Form 10-Q
period 1996-03-28
SANFILIPPO JOHN B & SON INC
filed 1996-05-13
CIK 880117



====================================================================================================================================

                                            SECURITIES AND EXCHANGE COMMISSION
                                                  WASHINGTON, D.C. 20549
                                             --------------------------------
                                                        FORM 10-Q
(Mark One)

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                      For the quarterly period ended March 28, 1996

[   ]    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                             For the transition period from ______________ to ______________
Commission file number 0-19681

                                              JOHN B. SANFILIPPO & SON, INC.
                                  (Exact Name of Registrant as Specified in its Charter)

                             DELAWARE                                              36-2419677
                             (State or Other Jurisdiction                       (I.R.S. Employer
                             of Incorporation or Organization)               Identification Number)

                                                     2299 BUSSE ROAD
                                            ELK GROVE VILLAGE, ILLINOIS 60007
                                         (Address of Principal Executive Offices)

                                    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                                                      (847) 593-2300



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      YES       X                            NO __________
                                          -------------


        As of May 10, 1996, 5,460,240 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares and 3,687,426 shares of the Registrant's Class A Common Stock, $.01 par value per share, were outstanding.


                        JOHN B. SANFILIPPO & SON, INC.

                              INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                                   PAGE NO.
- ------------------------------                                                                                   --------

Item 1 --   Consolidated Financial Statements:
                  Consolidated Statements of Operations for
                  the quarters ended March 28, 1996 and March 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . 3

                  Consolidated Balance Sheets as of March 28, 1996
                  and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                  Consolidated Statements of Cash Flows for the
                  quarters ended March 28, 1996 and March 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2 --   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

PART II.  OTHER INFORMATION
- ---------------------------

Item 2 --   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 5 --   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6 --   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
- ----------

OMITTED FINANCIAL STATEMENTS
- ----------------------------

None




Item 1 -- Financial Statements

                        JOHN B. SANFILIPPO & SON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (Dollars in thousands, except earnings per share)


                                                      March 28,      March 30,
                                                         1996           1995
                                                     ------------   -----------


 Net sales . . . . . . . . . . . . . . . . . . .        $ 53,059       $ 47,089
 Cost of sales . . . . . . . . . . . . . . . . .          44,883         39,000
                                                         -------        -------

 Gross profit  . . . . . . . . . . . . . . . . .           8,176          8,089
                                                        --------       --------

 Selling expenses  . . . . . . . . . . . . . . .           4,750          3,746
 Administrative expenses . . . . . . . . . . . .           2,892          2,194
                                                        --------       --------

                                                           7,642          5,940
                                                       ---------       --------
 Income from operations  . . . . . . . . . . . .             534          2,149
                                                      ----------       --------

 Other income (expense):

       Interest expense  . . . . . . . . . . . .          (2,555)        (2,039)
       Interest income . . . . . . . . . . . . .              13            110
       Gain on disposition of properties . . . .             ---             18
       Rental income . . . . . . . . . . . . . .              78             81
                                                     ------------   -----------

                                                          (2,464)        (1,830)
                                                      -----------      --------

 Income (loss) before income taxes . . . . . . .          (1,930)           319
 Income tax (expense) benefit  . . . . . . . . .             746           (128)
                                                      ----------      ---------


 Net income (loss) . . . . . . . . . . . . . . .     $    (1,184)      $    191
                                                     ============      ========

 Earnings (loss) per common share  . . . . . . .       $   (0.13)      $   0.02
                                                       ==========      ========





   The accompanying notes are an integral part of these financial statements.

                         JOHN B. SANFILIPPO & SON, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                    March 28,     December 31,
                                                        1996          1995
                                                  -------------   -----------
                                                   (Unaudited)
 ASSETS
 ------
 CURRENT ASSETS:
       Cash  . . . . . . . . . . . . . . . . .       $      844     $      408
       Accounts receivable, net  . . . . . . .           18,697         27,789
       Inventories . . . . . . . . . . . . . .           98,993         96,360
       Stockholder note receivable . . . . . .              ---            354
       Deferred income taxes . . . . . . . . .              762            762
       Prepaid expenses and other current assets          2,180            682
                                                    -----------   ------------

 TOTAL CURRENT ASSETS  . . . . . . . . . . . .          121,476        126,355
                                                      ---------     ----------

 PROPERTIES:
       Buildings . . . . . . . . . . . . . . .           54,806         47,831
       Machinery and equipment . . . . . . . .           57,571         52,825
       Furniture and leasehold improvements  .            4,819          4,813
       Vehicles  . . . . . . . . . . . . . . .            3,668          3,494
       Construction in progress  . . . . . . .            1,120          8,977
                                                    -----------   ------------
                                                        121,984        117,940
       Less:  Accumulated depreciation . . . .           44,559         42,854
                                                     ----------    -----------
                                                         77,425         75,086
       Land  . . . . . . . . . . . . . . . . .            1,945          1,945
                                                    -----------   ------------
                                                         79,370         77,031
                                                     ----------    -----------
 OTHER ASSETS:
       Goodwill and other intangibles  . . . .            9,316          9,450
       Miscellaneous . . . . . . . . . . . . .            5,989          6,166
                                                   ------------   ------------
                                                         15,305         15,616
                                                    -----------   ------------
                                                      $ 216,151      $ 219,002
                                                      =========      =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
       Notes payable . . . . . . . . . . . . .       $   44,845     $   28,582
       Current maturities  . . . . . . . . . .            4,025          3,586
       Accounts payable  . . . . . . . . . . .           11,155         26,727
       Accrued expenses  . . . . . . . . . . .            6,984          8,668
       Income taxes payable  . . . . . . . . .              ---            644
                                                   ------------      ---------

 TOTAL CURRENT LIABILITIES . . . . . . . . . .           67,009         68,207
                                                    -----------     ----------

 LONG-TERM DEBT  . . . . . . . . . . . . . . .           74,213         74,681
                                                    -----------    -----------

 LONG-TERM DEFERRED INCOME TAXES . . . . . .                503            503
                                                    -----------    -----------

 STOCKHOLDERS' EQUITY
       Preferred Stock . . . . . . . . . . . .              ---            ---
       Class A Common Stock  . . . . . . . . .               37             37
       Common Stock  . . . . . . . . . . . . .               56             56
       Capital in excess of par value  . . . .           57,191         57,191
       Retained earnings . . . . . . . . . . .           18,346         19,531
       Treasury stock  . . . . . . . . . . . .           (1,204)        (1,204)
                                                    ------------   ------------
                                                         74,426         75,611
                                                    ------------    -----------
                                                     $  216,151      $ 219,002
                                                     ==========      =========

   The accompanying notes are an integral part of these financial statements.

                         JOHN B. SANFILIPPO & SON, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)


                                                    March 28,            March 30,
                                                      1996                 1995
                                                   ----------            ----------



 Cash flows from operating activities:
   Net income (loss) . . . . . . . . . . . . .      $  (1,184)         $     191

   Adjustments:
     Depreciation and amortization . . . . . .          2,012              1,770
     Gain on disposition of properties . . . .            ---                (18)
     Change in current assets and current
       liabilities:

       Accounts receivable, net  . . . . . . .          9,092              6,812
       Inventories . . . . . . . . . . . . . .         (2,633)            (3,367)
       Prepaid expenses and other
         current assets  . . . . . . . . . . .         (1,498)              (785)
       Accounts payable  . . . . . . . . . . .        (15,572)            (4,946)
       Accrued expenses  . . . . . . . . . . .         (1,684)               570

       Income taxes payable  . . . . . . . . .           (644)               495
                                                      -------          ---------
   Net cash provided by (used in) operating
   activities  . . . . . . . . . . . . . .            (12,111)               722
                                                      --------         ---------
 Cash flows from investing activities:
   Acquisition of properties . . . . . . . . .         (2,804)            (2,650)
   Proceeds from disposition of properties . .             10                 25
   Stockholder note receivable . . . . . . . .            354                (11)
   Note receivable from affiliate, net of
     repayments  . . . . . . . . . . . . . . .            ---              5,790
   Other . . . . . . . . . . . . . . . . . . .              5             (3,094)
                                                   -----------         ----------
   Net cash provided by (used in) investing
   activities  . . . . . . . . . . . . . . . .         (2,435)                60
                                                   -----------         ---------
 Cash flows from financing activities:
   Borrowings on notes payable . . . . . . . .         29,449             10,999
   Repayments on notes payable . . . . . . . .        (13,187)           (10,717)
   Principal payments on long-term debt  . . .         (1,280)            (1,286)
                                                   -----------         ----------
   Net cash provided by (used in) financing
   activities  . . . . . . . . . . . . . . . .         14,982             (1,004)
                                                   ----------          ----------

 Net increase (decrease) in cash . . . . . . .            436               (222)
 Cash:
       Beginning of period . . . . . . . . . .            408                515
                                                   -----------         ----------

       End of period . . . . . . . . . . . . .      $     844          $     293
                                                    ==========         ==========
 Supplemental Disclosures:
       Interest paid . . . . . . . . . . . . .      $   2,942          $   1,707
       Taxes paid  . . . . . . . . . . . . . .          1,046                352
 Supplemental Disclosure of noncash investing
    and financing activities:
       Acquisition of Fisher Nut properties
                    payable pursuant to a
                    promissory Note . . . . .           1,250                ---
       Accounts receivable on asset sales  . .            ---                 25



   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)




Note 1 - Notes Payable

On March 27, 1996, John B. Sanfilippo & Son, Inc. (the "Company" or "JBS") entered into a new unsecured credit facility totaling $60,000 that extends through March 27, 1998 (except for the $8,260 letter of credit which matures on June 1, 1997) with certain banks (the "Bank Credit Facility"). The Bank Credit Facility includes a $51,740 revolving credit line which bears interest at a rate determined pursuant to a formula based on the agent bank's quoted rate, the Federal Funds Rate and the Eurodollar Interbank Rate. The Bank Credit Facility also includes an $8,260 standby letter of credit, which replaced a prior letter of credit securing the industrial development bonds which financed the original acquisition, construction, and equipping of the Company's Bainbridge, Georgia facility. The Bank Credit Facility replaced the Company's prior unsecured credit facility which was in effect until the Bank Credit Facility was entered into. The weighted average interest rate on borrowings outstanding under the Bank Credit Facility at March 28, 1996 was 8.25%.

The Bank Credit Facility includes certain restrictive covenants that, among other things, require the Company to maintain a minimum tangible net worth, comply with specified ratios, limit annual capital expenditures to $10,000 (excluding expenditures related to the Fisher Nut business), and restrict dividends to 25% of cumulative net earnings from January 1, 1996. The Bank Credit Facility also requires that certain officers and stockholders of the Company, together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company.

Note 2 - Inventories

Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:



                                                                                   March 28,                 December 31,
                                                                                      1996                       1995
                                                                                   --------                   ---------
                           Raw material and supplies  . . . . . . .                $ 67,429                    $ 70,465
                           Work-in-process and finished goods . . .                  31,564                      25,895
                                                                                   --------                    --------
                                                                                   $ 98,993                    $ 96,360
                                                                                   ========                    ========


Note 3 - Stock Option Plan

Options to purchase Common Stock granted under the Company's 1991 Stock Option Plan are exercisable 25% annually commencing on the first anniversary of the date of grant and become fully exercisable on the fourth anniversary of the date of grant. Effective February 28, 1995, the Board of Directors terminated early the 1991 Stock Option Plan. The termination of the 1991 Stock Option Plan did not, however, affect options granted under the 1991 Stock Option Plan which remained outstanding as of the effective date of such termination. Accordingly, the unexercised options outstanding under the 1991 Stock Option Plan at March 28, 1996 will continue to be governed by the terms of the 1991 Stock Option Plan.

     The following is a summary of activity under the 1991 Stock Option Plan:

                                                                                                Option Price
                                                                            Number of Shares    Per Share
                                                                           ----------------     ---------

 Outstanding at December 31, 1995  . . . . . . . . . . . . . .             344,150              $6.00-$16.50
 Cancelled . . . . . . . . . . . . . . . . . . . . . . . . . .              (6,250)             $6.00-$15.00
                                                                           --------

 Outstanding at March 28, 1996 . . . . . . . . . . . . . . . .             337,900              $6.00-$16.50
                                                                           =======
 Options exercisable at March 28, 1996 . . . . . . . . . . . .             272,851
                                                                           =======
 Options available for grant at March 28, 1996 . . . . . . . .                   0
                                                                           =======



Options to purchase Common Stock granted under the Company's 1995 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary of the date of grant and become fully exercisable on the fourth anniversary of the date of grant. On February 1, 1996, the Company's Stock Option Committee granted a stock option to purchase 2,000 shares of Common Stock at an exercise price of $8.625 per share, the closing price of the Common Stock on February 1, 1996.

The following is a summary of activity under the 1995 Equity Incentive Plan:



                                                                                                            Option Price
                                                                                 Number of Shares           Per Share
                                                                                 ----------------           ---------
     Outstanding at December 31, 1995 . . . . . . . . . .  . . . . . . . .       92,300                     $8.25-$10.50
     Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,000                     $8.625
     Cancelled  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (500)                     $9.375
                                                                                 ------
     Outstanding at March 28, 1996  . . . . . . . . . . . . . . . . . . .        93,800                     $8.25-$10.50
                                                                                 ======

     Options exercisable at March 28, 1996  . . . . . . . . . . . . . . .             0
                                                                                 ======
     Options available for grant at March 28, 1996  . . . . . . . . . . .       106,200
                                                                                =======


Note 4 - Earnings Per Common Share

Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. Common stock equivalents (stock options) had an immaterial effect on earnings per share for the first quarter of 1996 and 1995 and, accordingly, have not been included in the weighted average shares outstanding. Fully diluted earnings per common share, which include the effect of conversion of common stock equivalents and, in 1995 only, a convertible debenture, for the first quarter of 1996 and 1995 are not materially different from the earnings per share presented. The weighted average number of shares aggregated 9,147,666 and 8,961,676 for the first quarter of 1996 and 1995, respectively.


Note 5 - Management's Statement

The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2

The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical are forward-looking statements. These forward-looking statements, which are generally followed (and therefore identified) by a cross reference to "Factors That May Affect Future Results," involve risks and uncertainties and are based on current expectations. Consequently, the Company's actual results could differ from the expectations expressed in the forward-looking statements. The various factors that could cause the Company's actual results to differ materially from the expected results include the factors discussed in the section "Factors That May Affect Future Results" that is referred to in the cross reference that follows the forward-looking statements, as well as the other factors discussed under "Factors That May Affect Future Results."

GENERAL

The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the first and fourth quarters of each year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At March 28, 1996, the Company's inventories totalled approximately $99.0 million compared to approximately $96.4 million at December 31, 1995, and approximately $92.5 million at of the end of the first quarter of 1995. See "Factors that May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

The Company's net sales to industrial customers increased both in amount and as a percentage of the Company's total net sales from 1992 to 1995 due primarily to a combination of the Company's acquisition of Sunshine Nut Co., Inc. ("Sunshine"), which sells a greater portion of its products to industrial customers than JBS, and an overall increase in unit volume. In addition, the increase in the Company's processing and shelling capacity created by the Garysburg, North Carolina facility, the Selma, Texas facility and the Gustine, California facility has contributed to the increase in sales to industrial customers (which are generally made at lower margins than sales to other customers) both in amount and as a percentage of the Company's total net sales and could result in further such increases. See "Factors that May Affect Future Results -- Sales to Industrial Customers".


RESULTS OF OPERATIONS

Net Sales. Net sales increased from approximately $47.1 million in the first quarter of 1995 to approximately $53.1 million in the first quarter of 1996, an increase of approximately $6.0 million or 12.7%. The increase in net sales was due primarily to increased unit volume sales to the Company's retail and industrial customers. The increase in net sales to retail customers was due primarily to the additional sales generated under the Company's long-term supply contract with Preferred Products, Inc., a wholly-owned subsidiary of Supervalu, Inc., which was entered into in the first quarter of 1995 and to the additional sales generated by the Company's acquisition of the Fisher Nut business in the fourth quarter of 1995. These increases in net sales to retail customers were partially offset by decreases in net sales to Sam's Club and other retail customers. During the first quarter of 1996 the Company was outbid for Sam's Club business, which accounted for approximately $23.4 million of the Company's net sales in 1995 and, accordingly, the Company does not expect to derive significant sales from Sam's Club during 1996. The full effects of the loss of this customer were not felt during the first quarter, as the Company made limited sales to Sam's Club to fill certain orders which were outstanding at the time the Company was outbid. Although the Company presently expects that it will be able to replace all or a substantial portion of the Sam's Club business through the addition of new customers and sales under the Fisher brand, there can be no assurance that the loss of this customer will not have an adverse effect on the Company's net sales during 1996, especially on a comparative basis. See " - Gross Profit" and "Factors That May Affect Future Results - Competitive Environment." The increase in net sales to industrial customers was due primarily to additional unit volume sales by Sunshine. Net sales to the Company's contract manufacturing and government customers declined slightly for the quarter, while net sales to food service customers remained relatively unchanged.


Gross Profit. Gross profit margin decreased from 17.2% in the first quarter of 1995 to 15.4% in the first quarter of 1996. This decrease was due primarily to
(i) increases in raw materials costs which the Company was unable to offset with increases in selling prices, (ii) recent declines in the market price for processed pecan meats, and (iii) increases in production-related expenses resulting from the Company's relocation of its pecan shelling operations to a new facility, which began production in January 1996, and is presently operating at levels of efficiency below those achieved at the Company's old pecan shelling facility.

As noted above, during the first quarter of 1996 the Company was outbid for the business of a significant retail customer and there can be no assurance that the Company will be able to replace this business entirely or that replacement sales will carry margins greater than or equal to those lost. Accordingly, there can be no assurance that the loss of this customer will not adversely affect the Company's gross profit and gross profit margins during 1996, especially on a comparative basis. See "- Net Sales" and "Factors That May Affect Future Results - Competitive Environment."


Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales increased from 12.6% in the first quarter of 1995 to 14.4% in the first quarter of 1996. Selling expenses as a percentage of net sales increased from 8.0% in the first quarter of 1995 to 9.0% in the first quarter of 1996. This increase was due primarily to (i) expenses related to developing the Fisher brand which was acquired in the fourth quarter of 1995, and (ii) higher promotional allowances in the first quarter of 1996. Administrative expenses as a percentage of net sales increased from 4.7% in the first quarter of 1995 to 5.5% in the first quarter of 1996. This increase was due primarily to (i) higher staffing costs related to the Company's acquisition of the Fisher Nut business, and (ii) amortization expense related to acquisitions.

Income from Operations. Due to the factors discussed above, income from operations decreased from approximately $2.1 million, or 4.6% of net sales, in the first quarter of 1995 to approximately $0.5 million, or 1.0% of net sales, in the first quarter of 1996.

Interest Expense. Interest expense increased from approximately $2.0 million in the first quarter of 1995 to approximately $2.6 million in the first quarter of 1996. This increase was due primarily to a higher average level of borrowings during the first quarter of 1996 compared to the first quarter of 1995.

Income Taxes. The Company recorded an income tax benefit of approximately $0.7 million, or 38.7% of the loss before income taxes, in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1996, the Company continued to finance its activities through an unsecured credit facility (the "Prior Credit Facility), $35.0 million borrowed under an unsecured long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under an unsecured long-term financing arrangement (the "Additional Long-Term Financing"). On March 27, 1996, the Company closed on the Bank Credit Facility and used initial borrowings thereunder of $43.1 million to repay all outstanding amounts under the Prior Credit Facility, which was then terminated.

Net cash used in operating activities was approximately $12.1 million in the first quarter of 1996 compared to net cash provided by operating activities of approximately $0.7 million in the first quarter of 1995. The largest component of net cash used in operating activities in the first quarter of 1996 was a decrease of approximately $15.6 million in accounts payable. The largest component of net cash used in investing activities in the first quarter of 1996 was approximately $2.8 million in capital expenditures. During both the first quarters of 1996 and 1995, the Company repaid approximately $1.3 million of long-term debt.

The Bank Credit Facility is comprised of (i) a working capital revolving loan which provides for working capital financing of up to approximately $51.7 million, in the aggregate, and matures on March 27, 1998, and (ii) an $8.3 million letter of credit to secure the industrial development bonds described below which matures on June 1, 1997. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 8.25% at March 28, 1996) determined pursuant to a formula based on the agent bank's quoted rate, the Federal Funds Rate and the Eurodollar Interbank Rate. The aggregate amount outstanding under the Bank Credit Facility is limited to specified amounts which vary, because of the seasonal nature of the Company's business, from $60.0 million in January through March to $25.0 million in August through September.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest at rates ranging from 6.49% to 8.33% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $1.3 million based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 8.31% per annum payable quarterly, and requires semi-annual principal installments ranging from $0.5 million to $0.6 million based on a ten-year amortization schedule.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and, beginning on September 1, 1999, requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things, (i) require the Company to maintain specified financial ratios, (ii) limit the amount the Company may spend on capital expenditures in each year to $10.0 million (excluding expenditures related to the Fisher Nut business), and (iii) require that Jasper
B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the company's cumulative net income from and after January 1, 1993, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and, (c) $5.0 million, (iii) the Bank Credit Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's net income from and after January 1, 1996, and (iv) the Bank Credit Facility prohibits the Company from spending more than $1.0 million to redeem shares of capital stock for the entire term of the agreement.

The Company has $8.0 million in aggregate principal amount of industrial development bonds outstanding which were used to finance the original acquisition, construction and equipping of the Company's Bainbridge,

Georgia facility. The bonds bear interest payable semi-annually at 6% through May 1997 and at a market rate to be determined thereafter. On June 1, 1997, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be re-marketed by the underwriter of the bonds on a "best efforts" basis. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $170,000 to $780,000, beginning in 1998 and continuing through 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

As of March 28, 1996, the Company had approximately $8.2 million of available credit under the Bank Credit Facility. The Company currently expects to incur a total of approximately $8.2 million in capital expenditures in 1996, of which an aggregate of approximately $2.8 million were incurred during the first quarter of 1996 in connection with the relocation of the Company's pecan shelling operations to the Selma, Texas facility and for certain machinery and equipment. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.


FACTORS THAT MAY AFFECT FUTURE RESULTS

     (A) GROWTH INITIATIVES

Over the past three years, the Company has substantially increased its shelling, processing and manufacturing capacity by a combination of strategic acquisitions and improvements to and expansions of its facilities. The Company has increased its borrowings to finance these acquisitions, improvements and expansions, as well as its increased costs of operations and increased investments in inventory related to the resulting increased production capacity. Underutilization of its increased production capacity has had a negative impact on the Company's gross profit and gross profit margin. Until such time as the Company is able to more fully utilize its increased production capacity through further increases in its sales volume, the Company's results of operations may continue to be adversely affected. Furthermore, although the Company believes that cash flow from operations and funds available under its credit facilities (assuming the Company maintains compliance with the covenants under its financing arrangements) will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures for 1996, there can be no assurance that such cash flow and credit availability will be sufficient to meet future capital requirements or that the Company will remain in compliance with such covenants. The Company strives to update and improve its management information systems to ensure their adequacy. Although the Company believes that its management information systems currently provide the Company with the information necessary to manage its businesses, there can be no assurance that the Company's management information systems will meet the Company's future requirements. See "Liquidity and Capital Resources".

     (B)  AVAILABILITY OF RAW MATERIALS AND MARKET PRICE FLUCTUATIONS

The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans,other nuts, dried fruit and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions and plant diseases.
Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the USDA or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. Shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts, dried fruit or chocolate may affect the value of the

Company's inventory and the Company's profitability. The Company has a significant inventory of nuts, dried fruit and chocolate that would be adversely affected by any decrease in the market price of such raw materials.

     (C)  COMPETITIVE ENVIRONMENT

The Company operates in a highly competitive environment. The Company's principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than JBS, such as Planters Lifesavers Company (a subsidiary of RJR Nabisco, Inc.). JBS also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs.

     (D)  SALES TO INDUSTRIAL CUSTOMERS

The increase in the Company's processing and shelling capacity created by its new or expanded facilities and increased sales by Sunshine may result in further increases in net sales to industrial customers, both in amount and as a percentage of the Company's total sales. Because sales to industrial customers are generally made at lower margins than sales to other customers, increases in such sales may adversely affect the Company's profit margins.


     (E)  FIXED PRICE COMMITMENTS

From time to time, the Company enters into fixed price commitments with its customers. However, such commitments typically represent 10% or less of the Company's annual net sales and are normally only entered into after the Company's cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The Company will continue to enter into fixed price commitments in respect of certain of its nut products prior to fixing its acquisition cost when, in management's judgment, market or crop harvest conditions so warrant. To the extent the Company does so, these fixed price commitments may result in losses. Historically, however, such losses have generally been offset by gains on other fixed price commitments. However, there can be no assurance that losses from fixed price commitments may not have a material adverse effect on the Company's results of operations.


     (F)  FEDERAL REGULATION OF PEANUT PRICES, QUOTAS AND POUNDAGE ALLOTMENTS

Approximately 50% of the total pounds of products processed by the Company during 1993, 1994, and 1995 were peanuts, peanut butter and other products containing peanuts. The Company purchases a majority of its peanut requirements directly from growers and obtains its remaining requirements from other shellers. The supply of peanuts is subject to federal regulations which restrict peanut imports and the tonnage of peanuts farmers may market domestically. These regulations create market conditions which may not be indicative of conditions that would prevail if the federal program were eliminated. A new law was recently enacted which phases out over a seven-year period many of the existing federal farm support and subsidy programs, but rejected efforts to eliminate the federal support program for peanuts at this time. This new law does, however, cut support prices for peanuts to $610 per ton from $678 per ton.

The North American Free Trade Agreement ("NAFTA"), effective January 1, 1994, committed the United States, Mexico and Canada to the elimination of quantitative restrictions and tariffs on the cross-border movement of industrial and agricultural products. Under NAFTA, United States import restrictions on Mexican shelled and in-shell peanuts are replaced by a tariff rate quota, initially set at 3,377 tons, which will grow by a 3% compound rate over a 15-year transition period. In-quota shipments enter the U.S. duty-free, while above-quota imports from Mexico face tariff rates equivalent to approximately 120% on shelled and 185% on in-shell peanuts. The tariff rates will be phased out at a rate of 15% per year in each of the first six years, with the remaining tariff rate to be phased out in equal installments over the next nine years. The Company does not believe NAFTA will have a material impact on the federal peanut program in the near term. Because of the relatively small amount of peanuts currently grown in Mexico, the full effect of NAFTA on the Company's business and opportunities cannot yet be fully assessed. However, than can be no assurance that NAFTA will not have a material adverse effect on the federal peanut program and the Company in the future.

The Uruguay Round Agreement of the General Agreement on Trade and Tariffs ("GATT") took effect on July 1, 1995. Under GATT, the United States must allow peanut imports to grow from the current 0% of domestic consumption to 3% within the first year and to 5% within six years. Import quotas on peanuts will be replaced by high ad valorem tariffs, which must be reduced, beginning in 1995, by 15% annually. The United States may limit imports of peanut butter, but must establish a tariff rate quota for peanut butter imports based on 1993 import levels. Peanut butter imports above the quota will be subject to an over-quota ad valorem tariff, which will be reduced by 15% annually.

Although NAFTA and the Uruguay Round Agreement do not directly affect the federal peanut program, the federal government may, in future legislative initiatives, reconsider the federal peanut program in light of these agreements.

Changes in, or the elimination or nonrenewal of, the federal peanut program could significantly affect the supply of, and price for, peanuts. While JBS has successfully operated in a market shaped by the federal peanut program for many years, JBS believes that it could adapt to a market without federal regulation. However, JBS has no experience in operating in such a peanut market, and no assurances can be given that the elimination or modification of the federal peanut program would not adversely affect JBS's business. Future changes in import quota limitations or the quota support price for peanuts at a time when the Company is maintaining a significant inventory of peanuts or has significant outstanding purchase commitments could adversely affect the Company's business by lowering the market value of the peanuts in its inventory or the peanuts which it is committed to buy. While the Company believes that its ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that future changes in, or the elimination of, the federal peanut program or import quotas will not adversely affect the Company's business.

                          PART II.  OTHER INFORMATION


Item 2 - Changes in Securities

As described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" under
Part I of this report, there are restrictive covenants under the Company's financing facilities which limit the payment of dividends.

Item 5 - Other Information

The Company's 1996 Annual Meeting of Stockholders was held on April 30, 1996 for the purpose of (i) electing directors, and (ii) ratifying the action of the Company's Board of Directors in appointing Price Waterhouse LLP as independent certified public accountants for 1996. The meeting proceeded and (i) the holders of the Company's Class A Common Stock elected Jasper B. Sanfilippo, Mathias A. Valentine, Larry D. Ray, John C. Taylor, and J. William Petty to serve on the Company's Board of Directors by a unanimous vote of 3,687,426 votes cast for, representing 100% of the then outstanding shares of Class A Common Stock, (ii) the holders of the Company's Common Stock elected William D. Fischer to serve on the Company's Board of Directors by a vote of 4,503,248 votes cast for, and 16,430 votes withheld, (iii) the holders of Common Stock elected John W.A. Buyers to serve on the Company's Board of Directors by a vote of 4,503,248 votes cast for, and 16,430 votes withheld, and (iv) the holders of Class A Common Stock and Common Stock ratified the appointment of Price Waterhouse LLP as the Company's independent public accountants for the fiscal year ending December 31, 1996 by a total of 41,375,265 votes cast for ratification, 13,050 votes against ratification, and 5,623 abstentions.


Item 6 -- Exhibits and Reports on Form 8-K

  (a)   Exhibits:  The exhibits required by Item 601 of Regulation S-K follow:



EXHIBIT
NUMBER                              DESCRIPTION

  2      None
  3.1   Restated Certificate of Incorporation of Registrant(2)
  3.2   Certificate of Correction to Restated Certificate(2)
  3.3   Bylaws of Registrant(1)
  4.1   Specimen Common Stock Certificate(3)
  4.2   Specimen Class A Common Stock Certificate(3)


EXHIBIT
NUMBER                                              DESCRIPTION
 4.3  Amended and Restated Note Purchase and Private Shelf Agreement by and between the Registrant and The Prudential
      Insurance Company of America ("Prudential") dated as of October 19, 1993 (the "Long-Term Credit Facility")(8)

 4.4  7.87% Series A Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15,
      2004 executed by the Registrant in favor of Prudential(5)

 4.5  8.22% Series B Senior Note dated September 29, 1992 in the original principal amount of $6.0 million due August 15,
      2004 executed by the Registrant in favor of Prudential(5)

 4.6  8.22% Series C Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15,
      2004 executed by the Registrant in favor of Prudential(5)

 4.7  8.33% Series D Senior Note dated January 15, 1993 in the original principal amount of $3.0 million due August 15,
      2004 executed by the Registrant in favor of Prudential(6)

 4.8  6.49% Series E Senior Note dated September 15, 1993 in the original principal amount of $8.0 million due August 15,
      2004 executed by the Registrant in favor of Prudential(9)

 4.9  8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $8.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(11)

 4.10 8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $2.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(11)

 4.11 Amended and Restated Guaranty Agreement dated as of October 19, 1993 by Sunshine in favor of Prudential(8)

 4.12 First Amendment to the Long-Term Credit Facility dated as of August 31, 1994 by and between Prudential, Sunshine
      Nut Co., Inc. ("Sunshine") and the Registrant(12)

 4.13 Second Amendment to the Long-Term Credit Facility dated as of September 12, 1995 by and among Prudential, Sunshine and the Registrant(17)

 4.14 Third Amendment to the Long-Term Credit Facility dated as of February 20, 1996 by and between Prudential, Sunshine and the Registrant(20)

 4.15 $1.8 million Promissory Note dated March 31, 1989 evidencing a loan by Cohen Financial Corporation to LaSalle
      National Bank ("LNB"), as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(14)


EXHIBIT
NUMBER                                                DESCRIPTION

 4.16 Modification Agreement dated as of September 29, 1992 by and among LaSalle National Trust, N.A. ("LaSalle Trust"), a national banking association, not personally but as Successor Trustee to LNB under Trust Agreement dated March
      17, 1989 known as Trust Number 114243; the Registrant; Jasper B. Sanfilippo and Mathias A. Valentine; and Mutual
      Trust Life Insurance Company(5)

 4.17 Note Purchase Agreement dated as of August 30, 1995 between the Registrant and Teachers Insurance and Annuity
      Association of America ("Teachers")(17)

 4.18 8.30% Senior Note due 2005 in the original principal amount of $10.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(17)

 4.19 9.38% Senior Subordinated Note due 2005 in the original principal amount of $15.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(17)

 4.20 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Notes)(17)

 4.21 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Subordinated Notes)(17)

 4.22 Amendment, Consent and Waiver, dated as of March 27, 1996, by and among Teachers, Sunshine and the Registrant(20)

 10.1 Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial
      Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

 10.2 Industrial Building Lease dated as of October 1, 1991 between JesCorp, Inc. and LNB, as Trustee under Trust
      Agreement dated March 17, 1989 and known as Trust No. 114243(16)

 10.3 Industrial Building Lease (the "Touhy Avenue Lease") dated November 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(13)

 10.4 First Amendment to the Touhy Avenue Lease dated June 1, 1987(13)

 10.5 Second Amendment to the Touhy Avenue Lease dated December 14, 1990(13)

 10.6 Third Amendment to the Touhy Avenue Lease dated September 1, 1991(18)

 10.7 Industrial Real Estate Lease (the "Lemon Avenue Lease") dated May 7, 1991 between Registrant, Majestic Realty Co.
      and Patrician Associates, Inc(1)

 10.8 First Amendment to the Lemon Avenue Lease dated January 10, 1996(20)





                                                           -16-

EXHIBIT
NUMBER                                                DESCRIPTION
 10.9   $4.0 million Promissory Note dated October 5, 1988 evidencing a loan to Registrant by Jasper B. Sanfilippo(1)

 10.10  Form of Receivable Assignment Agreement between Registrant and Jasper B. Sanfilippo and form of
        $1,153,801.36 Promissory Note executed by Jasper B. Sanfilippo in connection therewith(14)

 10.11  Mortgage, Assignment of Rents and Security Agreement made on September 29, 1992 by LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk
        Grove Village, Illinois(5)

 10.12  Industrial Building Lease dated June 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated February 7, 1979 and known as Trust No. 100628(1)

 10.13  First Amendment to Industrial Lease dated September 29, 1992 by and between the Registrant and LaSalle
        Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust
        Number 100628(5)

 10.14  Second Amendment to Industrial Building Lease dated March 3, 1995, by and between the Registrant and LaSalle
        Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as
        Trust Number 100628(14)

 10.15  Ground Lease dated January 1, 1995, between the Registrant and LaSalle Trust, not personally but as Successor
        Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(14)

 10.16  Party Wall Agreement, dated March 3, 1995, between the Registrant, LaSalle Trust, not personally but as
        Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 and the
        Arthur/Busse Limited Partnership(14)

 10.17  Secured Promissory Note in the amount of $6,223,321.81 dated September 29, 1992 executed by Arthur/Busse
        Limited Partnership in favor of the Registrant(5)

 10.18  Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

 10.19  Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

 10.20  The Registrant's 1991 Stock Option Plan(1)

 10.21  First Amendment to the Registrant's 1991 Stock Option Plan(4)





EXHIBIT
NUMBER                                                 DESCRIPTION
 10.22     John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B.
           Sanfilippo, Marian R. Sanfilippo and Registrant, and Collateral Assignment from John E. Sanfilippo as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, as assignor, to Registrant, as assignee(7)

 10.23    John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, Mathias Valentine, Mary Valentine and
          Registrant, and Collateral Assignment from Michael J. Valentine, as trustee of the Valentine Life Insurance
          Trust, dated May 15, 1991, as assignor, and Registrant, as assignee(7)

 10.24    License to Use Trade Name, Trademarks and Service Marks, dated April 15, 1993 by and among Bert S. Crane,
          Nancy M. Crane, Bert A. Crane, Mary Crane Couchman, Karen N. Crane, Crane Walnut Orchards Processing Division,
          Amsterdam Land and Cattle Company, Inc. and the Registrant(10)

 10.25    Credit Agreement among the Registrant, American National Bank and Trust Company of Chicago ("ANB") as agent,
          LNB, National City Bank ("NCB") and ANB, dated as of October 19, 1993(8)

 10.26    Guaranty Agreement dated as of October 19, 1993 by Sunshine in favor of ANB, as agent on behalf of LNB, NCB and ANB(8)

 10.27    Amendment to Amended and Restated Reimbursement Agreement dated as of October 19, 1993 by and among the
          Registrant, LNB and ANB(8)

 10.28    Amendment No. 1 to Bank Credit Facility entered into as of August 31, 1994 by and among the Registrant, ANB,
          LNB and NCB(12)

 10.29    Amendment No. 2 to Bank Credit Facility entered into as of September 1, 1994 by and among the Registrant, ANB,
          LNB and NCB(12)

 10.30    Amendment No. 3 to Bank Credit Facility dated as of September 13, 1995 by and among the Registrant, ANB, LNB and NCB.(17)

 10.31    Memorandum of Agreement dated February 24, 1994, between the Registrant and The Fisher Nut Company
          ("Fisher")(13)

 10.32    Asset Purchase and Sales Agreement, dated as of October 10, 1995, by and among The Procter & Gamble Company,
          ("P&G"),  The Procter & Gamble Distribution Company ("P&GDC"), Fisher and the Registrant(19)

 10.33    Inventory Purchase Agreement, dated as of October 10, 1995, by and among P&G, P&GDC, Fisher and the
          Registrant(19)

 10.34    Equipment Purchase Agreement, dated as of October 10, 1995, by and between Fisher and the Registrant(19)





EXHIBIT
NUMBER                                                DESCRIPTION
 10.35    Lease Agreement, dated as of December 10, 1993, by and between LaSalle Trust and the Registrant for the premises at 3001 Malmo Drive, Arlington Heights, Illinois(16)

 10.36    Certain documents relating to Reverse Split-Dollar Insurance Agreement between Sunshine and John Charles
          Taylor dated November 24, 1987(14)


 10.37    Outsource Agreement between the Registrant and Preferred Products, Inc. dated January 19, 1995 [CONFIDENTIAL
          TREATMENT REQUESTED](14)

 10.38    Letter Agreement between the Registrant and Preferred Products, Inc., dated February 24, 1995, amending the
          Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](14)

 10.39    The Registrant's 1995 Equity Incentive Plan(15)

 10.40    Merger Agreement dated May 31, 1995, among the Registrant, Quantz Acquisition Co., Inc. James B. Quantz, the
          National Bank of South Carolina, as Trustee of the James Bland Quantz Irrevocable Trust dated May 6, 1980, and
          Machine Design Incorporated [CONFIDENTIAL TREATMENT REQUESTED](16)

 10.41    Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September
          27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(18)

 10.42    First Mortgage and Security Agreement (the "ILIC Mortgage") by and between the Registrant, as mortgagor, and
          ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois (the "Arlington Heights
          Facility")(18)

 10.43    Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights Facility(18)

 10.44    Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights Facility(18)

 10.45    Credit Agreement among the Registrant, Bank of America Illinois ("BAI") as agent, NCB, The Northern Trust
          Company ("NTC") and BAI, dated as of March 27, 1996(20)


 10.46    Reimbursement Agreement between the Registrant and BAI, dated as of March 27, 1996(20)

 10.47    Guaranty Agreement dated as March 27, 1996 by Sunshine in favor of BAI as agent on behalf of NCB, NTC and
          BAI(20)


   11     None
   15     None





EXHIBIT
NUMBER                                DESCRIPTION


 18     None
 19     None
 22-24  None
 *27    Financial Data Schedule
 99     None


- ------------------------------------------------------

(1)  Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-43353, as
     filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
     1991 (Commission File No. 0-19681).

(3)  Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Amendment No. 3), Registration
     No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 25,
     1992 (Commission File No. 0-19681).

(5)  Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 29, 1992 (Commission File
     No. 0-19681).

(6)  Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 15, 1993 (Commission File
     No. 0-19681).

(7)  Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-59366, as
     filed with the Commission on March 11, 1993 (Commission File No. 0-19681).

(8)  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended
     September 30, 1993 (Commission File No. 0-19681).

(9)  Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 15, 1993 (Commission file
     No. 0-19681).

(10) Incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, Registration
     No. 33-59366, as filed with the commission on April 19, 1993 (Commission File No. 0-19681).

(11) Incorporated by reference to the Registrant's Current Report and Form 8-K dated June 23, 1994 (Commission File No.
     0-19681).

(12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September
     29, 1994 (Commission File No. 0-19681).


(13) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
     1993 (Commission File No. 0-19681).

(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
     1994 (Commission File No. 0-19681).

(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 30,
     1995 (Commission File No. 0-19681).

(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 29,
     1995 (Commission File No. 0-19681).

(17) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 12, 1995 (Commission File
     No. 0-19681).

(18) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September
     28, 1995 (Commission file No. 0-19681).

(19) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 6, 1995 (Commission file
     No. 0-19681).

(20) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
     1995  (Commission file No. 0-19681).

* Filed herewith

John B. Sanfilippo & Son, Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-Q. The charge for furnishing copies of the exhibits is $.25 per page, plus postage.

  (b)   Reports on Form 8-K:   On November 21, 1995, the Company filed a
current report on Form 8-K, dated November 6, 1995, with the Securities and Exchange Commission, reporting its acquisition of the Fisher Nut business (the "Fisher Transaction") pursuant to Item 2 on that form. On January 22, 1996, the Company amended this Form 8-K to include, pursuant to Item 7 of that form, the following financial statements in connection with the Fisher Transaction:
(i) Statement of Direct Revenues and Direct Expenses for the Year Ended June 30, 1995 and the Three Month Periods Ended September 30, 1995 and 1994 for the Fisher Nut Product Line of the Procter & Gamble Company and notes thereto, and
(ii) Pro Forma Income Statement for the year ended December 31, 1994 of the Company, Pro Forma Income statement for the Nine Months Ended September 28, 1995 of the Company and Pro Forma Balance Sheet as of September 28, 1995 of the Company, and related notes thereto.

                                                        SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               JOHN B. SANFILIPPO & SON, INC.

 Date:  May 10, 1996                           By:       /s/Gary P. Jensen
                                                   -----------------------------
                                                   Gary P. Jensen
                                                   Executive Vice President,
                                                   Finance and Chief Financial
                                                   Officer

                                EXHIBIT INDEX



EXHIBIT
NUMBER                                     DESCRIPTION

  27                                   Financial Data Schedule