Form 10-Q
period 1996-06-27
SANFILIPPO JOHN B & SON INC
filed 1996-08-12
CIK 880117






                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                      ________________________________
                                 FORM 10-Q
(Mark One)

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 27, 1996

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

                      Yes   ___X_____               No __________

      As of August 12, 1996, 5,460,240 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares and 3,687,426 shares of the Registrant's Class A Common Stock,
$.01 par value per share, were outstanding.


                       JOHN B. SANFILIPPO & SON, INC.

                             INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                      PAGE NO.

Item 1 -- Consolidated Financial Statements:
          Consolidated Statements of Operations for the quarters and twenty-six weeks ended June 27, 1996 and June 29, 1995 . . . . . 3

          Consolidated Balance Sheets as of June 27, 1996
          and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . 4

          Consolidated Statements of Cash Flows for the
          twenty-six weeks ended June 27, 1996 and June 29, 1995 . . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . . . . . 6

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . . . 9

PART II.  OTHER INFORMATION

Item 2 -- Changes in Securities. . . . . . . . . . . . . . . . . . . . .  16

Item 4 -- Submission of Matters to a Vote of Security Holders. . . . . .  16

Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  16

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24

OMITTED FINANCIAL STATEMENTS

None

PART I.  FINANCIAL INFORMATION

Item 1 -- Financial Statements

                       JOHN B. SANFILIPPO & SON, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
             (Dollars in thousands, except earnings per share)

                                                    For The                   For  The Twenty-Six
                                                 Quarter Ended                    Weeks Ended
                                             ---------------------          ----------------------

                                              June 27,    June 29,           June 27,     June 29,
                                                1996        1995               1996         1995
                                             ---------   ---------          ---------    ---------
Net sales. . . . . . . . . . . . . . .       $ 64,909    $ 58,818           $117,968     $105,907
Cost of sales. . . . . . . . . . . . .         55,610      46,970            100,493       85,970
                                             ---------   ---------          ---------    ---------
Gross profit . . . . . . . . . . . . .          9,299      11,848             17,475       19,937
                                             ---------   ---------          ---------    ---------
Selling expenses . . . . . . . . . . .          5,656       5,850             10,406        9,596
Administrative expenses. . . . . . . .          2,752       2,541              5,644        4,735
                                             ---------   ---------          ---------    ---------
                                                8,408       8,391             16,050       14,331
                                             ---------   ---------          ---------    ---------
Income from operations . . . . . . . .            891       3,457              1,425        5,606
                                             ---------   ---------          ---------    ---------
Other income (expense):
     Interest expense. . . . . . . . .         (2,267)     (1,823)            (4,822)      (3,862)
     Interest income . . . . . . . . .              4          35                 17          145
     Gain on disposition of properties              7           4                  7           22
     Rental income . . . . . . . . . .            137          96                215          177
                                             ---------   ---------          ---------    ---------
                                               (2,119)     (1,688)            (4,583)      (3,518)
                                             ---------   ---------          ---------    ---------
Income (loss) before income taxes              (1,228)      1,769             (3,158)       2,088
Income tax (expense) benefit                      465        (707)             1,211         (835)
                                             ---------   ---------          ---------    ---------
Net income (loss)                            $  ( 763)   $  1,062           $ (1,947)    $  1,253
                                             =========   =========          =========    =========
Earnings (loss) per common share             $  (0.08)   $   0.12           $  (0.21)    $   0.14
                                             =========   =========          =========    =========

  The accompanying notes are an integral part of these financial statements.

                       JOHN B. SANFILIPPO & SON, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                                June 27,     December 31,
                                                  1996           1995
                                              ------------   ------------
                                              (Unaudited)

ASSETS
======
CURRENT ASSETS:
   Cash. . . . . . . . . . . . . . . . . .    $       276    $       408
   Accounts receivable, net. . . . . . . .         20,768         27,789
   Inventories . . . . . . . . . . . . . .         83,182         96,360
   Stockholder note receivable . . . . . .            ---            354
   Deferred income taxes . . . . . . . . .            762            762
   Prepaid expenses and other current assets        2,646            682
                                              ------------   ------------
TOTAL CURRENT ASSETS . . . . . . . . . . .        107,634        126,355
                                              ------------   ------------
PROPERTIES:
   Buildings . . . . . . . . . . . . . . .         54,878         47,831
   Machinery and equipment . . . . . . . .         59,654         52,825
   Furniture and leasehold improvements. .          4,861          4,813
   Vehicles. . . . . . . . . . . . . . . .          3,866          3,494
   Construction in progress. . . . . . . .          1,335          8,977
                                              ------------   ------------
                                                  124,594        117,940
   Less:  Accumulated depreciation . . . .         46,373         42,854
                                              ------------   ------------
                                                   78,221         75,086
   Land. . . . . . . . . . . . . . . . . .          1,945          1,945
                                              ------------   ------------
                                                   80,166         77,031
                                              ------------   ------------
OTHER ASSETS:
   Goodwill and other intangibles. . . . .          9,123          9,450
   Miscellaneous . . . . . . . . . . . . .          5,967          6,166
                                              ------------   ------------
                                                   15,090         15,616
                                              ------------   ------------
                                              $   202,890    $   219,002
                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
====================================
CURRENT LIABILITIES:
   Notes payable . . . . . . . . . . . . .    $    32,952    $    28,582
   Current maturities. . . . . . . . . . .         12,541          3,586
   Accounts payable. . . . . . . . . . . .          9,688         26,727
   Accrued expenses. . . . . . . . . . . .          7,939          8,668
   Income taxes payable. . . . . . . . . .            ---            644
                                              ------------   ------------

TOTAL CURRENT LIABILITIES. . . . . . . . .         63,120         68,207
                                              ------------   ------------

LONG-TERM DEBT . . . . . . . . . . . . . .         65,603         74,681
                                              ------------   ------------

LONG-TERM DEFERRED INCOME TAXES. . . . . .            503            503
                                              ------------   ------------

STOCKHOLDERS' EQUITY
   Preferred Stock . . . . . . . . . . . .            ---            ---
   Class A Common Stock. . . . . . . . . .             37             37
   Common Stock. . . . . . . . . . . . . .             56             56
   Capital in excess of par value. . . . .         57,191         57,191
   Retained earnings . . . . . . . . . . .         17,584         19,531
   Treasury stock. . . . . . . . . . . . .         (1,204)        (1,204)
                                              ------------   ------------
                                                   73,664         75,611
                                              ------------   ------------
                                              $   202,890    $   219,002
                                              ============   ===========

  The accompanying notes are an integral part of these financial statements.

                       JOHN B. SANFILIPPO & SON, INC
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)



                                                  For the Twenty-Six
                                                     Weeks Ended
                                                  -------------------

                                                June 27,       June 29,
                                                  1996           1995
                                             ------------   ------------
Cash flows from operating activities:
 Net income (loss) . . . . . . . . . . . .   $    (1,947)   $     1,253
 Adjustments:
   Depreciation and amortization . . . . .         4,139          3,613
   Gain on disposition of properties . . .            (7)           (22)
   Change in current assets and current
     liabilities:
       Accounts receivable, net. . . . . .         7,021          3,793
       Inventories . . . . . . . . . . . .        13,178         10,669
       Prepaid expenses and other
        current assets . . . . . . . . . .        (1,964)           559
       Accounts payable. . . . . . . . . .       (17,039)       (10,231)
       Accrued expenses. . . . . . . . . .          (729)         2,501
       Income taxes payable. . . . . . . .          (644)           463
                                             ------------   ------------
 Net cash provided by operating activities         2,008         12,598
                                             ------------   ------------
Cash flows from investing activities:
 Acquisition of properties . . . . . . . .        (5,437)        (5,375)
 Proceeds from disposition of properties .            10             50
 Stockholder note receivable . . . . . . .           354             39
 Note receivable from affiliate, net of
  repayments . . . . . . . . . . . . . . .           ---          5,790
 Other . . . . . . . . . . . . . . . . . .           (61)        (3,241)
 Payments to acquire Machine Design, net
  of cash received . . . . . . . . . . . .           ---            (12)
                                             ------------   ------------
 Net cash (used in) investing activities .        (5,134)        (2,749)
                                             ------------   ------------

Cash flows from financing activities:
 Borrowings on notes payable . . . . . . .        41,082         30,285
 Repayments on notes payable . . . . . . .       (36,714)       (38,336)
 Proceeds from long-term debt. . . . . . .           191            ---
 Principal payments on long-term debt. . .        (1,565)        (2,042)
 Proceeds from the issuance of stock . . .           ---            210
                                             ------------   ------------
Net cash provided by (used in) financing
 activities. . . . . . . . . . . . . . . .         2,994         (9,883)
                                             ------------   ------------
Net (decrease) in cash                              (132)           (34)
Cash:
    Beginning of period                              408            515
                                             ------------   ------------
    End of period                            $       276    $       481
                                             ============   ============
Supplemental Disclosures:
    Interest paid                            $     4,694    $     3,511
    Taxes paid                                     1,104            803
Supplemental Disclosure of noncash investing
  and financing activities:
    Acquisition of Fisher Nut properties
      payable pursuant to a promissory note        1,250            ---
    Acquisition of Machine Design                    ---          1,520

 The accompanying notes are an integral part of these financial statements.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
    (Dollars in thousands, except per share data)




Note 1 - Notes Payable
- ----------------------

On March 27, 1996, John B. Sanfilippo & Son, Inc. (the "Company" or
"JBS") entered into a new unsecured credit facility totaling $60,000 that extends through March 27, 1998 (except for the $8,260 letter of credit which matures on June 1, 1997) with certain banks (the "Bank Credit
Facility"). The Bank Credit Facility includes a $51,740 revolving credit line which bears interest at a rate determined pursuant to a formula based on the agent bank's quoted rate, the Federal Funds Rate and the Eurodollar Interbank Rate. The Bank Credit Facility also includes an $8,260 standby letter of credit, which replaced a prior letter of credit securing the industrial development bonds which financed the original acquisition, construction, and equipping of the Company's Bainbridge, Georgia facility.
The Bank Credit Facility replaced the Company's prior unsecured credit facility which was in effect until the Bank Credit Facility was entered into. The weighted average interest rate on borrowings outstanding under the Bank Credit Facility at June 27, 1996 was 6.04%.

The Bank Credit Facility includes certain restrictive covenants that, among other things, require the Company to maintain a minimum tangible net worth, comply with specified ratios, limit annual capital expenditures to $10,000 (excluding expenditures related to the Fisher Nut business), and restrict dividends to 25% of cumulative net earnings from January 1, 1996.
The Bank Credit Facility also requires that certain officers and stockholders of the Company, together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. As of the end of the second quarter of 1996, the Company was not in compliance with the fixed charge coverage ratio covenant under the Bank Credit Facility. In addition, on August 1, 1996 the Company violated the "clean down covenant" under the Bank Credit Facility, which requires that the aggregate amount outstanding under the Bank Credit Facility from August 1 through September 30 of each year not exceed $25,000. As of August 1, 1996, the Company's aggregate borrowings under the Bank Credit Facility totalled approximately $35,000. In August 1996, the lenders waived noncompliance with the covenants. The waiver is subject to certain conditions including the requirement that the Company enter into an amendment to the Bank Credit Facility on or before September 9, 1996. For further information regarding the waiver and the terms of the amendment see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

Note 2 - Inventories
- --------------------

Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

                                                   June 27,     December 31,
                                                     1996           1995
                                                  ---------     ------------

     Raw material and supplies . . . . . . .      $ 52,068       $ 70,465
     Work-in-process and finished goods. . .        31,114         25,895
                                                  ---------     ------------
                                                  $ 83,182       $ 96,360
                                                  =========     ============

Note 3 - Stock Option Plan
- --------------------------

Options to purchase Common Stock granted under the Company's 1991
Stock Option Plan are exercisable 25% annually commencing on the first anniversary of the date of grant and become fully exercisable on the fourth anniversary of the date of grant. Effective February 28, 1995, the Board of Directors terminated early the 1991 Stock Option Plan. The termination of the 1991 Stock Option Plan did not, however, affect options granted under the 1991 Stock Option Plan which remained outstanding as of the effective date of such termination. Accordingly, the unexercised options outstanding under the 1991 Stock Option Plan at June 27, 1996 will continue to be governed by the terms of the 1991 Stock Option Plan.
The following is a summary of activity under the 1991 Stock Option Plan during the twenty-six weeks ended June 27, 1996:

                                               Number of     Option Price
                                                Shares        Per Share
                                               ---------     ------------

Outstanding at December 31, 1995 . . . . . .    344,150      $6.00-$16.50
Cancelled. . . . . . . . . . . . . . . . . .    (11,500)     $6.00-$15.00
                                               ---------
Outstanding at June 27, 1996 . . . . . . . .    332,650      $6.00-$16.50
                                               =========
Options exercisable at June 27, 1996 . . . .    264,425
                                               =========
Options available for grant at June 27, 1996          0
                                               =========

Options to purchase Common Stock granted under the Company's 1995
Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary of the date of grant and become fully exercisable on the fourth anniversary of the date of grant. On February 1, 1996, the Company's Stock Option Committee granted a stock option to purchase
2,000 shares of Common Stock at an exercise price of $8.625 per share, the closing price of the Common Stock on February 1, 1996. On April 30, 1996, the Company granted a stock option to purchase 1,000 shares of Common Stock to each of its three "outside directors" (i.e., directors who are not employees of the Company or any of its subsidiaries). These options were granted in accordance with a formula specified under the 1995 Equity Incentive Plan upon the election of such outside directors to the Company's Board on April 30, 1996 and, pursuant to such formula, have an exercise price of $6.625 per share, the closing price of the Common Stock on April 30, 1996. On June 24, 1996, the Company's
Stock Option Committee granted a stock option to purchase 1,000 shares of Common Stock at an exercise price of $6.75, the closing price of the Common Stock on June 24, 1996.

The following is a summary of activity under the 1995 Equity Incentive
Plan:

                                               Number of     Option Price
                                                Shares        Per Share
                                               ---------     -------------

Outstanding at December 31, 1995 . . . . . .     92,300      $8.25-$10.50
Granted. . . . . . . . . . . . . . . . . . .      6,000      $6.625-$8.625
Cancelled. . . . . . . . . . . . . . . . . .     (1,300)     $9.375
                                               ---------
Outstanding at June 27, 1996 . . . . . . . .     97,000      $6.625-$10.50
                                               =========
Options exercisable at June 27, 1996 . . . .      1,250
                                               =========
Options available for grant at June 27, 1996    103,000
                                               =========

Note 4 - Earnings Per Common Share
- ----------------------------------

Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. Common stock equivalents (stock options) had an immaterial effect on earnings per share for the first quarter of 1996 and 1995 and, accordingly, have not been included in the weighted average shares outstanding. Fully diluted earnings per common share, which include the effect of conversion of common stock equivalents and, in 1995 only, a convertible debenture, for the first quarter of 1996 and 1995 are not materially different from the earnings per share presented. The weighted average number of shares aggregated 9,147,666 and 9,022,991 for the second quarter of 1996 and 1995, respectively, and 9,147,666 and 8,992,334 for the twenty-six weeks ended June 27, 1996 and June 30, 1995, respectively.

Note 5 - Management's Statement
- -------------------------------
The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2
- ------

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

GENERAL

The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December.
Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the first and fourth quarters of each year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. Declines in the market prices for pecans have negatively affected the Company's gross profit margins for the twenty-six weeks ended June 27, 1996. Further decreases in the market prices for pecans may require the Company to write down its pecan inventory to market value during the last half of 1996. At June 27, 1996, the Company's inventories totalled approximately $83.2 million compared to approximately $96.4 million at December 31, 1995, and approximately $78.3 million as of the end of the second quarter of 1995. See "Factors that May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

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


RESULTS OF OPERATIONS
- ---------------------

Net Sales.  Net sales increased from approximately $58.8 million in the second quarter of 1995 to approximately $64.9 million in the second quarter of 1996, an increase of approximately $6.1 million, or 10.4%. For the twenty-six weeks ended June 27, 1996, net sales totalled approximately
$118.0 million compared to approximately $105.9 million for the twenty-six weeks ended June 30, 1995, representing an increase of approximately
$12.1 million, or 11.4%. The increase in sales for both the second quarter and twenty-six weeks ended June 27, 1996 was due primarily to increased unit volume sales to the Company's retail and industrial customers. The increase in net sales to retail customers was due primarily to the additional sales generated by the Company's acquisition of the Fisher Nut business in the fourth quarter of 1995 and to additional sales generated under the Company's long-term supply contract with Preferred Products, Inc., a wholly-owned subsidiary of Supervalu, Inc., which was entered into in the first quarter of 1995. These increases in net sales to retail customers were partially offset by decreases in net sales to certain retail customers such as Sam's Club. During the first quarter of 1996, the Company was outbid for Sam's Club business, which accounted for approximately $23.4 million of the Company's net sales in 1995 and, accordingly, the Company has not derived significant sales from Sam's Club during the first half of 1996.
See "--Gross Profit" and "Factors That May Affect Future Results - Competitive Environment". The increase in net sales to industrial customers was due
primarily to additional unit volume sales by Sunshine.    This increase was
partially offset by lower selling prices for pecans throughout 1996 when compared to 1995. Net sales to the Company's contract manufacturing and government customers declined slightly for both the quarter and twenty-six weeks ended June 27, 1996. Net sales to food service customers increased for both the quarter and twenty-six weeks ended June
27, 1996 due to higher sales to airlines.

Gross Profit. Gross profit margin decreased from 20.1% in the second quarter of 1995 to 14.3% in the second quarter of 1996. For the twenty-six weeks ended June 27, 1996, the gross profit margin decreased from 18.8% in 1995 to 14.8% in 1996. This decrease was due primarily to (i) declines in the market price for processed pecan meats throughout 1996 relative to the cost of pecan inventory, (ii) increases in industrial sales (which typically carry lower margins) as a percentage of total net sales, (iii) increases in raw material costs which the Company was unable to offset with increases in selling prices, and (iv) increases in production-related expenses resulting from the Company's relocation of its pecan shelling operations to a new facility, which began production in January 1996, and which during the first quarter of 1996, operated at levels of efficiency below those achieved at the Company's old pecan shelling facility.

As noted under "General" above, the Company maintains significant inventories of pecans and other nuts at certain times of the year. Declines in the market price of pecans have negatively affected the Company's gross profit margins in the twenty-six weeks ended June 27, 1996. Further decreases in the market price for pecans may require the Company to write down its pecan inventory to market value during the last half of 1996. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations".

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from 14.3% in the second quarter of 1995 to 13.0% in the second quarter of 1996. Selling expenses as a percentage of net sales decreased from 9.9% in the second quarter of 1995 to 8.7% in the second quarter of 1996. Administrative expenses as a percentage of net sales decreased slightly from 4.3% in the second quarter of 1995 to 4.2% in the second quarter of 1996. Selling and administrative expenses as a percentage of net sales for the twenty-six weeks ended June 27, 1996 increased slightly from 13.5% for the twenty-six weeks ended June 29, 1995 to 13.6% for the twenty-six weeks ended
June 27, 1996. Selling expenses as a percentage of net sales for the twenty-six weeks ended June 27, 1996 decreased to 8.8% from 9.1% for the same period in 1995. Administrative expenses as a percentage of net sales for the twenty-six weeks ended June 27, 1996 increased to 4.8% from 4.5% for the same period in 1995. The decrease in selling expenses as a percentage of net sales for both the quarter and twenty-six weeks ended June 27, 1996 were due primarily to lower promotional allowances and commissions. The slight decrease in administrative expenses as a percentage of net sales for the second quarter ended June 27, 1996 was due primarily to lower employee benefit related expenses. The increase in administrative expenses for the twenty-six weeks ended June 27, 1996 were due primarily to (i) higher staffing costs related to the Company's acquisition of the Fisher Nut business and at Sunshine, and (ii) amortization expense related to acquisitions.

Income from Operations. Due to the factors discussed above, income from operations decreased from approximately $3.5 million in the second quarter of 1995 to approximately $0.9 million in the second quarter of 1996, a decrease of approximately $2.6 million, or 74.2%. For the twenty-six weeks ended June 27, 1996, income from operations decreased from approximately $5.6 million to approximately $1.4 million, a decrease of approximately $4.2 million, or 74.6%.

Interest Expense. Interest expense increased from approximately $1.8 million in the second quarter of 1995 to approximately $2.3 million in the second quarter of 1996, an increase of approximately $0.4 million, or 24.4%. Interest expense for the twenty-six weeks ended June 27, 1996 increased from approximately $3.9 million to approximately $4.8 million, an increase of approximately $1.0 million, or 24.9%. The increase for both the second quarter and twenty-six weeks ended June 27, 1996 were due primarily to higher average level of borrowings, due to increased inventory purchases, acquisitions and capital expenditures.

Income Taxes. The Company recorded an income tax benefit of approximately $0.5 million, or 37.9% of the loss before income taxes, for the second quarter of 1996, and approximately $1.2 million, or 38.3% of the loss before income taxes, for the twenty-six weeks ended June 27, 1996.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the second quarter of 1996, the Company continued to finance its activities through an unsecured credit facility (the "Bank Credit Facility"), $35.0 million borrowed under an unsecured long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under an unsecured long-term financing arrangement (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately $2.0 million compared to approximately $12.6 million for the same period of 1995. The most significant factor in the approximately $10.6 million decrease in cash provided by operating activities is that more accounts payable were paid in the twenty-six weeks ended June 27, 1996 than in the comparable period of 1995. The largest component of net cash provided by operating activities was a decrease of approximately $13.2 million in inventories. The largest component of net cash used in investing activities for the twenty-six weeks ended June 27, 1996 was approximately $5.4 million in capital expenditures. During the twenty-six weeks ended June 27, 1996, the Company repaid approximately $1.6 million of long-term debt, compared to approximately $2.0 million for the same period in 1995.

The Bank Credit Facility is comprised of (i) a working capital revolving loan which (as described below, depending on the time of year) provides for working capital financing of up to approximately $51.7 million, in the aggregate, and matures on March 27, 1998, and (ii) an $8.3 million letter of credit to secure the industrial development bonds described below which mature on June 1, 1997. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 6.04% at June 27, 1996) determined pursuant to a formula based on the agent bank's quoted rate, the Federal Funds Rate and the Eurodollar Interbank
Rate. The aggregate amount outstanding under the Bank Credit Facility is limited to specified amounts which vary, because of the seasonal nature of the Company's business, from $60.0 million during January through March, to $50.0 million during April through May, to $40.0 million during June through July, to $25.0 million during August through September, to $50.0 million during October through December.

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

As of the end of the second quarter of 1996, the Company was not in compliance with the fixed charge coverage ratio covenants under the Bank
Credit Facility and the Additional Long-Term Financing.  In addition, on
August 1, 1996 the Company violated the "clean down covenant" under the Bank Credit Facility, which requires that the aggregate amount outstanding under the Bank Credit Facility from August 1 through September 30 of each year not exceed $25.0 million. As of August 1, 1996, the Company's aggregate borrowings under the Bank Credit Facility totalled approximately $35.0 million. On August 12, 1996, the Company entered into a Waiver to Credit Agreement with the Agent for the lenders under the Bank Credit Facility that waives, effective as of August 1, 1996, the Company's failure to comply with the fixed charge coverage ratio covenant for the quarter ended June 27, 1996 and the Company's failure to comply with the "clean down covenant" on and after August 1, 1996 (with a $40.0 million maximum borrowing limit through the effective period of the waiver). The waiver is only effective through and including the earlier to occur of (i) September 9, 1996, and (ii) the date on which the Company and its lenders under the Bank Credit Facility amend the Bank Credit Facility (the "Bank Credit Facility Amendment") to, among other things, (a) increase the interest rate thereunder by .50%, and (b) increase the maximum amount of aggregate borrowings allowed under the "clean down covenant" for the period beginning on August 1, 1996 and ending on September 30, 1996 from $25.0 million to $40.0 million. The Company also received from its lender under (i) the Additional Long-Term Financing a waiver of the above-described fixed charge coverage ratio violation and any cross default under the Additional Long-Term Financing caused by violations under the Bank Credit Facility, and (ii) the Long-Term Financing Facility a waiver of the cross default under that facility caused by the above-described violation under the Bank Credit Facility and Additional Long-Term Financing.

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

As of June 27, 1996, the Company had approximately $0.5 million of available credit under the Bank Credit Facility. The Company currently expects to incur a total of approximately $8.2 million in capital expenditures in 1996, of which an aggregate of approximately $5.4 million were incurred during the twenty-six weeks ended June 27, 1996 in connection with the relocation of the Company's pecan shelling operations to the Selma, Texas facility and for certain machinery and equipment. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility (assuming the Company enters into the Bank Credit Facility Amendment on or before September 9, 1996 and maintains compliance - or obtains waivers of any subsequent noncompliance - with the covenants under the Bank Credit Facility currently in effect and as subsequently amended pursuant to the Bank Credit Facility Amendment) will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future. See "Factors That May Affect Future Results - Growth Initiatives".

FACTORS THAT MAY AFFECT FUTURE RESULTS
- --------------------------------------

  (A) GROWTH INITIATIVES

Over the past three years, the Company has substantially increased its shelling, processing and manufacturing capacity by a combination of strategic acquisitions and improvements to and expansions of its facilities.
The Company has increased its borrowings to finance these acquisitions, improvements and expansions, as well as its increased costs of operations and increased investments in inventory related to the resulting increased production capacity. Underutilization of its increased production capacity has had a negative impact on the Company's gross profit and gross profit margin. Until such time as the Company is able to more fully utilize its increased production capacity through further increases in its sales volume, the Company's results of operations may continue to be adversely affected. Furthermore, although the Company believes that cash flow from operations and funds available under its credit facilities (assuming the Company enters into the Bank Credit Facility Amendment on or before September 9, 1996 and maintains compliance - or obtains waivers of any subsequent non-compliance - with the covenants under its financing arrangements as currently in effect and as subsequently amended) will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures for 1996, there can be no assurance that such cash flow and credit availability will be sufficient to meet future capital requirements or that the Company will remain in compliance with such covenants. The Company strives to update and improve its management information systems to ensure their adequacy. Although the Company believes that its management information systems currently provide the Company with the information necessary to manage its businesses, there can be no assurance that the Company's management information systems will meet the Company's future requirements. See "Liquidity and Capital Resources".

   (B)  AVAILABILITY OF RAW MATERIALS AND MARKET PRICE FLUCTUATIONS

The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans,other nuts, dried fruit and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the USDA or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. Shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts, dried fruit or chocolate may affect the value of the Company's inventory and the Company's profitability. The Company has a significant inventory of nuts, dried fruit and chocolate that would be adversely affected by any decrease in the market price of such raw materials. Market price declines for pecans have negatively affected the Company's gross profit margins in 1996. Further declines during the remainder of 1996 may require the Company to write down its pecan inventory to market value. This will be determined as the new crop prices are established in the last half of 1996.

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

   (D)  SALES TO INDUSTRIAL CUSTOMERS

The increase in the Company's processing and shelling capacity created by its recently constructed or expanded facilities and increased sales by Sunshine may result in further increases in net sales to industrial customers, both in amount and as a percentage of the Company's total sales. Because sales to industrial customers are generally made at lower margins than sales to other customers, increases in such sales may adversely affect the Company's profit margins.

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


   (F)  FEDERAL REGULATION OF PEANUT PRICES, QUOTES, AND POUNDAGE ALLOTMENTS

Approximately 50% of the total pounds of products processed by the Company during 1993, 1994, and 1995 were peanuts, peanut butter and other products containing peanuts. The Company purchases a majority of its peanut requirements directly from growers and obtains its remaining requirements from other shellers. The supply of peanuts is subject to federal regulations which restrict peanut imports and the tonnage of peanuts farmers may market domestically. These regulations create market conditions which may not be indicative of conditions that would prevail if the federal program were eliminated. The 1996 Farm Bill, which became law during the first quarter, phases out over a seven-year period many of the existing federal farm support and subsidy programs, but rejects efforts to eliminate the federal support program for peanuts. However, federal price support for peanuts was cut to $610 per ton from $678 per ton.

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

The Uruguay Round Agreement of the General Agreement on Trade and
Tariffs ("GATT") took effect on July 1, 1995. Under GATT, the United States must allow peanut imports to grow to 5% within six years. Import quotas on peanuts have been replaced by high ad valorem tariffs, which must be reduced by 15% annually. The United States may limit imports of peanut butter, but must establish a tariff rate quota for peanut butter imports based on 1993 import levels. Peanut butter imports above the quota are subject to an over-quota ad valorem tariff, which will be reduced by 15% annually.

Although NAFTA and GATT do not directly affect the federal peanut program, the federal government may, in future legislative initiatives, reconsider the federal peanut program in light of these agreements.

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

                  PART II.  OTHER INFORMATION

Item 2 - Changes in Securities
- ------------------------------

As described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" under Part I of this report, there are restrictive covenants under the Company's financing facilities which limit the payment of dividends.

Item 4 -- Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------

The only matters submitted to a vote of the Company's stockholders during the quarter ended June 27, 1996 were (i) the election of directors, and (ii) the ratification of the appointment of Price Waterhouse LLP by the Company's Board of Directors as the Company's certified public accountants for 1996.
The matters were submitted to the Company's stockholders in connection with, and voted upon at the Company's 1996 Annual Meeting of Stockholders, which was held on April 30, 1996. The information called for by this Item 4 with respect to such matters was previously reported in, and is hereby answered by reference to the information set forth under, Item 5 -- "Other Information" to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1996.

Item 6 -- Exhibits and Reports on Form 8-K
- ------------------------------------------

  (a)   Exhibits:  The exhibits required by Item 601 of Regulation S-K follow:

EXHIBIT
NUMBER                        DESCRIPTION

  2       None
  3.1     Restated Certificate of Incorporation of Registrant(2)
  3.2     Certificate of Correction to Restated Certificate(2)
  3.3     Bylaws of Registrant(1)
  4.1     Specimen Common Stock Certificate(3)
  4.2     Specimen Class A Common Stock Certificate(3)
  4.3 Amended and Restated Note Purchase and Private Shelf Agreement by and between the Registrant and The Prudential Insurance Company of America ("Prudential") dated as of October 19, 1993 (the "Long-Term Credit Facility")(8)
  4.4 7.87% Series A Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

  4.5 8.22% Series B Senior Note dated September 29, 1992 in the original principal amount of $6.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)
  4.6 8.22% Series C Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)
  4.7 8.33% Series D Senior Note dated January 15, 1993 in the original principal amount of $3.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(6)
  4.8 6.49% Series E Senior Note dated September 15, 1993 in the original principal amount of $8.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(9)
  4.9 8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $8.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(11)
  4.10 8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $2.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(11)
  4.11    Amended and Restated Guaranty Agreement dated as of October 19,
          1993 by Sunshine in favor of Prudential(8)
  4.12 First Amendment to the Long-Term Credit Facility dated as of August 31, 1994 by and between Prudential, Sunshine Nut Co., Inc. ("Sunshine") and the Registrant(12)
  4.13 Second Amendment to the Long-Term Credit Facility dated as of September 12, 1995 by and among Prudential, Sunshine and the Registrant(17)
  4.14 Third Amendment to the Long-Term Credit Facility dated as of February 20, 1996 by and between Prudential, Sunshine and the Registrant(20)
  4.15 $1.8 million Promissory Note dated March 31, 1989 evidencing a loan by Cohen Financial Corporation to LaSalle National Bank ("LNB"), as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(14)
  4.16 Modification Agreement dated as of September 29, 1992 by and among LaSalle National Trust, N.A. ("LaSalle Trust"), a national banking association, not personally but as Successor Trustee to LNB under Trust Agreement dated March 17, 1989 known as Trust Number 114243; the Registrant; Jasper B. Sanfilippo and Mathias A. Valentine; and Mutual Trust Life Insurance Company(5)
  4.17 Note Purchase Agreement dated as of August 30, 1995 between the Registrant and Teachers Insurance and Annuity Association of America ("Teachers")(17)

  4.18 8.30% Senior Note due 2005 in the original principal amount of $10.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(17)
  4.19 9.38% Senior Subordinated Note due 2005 in the original principal amount of $15.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(17)
  4.20 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Notes)(17)
  4.21 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Subordinated Notes)(17)
  4.22 Amendment, Consent and Waiver, dated as of March 27, 1996, by and among Teachers, Sunshine and the Registrant(20)
 10.1 Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)
 10.2 Industrial Building Lease dated as of October 1, 1991 between JesCorp, Inc. and LNB, as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(16)
 10.3 Industrial Building Lease (the "Touhy Avenue Lease") dated November 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(13)
 10.4     First Amendment to the Touhy Avenue Lease dated June 1, 1987(13)
 10.5     Second Amendment to the Touhy Avenue Lease dated December 14,
          1990(13)
 10.6     Third Amendment to the Touhy Avenue Lease dated September 1,
          1991(18)
 10.7 Industrial Real Estate Lease (the "Lemon Avenue Lease") dated May 7, 1991 between Registrant, Majestic Realty Co. and Patrician Associates, Inc(1)
 10.8     First Amendment to the Lemon Avenue Lease dated January 10, 1996(20)
 10.9 $4.0 million Promissory Note dated October 5, 1988 evidencing a loan to Registrant by Jasper B. Sanfilippo(1)
 10.10    Form of Receivable Assignment Agreement between Registrant and
          Jasper B. Sanfilippo and form of $1,153,801.36 Promissory Note executed by Jasper B. Sanfilippo in connection therewith(14)

 10.11    Mortgage, Assignment of Rents and Security Agreement made on
          September 29, 1992 by LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk
          Grove Village, Illinois(5)
 10.12 Industrial Building Lease dated June 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated February 7, 1979 and known as Trust No. 100628(1)
 10.13 First Amendment to Industrial Lease dated September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(5)
 10.14 Second Amendment to Industrial Building Lease dated March 3, 1995, by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(14)
 10.15 Ground Lease dated January 1, 1995, between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(14)
 10.16 Party Wall Agreement, dated March 3, 1995, between the Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 and the Arthur/Busse Limited Partnership(14)
 10.17    Secured Promissory Note in the amount of $6,223,321.81 dated
          September 29, 1992 executed by Arthur/Busse Limited Partnership in favor of the Registrant(5)
 10.18 Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)
 10.19 Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)
 10.20    The Registrant's 1991 Stock Option Plan(1)
 10.21    First Amendment to the Registrant's 1991 Stock Option Plan(4)
 10.22 John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, and Collateral Assignment from John E. Sanfilippo as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, as assignor, to Registrant, as assignee(7)

 10.23 John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, Mathias Valentine, Mary Valentine and Registrant, and Collateral Assignment from Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, as assignor, and Registrant, as assignee(7)
 10.24    License to Use Trade Name, Trademarks and Service Marks, dated
          April 15, 1993 by and among Bert S. Crane, Nancy M. Crane, Bert A. Crane, Mary Crane Couchman, Karen N. Crane, Crane Walnut Orchards Processing Division, Amsterdam Land and Cattle Company, Inc. and the Registrant(10)
 10.25 Credit Agreement among the Registrant, American National Bank and Trust Company of Chicago ("ANB") as agent, LNB, National City Bank ("NCB") and ANB, dated as of October 19, 1993(8)
 10.26 Guaranty Agreement dated as of October 19, 1993 by Sunshine in favor of ANB, as agent on behalf of LNB, NCB and ANB(8)
 10.27 Amendment to Amended and Restated Reimbursement Agreement dated as of October 19, 1993 by and among the Registrant, LNB and ANB(8)
 10.28 Amendment No. 1 to Bank Credit Facility entered into as of August 31, 1994 by and among the Registrant, ANB, LNB and NCB(12)
 10.29 Amendment No. 2 to Bank Credit Facility entered into as of September 1, 1994 by and among the Registrant, ANB, LNB and NCB(12)
 10.30 Amendment No. 3 to Bank Credit Facility dated as of September 13, 1995 by and among the Registrant, ANB, LNB and NCB.(17)
 10.31 Memorandum of Agreement dated February 24, 1994, between the Registrant and The Fisher Nut Company ("Fisher")(13)
 10.32 Asset Purchase and Sales Agreement, dated as of October 10, 1995, by and among The Procter & Gamble Company, ("P&G"), The Procter &
          Gamble Distribution Company ("P&GDC"), Fisher and the Registrant(19)
 10.33 Inventory Purchase Agreement, dated as of October 10, 1995, by and among P&G, P&GDC, Fisher and the Registrant(19)
 10.34 Equipment Purchase Agreement, dated as of October 10, 1995, by and between Fisher and the Registrant(19)
 10.35 Lease Agreement, dated as of December 10, 1993, by and between LaSalle Trust and the Registrant for the premises at 3001 Malmo Drive, Arlington Heights, Illinois(16)
 10.36 Certain documents relating to Reverse Split-Dollar Insurance Agreement between Sunshine and John Charles Taylor dated November 24, 1987(14)

 10.37 Outsource Agreement between the Registrant and Preferred Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT
          REQUESTED](14)
 10.38 Letter Agreement between the Registrant and Preferred Products, Inc., dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](14)
 10.39    The Registrant's 1995 Equity Incentive Plan(15)
 10.40 Merger Agreement dated May 31, 1995, among the Registrant, Quantz Acquisition Co., Inc. James B. Quantz, the National Bank of South Carolina, as Trustee of the James Bland Quantz Irrevocable Trust dated May 6, 1980, and Machine Design Incorporated [CONFIDENTIAL
          TREATMENT REQUESTED](16)
 10.41    Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(18)
 10.42 First Mortgage and Security Agreement (the "ILIC Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois (the "Arlington Heights Facility")(18)
 10.43 Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights Facility(18)
 10.44    Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights Facility(18)
 10.45 Credit Agreement among the Registrant, Bank of America Illinois ("BAI") as agent, NCB, The Northern Trust Company ("NTC") and BAI, dated as of March 27, 1996(20)
 10.46 Reimbursement Agreement between the Registrant and BAI, dated as of March 27, 1996(20)
 10.47    Guaranty Agreement dated as March 27, 1996 by Sunshine in favor of
          BAI as agent on behalf of NCB, NTC and BAI(20)
 11       None
 15       None
 18       None
 19       None
 22-24    None

 *27      Financial Data Schedule
 99       None

- -------------------------------------------------------------------------------

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

  (b) Reports on Form 8-K: During the second quarter ended June 27, 1996, the Company filed one Current Report on Form 8-K dated April 1, 1996. The Current Report dated April 1, 1996 reported pursuant to Item 5 thereof that the Company anticipated a first quarter loss and had entered into a new bank credit facility.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     JOHN B. SANFILIPPO & SON, INC.


Date:  August 9, 1996                By:     /s/Gary P. Jensen
                                         -------------------------------------
                                             Gary P. Jensen
                                             Executive Vice President, Finance
                                             and Chief Financial Officer

                         EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION

  27        Financial Data Schedule