Form 10-Q
period 1996-09-26
SANFILIPPO JOHN B & SON INC
filed 1996-11-12
CIK 880117

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                      ________________________________
                                 FORM 10-Q
(Mark One)

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended September 26, 1996

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

                              2299 Busse Road
                     Elk Grove Village, Illinois 60007
         (Address of Principal Executive Offices, including Zip Code)

                               (847) 593-2300
            (Registrant's Telephone Number, including Area Code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes       X                   No __________

      As of November 11, 1996, 5,460,240 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares and 3,687,426 shares of the Registrant's Class A Common Stock,
$.01 par value per share, were outstanding.


                       JOHN B. SANFILIPPO & SON, INC.

                             INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                      PAGE NO.

Item 1 -- Consolidated Financial Statements:
          Consolidated Statements of Operations for the quarters
          and thirty-nine weeks ended September 26, 1996 and
          September 28, 1995 . . . . . . . . . . . . . . . . . . . . . . . 3

          Consolidated Balance Sheets as of September 26, 1996
          and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . 4

          Consolidated Statements of Cash Flows for the
          thirty-nine weeks ended September 26, 1996 and
          September 28, 1995 . . . . . . . . . . . . . . . . . . . . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . . . . . 6

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . . . 9

PART II.  OTHER INFORMATION

Item 2 -- Changes in Securities. . . . . . . . . . . . . . . . . . . . . .17

Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .17

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25

OMITTED FINANCIAL STATEMENTS

None

                        PART I.  FINANCIAL INFORMATION

Item 1 -- Financial Statements

                         JOHN B. SANFILIPPO & SON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (Dollars in thousands, except earnings per share)

                                                     For The                    For The Thirty-Nine
                                                  Quarter Ended                    Weeks Ended
                                                  --------------                 -------------------

                                          September 26,   September 28,     September 26,    September 28,
                                               1996            1995              1996             1995
                                          -------------   -------------     -------------    -------------
Net sales. . . . . . . . . . . . . .      $     70,373    $     67,048      $    188,341     $    172,955
Cost of sales. . . . . . . . . . . .            64,198          54,959           164,691          140,929
                                          -------------   -------------     -------------    -------------
Gross profit . . . . . . . . . . . .             6,175          12,089            23,650           32,026
                                          -------------   -------------     -------------    -------------
Selling expenses . . . . . . . . . .             5,945           4,975            16,351           14,571
Administrative expenses. . . . . . .             2,528           2,479             8,172            7,214
                                          -------------   -------------     -------------    -------------
                                                 8,473           7,454            24,523           21,785
                                          -------------   -------------     -------------    -------------
Income (loss) from operations. . . .            (2,298)          4,635              (873)          10,241
                                          -------------   -------------     -------------    -------------
Other income (expense):
     Interest expense. . . . . . . .            (2,073)         (1,779)           (6,895)          (5,641)
     Interest income . . . . . . . .                 5              28                22              173
     Gain on disposition of properties               0               0                 7               22
     Rental income . . . . . . . . .                93              90               308              267
                                          -------------   -------------     -------------    -------------
                                                (1,975)         (1,661)           (6,558)          (5,179)
                                          -------------   -------------     -------------    -------------
Income (loss) before income taxes. .            (4,273)          2,974            (7,431)           5,062
Income tax (expense) benefit . . . .             1,683          (1,190)            2,894           (2,025)
                                          -------------   -------------     -------------    -------------
Net income (loss). . . . . . . . . .      $     (2,590)   $      1,784      $     (4,537)    $      3,037
                                          =============   =============     =============    =============
Earnings (loss) per common share . .      $      (0.28)   $       0.20      $      (0.49)    $       0.34
                                          =============   =============     =============    =============

  The accompanying notes are an integral part of these financial statements.

                         JOHN B. SANFILIPPO & SON, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                            September 26,    December 31,
                                                1996             1995
                                            -------------    ------------
                                             (Unaudited)

ASSETS
------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . .            $      105      $      408
  Accounts receivable, net. . . .                24,010          27,789
  Inventories . . . . . . . . . .                76,071          96,360
  Stockholder note receivable . .                   ---             354
  Deferred income taxes . . . . .                   762             762
  Prepaid expenses and other current assets       4,784             682
                                            -------------    ------------
TOTAL CURRENT ASSETS. . . . . . . . . . .       105,732         126,355
                                            -------------    ------------
PROPERTIES:
  Buildings . . . . . . . . . . . . . . .        54,939          47,831
  Machinery and equipment . . . . . . . .        60,513          52,825
  Furniture and leasehold improvements. .         4,921           4,813
  Vehicles. . . . . . . . . . . . . . . .         4,031           3,494
  Construction in progress. . . . . . . .         1,314           8,977
                                            -------------    ------------
                                                125,718         117,940
  Less:  Accumulated depreciation . . . .        48,122          42,854
                                            -------------    ------------
                                                 77,596          75,086
  Land. . . . . . . . . . . . . . . . . .         1,945           1,945
                                            -------------    ------------
                                                 79,541          77,031
                                            -------------    ------------
OTHER ASSETS:
  Goodwill and other intangibles. . . . .         8,897           9,450
  Miscellaneous . . . . . . . . . . . . .         6,375           6,166
                                            -------------    ------------
                                                 15,272          15,616
                                            -------------    ------------
                                             $  200,545      $  219,002
                                            =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable . . . . . . . . . . . . .    $   24,371      $   28,582
  Current maturities. . . . . . . . . . .        12,713           3,586
  Accounts payable. . . . . . . . . . . .        19,639          26,727
  Accrued expenses. . . . . . . . . . . .         8,044           8,668
  Income taxes payable. . . . . . . . . .           ---             644
                                            -------------    ------------
TOTAL CURRENT LIABILITIES . . . . . . . .        64,767          68,207
                                            -------------    ------------
LONG-TERM DEBT. . . . . . . . . . . . . .        64,202          74,681
                                            -------------    ------------
LONG-TERM DEFERRED INCOME TAXES . . . . .           503             503
                                            -------------    ------------
STOCKHOLDERS' EQUITY
  Preferred Stock . . . . . . . . . . . .           ---             ---
  Class A Common Stock. . . . . . . . . .            37              37
  Common Stock. . . . . . . . . . . . . .            56              56
  Capital in excess of par value. . . . .        57,191          57,191
  Retained earnings . . . . . . . . . . .        14,993          19,531
  Treasury stock. . . . . . . . . . . . .        (1,204)         (1,204)
                                            -------------    ------------
                                                 71,073          75,611
                                            -------------    ------------
                                             $  200,545      $  219,002
                                            =============    ============

    The accompanying notes are an integral part of these financial statements.

                        JOHN B. SANFILIPPO & SON, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                        For The Thirty-Nine
                                                           Weeks Ended
                                                       -------------------


                                                             September 26,   September 28,
                                                                 1996            1995
                                                             -------------   -------------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . .         $   (4,537)     $      3,037
  Adjustments:
  Depreciation and amortization. . . . . . . . . . .              6,249             5,508
    Gain on disposition of properties. . . . . . . .                 (7)              (22)
    Change in current assets and current liabilities:
      Accounts receivable, net . . . . . . . . . . .              3,779            (2,793)
      Inventories. . . . . . . . . . . . . . . . . .             20,289             9,689
      Prepaid expenses and other
        current assets . . . . . . . . . . . . . . .             (4,102)            1,061
      Accounts payable . . . . . . . . . . . . . . .             (7,088)           (3,489)
      Accrued expenses . . . . . . . . . . . . . . .               (624)            2,726
      Income taxes payable . . . . . . . . . . . . .               (644)              691
                                                             -------------    ------------
  Net cash provided by operating activities. . . . .             13,315            16,408
                                                             -------------    ------------

Cash flows from investing activities:
  Acquisition of properties. . . . . . . . . . . . .             (6,562)           (7,326)
  Proceeds from disposition of properties. . . . . .                 10                50
  Stockholder note receivable. . . . . . . . . . . .                354                91
  Note receivable from affiliate, net of
    repayments . . . . . . . . . . . . . . . . . . .                ---             5,790
  Other. . . . . . . . . . . . . . . . . . . . . . .               (603)           (3,550)
  Payments to acquire Machine Design, net of cash
    received . . . . . . . . . . . . . . . . . . . .                ---               (31)
                                                             -------------    ------------
  Net cash (used in) investing activities. . . . . .             (6,801)           (4,976)
                                                             -------------    ------------
Cash flows from financing activities:
  Borrowings on notes payable. . . . . . . . . . . .             53,309            50,436
  Repayments on notes payable. . . . . . . . . . . .            (57,524)          (83,648)
  Proceeds from long-term debt . . . . . . . . . . .                191            27,500
  Principal payments on long-term debt . . . . . . .             (2,793)           (5,354)
  Proceeds from the issuance of stock. . . . . . . .                ---               210
                                                             -------------    ------------
  Net cash (used in) financing activities. . . . . .             (6,817)          (10,856)
                                                             -------------    ------------
  Net increase (decrease) in cash. . . . . . . . . .               (303)              576
Cash:
  Beginning of period. . . . . . . . . . . . . . . .                408               515
                                                             -------------    ------------
  End of period. . . . . . . . . . . . . . . . . . .         $      105       $     1,091
                                                             =============    ============
Supplemental Disclosures:
  Interest paid. . . . . . . . . . . . . . . . . . .         $    7,176       $     5,405
  Taxes paid . . . . . . . . . . . . . . . . . . . .              1,185             1,675
Supplemental Disclosure of noncash investing and
    financing activities:
      Acquisition of Fisher Nut properties payable
        pursuant to a promissory note. . . . . . . .              1,250               ---
      Acquisition of Machine Design. . . . . . . . .                ---             1,520

   The accompanying notes are an integral part of these financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
            (Dollars in thousands, except per share data)

Note 1 - Notes Payable
-----------------------

On March 27, 1996, John B. Sanfilippo & Son, Inc. (the "Company" or
"JBS") entered into a new unsecured credit facility, with certain banks, totalling $60,000 (the "Bank Credit Facility"). The Bank Credit Facility is comprised of (i) a working capital revolving loan which (as described below, depending on the time of year) provides for working capital financing of up to approximately $51,740, in the aggregate, and matures on March 27, 1998, and (ii) an $8,260 standby letter of credit which matures on June 1, 1997. The Bank Credit Facility replaced the Company's prior unsecured credit facility which was in effect until the Bank Credit Facility was entered into. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 6.79% at September 26, 1996) determined pursuant to a formula based on the agent bank's quoted rate, the Federal Funds Rate and the Eurodollar Interbank Rate.
The standby letter of credit replaced a prior letter of credit securing certain industrial development bonds which financed the original acquisition, construction, and equipping of the Company's Bainbridge, Georgia facility.

In addition to the Bank Credit Facility, the Company has entered into (i) an unsecured long-term financing facility totalling $35.0 million (the "Long-Term Financing Facility"), and (ii) an unsecured long-term financing arrangement totalling $25.0 million (the "Additional Long-Term Financing"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

The Bank Credit Facility, as amended, includes certain restrictive covenants that, among other things; (i) require the Company to maintain a minimum tangible net worth; (ii) comply with specified ratios; (iii) limit 1996 and 1997 annual capital expenditures to $8,200 (excluding expenditures related to the Fisher Nut business) and $7,200, respectively;
(iv) restrict dividends to 25% of cumulative net earnings from January 1, 1996; and (v) require that certain officers and stockholders of the Company, together with their respective immediate family members and certain trusts created for the benefit of their respective children, continue to own shares representing the right to elect a majority of the directors of the Company.

As of the end of the second quarter of 1996, the Company was not in compliance with the fixed charge coverage ratio covenants under the Bank Credit Facility and the Additional Long-Term Financing. In addition, on August 1, 1996 the Company violated the "clean down covenant" under the Bank Credit Facility, which requires that the aggregate amount outstanding under the Bank Credit Facility from August 1 through September 30 of each year not exceed $25,000. As of August 1, 1996, the Company's aggregate borrowings under the Bank Credit Facility totalled approximately $35,000.
On September 9, 1996, the Company entered into Amendment No. 1 and
Waiver to Credit Agreement ("Amendment No. 1") under the Bank Credit Facility. Amendment No. 1 waived the Company's failure to comply with the fixed charge coverage ratio covenant for the quarter ended June 27, 1996. Amendment No. 1 also amended the Bank Credit Facility's "clean down covenant" to increase the aggregate amount of indebtedness permitted to be outstanding from August 1, 1996 through September 30, 1996 from $25,000 to $40,000. Amendment No. 1 also, among other things, (a) reduced the capital expenditure limitation (excluding expenditures related to the Fisher Nut business) to $8,200 from $10,000 for 1996, and (b) increased the interest rate under the Bank Credit Facility by .50%. The Company also received from its lender under (i) the Additional Long-Term Financing a waiver of the above-described fixed charge coverage ratio violation and any cross-default under the Additional Long-Term Financing caused by the above-described violations under the Bank Credit Facility, and (ii) the Long-Term Financing Facility a waiver of the cross-default under that facility caused by the above-described violations under the Bank Credit Facility and the Additional Long-Term Financing.

As of the end of the third quarter of 1996, the Company was not in compliance with the fixed charge coverage ratio covenants under the Bank Credit Facility, the Long-Term Financing Facility and the Additional Long-Term Financing. The Company entered into Amendment No. 2 and Waiver to
Credit Agreement ("Amendment No. 2") as of October 30, 1996 under the Bank Credit Facility. Amendment No. 2 waived the Company's failure to comply with the fixed charge coverage ratio covenant for the quarter ended September 26, 1996. Amendment No. 2 also requires the Company to amend the Bank Credit Facility to, among other things: (i) convert the fixed charge coverage ratio covenant from a most recent four quarter calculation to an individual quarter calculation, beginning with the quarter ending December 31, 1996 and continuing for each of the next four quarters; (ii) decrease the annual capital expenditure limitation to $7,200 from $10,000 for 1997; (iii) increase the aggregate amount outstanding limitation under the Bank Credit Facility's "clean down covenant" to $40,000 from $25,000, for the period from August 1, 1997 through September 30, 1997; and (iv) grant, by November 27, 1996, (a) a first priority perfected security interest and lien in substantially all of the Company's assets to secure the Company's obligations under the Bank Credit Facility, the Long-Term Financing Facility and the senior portion of the Additional Long-Term Financing; and (b) a junior security interest in the Company's assets to secure the obligations under the subordinated portion of the Additional Long-Term Financing. The Company also received from the lender under (i) the Additional Long-Term Financing a waiver of the above-described fixed charge coverage ratio violation and any cross-default under the Additional Long-Term Financing caused by violations under the Bank Credit Facility and the Long-Term Financing Facility, and (ii) the Long-Term Financing Facility a waiver of the above-described fixed charge coverage ratio violation and any cross-default under the Long-Term Financing Facility caused by violations under the Bank Credit Facility and the Additional Long-Term Financing. The Company also anticipates amending both the Long-Term Financing Facility and the Additional Long-Term Financing to conform them with the amended Bank Credit Facility.

For further information regarding the terms of the amendments to the Bank Credit Facility see "Managements Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Note 2 - Inventories
--------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

                                         September 26,       December 31,
                                             1996               1995
                                         -------------       ------------

Raw material and supplies                 $ 45,176            $ 70,465
Work-in-process and finished goods          30,895              25,895
                                            ------             -------
                                          $ 76,071            $ 96,360
                                            ======              ======

Note 3 - Stock Option Plan
--------------------------

Options to purchase Common Stock granted under the Company's 1991
Stock Option Plan are exercisable 25% annually commencing on the first anniversary of the date of grant and become fully exercisable on the fourth anniversary of the date of grant. Effective February 28, 1995, the Board of Directors terminated early the 1991 Stock Option Plan. The termination of the 1991 Stock Option Plan did not, however, affect options granted under the 1991 Stock Option Plan which remained outstanding as of the effective date of such termination. Accordingly, the unexercised options outstanding under the 1991 Stock Option Plan at September 26, 1996 will continue to be governed by the terms of the 1991 Stock Option Plan.

The following is a summary of activity under the 1991 Stock Option Plan during the thirty-nine weeks ended September 26, 1996:



                                                     Number      Option Price
                                                    of Shares    Per Share
                                                    ---------    -------------
Outstanding at December 31, 1995                     344,150     $6.00-$16.50
Cancelled                                            (49,850)    $6.00-$15.00
                                                     --------
Outstanding at September 26, 1996                    294,300     $6.00-$16.50
                                                     =======
Options exercisable at September 26, 1996            253,413
                                                     =======
Options available for grant at September 26, 1996          0
                                                     =======

Options to purchase Common Stock granted under the Company's 1995
Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary of the date of grant and become fully exercisable on the fourth anniversary of the date of grant. On February 1, 1996, the Company's Stock Option Committee granted a stock option to purchase
2,000 shares of Common Stock at an exercise price of $8.625 per share, the closing price of the Common Stock on February 1, 1996. On April 30, 1996, the Company granted a stock option to purchase 1,000 shares of Common Stock to each of its three "outside directors" (i.e., directors who are not employees of the Company or any of its subsidiaries). These options were granted in accordance with a formula specified under the 1995 Equity Incentive Plan upon the election of such outside directors to the Company's Board on April 30, 1996 and, pursuant to such formula, have an exercise price of $6.625 per share, the closing price of the Common Stock on April 30, 1996. On June 24, 1996, the Company's
Stock Option Committee granted a stock option to purchase 1,000 shares of Common Stock at an exercise price of $6.75, the closing price of the Common Stock on June 24, 1996. On August 5, 1996, the Company's
Stock Option Committee granted a stock option to purchase 1,000 shares of Common Stock at an exercise price of $5.25, the closing price of the Common Stock on August 5, 1996.

The following is a summary of activity under the 1995 Equity Incentive
Plan:

                                                    Number     Option Price
                                                    of Shares  Per Share
                                                    ---------  --------------
Outstanding at December 31, 1995                     92,300    $8.25-$10.50
Granted                       .                       7,000    $5.25-$8.625
Cancelled                                            (6,200)   $9.375
                                                    --------
Outstanding at September 26, 1996                    93,100    $5.25-$10.50

Options exercisable at September 26, 1996             1,500
                                                    ========
Options available for grant at September 26, 1996   106,900
                                                    ========

Note 4 - Earnings Per Common Share
----------------------------------

Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. Common stock equivalents (stock options) had an immaterial effect on earnings per share for the third quarter of 1996 and 1995 and, accordingly, have not been included in the weighted average shares outstanding. Fully diluted earnings per common share, which include the effect of conversion of common stock equivalents, for the third quarter of 1996 and 1995 are not materially different from the earnings per share presented. The weighted average number of shares aggregated 9,147,666 for both the third quarters of 1996 and 1995, and 9,147,666 and 9,044,111 for the thirty-nine weeks ended September 26, 1996 and September 28, 1995, respectively.


Note 5 - Management's Statement
-------------------------------

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

Item 2  --  Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            --------------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended.
These forward-looking statements, which are generally followed (and therefor identified) by a cross reference to "Factors That May Affect Future Results," represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including the factors described below under "Factors That May Affect Future Results." Results actually achieved thus may differ materially from expected results included in these statements.

General
-------

The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December.
Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the first and fourth quarters of each year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. Declines in the market prices for pecans have negatively affected the Company's gross profit margins for the quarter and thirty-nine weeks ended September 26, 1996. Furthermore, the Company recorded a $2.6 million write down of its pecan inventory to market value as of September 26, 1996. At September 26, 1996, the Company's inventories totalled approximately $76.1 million compared to approximately $96.4 million at December 31, 1995, and approximately $79.3 million as of the end of the third quarter of 1995. See "-- Factors that May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

The Company's net sales to industrial customers increased both in amount and as a percentage of the Company's total net sales from 1992 to 1995 due primarily to a combination of the Company's acquisition of Sunshine
Nut Co., Inc. ("Sunshine"), which sells a greater portion of its products to industrial customers than JBS, and an overall increase in unit volume. In addition, the increase in the Company's processing and shelling capacity created by the Garysburg, North Carolina facility, the Selma, Texas facility and the Gustine, California facility has contributed to the increase in sales to industrial customers (which are generally made at lower margins than sales to other customers) both in amount and as a percentage of the Company's total net sales and could result in further such increases. See "-- Factors that May Affect Future Results -- Sales to Industrial Customers".

Results of Operations
---------------------

Net Sales. Net sales increased from approximately $67.0 million in the third quarter of 1995 to approximately $70.3 million in the third quarter of 1996, an increase of approximately $3.3 million, or 5.0%. For the thirty-nine weeks ended September 26, 1996, net sales totalled approximately
$188.3 million compared to approximately $173.0 million for the thirty-nine weeks ended September 28, 1995, representing an increase of approximately $15.4 million, or 8.9%. The increase in net sales for the quarter ended September 26, 1996 was due primarily to increased unit volume sales to the Company's retail customers. The increase in net sales for the thirty-nine weeks ended September 26, 1996 was due primarily to increased unit volume sales to the Company's retail and industrial customers. The increase in net sales to retail customers for the quarter and thirty-nine weeks ended September 26, 1996 was due primarily to the additional sales generated by the Company's Fisher Nut division, which was acquired by the Company in the fourth quarter of 1995, and to additional sales generated under the Company's long-term supply contract with Preferred Products, Inc., a wholly-owned subsidiary of Supervalu, Inc., which was entered into in the first quarter of 1995. These increases in net sales to retail customers were partially offset by decreases in net sales to certain retail customers such as Sam's Club. During the first quarter of 1996, the Company was outbid for Sam's Club business, which accounted for approximately $23.4 million of the Company's net sales in 1995. See "--Gross Profit" and "Factors That May Affect Future Results - Competitive Environment". The increase in net sales to industrial customers for the thirty-nine weeks ended September 26 1996 was due primarily to additional unit volume sales by Sunshine during the first half of 1996. Net sales to industrial customers decreased in the third quarter of 1996 when compared to the third quarter of 1995 due primarily to lower selling prices for pecans. Net sales to the Company's contract manufacturing and government customers increased slightly for the quarter ended September 26, 1996, and are relatively unchanged for the thirty-nine weeks ended September
26, 1996. Net sales to food service customers increased for both the quarter and thirty-nine weeks ended September 26, 1996 due to higher sales to airlines.

Gross Profit. Gross profit margin decreased from 18.0% in the third quarter of 1995 to 8.8% in the third quarter of 1996. For the thirty-nine weeks ended September 26, 1996, the gross profit margin decreased from 18.5% in 1995 to 12.6% in 1996. This decrease was due primarily to (i) declines in the market price for processed pecan meats throughout 1996 relative to the cost of pecan inventory, (ii) a $2.6 million write-down of pecan inventory to market value as of September 26, 1996, (iii) increases in raw material costs which the Company was unable to offset with increases in selling prices, and (iv) increases in production-related expenses resulting from the Company's relocation of its pecan shelling operations to a new facility, which began production in January 1996, and which during the first quarter of 1996, operated at levels of efficiency below those achieved at the Company's old pecan shelling facility.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales increased from 11.1% in the third quarter of 1995 to 12.0% in the third quarter of 1996. Selling expenses as a percentage of net sales increased from 7.4% in the third quarter of 1995 to 8.4% in the third quarter of 1996. Administrative expenses as a percentage of net sales decreased slightly from 3.7% in the third quarter of 1995 to 3.6% in the third quarter of 1996. Selling and administrative expenses as a percentage of net sales for the thirty-nine weeks ended September 26, 1996 increased from 12.6% for the thirty-nine weeks ended September 28, 1995 to 13.0% for the thirty-nine weeks ended September
26, 1996. Selling expenses as a percentage of net sales for the thirty-nine weeks ended September 26, 1996 increased to 8.7% from 8.4% for the same period in 1995. Administrative expenses as a percentage of net sales for the thirty-nine weeks ended September 26, 1996 increased slightly to 4.3% from 4.2% for the same period in 1995. The increase in selling expenses as a percentage of net sales for both the quarter and thirty-nine weeks ended June 27, 1996 was due primarily to higher promotional allowances and commissions. The slight decrease in administrative expenses as a percentage of net sales for the third quarter ended September 26, 1996 was due primarily to lower compensation related expenses. The increase in administrative expenses as a percentage of net sales for the thirty-nine weeks ended September 26, 1996 was due primarily to (i) higher staffing costs related to the Company's acquisition of the Fisher Nut business and at Sunshine, and (ii) amortization expense related to acquisitions.

Income from Operations. Due to the factors discussed above, income from operations decreased from approximately $4.6 million in the third quarter of 1995 to a loss of approximately $2.3 million in the third quarter of 1996, a decrease of approximately $6.9 million, or 150.0%. For the thirty-nine weeks ended September 26, 1996, income from operations decreased from approximately $10.2 million to a loss of approximately $0.9 million, a decrease of approximately $11.1 million, or 108.5%.

Interest Expense. Interest expense increased from approximately $1.8 million in the third quarter of 1995 to approximately $2.1 million in the third quarter of 1996, an increase of approximately $0.3 million, or 16.5%.

Interest expense for the thirty-nine weeks ended September 26, 1996 increased from approximately $5.6 million to approximately $6.9 million, an increase of approximately $1.3 million, or 22.2%. The increase for both the third quarter and thirty-nine weeks ended September 26, 1996 were due primarily to higher average level of borrowings, due to increased working capital, acquisitions and capital expenditures.

Income Taxes. The Company recorded an income tax benefit of approximately $1.7 million, or 37.4% of the loss before income taxes, for the third quarter of 1996, and approximately $2.9 million, or 38.9% of the loss before income taxes, for the thirty-nine weeks ended September 26, 1996.


Liquidity and Capital Resources
-------------------------------

During the third quarter of 1996, the Company continued to finance its activities through (i) an unsecured credit facility totalling $60.0 million entered into by the Company in 1996 (the "Bank Credit Facility"), (ii) an unsecured long-term financing facility totalling $35.0 million entered into by the Company in 1992 (the "Long-Term Financing Facility"), and (iii) an unsecured long-term financing arrangement totalling $25.0 million entered into by the Company in 1995 (the "Additional Long-Term Financing"). As more fully described below, at the end of the third quarter of 1996, the Company was not in compliance with the fixed charge coverage ratio covenants under the Bank Credit Facility, the Long-Term Financing Facility and the Additional Long-Term Financing. The Company entered into, as of October 30, 1996, Amendment No. 2 and Waiver to Credit Agreement
("Amendment No. 2") under the Bank Credit Facility. Amendment No. 2 waived the Company's non-compliance with the fixed charge coverage ratio covenant for the quarter ended September 26, 1996. Amendment No. 2 also requires the Company to amend the Bank Credit Facility to, among other things: (i) convert the fixed charge coverage ratio covenant from a most recent four quarter calculation to an individual quarter calculation, beginning with the quarter ending December 31, 1996 and continuing for each of the next four quarters; (ii) decrease the annual capital expenditure limitation to $7.2 million from $10.0 million for 1997; (iii) increase the aggregate amount outstanding limitation under the Bank Credit Facility's
"clean down covenant" to $40.0 million from $25.0 million for the period from August 1, 1997 through September 30, 1997; and (iv) grant, by November
27, 1996, (a) a first priority perfected security interest and lien in substantially all of the Company's assets to secure the Company's obligations under the Bank Credit Facility, the Long-Term Financing Facility and the senior portion of the Additional Long-Term Financing; and (b) a junior security interest in the Company's assets to secure the obligations under the subordinated portion of the Additional Long-Term Financing. The Company also anticipates amending both the Long-Term Financing Facility and the Additional Long-Term Financing to conform them with the amended Bank Credit Facility. The Company also received from the lender under (i) the Additional Long-Term Financing a waiver of the above-described fixed charge coverage ratio violation and any cross-default under the Additional Long-Term Financing caused by violations under the Bank Credit Facility and the Long-Term Financing Facility, and (ii) the Long-Term Financing Facility a waiver of the above-described fixed charge coverage ratio violation and any cross-default under the Long-Term Financing Facility caused by violations under the Bank Credit Facility and the Additional Long-Term Financing.

Net cash provided by operating activities was approximately $13.3 million for the thirty-nine weeks ended September 26, 1996 compared to approximately $16.4 million for the same period of 1995. The most significant factor in the approximately $3.1 million decrease in net cash provided by operating activities is that a net loss of approximately $4.5 million was incurred for the thirty-nine weeks ended September 26, 1996, compared to net income of approximately $3.0 in the comparable period of 1995. The largest component of net cash provided by operating activities was a decrease of approximately $20.2 million in inventories. The largest component of net cash used in investing activities for the thirty-nine weeks ended September 26, 1996 was approximately $6.6 million in capital expenditures. During the thirty-nine weeks ended September 26, 1996, the Company repaid approximately $2.8 million of long-term debt, compared to approximately $5.4 million for the same period in 1995.

The Bank Credit Facility is comprised of (i) a working capital revolving loan which (as described below, depending on the time of year) provides for working capital financing of up to approximately $51.7 million, in the aggregate, and matures on March 27, 1998, and (ii) an $8.3 million letter of credit to secure the industrial development bonds described below which mature on June 1, 1997. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 6.79%
at September 26, 1996) determined pursuant to a formula based on the agent bank's quoted rate, the Federal Funds Rate and the Eurodollar
Interbank Rate. The aggregate amount outstanding under the Bank Credit Facility is limited to specified amounts which vary, because of the seasonal nature of the Company's business, from $60.0 million during January through March, to $50.0 million during April through May, to $40.0 million during June through July, to $25.0 million during August through
September, to $50.0 million during October through December.   The Bank
Credit Facility was amended as of August 1, 1996 to increase the aggregate outstanding limit for August through September of 1996 to $40.0 million. The Bank Credit Facility was amended as of October 30, 1996 to increase the aggregate outstanding limit for August through September of 1997 to $40.0 million. As of September 26, 1996, there was approximately $28.9 million of borrowings outstanding under the Bank Credit Facility.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest at rates ranging from 6.49% to 8.33% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $1.3 million based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 8.31% per annum payable quarterly, and requires semi-annual principal installments ranging from $0.5 million to $0.6 million based on a ten-year amortization schedule. As of September 26, 1996, there was approximately $30.2 million of borrowings outstanding under the Long-Term Financing Facility.

The Additional Long-Term Financing has a maturity date of September 1,
2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and, beginning on September 1, 1999, requires annual principal payments of approximately
$1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. As of September 26, 1996, there was approximately $25.0 million of borrowings outstanding under the Additional Long-Term Financing.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things, (i) require the Company to maintain specified financial ratios, (ii) limit the amount the Company may spend annually on capital expenditures, and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief
Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the company's cumulative net income from and after January 1, 1993, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income
(or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and, (c) $5.0 million, (iii) the Bank Credit Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's net income from and after January 1, 1996, and (iv) the Bank Credit Facility prohibits the Company from spending more than $1.0 million to redeem shares of capital stock for the entire term of the agreement.

As of the end of the second quarter of 1996, the Company was not in compliance with the fixed charge coverage ratio covenants under the Bank Credit Facility and the Additional Long-Term Financing. In addition, on August 1, 1996 the Company violated the "clean down covenant" under the Bank Credit Facility, which requires that the aggregate amount outstanding under the Bank Credit Facility from August 1 through September 30 of each year not exceed $25.0 million. As of August 1, 1996, the Company's aggregate borrowings under the Bank Credit Facility totalled approximately $35.0 million. On September 9, 1996, the Company entered into

Amendment No. 1 and Waiver to Credit Agreement ("Amendment No. 1") under the Bank Credit Facility. Amendment No. 1 waived the Company's failure to comply with the fixed charge coverage ratio covenant for the quarter ended June 27, 1996. Amendment No. 1 also amended the Bank
Credit Facility's "clean down covenant" to increase the aggregate amount of indebtedness permitted to be outstanding under the Bank Credit Facility from August 1, 1996 through September 30, 1996 from $25.0 million to
$40.0 million. Amendment No. 1 also, among other things, (a) reduced the capital expenditure limitation (excluding expenditures related to the Fisher Nut business) to $8.2 million from $10.0 million for 1996, and (b) increased the interest rate under the Bank Credit Facility by .50%. The Company also received from its lender under (i) the Additional Long-Term Financing a waiver of the above-described fixed charge coverage ratio violation and any cross-default under the Additional Long-Term Financing caused by the above-described violations under the Bank Credit Facility, and (ii) the Long-Term Financing Facility a waiver of the cross-default under that facility caused by the above-described violation under the Bank Credit Facility and the Additional Long-Term Financing.

As of the end of the third quarter of 1996, the Company was not in compliance with the fixed charge coverage ratio covenants under the Bank Credit Facility, the Long-Term Financing Facility and the Additional Long-Term Financing. Amendment No. 2 waived the Company's failure to comply with the fixed charge coverage ratio covenant for the quarter ended September 26, 1996. Amendment No. 2 also requires the Company to amend the Bank Credit Facility to, among other things: (i) convert the fixed charge coverage ratio covenant from a most recent four quarter calculation to an individual quarter calculation, beginning with the quarter ending December 31, 1996 and continuing for each of the next four quarters; (ii) decrease the annual capital expenditure limitation to $7.2 million from $10.0 million for 1997;
(iii) increase the aggregate amount outstanding limitation under the Bank Credit Facility's "clean down covenant" to $40.0 million from $25.0 million for the period from August 1, 1997 through September 30, 1997; and (iv) grant, by November 27, 1996, (a) a first priority perfected security interest and lien in substantially all of the Company's assets to secure the Company's obligations under the Bank Credit Facility, the Long-Term Financing Facility and the senior portion of the Additional Long-Term Financing; and (b) a junior security interest in the Company's assets to secure the obligations under the subordinated portion of the Additional Long-Term Financing.
The Company also received from the lender under (i) the Additional Long-Term Financing a waiver of the above-described fixed charge coverage ratio violation and any cross-default under the Additional Long-Term Financing caused by violations under the Bank Credit Facility and the Long-Term Financing Facility, and (ii) the Long-Term Financing Facility a waiver of the above-described fixed charge coverage ratio violation and any cross-default under the Long-Term Financing Facility caused by violations under the Bank Credit Facility and the Additional Long-Term Financing. As described above, Amendment No. 2 also requires the Company to pledge substantially all of its assets by November 27, 1996, to secure the obligations under the Bank Credit Facility, the Long-Term Credit Facility and the Additional Long-Term Financing.

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

As of September 26, 1996, the Company had approximately $11.1 million of available credit under the Bank Credit Facility. The Company currently expects to incur a total of approximately $8.2 million in capital expenditures in 1996 (excluding capital expenditures related to the Fisher Nut business), of which an aggregate of approximately $6.6 million were incurred during the thirty-nine weeks ended September 26, 1996. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility (assuming the Company maintains compliance - or obtains waivers of any subsequent noncompliance - with the covenants under the Bank Credit Facility, as amended) will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future. See "-- Factors That May Affect Future Results -- Growth Initiatives".

Factors That May Affect Future Results
--------------------------------------

   (a) Growth Initiatives
       ------------------
Over the past three years, the Company has substantially increased its shelling, processing and manufacturing capacity by a combination of strategic acquisitions and improvements to and expansions of its facilities. The Company has increased its borrowings to finance these acquisitions, improvements and expansions, as well as its increased costs of operations and increased investments in inventory related to the resulting increased production capacity. Underutilization of its increased production capacity has had a negative impact on the Company's gross profit and gross profit margin. Until such time as the Company is able to more fully utilize its increased production capacity through further increases in its sales volume, the Company's results of operations may continue to be adversely affected. Furthermore, although the Company believes that cash flow from operations and funds available under its credit facilities (assuming the Company maintains compliance - or obtains waivers of any subsequent noncompliance - with the covenants under its financing arrangements as currently in effect and as subsequently amended) will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures for 1996, there can be no assurance that such cash flow and credit availability will be sufficient to meet future capital requirements or that the Company will remain in compliance with such covenants. The
Company strives to update and improve its management information systems to ensure their adequacy. Although the Company believes that its management information systems currently provide the Company with the information necessary to manage its businesses, there can be no assurance that the Company's management information systems will meet the Company's future requirements. See "-- Liquidity and Capital
Resources".

   (b)  Availability of Raw Materials and Market Price Fluctuations
        -----------------------------------------------------------
The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans,other nuts, dried fruit and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the USDA or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. Shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts, dried fruit or chocolate may affect the value of the Company's inventory and the Company's profitability. The Company has a significant inventory of nuts, dried fruit and chocolate that would be adversely affected by any decrease in the market price of such raw materials. Market price declines for pecans have negatively affected the Company's gross profit margins in 1996, and required the Company to write down its pecan inventory $2.6 million as of September 26, 1996.

   (c)  Competitive Environment
        -----------------------
The Company operates in a highly competitive environment.  The
Company's principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than JBS, such as Planters Lifesavers Company (a subsidiary of RJR Nabisco, Inc.). JBS also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs.

   (d)  Sales to Industrial Customers
        -----------------------------
The increase in the Company's processing and shelling capacity created by its recently constructed or expanded facilities and increased sales by Sunshine may result in further increases in net sales to industrial customers, both in amount and as a percentage of the Company's total sales. Because sales to industrial customers are generally made at lower margins than sales to other customers, increases in such sales may adversely affect the Company's profit margins.

   (e)  Fixed Price Commitments
        -----------------------
From time to time, the Company enters into fixed price commitments with its customers. However, such commitments typically represent 10% or less of the Company's annual net sales and are normally only entered into after the Company's cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The Company will continue to enter into fixed price commitments in respect of certain of its nut products prior to fixing its acquisition cost when, in management's judgment, market or crop harvest conditions so warrant. To the extent the Company does so, these fixed price commitments may result in losses. Historically, however, such losses have generally been offset by gains on other fixed price commitments. However, there can be no assurance that losses from fixed price commitments may not have a material adverse effect on the Company's results of operations.

   (f)  Federal Regulation of Peanut Prices, Quotas and Poundage Allotments
        -------------------------------------------------------------------
Approximately 50% of the total pounds of products processed by the
Company during 1993, 1994, and 1995 were peanuts, peanut butter and other products containing peanuts.  The Company purchases a majority of its peanut requirements directly from growers and obtains its remaining requirements from other shellers. The supply of peanuts is subject to federal regulations which restrict peanut imports and the tonnage of peanuts farmers may market domestically. These regulations create market conditions which may not be indicative of conditions that would prevail if the federal program were eliminated. The 1996 Farm Bill, which became law during the first quarter, phases out over a seven-year period many of the existing federal farm support and subsidy programs, but rejects
efforts to eliminate the federal support program for peanuts.   However,
the federal price support for peanuts was cut to $610 per ton from $678 per ton.

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

The Uruguay Round Agreement of the General Agreement on Trade and
Tariffs ("GATT") took effect on July 1, 1995. Under GATT, the United States must allow peanut imports to grow to 5% of domestic consumption within six years. Import quotas on peanuts have been replaced by high ad valorem tariffs, which must be reduced by 15% annually. The United States may limit imports of peanut butter, but must establish a tariff rate quota for peanut butter imports based on 1993 import levels. Peanut butter imports above the quota are subject to an over-quota ad valorem tariff, which will be reduced by 15% annually.

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

                      PART II.  OTHER INFORMATION


Item 2 -- Changes in Securities
-------------------------------

As described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" under Part I of this report, there are restrictive covenants under the Company's financing facilities which limit the payment of dividends.


Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------

(a)   Exhibits:  The exhibits required by Item 601 of Regulation S-K follow:

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

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

4.14 Third Amendment to the Long-Term Credit Facility dated as of February 20, 1996 by and between Prudential, Sunshine and the Registrant(20)

4.15 $1.8 million Promissory Note dated March 31, 1989 evidencing a loan by Cohen Financial Corporation to LaSalle National Bank ("LNB"), as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(14)

4.16 Modification Agreement dated as of September 29, 1992 by and among LaSalle National Trust, N.A. ("LaSalle Trust"), a national banking association, not personally but as Successor Trustee to LNB under Trust Agreement dated March 17, 1989 known as Trust Number 114243; the Registrant; Jasper B. Sanfilippo and Mathias A. Valentine; and Mutual Trust Life Insurance Company(5)

4.17 Note Purchase Agreement dated as of August 30, 1995 between the Registrant and Teachers Insurance and Annuity Association of America ("Teachers")(17)

4.18 8.30% Senior Note due 2005 in the original principal amount of $10.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(17)

4.19 9.38% Senior Subordinated Note due 2005 in the original principal amount of $15.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(17)

4.20 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers ("Senior Notes")(17)

4.21 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers ("Senior Subordinated Notes")(17)

4.22 Amendment, Consent and Waiver, dated as of March 27, 1996, by and among Teachers, Sunshine and the Registrant(20)

10.1 Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (the "John B. Sanfilippo & Son, Inc. Project") Series 1987 dated as of June 1, 1987(1)

10.2 Industrial Building Lease dated as of October 1, 1991 between JesCorp, Inc. and LNB, as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(16)

10.3 Industrial Building Lease (the "Touhy Avenue Lease") dated November 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(13)

10.4    First Amendment to the Touhy Avenue Lease dated June 1, 1987(13)

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

10.12 Industrial Building Lease dated June 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated February 7, 1979 and known as Trust No. 100628(1)

10.13 First Amendment to Industrial Lease dated September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(5)

10.14 Second Amendment to Industrial Building Lease dated March 3, 1995, by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(14)

10.15 Ground Lease dated January 1, 1995, between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(14)

10.16 Party Wall Agreement, dated March 3, 1995, between the Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 and the Arthur/Busse Limited Partnership(14)

10.17 Secured Promissory Note in the amount of $6,223,321.81 dated Sep-tember 29, 1992 executed by Arthur/Busse Limited Partnership in favor of the Registrant(5)

10.18 Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

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

10.37 Outsource Agreement between the Registrant and Preferred Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT](14)

10.38 Letter Agreement between the Registrant and Preferred Products, Inc., dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT](14)

10.39   The Registrant's 1995 Equity Incentive Plan(15)

10.40 Merger Agreement dated May 31, 1995, among the Registrant, Quantz Acquisition Co., Inc. James B. Quantz, the National Bank of South Carolina, as Trustee of the James Bland Quantz Irrevocable Trust dated May 6, 1980, and Machine Design Incorporated [CONFIDENTIAL TREATMENT](16)

10.41 Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(18)

10.42 First Mortgage and Security Agreement (the "ILIC Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois (the "Arlington Heights Facility")(18)

10.43 Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights Facility(18)

10.44 Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights Facility(18)

10.45 Credit Agreement among the Registrant, Bank of America Illinois ("BAI") as agent, NCB, The Northern Trust Company ("NTC") and BAI, dated as of March 27, 1996(20)

10.46 Reimbursement Agreement between the Registrant and BAI, dated as of March 27, 1996(20)

10.47 Guaranty Agreement dated as of March 27, 1996 by Sunshine in favor of BAI as agent on behalf of NCB, NTC and BAI(20)

10.48 Amendment No. 1 and Waiver to Credit Agreement dated as of August 1, 1996 by and among the Registrant, BAI, NCB, and NTC (filed as exhibit 10.48)

10.49 Amendment No. 2 and Waiver to Credit Agreement dated as of October 30, 1996 by and among the Registrant, BAI, NCB, and NTC (filed as exhibit 10.49)

11      None

15      None

18      None

19      None

22-24   None

27      Financial Data Schedule (filed as exhibit 27)

99      None

-------------------------

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


(b)  Reports on Form 8-K:
        During the third quarter ended September 26, 1996, the Company filed one Current Report on Form 8-K dated July 3, 1996. The Current Report dated July 3, 1996 reported pursuant to Item 5 thereof that Larry D. Ray was resigning, effective August 2, 1996, as an officer and Director of the Company.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     JOHN B. SANFILIPPO & SON, INC.


Date:  November 11, 1996             By:    /s/Gary P. Jensen
                                        ---------------------------
                                        Gary P. Jensen
                                        Executive Vice President, Finance
                                        and Chief Financial Officer