Form 10-K
period 1996-12-31
SANFILIPPO JOHN B & SON INC
filed 1997-03-31
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                          ___________________
                              FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)
             For the fiscal year ended December 31, 1996

[    ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from ____________ to ______________

                    Commission file number   0-19681
                       _________________________

                     JOHN B. SANFILIPPO & SON, INC.
         (Exact Name of Registrant as Specified in its Charter)

              Delaware                           36-2419677
    (State or Other Jurisdiction              (I.R.S. Employer
   of Incorporation or Organization)        Identification Number)


                             2299 Busse Road
                    Elk Grove Village, Illinois 60007
             (Address of Principal Executive Offices, Zip Code)

     Registrant's telephone number, including area code:  (847)593-2300
                       _________________________

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, $.01 par value per share
                 ______________________________________
                            (Title of Class)

	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X                                No

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

	As of March 14, 1997, 5,578,140 shares of the Company's Common Stock, $.01 par value ("Common Stock"), including 117,900 treasury shares, and 3,687,426 shares of the Company's Class A Common Stock, $.01 par value ("Class A Stock"), were outstanding. On that date, the aggregate market value of voting stock (based upon the last sale price of the registrant's Common Stock on March 14, 1997) held by non-affiliates of the registrant was $32,198,478 (5,366,413 shares at $6.00 per share).

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1996 Annual Report to Stockholders are incorporated by reference into Part II.
Portions of the Company's Proxy Statement for its 1997 Annual
Meeting are incorporated by reference into Part III.

                                   PART I

ITEM 1 -- DESCRIPTION OF BUSINESS

a.      GENERAL DEVELOPMENT OF BUSINESS

        (i)     BACKGROUND

	John B. Sanfilippo & Son, Inc. (the "Company" or "JBSS") is a processor, packager, marketer and distributor of shelled and inshell nuts. These nuts are sold under a variety of private labels and under the Company's Evon's, Fisher, Flavor Tree,
Sunshine Country and Texas Pride brand names. The Company also markets and distributes, and in most cases manufactures or processes, a diverse product line of food and snack items, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks and sesame sticks and other sesame snack products.

	The Company was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the terms "Company" or "JBSS" refer collectively to John B. Sanfilippo & Son, Inc., its Illinois predecessor corporation and its wholly owned subsidiaries, including Sunshine Nut Co., Inc. ("Sunshine"). See Note 1 to the Consolidated Financial Statements.

	The Company's headquarters and executive offices are located at 2299 Busse Road, Elk Grove Village, Illinois 60007 and its telephone number for investor relations is (847) 593-2300, extension 212.

        (ii)    CERTAIN ACQUISITIONS AND OTHER ARRANGEMENTS

		(A)	Preferred Products, Inc. Supply Contract and Related
Acquisition of Certain Equipment and Inventory

	In February 1995, the Company entered into a long-term supply contract (the "PPI Contract") with Preferred Products, Inc.
("PPI"), a wholly owned subsidiary of Supervalu, Inc.
("Supervalu"), a major food wholesaler and retailer. Under the terms of the PPI Contract, the Company assumed the manufacturing and distribution of Supervalu's private label peanut butter, candy, salted and baking nuts and coconut products for up to 10 years. The PPI Contract also included the acquisition by the Company of certain equipment and residual inventory used by PPI in connection with its manufacturing operations. Sales and marketing of the products to be produced by the Company under the PPI
Contract remain the responsibility of PPI. The Company integrated all processing and manufacturing of these products into its existing facilities. The Company paid PPI a total of $3.5 million in the first quarter of 1995 for the equipment and inventory and as partial consideration for the long-term supply agreement. The Company is required to make additional payments to PPI under the PPI Contract based on the Company's net annual sales to PPI. The Company is also required to provide certain merchandising support to PPI's private label marketing programs. This merchandising support is being provided through reductions in sales invoice prices to PPI. There are no material contingent liabilities related to the PPI contract. The PPI Contract provides that PPI is obligated to purchase an annual average of at least $35 million of products from the Company during the first three years of the agreement. A portion of the initial payment made by the Company to PPI under the PPI Contract may be required to be repaid to the Company in the event PPI fails to satisfy the minimum purchase requirement. See Item 7 -- "Management's Discussion and
Analysis of Financial Condition and Results of Operations  --
1995 Compared to 1994".

		(B)	Machine Design Acquisition

	In May 1995, the Company acquired 100% of the issued and outstanding capital stock of Machine Design Incorporated ("Machine Design") from Machine Design's then existing stockholders in exchange for shares of the Company's Common Stock valued at approximately $1.5 million. The acquisition of Machine Design, which is the holder of several patents pertaining to nut cracking equipment but is not otherwise presently engaged in any active business, was structured as a merger of a newly formed, wholly-owned subsidiary of the Company into Machine Design, with Machine Design continuing after the merger as the surviving corporation.
 Subsequent to the merger, the Company changed the name of Machine Design to Quantz Acquisition Co., Inc. See Note 1 to the Consolidated Financial Statements.

		(C)	Flavor Tree Acquisition

	In June 1995, the Company acquired, for a nominal price, the Flavor Tree trademark and substantially all of the assets relating to the products manufactured and sold under that trademark
(including certain inventory) from the Dolefam Corporation.  See
Note 1 to the Consolidated Financial Statements.

		(D)	Arlington Heights Facility Acquisition

	In September 1995, the Company purchased the Arlington Heights facility which it previously leased from an unrelated third party and used primarily for the processing and packaging of Fisher Nut products pursuant to its contract manufacturing arrangement with the Fisher Nut Company (the "Fisher Processing Agreement"). The purchase price for the facility was approximately $2.2 million and was financed pursuant to a first mortgage loan on the facility for $2.5 million. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 1 to the Consolidated Financial Statements.

		(E)	Fisher Nut Business Acquisition

	In November 1995, the Company acquired substantially all of the assets of the Fisher Nut business from The Procter & Gamble
Company and certain of its affiliates (the "Fisher Transaction").
 The acquisition was divided into several parts, with the Company acquiring: (i) the Fisher trademarks, brand names, product formulas and other intellectual and proprietary property for $5.0 million, paid on November 6, 1995; (ii) certain specified items of machinery and equipment for approximately $1.3 million, payable pursuant to a note dated January 10, 1996 (secured by such machinery and equipment) bearing interest at an annual rate of 8.5% and requiring eight equal quarterly installments of principal (plus accrued interest) commencing in June 1996; (iii) certain of the raw material and finished goods inventories of the Fisher Nut business for approximately $15.8 million, payable monthly, in cash, in amounts based on the amount of such inventories actually used by the Company during each month with a final payment of the balance, if any, of the purchase price on March 31, 1996; and (iv) substantially all of the packaging materials of the Fisher Nut business for approximately $1.1 million, payable monthly, in cash, in amounts based on the amount of such materials actually used by the Company during each month with a final payment of the balance, if any, of the purchase price, on November 6, 1996. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- 1996 Compared to 1995 -- and -- 1995
Compared to 1994" and Note 1 to the Consolidated Financial
Statements.

	The Company markets and sells a variety of nut and snack products under the Fisher and related brand names. In connection with the Fisher Transaction, the Fisher Processing Agreement was terminated and the Company has integrated the Fisher processing into its existing facilities.

		(F)	Pecan Shelling Plant Relocation

	In the fourth quarter of 1995, the Company relocated its pecan shelling operations from its Des Plaines, Illinois facility to its facility in Selma, Texas. The Company also constructed certain improvements at the Selma, Texas facility to accommodate the processing operations. The total cost of the relocation, including the construction and improvements, was approximately
$11.1 million. The Company began production at its new pecan shelling facility in the first quarter of 1996.



b.      NARRATIVE DESCRIPTION OF BUSINESS

        (i)     GENERAL

	The Company is a processor, packager, marketer and distributor of shelled and inshell nuts. The Company also markets and distributes, and in most cases manufactures or processes, a diverse product line of food and snack items including peanut butter, candy and confections, natural snacks and trail mixes, corn snacks, sesame sticks and other sesame snack products and coconut products.

        (ii)    PRINCIPAL PRODUCTS

		(A)	Raw and Processed Nuts

	The Company's principal products are raw and processed nuts. These products accounted for approximately 83.8%, 84.9% and 85.5% of the Company's gross sales in 1996, 1995 and 1994, respectively.
 The nut product line includes peanuts, almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pinenuts and macadamia nuts. The Company's nut products are sold in numerous package styles and sizes, from poly-cellophane packages, composite cans, vacuum packed tins and glass jars for retail sales, to large cases and sacks for bulk sales to industrial, food service and government customers. In addition, the Company offers its nut products in a variety of different styles and seasonings, including natural (with skins), blanched (without skins), oil roasted, dry roasted, unsalted, honey roasted and cinnamon toasted. The Company sells its products domestically to retailers and wholesalers as well as to industrial, food service and government customers. The Company also sells certain of its products to foreign customers in the retail and industrial markets.

	The Company acquires a substantial portion of its peanut, pecan, almond and walnut requirements directly from growers. The balance of the Company's raw nut supply is purchased from importers and domestic processors. In 1996, the majority of the Company's peanuts, pecans and walnuts were shelled by the Company at its four shelling facilities while the remainder were purchased shelled from processors and growers. See "Raw Materials and Supplies," below, and Item 2 -- "Properties -- Manufacturing
Capability, Technology and Engineering."

		(B)	Peanut Butter

	The Company manufactures and markets peanut butter in several sizes and varieties, including creamy, crunchy and natural.
Peanut butter accounted for approximately 5.3%, 5.0% and 3.9% of the Company's gross sales in 1996, 1995 and 1994, respectively. Approximately 4.9%, 16.5% and 51.3% of the Company's peanut butter products were sold during 1996, 1995 and 1994, respectively, to the United States Department of Agriculture ("USDA") and other government agencies, with the remaining percentage sold under private labels and PPI.

		(C)	Candy and Confections

	The Company markets and distributes a wide assortment of candy and confections, including such items as wrapped hard candy, gummies, ju-ju's, brand name candies, chocolate peanut butter cups, peanut clusters, pecan patties and sugarless candies. Candy and confections accounted for approximately 4.6%, 4.4% and 2.5% of the Company's gross sales in 1996, 1995 and 1994, respectively.
Most of these products are purchased from various candy manufacturers and sold to retailers in bulk or retail packages under private labels or the Evon's brand.

		(D)	Other Products

	The Company also markets and distributes, and in many cases processes and manufactures, a wide assortment of other food and snack products. These products accounted for approximately 6.3%, 5.7%, and 8.1% of the Company's gross sales in 1996, 1995 and 1994, respectively. These other products include: natural snacks, trail mixes and chocolate- and yogurt-coated products sold to retailers and wholesalers; baking ingredients (including chocolate chips, peanut butter chips, flaked coconut and chopped, diced, crushed and sliced nuts) sold to retailers, wholesalers and industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of corn snacks, sunflower seeds, party mixes and sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.

        (iii)   CUSTOMERS

	The Company sells its products to over 11,090 retail, wholesale, industrial, government and food service customers on a national level. Retailers of the Company's products include grocery chains, mass merchandisers and membership clubs. The Company markets many of its Evon's brand products directly to over 3,650 retail stores in Illinois and eight other states through its store-door delivery system discussed below. Wholesale grocery companies purchase products from the Company for resale to regional retail grocery chains and convenience stores.

	The Company's industrial customers include bakeries, ice cream and candy manufacturers and other food and snack processors. The Company's principal government customers are the Agricultural Stabilization and Conservation Service of the USDA and the Defense Personnel Support Center. Food service customers include hospitals, schools, universities, airlines, retail and wholesale restaurant businesses and national food service franchises. In addition, the Company packages and distributes products manufactured or processed by others. In 1996 and 1995, sales to PPI accounted for approximately $34.8 and $29.3 million, or 11.7% and 10.4%, respectively of the Company's gross sales. No customer accounted for more than 10% of the Company's net sales in 1994.
In addition, sales to Sam's Club and Walmart accounted for approximately $27.7 million, or 9.9%, of the Company's gross sales for 1995. The Company was outbid for Sam's Club business (which accounted for approximately $23.4 million of the Company's gross sales for 1995) during the first quarter of 1996. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- 1996 Compared to 1995 and 1995 Compared to 1994" and Note 1 to the Consolidated Financial Statements.

        (iv)    SALES, MARKETING AND DISTRIBUTION

	The Company markets its products through its own sales department and through a network of over 325 independent brokers and various independent distributors and suppliers. The Company's sales department of 39 employees includes 6 regional managers, 13 sales specialists and 7 telemarketers.

	The Company's marketing and promotional campaigns include regional and national trade shows and limited newspaper advertisements done from time to time in cooperation with certain of the Company's retail customers. The Company also designs and manufactures point of purchase displays and bulk food dispensers for use by certain of its retail customers. These displays, and other shelving and pegboard displays purchased by the Company, are installed by Company personnel. The Company believes that controlling the type, style and format of display fixtures benefits the customer and ultimately the Company by presenting the Company's products in a consistent, attractive point of sale presentation.

	The Company distributes its products from its Illinois, Georgia, California, North Carolina and Texas production facilities and from public warehouse and distribution facilities located in various other states. The majority of the Company's products are shipped from the Company's production, warehouse and distribution facilities by contract and common carriers.

	In Illinois and eight other states, JBSS distributes its Evon's brand products to over 3,650 convenience stores, supermarkets and other retail customer locations through its store-door delivery system. Under this system, JBSS uses its own fleet of Evon's step-vans to market and distribute Evon's brand nuts, snacks and candy directly to retail customers on a store-by-store basis. Presently, the store-door delivery system consists of approximately 56 route salespeople covering routes located in Illinois, Indiana, Iowa, Wisconsin, Ohio, Minnesota, Michigan, Kentucky, and Missouri. District and regional route managers, as well as sales and marketing personnel operating out of JBSS's corporate offices, are responsible for monitoring and managing the route salespeople.

	In the Chicago area, JBSS operates two thrift stores at its production facilities and five other retail stores. These stores sell bulk foods and other products produced by JBSS and other vendors.

        (v)     COMPETITION

	Snack food markets are highly competitive. The Company's nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of which are substantially larger and have greater resources than the Company. In the nut industry, the Company competes with, among others, Planters Lifesavers Company
(a subsidiary of RJR Nabisco, Inc.) and numerous regional snack food processors. Competitive factors in the Company's markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion.

        (vi)    RAW MATERIALS AND SUPPLIES

	The Company purchases nuts from domestic and foreign sources. Most of the Company's peanuts are purchased from the southeastern United States and most of its walnuts and almonds are purchased from California. The Company purchases most of its pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. The availability of nuts is subject to market conditions and crop size fluctuations caused by weather conditions, plant diseases and other factors beyond the Company's control. These fluctuations can adversely impact the Company's profitability. In 1996, less than 10% of the Company's nut purchases were from foreign sources.

	The Company generally purchases and shells peanuts, pecans and walnuts instead of buying shelled nuts from shellers. Due, in part, to the seasonal nature of the industry, the Company maintains significant inventories of peanuts, pecans, walnuts and almonds at certain times of the year. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of the Company's inventory and thus the Company's gross profit and gross profit margin. See "General" and "1996 Compared to 1995 -- Gross Profit" and "1995 Compared to 1994 --
Gross Profit" under Item 7 -- "Management's Discussion and
Analysis of Financial Condition and Results of Operations."

	The Company purchases supplies, such as roasting oils, seasonings, glass jars, labels, composite cans and other packaging materials from third parties. The Company sponsors a seed exchange program under which it provides peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock (i.e., peanuts at harvest). Approximately 75% of the farmer stock peanuts purchased by the Company in 1996 were grown from seed provided by the Company. The Company also contracts for the growing of a limited number of generations of peanut seeds to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing.

	The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans, walnuts, almonds, other nuts, dried fruit, coconut and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the USDA or any other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.
Furthermore, the supply of peanuts is currently subject to federal regulation that restricts peanut imports and the tonnage of peanuts farmers may market domestically. See "Federal Regulation" below.

        (vii)   TRADEMARKS

	The Company markets its products primarily under private labels and the Evon's, Fisher, Flavor Tree, Sunshine Country and Texas
Pride brand names, which are registered with the U.S. Patent and Trademark Office.

        (viii)  EMPLOYEES

	As of December 31, 1996, the Company had approximately 1,678 active employees, including 219 corporate staff employees and 1,459 production and distribution employees. As a result of the seasonal nature of the Company's business, the number of employees peaked to approximately 1,786 in the last four months of 1996 and dropped to an average of approximately 1,479 during the remaining portion of 1996. Approximately 23 of the Company's route salespeople are covered by a collective bargaining agreement which expires on June 30, 1998.

        (ix)    SEASONALITY

	The Company's business is seasonal. Demand for peanut and other nut products are highest during the months of October through December, although large government contracts may alter the typical sales pattern. Peanuts, pecans, walnuts and almonds, the Company's principal raw materials, are purchased primarily during August to February and are processed throughout the year until the following harvest. As a result of this seasonality, the Company's personnel, working capital requirements and inventories peak during the last four months of the year. See Item 8 -- "Financial Statements and Supplementary Data -- Quarterly Consolidated
Financial Data." See also Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations --
General."

        (x)     BACKLOG

	Because the time between order and shipment is usually less than three weeks, the Company believes that backlog as of a particular date is not indicative of annual sales.

        (xi)    FEDERAL REGULATION

	Peanuts are an important part of the Company's product line. The Company processed approximately 94.7 million pounds of peanuts in 1996, representing approximately 50% of the total pounds of products processed by the Company for the year. The production and marketing of peanuts are regulated by the USDA under the Agricultural Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop: (i) by limiting peanut imports, (ii) by limiting the amount of peanuts that American farmers are allowed to bring to the domestic market each year, and (iii) by setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United States. Only quota peanuts may be sold for domestic food products and seed. The 1997 peanut quota is 1,236 million tons. Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal.
Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country.
The 1997 quota support price is $610 per ton. To be assured of purchasing sufficient amounts of quota peanuts, the Company contracts to buy additional peanuts.

	Changes in the federal peanut program could significantly affect the supply of, and price for, peanuts. While JBSS has successfully operated in a market shaped by the federal peanut program for many years, JBSS believes that it could adapt to a market without federal regulation. However, JBSS has no experience in operating in such a peanut market, and no assurances can be given that the elimination or modification of the federal peanut program would not adversely affect JBSS's business. Future changes in import quota limitations or the quota support price for peanuts at a time when the Company is maintaining a significant inventory of peanuts or has significant outstanding purchase commitments could adversely affect the Company's business by lowering the market value of the peanuts in its inventory or the peanuts which it is committed to buy. While the Company believes that its ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that future changes in, or the elimination of, the federal peanut program or import quotas will not adversely affect the Company's business.

	The North American Free Trade Agreement ("NAFTA"), effective January 1, 1994, committed the United States, Mexico and Canada to the elimination of quantitative restrictions and tariffs on the cross-border movement of industrial and agricultural products.
Under NAFTA, United States import restrictions on Mexican shelled and inshell peanuts are replaced by a tariff rate quota, initially set at 3,377 tons, which will grow by a 3% compound rate over a 15-year transition period. In-quota shipments enter the U.S. duty-free, while above-quota imports from Mexico are subject to an over-quota ad valorem tariff. The tariff rates will be phased-out over the next nine years. The Company does not believe NAFTA will have a material impact on the federal peanut program (assuming it is not eliminated by the pending legislation discussed above) in the near term. Because of the relatively small amount of peanuts currently grown in Mexico, the full effect of NAFTA on the Company's business and opportunities cannot yet be fully assessed.
 However, there can be no assurance that NAFTA will not have a material adverse effect on the federal peanut program (assuming it is not eliminated) and the Company in the future.

	The Uruguay Round Agreement of the General Agreement on Trade and Tariffs ("GATT") took effect on July 1, 1995. Under GATT, the United States generally must allow peanut imports to grow to 3% of domestic consumption within the first year and to 5% within six years. Import quotas on peanuts have been replaced by high ad valorem tariffs, which must be reduced by 15% over the next six years. The United States limits imports of peanut butter through a tariff rate quota for peanut butter imports based on 1993 import levels. Peanut butter imports above the quota are subject to an over-quota ad valorem tariff, which will be reduced by 15% over the next six years.

	Although NAFTA and GATT do not directly affect the federal peanut program, the federal government may, in future legislative initiatives, reconsider the federal peanut program in light of these agreements. The Company does not believe that NAFTA and GATT have had a material impact on the Company's business or will have a material impact on the Company's business in the near term.


        (xii)   OPERATING HAZARDS AND UNINSURED RISKS

	The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. While the Company maintains rigid quality control standards, inspects its products by visual examination, metal detectors or electronic monitors at various stages of its shelling and processing operations for all of its nut and other food products, and the USDA inspects all lots of peanuts shipped to and from the Company's production facilities, no assurance can be given that some nut or other food products sold by the Company may not contain or develop harmful substances. The Company currently maintains product liability insurance of $1 million per occurrence and umbrella coverage up to $35 million which it and its insurance carriers believe to be adequate. All of the Company's products comply with the Nutrition Labeling and Education Act by having labels that disclose the specific ingredients and nutritional content of each product.


ITEM 2 -- PROPERTIES

	The Company presently owns or leases eight principal production facilities. Two of these facilities are located in Elk Grove
Village, Illinois.  The Busse Road facility serves as the
Company's corporate headquarters and main production facility.
The other Elk Grove Village facility is located on Arthur Avenue adjacent to the Busse Road facility. The remaining principal production facilities are located in Bainbridge, Georgia, Garysburg, North Carolina, Selma, Texas, Walnut, California,
Gustine, California, and Arlington Heights, Illinois. The Company uses the Des Plaines, Illinois facility for warehousing. The
Company also presently operates thrift stores out of the Busse
Road facility and the Des Plaines facility. The Company also owns one retail store and leases four additional retail stores in various Chicago suburbs. In addition, the Company leases space in public warehouse facilities in various states.

	The Company relocated its pecan shelling operations from its Des Plaines facility to its facility in Selma, Texas in December 1995.
 See Item 7 -- "Management's Discussion and Analysis of Financial
Condition and Results of Operations -- General." The Company subleases approximately 29,000 square feet at its Des Plaines facility to two related party lessees. See Item 13 --
"Compensation Committee Interlocks and Insider Participation --
Supplier, Vendor, Broker and Other Arrangements."

a.      PRINCIPAL FACILITIES

	The following table provides certain information regarding the Company's principal facilities:


                                                          Date
                                                         Company       Approx.
                                                       Constructed,  Utilization
                          Type                         Acquired or       at
               Square      of                             First       December
   Location    Footage  Interest   Description of Use    Occupied     31, 1996
--------------------------------------------------------------------------------

Elk Grove      300,000  Leased/    Processing,             1981          59%
 Village,               Owned      packaging,
 Illinois(1)                       warehousing,
 (Busse Road                       distribution, JBSS
 facility)                         corporate offices
                                   and thrift store


Elk Grove       83,000  Owned      Processing,             1989          68%
 Village,                          packaging,
 Illinois(2)                       warehousing and
 (Arthur                           distribution
 Avenue
 facility)


Des Plaines,    68,000  Leased     Warehousing and         1974          N/A(9)
 Illinois(3)                       thrift store



Bainbridge,    230,000  Owned      Peanut shelling,        1987          58%
 Georgia(4)                        purchasing,
                                   processing,
                                   packaging,
                                   warehousing and
                                   distribution


Garysburg,     120,000  Owned      Peanut shelling,        1994          49%
 North                             purchasing,
 Carolina                          processing,
                                   packaging,
                                   warehousing and
                                   distribution


Selma,         200,000  Owned      Pecan shelling,         1992          74%
 Texas(9)                          processing,
                                   packaging,
                                   warehousing,
                                   distribution and
                                   Sunshine corporate
                                   offices

San Antonio,
 Texas(5)       24,000  Owned      Warehousing             1981          N/A(6)
 (Ashby
 facility)


San Antonio,    18,000  Owned      Warehousing and         1977          N/A(6)
 Texas(10)                         distribution
 (San Fernando
 facility)


Walnut,         50,000  Leased     Processing,             1991          30%
 California(7)                     packaging,
                                   warehousing and
                                   distribution


Gustine,        75,000  Owned      Walnut shelling,        1993          37%
 California                        processing,
                                   packaging,
                                   warehousing and
                                   distribution


Arlington       83,000  Owned      Processing,             1994          36%
 Heights,                          packaging,
 Illinois(8)                       warehousing and
                                   distribution


___________________

(1)	Approximately 240,000 square feet of the Busse Road
facility is leased from a related party land trust (the
"Busse Land Trust") under a lease which expires on May 31, 2015. Under the terms of the lease, the Company has a right of first refusal and a right of first offer with respect to this portion of Busse Road facility. The remaining 60,000 square feet of space at the Busse Road facility (the "Addition") was constructed by the Company in 1994 on property owned by the Busse Land Trust and on property owned by the Company. Accordingly, (i) the Company and the Busse Land Trust entered into a ground lease with a term beginning January 1, 1995 pursuant to which the Company leases from the Busse Land Trust the land on which a portion of the Addition is situated (the
"Busse Addition Property"), and (ii) the Company, the
Busse Land Trust and the sole beneficiary of the Busse
Land Trust entered into a party wall agreement effective as of January 1, 1995, which sets forth the respective rights and obligations of the Company and the Busse Land
Trust with respect to the common wall which separates the existing Busse Road facility and the Addition. The ground lease has a term which expires on May 31, 2015 (the same date on which the Company's lease for the Busse Road facility expires). The Company has an option to extend the term of the ground lease for one five-year term, an option to purchase the Busse Addition Property at its then appraised fair market value at any time during the term of the ground lease, and a right of first refusal with respect to the Busse Addition Property. See Item 11 --
"Compensation Committee Interlocks and Insider
Participation -- Lease Arrangements" .

(2)	This facility is subject to a mortgage dated March 1989
securing a note in the original principal amount of $1.8 million with a maturity date of May 1, 1999.

(3)	The Des Plaines facility is leased from a related party
lessor under a lease which expires on October 31, 2010.
The Des Plaines facility is also subject to a mortgage securing a loan from an unrelated third party lender to the related-party lessor in the original principal amount of approximately $1.6 million. The rights of the Company under the lease are subject and subordinate to the rights of the lender. Accordingly, a default by the lessor under the loan could result in foreclosure on the facility and thereby adversely affect the Company's leasehold interest.
 As noted above, the Company subleases approximately
29,000 square feet of space at the Des Plaines facility to two related party lessees. See Item 1 -- "Description of Business -- Recent Developments" and Item 11 --
"Compensation Committee Interlocks and Insider
Participation -- Supplier, Vendor, Broker and Other
Arrangements."

(4)	The Bainbridge facility is subject to a mortgage and deed
of trust securing $8.0 million (excluding accrued and unpaid interest) in industrial development bonds. See
Item 7 -- "Management's Discussion and Analysis of
Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(5)	The Ashby facility is subject to a junior deed of trust.
The Company presently intends to sell this facility.

(6)	All processing and packaging operations of the San
Fernando facility were moved to the Selma, Texas facility in the fourth quarter of 1993, and all processing and packaging operations of the Ashby facility were moved to the Selma, Texas facility in the first quarter of 1994.

(7)	The Walnut, California facility is leased from an
unrelated third party under a lease which, as amended, expires on July 31, 1999. The Company has two renewal options under the lease: an option to extend the lease term until July 31, 2001; and, upon expiration of such extended term, an option to extend the term of the lease for an additional five years.

(8)	In September 1995, the Company purchased the Arlington
Heights facility which was previously leased. The purchase price was approximately $2.2 million and was financed pursuant to a first mortgage loan on the facility of $2.5 million.

(9)	The Company's pecan shelling operations were relocated to
the Selma, Texas facility during the last quarter of 1995.

(10)	The San Fernando facility was sold in January 1997.


b.      MANUFACTURING CAPABILITY, TECHNOLOGY AND ENGINEERING

	The Company's principal production facilities are equipped with modern processing and packaging machinery and equipment. The physical structure and the production line layout of the Busse
Road facility were designed so peanuts and other nuts can be processed, jarred and packed in cases for distribution on a completely automated basis. The facility also has production lines for chocolate chips, candies, peanut butter and other products processed or packaged by the Company.

	The Selma facility contains the Company's automated pecan shelling and bulk packaging operation. The facility's pecan shelling production lines currently have the capacity to shell in excess of 60 million inshell pounds of pecans annually. In 1996, the Company processed approximately 35 million inshell pounds of pecans at the Selma, Texas facility. The Company relocated its pecan shelling and processing operations from the Des Plaines facility to the Selma facility during the fourth quarter of 1995 and did not begin shelling at the Selma facility until January 1996. The Selma facility currently contains an almond processing line with the capacity to process over 10 million pounds of almonds annually. In 1996, the Selma facility processed approximately 10 million pounds of almonds. See Item 1 -- "Description of Business -- Recent Developments" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

	The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to the Company's customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During the 1996 peanut crop year, the Bainbridge facility shelled approximately 78 million inshell pounds of peanuts.

	The North Carolina facility has the capacity to process approximately 90 million inshell pounds of farmer stock peanuts annually. During 1996 the North Carolina facility processed approximately 35 million pounds of inshell peanuts.

	The Gustine facility, which was purchased in 1993, is used for walnut shelling, processing and marketing operations. This facility was expanded during 1994 to increase the capacity to shell from approximately 12 million inshell pounds of walnuts annually to approximately 35 million inshell pounds of walnuts annually. During 1996, the Gustine facility shelled approximately
18 million inshell pounds of walnuts.

	The Arlington Heights facility was originally leased by the Company from an unrelated third party and renovated and equipped by the Company for use in the processing of Fisher Nut products in connection with the Fisher Processing Agreement. In September 1995, the Company exercised its option to purchase the facility for a purchase price of approximately $2.2 million and currently uses the facility for the production and packaging of its Fisher Nut products as well as the "stand-up pouch" packaging for its Flavor Tree brand products.

ITEM 3 -- LEGAL PROCEEDINGS

	The Company is party to various routine lawsuits, proceedings and disputes arising out of the conduct of its business. The
Company presently believes that the resolution of any pending matters will not materially affect its business, financial condition or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matter was submitted during the fourth quarter of the Company's 1996 fiscal year to a vote of security holders, through solicitation of proxies or otherwise.


                 EXECUTIVE OFFICERS OF THE REGISTRANT

	Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Company's annual meeting of stockholders to be held on April 30, 1997.

        JASPER B. SANFILIPPO, Chairman of the Board and Chief Executive Officer, age 66 -- Mr. Sanfilippo has been employed by the Company since 1953. Mr. Sanfilippo served as the Company's President from 1982 to December 1995 and was the Company's Treasurer from 1959 to October 1991. He became the Company's Chairman of the Board and
Chief Executive Officer in October 1991 and has been a member of the Company's Board of Directors since 1959. Mr. Sanfilippo is also a member of the Company's Compensation Committee. Mr.
Sanfilippo was also a member of the Stock Option Committee until February 27, 1997, at which time the committee was eliminated and its duties were assumed by the Company's entire Board of Directors. Since June 1992, Mr. Sanfilippo has been a member of the Board of Directors and a Vice President of Sunshine.

        MATHIAS A. VALENTINE, President, age 64 -- Mr. Valentine has been employed by the Company since 1960 and was named its President in December 1995. He served as the Company's Secretary from 1969 to December 1995, as its Executive Vice President from 1987 to October 1991 and as its Senior Executive Vice President and Treasurer from October 1991 to December 1995. He has been a member of the Company's Board of Directors since 1969. Mr. Valentine is also a member of the Company's Compensation
Committee. Mr. Valentine was also a member of the Stock Option Committee until February 27, 1997, at which time the committee was eliminated and its duties were assumed by the Company's entire
Board of Directors. Mr. Valentine has been a member of the Board of Directors and a Vice President of Sunshine since June 1992.

        JOHN C. TAYLOR, Executive Group Vice President, age 51 -- Mr. Taylor has been the President and a director of Sunshine, which the Company acquired in June 1992, since 1976. In August 1995,
Mr. Taylor was named a director of the Company and in December
1995 was appointed an Executive Group Vice President of the Company (responsible for coordinating certain joint activities of the Company and Sunshine). Mr. Taylor and Sunshine are parties to an Employment Agreement pursuant to which Mr. Taylor is to be employed by Sunshine as Sunshine's President until May 1997. See
Item 11 -- "Executive Compensation -- Employment Contract." As President of Sunshine, Mr. Taylor is responsible for overseeing that company's processing, packaging, marketing, and distribution of shelled nuts.

        GARY P. JENSEN, Executive Vice President, Finance and Chief Financial Officer, age 52 -- Mr. Jensen became the Company's Executive Vice President, Finance and Chief Financial Officer in December 1995, having previously served as the Company's Vice President, Finance and Chief Financial Officer from February 1995.
 Prior to joining the Company, he served from August 1992 to October 1994 as Vice President Finance of Amour Swift-Eckrich, a meat processing and packaging company. In addition, Mr. Jensen was employed by Vlasic Foods, Inc., a condiments processing company, from 1975 to August 1992 and served as its Vice President Finance and Chief Financial Officer from 1988 to August 1992.

        WILLIAM R. POKRAJAC, Controller, age 43 -- Mr. Pokrajac has been with the Company since 1985 and has served as the Company's
Controller since 1987. Mr. Pokrajac is responsible for the Company's accounting, financial reporting and inventory control functions.

        MICHAEL J. VALENTINE, Vice President and Secretary, age 37 -- Mr. Valentine has been employed by the Company since 1987 and in December 1995 was named the Company's Vice President and
Secretary. He is also a nominee for election as a director of the Company at the Company's 1997 Annual Meeting of Stockholders. He served as an Assistant Secretary and the General Manager of External Operations for the Company from June 1987 and 1990, respectively, to December 1995. Mr. Valentine is responsible for the Company's peanut operations, including sales and procurement.

        JASPER B. SANFILIPPO, JR., Vice President and Assistant Secretary, age 28 -- Mr. Sanfilippo has been employed by the Company since 1991 and served as General Manager of the Walnut Processing Division from 1993 to December 1995. He has served as an Assistant Secretary of the Company since 1993 and was named a Vice President in December 1995. Mr. Sanfilippo is responsible for the Company's walnut operations, including plant operations and procurement.

        JAMES J. SANFILIPPO, Vice President and Treasurer, age 35 -- Mr. Sanfilippo has been employed by the Company since 1985 and has served as Product Manager and General Manager of the Busse
Operations since June 1985 and December 1995 respectively.  In
December 1995, he was also named a Vice President and the Treasurer of the Company. Mr. Sanfilippo is responsible for operations at the Company's Busse Road facility and Arlington
Heights facility, including plant operations and contract manufacturing.

        STEVEN G. TAYLOR, Executive Vice President, age 46 -- Mr. Taylor has been the Vice President of Sunshine since 1982. In December
1995, Mr. Taylor became a Vice President of the Company and was named an Executive Vice President of the Company in October 1996.
 Mr. Taylor and Sunshine are parties to an Employment Agreement pursuant to which Mr. Taylor is to be employed by Sunshine as Sunshine's Vice President until June 2000. See item 11 -
"Executive Compensation - Employment Contract."


CERTAIN RELATIONSHIPS AMONG DIRECTORS AND EXECUTIVE OFFICERS

        Jasper B. Sanfilippo, Chairman of the Board and Chief Executive Officer and a director of the Company, is (i) the father of Jasper
B. Sanfilippo, Jr. and James J. Sanfilippo, each of whom is an executive officer of the Company, as indicated above, (ii) the brother-in-law of Mathias A. Valentine, President and a director of the Company, and (iii) the uncle of Michael J. Valentine who is an executive officer of the Company and is a nominee for election as a director of the Company, as indicated above. Mathias A. Valentine, President and a director of the Company, is (i) the brother-in-law of Jasper B. Sanfilippo, (ii) the uncle of Jasper
B. Sanfilippo, Jr. and James J. Sanfilippo, and (iii) the father Michael J. Valentine. Michael J. Valentine, Vice President and Secretary, and nominee for election as a director of the Company, is (i) the son of Mathias A. Valentine, (ii) nephew of Jasper B. Sanfilippo, and (iii) cousin of Jasper B. Sanfilippo, Jr., and
James J. Sanfilippo.  John C. Taylor, Executive Group Vice
President and a director of the Company, is the brother of Steven
G. Taylor, Vice President of the Company.

                                 PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	The section entitled "Markets for the Company's Securities and Related Matters" on page 32 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

	For purposes of the calculation of the aggregate market value of the Company's voting stock held by nonaffiliates of the Company as set forth on the cover page of this Report, the Company did not consider any of the siblings of Jasper B. Sanfilippo, or any of the lineal descendants (all of whom are adults and some of whom are employed by the Company) of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are officers of the Company), as an affiliate of the Company. See
Item 10 -- "Directors and Executive Officers of the Registrant,"
Item 11 -- "Executive Compensation," Item 12 -- "Security
Ownership of Certain Beneficial Owners and Management," and Item
13 -- "Compensation Committee Interlocks and Insider
Participation" and "Certain Relationships and Related
Transactions."

ITEM 6 -- SELECTED FINANCIAL DATA

	The five-year Selected Historical Consolidated Financial Data and accompanying notes contained on page 6 of the Company's 1996
Annual Report to Stockholders are incorporated herein by reference.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Management's Discussion and Analysis of Financial Condition and Results of Operations contained in pages 7 through 16, inclusive, of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

a.      QUARTERLY CONSOLIDATED FINANCIAL DATA

                 QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table presents unaudited quarterly consolidated financial data for the Company for the years ended December 31, 1996 and 1995. Such data are unaudited, but in the opinion of the Company reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere herein. Such quarterly consolidated data are not necessarily indicative of future results of operations.


                                                  Quarter Ended

                    Mar.28,   June 27,   Sept.26,   Dec.31,   Mar.30,   June 29,   Sept.28,   Dec.31,
                     1996      1996       1996       1996      1995      1995       1995       1995
                 ------------------------------------------------------------------------------------
                                   (dollars in thousands, except per share data)
STATEMENT
 OF INCOME
 DATA:
Net sales         $ 53,059   $ 64,909   $ 70,373   $106,063  $ 47,089  $ 58,818   $ 67,048   $104,786
Gross profit         8,176      9,299      6,175     15,550     8,089    11,848     12,089     15,024
Income (loss)
 from operations       534        887     (2,298)     4,667     2,149     3,457      4,635      6,471
Net (loss) income   (1,184)      (763)    (2,590)     1,546       191     1,062      1,784      2,751
(Loss) earnings
 per common
 share(1)            (0.13)    ( 0.08)     (0.28)      0.17      0.02      0.12       0.20       0.29

BALANCE SHEET
 DATA (AT END OF
 PERIOD):

Working capital   $ 54,467   $ 44,514   $ 40,965   $ 40,956  $ 35,764  $ 35,489   $ 63,120   $ 58,148
Long-term debt      74,213     65,603     64,202     63,319    49,782    49,255     75,485     74,681
Total debt         123,083    111,096    101,286     98,310   105,712    96,623     95,649    106,849
_________________________


(1)	Earnings (loss) per common share calculations for each of
the quarters is based on the weighted average number of shares of Common Stock and Class A Stock outstanding for each period.

b.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The following information contained on the respective pages indicated below in the Company's 1996 Annual Report to Stockholders is incorporated herein by reference:

    Report of Independent Accountants                               Page 17

    Consolidated Balance Sheets at December 31, 1996 and 1995       Pages 18
                                                                     and 19

    Consolidated Statements of Operations for the Years Ended
      December 31, 1996, 1995 and 1994                              Page 20

    Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1996, 1995 and 1994                  Page 20

    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1996, 1995 and 1994                              Page 21

    Notes to Consolidated Financial Statements                      Pages 22
                                                                     through 32

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no disagreements on any matters of accounting principles or financial statement disclosure with the Company's independent accountants during 1996, 1995 or 1994.


                                 PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The Sections entitled "Nominees for Election by The Holders of Common Stock," "Nominees for Election by The Holders of Class A
Stock" and "Other Matters" of the Company's Proxy Statement for the 1997 Annual Meeting are incorporated herein by reference. The Section entitled "Executive Officers of the Registrant" appearing immediately after Part I of this Report is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

	The Sections entitled "Executive Compensation," "Committees and Meetings of the Board of Directors" and "Compensation Committee
Interlocks and Insider Participation" of the Company's Proxy
Statement for the 1997 Annual Meeting are incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The Section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the 1997 Annual Meeting is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The Sections entitled "Executive Compensation," "Committees and Meetings of the Board of Directors," "Compensation Committee
Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the 1997 Annual Meeting are incorporated herein by reference.


                                 PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1)   FINANCIAL STATEMENTS

	The following financial statements of John B. Sanfilippo & Son, Inc., included in the Annual Report to Stockholders for the year ended December 31, 1996, are incorporated by reference in Part II,
Item 8 of this Report:

	Report of Independent Accountants
	Consolidated Balance Sheets at December 31, 1996 and 1995 Consolidated Statements of Operations for the Years Ended
          December 31, 1996, 1995 and 1994
	Consolidated Statements of Stockholders' Equity for the Years
          Ended December 31, 1996, 1995 and 1994
	Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996, 1995 and 1994
	Notes to Consolidated Financial Statements

        (2)  FINANCIAL STATEMENT SCHEDULES

	The following information included in this Report is filed as a part hereof:

	Report of Independent Accountants on Financial Statement
          Schedule (included at page 17, which follows the signature page)
	Schedule II -- Valuation and Qualifying Accounts and Reserves (included at page 24, which follows the signature page)

	All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

        (3)  EXHIBITS

	The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the signature page and immediately precedes the exhibits filed.

        (b)     REPORTS ON FORM 8-K

	On December 10, 1996, the Company field a Current Report on Form 8-K, dated December 10, 1996, with the Securities and Exchange Commission. The Current Report dated December 10, 1996, reported pursuant to Item 5 thereof that the date for which the Company was required to grant security interests in and liens on substantially all of the Company's assets was extended to December 20, 1996 from November 27, 1996.


        (c)     EXHIBITS

		See Item 14(a)(3) above.

        (d)     FINANCIAL STATEMENT SCHEDULES

		See Item 14(a)(2) above.


This report contains the following trademarks of the Company, some of which are registered: Evon's, Fisher, Flavor Tree, Sunshine Country and Texas Pride. Any other product or brand names are trademarks or registered trademarks of their respective companies.


                                SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 31, 1997                  JOHN B. SANFILIPPO & SON, INC.

                                  By:  /s/ Jasper B. Sanfilippo
                                       ------------------------
                                       Jasper B. Sanfilippo
                                       Chairman of the Board
                                       and Chief Executive Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name                          Title                                  Date
-------------------------------------------------------------------------------
/s/ Jasper B. Sanfilippo      Chairman of the Board and          March 31, 1997
------------------------        Chief Executive
Jasper B. Sanfilippo            Officer and Director
                                (Principal Executive Officer)


/s/ Gary P. Jensen            Executive Vice President,          March 31, 1997
------------------              Finance and Chief Financial
Gary P. Jensen                  Officer (Principal Financial
                                Officer)


/s/ William R. Pokrajac       Controller (Principal Accounting   March 31, 1997
-----------------------         Officer)
William R. Pokrajac


/s/ Mathias A. Valentine      Director                           March 31, 1997
------------------------
Mathias A. Valentine


/s/ William D. Fischer        Director                           March 31, 1997
----------------------
William D. Fischer


/s/ John W.A. Buyers          Director                           March 31, 1997
--------------------
John W.A. Buyers


/s/ John C. Taylor            Director                           March 31, 1997
------------------
John C. Taylor


/s/ J. William Petty          Director                           March 31, 1997
--------------------
J. William Petty


                        Report of Independent Accountants on
                           Financial Statement Schedule






To the Board of Directors
of John B. Sanfilippo & Son, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 13, 1997 appearing on page 17 of the 1996 Annual Report to Stockholders of John B. Sanfilippo & Son, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP


Chicago, Illinois
February 13, 1997


                        JOHN B. SANFILIPPO & SON, INC.
                                SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             For the Years Ended December 31, 1996, 1995 and 1994
                           (Dollars in thousands)

                                                          Balance at
                      Balance at                            End of
Description           Beginning    Additions   Deductions   Period
----------------------------------------------------------------------

1996
----
Allowance for
 doubtful accounts     $ 434         $ 443     $ (201)     $ 676

1995
----
Allowance for
 doubtful accounts     $ 407         $ 195     $ (168)     $ 434

1994
----
Allowance for
 doubtful accounts     $ 377         $ 309     $ (279)     $ 407




                        JOHN B. SANFILIPPO & SON, INC.

                                EXHIBIT INDEX
                  (Pursuant to Item 601 of Regulation S-K)



Exhibit                                                                 Total
Number                  Description                                     Pages
-----------------------------------------------------------------------------

1       None

2       None

3.1     Restated Certificate of Incorporation of Registrant(2)

3.2     Certificate of Correction to Restated Certificate(2)

3.3     Bylaws of Registrant(1)

4.1     Specimen Common Stock Certificate(3)

4.2     Specimen Class A Common Stock Certificate(3)

4.3 Amended and Restated Note Purchase and Private Shelf Agreement by and between the Registrant and The Prudential Insurance Company of America ("Prudential") dated as of October 19, 1993 (the "Long-Term Financing Facility)(8)

4.4 7.87% Series A Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.5 8.22% Series B Senior Note dated September 29, 1992 in the original principal amount of $6.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.6	8.22% Series C Senior Note dated September 29, 1992 in the
        original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.7	8.33% Series D Senior Note dated January 15, 1993 in the
        original principal amount of $3.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(6)

4.8	6.49% Series E Senior Note dated September 15, 1993 in the
        original principal amount of $8.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(9)

4.9	8.31% Series F Senior Note dated June 23, 1994 in the
        original principal amount of $8.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(11)

4.10	8.31% Series F Senior Note dated June 23, 1994 in the
        original principal amount of $2.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(11)

4.11	Amended and Restated Guaranty Agreement dated as of
        October 19, 1993 by Sunshine in favor of Prudential(8)

4.12	First Amendment to the Long-Term Financing Facility dated
        as of August 31, 1994 by and between Prudential, Sunshine Nut Co., Inc. ("Sunshine") and the Registrant(12)

4.13	Second Amendment to the Long-Term Financing Facility dated
        as of September 12, 1995 by and among Prudential, Sunshine and the Registrant(17)

4.14	Third Amendment to the Long-Term Financing Facility dated
        as of February 20, 1996 by and between Prudential, Sunshine and the Registrant (20)

4.15	Second Amendment and Restated Note Agreement dated January
        24, 1997 to the Long Term Financing Facility by and among
        Prudential, Sunshine, and the Registrant (22)

4.16	$1.8 million Promissory Note dated March 31, 1989
        evidencing a loan by Cohen Financial Corporation to LaSalle National Bank ("LNB"), as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(14)

4.17	Modification Agreement dated as of September 29, 1992 by
        and among LaSalle National Trust, N.A. ("LaSalle Trust"), a national banking association, not personally but as Successor Trustee to LNB under Trust Agreement dated March 17, 1989 known as Trust Number 114243; the Registrant; Jasper B. Sanfilippo and Mathias A. Valentine; and Mutual Trust Life Insurance Company(5)

4.18	Note Purchase Agreement dated as of August 30, 1995
        between the Registrant and Teachers Insurance and Annuity
        Association of America ("Teachers")(17)

4.19	8.30% Senior Note due 2005 in the original principal
        amount of $10.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(17)

4.20	9.38% Senior Subordinated Note due 2005 in the original
        principal amount of $15.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(17)

4.21	Guaranty Agreement dated as of August 30, 1995 by Sunshine
        in favor of Teachers (Senior Notes)(17)

4.22	Guaranty Agreement dated as of August 30, 1995 by Sunshine
        in favor of Teachers (Senior Subordinated Notes)(17)

4.23	Amendment, Consent and Waiver, dated as of March 27,
        1996, by and among Teachers, Sunshine and the Registrant(20)

4.24	Amendment No. 2 to Note Purchase Agreement dated as of
        January 24, 1997 by and among Teachers, Sunshine and the Registrant(22)

 5-9	None

10.1	Certain documents relating to $8.0 million Decatur County-
        Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

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

10.17	Secured Promissory Note in the amount of $6,223,321.81
        dated September 29, 1992 executed by Arthur/Busse Limited
        Partnership in favor of the Registrant(5)

10.18	Tax Indemnification Agreement between Registrant and
        certain Stockholders of Registrant prior to its initial public offering(2)

*10.19	Indemnification Agreement between Registrant and certain
        Stockholders of Registrant prior to its initial public offering(2)

*10.20	The Registrant's 1991 Stock Option Plan(1)

*10.21	First Amendment to the Registrant's 1991 Stock Option
        Plan(4)

*10.22	John B. Sanfilippo & Son, Inc. Split-Dollar Insurance
        Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, and Collateral Assignment from John E. Sanfilippo as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, as assignor, to Registrant, as assignee(7)

*10.23	John B. Sanfilippo & Son, Inc. Split-Dollar Insurance
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

10.25	Credit Agreement among the Registrant, American National
        Bank and Trust Company of Chicago ("ANB") as agent, LNB, National City Bank ("NCB") and ANB, dated as of October 19, 1993(8)

10.26	Guaranty Agreement dated as of October 19, 1993 by
        Sunshine in favor of ANB, as agent on behalf of LNB, NCB and ANB(8)

10.27	Amendment to Amended and Restated Reimbursement Agreement
        dated as of October 19, 1993 by and among the Registrant, LNB and ANB(8)

10.28	Amendment No. 1 to Bank Credit Facility entered into as of
        August 31, 1994 by and among the Registrant, ANB, LNB and NCB(12)

10.29	Amendment No. 2 to Bank Credit Facility entered into as of
        September 1, 1994 by and among the Registrant, ANB, LNB and NCB(12)

10.30	Amendment No. 3 to Bank Credit Facility dated as of
        September 13, 1995 by and among the Registrant, ANB, LNB and
        NCB.(17)

10.31	Memorandum of Agreement dated February 24, 1994, between
        the Registrant and The Fisher Nut Company ("Fisher")(13)

10.32	Asset Purchase and Sales Agreement, dated as of October
        10, 1995, by and among The Procter & Gamble Company, ("P&G"). The Procter & Gamble Distribution Company ("P&GDC"), Fisher and the Registrant(19)

10.33	Inventory Purchase Agreement, dated as of October 10,
        1995, by and among P&G, P&GDC, Fisher and the Registrant(19)

10.34	Equipment Purchase Agreement, dated as of October 10,
        1995, by and among Fisher and the Registrant(19)

10.35 Lease Agreement, dated as of December 10, 1993, by and between LaSalle Trust and the Registrant for the premises at 3001 Malmo Drive, Arlington Heights, Illinois(16)

*10.36	Certain documents relating to Reverse Split-Dollar
        Insurance Agreement between Sunshine and John Charles Taylor dated November 24, 1987(14)

10.37	Outsource Agreement between the Registrant and Preferred
        Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT REQUESTED](14)

10.38	Letter Agreement between the Registrant and Preferred
        Products, Inc., dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT
        REQUESTED](14)

*10.39	The Registrant's 1995 Equity Incentive Plan(15)

10.40	Merger Agreement dated May 31, 1995, among the Registrant,
        Quantz Acquisition Co., Inc. James B. Quantz, the National Bank of South Carolina, as Trustee of the James Bland Quantz Irrevocable Trust dated May 6, 1980, and Machine Design Incorporated
        [CONFIDENTIAL TREATMENT REQUESTED](16)

10.41	Promissory Note (the "ILIC Promissory Note") in the
        original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(18)

10.42	First Mortgage and Security Agreement (the "ILIC"
        Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois (18)

10.43	Assignment of Rents, Leases, Income and Profits dated
        September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(18)

10.44	Environmental Risk Agreement dated September 27, 1995,
        executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(18)

10.45	Credit Agreement among the Registrant, Bank of America
        Illinois ("BAI") as agent, NCB, The Northern Trust Company ("NTC") and BAI, dated as of March 27, 1996(20)

10.46	Reimbursement Agreement between the Registrant and BAI,
        dated as of March 27, 1996(20)

10.47	Guaranty Agreement dated as March 27, 1996 by Sunshine in
        favor of BAI as agent on behalf of NCB, NTC and BAI(20)

10.48	Amendment No. 1 and Waiver to Credit Agreement dated as of
        August 1, 1996 by and among the Registrant, BAI, NCB and NTC(21)

10.49	Amendment No. 2 and Waiver to Credit Agreement dated as of
        October 30, 1996 by and among the Registrant, BAI, NCB and NTC(21)

10.50	Amendment No. 3 to Credit Agreement dated as of January
        24, 1997 by and among the Registrant, BAI, NCB, and NTC(22)

*10.51	Employment Agreement by and between Sunshine and John C.
        Taylor dated June 17, 1992                                           8

*10.52	Employment Agreement by and between Sunshine and Steven G.
        Taylor dated June 17, 1992                                           8

 11-12	None

13      1996 Annual Report to Stockholders                                   33

14-20	None

21      Subsidiaries of the Registrant                                       1

22	None

23      Consent of Price Waterhouse LLP                                      1

24-26	None

27	Financial Data Schedule

28-98	None

99.1	Recast 1991 Statements of Operations and Balance Sheets(3)




(1)	Incorporated by reference to the Registrant's
Registration Statement on Form S-1, Registration No. 33-
43353, as filed with the Commission on October 15, 1991
(Commission File No. 0-19681).

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

(5)	Incorporated by reference to the Registrant's Current
Report on Form 8-K dated September 29, 1992 (Commission
File No. 0-19681).

(6)	Incorporated by reference to the Registrant's Current
Report on Form 8-K dated January 15, 1993 (Commission
File No. 0-19681).

(7)	Incorporated by reference to the Registrant's
Registration Statement on Form S-1, Registration No. 33-
59366, as filed with the Commission on March 11, 1993
(Commission File No. 0-19681).

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

(21)	Incorporated by reference to the Registrant's
Current Report on Form 8-K dated January 24, 1997
(Commission file No. 0-19681).



*	Indicates a management contract or compensatory plan or
arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).




John B. Sanfilippo & Son, Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-K. The charge for furnishing copies of the exhibits is $.25 per page, plus postage.