Form 10-Q
period 1997-03-27
SANFILIPPO JOHN B & SON INC
filed 1997-05-12
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ________________________________

                                  FORM 10-Q

(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

	For the quarterly period ended March 27, 1997

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

      Yes       X                                     No __________

		As of May 12, 1997, 5,460,240 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares and 3,687,426 shares of the Registrant's Class A Common
Stock, $.01 par value per share, were outstanding.




                        JOHN B. SANFILIPPO & SON, INC.

                             INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                PAGE NO.

ITEM 1 --       Consolidated Financial Statements:
Consolidated Statements of Operations for
the quarters ended March 27, 1997 and March 28, 1996             3

Consolidated Balance Sheets as of March 27, 1997
and December 31, 1996                                            4

Consolidated Statements of Cash Flows for the
quarters ended March 27, 1997 and March 28, 1996                 5

Notes to Consolidated Financial Statements                       6

ITEM 2 --       Management's Discussion and Analysis of
Financial Condition and Results of Operations                    9

PART II.  OTHER INFORMATION

ITEM 2 --       Changes in Securities                           15

ITEM 5 --       Other Information                               15

ITEM 6 --       Exhibits and Reports on Form 8-K                15

SIGNATURES                                                      22

OMITTED FINANCIAL STATEMENTS

None




                       PART I.  FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       JOHN B. SANFILIPPO & SON, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
              (Dollars in thousands, except earnings per share)


                                        March 27,     March 28,
                                          1997          1996
                                        ----------    ----------

Net sales                                $ 58,525      $ 53,059
Cost of sales                              48,962        44,883
                                         --------      --------
Gross profit                                9,563         8,176
                                         --------      --------
Selling expenses                            5,448         4,750
Administrative expenses                     2,493         2,892
                                         --------      --------
                                            7,941         7,642
                                         --------      --------
Income from operations                      1,622           534
                                         --------      --------
Other income (expense):
        Interest expense                   (2,019)       (2,555)
        Interest income                         6            13
 Rental income                                115            78
                                         --------      --------
                                           (1,898)       (2,464)
                                         --------      --------
Income (loss) before income taxes            (276)       (1,930)
Income tax (expense) benefit		       84 	    746
                                         --------      --------

Net income (loss)                        $   (192)     $ (1,184)
                                         ========      ========
Earnings (loss) per common share         $  (0.02)     $  (0.13)
                                         ========      ========


The accompanying notes are an integral part of these financial statements.


                        JOHN B. SANFILIPPO & SON, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                        March 27,
                                          1997         December 31,
                                       (Unaudited)         1996
                                       -----------     ------------
ASSETS

CURRENT ASSETS:
        Cash                            $     340       $      602
        Accounts receivable, net           20,896           27,386
        Inventories                        79,254           77,105
        Deferred income taxes               1,056            1,056
        Income taxes receivable             2,238            2,209
	Prepaid expenses and other
         current assets                     1,838              824
                                        ---------        ---------
TOTAL CURRENT ASSETS                      105,622          109,182
                                        ---------        ---------

PROPERTIES:
        Buildings                          55,200           55,259
        Machinery and equipment            65,043           64,353
	Furniture and leasehold
         improvements                       4,950            4,940
        Vehicles                            4,145            4,057
                                        ---------        ---------
                                          129,338          128,609
        Less:  Accumulated depreciation    51,817           50,000
                                        ---------        ---------
                                           77,521           78,609
        Land                                1,892            1,945
                                        ---------        ---------
                                           79,413           80,554
                                        ---------        ---------
OTHER ASSETS:
        Goodwill and other intangibles      8,900            9,128
        Miscellaneous                       6,947            6,488
                                        ---------        ---------
                                           15,847           15,616
                                        ---------        ---------
                                        $ 200,882        $ 205,352
                                        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Notes payable                   $  36,227        $  22,294
        Current maturities                 12,723           12,697
        Accounts payable                    8,577           23,843
        Accrued expenses                    7,699            9,392
                                        ---------        ---------
TOTAL CURRENT LIABILITIES                  65,226           68,226
                                        ---------        ---------
LONG-TERM DEBT                             62,041           63,319
                                        ---------        ---------
LONG-TERM DEFERRED INCOME TAXES             1,187            1,187
                                        ---------        ---------
STOCKHOLDERS' EQUITY
        Preferred Stock                       ---              ---
        Class A Common Stock                   37               37
        Common Stock                           56               56
        Capital in excess of par value     57,191           57,191
        Retained earnings                  16,348           16,540
        Treasury stock                     (1,204)          (1,204)
                                        ---------        ---------
                                           72,428           72,620
                                        ---------        ---------
                                        $ 200,882        $ 205,352
                                        =========        =========

The accompanying notes are an integral part of these financial statements.




                         JOHN B. SANFILIPPO & SON, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in thousands)


                                            March 27,     March 28,
                                              1997          1996
                                            ---------     ---------
Cash flows from operating activities:
  Net income (loss)                         $    (192)    $  (1,184)
  Adjustments:
    Depreciation and amortization               2,151         2,012
    Gain on disposition of properties             ---           ---
    Change in current assets and current
     liabilities:
      Accounts receivable, net                  6,490         9,092
      Inventories                              (2,149)       (2,633)
      Prepaid expenses and other
       current assets                          (1,014)         (390)
      Accounts payable                        (15,266)      (15,572)
      Accrued expenses                         (1,693)       (1,684)
      Income taxes payable/receivable             (29)       (1,752)
                                            ---------     ---------
  Net cash provided by (used in) operating
   activities                                 (11,702)      (12,111)
                                            ---------     ---------
Cash flows from investing activities:
  Acquisition of properties                      (837)       (2,804)
  Proceeds from disposition of properties         ---            10
  Stockholder note receivable                     ---           354
  Other                                          (268)            5
                                            ---------     ---------
Net cash provided by (used in)
 investing activities                          (1,105)       (2,435)
                                            ---------     ---------

Cash flows from financing activities:
  Borrowings on notes payable                  27,693        29,449
  Repayments on notes payable                 (13,760)      (13,187)
  Principal payments on long-term debt         (1,388)       (1,280)
                                            ---------     ---------
Net cash provided by (used in)
 financing activities                          12,545        14,982
                                            ---------     ---------

Net increase (decrease) in cash                  (262)          436
Cash:
        Beginning of period                       602           408
                                            ---------     ---------
        End of period                       $     340     $     844
                                            =========     =========
Supplemental disclosures:
        Interest paid                       $   2,477     $   2,942
        Taxes paid                                 50         1,046
Supplemental disclosure of noncash
 investing and financing activities:
    Acquisition of Fisher Nut properties
     payable pursuant to a promissory note        ---         1,250
    Capital lease obligation incurred             136           ---



The accompanying notes are an integral part of these financial statements.







                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)



NOTE 1 - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:



                                   March 27,        December 31,
                                     1997              1996
                                   ---------        ------------

 Raw material and supplies          $ 43,802         $ 48,213
 Work-in-process and finished goods   35,452           28,892
                                    --------         --------
                                    $ 79,254         $ 77,105
                                    ========         ========

NOTE 2 - STOCK OPTION PLANS

As permitted, John B. Sanfilippo & Son, Inc. (The "Company" or "JBSS") applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans with the alternative method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the effect on the Company's net income (loss) for the period ended March 27, 1997 would not have been significant.

Options to purchase Common Stock granted under the Company's 1991 Stock Option Plan are exercisable 25% annually commencing on the first anniversary of the date of grant and become fully exercisable on the fourth anniversary of the date of grant. Effective February 28, 1995, the Board of Directors terminated early the 1991 Stock Option Plan. The termination of the 1991 Stock Option Plan did not, however, affect options granted under the 1991 Stock Option Plan which remained outstanding as of the effective date of such termination. Accordingly, the unexercised options outstanding under the 1991 Stock Option Plan at March 27, 1997 will continue to be governed by the terms of the 1991 Stock Option Plan.




The following is a summary of activity under the 1991 Stock
Option Plan:



                                                      Weighted- Average
                                    Number of Shares   Exercise Price
                                    ----------------  -----------------

Outstanding at December 31, 1996        266,700             $12.43
Cancelled                               (37,000)            $13.39
                                        -------

Outstanding at March 27, 1997           229,000             $12.30
                                        =======

Options exercisable at March 27, 1997   199,900             $12.67
                                        =======


Exercise prices for options outstanding as of March 27, 1997 ranged from $6.00 to $16.50. The weighted-average remaining contractual life of those options is 5.4 years. The options outstanding at March 27, 1997 may be segregated into two ranges, as shown in the following:

                                    Option Price Per      Option Price Per
                                       Share Range          Share Range
                                     $6.00 - $6.60        $12.00 - $16.50
                                    -----------------     -----------------

Number of options                        30,650                198,350
Weighted-average exercise price           $6.07                 $13.21
Weighted-average remaining life (years)    7.2                    4.7
Number of options exercisable            15,325                184,575
Weighted-average exercise price for
  price for exercisable options           $6.07                 $13.21


Options to purchase Common Stock granted under the Company's 1995 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary of the date of grant and become fully exercisable on the fourth anniversary of the date of grant. On March 7, 1997, the Company's Board of Directors granted a stock option to purchase 1,500 shares of Common Stock at an exercise price of $6.00 per share, the closing price of the Common Stock on March 7, 1997.


The following is a summary of activity under the 1995 Equity
Incentive Plan:


                                                              Weighted-Average
                                        Number of Shares       Exercise Price
                                        ----------------      ----------------
Outstanding at December 31, 1996             88,500                 $9.28
Granted                                       1,500                 $6.00
Cancelled                                      (800)                $9.38
                                             ------
Outstanding at March 27, 1997                89,200                 $9.23
                                             ------
Options exercisable at March 27, 1997        20,675                 $9.46
                                             ======

Exercise prices for options outstanding as of March 27, 1997 ranged from $5.25 to $10.50. The weighted-average remaining contractual life of those options is 8.1 years. The options outstanding at March 27, 1997 may be segregated into two ranges, as is shown in the following:

                                     Option Price Per        Option Price Per
                                        Share Range             Share Range
                                       $5.25 - $6.75          $8.25 - $10.50
                                    ------------------       -----------------

Number of options                          6,500                   82,700
Weighted-average exercise price            $6.29                    $9.46
Weighted-average remaining life (years)     9.3                      8.1
Number of options exercisable               ---                    20,675
Weighted-average exercise price for
  price for exercisable options             ---                     $9.46


NOTE 3 - EARNINGS PER COMMON SHARE

Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. Common stock equivalents (stock options) had an immaterial effect on earnings per share for the first quarter of 1997 and 1996 and, accordingly, have not been included in the weighted average shares outstanding. Fully diluted earnings per common share, which include the effect of conversion of common stock equivalents for the first quarter of 1997 and 1996 are not materially different from the earnings per share presented. The weighted average number of shares aggregated 9,147,666 for the first quarter of 1997 and 1996.

NOTE 4 - MANAGEMENT'S STATEMENT

The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The data presented on the balance sheet for the year ended December 31, 1996 were derived from audited financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2


GENERAL

The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the first and fourth quarters of each year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At March 27, 1997, the Company's inventories totalled approximately $79.3 million compared to approximately $77.1 million at December 31, 1996, and approximately $96.4 million at of the end of the first quarter of 1996. The significant decrease in inventories at March 27, 1997 when compared to March 28, 1996 is primarily due to (i) reductions in the cost of pecans and (ii) an abnormally high level of pecan inventory at March 28, 1996 as a result of the Company beginning operations at its new pecan shelling facility in the first quarter of 1996. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

The Company's net sales to industrial customers increased both in amount and as a percentage of the Company's total net sales for the period from 1992 to 1996 due primarily to a combination of the Company's acquisition of Sunshine Nut Co., Inc. ("Sunshine"), which sells a greater portion of its products to industrial customers than JBS, and an overall increase in unit volume. In addition, the increase in the Company's processing and shelling capacity created by the Garysburg, North Carolina facility, the Selma, Texas facility and the Gustine, California facility has contributed to the increase in sales to industrial customers (which are generally made at lower margins than sales to other customers) both in amount and as a percentage of the Company's total net sales and could result in further such increases. See "Factors That May Affect Future Results -- Sales to Industrial Customers".


RESULTS OF OPERATIONS

NET SALES. Net sales increased from approximately $53.1 million in the first quarter of 1996 to approximately $58.5 million in the first quarter of 1997, an increase of approximately $5.5 million or 10.3%. The increase in net sales was due primarily to increased unit volume sales to the Company's retail and food service customers. The increase in net sales to food service customers was due primarily to additional unit volume sales to airline customers. Net sales to the Company's industrial customers declined slightly in the first quarter of 1997 compared to the first quarter of 1996.

GROSS PROFIT. Gross profit margin increased from 15.4% in the first quarter of 1996 to 16.3% in the first quarter of 1997.
This increase was due primarily to (i) increases in net sales as a percentage of total sales to retail customers, which generally carry higher margins than sales to the Company's other customers, and (ii) the 1996 first quarter gross profit margin being negatively affected by declines in the market price for processed pecan meats.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales decreased from 14.4% in the first quarter of 1996 to 13.6% in the first quarter of 1997. Selling expenses as a percentage of net sales increased from 9.0% in the first quarter of 1996 to 9.3% in the first quarter of 1997. This slight increase was due primarily to higher promotional allowances in the first quarter of 1997. Administrative expenses as a percentage of net sales decreased from 5.5% in the first quarter of 1996 to 4.3% in the first quarter of 1997. This decrease was due primarily to lower staffing costs due to certain restructurings which were implemented after the first quarter of 1996 .

INCOME FROM OPERATIONS. Due to the factors discussed above, income from operations increased from approximately $0.5 million, or 1.0% of net sales, in the first quarter of 1996 to approximately $1.6 million, or 2.8% of net sales, in the first quarter of 1997.

INTEREST EXPENSE. Interest expense decreased from approximately $2.6 million in the first quarter of 1996 to approximately $2.0 million in the first quarter of 1997. This decrease was due primarily to a lower average level of borrowings during the first quarter of 1997 compared to the first quarter of 1996 due to improved operating results and reduced fixed asset expenditures.


INCOME TAXES. The Company recorded an income tax benefit of approximately $0.1 million, or 30.4% of the loss before income taxes, in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1996, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing"). On January 24, 1997, the Company granted perfected security interests in, and liens on, substantially all of the Company's assets to secure the Company's obligations under the Bank Credit Facility, the Long-Term Financing Facility and the Additional Long-Term Financing.

Net cash used in operating activities was approximately $11.7 million in the first quarter of 1997 compared to approximately $12.1 million in the first quarter of 1996. The largest component of net cash used in operating activities in the first quarter of 1997 was a decrease of approximately $15.3 million in accounts payable. The largest component of net cash used in investing activities in the first quarter of 1997 was approximately $0.8 million in capital expenditures. During the first quarter of 1997, the Company repaid approximately $1.4 million of long-term debt, compared to approximately $1.3 million in the first quarter of 1996.

The Bank Credit Facility is comprised of (i) a working capital revolving loan which (as described below, depending on the time of year) provides for working capital financing of up to approximately $51.7 million, in the aggregate, and matures on March 27, 1998, and (ii) an $8.3 million letter of credit (the "IDB Letter of Credit") to secure the industrial development bonds described below which matures on June 1, 1997. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 7.10% at March 27, 1997) determined pursuant to a formula based on the agent bank's quoted rate, the Federal Funds Rate and the Eurodollar Interbank rate. The aggregate amount outstanding under the Bank Credit Facility, as amended, is limited to specified amounts which vary, because of the seasonal nature of the Company's business, from $60.0 million during January through March, to $50.0 million during April through May, to $40.0 million during June through September, and to $50.0 million during October through December.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of March 27, 1997, there was approximately $28.4 million outstanding under the Long-Term Financing Facility.

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

On January 24, 1997, the Company granted (a) a first priority perfected security interest in, and lien on, substantially all the Company's assets to secure the Company's obligations under the Bank Credit Facility, the Long-Term Financing Facility and the senior portion of the Additional Long-Term Financing and (b) a junior security interest in the Company's assets to secure the obligations under the subordinated portion of the Additional Long-Term Financing.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things,
(i) require the Company to maintain specified financial ratios,
(ii) limit the amount of the Company's capital expenditures in 1997 to $7.2 million and $10.0 million thereafter, and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Bank Credit Facility and the Long-Term Financing Facility limit the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility and the Long-Term Financing Facility prohibit the Company from spending more than $1.0 million to redeem shares of capital stock.

The Company has $8.0 million in aggregate principal amount of industrial development bonds outstanding which was used to finance the acquisition, construction and equipping of the Company's Bainbridge, Georgia facility. The bonds bear interest payable semi-annually at 6% through May 1997 and at a market rate to be determined thereafter. On June 1, 1997, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be re-marketed by the underwriter of the bonds on a "best efforts" basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds;
(iii) proceeds from a drawing under the IDB Letter of Credit; or
(iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $170,000 to $780,000, beginning in 1998 and continuing through 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

As of March 27, 1997, the Company had approximately $18.0 million of available credit under the Bank Credit Facility. The Company currently expects to incur up to a total of approximately $7.2 million in capital expenditures in 1997, of which an aggregate of approximately $0.8 million were incurred during the first quarter of 1997 for certain machinery and equipment. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future. See "Factors That May Affect Future Results - Growth Initiatives".


FACTORS THAT MAY AFFECT FUTURE RESULTS

        (a) GROWTH INITIATIVES

Over the past four years, the Company has substantially increased its shelling, processing and manufacturing capacity by a combination of strategic acquisitions and improvements and expansions of its facilities. The Company has increased its borrowings to finance these acquisitions, improvements and expansions, as well as its increased costs of operations and increased investments in inventory related to the resulting increased production capacity. Underutilization of its increased production capacity has had a negative impact on the Company's gross profit and gross profit margin. Until such time as the Company is able to more fully utilize its increased production capacity through further increases in its sales volume, the Company's results of operations may continue to be adversely affected. Furthermore, although the Company believes that cash flow from operations and funds available under its credit facilities (assuming the Company maintains compliance with its covenants under its financing arrangements) will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures for 1997, there can be no assurance that such cash flow and credit availability will be sufficient to meet future capital requirements or that the Company will remain in compliance with such covenants. See "Liquidity and Capital Resources". The Company strives to update and improve its management information systems to ensure their adequacy. Although the Company believes that its management information systems currently provide the Company with the information necessary to manage its business, there can be no assurance that the Company's management information systems will meet the Company's future requirements.


        (b)  AVAILABILITY OF RAW MATERIALS AND MARKET PRICE
FLUCTUATIONS

The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans, other nuts, dried fruit and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather condition and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the United States Department of Agriculture or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. Shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts, dried fruit or chocolate may affect the value of the Company's inventory and the Company's profitability. For example, during the third quarter of 1996 the Company was required to record a $2.6 million charge against its earnings to reflect the impact of a lower cost or market adjustment of its pecan inventory. The Company has a significant inventory of nuts, dried fruit and chocolate that would be adversely affected by any decrease in the market price of such raw materials. See "General".


         (c)  COMPETITIVE ENVIRONMENT

The Company operates in a highly competitive environment. The Company's principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than JBSS, such as Planters Livesavers Company (a subsidiary of RJR Nabisco, Inc.). JBSS also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs.

        (d)  SALES TO INDUSTRIAL CUSTOMERS

The increase in the Company's processing and shelling capacity created by its facility construction and expansion programs over the past four years and increased sales by Sunshine may result in further increases in net sales to industrial customers, both in amount and as a percentage of the Company's total sales. Because sales to industrial customers are generally made at lower margins than sales to other customers, increases in such sales may adversely affect the Company's profit margins.


        (e)  FIXED PRICE COMMITMENTS

From time to time, the Company enters into fixed price commitments with its customers. However, such commitments typically represent 10% or less of the Company's annual net sales and are normally entered into after the Company cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The Company will continue to enter into fixed price commitments in respect to certain of its nut products prior to fixing its acquisition cost when, in management's judgment, market or crop harvest conditions so warrant. To the extent the Company does so, these fixed price commitments may result in losses. Historically, however, such losses have generally been offset by gains on other fixed price commitments.
 However, there can be no assurance that losses from fixed price commitments may not have a material adverse effect on the Company's results of operations.


        (f)  FEDERAL REGULATION OF PEANUT PRICES, QUOTAS AND POUNDAGE
ALLOTMENTS

Approximately 50% of the total pounds of products processed by the Company during 1996, 1995, and 1994 were peanuts, peanut butter and other products containing peanuts. The Company purchases a majority of its peanut requirement directly from growers and obtains its remaining requirements from other shellers. The supply of peanuts is subject to federal regulations which restrict peanut imports and the tonnage of peanuts farmers may market domestically. These regulations create market conditions which may not be indicative of conditions that would prevail if the federal program were eliminated. The 1996 Farm Bill extended the federal support and subsidy programs for peanuts for seven years. The federal price support for peanuts is $610 per ton.

The North American Free Trade Agreement ("NAFTA"), effective January 1, 1994, committed the United States, Mexico and Canada to the elimination of quantitative restrictions and tariffs on the cross-boarder movement of industrial and agricultural products. Under NAFTA, United States import restrictions on Mexican shelled and inshell peanuts are replaced by a tariff rate quota, initially set at 3,337 tons, which will grow by a 3% compound rate over a 15-year transition period. In-quota shipments enter the U.S. duty-free, while above-quota imports from Mexico face tariff rates equivalent to approximately 120% on shelled and 185% on inshell peanuts. The tariff rates are being phased out at a rate of 15% per year in each of the years 1994 through 1999, with the remaining tariff rate to be phased out in equal installments over the years 2000 through 2008.

The Uruguay Round Agreement of the General Agreement on Trade and Tariffs ("GATT") took effect on July 1, 1995. Under GATT, the United States must allow peanut imports to grow to 5% of domestic consumption within six years. Import quotas on peanuts have been replaced by high ad valorem tariffs, which must be reduced 15% annually. The United States may limit imports of peanut butter, but must establish a tariff rate quota for peanut butter imports based on 1993 import levels. Peanut butter imports above the quota will be subject to an over-quota ad valorem tariff, which will be reduced by 15% annually.

Although NAFTA and GATT do not directly affect the federal peanut program, the federal government may, in future legislative initiatives, reconsider the federal peanut program in light of these agreements. The Company does not believe that NAFTA and GATT have had a material impact on the Company's business or will have a material impact on the Company's business in the near term.

Changes in the federal peanut program could significantly affect the supply of, and price for, peanuts. While JBSS has successfully operated in a market shaped by the federal peanut program for many years, JBSS believes that it could adapt to a market without federal regulations. However, JBSS has no experience in operating in such a peanut market, and no assurances can be given that the elimination or modification of the federal peanut program would not adversely affect JBSS's business. Future changes in import quota limitations or the quota support price for peanuts at a time when the Company is maintaining a significant inventory of peanuts or has significant outstanding purchase commitments could adversely affect the Company's business by lowering the market value of the peanuts in its inventory or the peanuts which it is committed to buy. While the Company believes that its ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited either to shelling or processing, no assurances can be given that future changes in, or the elimination of, the federal peanut program or import quotas will not adversely affect the Company's business.



                    PART II.  OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES

As described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and
Capital Resources" under Part I of this report, there are restrictive covenants under the Company's financing facilities which limit the payment of dividends.

ITEM 5 - OTHER INFORMATION

The Company's 1997 Annual Meeting of Stockholders was held on April 30, 1997 for the purpose of (i) electing directors, and
(ii) ratifying the action of the Company's Board of Directors in appointing Price Waterhouse LLP as independent certified public accountants for 1997. The meeting proceeded and (i) the holders of the Company's Class A Common Stock elected Jasper B. Sanfilippo, Mathias A. Valentine, Michael J. Valentine, John C. Taylor, and J. William Petty to serve on the Company's Board of Directors by a unanimous vote of 3,687,426 votes cast for, representing 100% of the then outstanding shares of Class A Common Stock, (ii) the holders of the Company's Common Stock elected William D. Fischer to serve on the Company's Board of Directors by a vote of 4,735,199 votes cast for, and 74,064 votes withheld, (iii) the holders of Common Stock elected John W.A. Buyers to serve on the Company's Board of Directors by a vote of 4,735,199 votes cast for, and 74,064 votes withheld, and (iv) the holders of Class A Common Stock and Common Stock ratified the appointment of Price Waterhouse LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997 by a total of 41,664,049 votes cast for ratification, 9,599 votes against ratification, and 9,875 abstentions.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits:  The exhibits required by Item 601 of
Regulation S-K follow:



Exhibit
Number	Description
--------------------
2	None
3.1	Restated Certificate of Incorporation of Registrant(2)
3.2	Certificate of Correction to Restated Certificate(2)
3.3	Bylaws of Registrant(1)
4.1	Specimen Common Stock Certificate(3)
4.2	Specimen Class A Common Stock Certificate(3)
4.3	Amended and Restated Note Purchase and Private Shelf Agreement by
        and between the Registrant and The Prudential Insurance Company of America ("Prudential") dated as of October 19, 1993 (the "Long-Term Financing Facility)(8)
4.4	7.87% Series A Senior Note dated September 29, 1992 in the
        original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)
4.5	8.22% Series B Senior Note dated September 29, 1992 in the
        original principal amount of $6.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)
4.6	8.22% Series C Senior Note dated September 29, 1992 in the
        original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)
4.7	8.33% Series D Senior Note dated January 15, 1993 in the original principal amount of $3.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(6)
4.8	6.49% Series E Senior Note dated September 15, 1993 in the
        original principal amount of $8.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(9)
4.9	8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $8.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(11)
4.10	8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $2.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(11)
4.11	Amended and Restated Guaranty Agreement dated as of October 19,
        1993 by Sunshine in favor of Prudential(8)
4.12	First Amendment to the Long-Term Financing Facility dated as of
        August 31, 1994 by and between Prudential, Sunshine Nut Co., Inc. ("Sunshine") and the Registrant(12)
4.13	Second Amendment to the Long-Term Financing Facility dated as of
        September 12, 1995 by and among Prudential, Sunshine and the Registrant(17)
4.14	Third Amendment to the Long-Term Financing Facility dated as of
        February 20, 1996 by and between Prudential, Sunshine and the Registrant (20)
4.15	Second Amendment and Restated Note Agreement dated January 24,
        1997 to the Long Term Financing Facility by and among Prudential, Sunshine, and the Registrant (22)
4.16	$1.8 million Promissory Note dated March 31, 1989 evidencing a loan by Cohen Financial Corporation to LaSalle National Bank ("LNB"), as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(14)
4.17	Modification Agreement dated as of September 29, 1992 by and among LaSalle National Trust, N.A. ("LaSalle Trust"), a national banking association, not personally but as Successor Trustee to LNB under Trust Agreement dated March 17, 1989 known as Trust
        Number 114243; the Registrant; Jasper B. Sanfilippo and Mathias A. Valentine; and Mutual Trust Life Insurance Company(5)
4.18	Note Purchase Agreement dated as of August 30, 1995 between the
        Registrant and Teachers Insurance and Annuity Association of America ("Teachers")(17)
4.19	8.30% Senior Note due 2005 in the original principal amount of
        $10.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(17)
4.20	9.38% Senior Subordinated Note due 2005 in the original principal amount of $15.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(17)
4.21	Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Notes)(17)
4.22	Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Subordinated Notes)(17)
4.23	Amendment, Consent and Waiver, dated as of March 27, 1996, by and among Teachers, Sunshine and the Registrant(20)
4.24	Amendment No. 2 to Note Purchase Agreement dated as of January
        24, 1997 by and among Teachers, Sunshine and the Registrant(22)
10.1	Certain documents relating to $8.0 million Decatur County-
        Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)
10.2	Industrial Building Lease dated as of October 1, 1991 between
        JesCorp, Inc. and LNB, as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(16)
10.3	Industrial Building Lease (the "Touhy Avenue Lease") dated
        November 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(13)
10.4	First Amendment to the Touhy Avenue Lease dated June 1, 1987(13)
10.5	Second Amendment to the Touhy Avenue Lease dated December 14,
        1990(13)
10.6	Third Amendment to the Touhy Avenue Lease dated September 1,
        1991(18)
10.7	Industrial Real Estate Lease (the "Lemon Avenue Lease") dated
        May 7, 1991 between Registrant, Majestic Realty Co. and Patrician Associates, Inc(1)
10.8	First Amendment to the Lemon Avenue Lease dated January 10,
        1996(20)
10.9	$4.0 million Promissory Note dated October 5, 1988 evidencing a loan to Registrant by Jasper B. Sanfilippo(1)
10.10	Form of Receivable Assignment Agreement between Registrant and
        Jasper B. Sanfilippo and form of $1,153,801.36 Promissory Note executed by Jasper B. Sanfilippo in connection therewith(14)
10.11	Mortgage, Assignment of Rents and Security Agreement made on
        September 29, 1992 by LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk Grove Village, Illinois(5)
10.12	Industrial Building Lease dated June 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated February 7, 1979 and known as Trust No. 100628(1)
10.13	First Amendment to Industrial Lease dated September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(5)
10.14	Second Amendment to Industrial Building Lease dated March 3,
        1995, by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(14)
10.15	Ground Lease dated January 1, 1995, between the Registrant and
        LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(14)
10.16	Party Wall Agreement, dated March 3, 1995, between the
        Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 and the Arthur/Busse Limited Partnership(14)
10.17	Secured Promissory Note in the amount of $6,223,321.81 dated Sep-
        tember 29, 1992 executed by Arthur/Busse Limited Partnership in favor of the Registrant(5)
10.18	Tax Indemnification Agreement between Registrant and certain
        Stockholders of Registrant prior to its initial public offering(2)
10.19	Indemnification Agreement between Registrant and certain
        Stockholders of Registrant prior to its initial public offering(2)
10.20	The Registrant's 1991 Stock Option Plan(1)
10.21	First Amendment to the Registrant's 1991 Stock Option Plan(4)
10.22	John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement
        Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper
        B. Sanfilippo, Marian R. Sanfilippo and Registrant, and Collateral Assignment from John E. Sanfilippo as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, as assignor, to Registrant, as assignee(7)
10.23	John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement
        Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, Mathias Valentine, Mary Valentine and Registrant, and Collateral Assignment from Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, as assignor, and Registrant, as assignee(7)
10.24	License to Use Trade Name, Trademarks and Service Marks, dated
        April 15, 1993 by and among Bert S. Crane, Nancy M. Crane, Bert A. Crane, Mary Crane Couchman, Karen N. Crane, Crane Walnut Orchards Processing Division, Amsterdam Land and Cattle Company, Inc. and the Registrant(10)
10.25	Credit Agreement among the Registrant, American National Bank and
        Trust Company of Chicago ("ANB") as agent, LNB, National City Bank ("NCB") and ANB, dated as of October 19, 1993(8)
10.26	Guaranty Agreement dated as of October 19, 1993 by Sunshine in favor of ANB, as agent on behalf of LNB, NCB and ANB(8)
10.27	Amendment to Amended and Restated Reimbursement Agreement dated as of October 19, 1993 by and among the Registrant, LNB and ANB(8)
10.28	Amendment No. 1 to Bank Credit Facility entered into as of August
        31, 1994 by and among the Registrant, ANB, LNB and NCB(12)
10.29	Amendment No. 2 to Bank Credit Facility entered into as of
        September 1, 1994 by and among the Registrant, ANB, LNB and NCB(12)
10.30	Amendment No. 3 to Bank Credit Facility dated as of September 13,
        1995 by and among the Registrant, ANB, LNB and NCB.(17)
10.31	Memorandum of Agreement dated February 24, 1994, between the
        Registrant and The Fisher Nut Company ("Fisher")(13)
10.32	Asset Purchase and Sales Agreement, dated as of October 10, 1995, by and among The Procter & Gamble Company, ("P&G"). The Procter & Gamble Distribution Company ("P&GDC"), Fisher and the Registrant(19)
10.33	Inventory Purchase Agreement, dated as of October 10, 1995, by and among P&G, P&GDC, Fisher and the Registrant(19)
10.34	Equipment Purchase Agreement, dated as of October 10, 1995, by and among Fisher and the Registrant(19)
10.35	Lease Agreement, dated as of December 10, 1993, by and between
        LaSalle Trust and the Registrant for the premises at 3001 Malmo Drive, Arlington Heights, Illinois(16)
10.36	Certain documents relating to Reverse Split-Dollar Insurance
        Agreement between Sunshine and John Charles Taylor dated November 24, 1987(14)
10.37	Outsource Agreement between the Registrant and Preferred
        Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT REQUESTED](14)
10.38	Letter Agreement between the Registrant and Preferred Products,
        Inc., dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](14)
10.39	The Registrant's 1995 Equity Incentive Plan(15)
10.40	Merger Agreement dated May 31, 1995, among the Registrant, Quantz
        Acquisition Co., Inc. James B. Quantz, the National Bank of South Carolina, as Trustee of the James Bland Quantz Irrevocable Trust dated May 6, 1980, and Machine Design Incorporated [CONFIDENTIAL TREATMENT REQUESTED](16)
10.41	Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(18)
10.42	First Mortgage and Security Agreement (the "ILIC" Mortgage") by
        and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois (18)
10.43	Assignment of Rents, Leases, Income and Profits dated September
        27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(18)
10.44	Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(18)
10.45	Credit Agreement among the Registrant, Bank of America Illinois
        ("BAI") as agent, NCB, The Northern Trust Company ("NTC") and BAI, dated as of March 27, 1996(20)
10.46	Reimbursement Agreement between the Registrant and BAI, dated as of March 27, 1996(20)
10.47	Guaranty Agreement dated as March 27, 1996 by Sunshine in favor of BAI as agent on behalf of NCB, NTC and BAI(20)
10.48	Amendment No. 1 and Waiver to Credit Agreement dated as of August
        1, 1996 by and among the Registrant, BAI, NCB and NTC(21)
10.49	Amendment No. 2 and Waiver to Credit Agreement dated as of
        October 30, 1996 by and among the Registrant, BAI, NCB and NTC(21)
10.50	Amendment No. 3 to Credit Agreement dated as of January 24, 1997 by and among the Registrant, BAI, NCB, and NTC(22)
10.51	Employment Agreement by and between Sunshine and John C. Taylor dated June 17, 1992(22)
10.52	Employment Agreement by and between Sunshine and Steven G. Taylor dated June 17, 1992(22)
11     None
15	None
17	None
18	None
24-26	None
27	Financial Data Schedule
99	None



(1)	Incorporated by reference to the Registrant's Registration
Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No.
0-19681).

(2)	Incorporated by reference to the Registrant's Annual Report
on Form 10-K for the fiscal year ended December 31, 1991
(Commission File No. 0-19681).

(3)	Incorporated by reference to the Registrant's Registration
Statement on Form S-1 (Amendment No. 3), Registration No. 33-
43353, as filed with the Commission on November 25, 1991
(Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant's Quarterly
Report on Form 10-Q for the second quarter ended June 25, 1992 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 29, 1992 (Commission File No. 0-
19681).

(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 15, 1993 (Commission File No. 0-
19681).

(7)	Incorporated by reference to the Registrant's Registration
Statement on Form S-1, Registration No. 33-59366, as filed with the Commission on March 11, 1993 (Commission File No. 0-
19681).

(8)	Incorporated by reference to the Registrant's Quarterly
Report on Form 10-Q for the third quarter ended September 30, 1993 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 15, 1993 (Commission file No. 0-
19681).

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
1995 (Commission file No. 0-19681).

(21)	Incorporated by reference to the Registrant's Current
Report on Form 8-K dated January 24, 1997
	(Commission file No. 0-19681).

(22) 	Incorporated by reference to the Registrant's Annual
Report Form 10-K for the fiscal year ended December 31, 1996
(Commission file No. 0-19681)


John B. Sanfilippo & Son, Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-Q. The charge for furnishing copies of the exhibits is $.25 per page, plus postage.

(b)	Reports on Form 8-K:  On February 28, 1997, the Company filed a current report on Form 8-K, dated January 24, 1997, with the Securities and Exchange Commission, reporting modifications to its financing arrangements pursuant to Item 5 on that form.


                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JOHN B. SANFILIPPO & SON, INC.


Date:  May 12, 1997                    By: /s/ Gary P. Jensen
                                       -----------------------
                                       Gary P. Jensen
                                       Executive Vice President, Finance
                                       and Chief Financial Officer