Form 10-K
period 1997-06-26
SANFILIPPO JOHN B & SON INC
filed 1997-09-23
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                ___________________
                                    FORM 10-K
(Mark One)
[    ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934  (NO FEE REQUIRED,
        EFFECTIVE OCTOBER 7, 1996)


[ X ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from January 1, 1997 to June 26, 1997

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

                                 2299 Busse Road
                        Elk Grove Village, Illinois 60007
              (Address of Principal Executive Offices, Zip Code)
    Registrant's telephone number, including area code:  (847) 593-2300
                         _________________________

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $.01 par value per share
                                 (Title of Class)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                              No___

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

       As of September 15, 1997, 5,578,140 shares of the Company's Common Stock, $.01 par value ("Common Stock"), including 117,900 treasury shares, and 3,687,426 shares of the Company's Class A Common Stock, $.01 par value ("Class A Stock"), were outstanding. On that date, the aggregate market value of voting stock (based upon the last sale price of the registrant's Common Stock on September 15, 1997) held by non-affiliates of the registrant was $40,966,761 (5,372,690 shares at $7.625 per share).

Documents Incorporated by Reference:   None


                                   PART I

Item 1 -- Description of Business
---------------------------------

a.	General Development of Business

	(i)	Background

       John B. Sanfilippo & Son, Inc. (the "Company" or "JBSS") was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959.
As used herein, unless the context otherwise indicates, the terms
"Company" or "JBSS" refer collectively to John B. Sanfilippo & Son,
Inc., its Illinois predecessor corporation and its wholly owned subsidiaries, including Sunshine Nut Co., Inc. ("Sunshine").
See Note 1 to the Consolidated Financial Statements.
On April 30, 1997 the Company's Board of Directors voted to, upon the approval of its lendors, change the Company's fiscal year from a calendar year end to a fiscal year that ends on the final Thursday of June of each year. The directors believe that the new fiscal year will more closely match the Company's business cycle.

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

       The Company's principal products are raw and processed nuts. These products accounted for approximately 85.6%, 83.8%, 84.9% and 85.5% of the Company's gross sales for the twenty-six weeks ended June 26, 1997 (the "Transition Period"), and for the years ended December 31, 1996, 1995 and 1994, respectively. The nut product line includes peanuts, almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pinenuts and macadamia nuts. The Company's nut products are sold in numerous package styles and sizes, from poly-cellophane packages, composite cans, vacuum packed tins and glass jars for retail sales, to large cases and sacks for bulk sales to industrial, food service and government customers. In addition, the Company offers its nut products in a variety of different styles and seasonings, including natural (with skins), blanched (without skins), oil roasted, dry roasted, unsalted, honey roasted and cinnamon toasted. The Company sells its products domestically to retailers and wholesalers as well as to industrial, food service and government customers. The Company also sells certain of its products to foreign customers in the retail, food service and industrial markets.

       The Company acquires a substantial portion of its peanut, pecan, almond and walnut requirements directly from growers. The balance of the Company's raw nut supply is purchased from importers and domestic processors. In 1996 and during the Transition Period, the majority of the Company's peanuts, pecans and walnuts were shelled by the Company at its four shelling facilities while the remainder were purchased shelled from processors and growers. See "Raw Materials and Supplies," below, and Item 2 -- "Properties -- Manufacturing Capability, Technology and Engineering."

		(B)	Peanut Butter

       The Company manufactures and markets peanut butter in several sizes and varieties, including creamy, crunchy and natural. Peanut butter accounted for approximately 4.9%, 5.3%, 5.0% and 3.9% of the Company's gross sales for the Transition Period, and for the years ended December 31, 1996, 1995 and 1994, respectively. Approximately 4.9%, 16.5% and 51.3% of the Company's peanut butter products were sold during the years ended December 31,1996, 1995 and 1994, respectively, to the United States Department of Agriculture ("USDA") and other government agencies, with the remaining percentage sold under private labels. The Company did not sell peanut butter to any government agency during the Transition Period.

		(C)	Candy and Confections

       The Company markets and distributes a wide assortment of candy and confections, including such items as wrapped hard candy, gummies, ju-ju's, brand name candies, chocolate peanut butter cups, peanut clusters, pecan patties and sugarless candies. Candy and confections accounted for approximately 4.4%, 4.6%, 4.4% and 2.5% of the Company's gross sales for the Transition Period, and for the years ended December 31, 1996, 1995 and 1994, respectively. Most of these products are purchased from various candy manufacturers and sold to retailers in bulk or retail packages under private labels or the Evon's brand.


		(D)	Other Products

       The Company also markets and distributes, and in many cases processes and manufactures, a wide assortment of other food and snack products.
These products accounted for approximately 5.1%, 6.3%, 5.7%, and 8.1% of the Company's gross sales for the Transition Period, and for the years ended December 31, 1996, 1995 and 1994, respectively. These other products include: natural snacks, trail mixes and chocolate- and yogurt-coated products sold to retailers and wholesalers; baking ingredients (including chocolate chips, peanut butter chips, flaked coconut and chopped, diced, crushed and sliced nuts) sold to retailers, wholesalers and industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of corn snacks, sunflower seeds, party mixes and sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.

	(iii)	Customers

       The Company sells its products to over 8,485 retail, wholesale, industrial, government and food service customers on a national level. Retailers of the Company's products include grocery chains, mass merchandisers and membership clubs. The Company markets many of its Evon's brand products directly to over 3,250 retail stores in Illinois and eight other states through its store-door delivery system discussed below. Wholesale grocery companies purchase products from the Company for resale to regional retail grocery chains and convenience stores.

       The Company's industrial customers include bakeries, ice cream and candy manufacturers and other food and snack processors. The Company's principal government customers are the Agricultural Stabilization and Conservation Service of the USDA and the Defense Personnel Support Center.
Food service customers include hospitals, schools, universities, airlines, retail and wholesale restaurant businesses and national food service franchises. In addition, the Company packages and distributes products manufactured or processed by others. Sales to Preferred Products, Inc. ("PPI") accounted for approximately $34.8 and $29.3 million, or 11.7% and 10.4%, of the Company's gross sales for the years ended December 31, 1996 and 1995, respectively. No single customer accounted for more than 10% of the Company's gross sales for the Transition Period or for the year ended
December 31, 1994. In addition, sales to Sam's Club and Walmart accounted for approximately $27.7 million, or 9.9%, of the Company's gross sales for 1995. The Company was outbid for Sam's Club business (which accounted for approximately $23.4 million of the Company's gross sales for 1995) during the first quarter of 1996. See Item 7 -- "Management's Discussion and
Analysis of Financial Condition and Results of Operations -- 1996 Compared to 1995."

	(iv)	Sales, Marketing and Distribution

       The Company markets its products through its own sales department and through a network of over 275 independent brokers and various independent distributors and suppliers. The Company's sales department of 38 employees includes 7 regional managers, 10 sales specialists and 6 telemarketers.

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

       In Illinois and eight other states, JBSS distributes its Evon's brand products to over 3,250 convenience stores, supermarkets and other retail customer locations through its store-door delivery system. Under this system, JBSS uses its own fleet of Evon's step-vans to market and distribute Evon's brand nuts, snacks and candy directly to retail customers on a store-by-store basis. Presently, the store-door delivery system consists of approximately 56 route salespeople covering routes located in Illinois, Indiana, Iowa, Wisconsin, Ohio, Minnesota, Michigan, Kentucky, and Missouri. District and regional route managers, as well as sales and marketing personnel operating out of JBSS's corporate offices, are responsible for monitoring and managing the route salespeople.

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

       The Company purchases nuts from domestic and foreign sources. Most of the Company's peanuts are purchased from the southeastern United States and most of its walnuts and almonds are purchased from California. The Company purchases most of its pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia.
The availability of nuts is subject to market conditions and crop size fluctuations caused by weather conditions, plant diseases and other factors beyond the Company's control. These fluctuations can adversely impact the Company's profitability. For the year ended December 31, 1996, less than 10% of the Company's nut purchases were from foreign sources. Since the great majority of the Company's nut purchases occur during the third and fourth quarters of the calendar year, the percentage of the Company's nut purchases from foreign sources for the Transition Period is not meaningful.

       The Company generally purchases and shells peanuts, pecans and walnuts instead of buying shelled nuts from shellers. Due, in part, to the seasonal nature of the industry, the Company maintains significant inventories of peanuts, pecans, walnuts and almonds at certain times of the year. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of the Company's inventory and thus the Company's gross profit and gross profit margin. See "General", "the Transition Period Compared to the Twenty-six Weeks Ended June 27, 1996
- Gross Profit", "1996 Compared to 1995 -- Gross Profit" and "1995 Compared to 1994 -- Gross Profit" under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

       As of June 26, 1997 the Company had approximately 1,529 active employees, including 220 corporate staff employees and 1,309 production and distribution employees. As a result of the seasonal nature of the Company's business, the number of employees peaked to approximately 1,786 in the last four months of calendar 1996 and dropped to an average of approximately 1,503 during the Transition Period. Approximately 20 of the Company's salespeople are covered by a collective bargaining agreement which expires on June 30, 1998.

	(ix)	Seasonality

       The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October, November and December. Peanuts, pecans, walnuts and almonds, the Company's principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, the Company's personnel, working capital requirements and inventories peak during the last four months of the calendar year. See
Item 8 -- "Financial Statements and Supplementary Data -- Quarterly Consolidated Financial Data." See also Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations --
General."


	(x)	Backlog

       Because the time between order and shipment is usually less than three weeks, the Company believes that backlog as of a particular date is not indicative of annual sales.

	(xi)	Federal Regulation

       Peanuts are an important part of the Company's product line. The Company processed approximately 40.4 million pounds of peanuts during the Transition Period, which represents approximately 45% of the total pounds of products processed by the Company for the period. The production and marketing of peanuts are regulated by the USDA under the Agricultural Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop by: (i) limiting peanut imports, (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year, and (iii) setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United States. Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 1997 calendar year is 1,236 million tons. Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal. Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country. The quota support price for the 1997 calendar year is $610 per ton.

       The 1996 Farm Bill extended the federal support and subsidy program for peanuts for seven years. However, there are no assurances that Congress will not change or eliminate the program prior to its scheduled expiration.
 Changes in the federal peanut program could significantly affect the supply of, and price for, peanuts. While JBSS has successfully operated in a market shaped by the federal peanut program for many years, JBSS believes that it could adapt to a market without federal regulation if that were to become necessary. However, JBSS has no experience in operating in such a peanut market, and no assurances can be given that the elimination or modification of the federal peanut program would not adversely affect
JBSS's business. Future changes in import quota limitations or the quota support price for peanuts at a time when the Company is maintaining a significant inventory of peanuts or has significant outstanding purchase commitments could adversely affect the Company's business by lowering the market value of the peanuts in its inventory or the peanuts which it is committed to buy. While the Company believes that its ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that future changes in, or the elimination of, the federal peanut program or import quotas will not adversely affect the Company's business.

       The North American Free Trade Agreement ("NAFTA"), effective
January 1, 1994, committed the United States, Mexico and Canada to the elimination of quantitative restrictions and tariffs on the cross-border movement of industrial and agricultural products. Under NAFTA, United States import restrictions on Mexican shelled and inshell peanuts are replaced by a tariff rate quota, initially set at 3,377 tons, which will increase by a 3% compound rate each year until 2001. Shipments within the quota's parameters enter the U.S. duty-free, while imports above-quota parameters from Mexico face tariff rates equivalent to approximately 120% on shelled and 185% on inshell peanuts. The tariffs will be phased-out gradually by 2001.

       The Uruguay Round Agreement of the General Agreement on Trade and Tariffs ("GATT") took effect on July 1, 1995. Under GATT, the United States must allow peanut imports to grow to 5% of domestic consumption by 2001. Import quotas on peanuts have been replaced by high ad valorem tariffs, which must be reduced by 15% annually for each of the next six years. Also under GATT, the United States may limit imports of peanut butter, but must establish a tariff rate quota for peanut butter imports based on 1993 import levels. Peanut butter imports above the quota will be subject to an over-quota ad valorem tariff, which also will be reduced by 15% annually for each of the next six years.

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

       The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. While the Company maintains rigid quality control standards, inspects its products by visual examination, metal detectors or electronic monitors at various stages of its shelling and processing operations for all of its nut and other food products, permits the USDA to inspect all lots of peanuts shipped to and from the Company's production facilities, and complies with the Nutrition Labeling and Education Act, by labeling each product that it sells with labels that disclose the nutritional value and content of each of the Company's products, no assurance can be given that some nut or other food products sold by the Company may not contain or develop harmful substances. The Company currently maintains product liability insurance of $1 million per occurrence and umbrella coverage up to $35 million which it and its insurance carriers believe to be adequate.

Item 2 -- Properties
--------------------

       The Company presently owns or leases eight principal production facilities. Two of these facilities are located in Elk Grove Village, Illinois. The Busse Road facility serves as the Company's corporate headquarters and main production facility. The other Elk Grove Village facility is located on Arthur Avenue adjacent to the Busse Road facility. The remaining principal production facilities are located in Bainbridge, Georgia; Garysburg, North Carolina; Selma, Texas; Walnut, California; Gustine, California; and Arlington Heights, Illinois. The Company also leases a warehousing facility in Des Plaines, Illinois. The Company also presently operates thrift stores out of the Busse Road facility and the Des Plaines facility, and owns one retail store and leases four additional retail stores in various Chicago suburbs. In addition, the Company leases space in public warehouse facilities in various states.

a.	Principal Facilities

       The following table provides certain information regarding the Company's principal facilities:

                                                      Date
                                                     Company        Approx.
                         Type                      Constructed,   Utilization
               Square     of        Description    Acquired or     at June 26,
Location       Footage  Interest      of Use      First Occupied      1997
------------------------------------------------------------------------------
                                    Processing,
                                    Packaging,
Elk Grove                           warehousing,
 Village,                           distribution,
 Illinois(1)                        JBSS corporate
 (Busse Road            Leased/     offices and
 facility)      300,000 Owned       thrift store       1981           50%
------------------------------------------------------------------------------
Elk Grove
 Village,                           Processing,
 Illinois(2)                        packaging,
 (Arthur Avenue                     warehousing
 facility)       83,000 Owned       and distribution   1989           38%
------------------------------------------------------------------------------
Des Plaines                         Warehousing and
 Illinois(3)     68,000 Leased      thirft store       1974           N/A
------------------------------------------------------------------------------
                                    Peanut shelling,
                                    purchasing,
                                    processing,
                                    packaging,
Bainbridge,                         warehousing and
 Georgia(4)     230,000 Owned       distibution        1987           62%
------------------------------------------------------------------------------
                                    Peanut shelling,
                                    purchasing,
                                    processing,
                                    packaging,
Garysburg,                          warehousing and
 North Carolina 120,000 Owned       distribution       1994           35%
------------------------------------------------------------------------------
                                    Pecan shelling,
                                    processing,
                                    packaging,
                                    warehousing,
                                    distribution and
Selma,                              Sunshine corporate
 Texas          200,000 Owned       offices            1992           74%
------------------------------------------------------------------------------
                                    Processing,
                                    packaging,
Walnut,                             warehousing and
 California(5)   50,000 Leased      distribution       1991           30%
------------------------------------------------------------------------------
                                    Walnut shelling,
                                    processing,
                                    packaging,
Gustine,                            warehousing and
 California      75,000 Owned       distribution       1993           37%
------------------------------------------------------------------------------
                                    Processing,
Arlington                           packaging,
 Heights,                           warehousing and
 Illinois(6)     83,000 Owned       distribution       1994           63%
------------------------------------------------------------------------------





(1) Approximately 240,000 square feet of the Busse Road facility is leased from the Busse Land Trust under a lease which expires on May 31, 2015. Under the terms of the lease, the Company has a right of first refusal and a right of first offer with respect to this portion of the Busse Road facility. The remaining 60,000 square feet of space at the Busse
Road facility (the "Addition") was constructed by the Company in 1994 on property owned by the Busse Land Trust and on property owned by the Company. Accordingly, (i) the Company and the Busse Land Trust entered into a ground lease with a term beginning January 1, 1995 pursuant to which the Company leases from the Busse Land Trust the land on which a portion of the Addition is situated (the "Busse Addition Property"), and
(ii) the Company, the Busse Land Trust and the sole beneficiary of the Busse Land Trust entered into a party wall agreement effective as of January 1, 1995, which sets forth the respective rights and obligations of the Company and the Busse Land Trust with respect to the common wall which separates the existing Busse Road facility and the Addition. The ground lease has a term which expires on May 31, 2015 (the same date on which the Company's lease for the Busse Road facility expires). The
Company has an option to extend the term of the ground lease for one five-year term, an option to purchase the Busse Addition Property at its then appraised fair market value at any time during the term of the ground lease, and a right of first refusal with respect to the Busse Addition Property. See Item 13 -- "Certain Relationships and Related Transactions - Lease Arrangements" .

(2)    This facility is subject to a mortgage dated March 1989 securing a note in the original principal amount of $1.8 million with a maturity date of May 1, 1999.

(3) The Des Plaines facility is leased under a lease which expires on October 31, 2010. The Des Plaines facility is also subject to a mortgage securing a loan from an unrelated third party lender to the related-party lessor in the original principal amount of approximately $1.6 million. The rights of the Company under the lease are subject and subordinate to the rights of the lender. Accordingly, a default by the lessor under the loan could result in foreclosure on the facility and thereby adversely affect the Company's leasehold interest. The Company subleases approximately 29,000 square feet of space at the Des Plaines facility to two related party lessees. See Item 13 -- "Certain Relationships and Related Transactions -- Supplier, Vendor, Broker and Other Arrangements."

(4) The Bainbridge facility is subject to a mortgage and deed of trust securing $8.0 million (excluding accrued and unpaid interest) in industrial development bonds. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(5) The Walnut, California facility is leased under a lease which, as amended, expires on July 31, 1999. The Company has two renewal options under the lease: an option to extend the lease term until July 31, 2001; and, upon expiration of such extended term, an option to extend the term of the lease for an additional five years.

(6) The Arlington Heights facility is subject to a mortgage dated September 27, 1995 securing a loan of $2.5 million with a maturity date of October 1, 2015.

b.	Manufacturing Capability, Technology and Engineering

       The Company's principal production facilities are equipped with modern processing and packaging machinery and equipment. The physical structure and the layout of the production line at the Busse Road facility were designed so peanuts and other nuts can be processed, jarred and packed in cases for distribution on a completely automated basis. The facility also has production lines for chocolate chips, candies, peanut butter and other products processed or packaged by the Company.

       The Selma facility contains the Company's automated pecan shelling and bulk packaging operation. The facility's pecan shelling production lines currently have the capacity to shell in excess of 60 million inshell pounds of pecans annually. For the 1996 crop year, the Company processed approximately 35 million inshell pounds of pecans at the Selma, Texas
facility.   The Selma facility currently contains an almond processing line with the capacity to process over 10 million pounds of almonds annually.
For the 1996 crop year, the Selma facility processed approximately 10 million pounds of almonds. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

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

       The North Carolina facility has the capacity to process approximately 90 million inshell pounds of farmer stock peanuts annually. For the 1996 crop year, the North Carolina facility processed approximately 35 million pounds of inshell peanuts.

       The Gustine facility, which was purchased in 1993, is used for walnut shelling, processing and marketing operations. This facility was expanded during 1994 to increase the capacity to shell from approximately 12 million inshell pounds of walnuts annually to approximately 35 million inshell pounds of walnuts annually. For the 1996 crop year, the Gustine facility shelled approximately 18 million inshell pounds of walnuts.

       The Arlington Heights facility was originally leased by the Company from an unrelated third party and renovated and equipped by the Company for use in the processing of Fisher Nut products in pursuant to the Company's contract manufacturing arrangement with the Fisher Nut Company. In
September 1995, the Company exercised its option to purchase the facility for a purchase price of approximately $2.2 million and currently uses the facility for the production and packaging of its Fisher Nut products as well as the "stand-up pouch" packaging for its Flavor Tree brand products.

Item 3 -- Legal Proceedings
---------------------------

       The Company is party to various routine lawsuits, proceedings and disputes arising out of the conduct of its business. The Company presently believes that the resolution of any pending matters will not materially affect its business, financial condition or results of operations.

Item 4 -- Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

       The only matters submitted to a vote of the Company's stockholders during the Transition Period were (i) the election of directors, and
(ii) the ratification of the appointment of Price Waterhouse LLP by the Company's Board of Directors as the Company's certified public accountants for 1997. The matters were submitted to the Company's stockholders in connection with, and voted upon at the Company's 1997 Annual Meeting of Stockholders, which was held April 30, 1997. The information called for by this Item 4 with respect to such matters was previously reported in, and is hereby answered by reference to the information set forth under, Item 5 - "Other Information" to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1997.



                                PART II

Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

The Company has two classes of stock: Class A Common Stock ("Class A Stock") and Common Stock. The holders of Common Stock are entitled to elect 25% of the members of the Board of Directors and the holders of Class A Stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, the holders of Common Stock are entitled to one vote per share while the holders of Class A Stock are entitled to 10 votes per share. The Company's Class A Stock is not registered under the Securities Act of 1933 and there is no established public trading market for the Class A Stock. However, each share of Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Company's Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

The Common Stock of the Company is quoted on the Nasdaq National Market and its trading symbol is "JBSS". The following table sets forth, for the quarters indicated, the high and low reported last sales prices for the Common Stock as reported on the Nasdaq National Market.


                                                       Price Range of
Quarter Ended:                                          Common Stock
--------------------------------------------------------------------------

                                                        High          Low
                                                        ----          ----
September 25, 1997 (through September 15, 1997)   	$8.50        $6.50

June 26, 1997                                            7.63         5.75

March 27, 1997                                           6.25         4.63

December 31, 1996                                        7.00         4.88

September 26, 1996                                       7.25         4.75

June 27, 1996                                            7.50         6.13

March 28, 1996                                           9.75         7.00

December 31, 1995                                       10.75         8.75

September 28, 1995                                      10.50         8.25

June 29, 1995                                           10.50         6.75

March 30, 1995                                           9.25         5.38


As of September 15, 1997, there were approximately 247 holders and 15 holders of record of the Company's Common Stock and Class A Stock, respectively.

Under the Company's Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on the Company's common equity.

No dividends were declared during the Transition Period, in 1996 or in 1995. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. The Company's current loan agreements restrict the payment of annual dividends to amounts specified in the loan agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

For purposes of the calculation of the aggregate market value of the Company's voting stock held by nonaffiliates of the Company as set forth on the cover page of this Report, the Company did not consider any of the siblings of Jasper B. Sanfilippo, or any of the lineal descendants (all of whom are adults and some of whom are employed by the Company) of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are officers of the Company), as an affiliate of the Company.
See Item 10 -- "Directors and Executive Officers of the Registrant," Item 11 -- "Executive Compensation," Item 12 -- "Security Ownership of Certain Beneficial Owners and Management," and Item 13 -- "Certain Relationships and Related Transactions."

Item 6 -- Selected Financial Data
---------------------------------

The following historical consolidated financial data as of and for the Transition Period, the twenty-six weeks ended June 27, 1996 and the years ended December 31, 1996, 1995, 1994, 1993 and 1992 were derived from the Company's audited consolidated financial statements. The financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information below is not necessarily indicative of the results of future operations. As used herein, unless the context otherwise indicates, the terms "Company" and "JBSS" refer collectively to John B. Sanfilippo & Son, Inc. and, for all periods commencing on or after May 28, 1992, its wholly owned subsidiaries, including Sunshine Nut Co., Inc. ("Sunshine").

Statement of Operations Data:
                                           ($ in thousands, except per share data)
                            (Unaudited)
              Twenty-six    Twenty-six                  Year Ended December 31,
             Weeks Ended   Weeks Ended     ---------------------------------------------------
            June 26, 1997  June 27, 1996     1996      1995      1994      1993      1992(1)(2)
----------------------------------------------------------------------------------------------
Net sales      $133,064      $117,968     $294,404  $277,741  $208,970  $202,583  $191,373
Cost of sales   111,580       100,493      255,204   230,691   177,728   167,403   154,383
                -------       -------      -------   -------   -------   -------   -------
Gross profit     21,484        17,475       39,200    47,050    31,242    35,180    36,990
Selling and
 administrative
 expenses        16,762        16,050       35,410    30,338    25,857    21,762    22,249
                -------       -------      -------   -------   -------   -------   -------
Income from
 operations       4,722         1,425        3,790    16,712     5,385    13,418    14,741
Interest expense  4,135         4,822        9,051     7,673     6,015     4,224     4,395
Other income        252           239          450       607       889     1,011       373
                -------       -------      -------   -------   -------   -------   -------
Income (loss)
 before income
 taxes              839        (3,158)      (4,811)    9,646       259    10,205    10,719
Income tax
 (expense)
 benefit           (388)        1,221        1,820    (3,858)     (210)   (4,082)   (4,288)
                -------       -------      -------   -------   -------   -------   -------
Net income
 (loss)        $    451      $ (1,947)    $ (2,991) $  5,788  $     49   $ 6,123   $ 6,431
                =======       =======      =======   =======   =======    ======    ======
Net income
 (loss) per
 common share  $   0.05      $  (0.21)    $  (0.33) $   0.63  $   0.00   $  0.74   $  0.95
                =======       =======      =======   =======   =======    ======    ======
Dividends
 declared per
 common share  $   0.00      $   0.00     $   0.00  $   0.00  $   0.00   $  0.05   $  0.05
                =======       =======      =======   =======   =======    ======    ======


BALANCE SHEET DATA:


                                                                        December 31,
                                      (Unaudited)      --------------------------------------------------
                   June 26, 1997     June 27, 1996      1996       1995       1994       1993       1992
---------------------------------------------------------------------------------------------------------
Working capital      $  49,866         $  44,514     $  40,956  $  58,148  $  36,418  $  56,221  $  27,500
Total assets           187,417           202,890       205,352    219,002    199,714    157,011    124,355
Long-term debt          68,862            65,603        63,319     74,681     52,804     46,409     34,442
Total debt              92,833           111,096        98,310    106,849    106,716     70,926     76,050
Stockholders' equity    73,071            73,664        72,620     75,611     68,092     69,247     32,417

_____________________________

(1)	The Company acquired Sunshine effective May 28, 1992, for $4,200.  The acquisition was accounted for as a purchase and, accordingly, the results of operations for the year ended December 31, 1992 include the results of operations of Sunshine from May 28, 1992.
(2)	Certain amounts for the year ended December 31, 1992 have been reclassified to conform to the Transition Period and the 1996, 1995, 1994 and 1993 presentations. This reclassification resulted in an increase in cost of sales and a decrease in administrative expenses of $1,465 from the amounts previously reported for the year ended
December 31, 1992. Such reclassification had no effect on net income or retained earnings as previously reported.

Item 7 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations
-----------------------------------------------------------

       The statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward looking statements". These forward looking statements, which are generally followed (and therefore identified) by a cross reference to "Factors That May Affect Future Results", represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including the factors described below under "Factors That May Affect Future Results". Results actually achieved thus may differ materially from expected results included in these statements.

General

       The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October, November and December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year.

       Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the calendar year, especially during the first and fourth quarters of each calendar year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. During the Transition Period, the Company has not been adversely affected by market fluctuations. However, declines in the market prices for pecans and the resulting reduction in the Company's selling price for pecans negatively affected the Company's gross profit and gross profit margin generally for the year ended December 31, 1996 and required the Company to record a $2.6 million charge in the third quarter of 1996 to write down the carrying value of its pecan inventory to the lower of cost or market value of such inventory as of September 26, 1996. See "Results of Operations -- 1996 Compared to 1995 -- Gross Profit". The Company was also required to write down the value of its peanut inventory during the third quarter of 1994 due to market conditions.
See "Results of Operations -- 1995 Compared to 1994 -- Gross Profit." There can be no assurance that future write-downs of the Company's inventory may not be required from time-to-time because of market price fluctuations, competitive pricing pressures, the effects of various laws or regulations or other factors. See " Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

       At June 26, 1997, the Company's inventories totalled approximately
$63.0 million compared to approximately $83.2 million at June 27, 1996, and $77.1 million, $96.4 million and $89.0 million at December 31, 1996, 1995 and 1994, respectively. Inventory levels at June 26, 1997 were lower than inventories at June 27, 1996 due primarily to reductions in the Company's total pounds of inshell pecans on hand. The Company began operations at its new pecan shelling facility in early 1996, and processing during the first quarter of 1996 was affected by normal start-up inefficiencies. Consequently, the level of inshell pecan inventories at both June 27, 1996 and December 31, 1995 were abnormally high. A $2.6 million inventory write-down was recorded in the third quarter of 1996 to reflect significant declines in the market price for pecans. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

       In order to enhance consumer awareness of dietary issues associated with the consumption of peanuts and other nut products, the Company has taken steps to educate the consumer about the benefits of nut consumption. The Company has no experience or data that indicates that the growth in the number of health conscious consumers will cause a decline in nut consumption. Also, recently there has been some publicity concerning allergic reactions to peanuts and other nuts. However, the Company has no experience or data that indicates the peanut and other nut related allergies have affected or will affect the Company's business.

Results of Operations

The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from June 26, 1997 to June 27, 1996, and from December 31, 1996 to December 31, 1995 and from December 31, 1995 to December 31, 1994:

                           Percentage of Net Sales      Percentage of Net Sales       Percentage Change
                            Twenty-six Weeks Ended      Year Ended December 31,  ------------------------------
                         ---------------------------    -----------------------    Transition     1996    1995
                                         (Unaudited)                               Period vs.      vs.     vs.
                         June 26, 1997  June 27,1996     1996    1995    1994    June 26, 1996    1995    1994
                         -------------  ------------    ------  ------  ------   -------------    -----   -----
Net sales                   100.0%         100.0%       100.0%  100.0%  100.0%        12.8%        6.0%   32.9%
Gross profit                 16.1           14.8         13.3    16.9    15.0         22.9       (16.7)   50.6
Selling expenses              8.9            8.8          8.1     7.3     8.2         13.3        18.2    18.1
Administrative expenses       3.7            4.8          3.9     3.6     4.2        (11.9)       13.8    15.9
Income from operations        3.5            1.2          1.3     6.0     2.6        231.4       (77.3)  210.3

The Transition Period Compared to the Twenty-six Weeks Ended June 27, 1996
--------------------------------------------------------------------------
Net Sales. Net sales increased from approximately $118.0 million for the twenty-six weeks ended June 27, 1996 to approximately $133.1 million for the Transition Period, an increase of approximately $15.1 million or 12.8%. The increase in net sales was due primarily to increased unit volume sales to the Company's retail and food service customers. The increase in net sales to food service customers was due primarily to additional unit volume sales to airline customers. Net sales to the Company's industrial customers declined slightly in 1997 compared to 1996.

Gross Profit. Gross profit margin increased from 14.8% for the twenty-six weeks ended June 27, 1996 to 16.1% for the Transition Period. This increase was due primarily to (i) increases in net sales as a percentage of total sales to retail customers, which generally carry higher margins than sales to the Company's other customers, and (ii) declines in the market price for processed pecan meats negatively affecting the 1996 gross profit margin.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from 13.6% for the twenty-six weeks ended June 27, 1996 to 12.6% for the Transition Period. Selling expenses as a percentage of net sales increased marginally from 8.8% for the twenty-six weeks ended June 27, 1996 to 8.9% for the Transition Period. Administrative expenses as a percentage of net sales decreased from 4.8% for the twenty-six weeks ended June 27, 1996 to 3.7% for the Transition Period. This decrease was due primarily to lower staffing costs due to the restructuring of certain administrative functions after the first quarter of 1996.

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $1.4 million, or 1.2% of net sales, for the twenty-six weeks ended June 27, 1996 to approximately $4.7 million, or 3.5% of net sales, for the Transition Period.

Interest Expense.  Interest expense decreased from approximately $4.8 million for the twenty-six weeks ended June 27, 1996 to approximately $4.1 million for the Transition Period. This decrease was due primarily to a lower average level of borrowings during the Transition Period compared to 1996 due to improved operating results, reduced working capital requirements and reduced fixed asset expenditures.

Income Taxes. The Company recorded income tax expense of approximately $0.4 million, or 46.2% of income before income taxes, for the Transition Period.


1996 Compared to 1995
---------------------

Net Sales. Net sales increased from $277.7 million in 1995 to $294.4 million in 1996, an increase of $16.7 million, or 6.0%. The increase in net sales was due primarily to increased unit volume sales to the Company's retail, industrial and food service customers. The increase in net sales to retail customers was due primarily to the additional unit volume sales generated by the Company's Fisher Nut Division, which was acquired by the Company in the fourth quarter of 1995. The increase in unit volume sales to retail customers was partially offset by decreases in net sales to certain retail customers such as Sam's Club. During the first quarter of 1996, the Company was outbid for Sam's Club business, which accounted for approximately $23.4 million of the Company's net sales in 1995. See "--Gross Profit" and "Factors That May Affect Future Results - Competitive Environment". The increase in net sales to industrial customers was due primarily to additional unit volume sales by Sunshine. Net sales to food service customers increased due to higher sales to airlines. In 1996, net sales to government customers declined, as the Company chose to bid on fewer government contracts.

Gross Profit. Gross profit in 1996 decreased 16.7% to $39.2 million from $47.1 million in 1995. Gross profit margin decreased from 16.9% in 1995 to 13.3% in 1996. This decrease was due primarily to (i) declines in the market price for processed pecan meats throughout 1996 relative to the cost of the Company's pecan inventory, (ii) a $2.6 million write-down of the Company's pecan inventory as of the end of the third quarter of 1996 to reflect the lower of cost or market value of such inventory, and (iii) increases in raw material costs which the Company was unable to offset with increases in selling prices. The Company's gross profit and gross profit margin were also adversely affected by the Company's relocation of its pecan shelling operations from Des Plaines, Illinois to the Company's new pecan shelling facility in Selma, Texas.
Although the relocation occurred during the fourth quarter of 1995, the new facility was not fully operational until midway through the first quarter of 1996 and, consequently, the Company was not able to fully absorb the overhead expenses of that facility during the first quarter of 1996.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales increased from 10.9% in 1995 to 12.0% in 1996. Selling expenses as a percentage of net sales increased from 7.3% in 1995 to 8.1% in 1996. This increase was due primarily to increased promotional expenses, staffing costs and commissions. Administrative expenses as a percentage of net sales increased from 3.6% in 1995 to 3.9% in 1996. This increase in administrative expenses as a percentage of net sales was due primarily to (i) higher staffing costs, and (ii) amortization expense related to acquisitions.

Income from Operations. Due to the factors discussed above, income from operations decreased from $16.7 million in 1995 to $3.8 million in 1996, a decrease of $12.9 million, or 77.3%. As a percentage of net sales, operating income decreased from 6.0% in 1995 to 1.3% in 1996.

Interest Expense. Interest expense increased from $7.7 million in 1995 to $9.1 million in 1996, an increase of $1.4 million or 18.0%. This increase was due primarily to a higher average level of borrowings due to working capital requirements for the first three quarters of 1996, capital expenditures and the impact of the net loss for 1996.

Income Taxes. The Company recorded an income tax benefit of approximately $1.8 million, or 37.8% of the loss before income taxes. See Note 3 to the Consolidated Financial Statements.

1995 Compared to 1994
---------------------

Net Sales. Net sales increased from $209.0 million in 1994 to $277.7 million in 1995, an increase of approximately $68.8 million, or 32.9%. The increase in net sales was due primarily to increased unit volume sales to the Company's retail, industrial, contract manufacturing and export customers. Generally higher selling prices for certain of the Company's products during the first two quarters of 1995 also contributed to the increase in net sales. The increase in net sales to retail customers was due primarily to (i) sales of approximately $29.3 million to Preferred Products, Inc. ("PPI", a wholly owned subsidiary of Supervalu, Inc.), which were generated primarily under the long-term supply contract entered into between the Company and PPI in the first quarter of 1995, and (ii) an increase in net sales to Sam's Club from approximately $11.7 million in 1994 to approximately $23.4 million in 1995. In 1995, net sales to government customers declined, as the Company chose to bid on fewer government contracts, and net sales to food service customers remained relatively unchanged compared to 1994.

Gross Profit. Gross profit in 1995 increased 50.6% to $47.1 million from $31.2 million in 1994. Gross profit margin increased from 15.0% in 1994 to 16.9% in 1995. Although these increases appear significant, the gross profit and gross profit margin for 1994 were unusually low due primarily to the 1994 third quarter write-down of the Company's peanut inventory by approximately $2.0 million, the underutilization of manufacturing capacity added through the acquisition and renovation of facilities in 1994 and 1993, and approximately $1.5 million in costs incurred by the Company to comply with new Federal nutritional labeling requirements that became effective in 1994. The primary factors contributing to the increase in gross profit and gross profit margin were (i) the absence of any such write-down or new labeling requirements in 1995, (ii) the Company's ability to spread manufacturing costs over a larger revenue base, and (iii) the effect of a change in the Company's customer mix, as sales to retail customers (which are generally at higher margins) comprised a higher percentage, and sales to industrial, food service and government customers (which are generally at lower margins) comprised a lower percentage, of the Company's total net sales for 1995 compared to 1994. Generally higher selling prices for certain of the Company's products during the first two quarters of 1995 also contributed to the increases in gross profit and gross profit margin

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from 12.4% in 1994 to 10.9% in 1995. Selling expenses as a percentage of net sales decreased from 8.2% in 1994 to 7.3% in 1995. Administrative expenses as a percentage of net sales decreased from 4.2% in 1994 to 3.6% in 1995. These decreases were due primarily to the higher sales volume in 1995 compared to 1994.

Income from Operations. Due to the factors discussed above, income from operations increased from $5.4 million in 1994 to $16.7 million in 1995, an increase of $11.3 million, or 210.3%. As a percentage of net sales, operating income increased from 2.6% in 1994 to 6.0% in 1995.

Interest Expense. Interest expense increased from $6.0 million in 1994 to $7.7 million in 1995, an increase of $1.7 million, or 27.6%. The increase in interest expense for 1995 was due primarily to a higher average level of borrowings during 1995 compared to 1994, as the Company financed certain additional capital expenditures and its investment in inventory related to its increased production capacity. Increases in the floating interest rate applicable to borrowings under the working capital revolving loan component of the Company's prior bank credit facility also contributed to the increase in interest expense. The floating rate increased as a result of increases generally in market rates of interest (such as LIBOR and the prime rate) on which such interest rate is based, and an increase in the interest rate applicable to the working capital revolving loan component of the Company's prior bank credit facility resulting from certain amendments to the Company's prior bank credit facility in September of 1994.

Income Taxes. Income tax expense in 1995 was $3.9 million, or 40.0% of income before income taxes.


Liquidity and Capital Resources
-------------------------------

General

       During the Transition Period, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing"). On January 24, 1997, the Company granted perfected security interests in, and liens on, substantially all of the Company's assets to secure the Company's obligations under the Bank Credit Facility, the Long-Term Financing Facility and the Additional Long-Term Financing.

       Net cash provided by operating activities was approximately $7.4 million for the Transition Period compared to approximately $2.0 million for the twenty-six weeks ended June 27, 1996. The largest component of net cash provided by operating activities during the Transition Period was a reduction of approximately $14.1 million in inventories. The largest component of net cash used in investing activities during the Transition Period was approximately $1.9 million in capital expenditures. During the Transition Period, the Company repaid approximately $2.4 million of long-term debt, compared to approximately $1.6 million in the comparable period of 1996.

Financing Arrangements

       The Bank Credit Facility is comprised of (i) a working capital revolving loan which (as described below, depending on the time of year) provides working capital financing of up to approximately $51.7 million, in the aggregate, and matures on March 27, 1998, and (ii) an $8.3 million letter of credit (the "IDB Letter of Credit") to secure the industrial development bonds described below. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 7.10% at June 26, 1997) determined pursuant to a formula based on the agent bank's quoted rate, the Federal Funds Rate and the Eurodollar Interbank rate. The aggregate amount outstanding under the Bank Credit Facility, as amended, is limited to specified amounts which vary, because of the seasonal nature of the Company's business, from $60.0 million during January through March, to $50.0 million during April through May, to $40.0 million during June through September, and to $50.0 million during October through December.

       Of the total $35.0 million of borrowings under the Long-Term
Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installment payments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installment payments based on a ten-year amortization schedule. As of June 26, 1997, there was approximately $27.7 million outstanding under the Long-Term Financing Facility.

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

       On January 24, 1997, the Bank Credit Facility, the Long-Term
Financing Facility and the Additional Long-Term Financing were each required to be amended in order to secure waivers from the Company's lenders of violations by the Company of certain covenants under its financing arrangements. The Bank Credit Facility was amended to, among other things: (i) convert the fixed coverage ratio covenant from a most recent four quarter calculation to an individual quarter calculation for each of the four quarters in 1997; (ii) decrease the annual capital expenditure limitation to $7.2 million from $10.0 million in calendar year 1997; and (iii) increase the aggregate amount outstanding limitation under the Bank Credit Facility's covenant. The Long-Term Financing Facility was amended to, among other things, modify existing financial covenants to conform to those contained in the Bank Credit Facility, as amended. The Additional Long-Term Financing was amended, to among other things: (i) replace the fixed charge coverage ratio covenant for the fiscal quarters ending December 1996 through June 1997; and (ii) reduce the required fixed charge ratio for the quarter ending
September 25, 1997.

       The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things; (i) require the Company to maintain specified financial ratios; (ii) limit the amount of the Company's capital expenditures in calendar 1997 to $7.2 million and $10.0 million thereafter; and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Bank Credit Facility and the Long-Term Financing Facility limit the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility and the Long-Term Financing Facility prohibit the Company from spending more than $1.0 million to redeem shares of capital stock. As of June 26, 1997, the Company was in compliance with all restrictive covenants, as amended, under its financing facilities.

       The Company has $8.0 million in aggregate principal amount of industrial development bonds outstanding which was used to finance the acquisition, construction and equipping of the Company's Bainbridge, Georgia facility (the "IDB Financing"). The bonds bore interest payable semi-annually at 6% through May 1997. On June 1, 1997, pursuant to the terms of the IDB Financing, the Company replaced the existing letter of credit securing the IDB Financing with the IDB Letter of Credit, reset the interest rate for the bonds at 5.375%, redeemed substantially all of the bonds and then caused the underwriter of the bonds to re-market all of the redeemed bonds on a "best efforts" basis. The bonds now bear interest payable semi-annually at 5.375% through May 2002. On June 1, 2002, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be re-marketed by the underwriter of the bonds on a "best efforts" basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption;
(ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $170,000 to $780,000, beginning in 1998 and continuing through 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

Significant Acquisitions and Capital Expenditures

The Company invested over $58 million in capital expenditures on major expansion projects from 1993 through 1996. These programs are now completed. For the twenty-six weeks ended June 26, 1997, capital expenditures were $1.9 million. No significant capital expenditures are anticipated in the near future.
Stock Repurchase

On February 25, 1994, the Company's Board of Directors authorized the purchase from time to time of up to an aggregate of 500,000 shares of Common Stock. Pursuant to such authorization, the Company repurchased 117,900 shares of Common Stock at an aggregate price of $1.2 million during 1994. Repurchased shares may be reissued to fulfill stock option exercises under the Company's stock option plans or to finance future acquisitions. The Company has not made any stock repurchases since 1994.
Capital Resources

As of June 26, 1997, the Company had approximately $13.8 million of available credit under the Bank Credit Facility. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future. See "Factors That May Affect Future Results - Growth Initiatives".

Factors That May Affect Future Results

(a) Growth Initiatives

Over the past five years, the Company has substantially increased its shelling, processing and manufacturing capacity through a combination of strategic acquisitions and improvements and expansions of its facilities. The Company increased its borrowings to finance these acquisitions, improvements and expansions. The Company's growth initiatives also increased the cost of operations and increased investments in inventory related to the resulting increased production capacity. Underutilization of its increased production capacity has had a negative impact on the Company's gross profit and gross profit margin. Until such time as the Company is able to more fully utilize its increased production capacity through further increases in its sales volume, the Company's results of operations may continue to be adversely affected. Furthermore, although the Company believes that cash flow from operations and funds available under its credit facilities (assuming the Company maintains compliance with its covenants under its financing arrangements) will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures for fiscal 1998, there can be no assurance that such cash flow and credit availability will be sufficient to meet future capital requirements or that the Company will remain in compliance with such covenants. See "Liquidity and Capital Resources". The Company strives to update and improve its management information systems to ensure their adequacy. Although the Company believes that its management information systems currently provide the Company with the information necessary to manage its business, there can be no assurance that the Company's management information systems will meet the Company's future requirements.

(b)  Availability of Raw Materials and Market Price Fluctuations

The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans, other nuts, dried fruit and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather condition and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon a determination by the United States Department of Agriculture or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. Shortages in the supply of and resulting increases in the prices of nuts and other raw materials used by the Company in its products could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts, dried fruit or chocolate may affect the value of the Company's inventory and the Company's profitability. For example, during the third quarter of 1996 the Company was required to record a $2.6 million charge against its earnings to reflect the impact of a lower cost or market adjustment of its pecan inventory. The Company has a significant inventory of nuts, dried fruit and chocolate that would be adversely affected by any decrease in the market price of such raw materials. See "General".

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

(e)  Fixed Price Commitments

From time to time, the Company enters into fixed price commitments with its customers. Such commitments typically represent 10% or less of the Company's annual net sales and are normally entered into after the Company's cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The Company plans to continue entering into fixed price commitments in respect to certain of its nut products prior to fixing its acquisition cost when, in management's judgment, market or crop harvest conditions so warrant. To the extent the Company does so, these fixed price commitments may result in losses. Historically, however, such losses have generally been offset by gains on other fixed price commitments. However, there can be no assurance that losses from fixed price commitments may not have a material adverse effect on the Company's results of operations.

(f)  Federal Regulation of Peanut Prices, Quotas and Poundage Allotments

Peanuts are an important part of the Company's product line. The Company processed approximately 40.4 million pounds of peanuts during the Transition Period, which represents approximately 45% of the total pounds of products processed by the Company for the period. The production and marketing of peanuts are regulated by the USDA under the Agricultural Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop by: (i) limiting peanut imports, (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year, and (iii) setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United States. Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 1997 calendar year is 1,236 million tons. Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal. Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country. The quota support price for the 1997 calendar year is $610 per ton.

The 1996 Farm Bill extended the federal support and subsidy program for peanuts for seven years. However, there are no assurances that Congress will not change or eliminate the program prior to its scheduled expiration. Changes in the federal peanut program could significantly affect the supply of, and price for, peanuts. While JBSS has successfully operated in a market shaped by the federal peanut program for many years, JBSS believes that it could adapt to a market without federal regulation if that were to become necessary. However, JBSS has no experience in operating in such a peanut market, and no assurances can be given that the elimination or modification of the federal peanut program would not adversely affect JBSS's business. Future changes in import quota limitations or the quota support price for peanuts at a time when the Company is maintaining a significant inventory of peanuts or has significant outstanding purchase commitments could adversely affect the Company's business by lowering the market value of the peanuts in its inventory or the peanuts which it is committed to buy. While the Company believes that its ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that future changes in, or the elimination of, the federal peanut program or import quotas will not adversely affect the Company's business.

The North American Free Trade Agreement ("NAFTA"), effective January 1, 1994, committed the United States, Mexico and Canada to the elimination of quantitative restrictions and tariffs on the cross-border movement of industrial and agricultural products. Under NAFTA, United States import restrictions on Mexican shelled and inshell peanuts are replaced by a tariff rate quota, initially set at 3,377 tons, which will increase by a 3% compound rate each year until 2001. Shipments within the quota's parameters enter the U.S. duty-free, while imports above-quota parameters from Mexico face tariff rates equivalent to approximately 120% on shelled and 185% on inshell peanuts. The tariffs will be phased-out gradually by 2001.

The Uruguay Round Agreement of the General Agreement on Trade and Tariffs ("GATT") took effect on July 1, 1995. Under GATT, the United States must allow peanut imports to grow to 5% of domestic consumption by 2001. Import quotas on peanuts have been replaced by high ad valorem tariffs, which must be reduced by 15% annually for each of the next six years. Also under GATT, the United States may limit imports of peanut butter, but must establish a tariff rate quota for peanut butter imports based on 1993 import levels. Peanut butter imports above the quota will be subject to an over-quota ad valorem tariff, which also will be reduced by 15% annually for each of the next six years.

Although NAFTA and GATT do not directly affect the federal peanut program, the federal government may, in future legislative initiatives, reconsider the federal peanut program in light of these agreements. The Company does not believe that NAFTA and GATT have had a material impact on the Company's business or will have a material impact on the Company's business in the near term.

Item 8 -- Financial Statements and Supplementary Data
-----------------------------------------------------

        Report of Independent Accountants
	Consolidated Balance Sheets at June 26, 1997, December 31, 1996 and
          December 31, 1995
	Consolidated Statements of Operations for the Twenty-Six Weeks Ended
          June 26, 1997 and June 27, 1996, and for the Years Ended
          December 31, 1996, 1995 and 1994
	Consolidated Statements of Stockholders' Equity for the Twenty-Six
          Weeks Ended June 26, 1997 and for the Years Ended
          December 31, 1996, 1995 and 1994
	Consolidated Statements of Cash Flows for the Twenty-Six Weeks
          Ended June 26, 1997 and June 27, 1996, and for the Years Ended December 31, 1996, 1995 and 1994
        Notes to Consolidated Financial Statements
        Quarterly Consolidated Financial Data


REPORT OF MANAGEMENT

The management of John B. Sanfilippo & Son, Inc. has prepared and is responsible for the integrity of the information presented in this Form 10-K, including the Company's financial statements. These statements have been prepared in conformity with generally accepted accounting principles and include, where necessary, informed estimates and judgments by management.

The Company maintains systems of accounting and internal controls designed to provide assurance that assets are properly accounted for, as well as to ensure that the financial records are reliable for preparing financial statements. The systems are augmented by qualified personnel and are reviewed on a periodic basis.

Our independent auditors, Price Waterhouse LLP, conduct annual audits of our financial statements in accordance with generally accepted auditing standards which include the review of internal controls for the purpose of establishing audit scope, and issue an opinion on the fairness of such financial statements.

The Company has an Audit Committee that meets periodically with management and the independent auditors to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls, and financial reporting matters. The independent auditors periodically meet alone with the Audit Committee and have free access to the Audit Committee at any time.

/s/ Gary P. Jensen
------------------
Gary P. Jensen
Executive Vice President, Finance
& Chief Financial Officer


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
John B. Sanfilippo & Son, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiaries at June 26, 1997 and December 31, 1996 and 1995, and the results of their operations and their cash flows for the twenty-six week period ended June 26, 1997 and each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management;
our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP
Chicago, Illinois
August 29, 1997




                        JOHN B. SANFILIPPO & SON, INC.
                         CONSOLIDATED BALANCE SHEETS

          June 26, 1997, December 31, 1996 and December 31, 1995
                            (dollars in thousands)

                                          June 26,       December 31,
                                            1997       1996        1995
                                        ---------------------------------

ASSETS
CURRENT ASSETS:
 Cash                                   $    631    $    602    $    408
 Accounts receivable, including
  affiliate receivables of $290,
  $170 and $237, respectively,
  less allowance for doubtful
  accounts of $669, $676 and
  $434, respectively                      25,200      27,386      27,789
 Inventories                              62,988      77,105      96,360
 Stockholder note receivable                  --          --         354
 Deferred income taxes                       618       1,056         762
 Income taxes receivable                   2,830       2,209          --
 Prepaid expenses and
  other current assets                     1,419         824         682
                                        --------    --------    --------
 TOTAL CURRENT ASSETS                     93,686     109,182     126,355
                                        --------    --------    --------
PROPERTIES :

 Buildings                                55,211      55,259      47,831
 Machinery and equipment                  66,019      64,353      52,825
 Furniture and leasehold improvements      4,956       4,940       4,813
 Vehicles                                  4,190       4,057       3,494
 Construction in progress                     --          --       8,977
                                        --------    --------    --------
                                         130,376     128,609     117,940
 Less: Accumulated depreciation           53,749      50,000      42,854
                                        --------    --------    --------
                                          76,627      78,609      75,086
 Land                                      1,892       1,945       1,945
                                        --------    --------    --------
                                          78,519      80,554      77,031
                                        --------    --------    --------
OTHER ASSETS:

 Goodwill and other intangibles            8,667       9,128       9,450
 Miscellaneous                             6,545       6,488       6,166
                                        --------    --------    --------
                                          15,212      15,616      15,616
                                        --------    --------    --------
                                        $187,417    $205,352    $219,002
                                        ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                         JOHN B. SANFILIPPO & SON, INC.
                          CONSOLIDATED BALANCE SHEETS

             June 26, 1997, December 31, 1996 and December 31, 1995
                 (dollars in thousands, except per share amounts)


                                          June 26,       December 31,
                                            1997       1996        1995
                                        ---------------------------------
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable                          $ 19,034    $ 22,294    $ 28,582
 Current maturities of long-term debt      4,937      12,697       3,586
 Accounts payable, including affiliate
  payables of $334, $538 and $1,071       11,193      23,843      26,727
 Accrued expenses                          8,656       9,392       8,668
 Income taxes payable                         --          --         644
                                         -------     -------     -------
TOTAL CURRENT LIABILITIES                 43,820      68,226      68,207
                                         -------     -------     -------

LONG-TERM LIABILITIES
 Long-term debt                           68,862      63,319      74,681
 Deferred income taxes                     1,664       1,187         503
                                         -------     -------     -------
                                          70,526      64,506      75,184
                                         -------     -------     -------
STOCKHOLDERS' EQUITY:
 Preferred Stock, $.01 par value;
  500,000 shares authorized,
  none issued or outstanding                  --          --          --
 Class A Common Stock, cumulative voting
  rights of ten votes per share, $.01 par
  value; 10,000,000 shares authorized,
  3,687,426 shares issued and outstanding     37          37          37
 Common Stock, noncumulative voting rights
  of one vote per share, $.01 par value;
  10,000,000 shares authorized, 5,578,140
  shares issued and outstanding               56          56          56
 Capital in excess of par value           57,191      57,191      57,191
 Retained earnings                        16,991      16,540      19,531
 Treasury stock, at cost                  (1,204)     (1,204)     (1,204)
                                         -------     -------     -------
                                          73,071      72,620      75,611
                                         -------     -------     -------
COMMITMENTS
                                        $187,417    $205,352    $219,002
                                         =======     =======     =======


The accompanying notes are an integral part of these financial statements.


                        JOHN B. SANFILIPPO & SON, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
        For the twenty-six weeks ended June 26, 1997 and June 27, 1996 and for the years ended December 31, 1996, 1995 and 1994
              (dollars in thousands, except for earnings per share)

                   Twenty-six Weeks Ended         Year Ended December 31,
                   -----------------------    -----------------------------
                              (Unaudited)
                    June 26,    June 27,
                      1997        1996        1996        1995       1994
                   -----------------------------------------------------------

Net sales          $ 133,064   $ 117,968   $ 294,404   $ 277,741  $ 208,970
Cost of sales        111,580     100,493     255,204     230,691    177,728
                    --------    --------    --------    --------   --------
Gross profit          21,484      17,475      39,200      47,050     31,242
                    --------    --------    --------    --------   --------
Selling expenses      11,787      10,406      23,909      20,231     17,137
Administrative
 expenses              4,975       5,644      11,501      10,107      8,720
                    --------    --------    --------    --------   --------
                      16,762      16,050      35,410      30,338     25,857
                    --------    --------    --------    --------   --------
Income from
 operations            4,722       1,425       3,790      16,712      5,385
                    --------    --------    --------    --------   --------
Other income
 (expense):

Interest expense
 ($440, $453,
  $899, $936 and
  $985 to affiliates) (4,135)     (4,822)     (9,051)     (7,673)    (6,015)
Interest income
 ($0, $7, $7,
  $135 and $579
  from  affiliates)       16          17          27         188        673
Gain (loss) on
 disposition of
 properties                3           7          12          26        (40)
Rental income            233         215         411         393        256
                    --------    --------    --------    --------   --------
                      (3,883)     (4,583)     (8,601)     (7,066)    (5,126)
                    --------    --------    --------    --------   --------
Income (loss)
 before income taxes     839      (3,158)     (4,811)      9,646        259
Income tax (expense)
 benefit                (388)      1,211       1,820      (3,858)      (210)
                    --------    --------    --------    --------   --------
Net income (loss)  $     451   $  (1,947)  $  (2,991)  $   5,788  $      49
                    ========    ========    ========    ========   ========
Earnings (loss) per
 common share      $    0.05   $   (0.21)  $   (0.33)  $    0.63  $    0.00
                    ========    ========    ========    ========   ========
Weighted average
 shares
 outstanding       9,147,666   9,147,666   9,147,666   9,070,000  8,990,946
                   =========   =========   =========   =========  =========

 The accompanying notes are an integral part of these financial statements.



                        JOHN B. SANFILIPPO & SON, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the twenty-six weeks ended June 26, 1997
           and for the years ended December 31, 1996, 1995 and 1994
               (dollars in thousands, except per share amounts)



                        Class A          Capital in
                        Common   Common  Excess of   Retained  Treasury
                         Stock   Stock   Par Value   Earnings   Stock    Total
                     ----------------------------------------------------------

Balance, December
 31, 1993               $   37  $   54   $55,462     $13,694  $        $69,247
Net income                                                49                49
Repurchase of 117,900
 shares of Common Stock                                        (1,204)  (1,204)
                         -----   -----    ------      ------   ------   ------
Balance, December
 31, 1994                   37      54    55,462      13,743   (1,204)  68,092
Net income                                             5,788             5,788
Issuance of 185,990
 shares of Common Stock              2     1,729                         1,731
                         -----   -----    ------      ------   ------   ------
Balance, December
 31, 1995                   37      56    57,191      19,531   (1,204)  75,611
Net loss                                              (2,991)           (2,991)
                         -----   -----    ------      ------   ------   ------
Balance, December
 31, 1996                   37      56    57,191      16,540   (1,204)  72,620
Net income                                               451               451
                         -----   -----    ------      ------   ------   ------
Balance, June
 26, 1997               $   37  $   56   $57,191     $16,991  $(1,204) $73,071
                         =====   =====    ======      ======   ======   ======


The accompanying notes are an integral part of these financial statements.




                        JOHN B. SANFILIPPO & SON, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the twenty-six weeks ended June 26, 1997  and June 27, 1996 and for the years ended December 31, 1996, 1995 and 1994
                           (dollars in thousands)


                                                    (Unaudited)
                                         June 26,     June 27,    December 31,   December 31,   December 31,
                                          1997         1996         1996            1995          1994
                                      ------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                      $   451     $  (1,947)    $  (2,991)      $  5,788       $     49
  Adjustments:
   Depreciation and amortization          4,322         4,139         8,629          7,551          6,006
   (Gain) loss on disposition of
    properties                               (4)           (7)           (8)           (26)            40
   Deferred income taxes                    915            --           390            621           (160)
  Change in current assets and
   current liabilities:
   Accounts receivable, net               2,186         7,021           403         (5,165)        (2,939)
   Inventories                           14,117        13,178        19,255         (7,345)       (14,308)
   Prepaid expenses and
    other current assets                   (595)         (329)         (142)         1,455           (231)
   Accounts payable                     (12,650)      (17,039)       (2,884)         7,124          7,509
   Accrued expenses                        (736)         (729)          724          3,365          2,231
   Income taxes receivable/payable         (621)       (2,279)       (2,853)           644         (1,218)
                                         ------        ------        ------         ------         ------
  Net cash provided by (used in)
   operating activities                   7,385         2,008        20,523         14,012         (3,021)
                                         ------        ------        ------         ------         ------
Cash flows from investing activities:
  Acquisition of properties              (1,898)       (5,246)       (9,198)       (13,517)       (30,884)
  Proceeds from disposition of
   properties                                 7            10            13             50             31
  Stockholder note receivable                --           354           354            200            200
  Purchase of Fisher Nut business            --            --            --         (5,779)            --          --
  Note receivable from affiliate,
   net of repayments                         --            --            --          5,790            146
  Other                                     147           (61)       (1,437)        (3,268)          (682)
                                         ------        ------        ------         ------         ------
  Net cash used in investing activities ( 1,744)       (4,943)      (10,268)       (16,524)       (31,189)
                                         ------        ------        ------         ------         ------
Cash flows from financing activities:
  Net borrowings (repayments)
   on notes payable                      (3,259)        4,368        (6,289)       (21,714)        27,101
  Principal payments on long-term debt   (2,353)       (1,565)       (3,772)        (3,591)        (1,321)
  Proceeds from issuance of
   long-term debt                            --            --            --         27,500         10,010
  Payments to acquire treasury stock         --            --            --             --         (1,204)
  Proceeds from issuance of Common Stock     --            --            --            210             --
  Dividends paid                             --            --            --             --           (454)
                                         ------        ------        ------         ------         ------
  Net cash (used in) provided
   by financing activities              ( 5,612)        2,803       (10,061)         2,405         34,132
                                         ------        ------        ------         ------         ------
Net increase (decrease) in cash              29          (132)          194           (107)           (78)
Cash:
  Beginning of year                         602           408           408            515            593
                                         ------        ------        ------         ------         ------
  End of year                           $   631       $   276       $   602        $   408        $   515
                                         ======        ======        ======         ======         ======

Supplemental disclosures of
 cash flow information:

  Interest paid                         $ 4,127       $ 4,694       $ 8,785        $ 7,229        $ 5,747
  Taxes paid                                194         1,104         1,187          2,959          2,078
Supplemental schedule of noncash
 investing and financing activities:

  Note receivable issued on
   sale of property                          --            --            --             --             10
  Capital lease obligation incurred         136           191           270             -- 		8
  Acquisition of Machine Design              --            --            --          1,520             --
   Incorporated
  Acquisition of Fisher Nut properties
   payable pursuant to a promissory note     --         1,250         1,250             --             --

    The accompanying notes are an integral part of these financial statements.

John B. Sanfilippo & Son, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except share and per share data)
-------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
Basis of Consolidation
----------------------
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. and its wholly owned subsidiaries, including Sunshine Nut Co., Inc. (collectively, "JBSS" or the "Company").
Intercompany balances and transactions have been eliminated.

Nature of business
------------------
The Company processes and sells shelled and inshell nuts and other snack foods in both retail and wholesale markets. The Company has plants located throughout the United States. Revenues are generated from sales to a variety of customers, including several major retailers and the U.S. government. Revenues are recognized as products are shipped to customers. The related accounts receivable from sales are unsecured.

Acquisitions
------------
On November 6, 1995, the Company completed the first step in its acquisition of certain assets, and the assumption of certain liabilities, of the Fisher Nut business from The Procter & Gamble Company and its affiliates (the "Fisher Transaction"). The Fisher Transaction was divided into several parts, with the Company acquiring:
(i) the Fisher trademarks, brand names, product formulas and other intellectual and proprietary property for $5,000, paid on November 6, 1995; (ii) certain specified items of machinery and equipment for $1,250, payable pursuant to a promissory note dated January 10, 1996 (secured by such machinery and equipment), bearing interest at an annual rate of 8.5% and requiring eight equal quarterly installments of principal (plus accrued interest) commencing in June 1996; (iii) certain of the raw material and finished goods inventories of the Fisher Nut business for $15,789, payable monthly, in cash, in amounts based on the amounts of such inventories actually used by the Company during each month with a final payment of the balance, if any, of the purchase price on March 31, 1996; and (iv) substantially all of the packaging materials of the Fisher Nut business for $1,128, payable monthly, in cash, in amounts based on the amount of such materials actually used by the Company during each month with a final payment of the balance, if any, of the purchase price on November 6, 1996. The acquisition was accounted for in accordance with the purchase method of accounting with the purchase price being allocated to the specific assets based upon their estimated fair value. The intangible assets are being amortized on a straight-line basis over 15 years. Amortization expense was $208 for the twenty-six weeks ended June 26, 1997 and was $409 and $64 for the years ended December 31, 1996 and 1995, respectively.

The following represents the unaudited pro forma results of operations as if the Fisher Transaction had occurred at the beginning of the periods presented and reflect estimated purchase accounting and other adjustments related to the acquisition.

                                   (Unaudited)
                          ------------------------------
                             1995                   1994
                          ----------            ----------
Net sales                 $ 319,540             $ 263,818
Net (loss)                $  (7,960)            $ (12,495)
(Loss) per common share   $   (0.88)            $   (1.39)

The pro forma financial information is not necessarily indicative of the results of operations that would have been obtained if the Fisher Transaction had taken place at the beginning of the period presented or of future results of operations.

On September 27, 1995, the Company purchased the Arlington Heights, Illinois facility which it originally leased and renovated in connection with its contract manufacturing arrangement with the Fisher Nut Company. The purchase price for the Arlington Heights facility was approximately $2,235 and was financed pursuant to a first mortgage loan of $2,500. The remaining $265 was used to temporarily reduce the amount outstanding under the Company's prior bank credit facility.

On June 2, 1995, the Company acquired, for $150, the Flavor Tree trademark and substantially all of the assets relating to the products manufactured and sold under that trademark (including certain inventory) from the Dolefam Corporation. The acquisition was accounted for in accordance with the purchase method of accounting.

On May 31, 1995, The Company acquired 100% of the issued and outstanding stock of Machine Design Incorporated ("Machine Design") from Machine Design's then existing stockholders (the "Sellers") for shares of the Company's Common Stock, $.01 par value per share (the "Common Stock"), valued at approximately $1,520. The acquisition of Machine Design, which owns several patents pertaining to nut cracking equipment, but is otherwise not engaged in any active business, was structured as a merger of a newly formed, wholly owned subsidiary of the Company into Machine Design, with Machine Design continuing after the merger as the surviving corporation. The Company issued, on May 31, 1995, 164,342 shares of Common Stock, valued for purposes of the acquisition at $9.25 per share, in payment of the $1,520 purchase price for Machine Design. Pursuant to the Merger Agreement for the acquisition, the Company also issued an additional 21,648 shares of Common Stock to the Sellers on June 13, 1995, valued for purposes of the acquisition at $9.70 per share, for $210 in cash that was included in the assets of Machine Design as of the closing date of the acquisition. The acquisition was accounted for in accordance with the purchase method of accounting with the purchase price being allocated to the specific assets based upon their estimated fair value. The acquisition consisted of patents only, which are being amortized on a straight-line basis over six years. Amortization expense was $131 for the twenty-six weeks ended June 26, 1997 and was $261 and $152 for the years ended December 31, 1996 and 1995, respectively.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The value of inventory may be impacted by market price fluctuations.

Properties
----------
Properties are stated at cost. Cost, less the estimated salvage value, is depreciated using the straight-line method over the following estimated useful lives: buildings -- 30 to 40 years, machinery and equipment -- 5 to 10 years, furniture and leasehold improvements -- 5 to 10 years and vehicles -- 3 to 5 years.

The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss is recognized currently. Maintenance and repairs are charged to operations as incurred.

Certain lease transactions relating to the financing of buildings are accounted for as capital leases, whereby the present value of future rental payments, discounted at the interest rate implicit in the lease, is recorded as a liability. A corresponding amount is capitalized as the cost of the assets and amortized on a straight-line basis over the estimated lives of the assets or over the lease terms which range from
20 to 30 years, whichever is lower.   See also Note 8.

Earnings per common share
-------------------------
Earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. Common stock equivalents (stock options) had an immaterial effect on Transition Period, 1995 and 1994 earnings per share and, accordingly, have not been included in the weighted average shares outstanding. Fully diluted earnings per common share, which include the effect of conversion of common stock equivalents and a convertible debenture, for Transition Period, 1995 and 1994 are not materially different from the earnings per share presented. Common stock equivalents were not used in the 1996 earnings per share calculation as they were anti-dilutive.

Income taxes
------------
The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the Company's financial statements or tax returns. In estimating future tax consequences, the Company considers all expected future events other than changes in tax law or rates.

Fair value of financial instruments
-----------------------------------
Based on borrowing rates presently available to the Company under similar borrowing arrangements, the Company believes the recorded amount of its long-term debt obligations approximates fair market value. The carrying amount of the Company's other financial instruments approximates their estimated fair value based on market prices for the same or similar type of financial instruments.

Company customers
-----------------
The highly competitive nature of the Company's business provides an environment for the loss of customers and the opportunity for new customers.

Gross sales to one customer were $34,770 and $29,297, or 11.7% and 10.4%, of total gross sales for the years ended December 31, 1996 and 1995, respectively.

Management estimates
--------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill and other long-lived assets
------------------------------------
During 1996, the Company adopted Statement of Financial Accounting Standards No. 121. Under FAS 121, the Company reviews the carrying value of goodwill and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This review is performed by comparing estimated undiscounted future cash flows from use of the asset to the recorded value of the asset.

Current accounting pronouncements
---------------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128). FAS 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt FAS 128 for the quarter ending December 25, 1997. The Company does not believe that FAS 128 will have a material effect on its results of operations.

Interim financial data
----------------------
The interim financial data for the twenty-six weeks ended June 27, 1996 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

NOTE 2 - COMMON STOCK
---------------------
Capital stock transactions
--------------------------
The Company's Class A Common Stock, $.01 par value (the "Class A Stock"), has cumulative voting rights with respect to the election of those directors which the holders of Class A Stock are entitled to elect, and 10 votes per share on all other matters on which holders of the Company's Class A Stock and Common Stock are entitled to vote. In addition, each share of Class A Stock is convertible at the option of the holder at any time into one share of common stock and automatically converted into one share of common stock upon any sale or transfer other than related individuals. Each share of the Company's Common Stock, $.01 par value (the "Common Stock") has noncumulative voting rights of one vote per share. The Class A Stock and the Common Stock are entitled to share equally, on a share-for-share basis, in any cash dividends declared by the Board of Directors and the holders of the Common Stock are entitled to elect 25% of the members comprising the Board of Directors.

On February 25, 1994, the Company's Board of Directors authorized the purchase from time to time of up to an aggregate of 500,000 shares of Common Stock. Pursuant to such authorization, the Company repurchased 117,900 shares of Common Stock at an aggregate price of $1,204 during 1994. The Company intends to reissue repurchased shares to fulfill stock option exercises under its stock option plans or to finance future acquisitions.

On May 31, 1995, the Company issued 164,342 shares of Common Stock in payment of the purchase price for Machine Design of $1,520. For purposes of the acquisition the Common Stock was valued at $9.25 per share. On June 13, 1995, the Company issued an additional 21,648 shares of Common Stock valued at $9.70 per share, in exchange for $210 in cash that was included in the assets of Machine Design as of the closing.

NOTE 3 - INCOME TAXES
---------------------
The provision (benefit) for income taxes for the twenty-six weeks ended June 26, 1997 and for the years ended December 31, 1996, 1995 and 1994 are as follows:
                                                  December  31,
                       June 26,              ----------------------
                         1997                  1996    1995    1994
                      ---------              ------   -----   -----
Current:
  Federal              $ (431)              $(1,870) $2,496   $ 309
  State                   (96)                 (340)    741      61
Deferred                  915                   390     621    (160)
                      -------                ------   -----   -----
                       $  388               $(1,820) $3,858   $ 210
                      =======                ======   =====   =====

The differences between income taxes at the statutory federal income tax rate of 34% and income taxes reported in the statements of operations for the twenty-six weeks ended June 26, 1997 and for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                                   December 31,
                       June 26,              ----------------------
                        1997                  1996     1995    1994
                      ---------              -----    -----   -----

Federal statutory
 income tax rate         34.0%               34.0%    34.0%   34.0%
State income and
 replacement taxes,
 net of federal benefit   5.6                 4.7      5.1     8.5
Adjustments to prior
 year liability            --                  --       --    13.5
Nondeductible items,
 principally goodwill     4.7                (2.0)     0.8    24.7
Other                     1.9                 1.1      0.1     0.4
                        ------              ------   ------  ------
                         46.2%               37.8%    40.0%   81.1%
                        ======              ======   ======  ======

The deferred tax assets and liabilities are comprised of the following:

                                                    December 31,
                         June 26,        ----------------------------------
                           1997               1996              1995
                     Asset  Liability    Asset  Liability   Asset  Liability
                     -----  ---------    -----  ---------   -----  ---------
Current:
  Provision for
   doubtful accounts $ 268   $  --       $ 270    $  --     $ 174    $  --
  Employee
   compensation        388      --         363       --       331       --
  Inventory             75      --          75       --        20       --
  Accounts receivable   --    (405)         --       --        --       --
  Other                292      --         348       --       237       --
                     -----   -----       -----    -----     -----    -----
                     1,023    (405)      1,056       --       762       --
                     -----   -----       -----    -----     -----    -----
Long-Term:
  Depreciation          --   3,373          --    3,051        --    2,028
  Capitalized leases 1,342      --       1,312       --     1,133       --
  Other                367      --         552       --       392       --
                     -----   -----       -----    -----     -----    -----
                     1,709   3,373       1,864    3,051     1,525    2,028
                     -----   -----       -----    -----     -----    -----
Total               $2,732  $2,968      $2,920   $3,051    $2,287   $2,028
                     =====   =====       =====    =====     =====    =====

NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following:

                                               December 31,
                               June 26,      ----------------
                                1997         1996        1995
                              ----------    -----       -----

Raw material and supplies      $29,713     $48,213     $70,465
Work-in-process and
 finished goods                 33,275      28,892      25,895
                                ------      ------      ------
                               $62,988     $77,105     $96,360
                                ======      ======      ======

NOTE 5 - NOTE RECEIVABLE FROM AFFILIATE
---------------------------------------

On September 29, 1992, the Company loaned $6,223 to a partnership, certain partners of which are also directors, officers and/or stockholders of the Company, which owns a building under capital lease with the Company. The loan was secured by a first mortgage on the building and by a secured promissory note which accrued interest at the rate of 8.72% per annum and was payable in equal monthly installments of principal and interest of $55 each over a period of 20 years. The Company recognized $96 and $524 of interest income in 1995 and 1994, respectively, relating to the note receivable. On March 7, 1995, the partnership repaid the secured promissory note in full and the Company released its mortgage on the building.

NOTE 6 - INVESTMENT IN NAVARRO PECAN COMPANY, INC.
--------------------------------------------------

Effective August 31, 1991, the Company assigned all of its rights in advances to Navarro Pecan Company, Inc. ("Navarro") to a director, officer and stockholder of the Company for a purchase price of $1,154, which represented the aggregate amount of principal and interest outstanding under the advances. The purchase price for the Navarro advances was payable pursuant to a promissory note which bore interest at 8% per year and required quarterly principal installments of $50, plus interest through March 1996. During 1996, 1995 and 1994, the Company recognized $7, $39 and $55, respectively, of interest income relating to this note receivable. This promissory note was fully paid in 1996 under the terms and conditions set forth upon its origination. The Company purchased inventory from Navarro during the years ended December 31, 1996, 1995 and 1994 aggregating $532, $1,205 and $148, respectively. Accounts payable to Navarro aggregated $793 at December 31, 1995. The Company sold inventory to Navarro aggregating $379 during the twenty-six weeks ended June 26, 1997 and for the years ended December 31, 1996, 1995 and 1994 aggregating $1,233, $1,209 and $806, respectively. Accounts receivable from Navarro aggregated $197 at June 26, 1997 and $143 and $229 for the years ended December 31, 1996 and 1995, respectively.

NOTE 7 - NOTES PAYABLE
----------------------

Notes payable consist of the following:

                                             December 31,
                       June 26,           --------------------
                         1997             1996            1995
                      ---------          -----           -----
Revolving bank loan    $19,034          $22,294         $28,582
                        ======           ======          ======

On March 27, 1996, the Company entered into a new unsecured credit facility, with certain banks, totaling $60,000 (the "Bank Credit Facility"). The Bank Credit Facility is comprised of (i) a working capital revolving loan which (as described below, depending on the time of year) provides for working capital financing of up to approximately $51,740, in the aggregate, and matures on March 27, 1998, and (ii) an $8,260 standby letter of credit which matures on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 6.85% at June 26, 1997) determined pursuant to a formula based on the agent bank's quoted rate, the Federal Funds Rate and the Eurodollar Interbank Rate. The standby letter of credit replaced a prior letter of credit securing certain industrial development bonds which financed the original acquisition, construction, and equipping of the Company's Bainbridge, Georgia facility. The aggregate amount outstanding under the Bank Credit Facility, as amended, is limited to specified amounts which vary, because of the seasonal nature of the Company's business, from $60,000 during January through March, to $50,000 during April through May, to $40,000 during June through September, to $50,000 during October through December.

On January 24, 1997, the Company granted a first priority perfected security interest in, and liens on, substantially all of the Company's assets to secure the Company's obligations under the Bank Credit
Facility.

The Bank Credit Facility, as amended, includes certain restrictive covenants that, among other things: (i) require the Company to maintain a minimum tangible net worth; (ii) comply with specified ratios; (iii) limit calendar 1997 capital expenditures to $7,200; (iv) restrict dividends to 25% of the Company's cumulative net income from January 1, 1996; and (v) require that certain officers and stockholders of the Company, together with their respective family members and certain trusts created for the benefits of their respective children, continue to own shares representing the right to elect a majority of the directors of the Company.


NOTE 8 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:

                                                                December 31,
                                             June 26,     ---------------------
                                               1997        1996            1995
                                            ---------     -----           -----
Industrial development bonds, secured by
 building, machinery and equipment with
 a cost aggregating $8,000                   $ 8,000    $ 8,000         $ 8,000
Bank loan, secured by land and building
 with a cost of $2,050 guaranteed by
 certain stockholders of JBSS, principal
 and interest at 11.25%, payable in monthly
 installments of $18 through May 1999          1,620      1,636           1,666
Capitalized lease obligations                  7,899      8,032           8,277
Series A note payable, interest payable
 quarterly at 8.72%, principal payable
 in semi-annual installments of $200
 beginning February 1995                       3,000      3,200           3,600
Series B note payable, interest payable
 quarterly at 9.07%, principal payable
 in semi-annual installments of $300
 beginning February 1995                       4,500      4,800           5,400
Series C note payable, interest payable
 quarterly at 9.07%, principal payable
 in semi-annual installments of $200
 beginning February 1995                       3,000      3,200           3,600
Series D note payable, interest payable
 quarterly at 9.18%, principal payable
 in semi-annual installments of $150
 beginning May 1995                            2,250      2,400           2,700
Series E note payable, interest payable
 quarterly at 7.34%, principal payable
 in semi-annual installments of $400
 beginning May 1995                            6,000      6,400           7,200
Series F notes payable, interest payable
 quarterly at 9.16%, principal payable
 in semi-annual installments ranging
 from $550 to $475 beginning November 1996     8,925      9,450          10,000
Note payable, interest payable
 semi-annually at 8.3%, principal payable
 in annual installments of approximately
 $1,429 beginning September 1, 1999           10,000     10,000          10,000
Note payable, Subordinated interest payable
 semi-annually at 9.38%, principal payable
 in three annual installments of $5,000
 beginning on September 1, 2003               15,000     15,000          15,000
Arlington Heights facility, first mortgage,
 principal and interest payable at 8.875%,
 in monthly installments of $22 beginning
 November 1, 1995 through October 1, 2015      2,414      2,440           2,489
Note payable, secured by machinery and
 equipment with a cost aggregating $1,250,
 principal and interest at 8.50%, payable
 in quarterly installments of $194
 beginning June 1996                             736      1,082              --
Other                                            455        376             335
                                              ------     ------          ------
                                              73,799     76,016          78,267
Less: Current maturities                       4,937     12,697           3,586
                                              ------     ------          ------
                                             $68,862    $63,319         $74,681
                                              ======     ======          ======




JBSS financed the construction of a peanut shelling plant with industrial development bonds in 1987. Through May 31, 1992, the bonds bore interest payable semi-annually at 7%. On June 1, 1992, the Company remarketed the bonds, resetting the interest rate at 6% through May 1997. On June 1, 1997, the Company remarketed the bonds, resetting the interest rate at 5.375% through May 2002, and at a market rate to be determined thereafter. On June 1, 2002, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bond holder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a "best efforts" basis. The agreement requires the Company to redeem the bonds in varying annual installments, ranging from $170 to $780, beginning in 1998 and running through 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option at any time, however, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

On September 29, 1992, the Company entered into a long-term financing facility with a major insurance company (the "Long-Term Financing Facility") which provided financing to the Company evidenced by promissory notes in the aggregate principal amount of $14,000 (the "Initial Financing"). The Initial Financing was comprised of (i) a $4,000 7.87% Senior Secured Term Note due 2004 (the "Series A Note"), (ii) a $6,000 8.22% Senior Secured Term Note due 2004 (the "Series B Note"), and (iii) a $4,000 8.22% Senior Secured Term Note due 2004 (the "Series C Note"). In addition, the Long-Term Financing Facility included a shelf facility providing for the issuance by the Company of additional promissory notes with an aggregate original principal amount of up to $11,000 (the "Shelf Facility"). On January 15, 1993, the Company borrowed $3,000 under the Shelf Facility evidenced by an 8.33% Senior Secured Term Note due 2004 (the "Series D Note").
On September 15, 1993, the Company borrowed the remaining $8,000 available under the Shelf Facility evidenced by a 6.49% Senior Secured Term Note due 2004 (the "Series E Note").

On October 19, 1993, the Long-Term Financing Facility was amended to provide for an additional shelf facility providing for the issuance by the Company of additional promissory notes with an aggregate original principal amount of $10,000 and to terminate and release all liens and security interests in Company properties. On June 23, 1994, the Company borrowed $10,000 under the additional shelf facility evidenced by an $8,000 8.31% Series F Senior Note due May 15, 2006 (the "Series F-1 Note") and a $2,000 8.31% Series F Senior Note due May 15, 2006 (the "Series F-2 Note").

Effective January 1, 1997, the interest rates on each promissory note comprising the Long-Term Financing Facility were increased by 0.85%, due to the Company not meeting the required ratio of
(a) net income plus interest expense to (b) senior funded debt for the year ending December 31, 1996.

On January 24, 1997, the Company granted (a) a first priority perfected security interest in, and liens on, substantially all of the Company's assets to secure the Company's obligations under the Bank Credit Facility, the Long-Term Financing Facility and the senior portion of the Additional Long-Term Financing (as defined below), and (b) a junior security interest in the Company's assets to secure the obligations under the subordinated portion of the Additional Long-Term Financing. Also, on January 24, 1997 the Company entered into the Second Amended and Restated Note Agreement under the Long-Term Financing Facility. The Long-Term Financing Facility was amended to contain the same restrictive covenants as contained in the Bank Credit Facility, as discussed in Note 7.

On September 12, 1995, the Company borrowed an additional $25,000 under an unsecured long-term financing arrangement (the "Additional Long-Term Financing"). The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10,000 of the principal amount thereof, bears interest at an annual rate of 8.3% and, beginning on September 1, 1999, requires annual principal payments of approximately $1,429 each through maturity, and (ii) as to the other $15,000 of the principal amount thereof (which is subordinated to the Company's other debt facilities), bears interest at an annual rate of 9.38% and requires annual principal payments of $5,000 beginning on September 1, 2003 through maturity.

The Additional Long-Term Financing includes certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) require the Company to maintain a minimum tangible net worth; and (iii) limit cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of a cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and
(c) $5,000.

As described above, on January 24, 1997, the Company granted security interests in, and liens on, substantially all of the Company's assets to secure the Company's obligations under its financing arrangements. On January 24, 1997, the Company entered into Amendment No. 2 to Note Purchase Agreement under the Additional Long-Term Financing. This amendment, among other things, required the Company to achieve specified levels of consolidated operating income and to not exceed specified levels of interest expense for those fiscal quarters ending December 1996 through June 1997. This amendment also requires a reduced minimum fixed charge coverage ratio for the quarter ending in September 1997, after which time the terms of the original Additional Long-Term Financing again become effective.

On September 27, 1995, the Company purchased the Arlington
Heights, Illinois facility which it previously leased. The purchase was financed pursuant to a $2,500 first mortgage loan on the facility.

As part of the Fisher Transaction, the Company acquired specified items of machinery and equipment for $1,250, payable pursuant to a promissory note dated January 10, 1996 (secured by such machinery and equipment), bearing interest at an annual rate of 8.5% and requiring eight equal quarterly installments of principal and interest beginning in June, 1996.

Aggregate maturities of long-term debt, excluding capitalized lease obligations, are as follows for the years ending:

June 25, 1998                              $ 4,937
June 24, 1999                                5,795
June 29, 2000                                5,676
June 28, 2001                                5,762
June 27, 2002                               12,709
Subsequent years                            38,920
                                            ------
                                           $73,799
                                            ======

The accompanying financial statements include the following amounts related to assets under capital leases:

                                                      December 31,
                                     June 26,       -----------------
                                      1997           1996        1995
                                     --------       -----       -----
Buildings                            $ 9,520       $ 9,520     $ 9,520
Less: Accumulated amortization         4,974         4,768       4,357
                                      ------        ------      ------
                                     $ 4,546       $ 4,752     $ 5,163
                                      ======        ======      ======

Amortization expense aggregated $206 for the twenty-six weeks ended June 26, 1997, $411, $412 and $455 for the years ended
December 31, 1996, 1995 and 1994.

Buildings under capital leases are rented from entities that are owned by certain directors, officers, and stockholders of JBSS. Future minimum payments under the leases, together with the related present value, are summarized as follows for the years ending:

June 25, 1998                                       $ 1,144
June 24, 1999                                         1,144
June 29, 2000                                         1,144
June 28, 2001                                         1,144
June 27, 2002                                         1,144
Subsequent years                                      9,121
                                                     ------
Total minimum lease payments                         14,841
Less:  Amount representing interest                   6,942
                                                     ------
Present value of minimum lease payments,
  including amounts due to affiliates of $7,899     $ 7,899
                                                     ======

JBSS also leases buildings and certain equipment pursuant to agreements accounted for as operating leases. Rent expense under these operating leases aggregated $387 the twenty-six weeks ended June 26, 1997 and aggregated $777, $805 and $684 for the years ended December 31, 1996, 1995 and 1994, respectively. Aggregate noncancelable lease commitments under these operating leases are as follows for the years ending:

June 25, 1998                                        $ 827
June 24, 1999                                          344
June 29, 2000                                          124
June 28, 2001                                           71
June 27, 2002                                            3
                                                     -----
                                                    $1,369
                                                     =====

NOTE 9 - EMPLOYEE BENEFIT PLANS
-------------------------------

JBSS maintains a contributory profit sharing plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements.
 Through June 26, 1997, the Company contributed 50% of the amount contributed by each employee up to certain maximums specified in the plan. Additional contributions are determined
at discretion of the Board of Directors.   No additional
contributions were made for the twenty-six weeks ended June 26, 1997 or for the years ended December 31, 1996 and 1994. For 1995, the additional contribution was $383, which was paid in 1996.

JBSS contributed approximately $53 during the twenty-six weeks ended June 26, 1997 and contributed $86, $73 and $79 during the years ended December 31, 1996, 1995 and 1994, respectively, to multi-employer union-sponsored pension plans. JBSS is presently unable to determine its respective share of either accumulated plan benefits or net assets available for benefits under the union plans.

NOTE 10 - TRANSACTIONS WITH AFFILIATES
--------------------------------------

In addition to the related party transactions described in Notes
5, 6 and 8, JBSS also entered into transactions with the following affiliates:

Equipment purchases
-------------------
During the twenty-six weeks ended June 26, 1997, JBSS purchased $76 and during the years ended December 31, 1996, 1995 and 1994 JBSS purchased $442, $681 and $1,209, respectively, of customized manufacturing equipment and engineering services from an entity owned by stockholders, both of whom are related to the Company's Chairman of the Board and Chief Executive Officer and one of whom is an executive officer of the Company. In addition to the foregoing, JBSS leased office and warehouse space to the entity. Rent collected from the entity aggregated $49 for the twenty-six weeks ended June 26, 1997 and aggregated $62, $12 and $12 for the years ended December 31, 1996, 1995 and 1994, respectively. Accounts receivable aggregated $16 at June 26, 1997, $9 at December 31, 1996 and $6 at December 31, 1995. Accounts payable aggregated $13 at December 31, 1996.

Material purchases
------------------
JBSS purchases materials from a company which is owned 50% by the Company's Chairman of the Board and Chief Executive Officer. Material purchases aggregated $2,261 for the twenty-six weeks ended June 26, 1997, and aggregated $5,049, $3,255 and $2,221 during the years ended December 31, 1996, 1995 and 1994, respectively. Accounts payable included amounts due to the related entity for materials of $334 at June 26, 1997, $525 at December 31, 1996 and $278 at December 31, 1995.

Brokerage commissions
---------------------
During the twenty-six weeks ended June 26, 1997, JBSS paid brokerage commissions of $16 and during the years ended December 31, 1996, 1995 and 1994 paid commissions of $90, $43 and $52, respectively, to a food brokerage company. In addition, JBSS paid brokerage commissions to a trading company of $89 and $166 during the years ended December 31, 1995 and 1994. The President of the food brokerage company and the trading company is related to the Company's President.

Product purchases and sales
---------------------------
JBSS also purchased products aggregating $137, $458 and $902 during the years ended December 31, 1996, 1995 and 1994, respectively, from the trading company referred to in the preceding paragraph. JBSS sold products to the same company aggregating $6, $12 and $28 during the years ended December 31, 1996, 1995 and 1994, respectively.

Additionally, during the twenty-six weeks ended June 26, 1997, JBSS made sales aggregating $423, and aggregated $1,014, $276 and $154 during the years ended December 31, 1996, 1995 and 1994, respectively, to a company which is indirectly owned, in part, by a member of the JBSS Board of Directors who is not an employee of the Company. Accounts receivable aggregated $77 at June 26, 1997.

JBSS purchased services from a company in which the owner is an employee of the Company. Purchases were $38 during the twenty-six weeks ended June 26, 1997, and $105, $74 and $68 during the years ended December 31, 1996, 1995 and 1994, respectively.

Building Space Rental
---------------------
During the twenty-six weeks ended June 26, 1997, and the years ended December 31, 1996 and 1995, the Company rented office and warehouse space to a company whose president is related to the Company's Chairman of the Board and Chief Executive Officer. Rental income for the twenty-six weeks ended June 26, 1997 aggregated $32, and for the years ended December 31, 1996 and 1995 were $66 and $10, respectively.

NOTE 11 - STOCK OPTION PLANS
----------------------------

As permitted, the Company applies Accounting Principles Board
Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans with the alternative method of Statement of Financial Accounting
Standards No. 123, Accounting for Stock-Based Compensation, the effect on the Company's net income (loss) for the twenty-six weeks ended June 26, 1997 and for the years ended December 31, 1996 and December 31, 1995 would not have been significant.

In October 1991, JBSS adopted a stock option plan (the "1991 Stock Option Plan") which became effective on December 10, 1991 and was terminated early by the Board of Directors on February 28, 1995. Pursuant to the terms of the 1991 Stock Option Plan, up to 350,000 shares of Common Stock can be awarded to certain executives and key employees of JBSS and its subsidiaries. The exercise price of the options will be determined as set forth in the 1991 Stock Option Plan by the Board of Directors. The exercise price for the stock options will be at least fair market value with the exception of nonqualified stock options which will have an exercise price equal to at least 33% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1991 Stock Option Plan, options expire upon termination of employment. All of the options granted were intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the "Code"). Although the majority of the options granted have an exercise price equal to the market price on the date of grant, in 1995, 3,650 options, were granted to individuals who own directly (or by attribution under Section 424(d) of the Code) shares possessing more than 10% of the total combined voting power of all classes of JBSS and thus, in order to qualify as incentive stock options, have an exercise price equal to 110% of the market price on the date of grant .

Effective February 28, 1995, the Board terminated early the 1991 Stock Option Plan. The termination of the 1991 Stock Option Plan did not, however, affect options granted under the 1991 Stock Option Plan which remained outstanding as of the effective date of such termination. Accordingly, the unexercised options outstanding under the 1991 Stock Option Plan at December 31, 1995 will continue to be governed by the terms of the 1991 Stock Option Plan.

The following is a summary of activity under the 1991 Stock
Option Plan:
                                  Number of         Weighted-Average
                                   shares            Exercise Price
                                  ---------        ------------------
Outstanding at December 31, 1994  309,450               $13.10
Granted                            38,800               $ 6.06
Canceled                           (4,100)              $ 9.78
                                  -------
Outstanding at December 31, 1995  344,150               $12.35
Canceled                          (77,450)              $12.04
                                  -------
Outstanding at December 31, 1996  266,700               $12.43
Canceled                          (40,100)              $13.31
                                  -------
Outstanding at June 26, 1997      226,600               $12.30
                                  =======
Options exercisable at
 June 26, 1997                    197,825               $12.67
                                  =======

Exercise prices for options outstanding as of June 26, 1997 ranged from $6.00 to $16.50. The weighted-average remaining contractual life of those options is 5.2 years. The options outstanding at June 26, 1997 may be segregated into two ranges, as is shown in the following:

                            Option Price Per       Option Price Per
                              Share Range             Share Range
                              $6.00-$6.60           $12.00-$16.50
                            ----------------       ----------------
Number of options                30,250                 196,350
Weighted-average exercise
 price                            $6.07                  $13.26
Weighted-average remaining
 life (years)                       6.9                     4.9
Number of options exercisable    15,125                 182,700
Weighted average exercise
 price for exercisable options    $6.07                  $13.19

At the Company's annual meeting of stockholders on May 2, 1995, the Company's stockholders approved, and the Company adopted, effective as of March 1, 1995, a new stock option plan (the "1995 Equity Incentive Plan") to replace the 1991 Stock Option Plan. Pursuant to the terms of the 1995 Equity Incentive Plan, up to 200,000 shares of Common Stock can be awarded to certain key employees and "outside directors" (i.e. directors who are not employees of the Company or any of its subsidiaries). The exercise price of the options is determined as set forth in the 1995 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant, with the exception of nonqualified stock options which will have an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1995 Equity Incentive Plan options expire upon termination of employment of directorship. The options granted under the 1995 Equity Incentive Plan, are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. All of the options granted were intended to qualify as incentive stock options within the meaning of Section 422 of the Code. Although the majority of the options granted have an exercise price equal to the fair market value of the Common Stock on the date of grant, 9,600 options were granted in 1997 and 7,100 options were granted in 1995 to individuals who own directly (or by attribution under Section 424(d) of the Code) shares possessing more than 10% of the total combined voting power of all classes of stock of JBSS, and thus, in order to qualify as incentive stock options, have an exercise price equal to 110% of the fair market value on the date of grant. The options granted under the 1995 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary of the date of grant.

The following is a summary of activity under the 1995 Equity
Incentive Plan:

                                                         Weighted-Average
                                Number of Shares          Exercise Price
                                ----------------         ----------------
Outstanding at December 31, 1994      --                        --
Granted                             92,300                     $9.47
                                   -------
Outstanding at December 31, 1995    92,300                     $9.47
Granted                              7,000                     $7.02
Canceled                           (10,800)                    $9.38
                                   -------
Outstanding at December 31, 1996    88,500                     $9.28
Granted                            102,100                     $6.30
Canceled                           ( 4,900)                    $8.24
                                   -------
Outstanding at June 26, 1997       185,700                     $7.67
                                   =======
Options exercisable at
 June 26, 1997                      22,225                     $9.38
                                   =======

Exercise prices for options outstanding as of June 26, 1997 ranged from $5.25 to $10.50. The weighted-average remaining contractual life of those options is 8.7 years. The options outstanding at June 26, 1997 may be segregated into two ranges, as is shown in the following:

                                     Option Price Per  Option Price Per
                                       Share Range       Share Range
                                       $5.25-$6.88      $8.25-$10.50
                                      ----------------  -----------------
Number of options                        105,800            79,900
Weighted-average exercise price            $6.30             $9.48
Weighted-average remaining life (years)      9.4               8.3
Number of options exercisable              1,000            21,225
Weighted average exercise price
 for exercisable options                   $6.66             $9.51




NOTE 12 - LEGAL MATTERS
-----------------------

The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. It is management's opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.


	QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table presents unaudited quarterly consolidated financial data for the Company for the twenty-six weeks ended June 26, 1997 and for the years ended December 31, 1996 and 1995. Such data are unaudited, but in the opinion of the Company reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere herein. Such quarterly consolidated data are not necessarily indicative of future results of operations.


                                                                   Quarter Ended
                            ------------------------------------------------------------------------------------------------------
                            Mar.27,   June 26,   Mar.28,   June 27,   Sept.26,   Dec.31,   Mar.30,   June 29,   Sept.28,   Dec.31,
                             1997       1997      1996      1996      1996         1996      1995      1995      1995       1995
                            -------   --------   -------   --------   --------   -------   -------   --------   --------   -------
                                                      (dollars in thousands, except per share data)
Statement of Income Data:
Net sales                  $ 58,525   $ 74,539  $ 53,059   $ 64,909   $ 70,373  $106,063  $ 47,089   $ 58,818   $ 67,048 $ 104,786
Gross profit                  9,563     11,921     8,176      9,299      6,175    15,550     8,089     11,848     12,089    15,024
Income (loss)
 from operations              1,622      3,100       534        887     (2,298)    4,667     2,149      3,457      4,635     6,471
Net (loss) income              (192)       643    (1,184)      (763)    (2,590)    1,546       191      1,062      1,784     2,751
(Loss) earnings per
 common share(1)              (0.02)      0.07     (0.13)    ( 0.08)     (0.28)     0.17      0.02       0.12       0.20      0.29

Balance Sheet Data
 (at end of period):

Working capital            $ 40,396   $ 49,866  $ 54,467   $ 44,514   $ 40,965  $ 40,956  $ 35,764   $ 35,489   $ 63,120  $ 58,148
Long-term debt               62,041     68,862    74,213     65,603     64,202    63,319    49,782     49,255     75,485    74,681
Total debt                  110,991     92,833   123,083    111,096    101,286    98,310   105,712     96,623     95,649   106,849

_________________________

(1)	Earnings (loss) per common share calculations for each of
the quarters is based on the weighted average number of shares of Common Stock and Class A Stock outstanding for each period.


Item 9 -- Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
-----------------------------------------------------------

There were no disagreements on any matters of accounting principles or financial statement disclosure with the Company's independent accountants during the twenty-six weeks ended June
26, 1997 and the years ended December 31, 1996 and 1995.


                                PART III

Item 10 -- Directors and Executive Officers of the Registrant
-------------------------------------------------------------

                        DIRECTORS OF THE REGISTRANT

The following are the directors of the Registrant:

WILLIAM D. FISCHER, Director, age 68 -- Mr. Fischer served as the President and Chief Operating Officer of Dean Foods Company, a publicly traded dairy and specialty food products company based in Franklin Park, Illinois from 1989 through December 1993. He also served as that company's Vice President, Finance from 1971 to 1989, Secretary from 1973 to 1988, Treasurer from 1973 to 1984 and as a director from 1979 to March 1996. Mr. Fischer has also served as a director and a member of the compensation committee of Allied Products Corporation, a manufacturer of industrial and agricultural machinery, since 1993. Mr. Fischer has been a member of the Company's Board of Directors since December 1991 and is a member of the Company's Audit and Compensation Committees.

JOHN W. A. BUYERS, Director, age 69 -- Mr. Buyers is currently employed by C. Brewer and Company, Limited ("C. Brewer"), based in Honolulu, Hawaii, where he has served as Chief Executive
Officer since 1975 and as Chairman of the Board since 1982.
Mr. Buyers is also currently the Chairman of the Board, President and Chief Executive Officer of Buyco, Inc., the privately-held parent company of C. Brewer, and has served in those capacities since 1986. C. Brewer is a diversified agribusiness, specialty foods company and developer of commercial and agricultural real estate. It is the world's leading producer of macadamia nuts
(Mauna Loar) and guava (KAIr and Mauna La'ir).  In addition, C.
Brewer specializes in the roasting, processing, marketing and distribution of Kona Coffee (Royal Konar and Mauna Kear) as well as the processing, marketing and distribution of Hawaiian fruit jams, jellies and syrups (Kukuir). C. Brewer also distributes products and services for the agricultural, environmental and construction industries. See "Item 13 -- Certain Relationships and Related Transactions." In addition, Mr. Buyers currently serves on the board of directors of First Hawaiian Bank, First Hawaiian, Inc.,
Mauna Loa Macadamia Partners, L.P., and C. Brewer Homes, Inc.
Mr. Buyers has been a member of the Company's Board of Directors since January 1992 and is a member of the Company's Audit and Compensation Committees.

JASPER B. SANFILIPPO, Chairman of the Board and Chief Executive Officer and Director, age 66 -- Mr. Sanfilippo has been employed by the Company since 1953. Mr. Sanfilippo served as the Company's President from 1982 to December 1995 and was the Company's Treasurer from 1959 to October 1991. He became the Company's Chairman of the Board and Chief Executive Officer in October 1991 and has been a member of the Company's Board of Directors since 1959. Mr. Sanfilippo is also a member of the Company's Compensation Committee. Since June 1992,
Mr. Sanfilippo has been a member of the Board of Directors and a Vice President of Sunshine Nut Co., Inc. ("Sunshine"), a wholly-owned subsidiary acquired by the Company in 1992. Mr. Sanfilippo is the father of Jasper B. Sanfilippo, Jr. and James J. Sanfilippo, each of whom is an executive officer of the Company, the brother-in-law of Mathias A. Valentine, the President and a director of the Company, and the uncle of Michael J. Valentine, a director and an executive officer of the Company.

MATHIAS A. VALENTINE, President and Director, age 64 --
Mr. Valentine has been employed by the Company since 1960 and was named its President in December 1995. He served as the Company's Secretary from 1969 to December 1995, as its Executive Vice President from 1987 to October 1991, and as its Senior Executive Vice President and Treasurer from October 1991 to December 1995.
 He has been a member of the Company's Board of Directors since 1969. Mr. Valentine is also a member of the Company's Compensation Committee. Mr. Valentine has been a member of the Board of Directors and a Vice President of Sunshine since June 1992. Mr. Valentine is the brother-in-law of Jasper B. Sanfilippo, Chairman of the Board and Chief Executive Officer and a director of the Company, the father of Michael J. Valentine, director and an executive officer of the Company, and the uncle of Jasper B. Sanfilippo, Jr. and James J. Sanfilippo, each of whom is an executive officer of the Company.

JOHN C. TAYLOR, Executive Group Vice President and Director, age 51 -- Mr. Taylor has been the President and a director of Sunshine, which the Company acquired in May 1992, since 1976. In August 1995, Mr. Taylor was named a director of the Company and in December 1995 was appointed the Executive Group Vice President of the Company (responsible for coordinating certain joint activities of the Company and Sunshine). As President of Sunshine, Mr. Taylor is responsible for overseeing that company's processing, packaging, marketing and distribution of shelled nuts. Mr. Taylor is the brother of Steven G. Taylor, an executive officer of the Company.

WILLIAM PETTY, Director, age 65 -- Mr. Petty served as the President and Chief Executive Officer of Curtice Burns Foods, Inc. ("Curtice Burns") from March 1993 until his retirement in November 1994 and as a director of Curtice Burns from 1990 until November 1994. Curtice Burns is a manufacturer and marketer of a diversified line of food products, including canned and frozen vegetables and fruits, condiments, snack foods and canned entrees. From 1990 to March 1993, Mr. Petty was the Executive Vice President of Curtice Burns. In January 1996, Mr. Petty became the President, Chief Executive Officer and a director of Orval Kent Food Company, Incorporated, a Chicago, Illinois manufacturer and marketer of refrigerated salads, side dishes and entrees. Mr. Petty has been a director of the Company since August 1995 and is a member of the Company's Audit Committee. He is a former member of the board of directors of the Grocery Manufacturers of America and the National Food Processors Association.

MICHAEL J. VALENTINE, Vice President and Secretary, age 38 -- Mr. Valentine has been employed by the Company since 1987 and was named its Vice President and Secretary in December 1995. He served as an Assistant Secretary and the General Manager of External Operations for the Company from June 1987 and 1990, respectively to December 1995. Mr. Valentine is the son of Mathias A. Valentine, the President and a Director of the Company, the nephew of Jasper B. Sanfilippo, Chairman of the Board and Chief Executive Officer of the Company, and cousin of Jasper B. Sanfilippo, Jr. and James J. Sanfilippo, each of whom is an executive officer of the Company. Mr. Valentine has been a member of the board of directors since April 1997.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the Executive Officers of the Registrant:

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

MICHAEL J. VALENTINE, Vice President and Secretary, age 38 -- Mr. Valentine has been employed by the Company since 1987 and in December 1995 was named the Company's Vice President and Secretary. Mr. Valentine was elected as a director of the Company in April 1997. He served as an Assistant Secretary and the General Manager of External Operations for the Company from June 1987 and 1990, respectively, to December 1995. Mr. Valentine is responsible for the Company's peanut operations, including sales and procurement.

JASPER B. SANFILIPPO, Jr., Vice President and Assistant Secretary, age 29 -- Mr. Sanfilippo has been employed by the Company since 1991 and served as General Manager of the Walnut Processing Division from 1993 to December 1995. He has served as an Assistant Secretary of the Company since 1993 and was named a Vice President in December 1995. Mr. Sanfilippo is responsible for the Company's walnut operations, including plant operations and procurement.

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

STEVEN G. TAYLOR, Executive Vice President, age 47 -- Mr. Taylor has been the Vice President of Sunshine since 1982. In December 1995, Mr. Taylor became a Vice President of the Company and was named an Executive Vice President of the Company in October 1996. Mr. Taylor and Sunshine are parties to an Employment Agreement pursuant to which Mr. Taylor is to be employed by Sunshine as Sunshine's Vice President until June 2000. See item 11 - "Executive Compensation - Employment Contract."


Item 11 -- Executive Compensation

The following table sets forth a summary of compensation for services in all capacities to the Company during the Transition Period and for the fiscal years ended December 31, 1996, 1995 and 1994 paid to or accrued for (i) the Company's Chief Executive Officer, and (ii) each of the four additional most highly compensated executive officers of the Company (together with the Chief Executive Officer, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                    Long Term
                                                    Compensation
                            Annual Compensation(1)    Awards
                            ---------------------- ------------
                                                    Securities
   Name and                                         Underlying    All Other
Principal Position     Year     Salary      Bonus   Options(#)  Compensation
------------------     ----     ------      -----   ----------  -------------

Jasper B. Sanfilippo(2)1997(+) $184,615     --(12)         --    $ 63,972(3)(4)
 Chairman of the       1996     395,877         0          --     129,960
 Board and Chief       1995     372,444    53,502          --     130,200
 Executive Officer     1994     356,815         0          --     133,701

Mathias A. Valentine(5)1997(+) $110,769     --(12)         --    $ 27,904(4)(6)
 President             1996     236,539         0          --      64,678
                       1995     217,720   $31,276          --      68,428
                       1994     208,235         0          --      68,558

John C. Taylor(7)      1997(+) $ 87,500     --(12)      2,800    $  4,116(8)
 Executive Group       1996     172,424         0          --       6,486
 Vice President        1995     164,649   $20,651       4,800      10,635
                       1994     161,330         0          --       7,407

Steven G. Taylor(7)    1997(+) $ 87,500     --(12)      2,800    $  1,214(9)
 Executive Vice        1996     172,424         0          --       1,065
 President             1995     164,649   $20,651       4,800       4,614
                       1994     161,330         0          --         649

Gary P. Jensen(10)     1997(+) $ 64,615     --(12)      2,800    $    300(11)
 Executive Vice        1996     138,408         0          --         300
 President,Finance and 1995     115,204   $14,067       5,600          --
 Chief Financial       1994          --         0          --          --
 Officer
___________________________

        + Compensation for the Transition Period which includes the 26 weeks ended June 26, 1997

(1)	None of the Named Executive Officers received
perquisites in excess of the lesser of $50,000 or 10% of the aggregate of such officer's salary and bonus.

(2)	Mr. Sanfilippo also served as the Company's President
during 1994 and the majority of 1995.

(3)	Includes $55,282 of premiums paid by the Company under
a split-dollar agreement with Mr. Sanfilippo covering certain joint and survivor life insurance policies issued on the joint lives of Jasper B. Sanfilippo and his spouse.
Also includes $8,690 of life insurance premiums.

(4)	The split-dollar agreements require that the Company
be reimbursed for all premiums paid upon either the surrender of the policies or the death of both insureds.
The reimbursement obligation is secured by a collateral assignment to the Company of certain rights in the policies. The Company is required to pay the monthly premiums; provided, however, each of Messrs. Sanfilippo and Valentine may elect in any year to pay that portion of the monthly premiums which would otherwise be treated as taxable compensation to him under the Internal Revenue
Code of 1986, as amended (the "Code"). The Company reflects the total amount of premiums it pays under the split-dollar agreements as an asset on its financial statements.

(5)	During 1994 and the majority of 1995, Mr. Valentine
served as the Company's Senior Executive Vice President,
Secretary and Treasurer. He was named President of the Company in December 1995.

(6)	Includes $20,004 of premiums paid by the Company under
a split-dollar agreement with Mr. Valentine covering certain joint and survivor life insurance policies issued on the joint lives of Mathias A. Valentine and his spouse. Also includes $7,600 of life insurance premiums, $300 of matching contributions to the 401(k) Plan described below.

(7)    The salary and bonus amounts set forth for Messrs.
John C. Taylor and Steven G. Taylor, executive officers of
JBSS and employees of Sunshine, were paid to them by Sunshine.

(8)	Includes $2,520 of premiums paid by the Company under
a split-dollar agreement with Mr. Taylor covering his life. Also includes $1,296 of disability insurance premiums and $300 of matching contributions to the 401(k) Plan described below. The split-dollar agreement requires that the Company be reimbursed for all premiums paid upon either the surrender of the policy or the death of the insured. Sunshine reflects the total amount of premiums it pays under the split-dollar agreement as an asset on its financial statements.

(9)	Includes $300 of matching contributions to the 401(k)
Plan described below, $914 of disability insurance premiums paid by the Company for 1996.

(10)  During 1995, Mr. Jensen was hired as Vice President and
Chief Financial Officer of the 	Company.  Mr. Jensen was
named the Company's Executive Vice President, Finance and
Chief Financial Officer in December 1995.

(11) Includes $300 of matching contributions to the 401(k) Plan described below.

(12) Under the Company's Incentive Bonus Program, bonuses earned for the period January 1, 1997 through June 26, 1997 are based on earnings for calendar 1997.


Incentive Bonus Program
-----------------------

During the Transition Period, the Compensation Committee established an Incentive Bonus Program (the "Incentive Bonus
Program") to provide 	qualifying employees, including
executive officers, with cash bonuses. Under the Incentive Bonus Program, cash bonuses are awarded based upon the Company's earnings per share and vary according to each qualifying employee's job category. This program replaces the Company's previous Incentive Compensation Program (the "Incentive Compensation Program").

401(k) Plan
-----------

The Company maintains a plan (the "401(k) Plan") which is intended to qualify under sections 401(a) and 401(k) of the Code. The 401(k) Plan was adopted in January 1986 and amended in August 1992, January 1993, January 1994 and January 1996. All non-union employees of the Company who have attained age 21 and completed at least one year of service with the Company are eligible to participate in the 401(k) Plan. The 401(k) Plan permits each participant to make contributions on a pretax basis subject to limitations established by the trustees who administer the 401(k) Plan. The amount of participant contributions to the 401(k) Plan may also be limited by Code requirements. Effective January 1, 1994, the Company contributes 50% of the amount each employee contributes to the 401(k) Plan up to a maximum matching contribution of $300 per employee. The Company may also make discretionary contributions to the 401(k) Plan which are allocated among participants pro rata based on compensation. The pretax contributions made by participants and the matching contributions made by the Company, and earnings thereon, are at all times fully vested. A participant's interest in discretionary contributions made by the Company and earnings thereon vest over a six year period and becomes fully vested upon the earliest to occur of such participant's attainment of age 65, death, disability or completion of six years of service. Benefits under the 401(k) Plan may be distributed to participants upon their termination of employment. In addition, the 401(k) Plan permits employees who have attained age 59 1/2 years and who have completed 10 years of service to withdraw all or a portion of their 401(k) Plan account balances under certain circumstances. During the Transition Period, the Company made matching contributions to the 401(k) Plan of $300 on behalf of each of Messrs. Valentine, Jensen, Steven G. Taylor and John C. Taylor, and $2,100 for all executive officers as a group. Mr. Sanfilippo did not make any elective contributions to the 401(k) Plan during the Transition Period and, consequently, did not receive any matching contributions. The Company did not make any discretionary contributions to the 401(k) Plan for 1994 or 1996. The Company will consider discretionary contributions for 1997 at the end of the current calendar year. The Company made a discretionary contribution for 1995 to the 401(k) Plan of $383,460.

1991 Stock Option Plan
----------------------

The Company's 1991 Stock Option Plan (the "Prior Plan") was adopted in 1991 and terminated by the Board of Directors as of February 28, 1995. The termination of the Prior Plan does not, however, affect options granted under the Prior Plan which remain outstanding. The Prior Plan was administered by the Stock Option Committee, which was comprised of Jasper B. Sanfilippo and Mathias A. Valentine. Messrs. Sanfilippo and Valentine were not eligible to participate in the Prior Plan. Effective February 27, 1997, the Stock Option Committee was eliminated and administration of the Prior Plan was assumed by the Board of Directors. An aggregate of 350,000 shares of Common Stock were available for awards under the Prior Plan, subject to adjustments reflecting changes in the Company's capitalization. Options granted under the Prior Plan were either incentive stock options or such other forms of nonqualified stock options as the Stock Option Committee determined. Incentive stock options granted under the Prior Plan were intended to qualify as "incentive stock options" within the meaning of Section 422 of the Code. The exercise price of such options was determined by the Stock Option Committee except that the exercise price of (a) an incentive stock option granted to an individual who owned (directly or by attribution under Section 424(d) of the Code) shares possessing more than 10% of the total combined voting power of all classes of stock of the Company (a "10% Owner") is at least 110% of the fair market value (as defined in the Prior
Plan) of a share of Common Stock on the date the incentive stock option was granted; (b) an incentive stock option granted to an individual other than a 10% Owner is at least 100% of the fair market value of a share of Common Stock on the date the incentive stock option was granted; and (c) a nonqualified stock option is at least 33% of the fair market value of a share of Common Stock on the date the nonqualified stock option was granted. Subject to certain exceptions, an individual's options expire if the individual's employment with or service as a director of the Company, as the case may be, terminates. As of February 28, 1995, the date the Prior Plan was terminated, the Company had granted options to purchase a total of 373,000 shares of Common Stock pursuant to the Prior Plan (although no more than 350,000 shares of Common Stock were, at any given time, subject to options granted under the Prior Plan). Of these options, 144,650 had been canceled and 1,750 had been exercised as of September 15, 1997 and 210,225 were exercisable on or within 60 days of September 15, 1997 (the balance of such options becoming exercisable in various increments over the next two years).


1995 Equity Incentive Plan
--------------------------

The Company's 1995 Equity Incentive Plan (the "1995 Plan") was adopted in 1995 to encourage and facilitate the acquisition of Common Stock by those key employees and Outside Directors upon whose judgment and interest the growth, development and financial success of the Company is dependent. Subject to antidilution and similar provisions, an aggregate of 200,000 shares of Common Stock may be issued upon the exercise of stock options granted under the 1995 Plan. As of September 15, 1997, the Company had granted options to purchase a total of 201,400 shares of Common Stock under the 1995 Plan. Of these options, 16,200 had been canceled as of September 15, 1997, and 40,950 were exercisable on or within 60 days of September 15, 1997 (the balance of such options becoming exercisable in various increments over the next four years).

Pursuant to the 1995 Plan, the Company's Board of Directors may select key employees of the Company to receive awards of stock options, which may be either nonqualified stock options or "incentive stock options" within the meaning of Section 422 of the Code, in consideration for their services. In addition, under the 1995 Plan each Outside Director is granted a nonqualified option to purchase up to 1,000 shares of Common Stock (i) on the date of his or her initial election to the Board of Directors, and (ii) on the date of each subsequent re-election to the Board.

Generally, stock options granted under the 1995 Plan become exercisable in equal installments of 25% of the shares covered by the option on the first four anniversaries of the date of grant subject to, in the case of an employee, continued employment with the Company or its subsidiaries, or in the case of an outside director, continued service as a director, on such date. However, all options granted under the 1995 Plan become fully vested and exercisable on the first date on which no shares of Class A Stock are outstanding. The exercise price of options granted to employees under the 1995 Plan is determined by the Stock Option Committee; provided, however, that (i) the exercise price for nonqualified stock options granted to employees may not be less than 50% of the fair market value of a share of Common Stock on the date of grant, and (ii) the exercise price for incentive stock options may not be less than 100% of the fair market value of a share of Common Stock on the date of the grant (110% in the case of incentive stock options granted to a 10% Owner). The exercise price for each option granted to an Outside Director under the 1995 Plan must equal 100% of the fair market value for a share of Common Stock on the date such option is granted. The Stock Option Committee may provide that if a grantee delivers shares of Common Stock in full or partial payment of the exercise price, the grantee will be granted a "reload stock option" to purchase the number of shares of Common Stock so delivered by the grantee. Options granted under the 1995 Plan may not be assigned or transferred other than by will or the laws of descent and distribution and may be exercised during the grantee's lifetime only by the grantee. No option granted under the 1995 Plan may be exercised after the expiration of ten years after the date of the grant (five years in the case of incentive stock options granted to a 10% Owner). Unexercised options terminate upon or within one year of an employee's termination of employment with the Company.



Options Grant Table
-------------------

The following table sets forth certain information concerning the grant of stock options made to each of the Named
Executive Officers during the Transition Period:

                         OPTION GRANTS DURING THE TRANSITION PERIOD
                                 Individual Grants
                                                                                 Potential
                                      % of Total                              Realizable Value
                                       Options                                at Assumed Annual
                            Options    Granted to     Exercise                  Rates of Stock
                          Granted(1) Employees in      Price     Expiration   Price Appreciation
Name                         (#)     Fiscal Year(2)  ($/Share)     Date         Option Term(3)
-----------------------   ---------- --------------  ---------   ----------   ------------------
                                                                                5%($)   10%($)
                                                                                -----   ------
Jasper B. Sanfilippo          --           --            --          --          --       --

Mathias A.  Valentine         --           --            --          --          --       --

John C. Taylor             2,800(4)       2.8%          6.25     5/21/2007     11,006	27,890

Steven G.  Taylor          2,800(4)       2.8%          6.25     5/21/2007     11,006   27,890

Gary P. Jensen             2,800(4)       2.8%          6.25     5/21/2007     11,006   27,890


(1) The stock options reflected above expire if the individual's employment with the Company terminates. The stock options set forth above are exercisable with respect to the Common Stock underlying such options 25% annually commencing on the first anniversary of the date of the grant and become fully exercisable on the fourth anniversary of the date of the grant.

(2)  Includes employees of the Company's wholly-owned subsidiary
Sunshine.

(3) Amounts represent hypothetical gains or "option spreads" that could be achieved for the respective options based on assumed annual compound stock appreciation rates of 5% and 10% over the original full ten-year term of these options. The 5% and 10% rates of stock appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate of the future market price of the Common Stock.

(4)  Options granted under the 1995 Plan.

Option Exercises and Holdings
-----------------------------

The following table sets forth the certain information regarding option exercises during the Transition Period by each of the Named Executive Officers and the number and value of securities underlying options held by each of the Named
Executive Officers at June 26, 1997.

          AGGREGATED OPTION EXERCISES DURING THE TRANSITION PERIOD
                 AND TRANSITION PERIOD END OPTION VALUES

                                             Number of
              Shares                   Unexercised Options at       Value of Unexercised In the Money
            Acquired on     Value         Fiscal-Year End(#)          Options at Fiscal-Year End($)
Name         Exercise(#)  Realized($)  Exercisable/Unexercisable       Exercisable/Unexercisable(1)
----        ------------  -----------  -------------------------    ---------------------------------
Jasper B.
 Sanfilippo      --           --                 --

Mathias A.
 Valentine       --           --                 --

John C.
 Taylor          --           --           14,125 / 6,875                       $ 375 / 1,075

Steven G.
 Taylor          --           --           14,125 / 6,875                         375 / 1,075

Gary P.
 Jensen          --           --            2,750 / 6,250                           0 / 700




Compensation of Directors
-------------------------

Directors of the Company who are not employees of the Company are paid $16,000 per year plus $1,000 for each Board meeting attended, $350 for each telephonic meeting of the Board in which they participate. Directors who serve on committees of the board receive $500 for each committee meeting attended and $350 for each telephonic committee meeting in which they participate. Directors are also reimbursed for their expenses incurred in attending such meetings. Directors who are employees of the Company receive no compensation for their services as directors.

Under the 1995 Plan, a director who is not an employee of the Company, its subsidiaries, or any of their affiliates (an "Outside Director") is automatically granted an option to purchase 1,000 shares of Common Stock on the date of his or her election to the Company's Board, and on each date of his or her re-election to the Board. Options granted to Outside Directors under the 1995 Plan are granted at an exercise price equal to the fair market value (as defined in the 1995 Plan) of a share of Common Stock on the date of grant. Pursuant to the 1997 Plan, on April 30, 1996, Messrs. Buyers, Fischer and Petty each were granted an option to purchase up to 1,000 shares of Common Stock at an exercise price of $6.00 per share



Employment Contract
-------------------

Sunshine is a party to an Employment Agreement with Steven G. Taylor (the "Employment Agreement"), dated June 17, 1992, pursuant to which Steven G. Taylor is to be employed as and serve as a Vice President of Sunshine until June 17, 2000. Mr. Taylor's annual base compensation under his Employment Agreement is $150,000, subject to increase from time to time in the sole discretion of the board of directors of Sunshine but generally in accordance with Sunshine's customary practices for increases in base salaries. Under his Employment Agreement, Steven G. Taylor is entitled to participate in employment plans and benefits provided by Sunshine to executive officers of Sunshine and is also entitled to receive pay increases, bonuses and stock options comparable to those available annually to upper level management employees of the Company. In accordance with the terms of the Employment Agreements, the board of directors of Sunshine has fixed the current annual 1997 salary for Steven
G. Taylor at $175,000. The Company has guaranteed the performance of Sunshine under the Employment Agreements.


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Compensation Committee, which reviews and makes recommendations to the Board with respect to salaries, bonuses and other compensation of officers and other executives, was comprised of Jasper B. Sanfilippo, Mathias A. Valentine, William D. Fischer and John W. A. Buyers. Mr. Sanfilippo is the Company's Chairman of the Board and Chief Executive Officer and is a director and Vice President of Sunshine during the Transition Period. Mr. Valentine is the Company's President and a director and Vice President of Sunshine.

Details of related transactions are included in Item 13 of this report.


Report of the Compensation Committee
------------------------------------


Overview of Executive Compensation Program
------------------------------------------

The Company's total compensation program for its executive officers consists of both cash and, except with respect to the Chief Executive Officer and the President, equity based compensation. Each executive officer's annual compensation consists of a base salary, eligibility for matching and discretionary contributions to the 401(k) Plan and eligibility for an annual bonus under the Incentive Bonus Program. In addition, the Company provides life (including split-dollar life insurance) and disability insurance for certain executive officers. The Compensation Committee determines the level of base salary for key executive officers, including the Chief Executive Officer, and a base salary range for other executive officers. The Compensation Committee generally determines such salary or salary range based on a number of factors and criteria, including the salaries paid by the Company to its executive officers during the immediately preceding year, the rate of inflation, the Company's performance during the immediately preceding fiscal year, the performance of the executive officer during the immediately preceding fiscal year, and the salaries paid to the executive officers of certain other companies engaged in the food or agricultural commodity business that have annual sales of less than $1.0 billion (the "Compensation Comparison Group"). The weight and importance given each year to the foregoing factors, the individual components of each factor and the decision whether to consider additional factors, lies within the subjective discretion of the Compensation Committee. Because the compensation levels of the Company's executive officers are significantly below compensation levels that would be affected by the limitations on the deduction of executive salaries imposed by Section 162(m) of the Code ("Section 162(m)"), the Compensation Committee has not formulated a policy with respect to Section 162(m). The 1995 Plan provides for certain limits, consistent with Code Section 162 and the regulations promulgated thereunder, on the maximum number of shares of Common Stock subject to options that may be granted to any grantee in any one calendar year.

1997 Executive Compensation
---------------------------

The Compensation Committee has based 1997 calendar year salaries (and as a consequence, salaries during the Transition Period) and salary ranges of the Company's executive officers, including the Chief Executive Officer, on the salaries paid to such executive officers in 1996. For 1997, such base salaries and salary ranges were generally increased by a percentage slightly greater than the percentage change in the Consumer Price Index in 1996. The Compensation Committee determined, in general, not to increase additionally such salaries and salary ranges, including the salary of the Chief Executive Officer, due to performance. The Company's return on equity, growth in net sales, and actual versus anticipated results of operations for 1996 did not meet the expectations of management. The Compensation Committee evaluated the foregoing performance criteria subjectively without giving specific weight to any particular criteria and in conjunction with a subjective evaluation of the Company's overall financial performance in 1996. The Compensation Committee did not use the salaries of executive officers of the Compensation Comparison Group to establish base salaries and salary ranges for the Company's executive officers, including the Chief Executive Officer, for calendar year 1997 (and as a consequence, salaries during the Transition Period), but did compare its determination of such salaries and salary ranges against the base salaries reported for executive officers of the Compensation Comparison Group as an independent measure of reasonableness. The calendar year 1997 base salaries for the Company's executive officers set by the Compensation Committee were, in general, at the low to medium ranges when compared to the base salaries of the Compensation Comparison Group's executives. However, the Compensation Committee does not currently have an established policy with regard to the salaries and salary ranges of the Company's executive officers, including the salary of the Chief Executive Officer, relative to the salaries paid to the Compensation Comparison Group executive officers.

The Compensation Committee also awards annual bonuses to participants in the Incentive Bonus Program, including the executive officers of the Company.

The Company provides long-term incentives to its executive officers through its stock option plans. Through the award of stock option grants, the objective of aligning executive officers' long-range interests with those of the stockholders are met by providing the executive officers with the opportunity to build a meaningful stake in the Company. The Stock Option Committee reviewed and approved the participation of employees of the Company and its subsidiaries under the Prior Plan (which was terminated in February 1995) and the 1995 Plan through February 27, 1997, at which time the Committee was eliminated and its duties and responsibilities under both plans were assumed by the full Board.

Executive officers are eligible to participate in the Company's 401(k) Plan, including Company matching and discretionary contributions to the 401(k) Plan. The Company will consider discretionary contributions for 1997 at the end of the current calendar year. The Company made no discretionary contributions to the 401(k) Plan for 1997; however, the Executive Officers as a whole had $2,100 contributed as matching funds under the 401(k) Plan. The Company provides certain executive officers with life and disability insurance. The Company also maintains split-dollar life insurance policies on the joint lives of Jasper B. Sanfilippo and his spouse and Mathias A. Valentine and his spouse and on the life of John C. Taylor. See "Executive Compensation - Summary Compensation Table."

The Compensation Committee and the Board of Directors believe that their respective grants of compensation awards will produce significant long-term compensation for periods when the Company's performance objectives are met.


1997 Chief Executive Officer Compensation
-----------------------------------------

The Compensation Committee increased the Chief Executive Officer's current annual base salary to $400,000, which was a
6.3 percent increase over his previous base salary which was slightly greater than the rate of inflation. The Compensation Committee based this increase in the Chief Executive Officer's base salary on the factors and criteria discussed above with regard to the establishment of 1997 base salaries and salary ranges for the Company's executive officers. The Chief Executive Officer's 1997 base salary was at the medium range of the base salaries of chief executive officers of the companies in the Compensation Comparison Group. William D. Fischer and John W. A. Buyers, as the only disinterested directors on the Compensation Committee during 1997, were assisted in establishing the increase in the Chief Executive Officer's base salary for fiscal 1997 by their broad knowledge of executive pay practices in the food industry and the importance to the Company of the services provided by the Chief Executive Officer. The Chief Executive Officer did not participate in the Prior Plan and does not participate in the 1995 Plan. In 1997, the Company also provided the Chief Executive Officer with life insurance and split-dollar life insurance as discussed above.


			Compensation Committee
                        ----------------------
			Jasper B. Sanfilippo
			Mathias A. Valentine
			William D. Fischer
			John W. A. Buyers



Performance Graph

The following Performance Graph compares the Company's cumulative total stockholder return on its Common Stock for the period June 1992 to June 1997, with the cumulative total return of the Standard & Poor's 500 stock index and a peer group of companies selected by the Company (the "Peer Group") for purposes of the comparison and described more fully below. Dividend reinvestment has been assumed and, with respect to companies in the Peer Group, the returns of each such company have been weighted to reflect relative stock market capitalization.

The following table represents a comparison of the total return between John B. Sanfilippo $ Son, Inc., the S&P 500 and the Peer Group Index.

                     Jun-92    Jun-93    Jun-94    Jun-95    Jun-96    Jun-97
                     ------    ------    ------    ------    ------    ------

John B. Sanfilippo
  & Son, Inc.        100.00    100.30     67.37     70.45     42.10     47.25

S&P 500              100.00    113.57    115.20    145.14    182.78    246.08

Peer Group Index(2)  100.00    128.12    113.16    125.77    137.39    163.62


(1)  Assumes $100 invested in June 1992 in the Company's Common
Stock, S&P 500 Index and Peer Group.

(2) The Peer Group selected by the Company is comprised of the following companies: Chock Full O'Nuts Corp., J&J Snack Foods
Corp., Universal Foods Corp. and Tootsie Roll Industries, Inc.
("Tootsie Roll").  The Peer Group was selected by the
Company in good faith based upon similarities in the nature of the business of the companies, total revenues, seasonality of business of the companies and market capitalization.
The Peer Group selected by the Company for its 1993 Proxy
Statement included Jimbo's Jumbos Inc. ("Jimbo's") but did not include Tootsie Roll. The Company is no longer able to include Jimbo's in its Peer Group because Jimbo's was acquired by the JJJ Acquisition Corporation in July 1993 and is no longer publicly traded. The cumulative total return for the Peer Group in the Performance Graph above has been recalculated to exclude Jimbo's and to include
Tootsie Roll for the period from June 1992 to June 1997.


Item 12 -- Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

The following table sets forth information as of August 1, 1997 with respect to the beneficial ownership of Common Stock and Class A Stock by (a) the persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock or Class A Stock, (b) each director of the Company,
(c) each of the executive officers named in the Summary Compensation Table below, and (d) all directors and executive officers of the Company as a group. The information set forth in the table as to directors and executive officers is based upon information furnished to the Company by them in connection with the preparation of this Form 10-K. Except where otherwise indicated, the mailing address of each of the stockholders named in the table is: c/o John B. Sanfilippo & Son, Inc., 2299 Busse Road, Elk Grove Village, Illinois 60007.



                           No. of           % of           No. of            % of            % of Outstanding
                           Shares        Outstanding      Shares of       Outstanding       Votes on Matters
                          of Common       Shares of        Class A       Shares of Class   Other than Election
Name                       Stock(1)      Common Stock     Stock(1)(2)       A Stock           of Directors
----                      ----------     ------------     -----------    ---------------   -------------------
Jasper B. Sanfilippo(3)+-    31,000          1.0%          1,523,776          41.3%               36.1%
Mathias A. Valentine(4)+-     None            --             637,515          17.3                15.1
Marian Sanfilippo(5)          8,152            *             914,720          24.8                21.6
Michael J. Valentine(6)+-    13,327            *             611,415          16.6                14.5
Gary P. Jensen(7)-            7,150            *               None            --                   *
John C. Taylor(8)+-          15,165            *               None            --                   *
Steven G. Taylor(9)-         14,975            *               None            --                   *
William D. Fischer(10)+      16,000            *               None            --                   *
J. William Petty(11)+         1,750            *               None            --                   *
John W. A. Buyers(12)+        5,300            *               None            --                   *
Swiss Bank Corporation(13)  748,200         13.7               None            --                  1.8
All directors and executive
 officers as a group (12
 persons, all of whom are
 stockholders)(3)(4)(6)(7)
 (8)(9)(10)(11)(12)(14)     135,548          2.3           2,772,706          75.2                65.7

-----------------------------

	+	Denotes Director.
	-	Denotes Named Executive Officer.
	*	Less than one percent.

(1)	Except as otherwise indicated below, beneficial ownership
means the sole power to vote and dispose of shares. In calculating each holder's percentage ownership and beneficial ownership in the table above, shares of Common
Stock which may be acquired by the holder through the exercise of stock options exercisable on or within 60 days of August 1, 1997 are included.

(2)	Each share of Class A Stock is convertible at the option of
the holder thereof at any time and from time to time into one share of Common Stock. In addition, the Restated
Certificate provides that Class A Stock may be transferred only to (a) Jasper B. Sanfilippo or Mathias A. Valentine,
(b) a spouse or lineal descendant of Mr. Sanfilippo or Mr. Valentine, (c) trusts for the benefit of any of the foregoing individuals, (d) entities controlled by any of the foregoing individuals, (e) the Company, or (f) any bank or other financial institution as a bona fide pledge of shares of Class A Stock by the owner thereof as collateral security for indebtedness due to the pledgee (collectively, the "Permitted Transferees"), and that upon any transfer of Class A Stock to someone other than a Permitted Transferee each share transferred will automatically be converted into one share of Common Stock.

(3) Includes 163,045 shares of Class A Stock held by Jasper B. Sanfilippo as trustee of certain trusts, the beneficiaries of which are the children of Jasper and Marian Sanfilippo (two of whom - Jasper B. Sanfilippo, Jr. and James J. Sanfilippo are executive officers of the Company). Excludes shares held or voted by Jasper B. Sanfilippo's wife, Marian Sanfilippo, of which Mr.
Sanfilippo disclaims beneficial ownership.  Marian
Sanfilippo's mailing address is 2299 Busse Road, Elk Grove
Village, Illinois 6007.

(4)	Excludes 24 shares of Common Stock held by Mathias A.
Valentine's wife, Mary Valentine, of which Mr. Valentine disclaims beneficial ownership.

(5) Includes 890,220 shares of Class A Stock held by Marian Sanfilippo as trustee of certain trusts, the beneficiaries of which are the children of Jasper and Marian Sanfilippo (two of whom - Jasper B.
Sanfilippo, Jr. and James J. Sanfilippo are executive officers of the Company). Excludes shares held or voted by Marian Sanfilippo's husband, Jasper B. Sanfilippo, of which
Mrs. Sanfilippo disclaims beneficial ownership.

(6)	Includes (a) options to purchase 1,400 shares of Common
Stock, 375 shares of Common Stock and 400 shares of Common Stock at $15.125, $6.60 and $10.3125, respectively, per share which are exercisable by Michael J. Valentine on or within 60 days of August 1, 1997, (b) 611,415 shares of
Class A Stock held as trustee of certain trusts
(collectively, the "Valentine Trusts"), the beneficiaries of which are the children of Mathias and Mary Valentine, including Michael J. Valentine an executive officer of the Company and nominee for election as a Class A Director, and
(c) 3,000 shares of Common Stock owned by a general partnership, the general partners of which are the Valentine Trusts.

(7)	Includes options to purchase 1,500 shares of Common Stock
and 650 shares of Common Stock at $9.625 and $9.375, respectively, per share, which are exercisable by Gary P.
Jensen on or within 60 days of August 1, 1997.

(8)	Includes options to purchase 10,000 shares of Common Stock,
3,400 shares of Common Stock, 750 shares of Common Stock and
825 shares of Common Stock at $15.00, $13.75, $6.00 and
$9.375, respectively, per share which are exercisable by John C. Taylor on or within 60 days of August 1, 1997.

(9)	Includes options to purchase 10,000 shares of Common Stock,
3,400 shares of Common Stock, 750 shares of Common Stock and
825 shares of Common Stock at $15.00, $13.75, $6.00 and
$9.375, respectively, per share which are exercisable by Steven G. Taylor on or within 60 days of August 1, 1997.

(10)	Includes options to purchase 4,000 shares of Common Stock,
500 shares of Common Stock, 250 shares of Common Stock and
250 shares of Common Stock at $12.25, $10.50, $6.00 and
$6.625, respectively, per share which are exercisable by William D. Fischer on or within 60 days of August 1, 1997.
Mr. Fischer's mailing address is 680 North Lake Shore Drive,
Chicago, Illinois 60611.

(11)	Includes options to purchase 500 shares of Common Stock and
250 shares of Common Stock at $8.25 and $6.625, respectively, per share which are exercisable by J. William
Petty on or within 60 days of August 1, 1997. Mr. Petty's mailing address is 425 Ahwahnee Road, Lake Forest, Illinois
60045.

(12)	Includes options to purchase 4,000 shares of Common Stock,
500 shares of Common Stock, 250 shares of Common Stock and
250 shares of Common Stock at $12.25, $10.50, $6.00 and
$6.625, respectively, per share which are exercisable by John W. A. Buyers on or within 60 days of August 1, 1997.
Mr. Buyers' mailing address is 827 Fort Street, Honolulu,
Hawaii 96813.

(13)	The information set forth in the table above and in this
footnote is based solely on a Schedule 13G dated
February 12, 1997 filed jointly by Brinson Holdings, Inc. ("BHI"), Brinson Partners, Inc. ("BPI"), Brinson Trust
Company ("BTC"), SBC Holding (USA), Inc. ("SBCUSA") and
Swiss Bank Corporation ("SBC") with the Securities and
Exchange Commission. BTC, which is a wholly-owned subsidiary of BPI, owns 218,526 shares of Common Stock.
BPI, which is a wholly-owned subsidiary of BHI, owns 529,674 shares of Common Stock (not including the shares held by BTC). BHI is a wholly-owned subsidiary of SBCUSA, which is a wholly-owned subsidiary of SBC. The principal business office of BPI, BTC and BHI is located at 209 South LaSalle Street, Chicago, IL 60604. The principal business office of SBCUSA is located at 222 Broadway, New York, NY 10038. The principal business office of SBC is located at Aeschenplatz
6 CH-4002, Basel, Switzerland.

(14)	Includes options to purchase a total of 56,150 shares of
Common Stock (including the options referred to in footnotes
6, 7, 8, 9, 10, 11 and 12 above) at prices ranging from
$6.00 to $15.125 per share which are exercisable by certain of the directors and executive officers on or within 60 days of August 1, 1997.


Item 13 -- Certain Relationships and Related Transactions
---------------------------------------------------------

Lease Arrangements
------------------
The Company leases a warehousing and retail facility in Des Plaines, Illinois (the "Des Plaines Facility") and its production and office facilities at 2299 Busse Road, Elk Grove Village, Illinois (the "Busse Road Facility") from land trusts in which the direct and indirect beneficiaries are Jasper B. Sanfilippo (a stockholder, director and executive officer of the Company), Mathias A. Valentine (a stockholder, director and executive officer of the Company), their respective spouses, Anne Karacic and Rose Laketa (sisters of Mr. Sanfilippo) and Rosalie Sanfilippo (Mr. Sanfilippo's mother). The lease for the Des Plaines Facility expires on October 31, 2010 and provides for monthly rent of $21,250, subject to periodic increases based on increases in the Consumer Price Index (the "CPI") on each of June 1, 2003 and June 1, 2005. The lease for the Busse Road Facility expires on May 31, 2015 and provides for monthly rent of $74,084, subject to CPI increases on each of June 1, 2002, June 1, 2007 and June 1, 2012. The monthly rent increase effective June 1, 1997 is currently under review. The leases for the Des Plaines Facility and the Busse Road Facility also require the Company to pay the real estate taxes on, and to maintain and insure, the Des Plaines Facility and the Busse Road Facility. During 1997, the aggregate amount of real estate taxes on and insurance premiums paid by the Company under both leases was approximately $148.

The Company has constructed an addition to the Busse Road Facility (the "Addition") which is situated on property owned by the land trust that owns the Busse Road Facility (the "Busse Land Trust") and on property owned by the Company. Accordingly, (i) the Company and the Busse Land Trust entered into a ground lease with a term beginning January 1, 1995 pursuant to which the Company leases from the Busse Land Trust the land on which a portion of the Addition is situated and all related improvements thereon (the "Busse Addition Property"), and (ii) the Company, the Busse Land Trust and the sole beneficiary of the Busse Land Trust entered into a party wall agreement effective as of January 1, 1995, which sets forth the respective rights and obligations of the Company and the Busse Land Trust with respect to the common wall which separates the existing Busse Road Facility and the Addition. The ground lease has a term which expires on May 31, 2015 (the same date on which the Company's lease for the Busse Road Facility expires) and requires the Company to pay the Busse Land Trust annual rent of $6,425, subject to CPI increases on each of June 1, 2000, June 1, 2005 and June 1, 2010. The Company has an option to extend the term of the ground lease for one five-year term, an option to purchase the Busse Addition Property at its then appraised fair market value at any time during the term of the ground lease, and a right of first refusal with respect to the Busse Addition Property.
The ground lease also requires the Company to pay the real estate taxes on, and to insure, the Busse Addition Property. The party wall agreement grants the Company the right to use and the obligation to participate pro rata with the Busse Partnership (defined below) in the maintenance of the common wall shared by the Addition and Busse Road Facility.

The sole beneficiary of the Busse Land Trust is the Arthur/Busse Limited Partnership (the "Busse Partnership"). The general partner of the Busse Partnership is Arthur/Busse Properties, Inc. The shareholders of Arthur/Busse Properties, Inc. and the limited partners of the Busse Partnership are Jasper B. Sanfilippo, Marian Sanfilippo (Mr. Sanfilippo's wife), Mathias A. Valentine, Mary Valentine (Mr. Valentine's wife), Anne Karacic and Rose Laketa (sisters of
Mr. Sanfilippo), and Rosalie Sanfilippo (Mr. Sanfilippo's mother).

Supplier, Vendor, Broker and Other Arrangements
-----------------------------------------------
During the Transition Period, the Company sold $378,822 of products and services to Navarro Pecan Company, Inc. ("Navarro"). The Company anticipates that it will continue to make such purchases from and sales to Navarro in 1998 and thereafter. Jasper B. Sanfilippo, a stockholder, director and executive officer of the Company, also serves as a director and officer of Navarro. In addition, Mr. Sanfilippo owns 33-1/3% of the outstanding common stock of Navarro. The remaining two-thirds of the outstanding common stock of Navarro is owned by unaffiliated parties.

During the Transition Period, the Company purchased approximately $2.26 million of raw materials from an entity in respect of which Mr. Sanfilippo serves as a director and owns
50% of the outstanding common stock.

During the Transition Period, the Company purchased $75,607 of manufacturing equipment (such as canning and packaging machinery) and engineering services from JesCorp, Inc. ("JesCorp"). The Company anticipates that it will continue to make such purchases of products and services from JesCorp in 1998 and thereafter. James J. Sanfilippo and John Sanfilippo are the stockholders, directors and officers of JesCorp and are employees (James Sanfilippo is an executive officer) and stockholders of the Company and sons of Jasper B. Sanfilippo, a stockholder, director and executive officer of the Company. Marian Sanfilippo, Jasper B. Sanfilippo's wife and a beneficial owner of more than 5% of the Company's outstanding Class A Stock, is also a director of JesCorp. Through February 1997, JesCorp subleased from the Company approximately 10,981 square feet of space at the Company's facilities and paid rent for this space at the rate of $5,138
per month.   In February 1997, JesCorp subleased additional
space which brought the total space subleased to JesCorp to approximately 17,481 square feet. JesCorp is paying $8,198 of rent per month under the new arrangement. This amount is equal to the amount paid by the Company in respect for such space. JesCorp's lease will expire December 31, 2000.

Gibson Specialty Corporation ("Gibson") subleases approximately 11,605 square feet of space from the Company.
Gibson's rent is equal to the amount paid by the Company in respect for such space. Gibson is owned 60% by Jerome Evon, the son-in-law of Jasper B. Sanfilippo. The remaining 40% of Gibson is owned by unaffiliated parties. Gibson's lease will expire December 31, 2000.


During the Transition Period, the Company sold approximately $423,465 of products and services to Mauna Loa Macadamia Nut Corporation ("Mauna Loa"). Mauna Loa is a wholly-owned subsidiary of C. Brewer and Company, Limited ("C. Brewer") and
C. Brewer, in turn, is a wholly-owned subsidiary of Buyco, Inc. ("Buyco"). John W. A. Buyers, a stockholder and director of the Company, is a stockholder, director and executive officer of Buyco, an executive officer and director of C. Brewer and a director of Mauna Loa. All such transactions have been and will continue to be on terms which the Company believes to be at least as favorable to the Company as could be obtained from unaffiliated parties.





                                PART IV

Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------
	(a)(1)   Financial Statements

	The following financial statements of John B. Sanfilippo & Son,
         Inc. are included in Part II, Item 8 of this Report:

	Report of Independent Accountants
	Consolidated Balance Sheets at June 26, 1997, December 31, 1996
         and December 31, 1995
	Consolidated Statements of Operations for the Twenty-Six Weeks
         Ended June 26, 1997 and June 27, 1996, and for the Years
         Ended December 31, 1996, 1995 and 1994
	Consolidated Statements of Stockholders' Equity for the Twenty-
         Six Weeks Ended June 26, 1997 and for the Years Ended December 31, 1996, 1995 and 1994
	Consolidated Statements of Cash Flows for the Twenty-Six Weeks
         Ended June 26, 1997 and June 27, 1996, and for the Years Ended December 31, 1996, 1995 and 1994
	Notes to Consolidated Financial Statements
	Quarterly Consolidated Financial Data

	(2)  Financial Statement Schedules

	The following information included in this Report is filed as a part hereof:

	Report of Independent Accountants on Financial Statement
         Schedule
	Schedule II -- Valuation and Qualifying Accounts and Reserves

	All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated
Financial Statements or Notes thereto.

	(3)  Exhibits

	The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the signature page and immediately precedes the exhibits filed.

	(b)	Reports on Form 8-K

	On June 4, 1997, the Company filed a Current Report on Form 8-K, dated May 21, 1997. The Current Report dated May 21, 1997, reported pursuant to Item 8 thereof that the Company was changing its fiscal year end from December 31 to the last Thursday of June of each year, beginning June 26, 1997.



	(c)	Exhibits

		See Item 14(a)(3) above.

	(d)	Financial Statement Schedules

		See Item 14(a)(2) above.




                                SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September  23, 1997            JOHN B. SANFILIPPO & SON, INC.

                                      By: /s/ Jasper B. Sanfilippo
                                      ----------------------------
                                      Jasper B. Sanfilippo
                                      Chairman of the Board
                                      and Chief Executive Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name                      Title                                       Date
----                      -----                                       ----

/s/ Jasper B. Sanfilippo  Chairman of the Board and Chief Executive   September 23, 1997
------------------------  Officer and Director (Principal
Jasper B. Sanfilippo      Executive Officer)


/s/ Gary P. Jensen        Executive Vice President, Finance and Chief September 23, 1997
------------------        Financial Officer (Principal Financial
Gary P. Jensen            Officer)


/s/ William R. Pokrajac   Controller (Principal Accounting Officer)   September 23, 1997
-----------------------
William R. Pokrajac


/s/ Mathias A. Valentine  Director                                    September 23, 1997
------------------------
Mathias A. Valentine


/s/ William D. Fischer    Director                                    September 23, 1997
----------------------
William D. Fischer


/s/ John W.A. Buyers      Director                                    September 23, 1997
--------------------
John W.A. Buyers


/s/ John C. Taylor        Director                                    September 23, 1997
------------------
John C. Taylor


/s/ Michael J. Valentine  Director                                    September 23, 1997
------------------------
Michael J. Valentine

/s/ J. William Petty
--------------------
J. William Petty          Director                                    September 23, 1997



                        Report of Independent Accountants on
                           Financial Statement Schedule






To the Board of Directors
of John B. Sanfilippo & Son, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 29, 1997 appearing on page 21 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this
Form 10-K.  In our opinion, the Financial Statement
Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP

Chicago
August 29, 1997

                        JOHN B. SANFILIPPO & SON, INC.
                                SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

         For the twenty-six weeks ended June 26, 1997 and for the
                 years ended December 31, 1996 and 1995
                         (Dollars in thousands)


                         Balance at                              Balance at
Description              Beginning     Additions   Deductions   End of Period
-----------              ----------    ---------   ----------   -------------

TWENTY-SIX WEEKS ENDED
 JUNE 26, 1997
Allowance for doubtful
 accounts                  $ 676         $  27       $ (34)         $ 669

DECEMBER 31,1996
Allowance for doubtful
 accounts                  $ 434         $ 443       $(201)         $ 676

DECEMBER 31,1995
Allowance for doubtful
 accounts                  $ 407         $ 195       $(168)         $ 434




                        JOHN B. SANFILIPPO & SON, INC.
                                EXHIBIT INDEX
                (Pursuant to Item 601 of Regulation S-K)



Exhibit                                                             Total
Number              Description                                     Pages
-------             -----------                                     -----
1	None

2	None

3.1	Restated Certificate of Incorporation of Registrant(2)

3.2	Certificate of Correction to Restated Certificate(2)

3.3	Bylaws of Registrant(1)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

4.3	Amended and Restated Note Purchase and Private Shelf
Agreement by and between the Registrant and The Prudential
Insurance Company of America ("Prudential") dated as of October
19, 1993 (the "Long-Term Financing Facility)(8)

4.4	7.87% Series A Senior Note dated September 29, 1992 in the
original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.5	8.22% Series B Senior Note dated September 29, 1992 in the
original principal amount of $6.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.6	8.22% Series C Senior Note dated September 29, 1992 in the
original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.7	8.33% Series D Senior Note dated January 15, 1993 in the
original principal amount of $3.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(6)

4.8	6.49% Series E Senior Note dated September 15, 1993 in the
original principal amount of $8.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(9)

4.9	8.31% Series F Senior Note dated June 23, 1994 in the
original principal amount of $8.0 million due May 15, 2006
executed by the Registrant in favor of Prudential(11)

4.10	8.31% Series F Senior Note dated June 23, 1994 in the
original principal amount of $2.0 million due May 15, 2006
executed by the Registrant in favor of Prudential(11)

4.11	Amended and Restated Guaranty Agreement dated as of
October 19, 1993 by Sunshine in favor of Prudential(8)

4.12	First Amendment to the Long-Term Financing Facility dated
as of August 31, 1994 by and between Prudential, Sunshine Nut Co.,
Inc. ("Sunshine") and the Registrant(12)

4.13	Second Amendment to the Long-Term Financing Facility dated
as of September 12, 1995 by and among Prudential, Sunshine and the
Registrant(17)

4.14	Third Amendment to the Long-Term Financing Facility dated
as of February 20, 1996 by and between Prudential, Sunshine and the Registrant (20)

4.15	Second Amendment and Restated Note Agreement dated January
24, 1997 to the Long Term Financing Facility by and among
Prudential, Sunshine, and the Registrant (22)

4.16	Amendment to the Second Amended and Restated Note
Agreement dated May 21, 1997 by and among Prudential, Sunshine and the Registrant (23)

4.17	$1.8 million Promissory Note dated March 31, 1989
evidencing a loan by Cohen Financial Corporation to LaSalle
National Bank ("LNB"), as Trustee under Trust Agreement dated
March 17, 1989 and known as Trust No. 114243(14)

4.18	Modification Agreement dated as of September 29, 1992 by
and among LaSalle National Trust, N.A. ("LaSalle Trust"), a
national banking association, not personally but as Successor
Trustee to LNB under Trust Agreement dated March 17, 1989 known as
Trust Number 114243; the Registrant; Jasper B. Sanfilippo and
Mathias A. Valentine; and Mutual Trust Life Insurance Company(5)

4.19	Note Purchase Agreement dated as of August 30, 1995
between the Registrant and Teachers Insurance and Annuity
Association of America ("Teachers")(17)

4.20	8.30% Senior Note due 2005 in the original principal
amount of $10.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(17)

4.21	9.38% Senior Subordinated Note due 2005 in the original
principal amount of $15.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(17)

4.22	Guaranty Agreement dated as of August 30, 1995 by Sunshine
in favor of Teachers (Senior Notes)(17)

4.23	Guaranty Agreement dated as of August 30, 1995 by Sunshine
in favor of Teachers (Senior Subordinated Notes)(17)

4.24	Amendment, Consent and Waiver, dated as of March 27,
1996, by and among Teachers, Sunshine and the Registrant(20)

4.25	Amendment No. 2 to Note Purchase Agreement dated as of
January 24, 1997 by and among Teachers, Sunshine and the
Registrant(22)

4.26	Amendment to Note Purchase Agreement dated May 19, 1997 by
and among Teachers, Sunshine and the Registrant(23)

5-9    None

10.1	Certain documents relating to $8.0 million Decatur County-
Bainbridge Industrial Development Authority Industrial Development
Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987
dated as of June 1, 1987(1)

10.2	Industrial Building Lease dated as of October 1, 1991
between JesCorp, Inc. and LNB, as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(16)

10.3	Industrial Building Lease (the "Touhy Avenue Lease") dated
November 1, 1985 between Registrant and LNB, as Trustee under
Trust Agreement dated September 20, 1966 and known as Trust No.
34837(13)

10.4	First Amendment to the Touhy Avenue Lease dated June 1,
1987(13)

10.5	Second Amendment to the Touhy Avenue Lease dated December
14, 1990(13)

10.6	Third Amendment to the Touhy Avenue Lease dated September
1, 1991(18)

10.7	Industrial Real Estate Lease (the "Lemon Avenue Lease")
dated May 7, 1991 between Registrant, Majestic Realty Co. and
Patrician Associates, Inc(1)

10.8	First Amendment to the Lemon Avenue Lease dated January
10, 1996(20)

10.9	$4.0 million Promissory Note dated October 5, 1988
evidencing a loan to Registrant by Jasper B. Sanfilippo(1)

10.10	Form of Receivable Assignment Agreement between Registrant
and Jasper B. Sanfilippo and form of $1,153,801.36 Promissory Note executed by Jasper B. Sanfilippo in connection therewith(14)

10.11	Mortgage, Assignment of Rents and Security Agreement made
on September 29, 1992 by LaSalle Trust, not personally but as
Successor Trustee under Trust Agreement dated February 7, 1979 known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717
Arthur Avenue, Elk Grove Village, Illinois(5)

10.12	Industrial Building Lease dated June 1, 1985 between
Registrant and LNB, as Trustee under Trust Agreement dated
February 7, 1979 and known as Trust No. 100628(1)

10.13	First Amendment to Industrial Lease dated September 29,
1992 by and between the Registrant and LaSalle Trust, not
personally but as Successor Trustee under Trust Agreement dated
February 7, 1979 and known as Trust Number 100628(5)

10.14	Second Amendment to Industrial Building Lease dated March
3, 1995, by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated
February 7, 1979 and known as Trust Number 100628(14)

10.15	Ground Lease dated January 1, 1995, between the Registrant
and LaSalle Trust, not personally but as Successor Trustee under
Trust Agreement dated February 7, 1979 and known as Trust Number
100628(14)

10.16	Party Wall Agreement, dated March 3, 1995, between the
Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust
Number 100628 and the Arthur/Busse Limited Partnership(14)

10.17	Secured Promissory Note in the amount of $6,223,321.81
dated September 29, 1992 executed by Arthur/Busse Limited
Partnership in favor of the Registrant(5)

10.18	Tax Indemnification Agreement between Registrant and
certain Stockholders of Registrant prior to its initial public offering(2)

*10.19	Indemnification Agreement between Registrant and certain
Stockholders of Registrant prior to its initial public offering(2)

*10.20	The Registrant's 1991 Stock Option Plan(1)

*10.21	First Amendment to the Registrant's 1991 Stock Option
Plan(4)

*10.22	John B. Sanfilippo & Son, Inc. Split-Dollar Insurance
Agreement Number One among John E. Sanfilippo, as trustee of the
Jasper and Marian Sanfilippo Irrevocable Trust, dated September
23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and
Registrant, and Collateral Assignment from John E. Sanfilippo as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust,
dated September 23, 1990, as assignor, to Registrant, as
assignee(7)

*10.23	John B. Sanfilippo & Son, Inc. Split-Dollar Insurance
Agreement Number Two among Michael J. Valentine, as trustee of the
Valentine Life Insurance Trust, dated May 15, 1991, Mathias
Valentine, Mary Valentine and Registrant, and Collateral
Assignment from Michael J. Valentine, as trustee of the Valentine
Life Insurance Trust, dated May 15, 1991, as assignor, and
Registrant, as assignee(7)

10.24	License to Use Trade Name, Trademarks and Service Marks,
dated April 15, 1993 by and among Bert S. Crane, Nancy M. Crane,
Bert A. Crane, Mary Crane Couchman, Karen N. Crane, Crane Walnut
Orchards Processing Division, Amsterdam Land and Cattle Company,
Inc. and the Registrant(10)

10.25	Credit Agreement among the Registrant, American National
Bank and Trust Company of Chicago ("ANB") as agent, LNB, National
City Bank ("NCB") and ANB, dated as of October 19, 1993(8)

10.26	Guaranty Agreement dated as of October 19, 1993 by
Sunshine in favor of ANB, as agent on behalf of LNB, NCB and ANB(8)

10.27	Amendment to Amended and Restated Reimbursement Agreement
dated as of October 19, 1993 by and among the Registrant, LNB and
ANB(8)

10.28	Amendment No. 1 to Bank Credit Facility entered into as of
August 31, 1994 by and among the Registrant, ANB, LNB and NCB(12)

10.29	Amendment No. 2 to Bank Credit Facility entered into as of
September 1, 1994 by and among the Registrant, ANB, LNB and NCB(12)

10.30	Amendment No. 3 to Bank Credit Facility dated as of
September 13, 1995 by and among the Registrant, ANB, LNB and
NCB.(17)

10.31	Memorandum of Agreement dated February 24, 1994, between
the Registrant and The Fisher Nut Company ("Fisher")(13)

10.32	Asset Purchase and Sales Agreement, dated as of October
10, 1995, by and among The Procter & Gamble Company, ("P&G").  The
Procter & Gamble Distribution Company ("P&GDC"), Fisher and the
Registrant(19)

10.33	Inventory Purchase Agreement, dated as of October 10,
1995, by and among P&G, P&GDC, Fisher and the Registrant(19)

10.34	Equipment Purchase Agreement, dated as of October 10,
1995, by and among Fisher and the Registrant(19)

10.35	Lease Agreement, dated as of December 10, 1993, by and
between LaSalle Trust and the Registrant for the premises at 3001
Malmo Drive, Arlington Heights, Illinois(16)

*10.36	Certain documents relating to Reverse Split-Dollar
Insurance Agreement between Sunshine and John Charles Taylor dated
November 24, 1987(14)

10.37	Outsource Agreement between the Registrant and Preferred
Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT
REQUESTED](14)

10.38	Letter Agreement between the Registrant and Preferred
Products, Inc., dated February 24, 1995, amending the Outsource
Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT
REQUESTED](14)

*10.39	The Registrant's 1995 Equity Incentive Plan(15)

10.40	Merger Agreement dated May 31, 1995, among the Registrant,
Quantz Acquisition Co., Inc. James B. Quantz, the National Bank of
South Carolina, as Trustee of the James Bland Quantz Irrevocable
Trust dated May 6, 1980, and Machine Design Incorporated
[CONFIDENTIAL TREATMENT REQUESTED](16)

10.41	Promissory Note (the "ILIC Promissory Note") in the
original principal amount of $2.5 million, dated September 27,
1995 and executed by the Registrant in favor of Indianapolis Life
Insurance Company ("ILIC")(18)

10.42	First Mortgage and Security Agreement (the "ILIC"
Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC
Promissory Note and relating to the property commonly known as
3001 Malmo Drive, Arlington Heights, Illinois (18)

10.43	Assignment of Rents, Leases, Income and Profits dated
September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(18)

10.44	Environmental Risk Agreement dated September 27, 1995,
executed by the Registrant in favor of ILIC and relating to the
ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights
facility(18)

10.45	Credit Agreement among the Registrant, Bank of America
Illinois ("BAI") as agent, NCB, The Northern Trust Company ("NTC")
and BAI, dated as of March 27, 1996(20)

10.46	Reimbursement Agreement between the Registrant and BAI,
dated as of March 27, 1996(20)

10.47	Guaranty Agreement dated as March 27, 1996 by Sunshine in
favor of BAI as agent on behalf of NCB, NTC and BAI(20)

10.48	Amendment No. 1 and Waiver to Credit Agreement dated as of
August 1, 1996 by and among the Registrant, BAI, NCB and NTC(21)

10.49	Amendment No. 2 and Waiver to Credit Agreement dated as of
October 30, 1996 by and among the Registrant, BAI, NCB and NTC(21)

10.50	Amendment No. 3 to Credit Agreement dated as of January
24, 1997 by and among the Registrant, BAI, NCB, and NTC(22)

10.51	Amendment No. 5 to Credit Agreement dated June 2, 1997 by
and among the Registrant, BAI, NCB and NTC(23)

*10.52	Employment Agreement by and between Sunshine and John C.
Taylor dated June 17, 1992

*10.53	Employment Agreement by and between Sunshine and Steven G.
Taylor dated June 17, 1992

 11-20	None

21      Subsidiaries of the Registrant                                    1

22	None

23      Consent of Price Waterhouse LLP                                   1

24-26	None

27	Financial Data Schedule

28-98	None

99.1	Recast 1991 Statements of Operations and Balance Sheets(3)




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

(21)  	Incorporated by reference to the Registrant's Current
Report on Form 8-K dated January 24, 1997 (Commission file No. 0-19681).

(22)  	Incorporated by reference to the Registrant's Annual
Report on Form 10-K for the fiscal year ended December 31, 1996
(Commission file No. O-19681)

(23)  	Incorporated by reference to the Registrant's Current
Report on Form 8-K dated May 21, 1997 (Commission file No. O-19681)



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






































