Form 10-Q
period 1997-09-25
SANFILIPPO JOHN B & SON INC
filed 1997-11-07
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ________________________________

                                 FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

                For the quarterly period ended September 25, 1997

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

                   Yes       X                       No __________

		As of November 7, 1997, 5,460,240 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares and 3,687,426 shares of the Registrant's Class A Common
Stock, $.01 par value per share, were outstanding.





                         JOHN B. SANFILIPPO & SON, INC.

                              INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1 --   Consolidated Financial Statements:
Consolidated Statements of Operations for the quarters ended September 25, 1997 and September 26, 1996

Consolidated Balance Sheets as of September 25, 1997
and June 26, 1997

Consolidated Statements of Cash Flows for the quarters ended September 25, 1997 and September 26, 1996

Notes to Consolidated Financial Statements

Item 2 -- Management's Discussion and Analysis of
Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
---------------------------
Item 2 -- Changes in Securities

Item 6 -- Exhibits and Reports on Form 8-K


SIGNATURE

OMITTED FINANCIAL STATEMENTS

None


                       PART I.  FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
------------------------------
                       JOHN B. SANFILIPPO & SON, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
              (Dollars in thousands, except earnings per share)



                                            For the Quarter Ended
                                       --------------------------------
                                       September 25,      September 26,
                                           1997                1996
                                       -------------      -------------

Net sales                                 $ 77,256           $ 70,373
Cost of sales                               64,452             64,198
                                           -------            -------
Gross profit                                12,804              6,175
                                           -------            -------
Selling expenses                             6,893              5,945
Administrative expenses                      2,491              2,528
                                           -------            -------
                                             9,384              8,473
                                           -------            -------
Income (loss) from operations                3,420             (2,298)
                                           -------            -------
Other income (expense):
    Interest expense                        (1,809)            (2,073)
    Interest income                              6                  5
    Rental income                              118                 93
                                           -------            -------
                                            (1,685)            (1,975)
                                           -------            -------
Income (loss) before income taxes            1,735             (4,273)
Income tax (expense) benefit                  (720)             1,683
                                           -------            -------
Net income (loss)                         $  1,015           $ (2,590)
                                           =======            =======
Earnings (loss) per common share          $   0.11           $  (0.28)
                                           =======            =======



The accompanying notes are an integral part of these financial statements.


                       JOHN B. SANFILIPPO & SON, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

                                       September 25,      June 26,
                                           1997             1997
                                       -------------      --------
                                        (Unaudited)

ASSETS
------
CURRENT ASSETS:

        Cash                              $    719        $    631
        Accounts receivable, net            24,738          25,200
        Inventories                         83,090          62,988
        Deferred income taxes                  618             618
        Income taxes receivable              2,311           2,830
	Prepaid expenses and other
         current assets                      2,594           1,419
                                           -------         -------
TOTAL CURRENT ASSETS                       114,070          93,686
                                           -------         -------

PROPERTIES:

        Buildings                           55,231          55,211
        Machinery and equipment             66,957          66,019
        Furniture and leasehold
         improvements                        4,956           4,956
        Vehicles                             4,230           4,190
                                           -------         -------
                                           131,374         130,376
        Less:  Accumulated depreciation     55,573          53,749
                                           -------         -------
                                            75,801          76,627
        Land                                 1,892           1,892
                                           -------         -------
                                            77,693          78,519
                                           -------         -------
OTHER ASSETS:

        Goodwill and other intangibles       8,434           8,667
        Miscellaneous                        8,181           6,545
                                           -------         -------
                                            16,615          15,212
                                           -------         -------
                                          $208,378        $187,417
                                           =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:

        Notes payable                     $ 21,289        $ 19,034
        Current maturities                   4,785           4,937
        Accounts payable                    30,338          11,193
        Accrued expenses                     8,497           8,656
                                           -------         -------
TOTAL CURRENT LIABILITIES                   64,909          43,820
                                           -------         -------
LONG-TERM DEBT                              67,719          68,862
                                           -------         -------
LONG-TERM DEFERRED INCOME TAXES              1,664           1,664
                                           -------         -------
STOCKHOLDERS' EQUITY

        Preferred Stock                         --              --
        Class A Common Stock                    37              37
        Common Stock                            56              56
        Capital in excess of par value      57,191          57,191
        Retained earnings                   18,006          16,991
        Treasury stock                      (1,204)         (1,204)
                                           -------         -------
                                            74,086          73,071
                                           -------         -------
                                          $208,378        $187,417
                                           =======         =======

The accompanying notes are an integral part of these financial statements.



                       JOHN B. SANFILIPPO & SON, INC
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                           (Dollars in thousands)


                                            For the Quarter Ended
                                       --------------------------------
                                       September 25,      September 26,
                                            1997              1996
                                       -------------      -------------

Cash flows from operating activities:

  Net income (loss)                       $  1,015          $ (2,590)
  Adjustments:
    Depreciation and amortization            2,158             2,110
    Change in current assets and
     current liabilities:
      Accounts receivable, net                 462            (3,242)
      Inventories                          (20,102)            7,111
      Prepaid expenses and other
       current assets                       (1,175)             (344)
      Accounts payable                      19,145             9,951
      Accrued expenses                        (159)              105
      Income taxes payable/receivable          519            (1,794)
                                           -------           -------
  Net cash provided by operating
   activities                                1,863            11,307
                                           -------           -------

Cash flows from investing activities:

  Acquisition of properties                   (864)           (1,125)
  Other                                     (1,763)             (542)
                                           -------           -------
  Net cash (used in) investing activities   (2,627)           (1,667)
                                           -------           -------

Cash flows from financing activities:

  Net borrowings (repayments) on
   notes payable                             2,256            (8,583)
  Principal payments on long-term debt      (1,404)           (1,228)
                                           -------           -------
  Net cash provided by (used in)
   financing activities                        852            (9,811)
                                           -------           -------
Net increase (decrease) in cash                 88              (171)
Cash:
        Beginning of period                    631               276
                                           -------           -------
        End of period                     $    719          $    105
                                           =======           =======

Supplemental disclosures:
        Interest paid                     $  2,205          $  2,482
        Taxes paid                             201                81
Supplemental disclosure of noncash
 investing and financing activities:
        Capital lease obligation incurred      110                --



    The accompanying notes are an integral part of these financial statements.


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


NOTE 1 - INVENTORIES
--------------------

Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:



                             September 25,         June 26,
                                  1997               1997
                             -------------         --------

Raw material and supplies      $ 44,474           $ 29,713
Work-in-process and
 finished goods                  38,616             33,275
                                -------            -------
                               $ 83,090           $ 62,988
                                =======            =======


NOTE 2 - EARNINGS PER COMMON SHARE
----------------------------------

Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. Common stock equivalents (stock options) had an immaterial effect on earnings per share for the quarters ended September 25, 1997 and September 26, 1996 and, accordingly, have not been included in the weighted average shares outstanding. Fully diluted earnings per common share, which include the effect of conversion of common stock equivalents for the quarters ended September 25, 1997 and September 26, 1996 are not materially different from the earnings per share presented. The weighted average number of shares aggregated 9,147,666 for the quarters ended September 25, 1997 and September 26, 1996.

NOTE 3 - MANAGEMENT'S STATEMENT
-------------------------------

The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The data presented on the balance sheet for the transition period ended June 26, 1997 were derived from audited financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the transition period from January 1, 1997 to June 26, 1997.



ITEM 2
------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

On April 30, 1997 the Company's Board of Directors voted to, upon the approval of its lendors, change the Company's fiscal year from a calendar year end to a fiscal year that ends on the final Thursday of June of each year. A Transition Report on Form 10-K was filed for the transition period from January 1, 1997 to June 26, 1997. This Quarterly Report on Form 10-Q is for the Company's first quarter for the fiscal year ending June 25, 1998.

The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the first and fourth quarters of each calendar year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At September 25, 1997, the Company's inventories totalled approximately $83.1 million compared to approximately $63.0 million at June 26, 1997, and approximately $76.1 million at September 26, 1996. The increase in inventories at September 25, 1997 when compared to September 26, 1996 is primarily due to purchasing peanuts, walnuts and almonds earlier in calendar year 1997 than in calendar year 1996. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."


RESULTS OF OPERATIONS
---------------------

NET SALES. Net sales increased from approximately $70.4 million for the quarter ended September 26, 1996 to approximately $77.3 million in the first quarter of fiscal 1998, an increase of approximately $6.9 million or 9.8%. The increase in net sales was due primarily to increased unit volume sales to the Company's retail and food service customers. The increase in net sales to retail customers was due primarily to increased unit volume sales to existing and new customers. The increase in net sales to food service customers was due primarily to additional unit volume sales to airline customers.

GROSS PROFIT. Gross profit margin increased from 8.8% for the quarter ended September 26, 1996 to 16.6% in the first quarter of fiscal 1998. This increase was due primarily to (i) a $2.6 million write-down of pecan inventory to market value as of September 26, 1996, (ii) declines in the market price for processed pecan meats relative to the cost of pecan inventory throughout the quarter ended September 26, 1996, and (iii) increases in net sales as a percentage of total sales to retail customers, which generally carry higher margins than sales to the Company's other customers.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales increased slightly from 12.0% for the quarter ended September 26, 1996 to 12.1% in the first quarter of fiscal 1998. Selling expenses as a percentage of net sales increased from 8.4% for the quarter ended September 26, 1996 to 8.9% in the first quarter of fiscal 1998. This increase was due primarily to higher promotional allowances in the first quarter of fiscal 1998. Administrative expenses as a percentage of net sales decreased from 3.6% for the quarter ended September 26, 1996 to 3.2% in the first quarter of fiscal 1998. This decrease was due primarily to controlling administrative expenses with an increasing revenue base.

INCOME FROM OPERATIONS. Due to the factors discussed above, income from operations increased from a loss of approximately $2.3 million, or 3.3% of net sales, for the quarter ended September 26, 1996 to income of approximately $3.4 million, or 4.4% of net sales, in the first quarter of fiscal 1998.

INTEREST EXPENSE. Interest expense decreased from approximately $2.1 million for the quarter ended September 26, 1996 to approximately $1.8 million in the first quarter of fiscal 1998. This decrease was due primarily to a lower average level of borrowings during the first quarter of fiscal 1998 compared to the quarter ended September 26, 1996 due to improved operating results and reduced fixed asset expenditures.

INCOME TAXES. The Company recorded income tax expense of approximately $0.7 million, or 41.5% of income before income taxes, in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of fiscal 1998, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately $1.9 million in the first quarter of fiscal 1998 compared to approximately $11.3 million for the quarter ended September 26, 1996. The net cash provided by operating activities decreased significantly in the first quarter of fiscal 1998 when compared to the quarter ended September 26, 1996 due primarily to the early harvest of peanuts, walnuts and almonds. The largest component of net cash provided by operating activities in the first quarter of fiscal 1998 was an increase of approximately $19.1 million in accounts payable. This amount was offset by an increase in inventories of approximately $20.1 million. During the first quarter of fiscal 1998, the Company spent approximately $0.9 million in capital expenditures, compared to approximately $1.1
million in the quarter ended September 26, 1996.   During the
first quarter of fiscal 1998, the Company repaid approximately $1.4 million of long-term debt, compared to approximately $1.2 million in the quarter ended September 26, 1996.

The Bank Credit Facility is comprised of (i) a working capital revolving loan which (as described below, depending on the time of year) provides for working capital financing of up to approximately $51.7 million, in the aggregate, and matures on March 27, 1998, and (ii) an $8.3 million letter of credit to secure the industrial development bonds which matures on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 6.91% at September 25, 1997) determined pursuant to a formula based on the agent bank's quoted rate, the Federal Funds Rate and the Eurodollar Interbank rate. The aggregate amount outstanding under the Bank Credit Facility is limited to specified amounts which vary, because of the seasonal nature of the Company's business, from $60.0 million during January through March, to $50.0 million during April through May, to $40.0 million during June through September, and to $50.0 million during October through December.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of September 25, 1997, there was approximately $26.6 million outstanding under the Long-Term Financing Facility.

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

The Bank Credit Facility, the Long-Term Financing Facility and the senior portion of the Additional Long-Term Financing are secured by a first priority perfected security interest in, and lien on, substantially all of the Company's assets. The obligations under the subordinated portion of the Additional Long-Term Financing are secured by a junior security interest in the Company's assets.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things,
(i) require the Company to maintain specified financial ratios,
(ii) limit the amount of the Company's capital expenditures in calendar 1997 to $7.2 million and $10.0 million thereafter, and
(iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Bank Credit Facility and the Long-Term Financing Facility limit the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared,
(b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility and the Long-Term Financing Facility prohibit the Company from spending more than $1.0 million to redeem shares of capital stock.

As of September 25, 1997, the Company had approximately $16.0 million of available credit under the Bank Credit Facility. Approximately $0.9 million were incurred on capital expenditures in the first quarter of 1998. No significant capital expenditures are anticipated for fiscal 1998, The Company is currently negotiating with lendors to replace the Bank Credit Facility which, as noted above, expires on March 27, 1998 (the "Replacement Credit Facility"). The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility and the Replacement Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future. See "Factors That May Affect Future Results - Growth Initiatives".


FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

       (A)  AVAILABILITY OF RAW MATERIALS AND MARKET PRICE FLUCTUATIONS

The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans, other nuts, dried fruit and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather condition and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the United States Department of Agriculture or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.
Shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts, dried fruit or chocolate may affect the value of the Company's inventory and the Company's profitability. For example, during the quarter ended September 26, 1996 the Company was required to record a $2.6 million charge against its earnings to reflect the impact of a lower cost or market adjustment of its pecan inventory. The Company has a significant inventory of nuts, dried fruit and chocolate that would be adversely affected by any decrease in the market price of such raw materials. See "General".

       (B) COMPETITIVE ENVIRONMENT

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

        (C) SALES TO INDUSTRIAL CUSTOMERS

The increase in the Company's processing and shelling capacity created by its facility construction and expansion programs over the past five years and increased sales by Sunshine may result in further increases in net sales to industrial customers, both in amount and as a percentage of the Company's total sales. Because sales to industrial customers are generally made at lower margins than sales to other customers, increases in such sales may adversely affect the Company's profit margins.

        (D) FIXED PRICE COMMITMENTS

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

        (E) FEDERAL REGULATION OF PEANUT PRICES, QUOTAS AND POUNDAGE
            ALLOTMENTS

Peanuts are an important part of the Company's product line. Approximately 50% of the total pounds of products processed annually by the Company are peanuts, peanut butter and other products containing peanuts. The production and marketing of peanuts are regulated by the USDA under the Agricultural Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop by: (i) limiting peanut imports, (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year, and (iii) setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United States. Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 1997 calendar year is 1,236 million tons. Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal. Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country. The quota support price for the 1997 calendar year is $610 per ton.

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


PART II.  OTHER INFORMATION
---------------------------

ITEM 2 - CHANGES IN SECURITIES
-------------------------------

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


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

  (a)   Exhibits:  The exhibits required by Item 601 of Regulation
S-K follow:



Exhibit
Number                   Description
--------------------------------------------------------------------------
2      None

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

4.4 7.87% Series A Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.5 8.22% Series B Senior Note dated September 29, 1992 in the original principal amount of $6.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.6 8.22% Series C Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.7 8.33% Series D Senior Note dated January 15, 1993 in the original principal amount of $3.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(6)

4.8 6.49% Series E Senior Note dated September 15, 1993 in the original principal amount of $8.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(9)

4.9 8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $8.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(10)

4.10 8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $2.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(10)

4.11 Amended and Restated Guaranty Agreement dated as of October 19, 1993 by Sunshine in favor of Prudential(8)

4.12 First Amendment to the Long-Term Financing Facility dated as of August 31, 1994 by and between Prudential, Sunshine Nut Co., Inc. ("Sunshine") and the Registrant(11)

4.13 Second Amendment to the Long-Term Financing Facility dated as of September 12, 1995 by and among Prudential, Sunshine and the Registrant(16)

4.14 Third Amendment to the Long-Term Financing Facility dated as of February 20, 1996 by and between Prudential, Sunshine and the Registrant (18)

4.15 Second Amendment and Restated Note Agreement dated January 24, 1997 to the Long Term Financing Facility by and among Prudential, Sunshine, and the Registrant (20)

4.16 Amendment to the Second Amended and Restated Note Agreement dated May 21, 1997 by and among Prudential, Sunshine and the Registrant(21)

4.17 $1.8 million Promissory Note dated March 31, 1989 evidencing a loan by Cohen Financial Corporation to LaSalle National Bank ("LNB"), as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(13)

4.18 Modification Agreement dated as of September 29, 1992 by and among LaSalle National Trust, N.A. ("LaSalle Trust"), a national banking association, not personally but as Successor Trustee to LNB under Trust Agreement dated March 17, 1989 known as Trust Number 114243; the Registrant; Jasper B. Sanfilippo and Mathias A. Valentine; and Mutual Trust Life Insurance Company(5)

4.19 Note Purchase Agreement dated as of August 30, 1995 between the Registrant and Teachers Insurance and Annuity Association of America ("Teachers")(16)

4.20 8.30% Senior Note due 2005 in the original principal amount of $10.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(16)

4.21 9.38% Senior Subordinated Note due 2005 in the original principal amount of $15.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(16)

4.22 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Notes)(16)

4.23 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Subordinated Notes)(16)

4.24 Amendment, Consent and Waiver, dated as of March 27, 1996, by and among Teachers, Sunshine and the Registrant(18)

4.25 Amendment No. 2 to Note Purchase Agreement dated as of January 24, 1997 by and among Teachers, Sunshine and the Registrant(20)

4.26 Amendment to Note Purchase Agreement dated May 19, 1997 by and among Teachers, Sunshine and the Registrant(21)

10.1   Certain documents relating to $8.0 million Decatur County-
       Bainbridge Industrial Development Authority Industrial
       Development Revenue Bonds (John B. Sanfilippo & Son, Inc.
       Project) Series 1987 dated as of June 1, 1987(1)

10.2 Industrial Building Lease dated as of October 1, 1991 between JesCorp, Inc. and LNB, as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(15)

10.3   Industrial Building Lease (the "Touhy Avenue Lease") dated
       November 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(12)

10.4   First Amendment to the Touhy Avenue Lease dated June 1, 1987(12)

10.5   Second Amendment to the Touhy Avenue Lease dated December 14,
       1990(12)

10.6   Third Amendment to the Touhy Avenue Lease dated September 1,
       1991(17)

10.7 Industrial Real Estate Lease (the "Lemon Avenue Lease") dated May 7, 1991 between Registrant, Majestic Realty Co. and
       Patrician Associates, Inc(1)

10.8   First Amendment to the Lemon Avenue Lease dated January 10,
       1996(18)

10.9 Mortgage, Assignment of Rents and Security Agreement made on September 29, 1992 by LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk Grove Village, Illinois(5)

10.10 Industrial Building Lease dated June 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated February 7, 1979 and known as Trust No. 100628(1)

10.11 First Amendment to Industrial Lease dated September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(5)

10.12 Second Amendment to Industrial Building Lease dated March 3, 1995, by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(13)

10.13 Ground Lease dated January 1, 1995, between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust
       Number 100628(13)

10.14  Party Wall Agreement, dated March 3, 1995, between the
       Registrant, LaSalle Trust, not personally but as Successor
       Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 and the Arthur/Busse Limited
       Partnership(13)

10.15 Secured Promissory Note in the amount of $6,223,321.81 dated September 29, 1992 executed by Arthur/Busse Limited Partnership in favor of the Registrant(5)

10.16 Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.17  Indemnification Agreement between Registrant and certain
       Stockholders of Registrant prior to its initial public offering(2)

10.18  The Registrant's 1991 Stock Option Plan(1)

10.19  First Amendment to the Registrant's 1991 Stock Option Plan(4)

10.20 John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, and Collateral Assignment from John E. Sanfilippo as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, as assignor, to Registrant, as assignee(7)

10.21 John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, Mathias Valentine, Mary Valentine and Registrant, and Collateral
       Assignment from Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, as assignor, and Registrant, as assignee(7)

10.22 Certain documents relating to Reverse Split-Dollar Insurance Agreement between Sunshine and John Charles Taylor dated
       November 24, 1987(13)

10.23  Outsource Agreement between the Registrant and Preferred
       Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT REQUESTED](13)

10.24 Letter Agreement between the Registrant and Preferred Products, Inc., dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](13)

10.25  The Registrant's 1995 Equity Incentive Plan(14)

10.26 Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life
       Insurance Company ("ILIC")(17)

10.27 First Mortgage and Security Agreement (the "ILIC" Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC
       Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois (17)

10.28 Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(17)

10.29 Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(17)

10.30 Credit Agreement among the Registrant, Bank of America Illinois ("BAI") as agent, NCB, The Northern Trust Company ("NTC") and BAI, dated as of March 27, 1996(18)

10.31 Reimbursement Agreement between the Registrant and BAI, dated as of March 27, 1996(18)

10.32 Guaranty Agreement dated as March 27, 1996 by Sunshine in favor of BAI as agent on behalf of NCB, NTC and BAI(18)

10.33  Amendment No. 1 and Waiver to Credit Agreement dated as of
       August 1, 1996 by and among the Registrant, BAI, NCB and NTC(19)

10.34  Amendment No. 2 and Waiver to Credit Agreement dated as of
       October 30, 1996 by and among the Registrant, BAI, NCB and
       NTC(19)

10.35 Amendment No. 3 to Credit Agreement dated as of January 24, 1997 by and among the Registrant, BAI, NCB, and NTC(20)

10.36 Amendment No. 5 to Credit Agreement dated as of June 2, 1997 by and among the Registrant, BAI, NCB, and NTC(21)

10.37 Employment Agreement by and between Sunshine and John C. Taylor dated June 17, 1992(20)

10.38  Employment Agreement by and between Sunshine and Steven G.
       Taylor dated June 17, 1992(20)

11     None

15     None

17     None

18     None

24-26  None

27     Financial Data Schedule

99     None

--------------------------------------------------------------------------

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

(9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 15, 1993 (Commission file No. 0-
     19681).

(10) Incorporated by reference to the Registrant's Current
     Report and Form 8-K dated June 23, 1994 (Commission File No.
     0-19681).

(11) Incorporated by reference to the Registrant's Quarterly
     Report on Form 10-Q for the third quarter ended September 29, 1994 (Commission File No. 0-19681).

(12) Incorporated by reference to the Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-19681).

(13) Incorporated by reference to the Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-19681).

(14) Incorporated by reference to the Registrant's Quarterly
     Report on Form 10-Q for the first quarter ended March 30, 1995 (Commission File No. 0-19681).

(15) Incorporated by reference to the Registrant's Quarterly
     Report on Form 10-Q for the second quarter ended June 29, 1995 (Commission File No. 0-19681).

(16) Incorporated by reference to the Registrant's Current
     Report on Form 8-K dated September 12, 1995 (Commission File
     No. 0-19681).

(17) Incorporated by reference to the Registrant's Quarterly
     Report on Form 10-Q for the third quarter ended September 28, 1995 (Commission file No. 0-19681).

(18) Incorporated by reference to the Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission file No. 0-19681).

(19) Incorporated by reference to the Registrant's Current
     Report on Form 8-K dated January 24, 1997 (Commission file No. 0-19681).

(20) Incorporated by reference to the Registrant's Annual
     Report Form 10-K for the fiscal year ended December 31, 1996
     (Commission file No. 0-19681)

(21) Incorporated by reference to the Registrant's Current
     Report on Form 8-K dated May 21, 1997 (Commission file No. 0-19681)


John B. Sanfilippo & Son, Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-
Q. The charge for furnishing copies of the exhibits is $.25 per page, plus postage.

(b)	Reports on Form 8-K:  There were no Current Reports on Form 8-
        K filed during the quarter ended September 25, 1997.


                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JOHN B. SANFILIPPO & SON, INC.


Date: November 7, 1997                   By: /s/Gary P. Jensen
                                            ------------------
                                            Gary P. Jensen
                                            Executive Vice President, Finance
                                            and Chief Financial Officer