Form 10-Q
period 1997-12-25
SANFILIPPO JOHN B & SON INC
filed 1998-02-06
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                   ________________________________

                             FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

          For the quarterly period ended December 25, 1997

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

              Yes  ____X_____               No __________

		As of February 6, 1997, 5,460,240 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares and 3,687,426 shares of the Registrant's Class A Common
Stock, $.01 par value per share, were outstanding.


                      JOHN B. SANFILIPPO & SON, INC.

                            INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1 -- 	Consolidated Financial Statements:

Consolidated Statements of Operations for the quarters and twenty six weeks ended December 25, 1997 and December 31, 1996

Consolidated Balance Sheets as of December 25, 1997
and June 26, 1997

Consolidated Statements of Cash Flows for the twenty-six weeks ended December 25, 1997 and December 31, 1996

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

None




                      PART I.  FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
------------------------------

                     JOHN B. SANFILIPPO & SON, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
            (Dollars in thousands, except earnings per share)



               For the Quarter Ended      For the Twenty-six Weeks Ended
             -------------------------    ------------------------------
             December 25,  December 31,      December 25,    December 31,
             ------------  ------------      ------------    ------------

Net sales      $112,683      $106,063          $189,939        $176,436
Cost of sales    92,180        90,513           156,632         154,711
                -------       -------           -------         -------
Gross profit     20,503        15,550            33,307          21,725
                -------       -------           -------         -------
Selling expenses  9,732         7,558            16,625          13,503
Administrative
 expenses         2,661         3,325             5,152           5,849
                -------       -------           -------         -------
                 12,393        10,883            21,777          19,352
                -------       -------           -------         -------
Income
 from operations  8,110         4,667            11,530           2,373
                -------       -------           -------         -------
Other income
(expense):
 Interest expense(2,039)       (2,156)           (3,848)         (4,229)
 Interest income      7             5                13              10
 Gain (loss) on
  disposition of
  properties        ---             1               ---              (3)
 Rental income      154           103               272             196
                -------       -------           -------         -------
                 (1,878)       (2,047)           (3,563)         (4,026)
                -------       -------           -------         -------
Income (loss)
 before income
 taxes            6,232         2,620             7,967          (1,653)
Income tax
 (expense)
 benefit         (2,519)       (1,074)           (3,239)            609
                -------       -------           -------         -------
Net income
 (loss)        $  3,713      $  1,546          $  4,728        $ (1,044)
                =======       =======           =======         =======
Basic earnings
 (loss) per
 common share  $   0.41      $   0.17          $   0.52        $  (0.11)
                =======       =======           =======         =======
Diluted earnings
 (loss) per
 common share  $   0.40      $   0.17          $   0.52        $  (0.11)
                =======       =======           =======         =======



The accompanying notes are an integral part of these financial statements.


                      JOHN B. SANFILIPPO & SON, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                         (Dollars in thousands)


                               December 25,         June 26,
                                  1997                1997
                               ------------         --------

ASSETS
------
CURRENT ASSETS:
      Cash                       $    962           $    631
      Accounts receivable, net     27,497             25,200
      Inventories                 101,441             62,988
      Deferred income taxes           618                618
      Income taxes receivable         ---              2,830
      Prepaid expenses and other
       current assets               2,586              1,419
                                  -------            -------
TOTAL CURRENT ASSETS              133,104             93,686
                                  -------            -------

PROPERTIES:
      Buildings                    55,239             55,211
      Machinery and equipment      67,962             66,019
      Furniture and leasehold
       improvements                 4,976              4,956
      Vehicles                      4,274              4,190
                                  -------            -------
                                  132,451            130,376
      Less: Accumulated
       depreciation                57,593             53,749
                                  -------            -------
                                   74,858             76,627
      Land                          1,892              1,892
                                  -------            -------
                                   76,750             78,519
                                  -------            -------
OTHER ASSETS:
      Goodwill and other
       intangibles                  8,201              8,667
      Miscellaneous                 7,763              6,545
                                  -------            -------
                                   15,964             15,212
                                  -------            -------
                                 $225,818           $187,417
                                  =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
      Notes payable              $ 33,585           $ 19,034
      Current maturities            4,785              4,937
      Accounts payable             29,858             11,193
      Accrued expenses             10,599              8,656
      Income taxes payable            794                ---
                                  -------            -------
TOTAL CURRENT LIABILITIES          79,621             43,820
                                  -------            -------
LONG-TERM DEBT                     66,735             68,862
                                  -------            -------
LONG-TERM DEFERRED INCOME TAXES     1,664              1,664

STOCKHOLDERS' EQUITY
      Preferred Stock                 ---                ---
      Class A Common Stock             37                 37
      Common Stock                     56                 56
      Capital in excess
       of par value                57,191             57,191
      Retained earnings            21,718             16,991
      Treasury stock               (1,204)            (1,204)
                                  -------            -------
                                   77,798             73,071
                                  -------            -------

                                 $225,818           $187,417
                                  =======            =======

The accompanying notes are an integral part of these financial statements.



                        JOHN B. SANFILIPPO & SON, INC
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)

                                      For the Twenty-six Weeks Ended
                                     ---------------------------------
                                     December 25,         December 31,
                                         1997                 1996
                                     ------------         ------------

Cash flows from operating activities:
  Net income (loss)                    $  4,728             $ (1,044)
  Adjustments:
   Depreciation and amortization          4,263                4,490
   Gain on disposition of properties        ---                   (1)
   Deferred income taxes                    ---                  390
   Change in current assets
    and current liabilities:
     Accounts receivable, net            (2,297)              (6,618)
     Inventories                        (38,453)               6,077
     Prepaid expenses and
      other current assets               (1,167)                 187
     Accounts payable                    18,665               14,155
     Accrued expenses                     1,943                1,453
     Income taxes payable/receivable      3,624                 (574)
                                        -------              -------
  Net cash provided by
   (used in) operating activities        (8,694)              18,515
                                        -------              -------

Cash flows from investing activities:
   Acquisition of properties             (1,953)              (3,952)
   Proceeds from disposition
    of properties                           ---                    3
   Other                                 (1,184)              (1,376)
                                        -------              -------
   Net cash used in
    investing activities                 (3,137)              (5,325)
                                        -------              -------

Cash flows from financing activities:
   Net borrowings (repayments)
    on notes payable                     14,551              (10,657)
  Principal payments on long-term debt   (2,389)              (2,207)
                                        -------              -------
  Net cash provided by (used in)
   financing activities                  12,162              (12,864)
                                        -------              -------

Net increase in cash                        331                  326
Cash:
        Beginning of period                 631                  276
                                        -------              -------
        End of period                  $    962             $    602
                                        =======              =======
Supplemental disclosures:
        Interest paid                  $  3,757             $  4,091
        Taxes paid                        1,593                   83
Supplemental disclosure of noncash
 investing and financing activities:
        Capital lease obligation incurred   110                   79



  The accompanying notes are an integral part of these financial statements.




              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                        (Dollars in thousands)


NOTE 1 - BASIS OF CONSOLIDATION
-------------------------------

The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc.("JBSS") and its wholly owned subsidiaries, including Sunshine Nut Co., Inc. ("Sunshine", collectively the "Company").


NOTE 2 - INVENTORIES
--------------------

Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:


                                  December 25,      June 26,
                                      1997            1997
                                  ------------      --------
Raw material and supplies           $ 62,187        $ 29,713
Work-in-process and finished goods    39,254          33,275
                                     -------         -------
                                    $101,441        $ 62,988
                                     =======         =======

NOTE 3 - EARNINGS PER COMMON SHARE
----------------------------------

Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" which is effective for all reporting periods ending after December 15, 1997, and requires restatement for all prior periods presented. The following tables present the required disclosures under SFAS No. 128:

                            For the Quarter Ended December 25, 1997       For the Quarter Ended December 31, 1996
                           ----------------------------------------       ---------------------------------------
                              Income       Shares      Per-Share             Income         Shares      Per-Share
                            (Numerator) (Denominator)    Amount            (Numerator)   (Denominator)    Amount
                            ----------- -------------   ---------          -----------   -------------  ---------
Net Income                    $3,713                                        $1,546
Basic Earnings Per Share
 Income available to
 common stockholders           3,713       9,147,666      $ 0.41             1,546         9,147,666       $ 0.17
                                                          ======                                           ======
Effect of Dilutive Securities
 Stock options                                31,098                                              49
Diluted Earnings Per Share
 Income available to common
  stockholders                $3,713       9,178,764      $ 0.40            $1,546         9,147,715       $ 0.17
                              ======       =========      ======            ======         =========       ======

                            For the Twenty-six Weeks Ended December 25, 1997   For the Twenty-six Weeks Ended December 31, 1996
                            ------------------------------------------------   ------------------------------------------------
                              Income        Shares        Per-Share              Income         Shares       Per-Share
                            (Numerator)  (Denominator)     Amount              (Numerator)   (Denominator)    Amount
                            -----------  -------------    ---------            -----------   -------------   ---------
Net Income (loss)             $4,728                                             $(1,044)
Basic Earnings (Loss) Per Share
 Income available to common
  stockholders                 4,728        9,147,666       $ 0.52                (1,044)       9,147,666      $(0.11)
Effect of Dilutive Securities                               ======                                             =======
 Stock options                                 30,957
Diluted Earnings Per Share
 Income available to common
  stockholders                $4,728        9,178,623       $ 0.52               $(1,044)       9,147,666      $(0.11)
                                                            ======                                             =======


The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares:

                                                              Weighted-Average
                                          Number of Options    Exercise Price
                                          -----------------   ----------------
Quarter Ended December 25, 1997                274,244            $ 12.13
Quarter Ended December 31, 1996                362,600            $ 11.69
Twenty-six Weeks Ended December 25, 1997       273,256            $ 12.15
Twenty-six Weeks Ended December 31, 1996       384,588            $ 11.67


NOTE 4 - MANAGEMENT'S STATEMENT
-------------------------------

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


ITEM 2
------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL
-------

On April 30, 1997 the Board of Directors of JBSS voted to, upon the approval of its lenders, change the Company's fiscal year from a calendar year end to a fiscal year that ends on the final Thursday of June of each year. A Transition Report on Form 10-K was filed for the transition period from January 1, 1997 to June 26, 1997. This Quarterly Report on Form 10-Q is for the Company's second quarter for the fiscal year ending June 25, 1998.

The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At
December 25, 1997, the Company's inventories totaled approximately $101.4 million compared to approximately $63.0 million at June 26, 1997, and approximately $77.1 million at December 31, 1996. The increase in inventories at December 25, 1997 when compared to December 31, 1996 is primarily due to increased levels of purchases for certain nuts, especially walnuts. See "Factors That
May Affect Future Results -- Availability of Raw Materials and
Market Price Fluctuations."


RESULTS OF OPERATIONS
---------------------

NET SALES. Net sales increased from approximately $106.1 million for the quarter ended December 25, 1996 to approximately $112.7 million in the second quarter of fiscal 1998, an increase of approximately $6.6 million, or 6.2%. For the twenty-six weeks ended December 25, 1997, net sales totaled approximately $189.9 million compared to approximately $176.4 million for the twenty-six weeks ended December 31, 1996, representing an increase of approximately $13.5 million, or 7.1%. The increase in net sales for both the quarter and year-to-date periods was due primarily to increased unit volume sales to the Company's retail and food service customers. The increase in net sales to retail customers was due primarily to increased unit volume sales to existing customers and the addition of several new customers. The increase in net sales to food service customers was due primarily to additional unit volume sales to airline customers.

GROSS PROFIT. Gross profit margin increased from 14.7% for the quarter ended December 31, 1996 to 18.2% in the second quarter of fiscal 1998. For the twenty-six weeks ended December 25, 1997, the gross profit margin increased to 17.5% compared to 12.3% for the twenty-six weeks ended December 31, 1996. The increase in gross profit margin for the twenty-six weeks ended December 25, 1997 was due primarily to (i) a $2.6 million write-down of pecan inventory to market value as of September 26, 1996, and corresponding low margins on pecan sales for the quarter ended
December 31, 1996, (ii) declines in the market price for processed pecan meats relative to the cost of pecan inventory throughout the quarter ended September 26, 1996, and (iii) increases in net sales as a percentage of total sales to retail customers, which generally carry higher margins than sales to the Company's other customers, during the twenty-six weeks ended December 25, 1997 compared to the twenty-six weeks ended December 31, 1996. The increase in gross profit margin for the quarter ended December 25, 1997 was due primarily to (i) low margins on pecan sales for the quarter ended December 31, 1996, as discussed above, and (ii) increases in net sales as a percentage of total sales to retail customers, which generally carry higher margins than sales to the Company's other customers, during the quarter ended December 25, 1997 compared to the quarter ended December 31, 1996.


SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales increased from 10.3% for the quarter ended December 31, 1996 to 11.0% in the second quarter of fiscal 1998. Selling expenses as a percentage of net sales increased from 7.1% for the quarter ended December 31, 1996 to 8.6% in the second quarter of fiscal 1998. Administrative expenses as a percentage of net sales decreased from 3.1% for the quarter ended December 31, 1996 to 2.4% in the second quarter of fiscal 1998. Selling and administrative expenses as a percentage of net sales for the twenty-six weeks ended December 25, 1997 increased to 11.5% from 11.0% for the twenty-six weeks ended December 31, 1996. Selling expenses as a percentage of net sales for the twenty-six weeks ended December 25, 1997 increased to 8.8% from 7.7% for the twenty-six weeks ended December 31, 1996. Administrative expenses as a percentage of net sales for the twenty-six weeks ended December 25, 1997 decreased to 2.7% from 3.3% for the twenty-six weeks ended December 31, 1996. The increase in selling expenses as a percentage of net sales for both the quarter and year-to-date periods was due primarily to higher promotional allowances. The decrease in administrative expenses as a percentage of net sales for both the quarter and year-to-date periods was due primarily to controlling administrative expenses with an increasing revenue base.

INCOME FROM OPERATIONS. Due to the factors discussed above, income from operations increased from approximately $4.7 million, or 4.4% of net sales, for the quarter ended December 31, 1996 to approximately $8.1 million, or 7.2% of net sales, in the second quarter of fiscal 1998. For the twenty-six weeks ended December 25, 1997, income from operations increased to approximately $11.5 million, or 6.1% of net sales, from approximately $2.4 million, or 1.3% of net sales, for the twenty-six weeks ended December 31, 1996.

INTEREST EXPENSE. Interest expense decreased from approximately $2.2 million for the quarter ended December 31, 1996 to approximately $2.0 million in the second quarter of fiscal 1998. For the twenty-six weeks ended December 25, 1997, interest expense was approximately $3.8 million, compared to approximately $4.2
million for the twenty-six weeks ended December 31, 1996.   The
decrease for both the quarter and year-to-date periods was due primarily to a lower average level of borrowings due to improved operating results and reduced fixed asset expenditures.

INCOME TAXES. The Company recorded income tax expense of approximately $2.5 million, or 40.4% of income before income taxes, for the second quarter of fiscal 1998, and approximately $3.2 million, or 40.7% of income before income taxes, for the twenty-six weeks ended December 25, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the second quarter of fiscal 1998, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing").

Net cash used in operating activities was approximately $8.7 million for the twenty-six weeks ended December 25, 1997 compared to net cash provided by operating activities of approximately
$18.5 million for the twenty-six weeks ended December 31, 1996.
The net cash used in operating activities was approximately $8.7 million for the twenty-six weeks ended December 25, 1997 compared to net cash provided by operating activities of approximately $18.5 million for the twenty-six weeks ended December 31, 1996. The significant decrease was due primarily to increased purchases of certain nuts, especially walnuts. The largest component of net cash used in operating activities for the twenty-six weeks ended December 25, 1997 was an increase of approximately $38.4 million in inventories. This amount was partially offset by an increase in accounts payable of approximately $18.7 million. During the twenty-six weeks ended December 25, 1997, the Company spent approximately $2.0 million in capital expenditures, compared to approximately $4.0 million for the twenty-six weeks ended December 31, 1996, and repaid approximately $2.4 million of long-term debt, compared to approximately $2.2 million for the twenty-six weeks ended December 31, 1996.

The Bank Credit Facility is comprised of (i) a working capital revolving loan which (as described below, depending on the time of year) provides for working capital financing of up to approximately $51.7 million, in the aggregate, and matures on March 27, 1998, and (ii) an $8.3 million letter of credit to secure the industrial development bonds which matures on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 6.91% at December 25, 1997) determined pursuant to a formula based on the agent bank's quoted rate, the Federal Funds Rate and the Eurodollar Interbank rate. The aggregate amount outstanding under the Bank Credit Facility is limited to specified amounts which vary, because of the seasonal nature of the Company's business, from $60.0 million during January through March, to $50.0 million during April through May, to $40.0 million during June through September, and to $50.0 million during October through December.

Of the total $35.0 million of borrowings under the Long-Term
Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of December 25, 1997, the total principal amount outstanding under the Long-Term Financing Facility was approximately $25.9 million.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and, beginning on September 1, 1999, requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. As of December 25, 1997, the total principal amount outstanding under the Additional
Long-Term Financing Facility was $25.0 million.

The Bank Credit Facility, the Long-Term Financing Facility and the senior portion of the Additional Long-Term Financing are secured by a first priority perfected security interest in, and lien on, substantially all of the Company's assets. The obligations under the subordinated portion of the Additional Long-Term Financing are secured by a junior security interest in the Company's assets.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things,
(i) require the Company to maintain specified financial ratios,
(ii) limit the amount of the Company's capital expenditures in calendar 1997 to $7.2 million and $10.0 million annually thereafter, and
(iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Bank Credit
Facility and the Long-Term Financing Facility limit the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared,
(b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility and the Long-Term Financing Facility prohibit the Company from spending more than $1.0 million to redeem shares of capital stock.

As of December 25, 1997, the Company had approximately $10.9 million of available credit under the Bank Credit Facility. Approximately $2.0 million was incurred on capital expenditures for the twenty-six weeks ended December 25, 1997. No significant capital expenditures are anticipated for fiscal 1998. On January 15, 1998, the Company entered into a commitment letter with a lender to replace the Bank Credit Facility which, as noted above, expires on March 27, 1998 (the "Replacement Credit Facility"). The Replacement Credit Facility will provide credit in the amount of up to $70.0 million. Exact terms of the Replacement Credit Facility are still under negotiation and require the approval of the Company's long-term lenders. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility and the Replacement Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future. See "Factors That May Affect Future Results - Growth Initiatives".

The Financial Accounting Standards Board ("FASB") issued Statement 128, "Earnings Per Share", to be effective December 15, 1997. This recently issued standard will impact the preparation of, but not materially affect, the financial statements of the Company. Furthermore, the adoption of FASB 128 will not have a material effect on the Company's financial position or its results of operations.


FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

        (A)  AVAILABILITY OF RAW MATERIALS AND MARKET PRICE
FLUCTUATIONS

The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans, other nuts, dried fruit and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather condition and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the United States Department of Agriculture or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.
Shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts, dried fruit or chocolate may affect the value of the Company's inventory and the Company's profitability. For example, during the quarter ended September 26, 1996 the Company was required to record a $2.6 million charge against its earnings to reflect the impact of a lower cost or market adjustment of its pecan inventory. The Company has a significant inventory of nuts, dried fruit and chocolate that would be adversely affected by any decrease in the market price of such raw materials. See "General" and "Results of Operations -- Gross Profit".

       (b) COMPETITIVE ENVIRONMENT

The Company operates in a highly competitive environment. The Company's principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than JBSS, such as Planters Lifesavers Company (a subsidiary of RJR Nabisco, Inc.). JBSS also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs.

        (c) FIXED PRICE COMMITMENTS

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

        (d) FEDERAL REGULATION OF PEANUT PRICES, QUOTAS AND POUNDAGE
ALLOTMENTS

Peanuts are an important part of the Company's product line.
Approximately 50% of the total pounds of products processed
annually by the Company are peanuts, peanut butter and other products containing peanuts.  The production and marketing of peanuts are regulated by the USDA under the Agricultural
Adjustment Act of 1938 (the "Agricultural Adjustment Act").  The
Agricultural Adjustment Act, and regulations promulgated
thereunder, support the peanut crop by: (i) limiting peanut
imports, (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year, and (iii)
setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption.  The amount of peanuts that
American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut
consumption in the United States.  Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 1998 calendar year is approximately 1.2 million tons. Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal.  Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country.  The quota support price for the 1997 calendar year was $610 per ton, and has yet to be established for the 1998 clendar year.

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

ITEM 2 - CHANGES IN SECURITIES
------------------------------

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


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

  (a)   Exhibits:  The exhibits required by Item 601 of Regulation
S-K follow:



Exhibit                                                            Number of
Number  Description                                                 Pages
------- -----------                                                ---------
2	None

3.1	Restated Certificate of Incorporation of Registrant(2)

3.2	Certificate of Correction to Restated Certificate(2)

3.3	Bylaws of Registrant(1)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

4.3 Second Amended and Restated Note Agreement by and between the Registrant and The Prudential Insurance Company of America ("Prudential") dated January 24, 1997 (the "Long-Term
        Financing Facility")(19)

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
        1993 by Sunshine in favor of Prudential(8)

4.12    Amendment to the Second Amended and Restated Note Agreement dated
        May 21, 1997 by and among Prudential, Sunshine and the Registrant(20)

4.13 $1.8 million Promissory Note dated March 31, 1989 evidencing a loan by Cohen Financial Corporation to LaSalle National Bank ("LNB"), as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(12)

4.14 Modification Agreement dated as of September 29, 1992 by and among LaSalle National Trust, N.A. ("LaSalle Trust"), a national banking association, not personally but as Successor Trustee to LNB under Trust Agreement dated March 17, 1989 known as Trust
        Number 114243; the Registrant; Jasper B. Sanfilippo and Mathias A. Valentine; and Mutual Trust Life Insurance Company(5)

4.15 Note Purchase Agreement dated as of August 30, 1995 between the Registrant and Teachers Insurance and Annuity Association of America ("Teachers")(15)

4.16 8.30% Senior Note due 2005 in the original principal amount of $10.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(15)

4.17 9.38% Senior Subordinated Note due 2005 in the original principal amount of $15.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(15)

4.18 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Notes)(15)

4.19 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Subordinated Notes)(15)

4.20 Amendment, Consent and Waiver, dated as of March 27, 1996, by and among Teachers, Sunshine and the Registrant(17)

4.21 Amendment No. 2 to Note Purchase Agreement dated as of January 24, 1997 by and among Teachers, Sunshine and the Registrant(19)

4.22 Amendment to Note Purchase Agreement dated May 19, 1997 by and among Teachers, Sunshine and the Registrant(20)

10.1	Certain documents relating to $8.0 million Decatur County-
        Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

10.2	Industrial Building Lease dated as of October 1, 1991 between
        JesCorp, Inc. and LNB, as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(14)

10.3	Industrial Building Lease (the "Touhy Avenue Lease") dated
        November 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(11)

10.4    First Amendment to the Touhy Avenue Lease dated June 1, 1987(11)

10.5	Second Amendment to the Touhy Avenue Lease dated December 14,
        1990(11)

10.6	Third Amendment to the Touhy Avenue Lease dated September 1,
        1991(16)

10.7	Industrial Real Estate Lease (the "Lemon Avenue Lease") dated
        May 7, 1991 between Registrant, Majestic Realty Co. and Patrician Associates, Inc(1)

10.8	First Amendment to the Lemon Avenue Lease dated January 10,
        1996(17)

10.9	Mortgage, Assignment of Rents and Security Agreement made on
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

10.11 First Amendment to Industrial Building Lease dated September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(5)

10.12	Second Amendment to Industrial Building Lease dated March 3,
        1995, by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

10.13	Ground Lease dated January 1, 1995, between the Registrant and
        LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

10.14	Party Wall Agreement, dated March 3, 1995, between the
        Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 and the Arthur/Busse Limited Partnership(12)

10.15	Secured Promissory Note in the amount of $6,223,321.81 dated Sep-
        tember 29, 1992 executed by Arthur/Busse Limited Partnership in favor of the Registrant(5)

10.16	Tax Indemnification Agreement between Registrant and certain
        Stockholders of Registrant prior to its initial public offering(2)

10.17	Indemnification Agreement between Registrant and certain
        Stockholders of Registrant prior to its initial public offering(2)

10.18	The Registrant's 1991 Stock Option Plan(1)

10.19	First Amendment to the Registrant's 1991 Stock Option Plan(4)

10.20	John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement
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

10.22	Certain documents relating to Reverse Split-Dollar Insurance
        Agreement between Sunshine and John Charles Taylor dated November 24, 1987(12)

10.23	Outsource Agreement between the Registrant and Preferred
        Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT REQUESTED](12)

10.24	Letter Agreement between the Registrant and Preferred Products,
        Inc., dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](12)

10.25   The Registrant's 1995 Equity Incentive Plan(13)

10.26	Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(16)

10.27	First Mortgage and Security Agreement (the "ILIC" Mortgage") by
        and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois (16)

10.28   Assignment of Rents, Leases, Income and Profits dated September
        27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

10.29	Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

10.30	Credit Agreement among the Registrant, Bank of America Illinois
        ("BAI") as agent, NCB, The Northern Trust Company ("NTC") and BAI, dated as of March 27, 1996(17)

10.31	Reimbursement Agreement between the Registrant and BAI, dated as of March 27, 1996(17)

10.32	Guaranty Agreement dated as March 27, 1996 by Sunshine in favor of BAI as agent on behalf of NCB, NTC and BAI(17)

10.33	Amendment No. 1 and Waiver to Credit Agreement dated as of August
         1, 1996 by and among the Registrant, BAI, NCB and NTC(18)

10.34	Amendment No. 2 and Waiver to Credit Agreement dated as of
        October 30, 1996 by and among the Registrant, BAI, NCB and NTC(18)

10.35	Amendment No. 3 to Credit Agreement dated as of January 24, 1997 by and among the Registrant, BAI, NCB, and NTC(19)

10.36	Amendment No. 5 to Credit Agreement dated as of June 2, 1997 by and among the Registrant, BAI, NCB, and NTC(20)

10.37	Employment Agreement by and between Sunshine and John C. Taylor dated June 17, 1992(19)

10.38	Employment Agreement by and between Sunshine and Steven G. Taylor dated June 17, 1992(19)

11      None

15	None

17	None

18	None

24-26	None

27	Financial Data Schedule

99	None



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

(10)	Incorporated by reference to the Registrant's Current
Report and Form 8-K dated June 23, 1994 (Commission File No.
0-19681).

(11)    Incorporated by reference to the Registrant's Annual
Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-19681).

(12)    Incorporated by reference to the Registrant's Annual
Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-19681).

(13)    Incorporated by reference to the Registrant's Quarterly
Report on Form 10-Q for the first quarter ended March 30, 1995
(Commission File No. 0-19681).

(14)    Incorporated by reference to the Registrant's Quarterly
Report on Form 10-Q for the second quarter ended June 29, 1995
(Commission File No. 0-19681).

(15)    Incorporated by reference to the Registrant's Current
Report on Form 8-K dated September 12, 1995 (Commission File
No. 0-19681).

(16)    Incorporated by reference to the Registrant's Quarterly
Report on Form 10-Q for the third quarter ended September 28, 1995 (Commission file No. 0-19681).

(17)    Incorporated by reference to the Registrant's Annual
Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission file No. 0-19681).

(18)    Incorporated by reference to the Registrant's Current
Report on Form 8-K dated January 24, 1997 Commission file No. 0-19681).

(19)    Incorporated by reference to the Registrant's Annual
Report Form 10-K for the fiscal year ended December 31, 1996
(Commission file No. 0-19681)

(20)   Incorporated by reference to the Registrant's Current
Report on Form 8-K dated May 21, 1997 Commission file No. 0-19681)

John B. Sanfilippo & Son, Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-
Q. The charge for furnishing copies of the exhibits is $.25 per page, plus postage.

(b)	Reports on Form 8-K:  There were no Current Reports on Form 8-
K filed during the quarter ended December 25, 1997.




                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  JOHN B. SANFILIPPO & SON, INC.

Date: February 6, 1998               By:  /s/Gary P. Jensen
                                     ----------------------
                                          Gary P. Jensen
                                          Executive Vice President, Finance
                                          and Chief Financial Officer