Form 10-Q
period 1998-03-26
SANFILIPPO JOHN B & SON INC
filed 1998-05-08
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                     ________________________________

                               FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

               For the quarterly period ended March 26, 1998

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

           Yes       X                               No __________

		As of May 8, 1998, 5,461,139 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares and 3,687,426 shares of the Registrant's Class A Common Stock, $.01 par value per share, were outstanding.





                       JOHN B. SANFILIPPO & SON, INC.

                            INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                    PAGE NO.
------------------------------                                    --------

Item 1 -- 	Consolidated Financial Statements:
Consolidated Statements of Operations for
the quarters and thirty-nine weeks ended March 26, 1998 and March
27, 1997                                                              3

Consolidated Balance Sheets as of March 26, 1998
and June 26, 1997                                                     4

Consolidated Statements of Cash Flows for the
Thirty-nine weeks ended March 26, 1998 and March 27, 1997             5

Notes to Consolidated Financial Statements                            6


Item 2 -- 	Management's Discussion and Analysis of
Financial Condition and Results of Operations                         8

PART II.  OTHER INFORMATION
---------------------------

Item 2 --       Changes in Securities                                14

Item 6 --       Exhibits and Reports on Form 8-K                     14


SIGNATURE                                                            15
---------

OMITTED FINANCIAL STATEMENTS
----------------------------
None




                     PART I.  FINANCIAL INFORMATION
                     ------------------------------

Item 1 -- Financial Statements
------------------------------

                     JOHN B. SANFILIPPO & SON, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
           (Dollars in thousands, except earnings per share)



                        For the Quarter Ended   For the Thirty-nine Weeks Ended
                        ---------------------   -------------------------------
                        March 26,   March 27,      March 26,       March 27,
                          1998        1997           1998            1997
                        ---------   ---------      ---------       ---------

Net sales               $ 58,145    $ 58,525       $248,084        $234,961
Cost of sales             47,279      48,962        203,911         203,673
                        ---------   ---------      ---------       ---------
Gross profit              10,866       9,563         44,173          31,288
                        ---------   ---------      ---------       ---------
Selling expenses           6,045       5,448         22,670          18,951
Administrative expenses    2,668       2,493          7,820           8,342
                        ---------   ---------      ---------       ---------
                           8,713       7,941         30,490          27,293
                        ---------   ---------      ---------       ---------
Income from operations     2,153       1,622         13,683           3,995
                        ---------   ---------      ---------       ---------

Other income (expense):
   Interest expense       (2,406)     (2,019)        (6,254)         (6,248)
   Interest income            10           6             23              16
   Gain (loss) on
    disposition of
    properties                 2          --              2              (3)
   Rental income             108         115            380             311
                        ---------   ---------      ---------       ---------
                          (2,286)     (1,898)        (5,849)         (5,924)
                        ---------   ---------      ---------       ---------

Income (loss) before
 income taxes               (133)       (276)         7,834          (1,929)
Income tax
 (expense) benefit            27          84         (3,212)            693
                        ---------   ---------      ---------       ---------
Net income (loss)       $   (106)   $   (192)      $  4,622         $(1,236)
                        =========   =========      =========       =========
Basic earnings (loss)
 per common share       $  (0.01)   $  (0.02)      $   0.51        $  (0.14)
                        =========   =========      =========       =========
Diluted earnings (loss)
 per common share       $  (0.01)   $  (0.02)      $   0.50        $  (0.14)
                        =========   =========      =========       =========



  The accompanying notes are an integral part of these financial statements.


                      JOHN B. SANFILIPPO & SON, INC.
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                        (Dollars in thousands)

                                        March 26,         June 26,
                                          1998              1997
                                        ---------        ---------
ASSETS
------
CURRENT ASSETS:
    Cash                                $     255        $     631
    Accounts receivable, net               17,921           25,200
    Inventories                           110,315           62,988
    Deferred income taxes                     618              618
    Income taxes receivable                   935            2,830
    Prepaid expenses and other
     current assets                         3,143            1,419
                                        ---------        ---------
TOTAL CURRENT ASSETS                      133,187           93,686
                                        ---------        ---------

PROPERTIES:
    Buildings                              55,240           55,211
    Machinery and equipment                69,232           66,019
    Furniture and leasehold improvements    4,987            4,956
    Vehicles                                4,298            4,190
                                        ---------        ---------
                                          133,757          130,376
    Less:  Accumulated depreciation        59,287           53,749
                                        ---------        ---------
                                           74,470           76,627
    Land                                    1,892            1,892
                                        ---------        ---------
                                           76,362           78,519
                                        ---------        ---------
OTHER ASSETS:
    Goodwill and other intangibles          7,968            8,667
    Miscellaneous                           7,331            6,545
                                        ---------        ---------
                                           15,299           15,212
                                        ---------        ---------
                                        $ 224,848        $ 187,417
                                        =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Notes payable                       $  51,996        $  19,034
    Current maturities                      4,611            4,937
    Accounts payable                       15,138           11,193
    Accrued expenses                        8,295            8,656
                                        ---------        ---------
TOTAL CURRENT LIABILITIES                  80,040           43,820
                                        ---------        ---------
LONG-TERM DEBT                             65,450           68,862
                                        ---------        ---------
LONG-TERM DEFERRED INCOME TAXES             1,664            1,664
                                        ---------        ---------
STOCKHOLDERS' EQUITY
    Preferred Stock                            --               --
    Class A Common Stock                       37               37
    Common Stock                               56               56
    Capital in excess of par value         57,193           57,191
    Retained earnings                      21,612           16,991
    Treasury stock                         (1,204)          (1,204)
                                        ---------        ---------
                                           77,694           73,071
                                        ---------        ---------
                                        $ 224,848        $ 187,417
                                        =========        =========

The accompanying notes are an integral part of these financial statements.


                        JOHN B. SANFILIPPO & SON, INC
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (Dollars in thousands)

                                          For the Thirty-nine Weeks Ended
                                          -------------------------------
                                              March 26,      March 27,
                                                1998           1997
                                              ---------      ---------

Cash flows from operating activities:
  Net income (loss)                           $   4,622      $  (1,236)
  Adjustments:
    Depreciation and amortization                 6,261          6,641
    Gain on disposition of properties                (2)            (1)
    Deferred income taxes                            --            390
    Change in current assets
     and current liabilities:
      Accounts receivable, net                    7,279           (128)
      Inventories                               (47,327)         3,928
      Prepaid expenses and other current assets  (1,724)          (827)
      Accounts payable                            3,945         (1,111)
      Accrued expenses                             (361)          (240)
      Income taxes payable/receivable             1,895           (603)
                                              ---------      ---------
  Net cash provided by (used in)
   operating activities                         (25,412)         6,813
                                              ---------      ---------

Cash flows from investing activities:
  Acquisition of properties                      (3,260)        (4,789)
  Proceeds from disposition of properties             4              3
  Other                                            (822)        (1,780)
                                              ---------      ---------
  Net cash used in investing activities          (4,078)        (6,566)
                                              ---------      ---------

Cash flows from financing activities:
  Net borrowings (repayments) on notes payable   32,962          3,276
  Principal borrowings of long-term debt             --            133
  Principal payments on long-term debt           (3,848)        (3,595)
                                              ---------      ---------
  Net cash provided by (used in)
   financing activities                          29,114           (183)
                                              ---------      ---------
Net increase (decrease) in cash                   (376)             64
Cash:
  Beginning of period                              631             276
                                              ---------      ---------
  End of period                               $    255       $     340
                                              =========      =========
Supplemental disclosures:
  Interest paid                               $  6,558       $   6,568
  Taxes paid                                     3,315             133

Supplemental disclosure of
 noncash investing and financing activities:
  Capital lease obligation incurred                110              79



   The accompanying notes are an integral part of these financial statements.







                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                        (Dollars in thousands)


NOTE 1 - BASIS OF CONSOLIDATION
-------------------------------
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. ("JBSS") and its wholly owned subsidiaries (collectively, with JBSS, the "Company"), including
Sunshine Nut Co., Inc. ("Sunshine").



NOTE 2 - INVENTORIES
--------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:


                                   March 26,       June 26,
                                     1998            1997
                                   ---------       --------

Raw material and supplies           $ 66,670       $ 29,713
Work-in-process and finished goods    43,645         33,275
                                   ---------       --------
                                    $110,315       $ 62,988
                                   =========       ========


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


                          For the Quarter Ended March 26, 1998        For the Quarter Ended March 27, 1997
                          ------------------------------------        ------------------------------------
                           Income         Shares      Per-Share          Income       Shares      Per-Share
                         (Numerator)   (Denominator)   Amount         (Numerator)  (Denominator)    Amount
                         -----------   -------------  ---------       -----------  -------------  ---------
Net Income (loss)            $(106)                                      $(192)
Basic Earnings Per Share
 Income available to common
 Stockholders                 (106)       9,147,699   $ (0.01)            (192)      9,147,666     $ (0.02)
                                                      ========                                     ========
Effect of Dilutive Securities
 Stock options                                   --                                         --
Diluted Earnings Per Share
 Income available to common
 Stockholders                $(106)       9,147,699   $ (0.01)           $(192)      9,147,666     $ (0.02)
                             ======       =========   ========           ======      ==========    ========



                               For the Thirty-nine Weeks Ended             For the Thirty-nine Weeks Ended
                                        March 26, 1998                             March 27, 1997
                             -----------------------------------           -----------------------------------
                               Income       Shares     Per-Share             Income       Shares     Per-Share
                             (Numerator) (Denominator)  Amount             (Numerator) (Denominator)   Amount
                             ----------- ------------- ---------           ----------- ------------- ---------
Net Income (loss)               $4,622                                       $(1,236)
Basic Earnings (Loss) Per Share
 Income available to common
  Stockholders                   4,622     9,147,677    $  0.51               (1,236)     9,147,666   $ (0.14)
                                                        =======                                       ========
Effect of Dilutive Securities
 Stock options                                23,516
Diluted Earnings Per Share
 Income available to common
  Stockholders                  $4,622     9,171,193    $  0.50              $(1,236)     9,147,666   $ (0.14)
                                ======     =========    =======              ========     =========   ========

The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares, or because the options were anti-dilutive due to a net loss for the period:

                                                         Weighted-Average
                                     Number of Options     Exercise Price
                                     -----------------   ----------------

Quarter Ended March 26, 1998              400,009             $ 10.24
Quarter Ended March 27, 1997              354,153             $ 11.66
Thirty-nine Weeks Ended March 26, 1998    272,538             $ 12.13
Thirty-nine Weeks Ended March 27, 1997    376,688             $ 11.67


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




Item 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

On April 30, 1997 the Board of Directors of JBSS voted to, upon the approval of its lenders, change the Company's fiscal year from a calendar year end to a fiscal year that ends on the final Thursday of June of each year. A Transition Report on Form 10-K was filed for the transition period from January 1, 1997 to June 26, 1997. This Quarterly Report on Form 10-Q is for the Company's third quarter for the fiscal year ending June 25, 1998.

The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At March 26, 1998, the Company's inventories totaled approximately $110.3 million compared to approximately $63.0 million at June 26, 1997, and approximately $79.3 million at March 27, 1997. The increase in inventories at March 26, 1998 when compared to March 27, 1997 is primarily due to increased levels of purchases for certain nuts, especially walnuts and pecans. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."


RESULTS OF OPERATIONS

NET SALES. Net sales decreased slightly from approximately $58.5 million for the quarter ended March 27, 1997 to approximately $58.1 million in the third quarter of fiscal 1998, a decrease of approximately $0.4 million, or 0.6%. The slight decrease was due primarily to lower unit volume sales to industrial customers, which was partially offset by an increase in unit volume sales to retail customers. For the thirty-nine weeks ended March 26, 1998, net sales totaled approximately $248.1 million compared to approximately $235.0 million for the thirty-nine weeks ended March 27, 1997, representing an increase of approximately $13.1 million, or 5.6%. This increase in net sales was due primarily to an increase in unit volume sales to the Company's retail and food service customers. The increase in net sales to retail customers was due primarily to increased unit volume sales to existing customers and the addition of several new customers. The increase in net sales to food service customers was due primarily to additional unit volume sales to airline customers.

GROSS PROFIT. Gross profit margin increased from 16.3% for the quarter ended March 27, 1997 to 18.7% in the third quarter of fiscal 1998. For the thirty-nine weeks ended March 26, 1998, the gross profit margin increased to 17.8% compared to 13.3% for the thirty-nine weeks ended March 27, 1997. The increase in gross profit margin for the thirty-nine weeks ended March 26, 1998 was due primarily to (i) a $2.6 million write-down of pecan inventory to market value as of September 26, 1996, and corresponding low margins on pecan sales for the quarters ended December 31, 1996 and March 27, 1997, (ii) declines in the market price for processed pecan meats relative to the cost of pecan inventory throughout the quarter ended September 26, 1996, and (iii) increases in net sales as a percentage of total sales to retail customers, which generally carry higher margins than sales to the Company's other customers, during the thirty-nine weeks ended March 26, 1998 compared to the thirty-nine weeks ended March 27, 1997. The increase in gross profit margin for the quarter ended March 26, 1998 was due primarily to (i) low margins on pecan sales for the quarter ended March 27, 1997, as discussed above, and (ii) increases in net sales as a percentage of total sales to retail customers, which generally carry higher margins than sales to the Company's other customers, during the quarter ended March 26, 1998 compared to the quarter ended March 27, 1997.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales increased from 13.6% for the quarter ended March 27, 1997 to 15.0% in the third quarter of fiscal 1998. Selling expenses as a percentage of net sales increased from 9.3% for the quarter ended March 27, 1997 to 10.4% in the third quarter of fiscal 1998. Administrative expenses as a percentage of net sales increased from 4.3% for the quarter ended March 27, 1997 to 4.6% in the third quarter of fiscal 1998. Selling and administrative expenses as a percentage of net sales for the thirty-nine weeks ended March 26, 1998 increased to 12.3% from 11.6% for the thirty-nine weeks ended March 27, 1997.
Selling expenses as a percentage of net sales for the thirty-nine weeks ended March 26, 1998 increased to 9.1% from 8.1% for the thirty-nine weeks ended March 27, 1997. Administrative expenses as a percentage of net sales for the thirty-nine weeks ended March 26, 1998 decreased to 3.2% from 3.6% for the thirty-nine weeks ended March 27, 1997. The increase in selling expenses as a percentage of net sales for both the quarter and year-to-date periods was due primarily to higher promotional allowances to support the growth in the Company's sales to retail customers.
The decrease in administrative expenses as a percentage of net sales for the year-to-date period was due primarily to the Company's efforts to control administrative expenses coupled with an increasing revenue base. The increase in administrative expenses as a percentage of net sales for the quarterly period was due primarily to an increase in expenses related to compensation programs and a slightly smaller revenue base for this quarter compared to the same period in fiscal 1997.

INCOME FROM OPERATIONS. Due to the factors discussed above, income from operations increased from approximately $1.6 million, or 2.8% of net sales, for the quarter ended March 27, 1997 to approximately $2.2 million, or 3.7% of net sales, in the third quarter of fiscal 1998. For the thirty-nine weeks ended March 26, 1998, income from operations increased to approximately $13.7 million, or 5.5% of net sales, from approximately $4.0 million, or 1.7% of net sales, for the thirty-nine weeks ended March 27, 1997.

INTEREST EXPENSE. Interest expense increased from approximately $2.0 million for the quarter ended March 27, 1997 to approximately $2.4 million in the third quarter of fiscal 1998. For the thirty-nine weeks ended March 26, 1998, interest expense was approximately $6.3 million, nearly the same as the amount for the
thirty-nine weeks ended March 27, 1997.   The increase in
quarterly interest expense was due primarily to increased working capital requirements related to a higher level of inventory purchases.

INCOME TAXES. The Company recorded an income tax benefit of approximately $27 thousand, or 20.3% of the loss before income taxes, for the third quarter of fiscal 1998 and an income tax expense of approximately $3.2 million, or 41.07% of income before income taxes, for the thirty-nine weeks ended March 26, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of fiscal 1998, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing").

Net cash used in operating activities was approximately $25.4 million for the thirty-nine weeks ended March 26, 1998 compared to net cash provided by operating activities of approximately $6.8 million for the thirty-nine weeks ended March 27, 1997. The significant decrease in cash provided by operating activities was due primarily to increased purchases of certain nuts, especially walnuts and pecans. The largest component of net cash used in operating activities for the thirty-nine weeks ended March 26, 1998 was an increase of approximately $47.3 million in inventories. During the thirty-nine weeks ended March 26, 1998, the Company spent approximately $3.3 million in capital expenditures, compared to approximately $4.8 million for the thirty-nine weeks ended March 27, 1997, and repaid approximately $3.8 million of long-term debt, compared to approximately $3.6 million for the thirty-nine weeks ended March 27, 1997.

The Bank Credit Facility was comprised of (i) a working capital revolving loan which provided for working capital financing of up to approximately $51.7 million, in the aggregate, and matured on March 27, 1998, and (ii) an $8.3 million letter of credit to secure the industrial development bonds which matures on June 1, 2002. Borrowings under the working capital revolving loan accrued interest at a rate (the weighted average of which was 6.98% at March 26, 1998) determined pursuant to a formula based on the agent bank's quoted rate, the Federal Funds Rate and the Eurodollar Interbank rate. On March 27, 1998 the Bank Credit Facility was amended to extend the facility through April 30, 1998.

On March 31,1998, the Company entered into a new unsecured credit facility with certain banks, totaling $70.0 million (the "Replacement Credit Facility"), which replaced the Bank Credit Facility. The Replacement Credit Facility is comprised of (i) a working capital revolving loan which provides for working capital financing of up to approximately $61.7 million, in the aggregate, and matures on March 31, 2001, and (ii) an $8.3 million letter of credit to secure the industrial development bonds which matures on
June 1, 2002.   Borrowings under the working capital revolving
loan accrue interest at a rate determined pursuant to a formula based on the agent bank's reference rate and the Eurodollar rate.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The Long-Term Financing Facility was amended on March 31, 1998 to, among other things, convert it from a secured to an unsecured credit facility and conform it to certain terms of the Replacement Credit Facility. As of March 26, 1998, the total principal amount outstanding under the Long-Term Financing Facility was $24.8 million.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and, beginning on September 1, 1999, requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. The Additional Long-Term Financing was amended on March 31, 1998 to, among other things, convert it from a secured to an unsecured credit facility and conform it to certain terms of the Replacement Credit
Facility.   As of March 26, 1998, the total principal amount
outstanding under the Additional Long-Term Financing was $25.0 million.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things,
(i) require the Company to maintain specified financial ratios,
(ii) limit the Company's capital expenditures to $7.5 million annually, and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition,
(i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996;
(ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared,
(b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million; and (iii) the Replacement Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million and prohibits the Company from redeeming shares of capital stock.

As of March 26, 1998, the Company had approximately $2.9 million of available credit under the Bank Credit Facility. Approximately $3.3 million was incurred on capital expenditures for the thirty-nine weeks ended March 26, 1998. No significant capital expenditures are anticipated for fiscal 1998. The Company believes that cash flow from operating activities and funds available under the Replacement Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

The Financial Accounting Standards Board ("FASB") issued Statement 128, "Earnings Per Share", to be effective December 15, 1997.
This recently issued standard will impact the preparation of, but not materially affect, the financial statements of the Company. Furthermore, the adoption of FASB 128 will not have a material effect on the Company's financial position or its results of operations.

The Company has reviewed its existing computer software programs and operating systems to determine if it has software applications that contain source codes that are unable to appropriately interpret the upcoming calendar year 2000. As a result of such review, the Company does not believe that such modifications or adjustments necessary for calendar year 2000 will affect the Company in any material respect.


FACTORS THAT MAY AFFECT FUTURE RESULTS

	(a)  Availability of Raw Materials and Market Price Fluctuations

The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans, other nuts, dried fruit and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather condition and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the United States Department of Agriculture or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.
Shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts, dried fruit or chocolate may affect the value of the Company's inventory and the Company's profitability. For example, during the quarter ended September 26, 1996 the Company was required to record a $2.6 million charge against its earnings to reflect the impact of a lower cost or market adjustment of its pecan inventory. The Company has a significant inventory of nuts, dried fruit and chocolate that would be adversely affected by any decrease in the market price of such raw materials. See "General" and "Results of Operations - Gross Profit".

       (b) Competitive Environment

The Company operates in a highly competitive environment. The Company's principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than the Company, such as Planters Lifesavers Company (a subsidiary of RJR Nabisco, Inc.). The Company also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs.


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

	(d) Federal Regulation of Peanut Prices, Quotas and Poundage
            Allotments

Peanuts are an important part of the Company's product line. Approximately 50% of the total pounds of products processed annually by the Company are peanuts, peanut butter and other products containing peanuts. The production and marketing of peanuts are regulated by the USDA under the Agricultural Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop by: (i) limiting peanut imports, (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year, and (iii) setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United States. Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 1998 calendar year is approximately 1.2 million tons. Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal. Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country. The quota support price for the 1998 calendar year is $615 per ton.

The 1996 Farm Bill extended the federal support and subsidy program for peanuts for seven years. However, there are no assurances that Congress will not change or eliminate the program prior to its scheduled expiration. Changes in the federal peanut program could significantly affect the supply of, and price for, peanuts. While the Company has successfully operated in a market shaped by the federal peanut program for many years, the Company believes that it could adapt to a market without federal regulation if that were to become necessary. However, the Company has no experience in operating in such a peanut market, and no assurances can be given that the elimination or modification of the federal peanut program would not adversely affect the Company's business. Future changes in import quota limitations or the quota support price for peanuts at a time when the Company is maintaining a significant inventory of peanuts or has significant outstanding purchase commitments could adversely affect the Company's business by lowering the market value of the peanuts in its inventory or the peanuts which it is committed to buy. While the Company believes that its ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that future changes in, or the elimination of, the federal peanut program or import quotas will not adversely affect the Company's business.

The North American Free Trade Agreement ("NAFTA"), effective January 1, 1994, committed the United States, Mexico and Canada to the elimination of quantitative restrictions and tariffs on the cross-border movement of industrial and agricultural products. Under NAFTA, United States import restrictions on Mexican shelled and inshell peanuts were replaced by a tariff rate quota, initially set at 3,377 tons and which increases by a 3% compound rate each year until 2001. Shipments within the quota's parameters enter the U.S. duty-free, while imports above-quota parameters from Mexico face tariffs. The tariffs are being phased out gradually and are scheduled to be eliminated by 2001.

The Uruguay Round Agreement of the General Agreement on Trade and Tariffs ("GATT") took effect on July 1, 1995. Under GATT, the United States must allow peanut imports to grow to 5% of domestic consumption by 2001, and import quotas on peanuts were replaced by high ad valorem tariffs, which must be reduced annually pursuant to the terms of GATT. Also under GATT, the United States may continue to limit imports of peanut butter but is permitted to establish a tariff rate quota for peanut butter imports based on 1993 import levels. Peanut butter imports above the quota are subject to an over-quota ad valorem tariff which also must be reduced annually pursuant to the terms of GATT.

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


Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------

(a) The exhibits filed herewith are listed in the exhibit index which follows the signature page and immediately precedes the exhibits filed.

(b)  Reports on Form 8-K:  There were no Current Reports on
Form 8-K filed during the quarter ended March 26, 1998.




                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     JOHN B. SANFILIPPO & SON, INC.

Date: May 8, 1998                    By:   /s/ Gary P. Jensen
                                          --------------------
                                          Gary P. Jensen
                                          Executive Vice President, Finance
                                          and Chief Financial Officer


                                EXHIBIT INDEX


Exhibit
Number                              Description
--------                       ----------------------
2	None

3.1	Restated Certificate of Incorporation of Registrant(2)

3.2	Certificate of Correction to Restated Certificate(2)

3.3	Bylaws of Registrant(1)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

4.3	Second Amended and Restated Note Agreement by and between the
Registrant and The Prudential Insurance Company of America
("Prudential") dated January 24, 1997 (the "Long-Term Financing
Facility")(19)

4.4	7.87% Series A Senior Note dated September 29, 1992 in the
original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.5	8.22% Series B Senior Note dated September 29, 1992 in the
original principal amount of $6.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.6	8.22% Series C Senior Note dated September 29, 1992 in the
original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.7	8.33% Series D Senior Note dated January 15, 1993 in the original principal amount of $3.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(6)

4.8	6.49% Series E Senior Note dated September 15, 1993 in the
original principal amount of $8.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(9)

4.9	8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $8.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(10)

4.10	8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $2.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(10)

4.11	Amended and Restated Guaranty Agreement dated as of October 19,
1993 by Sunshine in favor of Prudential(8)

4.12	Amendment to the Second Amended and Restated Note Agreement dated
May 21, 1997 by and among Prudential, Sunshine and the Registrant(20)

4.13	Amendment to the Second Amended and Restated Note Agreement dated
March 31, 1998 by and among Prudential, the Registrant, Sunshine, and Quantz Acquisition Co., Inc. ("Quantz").

4.14	Guaranty Agreement dated as of March 31, 1998 by JBS
International, Inc. ("JBSI") in favor of Prudential.

4.15	$1.8 million Promissory Note dated March 31, 1989 evidencing a loan by Cohen Financial Corporation to LaSalle National Bank ("LNB"), as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(12)

4.16	Modification Agreement dated as of September 29, 1992 by and among LaSalle National Trust, N.A. ("LaSalle Trust"), a national banking association, not personally but as Successor Trustee to LNB under Trust Agreement dated March 17, 1989 known as Trust
Number 114243; the Registrant; Jasper B. Sanfilippo and Mathias A. Valentine; and Mutual Trust Life Insurance Company(5)

4.17	Note Purchase Agreement dated as of August 30, 1995 between the
Registrant and Teachers Insurance and Annuity Association of America ("Teachers")(15)

4.18	8.30% Senior Note due 2005 in the original principal amount of
$10.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(15)

4.19	9.38% Senior Subordinated Note due 2005 in the original principal amount of $15.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(15)

4.20	Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Notes)(15)

4.21	Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Subordinated Notes)(15)

4.21	Amendment, Consent and Waiver, dated as of March 27, 1996, by and among Teachers, Sunshine and the Registrant(17)

4.22	Amendment No. 2 to Note Purchase Agreement dated as of January
24, 1997 by and among Teachers, Sunshine and the Registrant(19)

4.23	Amendment to Note Purchase Agreement dated May 19, 1997 by and among Teachers, Sunshine and the Registrant(20)

4.24	Amendment No. 3 to Note Purchase Agreement dated as of March 31,
1998 by and among Teachers, Sunshine, Quantz and the Registrant.

4.25	Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of
Teachers (Senior Notes).

4.26	Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of
Teachers (Senior Subordinated Notes).

10.1	Certain documents relating to $8.0 million Decatur County-
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

10.29	Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

10.30	Credit Agreement among the Registrant, Bank of America Illinois
("BAI") as agent, NCB, The Northern Trust Company ("NTC") and BAI, dated as of March 27, 1996(17)

10.31	Reimbursement Agreement between the Registrant and BAI, dated as of March 27, 1996(17)

10.32	Guaranty Agreement dated as March 27, 1996 by Sunshine in favor of BAI as agent on behalf of NCB, NTC and BAI(17)

10.33	Amendment No. 1 and Waiver to Credit Agreement dated as of August
1, 1996 by and among the Registrant, BAI, NCB and NTC(18)

10.34	Amendment No. 2 and Waiver to Credit Agreement dated as of
October 30, 1996 by and among the Registrant, BAI, NCB and NTC(18)

10.35	Amendment No. 3 to Credit Agreement dated as of January 24, 1997 by and among the Registrant, BAI, NCB, and NTC(19)

10.36	Amendment No. 5 to Credit Agreement dated as of June 2, 1997 by and among the Registrant, BAI, NCB, and NTC(20)

10.37	Amendment No. 7 to Credit Agreement dated as of March 27, 1998 by and among the Registrant, BAI, NCB, and NTC

10.38	Employment Agreement by and between Sunshine and John C. Taylor dated June 17, 1992(19)

10.39	Employment Agreement by and between Sunshine and Steven G. Taylor dated June 17, 1992(19)

10.40	Credit Agreement dated as of March 31, 1998 among the Registrant,
Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA"), and LNB.

10.41	Revolving Credit Note in the principal amount of $35.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of USB, dated as of March 31, 1998.

10.42	Revolving Credit Note in the principal amount of $15.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of KNA, dated as of March 31, 1998.

10.43	Revolving Credit Note in the principal amount of $20.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of LSB, dated as of March 31, 1998.

11      None

15	None

17	None

18	None

24-26	None

27	Financial Data Schedule

99	None

-------------------------------------------

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