Form 10-K
period 1998-06-25
SANFILIPPO JOHN B & SON INC
filed 1998-09-22
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                       -----------------------
                             FORM 10-K
(Mark One)
[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended June 25, 1998
                                            -------------
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from        to
                                        --------  --------
                   Commission file number 0-19681
                   ------------------------------

                    JOHN B. SANFILIPPO & SON, INC.
          (Exact Name of Registrant as Specified in its Charter)
                 Delaware                      36-2419677
        (State or Other Jurisdiction          (I.R.S. Employer
        of Incorporation or Organization)   Identification Number)

                           2299 Busse Road
                  Elk Grove Village, Illinois 60007
	(Address of Principal Executive Offices, Zip Code)

       Registrant's telephone number, including area code:(847)593-2300

       ----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

	      Common Stock, $.01 par value per share
              --------------------------------------
                        (Title of Class)

	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes  X      No
                                            ---       ---
	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

	As of September 11, 1998, 5,579,039 shares of the Company's Common Stock, $.01 par value ("Common Stock"), including 117,900 treasury shares, and 3,687,426 shares of the Company's Class A Common Stock, $.01 par value ("Class A Stock"), were outstanding. On that date, the aggregate market value of voting stock (based upon the last sale price of the registrant's Common Stock on September 11, 1998) held by non-affiliates of the registrant was $26,880,830 (5,376,166 shares at $5.00 per share).

Documents Incorporated by Reference:
------------------------------------
Portions of the Company's Annual Report to Stockholders for the fiscal year ended June 25, 1998 are incorporated by reference into
Part II of this Report.
Portions of the Company's definitive proxy statement for its annual meeting of stockholders to be held October 28, 1998 are incorporated by reference into Part III of this Report.


PART I
------
Item 1 -- Description of Business
---------------------------------
a.	General Development of Business
---------------------------------------
	(i)	Background
        ------------------
	John B. Sanfilippo & Son, Inc. (the "Company" or "JBSS") was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the terms "Company" or "JBSS" refer collectively to John B. Sanfilippo & Son, Inc., its Illinois predecessor corporation and its wholly owned subsidiaries, including Sunshine Nut Co., Inc. ("Sunshine"). See Note 1 to the Consolidated Financial Statements contained in the Company's 1998 Annual Report to Stockholders. On April 30, 1997 the Company's Board of Directors voted to change the Company's fiscal year from a calendar year end to a fiscal year that ends on the final
Thursday of June of each year. The Board of Directors believes that the new fiscal year more closely matches the Company's business cycle. References herein to fiscal 1998 are to the fiscal year ended June 25, 1998. References herein to the "Transition Period" are for the twenty-six weeks ended June 26, 1997. References herein to fiscal 1996 and fiscal 1995 are to the fiscal years ended December 31, 1996 and 1995, respectively.

	The Company is a processor, packager, marketer and distributor of shelled and inshell nuts. These nuts are sold under a variety of private labels and under the Company's Evon's, Fisher, Flavor
Tree, Sunshine Country, Texas Pride and Tom Scott brand names.
The Company also markets and distributes, and in most cases manufactures or processes, a diverse product line of food and snack items, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks and sesame sticks and other sesame snack products.

	The Company's headquarters and executive offices are located at 2299 Busse Road, Elk Grove Village, Illinois 60007 and its telephone number for investor relations is (847) 593-2300, extension 212.


b.	Narrative Description of Business
-----------------------------------------
	(i)	General
        ---------------
	The Company is a processor, packager, marketer and distributor of shelled and inshell nuts. The Company also markets and distributes, and in most cases manufactures or processes, a diverse product line of food and snack items including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products.

	(ii)	Principal Products
        --------------------------
		(A)	Raw and Processed Nuts
                ------------------------------
	The Company's principal products are raw and processed nuts. These products accounted for approximately 85.9%, 85.6%, 83.8% and 84.9% of the Company's gross sales for fiscal 1998, the Transition Period, fiscal 1996 and fiscal 1995, respectively. The nut product line includes peanuts, almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. The Company's nut products are sold in numerous package styles and sizes, from poly-cellophane packages, composite cans, vacuum packed tins and glass jars for retail sales, to large cases and sacks for bulk sales to industrial, food service and government customers. In addition, the Company offers its nut products in a variety of different styles and seasonings, including natural (with skins), blanched (without skins), oil roasted, dry roasted, unsalted, honey roasted and cinnamon toasted. The Company sells its products domestically to retailers and wholesalers as well as to industrial, food service and government customers. The Company also sells certain of its products to foreign customers in the retail, food service and industrial markets.

	The Company acquires a substantial portion of its peanut, pecan, almond and walnut requirements directly from growers. The balance of the Company's raw nut supply is purchased from importers and domestic processors. In fiscal 1998, the majority of the Company's peanuts, pecans and walnuts were shelled by the Company at its four shelling facilities while the remainder were purchased shelled from processors and growers. See "Raw Materials and Supplies," below, and Item 2 -- "Properties -- Manufacturing
Capability, Technology and Engineering."

		(B)	Peanut Butter
                ---------------------
	The Company manufactures and markets peanut butter in several sizes and varieties, including creamy, crunchy and natural.
Peanut butter accounted for approximately 4.3%, 4.9%, 5.3% and 5.0% of the Company's gross sales for fiscal 1998, the Transition Period, fiscal 1996 and fiscal 1995, respectively. Approximately 2.3%, 4.9% and 16.5% of the Company's peanut butter products were sold during fiscal 1998, fiscal 1996 and fiscal 1995, respectively, to the United States Department of Agriculture
("USDA") and other government agencies, with the remaining percentage sold under private labels. The Company did not sell peanut butter to any government agency during the Transition
Period.

		(C)	Candy and Confections
                -----------------------------
	The Company markets and distributes a wide assortment of candy and confections, including such items as wrapped hard candy, gummies, ju-ju's, brand name candies, chocolate peanut butter cups, peanut clusters, pecan patties and sugarless candies. Candy and confections accounted for approximately 3.8%, 4.4%, 4.6% and 4.4% of the Company's gross sales for fiscal 1998, the Transition Period, fiscal 1996 and fiscal 1995, respectively. Most of these products are purchased from various candy manufacturers and sold to retailers in bulk or retail packages under private labels or the Evon's brand.

		(D)	Other Products
                ----------------------
	The Company also markets and distributes, and in many cases processes and manufactures, a wide assortment of other food and snack products. These products accounted for approximately 6.0%, 5.1%, 6.3% and 5.7% of the Company's gross sales for fiscal 1998, the Transition Period, fiscal 1996 and fiscal 1995, respectively.
 These other products include: natural snacks, trail mixes and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients (including chocolate chips, peanut butter chips, flaked coconut and chopped, diced, crushed and sliced nuts) sold to retailers, wholesalers and industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of corn snacks, sunflower seeds, party mixes and sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.

	(iii)	Customers
        -----------------
	The Company sells its products to approximately 9,800 retail, wholesale, industrial, government and food service customers on a national level. Retailers of the Company's products include grocery chains, mass merchandisers and membership clubs. The
Company markets many of its Evon's brand products directly to approximately 3,600 retail stores in Illinois and eight other states through its store-door delivery system discussed below. Wholesale grocery companies purchase products from the Company for resale to regional retail grocery chains and convenience stores.

	The Company's industrial customers include bakeries, ice cream and candy manufacturers and other food and snack processors. The Company's principal government customers are the Agricultural Stabilization and Conservation Service of the USDA and the Defense Personnel Support Center. Food service customers include hospitals, schools, universities, airlines, retail and wholesale restaurant businesses and national food service franchises. In addition, the Company packages and distributes products manufactured or processed by others. Sales to Preferred Products, Inc. ("PPI") accounted for approximately $34.8 and $29.3 million, or 11.7% and 10.4%, of the Company's gross sales for fiscal 1996 and fiscal 1995, respectively. No single customer accounted for more than 10% of the Company's gross sales for fiscal 1998 or for the Transition Period. In addition, sales to Sam's Club and Walmart accounted for approximately $27.7 million, or 9.9%, of the Company's gross sales for fiscal 1995. The
Company was outbid for Sam's Club business (which accounted for approximately $23.4 million of the Company's gross sales for 1995) during the first quarter of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 1996 Compared to Fiscal 1995", contained in the Company's
1998 Annual Report to Stockholders.

	(iv)	Sales, Marketing and Distribution
        -----------------------------------------
	The Company markets its products through its own sales department and through a network of over 284 independent brokers and various independent distributors and suppliers. The Company's sales department of 46 employees includes 10 regional managers, 13 sales specialists and 6 telemarketers.

	The Company's marketing and promotional campaigns include regional and national trade shows and limited newspaper advertisements done from time to time in cooperation with certain of the Company's retail customers. In addition to consumer marketing, the Company has developed a number of cross promotions with other consumer product companies, such as Mardi Gras napkins, Kirin Beer and United Distillers & Vintners. These programs were designed to bring new users and increased consumption in the snack nut category. The Company also designs and manufactures point of purchase displays and bulk food dispensers for use by certain of its retail customers. These displays, and other shelving and pegboard displays purchased by the Company, are installed by Company personnel. The Company believes that controlling the type, style and format of display fixtures benefits the customer and ultimately the Company by presenting the Company's products in a consistent, attractive point of sale presentation.

	The Company distributes its products from its Illinois, Georgia, California, North Carolina and Texas production facilities and from public warehouse and distribution facilities located in various other states. The majority of the Company's products are shipped from the Company's production, warehouse and distribution facilities by contract and common carriers.

	In Illinois and eight other states, JBSS distributes its Evon's brand products to approximately 3,600 convenience stores, supermarkets and other retail customer locations through its store-door delivery system. Under this system, JBSS uses its own fleet of Evon's step-vans to market and distribute Evon's brand nuts, snacks and candy directly to retail customers on a store-by-store basis. Presently, the store-door delivery system consists of approximately 54 route salespeople covering routes located in Illinois, Indiana, Iowa, Wisconsin, Ohio, Minnesota,
Michigan, Kentucky, and Missouri. District and regional route managers, as well as sales and marketing personnel operating out of JBSS's corporate offices, are responsible for monitoring and managing the route salespeople.

	In the Chicago area, JBSS operates two thrift stores at its production facilities and five other retail stores. These stores sell bulk foods and other products produced by JBSS and other vendors.

	(v)	Competition
        -------------------
	Snack food markets are highly competitive. The Company's nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of which are substantially larger and have greater resources than the Company. In the nut industry, the Company competes with, among others, Planters Lifesavers Company
(a subsidiary of RJR Nabisco, Inc.), Ralcorp Holdings, Inc. and numerous regional snack food processors. Competitive factors in the Company's markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Competitive
Environment" contained in the Company's 1998 Annual Report to
Stockholders.

	(vi)	Raw Materials and Supplies
        ----------------------------------
	The Company purchases nuts from domestic and foreign sources. Most of the Company's peanuts are purchased from the southeastern United States and most of its walnuts and almonds are purchased from California. The Company purchases most of its pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. The availability of nuts is subject to market conditions and crop size fluctuations caused by weather conditions, plant diseases and other factors beyond the Company's control. These fluctuations can adversely impact the Company's profitability. For fiscal 1998, less than 15.0% of the Company's nut purchases were from foreign sources.

	The Company generally purchases and shells peanuts, pecans and walnuts instead of buying shelled nuts from shellers. Due, in part, to the seasonal nature of the industry, the Company maintains significant inventories of peanuts, pecans, walnuts and almonds at certain times of the year. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of the Company's inventory and thus the Company's gross profit and gross profit margin. See "General", "Fiscal
1998 Compared to the Fifty-Two Weeks Ended June 26, 1997 -- Gross Profit", "The Transition Period Compared to the Twenty-Six Weeks
Ended June 27, 1996 -- Gross Profit", and "Fiscal 1996 Compared to Fiscal 1995 -- Gross Profit" under "Management's Discussion and Analysis of Financial Condition and Results of Operations", contained in the Company's 1998 Annual Report to Stockholders.

	The Company purchases supplies, such as roasting oils, seasonings, glass jars, labels, composite cans and other packaging materials from third parties. The Company sponsors a seed exchange program under which it provides peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock (i.e., peanuts at harvest). Approximately 54% of the farmer stock peanuts purchased by the Company in fiscal 1998 were grown from seed provided by the Company. The Company also contracts for the growing of a limited number of generations of peanut seeds to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing.

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

	(vii)	Trademarks
        ------------------
	The Company markets its products primarily under private labels and the Evon's, Fisher, Flavor Tree, Sunshine Country and Texas
Pride brand names, which are registered with the U.S. Patent and Trademark Office.

	(viii)	Employees
        -----------------
	As of June 25, 1998 the Company had approximately 1,648 active employees, including 222 corporate staff employees and 1,426 production and distribution employees. As a result of the seasonal nature of the Company's business, the number of employees peaked to approximately 1,781 in the last four months of calendar
1997 and dropped to an average of approximately 1,550 during the remainder of fiscal 1998. Approximately 20 of the Company's salespeople are covered by a collective bargaining agreement which expires on June 30, 2001.

	(ix)	Seasonality
        -------------------
	The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October, November and December. Peanuts, pecans, walnuts and almonds, the Company's principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, the Company's personnel, working capital requirements and inventories peak during the last four months of the calendar year. See Item 8 --
"Financial Statements and Supplementary Data  --  Quarterly
Consolidated Financial Data." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations --
 General", contained in the Company's 1998 Annual Report to
Stockholders.

	(x)	Backlog
        ---------------
	Because the time between order and shipment is usually less than three weeks, the Company believes that backlog as of a particular date is not indicative of annual sales.

	(xi)	Federal Regulation
        --------------------------
	Peanuts are an important part of the Company's product line. Approximately 50% of the total pounds of products processed annually by the Company are peanuts, peanut butter and other products containing peanuts. The production and marketing of peanuts are regulated by the USDA under the Agricultural
Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop by: (i) limiting peanut
imports (other than as described below pursuant to the North American Free Trade Agreement and the Uruguay Round Agreement of
the General Agreement on Trade and Tariffs), (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year, and (iii) setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United
States. Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 1998 calendar year is approximately 1.2 million tons. Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal. Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country.  The quota support price for the 1998 calendar year is approximately $615 per ton.

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

	(xii)	Operating Hazards and Uninsured Risks
        ---------------------------------------------
	The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. While the Company maintains rigid quality control standards, inspects its products by visual examination, metal detectors or electronic monitors at various stages of its shelling and processing operations for all of its nut and other food products, permits the USDA to inspect all lots of peanuts shipped to and from the Company's production facilities, and complies with the Nutrition Labeling and Education Act, by labeling each product that it sells with labels that disclose the nutritional value and content of each of the Company's products, no assurance can be given that some nut or other food products sold by the Company may not contain or develop harmful substances. The Company currently maintains product liability insurance of $1 million per occurrence and umbrella coverage up to $2.5 million which it and its insurance carriers believe to be adequate.

Item 2 - Properties
-------------------
	The Company presently owns or leases eight principal production facilities. Two of these facilities are located in Elk Grove
Village, Illinois.  The first Elk Grove Village facility, the
Busse Road facility, serves as the Company's corporate headquarters and main production facility. The other Elk Grove
Village facility is located on Arthur Avenue adjacent to the Busse
Road facility. The remaining principal production facilities are located in Bainbridge, Georgia; Garysburg, North Carolina; Selma, Texas; Walnut, California; Gustine, California; and Arlington
Heights, Illinois. The Company also leases a warehousing facility in Des Plaines, Illinois. The Company also presently operates thrift stores out of the Busse Road facility and the Des Plaines facility, and owns one retail store and leases four additional retail stores in various Chicago suburbs. In addition, the Company leases space in public warehouse facilities in various states.

a.	Principal Facilities
----------------------------
	The following table provides certain information regarding the Company's principal facilities:

                                                                              Date
                                                                            Company
                                                                          Constructed,    Approx.
                                            Type                           Acquired or  Utilization
                                 Square      of       Description of          First     at June 25,
          Location               Footage  Interest     Principal Use        Occupied       1998
------------------------------   -------  --------    ------------------  ------------  -----------
Elk Grove Village, Illinois(1)
 (Busse Road facility)           300,000   Leased/    Processing,             1981          61%
                                           Owned      packaging,
                                                      warehousing,
                                                      distribution, JBSS
                                                      corporate offices
                                                      and thrift store

Elk Grove Village, Illinois(2)    83,000   Owned      Processing,             1989          42%
  (Arthur Avenue facility)                            packaging,
                                                      warehousing and
                                                      distribution

Des Plaines, Illinois(3)          68,000   Leased     Warehousing and         1974          N/A
                                                      thrift store

Bainbridge, Georgia(4)           230,000   Owned      Peanut shelling,        1987          61%
                                                      purchasing,
                                                      processing,
                                                      packaging,
                                                      warehousing and
                                                      distribution

Garysburg, North Carolina        120,000   Owned      Peanut shelling,        1994          66%
                                                      purchasing,
                                                      processing,
                                                      packaging,
                                                      warehousing and
                                                      distribution

Selma, Texas                     200,000   Owned      Pecan shelling,         1992          83%
                                                      processing,
                                                      packaging,
                                                      warehousing,
                                                      distribution and
                                                      Sunshine
                                                      corporate offices

Walnut, California(5)             50,000   Leased     Processing,             1991          46%
                                                      packaging,
                                                      warehousing and
                                                      distribution

Gustine, California               75,000   Owned      Walnut shelling,        1993          63%
                                                      processing,
                                                      packaging,
                                                      warehousing and
                                                      distribution

Arlington Heights, Illinois(6)    83,000   Owned      Processing,             1994          72%
                                                      packaging,
                                                      warehousing and
                                                      distribution


(1)	Approximately 240,000 square feet of the Busse Road
facility is leased from the Busse Land Trust under a lease which expires on May 31, 2015. Under the terms of the lease, the Company has a right of first refusal and a right of first offer with respect to this portion of the Busse Road facility. The remaining 60,000 square feet of space at the Busse Road facility (the "Addition") was constructed by the Company in 1994 on property owned by the Busse Land Trust and on property owned by the Company. Accordingly, (i) the Company and the Busse Land Trust entered into a ground lease with a term beginning January 1, 1995 pursuant to which the Company leases from the Busse Land Trust the land on which a portion of the Addition is situated (the "Busse Addition Property"), and (ii) the Company, the Busse Land Trust and the sole beneficiary of the Busse Land Trust entered into a party wall agreement effective as of January 1, 1995, which sets forth the respective rights and obligations of the Company and the Busse Land Trust with respect to the common wall which separates the existing Busse Road facility and the Addition. The ground lease has a term which expires on May 31, 2015 (the same date on which the Company's lease for the Busse Road facility expires). The Company has an option to extend the term of the ground lease for one five-year term, an option to purchase the Busse Addition Property at its then appraised fair market value at any time during the term of the ground lease, and a right of first refusal with respect to the Busse Addition Property. See the Section entitled "Compensation Committee Interlocks and Insider Participation -- Lease Arrangements" contained in the Company's Proxy Statement for the 1998 Annual Meeting.

(2)	This facility is subject to a mortgage dated March 1989
securing a note in the original principal amount of $1.8 million with a maturity date of May 1, 1999.

(3)	The Des Plaines facility is leased under a lease which
expires on October 31, 2010. The Des Plaines facility is also subject to a mortgage securing a loan from an unrelated third party lender to the related-party lessor in the original principal amount of approximately $1.6 million. The rights of the Company under the lease are subject and subordinate to the rights of the lender. Accordingly, a default by the lessor under the loan could result in foreclosure on the facility and thereby adversely affect the Company's leasehold interest. The Company subleases approximately 29,000 square feet of space at the Des Plaines facility to two related party lessees. See the Section entitled "Compensation Committee Interlocks and Insider Participation -- Lease Arrangements" contained in the Company's Proxy Statement for the 1998 Annual Meeting.

(4) The Bainbridge facility is subject to a mortgage and deed of trust securing approximately $7.8 million (excluding accrued and unpaid interest) in industrial development bonds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources", contained in the Company's 1998 Annual Report to Stockholders.

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

b.	Manufacturing Capability, Technology and Engineering
------------------------------------------------------------
	The Company's principal production facilities are equipped with modern processing and packaging machinery and equipment. The physical structure and the layout of the production line at the Busse Road facility were designed so that peanuts and other nuts can be processed, jarred and packed in cases for distribution on a completely automated basis. The facility also has production lines for chocolate chips, candies, peanut butter and other products processed or packaged by the Company.

	The Selma facility contains the Company's automated pecan shelling and bulk packaging operation. The facility's pecan shelling production lines currently have the capacity to shell in excess of 60 million inshell pounds of pecans annually. For fiscal 1998, the Company processed approximately 37 million inshell
pounds of pecans at the Selma, Texas facility.   The Selma
facility currently contains an almond processing line with the capacity to process over 10 million pounds of almonds annually. For fiscal 1998, the Selma facility processed approximately 10 million pounds of almonds.

	The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to the Company's customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 1998, the Bainbridge facility shelled approximately 63 million inshell pounds of peanuts.

	The Garysburg facility has the capacity to process approximately 40 million inshell pounds of farmer stock peanuts annually. For fiscal 1998, the Garysburg facility processed approximately 28 million pounds of inshell peanuts.

	The Gustine facility, which was purchased in 1993, is used for walnut shelling, processing and marketing operations. This facility was expanded during 1994 to increase the capacity to shell from approximately 12 million inshell pounds of walnuts annually to approximately 35 million inshell pounds of walnuts annually. For fiscal 1998, the Gustine facility shelled approximately 28 million inshell pounds of walnuts.

	The Arlington Heights facility was originally leased by the Company from an unrelated third party and renovated and equipped by the Company for use in the processing of Fisher Nut products pursuant to the Company's contract manufacturing arrangement with the Fisher Nut Company. In September 1995, the Company exercised its option to purchase the facility for a purchase price of approximately $2.2 million and currently uses the facility for the production and packaging of its Fisher Nut products as well as the "stand-up pouch" packaging for its Flavor Tree brand products.

Item 3 -- Legal Proceedings

	The Company is party to various routine lawsuits, proceedings and disputes arising out of the conduct of its business. The
Company presently believes that the resolution of any pending matters will not materially affect its business, financial condition or results of operations.

Item 4 -- Submission of Matters to a Vote of Security Holders

	No matter was submitted during the fourth quarter of fiscal 1998 to a vote of security holders, through solicitation of proxies or otherwise.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Company's annual meeting of stockholders to be held on October 28, 1998:

JASPER B. SANFILIPPO, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER, age 67 -- Mr. Sanfilippo has been employed by the Company since 1953. Mr. Sanfilippo served as the Company's President from 1982 to December 1995 and was the Company's Treasurer from 1959 to October 1991. He became the Company's Chairman of the Board and Chief Executive Officer in October 1991 and has been a member of the Company's Board of Directors since 1959. Mr. Sanfilippo is also a member of the Company's Compensation Committee and was a member of the Stock Option Committee until February 27, 1997 (when that Committee was disbanded). Since June 1992, Mr. Sanfilippo has been a member of the Board of Directors and a Vice President of Sunshine.

MATHIAS A. VALENTINE, PRESIDENT, age 65 -- Mr. Valentine has been employed by the Company since 1960 and was named its President in December 1995. He served as the Company's Secretary from 1969 to December 1995, as its Executive Vice President from 1987 to October 1991 and as its Senior Executive Vice President and Treasurer from October 1991 to December 1995. He has been a member of the Company's Board of Directors since 1969. Mr. Valentine is also a member of the Company's Compensation Committee and was a member of the Stock Option Committee until February 27, 1997 (when that Committee was disbanded). Mr. Valentine has been a member of the Board of Directors and a Vice President of Sunshine since June 1992.

JOHN C. TAYLOR, EXECUTIVE GROUP VICE PRESIDENT, age 52 -- Mr. Taylor has been the President and a director of Sunshine, which the Company acquired in May 1992, since 1976. In August 1995, Mr. Taylor was named a director of the Company and in December 1995 was appointed an Executive Group Vice President of the Company (responsible for coordinating certain joint activities of the Company and Sunshine). As President of Sunshine, Mr. Taylor is responsible for overseeing that company's processing, packaging, marketing, and distribution of shelled nuts.

GARY P. JENSEN, EXECUTIVE VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER, age 53 -- Mr. Jensen became the Company's Executive Vice President, Finance and Chief Financial Officer in December 1995, having previously served as the Company's Vice President, Finance and Chief Financial Officer from February 1995. Prior to joining the Company, he served from August 1992 to October 1994 as Vice President Finance of Armour Swift-Eckrich, a meat processing and packaging company. In addition, Mr. Jensen was employed by Vlasic Foods, Inc., a condiments processing company, from 1975 to August 1992 and served as its Vice President Finance and Chief Financial Officer from 1988 to August 1992.

WILLIAM R. POKRAJAC, CONTROLLER, age 44 -- Mr. Pokrajac has been with the Company since 1985 and has served as the Company's Controller since 1987. Mr. Pokrajac is responsible for the Company's accounting, financial reporting and inventory control functions.

MICHAEL J. VALENTINE, Vice President and Secretary, age 39 -- Mr. Valentine has been employed by the Company since 1987 and in December 1995 was named the Company's Vice President and Secretary. Mr. Valentine was elected as a director of the Company in April 1997. He served as an Assistant Secretary and the General Manager of External Operations for the Company from June 1987 and 1990, respectively, to December 1995. Mr. Valentine is responsible for the Company's peanut operations, including sales and procurement.

JASPER B. SANFILIPPO, JR., VICE PRESIDENT AND ASSISTANT SECRETARY, age 30 -- Mr. Sanfilippo has been employed by the Company since 1991 and served as General Manager of the Walnut Processing Division from 1993 to December 1995. He has served as an Assistant Secretary of the Company since 1993 and was named a Vice President in December 1995. Mr. Sanfilippo is responsible for the Company's walnut operations, including plant operations and procurement.

JAMES J. SANFILIPPO, VICE PRESIDENT AND TREASURER, age 36 -- Mr. Sanfilippo has been employed by the Company since 1985 and has served as Product Manager and General Manager of the Busse Road operations since June 1985 and December 1995 respectively. In December 1995, he was also named a Vice President and the Treasurer of the Company. Mr. Sanfilippo is responsible for operations at the Company's Busse Road facility and Arlington Heights facility, including plant operations and contract manufacturing.

STEVEN G. TAYLOR, EXECUTIVE VICE PRESIDENT, age 48 -- Mr. Taylor has been the Vice President of Sunshine since 1982. In December 1995, Mr. Taylor became a Vice President of the Company and was named an Executive Vice President of the Company in October 1996. Mr. Taylor and Sunshine are parties to an Employment Agreement pursuant to which Mr. Taylor is to be employed by Sunshine as Sunshine's Vice President until June 2000. See "Executive Compensation - Employment Contract", contained in the Company's Proxy Statement for the 1998 Annual Meeting.


CERTAIN RELATIONSHIPS AMONG DIRECTORS AND EXECUTIVE OFFICERS
------------------------------------------------------------
Jasper B. Sanfilippo, Chairman of the Board and Chief Executive Officer and a director of the Company, is (i) the father of Jasper
B. Sanfilippo, Jr. and James J. Sanfilippo, each of whom is an executive officer of the Company, as indicated above, (ii) the brother-in-law of Mathias A. Valentine, President and a director of the Company, and (iii) the uncle of Michael J. Valentine who is an executive officer and a director of the Company, as indicated above. Mathias A. Valentine, President and a director of the Company, is (i) the brother-in-law of Jasper B. Sanfilippo, (ii) the uncle of Jasper B. Sanfilippo, Jr. and James J. Sanfilippo, and (iii) the father of Michael J. Valentine. Michael J. Valentine, Vice President and Secretary and a director of the Company is (i) the son of Mathias A. Valentine, (ii) the nephew of Jasper B. Sanfilippo, and (iii) the cousin of Jasper B. Sanfilippo, Jr. and James J. Sanfilippo. John C. Taylor, Executive Group Vice President and a director of the Company, is the brother of Steven G. Taylor, Vice President of the Company

	PART II
        -------
Item 5 -- Market for Registrant's Common Equity and Related
-----------------------------------------------------------
Stockholder Matters
-------------------

The section entitled "Markets for the Company's Securities and Related Matters" on page 32 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

For purposes of the calculation of the aggregate market value of the Company's voting stock held by nonaffiliates of the Company as set forth on the cover page of this Report, the Company did not consider any of the siblings of Jasper B. Sanfilippo, or any of the lineal descendants (all of whom are adults and some of whom are employed by the Company) of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are executive officers of the Company), as an affiliate of the Company. See the Sections entitled "Compensation Committee Interlocks and Insider
Participation", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related
Transactions" contained in the Company's Proxy Statement for the 1998 Annual Meeting, and "Executive Officers of the Registrant --
Certain Relationships Among Directors and Executive Officers" appearing immediately after Part I of this Report.

Item 6 -- Selected Financial Data
---------------------------------
The Selected Historical Consolidated Financial Data for the year ended June 25, 1998, the twenty-six weeks ended June 25, 1997, and the years ended December 31, 1996, 1995, 1994 and 1993 contained on page 8 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7 -- Management's Discussion and Analysis of Financial
-----------------------------------------------------------
Condition and Results of Operation
----------------------------------

Management's Discussion and Analysis of Financial
Condition and Results of Operations contained in pages 9 through 16, inclusive, of the Company's 1998 Annual Report to
Stockholders is incorporated herein by reference.

Item 8 -- Financial Statements and Supplementary Data
-----------------------------------------------------
 a. QUARTERLY CONSOLIDATED FINANCIAL DATA
 ----------------------------------------
The following table presents unaudited quarterly consolidated financial data for the Company for fiscal 1998, the Transition Period and fiscal 1996. Such data are unaudited, but in the opinion of the Company reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the 1998 Annual Report to Stockholders. Such quarterly consolidated data are not necessarily indicative of future results of operations.

                        June 25, Mar. 26, Dec. 25,  Sep. 25, June 26, Mar. 27, Dec. 31,  Sep. 26, June 27, Mar. 28,
                          1998     1998     1997      1997     1997     1997     1996      1996     1996     1996
                        -------  -------  --------  -------  -------  -------  --------  -------  -------  -------
Statement of
Operations Data:

Net sales               $69,306  $58,145  $112,683  $77,256  $74,539  $58,525  $106,063  $70,373  $64,909  $53,059
Gross profit             12,731   10,866    20,503   12,804   11,921    9,563    15,550    6,175    9,299    8,176
Income (loss) from
 operations               3,279    2,153     8,110    3,420    3,100    1,622     4,667   (2,298)     887      534
Net income (loss)           500     (106)    3,713    1,015      643     (192)    1,546   (2,590)    (763)  (1,184)
Basic earnings (loss)
 per common share(1)       0.05    (0.01)     0.41     0.11     0.07    (0.02)     0.17    (0.28)   (0.08)   (0.13)
Diluted earnings (loss)
 per common share (1)      0.05    (0.01)     0.40     0.11     0.07    (0.02)     0.17    (0.28)   (0.08)   (0.13)

Balance Sheet Data
(at end of period):

Working capital         $52,850  $53,147  $ 53,483  $49,161  $49,866  $40,396   $40,956  $40,965  $44,514  $54,467
Long-term debt           63,182   65,450    66,735   67,719   68,862   62,041    63,319   64,202   65,603   74,213
Total debt              117,930  122,057   105,105   93,793   92,833  110,991    98,310  101,286  111,096  123,083

(1)	Earnings (loss) per common share calculations for each of
the quarters is based on the weighted average number of shares of Common Stock and Class A Stock outstanding for each period.

b. Consolidated Financial Statements and Supplementary Data
-----------------------------------------------------------
The following information contained on the respective pages indicated below in the Company's 1998 Annual Report to Stockholders is incorporated herein by reference:

	Report of Independent Accountants  -- Page 17
	Consolidated Balance Sheets at June 25, 1998 and June 26, 1997  --
           Pages 18 and 19
	Consolidated Statements of Operations for the Year Ended June 25,
           1998, the Twenty-six Weeks Ended June 26, 1997 and June 27,
           1996, and the Years Ended December 31, 1996 and 1995 -- Page 20 Consolidated Statements of Stockholders' Equity for the Year Ended
           June 25, 1998, the Twenty-six Weeks Ended June 26, 1997 and the Years Ended December 31, 1996 and 1995 -- Page 20
	Consolidated Statements of Cash Flows for the Year Ended June 25,
           1998, the Twenty-six Weeks Ended June 26, 1997 and June 27,
           1996 and the Years Ended December 31, 1996 and 1995 -- Page 21 Notes to Consolidated Financial Statements - Pages 22 through 31


Item 9 -- Changes in and Disagreements with Accountants on
----------------------------------------------------------
Accounting and Financial Disclosure
-----------------------------------
There were no disagreements on any matters of accounting principles or financial statement disclosure with the Company's independent accountants during the year ended June 25, 1998, the twenty-six weeks ended June 26, 1997 and the years ended December
31, 1996 and 1995.


PART III
--------
Item 10 -- Directors and Executive Officers of the Registrant
-------------------------------------------------------------
The Sections entitled "Nominees for Election by The Holders of Common Stock", "Nominees for Election by The Holders of Class A Stock" and "Other Matters" of the Company's Proxy Statement for the 1998 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Information relating to the executive officers of the Company is included immediately after
Part I of this Report.

Item 11 -- Executive Compensation
---------------------------------
The Sections entitled "Executive Compensation", "Committees and Meetings of the Board of Directors" and "Compensation Committee Interlocks and Insider Participation" of the Company's Proxy Statement for the 1998 Annual Meeting are incorporated herein by reference.

Item 12 -- Security Ownership of Certain Beneficial Owners and
--------------------------------------------------------------
Management
---------
The Section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the 1998 Annual Meeting is incorporated herein by reference.

Item 13 -- Certain Relationships and Related Transactions
---------------------------------------------------------
The Sections entitled "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the 1998 Annual Meeting are incorporated herein by reference.



PART IV
--------
Item 14 -- Exhibits, Financial Statement Schedules and Reports on
-----------------------------------------------------------------
Form 8-K
--------
	(a)(1)   Financial Statements
        ------------------------------
	The following information contained on the respective pages indicated below in the Company's 1998 Annual Report to Stockholders is incorporated herein by reference and is filed as
Exhibit 13 to this Report:

	Report of Independent Accountants  --  Page 17
	Consolidated Balance Sheets as of June 25, 1998 and June 26,
          1997  --  Pages 18 and 19
	Consolidated Statements of Operations for the Year Ended June
          25, 1998, the Twenty-six Weeks Ended June 26, 1997 and
          June 27, 1996 and the Years Ended December 31, 1996 and
          1995  --  Page 20
	Consolidated Statements of Stockholders' Equity for the Year
          Ended June 25, 1998, the Twenty-six Weeks Ended June 26, 1997
          and the Years Ended December 31, 1996 and 1995  --   Page 20
	Consolidated Statements of Cash Flows for the Year Ended June
          25, 1998, the Twenty-six Weeks Ended June 26, 1997 and June 27, 1996, and the Years Ended December 31, 1996 and 1995 -- Page 21
	Notes to Consolidated Financial Statements  --  Pages 22 through 31


	(2)  Financial Statement Schedules
        ----------------------------------
	The following information included in this Report is filed as a part hereof:

        Report of Independent Accountants on Financial Statement Schedule
	Schedule II -- Valuation and Qualifying Accounts and Reserves

	All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

	(3)  Exhibits
        -------------
	The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the signature page and immediately precedes the exhibits filed.

	(b)  Reports on Form 8-K
        ------------------------
	The Company did not file any Current Reports on Form 8-K for the quarter ended June 25, 1998.


        (c)  Exhibits
        -------------
		See Item 14(a)(3) above.

	(d)	Financial Statement Schedules
        -------------------------------------
		See Item 14(a)(2) above.




	SIGNATURES
        ----------


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 22, 1998         JOHN B. SANFILIPPO & SON, INC.

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

        Name                         Title                        Date
------------------------    -----------------------------   ------------------
/s/ Jasper B. Sanfilippo    Chairman of the Board and       September 22, 1998
------------------------    Chief Executive Officer and
Jasper B. Sanfilippo        Director (Principal Executive
                            Officer)

/s/ GARY P. JENSEN          Executive Vice President,       September 22, 1998
------------------          Finance and Chief Financial
Gary P. Jensen              Officer(Principal Financial
                            Officer)

/s/ WILLIAM R. POKRAJAC     Controller (Principal           September 22, 1998
-----------------------     Accounting Officer)
William R. Pokrajac

/s/ MATHIAS A. VALENTINE    Director                        September 22, 1998
------------------------
Mathias A. Valentine

/s/ WILLIAM D. FISCHER      Director                        September 22, 1998
----------------------
William D. Fischer

/s/ JOHN W.A. BUYERS        Director                        September 22, 1998
--------------------
John W.A. Buyers

/s/ JOHN C. TAYLOR          Director                        September 22, 1998
------------------
John C. Taylor

/s/ MICHAEL J. VALENTINE    Director                        September 22, 1998
------------------------
Michael J. Valentine

/s/ J. WILLIAM PETTY        Director                        September 22, 1998
J. William Petty



               Report of Independent Accountants on
               ------------------------------------
                   Financial Statement Schedule
                   ----------------------------


To the Board of Directors
of John B. Sanfilippo & Son, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 18, 1998 appearing on page 17 of the 1998 Annual Report to Stockholders of John B. Sanfilippo & Son, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
August 18, 1998



              JOHN B. SANFILIPPO & SON, INC.
                       SCHEDULE II
        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the year ended June 25, 1998, the twenty-six weeks ended June 26, 1997 and the years ended December 31, 1996 and 1995
(Dollars in thousands)





                                  Balance at                         Balance at
Description                        Beginning Additions Deductions End of Period
-------------------------------   ---------- --------- ---------- -------------
June 25, 1998
-------------
Allowance for doubtful accounts     $ 669      $ 338     $ (161)      $ 846

Twenty-six weeks ended
  June 26, 1997
----------------------
Allowance for doubtful accounts     $ 676      $  27     $  (34)      $ 669

December 31,1996
----------------
Allowance for doubtful accounts     $ 434      $ 443     $ (201)      $ 676

December 31,1995
----------------
Allowance for doubtful accounts     $ 407      $ 195     $ (168)      $ 434



                   JOHN B. SANFILIPPO & SON, INC.
                           EXHIBIT INDEX
              (Pursuant to Item 601 of Regulation S-K)


Exhibit
Number    Description
-------   ------------------------------------------------------------------
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

4.12      Amendment to the Second Amended and Restated Note
          Agreement dated May 21, 1997 by and among Prudential,
          Sunshine and the Registrant(20)

4.13      Amendment to the Second Amended and Restated Note
          Agreement dated March 31, 1998 by and among Prudential, the Registrant, Sunshine, and Quantz Acquisition Co., Inc.
          ("Quantz") (21)

4.14      Guaranty Agreement dated as of March 31, 1998 by JBS
          International, Inc. ("JBSI") in favor of Prudential(21)

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

4.21      Guaranty Agreement dated as of August 30, 1995 by
          Sunshine in favor of Teachers (Senior Subordinated Notes)(15)

4.22      Amendment, Consent and Waiver, dated as of March 27,
          1996, by and among Teachers, Sunshine and the Registrant(17)

4.23      Amendment No. 2 to Note Purchase Agreement dated as of
          January 24, 1997 by and among Teachers, Sunshine and the Registrant(19)

4.24      Amendment to Note Purchase Agreement dated May 19,
          1997 by and among Teachers, Sunshine and the Registrant(20)

4.25      Amendment No. 3 to Note Purchase Agreement dated as of
          March 31, 1998 by and among Teachers, Sunshine, Quantz and the Registrant(21)

4.26 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Notes)(21)

4.27 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Subordinated Notes)(21)

5-9       None

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

10.11     First Amendment to Industrial Building Lease dated
          September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(5)

10.12     Second Amendment to Industrial Building Lease dated
          March 3, 1995, by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

10.13     Third Amendment to Industrial Building Lease dated
          August 15, 1998, by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628

10.14     Ground Lease dated January 1, 1995, between the
          Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

10.15 Party Wall Agreement, dated March 3, 1995, between the Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 and the Arthur/Busse Limited Partnership(12)

10.16 Secured Promissory Note in the amount of $6,223,321.81 dated September 29, 1992 executed by
          Arthur/Busse Limited Partnership in favor of the Registrant(5)

10.17 Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.18 Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.19    The Registrant's 1991 Stock Option Plan(1)

*10.20    First Amendment to the Registrant's 1991 Stock
          Option Plan(4)

*10.21    John B. Sanfilippo & Son, Inc. Split-Dollar
          Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, and Collateral Assignment from John E. Sanfilippo as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, as assignor, to Registrant, as assignee(7)

*10.22    John B. Sanfilippo & Son, Inc. Split-Dollar
          Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, Mathias Valentine, Mary Valentine and Registrant, and Collateral Assignment from Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, as assignor, and Registrant, as assignee(7)

*10.23    Certain documents relating to Reverse Split-Dollar
          Insurance Agreement between Sunshine and John Charles
          Taylor dated November 24, 1987(12)

10.24     Outsource Agreement between the Registrant and
          Preferred Products, Inc. dated January 19, 1995
          [CONFIDENTIAL TREATMENT REQUESTED](12)

10.25     Letter Agreement between the Registrant and Preferred
          Products, Inc., dated February 24, 1995, amending the
          Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](12)

*10.26    The Registrant's 1995 Equity Incentive Plan(13)

10.27 Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(16)

10.28 First Mortgage and Security Agreement (the "ILIC" Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois(16)

10.29     Assignment of Rents, Leases, Income and Profits dated
          September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC
          Mortgage and the Arlington Heights facility(16)

10.30     Environmental Risk Agreement dated September 27,
          1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

10.31     Credit Agreement among the Registrant, Bank of
          America Illinois ("BAI") as agent, NCB, The Northern Trust Company ("NTC") and BAI, dated as of March 27, 1996(17)

10.32     Reimbursement Agreement between the Registrant and
          BAI, dated as of March 27, 1996(17)

10.33     Guaranty Agreement dated as March 27, 1996 by
          Sunshine in favor of BAI as agent on behalf of NCB, NTC and BAI(17)

10.34 Amendment No. 1 and Waiver to Credit Agreement dated as of August 1, 1996 by and among the Registrant, BAI, NCB and NTC(18)

10.35 Amendment No. 2 and Waiver to Credit Agreement dated as of October 30, 1996 by and among the Registrant, BAI, NCB and NTC(18)

10.36     Amendment No. 3 to Credit Agreement dated as of
          January 24, 1997 by and among the Registrant, BAI, NCB, and
          NTC(19)

10.37     Amendment No. 5 to Credit Agreement dated as of June
          2, 1997 by and among the Registrant, BAI, NCB, and NTC(20)

10.38     Amendment No. 7 to Credit Agreement dated as of March
          27, 1998 by and among the Registrant, BAI, NCB, and NTC(21)

*10.39 Employment Agreement by and between Sunshine and Steven G. Taylor dated June 17, 1992(19)

10.40     Credit Agreement dated as of March 31, 1998 among the
          Registrant, Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association
          ("KNA"), and LNB(21)

10.41 Revolving Credit Note in the principal amount of $35.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of USB, dated as of March 31, 1998(21)

10.42 Revolving Credit Note in the principal amount of $15.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of KNA, dated as of March 31, 1998(21)

10.43 Revolving Credit Note in the principal amount of $20.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of LSB, dated as of March 31, 1998(21)

11-12     None

13        1998 Annual Report to Stockholders

14-20     None

21        Subsidiaries of the Registrant

22        None

23        Consent of PricewaterhouseCoopers LLP

24-26     None

27        Financial Data Schedule

28-99     None


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

(18)	Incorporated by reference to the Registrant's
Current Report on Form 8-K dated January 24,
1997 (Commission file No. 0-19681).

(19) 	Incorporated by reference to the Registrant's Annual
Report Form 10-K for the fiscal year ended
December 31, 1996 (Commission file No. 0-19681).

(20) Incorporated by reference to the Registrant's
Current Report on Form 8-K dated May 21, 1997 (Commission file No. 0-19681).

(21) Incorporated by reference to the Registrant's
Quarterly Report on Form 10-Q for the third quarter ended
March 26, 1998 (Commission file No. 0-19681).

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