Form 10-Q
period 1998-09-24
SANFILIPPO JOHN B & SON INC
filed 1998-11-06
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                   ----------------------------------

                              FORM 10-Q
                              ---------
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

             For the quarterly period ended September 24, 1998

[   ]	Transition Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the transition period from          to
                                       ---------   ----------
                    Commission file number 0-19681

                     JOHN B. SANFILIPPO & SON, INC.
                     ------------------------------
        (Exact Name of Registrant as Specified in its Charter)

        Delaware                                        36-2419677
        ---------------------------------     ---------------------
        (State or other Jurisdiction              (I.R.S. Employer
        of Incorporation or Organization)     Identification Number)

                              2299 Busse Road
                    Elk Grove Village, Illinois 60007
                 ---------------------------------------
                 (Address of Principal Executive Offices)

             Registrant's telephone number, including area code
             --------------------------------------------------
                            (847) 593-2300



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes     X                          No
               ---------                         ---------
  As of November 6, 1998, 5,461,139 shares of the Registrant's
Common Stock, $.01 par value per share, excluding 117,900 treasury shares and 3,687,426 shares of the Registrant's Class A Common
Stock, $.01 par value per share, were outstanding.





                     JOHN B. SANFILIPPO & SON, INC.
                     ------------------------------
                          INDEX TO FORM 10-Q
                          ------------------

PART I.  FINANCIAL INFORMATION                                 PAGE NO.
------------------------------                                 --------

Item 1 --  Consolidated Financial Statements:

Consolidated Statements of Operations for the quarters
 ended September 24, 1998 and September 25, 1997                    3

Consolidated Balance Sheets as of September 24, 1998
 and June 25, 1998                                                  4

Consolidated Statements of Cash Flows for the
 quarters ended September 24, 1998 and September 25, 1997           5

Notes to Consolidated Financial Statements                          6

Item 2 --   Management's Discussion and Analysis of
   Financial Condition and Results of Operations                    9

Item 3 --  Quantitative and Qualitative Disclosures About
   Market Risk                                                     14

PART II.  OTHER INFORMATION
---------------------------

Item 2 --  Changes in Securities                                   15

Item 5 --  Other Information                                       15

Item 6 --  Exhibits and Reports on Form 8-K                        15

SIGNATURE                                                          16
---------

EXHIBIT INDEX                                                      17
-------------

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


                                                 For the Quarter Ended
                                            -------------------------------
                                            September 24,     September 25,
                                                 1998              1997
                                            -------------     -------------
Net sales                                        $73,829           $77,256
Cost of sales                                     62,413            64,452
                                            -------------     -------------
Gross profit                                      11,416            12,804
                                            -------------     -------------
Selling expenses                                   6,574             6,893
Administrative expenses                            2,192             2,491
                                            -------------     -------------
                                                   8,766             9,384
                                            -------------     -------------
Income from operations                             2,650             3,420
                                            -------------     -------------
Other income (expense):
  Interest expense                                (2,275)           (1,809)
  Interest income                                      7                 6
  Gain on disposition of properties                   11                --
  Rental income                                      129               118
                                            -------------     -------------
                                                  (2,128)           (1,685)
                                            -------------     -------------
Income before income taxes                           522             1,735
Income tax (expense)                                (235)             (720)
                                            -------------     -------------
Net income                                       $   287           $ 1,015
                                            =============     =============
Basic earnings per common share                  $  0.03           $  0.11
                                            =============     =============
Diluted earnings per common share                $  0.03           $  0.11
                                            =============     =============

The accompanying notes are an integral part of these financial statements.


                         JOHN B. SANFILIPPO & SON, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                            (Dollars in thousands)

                                            September 24,        June 25,
                                                 1998              1998
                                            -------------     ------------
ASSETS
CURRENT ASSETS:
  Cash                                          $    710         $    549
  Accounts receivable, net                        25,125           23,901
  Inventories                                     98,282           99,535
  Deferred income taxes                              417              417
  Income taxes receivable                          1,255            1,454
  Prepaid expenses and other current assets        3,241            3,024
                                            -------------     ------------
TOTAL CURRENT ASSETS                             129,030          128,880

PROPERTIES:
  Buildings                                       55,369           55,318
  Machinery and equipment                         71,419           70,099
  Furniture and leasehold improvements             5,009            5,001
  Vehicles                                         4,188            4,260
                                            -------------     ------------
                                                 135,985          134,678
  Less:  Accumulated depreciation                 62,520           60,943
                                            -------------     ------------
                                                  73,465           73,735
  Land                                             1,892            1,892
                                            -------------     ------------
                                                  75,357           75,627
                                            -------------     ------------
OTHER ASSETS:
  Goodwill and other intangibles                   7,551            7,754
  Miscellaneous                                    6,664            7,415
                                            -------------     ------------
                                                  14,215           15,169
                                            -------------     ------------
                                                $218,602         $219,676
                                            =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                 $ 45,323         $ 48,959
  Current maturities                               7,220            5,789
  Accounts payable                                17,222           12,038
  Accrued expenses                                 7,563            9,244
                                            -------------     ------------
TOTAL CURRENT LIABILITIES                         77,328           76,030
                                            -------------     ------------
LONG-TERM DEBT                                    60,523           63,182
                                            -------------     ------------
LONG-TERM DEFERRED INCOME TAXES                    2,266            2,266
STOCKHOLDERS' EQUITY
  Preferred Stock                                     --               --
  Class A Common Stock                                37               37
  Common Stock                                        56               56
  Capital in excess of par value                  57,196           57,196
  Retained earnings                               22,400           22,113
  Treasury stock                                  (1,204)          (1,204)
                                            -------------     ------------
                                                  78,485           78,198
                                            -------------     ------------
                                                $218,602         $219,676
                                            =============     ============

The accompanying notes are an integral part of these financial statements.


                         JOHN B. SANFILIPPO & SON, INC
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars in thousands)

                                                 For the Quarter Ended
                                              -----------------------------
                                              September 24,   September 25,
                                                   1998            1997
                                              -------------   -------------
Cash flows from operating activities:
  Net income                                       $   287        $  1,015
  Adjustments:
    Depreciation and amortization                    1,958           2,158
    Gain on disposition of properties                  (11)             --
    Change in current assets and current
     liabilities:
      Accounts receivable, net                      (1,224)            462
      Inventories                                    1,253         (20,102)
      Prepaid expenses and other current assets       (217)         (1,175)
      Accounts payable                               5,184          19,145
      Accrued expenses                              (1,681)           (159)
      Income taxes payable/receivable                  199             519
                                              -------------   -------------
  Net cash provided by operating activities          5,748           1,863
                                              -------------   -------------
Cash flows from investing activities:
  Acquisition of properties                         (1,431)           (864)
  Proceeds from disposition of properties               21              --
  Other                                                687          (1,763)
                                              -------------   -------------
  Net cash used in investing activities               (723)         (2,627)
                                              -------------   -------------
Cash flows from financing activities:
  Net borrowings (repayments) on notes payable      (3,636)          2,256
  Principal payments on long-term debt              (1,228)         (1,404)
                                              -------------   -------------
  Net cash provided by (used in) financing
   activities                                       (4,864)            852
                                              -------------   -------------
Net increase in cash                                   161              88
Cash:
    Beginning of period                                549             631
                                              -------------   -------------
    End of period                                  $   710        $    719
                                              =============   =============
Supplemental disclosures:
        Interest paid                              $ 2,751        $  2,205
        Taxes paid                                      38             201
Supplemental disclosure of noncash investing
 and financing activities:
        Capital lease obligation incurred               --             110



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


Note 2 - Inventories
--------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:


                                    September 24,      June 25,
                                         1998            1998
                                    -------------     ---------
Raw material and supplies                $51,999       $52,589
Work-in-process and finished goods        46,283        46,946
                                    -------------     ---------
                                         $98,282       $99,535
                                    =============     =========


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

                           For the Quarter Ended September 24, 1998    For the Quarter Ended September 25, 1997
                           ----------------------------------------    ----------------------------------------
                                 Income      Shares     Per-Share            Income      Shares     Per-Share
                              (Numerator) (Denominator)   Amount          (Numerator) (Denominator)   Amount
                              ----------- ------------- ---------         ----------- ------------- ---------
Net Income                          $287                                      $1,015
Basic Earnings Per Share
  Income available to common
   stockholders                      287     9,148,565     $0.03               1,015     9,147,666     $0.11
                                                        =========                                   =========
Effect of Dilutive Securities
  Stock options                                     --                                      17,742
Diluted Earnings Per Share
  Income available to common
   stockholders                     $287     9,148,565     $0.03              $1,015     9,165,408     $0.11
                              =========== ============= =========         =========== ============= =========

The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:

                                                           Weighted-Average
                                      Number of Options     Exercise Price
                                      -----------------    ----------------
Quarter Ended September 24, 1998            366,630              $10.27
Quarter Ended September 25, 1997            272,808              $12.17

Note 4 - Stock Option Plan
--------------------------
Effective August 27, 1998, the Company's Board of Directors terminated the 1995 Equity Incentive Plan. The unexercised options outstanding at September 24, 1998 to purchase 157,900 shares of Common Stock, however, were not affected by the termination and will continue to be governed by the terms of the 1995 Equity Incentive Plan.

At the Company's annual meeting of stockholders on October 28, 1998, the Company's stockholders approved, and the Company adopted, effective as of September 1, 1998, a new stock option plan (the "1998 Equity Incentive Plan") to replace the 1995
Equity Incentive Plan. The 1998 Equity Incentive Plan provides that an aggregate of 350,000 authorized but unissued shares of Common Stock will be available for awards in the form of stock options, including options intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code and nonqualified stock options. Such options may be granted to any employee of the Company (except that the Company's Chairman of the Board and Chief Executive Officer and the Company's President are not eligible to participate in the 1998 Equity Incentive Plan) or any of its subsidiaries or to any director who is not an employee of the Company or any of its subsidiaries (an "Outside Director"). Outside Directors, however, are only eligible to receive nonqualified options granted in accordance with a specific formula provided in the 1998 Equity Incentive Plan.

Generally, each stock option granted under the 1998 Equity Incentive Plan will become exercisable in equal installments of 25% of the shares covered by the option on the first four anniversaries of the date of grant, subject to, in the case of an employee, continued employment with the Company, or in the case of an Outside Director, continued service as a director, on such date. The exercise price for each stock option granted under the 1998 Equity Incentive Plan will be determined by the Board of Directors (the "Option Price") and must be equal to fair market value of the Common Stock on the date of grant, with the exception of (i) nonqualified stock options, which must have an Option Price equal to at least 50% of the fair market value of the Common Stock on the date of grant, and (ii) incentive stock options granted to an employee who is a holder of more than 10% of the voting power of the Company's capital stock, which must have an Option Price equal to at least 110% of the fair market value of the Common Stock on the date of grant.

The Company did not grant any stock options pursuant to the 1998 Equity Incentive Plan during the quarter ended September 24, 1998. On October 28, 1998, however, the Company granted a stock option to purchase 1,000 shares of Common Stock to each of its three Outside Directors. These options were granted in accordance with the formula specified under the 1998 Equity Incentive Plan upon the election of such Outside Directors to the Company's Board of Directors on October 28, 1998 and, pursuant to such formula, have an Option Price of $4.25 per share, the closing price of the Common Stock on October 28, 1998.

Note 5 - Management's Statement
-------------------------------
The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The data presented on the balance sheet for the fiscal year ended June 25, 1998 were derived from audited financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders for the year ended June 25, 1998.




Item 2
------
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------

General
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At September 24, 1998, the Company's inventories totaled approximately $98.3 million compared to approximately $99.5 million at June 25, 1998, and approximately $83.1 million at September 25, 1997. The increase in inventories at September 24, 1998 when compared to September 25, 1997 is primarily due to increased levels of pecans on hand due to higher purchases in the 1997 crop year than in the preceding crop year. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."


RESULTS OF OPERATIONS
---------------------
Net Sales. Net sales decreased from approximately $77.3 million for the first quarter of fiscal 1998 to approximately $73.8 million for the first quarter of fiscal 1999, a decrease of approximately $3.4 million, or 4.5%. The decrease was due primarily to lower unit volume sales to retail customers, caused primarily by declines in regional brand and private label sales as a result of increased competitive activity. See "Factors That May Affect Future Results - Competitive Environment." The U.S. Department of Transportation has recently proposed guidelines to the major airlines which would require airlines to establish peanut-free buffer zones on request to passengers with medically documented severe allergies to peanuts. There can be no assurance that the airlines, some of which are customers of the Company, will not materially reduce or eliminate peanuts and other nut-related snacks on flights in response to these guidelines. The Company believes that, while such a decision by its airline customers would reduce the Company's revenues, given the relatively low percentage of the Company's total revenues represented by sales to these customers, such a decision should not otherwise have a material adverse effect on the Company's results of operations.

Gross Profit. Gross profit for the first quarter of fiscal 1999 decreased approximately 10.8% to approximately $11.4 million from approximately $12.8 million for the first quarter of fiscal 1998. Gross profit margin decreased from approximately 16.6% for the first quarter of fiscal 1998 to approximately 15.5% for the first quarter of fiscal 1999. The decrease in gross profit margin for the first quarter of fiscal 1999 was due primarily to a decrease in sales as a percentage of the Company's total net sales to retail customers, which sales generally carry higher margins than sales to the Company's other customers, during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from approximately 12.1% for the first quarter of fiscal 1998 to approximately 11.9% for the first quarter of fiscal 1999. Selling expenses as a percentage of net sales was approximately 8.9% for both the first quarters of fiscal 1999 and fiscal 1998. Administrative expenses as a percentage of net sales decreased slightly from approximately 3.2% for the first quarter of fiscal 1998 to approximately 3.0% for the first quarter of fiscal 1999. The slight decrease in administrative expenses as a percentage of net sales for the quarterly period was due primarily to decreases in expenses related to compensation programs and in amortization of expenses related to acquisitions.

Income from Operations. Due to the factors discussed above, income from operations decreased from approximately $3.4 million, or 4.4% of net sales, for the first quarter of fiscal 1998, to approximately $2.7 million, or 3.6% of net sales, for the first quarter of fiscal 1999.

Interest Expense. Interest expense increased from approximately $1.8 million for the first quarter of fiscal 1998 to approximately $2.3 million for the first quarter of fiscal 1999. The increase in quarterly interest expense was due primarily to a higher average level of borrowings to support higher levels of inventories.

Income Taxes. The Company recorded income tax expense of approximately $0.2 million, or 45.0% of the loss before income taxes, for the first quarter of fiscal 1999.

Liquidity and Capital Resources
-------------------------------
During the first quarter of fiscal 1999, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately $5.7 million for the first quarter of fiscal 1999 compared to approximately $1.9 million for the first quarter of fiscal 1998. The increase in cash provided by operating activities was due primarily to purchases of certain nuts, especially walnuts and peanuts occurring earlier in the calendar year in fiscal 1998 as compared to fiscal 1999. During the first quarter of fiscal 1999, the Company spent approximately $1.4 million in capital expenditures, compared to approximately $0.9 million for the first quarter of fiscal 1998, and repaid approximately $1.2 million of long-term debt, compared to approximately $1.4 million for the first quarter of fiscal 1998.

The Bank Credit Facility is comprised of (i) a working capital revolving loan which provided for working capital financing of up to approximately $61.7 million, in the aggregate, and matures on March 31, 2001, and (ii) an $8.3 million letter of credit to secure the industrial development bonds which matures on June 1, 2002. Borrowings under the working capital revolving loan accrued interest at a rate (the weighted average of which was 6.68% at September 24, 1998) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of September 24, 1998, the total principal amount outstanding under the Long-Term Financing Facility was approximately $23.0 million.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and, beginning on September 1, 1999, requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. As of September 24, 1998, the total principal amount outstanding under the Additional Long-Term Financing was $25.0 million.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things:
(i) require the Company to maintain specified financial ratios;
(ii) limit the Company's capital expenditures to $7.5 million annually; and (iii) require that Jasper B. Sanfilippo (the
Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition,
(i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996,
(ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared,
(b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, and (b) $5.0 million and prohibits the Company from redeeming shares of capital stock. As of September 24, 1998, the Company was in compliance with all restrictive covenants, as amended, under its financing facilities. However, the Company may not comply with the fixed charge financial covenant under its financing facilities as of the end of its second quarter of fiscal 1999 if its results of operations do not approximate its results of operations for the second quarter of fiscal 1998. While the Company has always obtained waivers from its lenders for past non-compliance with this covenant, and believes it will be able to obtain similar waivers, if necessary, as of the end of its next fiscal quarter, there can be no assurance that such waivers will be obtained. In the event the Company does not comply with its fixed charge covenant as of the end of its next fiscal quarter and if it is unable to secure the necessary waivers from its lenders, the lenders will have the right to accelerate the balances due under the facilities.

As of September 24, 1998, the Company had approximately $18.8 million of available credit under the Bank Credit Facility. Approximately $1.4 million was incurred on capital expenditures for the first quarter of fiscal 1999. No significant capital expenditures are anticipated for fiscal 1999. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

Year 2000
---------
The Company has substantially completed its review of its internal systems, processes and facilities to determine if it has software or hardware applications that are unable to appropriately interpret or recognize the calendar year 2000 (the "Year 2000"). In addition, the Company is in the process of conducting a survey of third parties with whom it has material business relationships (such as customers, suppliers and financial institutions) to determine if they have Year 2000 issues that will materially and adversely impact the Company.

The Company believes, based on representations from its software vendors, that its internal computer system (which was installed in 1991) and applications are Year 2000 compliant. Furthermore, a regularly scheduled upgrade of the internal computer system to the latest release was implemented during the first quarter of fiscal 1999. The internal computer system is responsible for inventory control applications, financial reporting and payroll. In addition, the Company has reviewed its manufacturing operations and has determined that no material portion of such operations is date sensitive. Certain of the Company's customers submit orders through Electronic Data Interchange ("EDI"), a third party computer system utilized by the Company. The Company's EDI system is currently undergoing a regularly scheduled upgrade which is expected to be completed by the end of calendar 1998. Upon completion of this upgrade, the Company expects, based on representations from software vendors, that its EDI system will be Year 2000 compliant. The Company is also reviewing its desktop computer systems and facilities for Year 2000 issues (and expects to complete that review early in calendar 1999), but does not presently believe that any Year 2000 issues related to such systems and facilities would have a material adverse effect on the Company.

Also, the Company is in the process of making initial inquiries of third parties with whom it has material business relationships to determine whether they will be able to resolve in a timely manner any Year 2000 problems materially and adversely affecting the Company. In the course of these initial inquiries, which have focused primarily on the Company's major customers, the Company has not been made aware of any material Year 2000 issues which would adversely affect the Company. In addition, the Company's major vendors are growers, and the Company believes they are not dependent upon computers in order to transact business. The Company expects to complete a survey of such third parties by the end of calendar 1998.

Based upon the Company's review of its systems and the current status of the Company's survey of third parties with whom it has material business relationships, the Company has not identified any material costs to address, or material risks related to, Year 2000 issues. There can be no assurance, however, that Year 2000 issues will not have a material adverse effect on the Company if the Company and/or those with whom it conducts business are unsuccessful in identifying or implementing timely solutions to any Year 2000 issues. The Company intends to continue its review of its Year 2000 status with the intention of completing that review on the schedule described above and, as to the extent necessary, developing Year 2000 contingency plans for critical business processes. In a worst case Year 2000 scenario, the Company presently believes it would revert back to manual applications to perform order entry, billing and similar functions.

Factors That May Affect Future Results
--------------------------------------
(a)  Availability of Raw Materials and Market Price Fluctuations
----------------------------------------------------------------
The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans, other nuts, dried fruit and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather condition and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the United States Department of Agriculture ("USDA") or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. Shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts, dried fruit or chocolate may affect the value of the Company's inventory and the Company's profitability. For example, during the quarter ended September 26, 1996 the Company was required to record a $2.6 million charge against its earnings to reflect the impact of a lower cost or market adjustment of its pecan inventory. The Company has a significant inventory of nuts, dried fruit and chocolate that would be adversely affected by any decrease in the market price of such raw materials. See "General" and "Results of Operations - Gross Profit".

(b) Competitive Environment
---------------------------
The Company operates in a highly competitive environment. The Company's principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than the Company, such as Planters Lifesavers Company (a subsidiary of RJR Nabisco, Inc.). The Company also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs. See "Results of Operations - Net Sales."

(c) Fixed Price Commitments
---------------------------
From time to time, the Company enters into fixed price commitments with its customers. However, such commitments typically represent 10% or less of the Company's annual net sales and are normally entered into after the Company's cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The Company will continue to enter into fixed price commitments with respect to certain of its nut products prior to fixing its acquisition cost when, in management's judgment, market or crop harvest conditions so warrant. To the extent the Company does so, these fixed price commitments may result in losses. Historically, however, such losses have generally been offset by gains on other fixed price commitments. However, there can be no assurance that losses from fixed price commitments may not have a material adverse effect on the Company's results of operations.

(d) Federal Regulation of Peanut Prices, Quotas and Poundage
    Allotments
------------------------------------------------------------
Peanuts are an important part of the Company's product line. Approximately 50% of the total pounds of products processed annually by the Company are peanuts, peanut butter and other products containing peanuts. The production and marketing of peanuts are regulated by the USDA under the Agricultural Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop by: (i) limiting peanut imports (other than as described below pursuant to the North American Free Trade Agreement and the Uruguay Round Agreement of the General Agreement on Trade and Tariffs), (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year, and (iii) setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United States. Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 1998 calendar year is approximately 1.2 million tons. Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal. Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country. The quota support price for the 1998 calendar year is approximately $615 per ton.

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


Item 3
------
Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
The Company has not entered into transactions using derivative financial instruments. The Company believes that its exposure to market risk related to its other financial instruments (which are the debt instruments under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") is not material.

PART II.  OTHER INFORMATION
---------------------------

Item 2 -- Changes in Securities
-------------------------------
As described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and
Capital Resources" under Part I of this report, there are restrictive covenants under the Company's financing facilities which limit the payment of dividends.

Item 5 -- Other  Information
----------------------------
The Company's 1998 Annual Meeting of Stockholders was held on October 28, 1998 for the purpose of (i) electing those directors entitled to be elected by the holders of the Company's Class A Common Stock, (ii) electing those directors entitled to be elected by the holders of the Company's Common Stock, (iii) ratifying the action of the Company's Board of Directors in appointing PricewaterhouseCoopers LLP as independent accountants for fiscal 1999, (iv) to consider and take action upon a proposal to approve The John B. Sanfilippo & Son, Inc. 1998 Equity Incentive Plan (the "1998 Equity Incentive Plan"), and (v) to transact such other business properly brought before the meeting. The meeting proceeded and (i) the holders of Class A Common Stock elected Jasper B. Sanfilippo, Mathias A. Valentine, John C. Taylor, J. William Petty and Michael J. Valentine to serve on the Company's Board of Directors by a unanimous vote of 3,687,426 votes cast for, representing 100% of the then outstanding shares of Class A Common Stock, (ii) the holders of Common Stock elected William D. Fischer by a vote of 4,821,319 votes cast for and 324,219 votes withheld, (iii) the holders of Common Stock elected John W. A. Buyers by a vote of 4,821,319 votes cast for and 324,219 votes withheld, (iv) the holders of Class A Common Stock and Common Stock ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal 1999 by a total of 42,012,679 votes cast for ratification, 5,669 votes against ratification and 1,450 abstentions, and (v) the holders of Class A Common Stock and Common Stock approved the adoption of the 1998 Equity Incentive Plan by a total of 39,554,846 votes cast for adoption, 2,233,613 votes against adoption, 4,932 abstentions and 1,226,407 broker non-votes.

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
(a) The exhibits filed herewith are listed in the exhibit index which follows the signature page and immediately precedes the exhibits filed.

(b)  Reports on Form 8-K:  There were no Current Reports on
Form 8-K filed during the quarter ended
September 24, 1998.




SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      JOHN B. SANFILIPPO & SON, INC.

Date: November 6, 1998             By: /s/ Gary P. Jensen
                                       -------------------------------------
                                           Gary P. Jensen
                                           Executive Vice President, Finance
                                           and Chief Financial Officer

                      EXHIBIT INDEX
                      -------------

Exhibit
Number      Description
------- -------------------------------------------------------------
 2      None

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

 4.12 Amendment to the Second Amended and Restated Note Agreement dated May 21, 1997 by and among Prudential, Sunshine and the Registrant(20)

 4.13 Amendment to the Second Amended and Restated Note Agreement dated March 31, 1998 by and among Prudential, the Registrant, Sunshine, and Quantz Acquisition Co., Inc. ("Quantz")(21)

 4.14   Guaranty Agreement dated as of March 31, 1998 by JBS
        International, Inc. ("JBSI") in favor of Prudential(21)

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

10.2 Industrial Building Lease dated as of October 1, 1991 between JesCorp., Inc. and LNB, as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(14)

10.3 Industrial Building Lease (the "Touhy Avenue Lease") dated November 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(11)

10.4    First Amendment to the Touhy Avenue Lease dated June 1,
        1987(11)

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

10.11   First Amendment to Industrial Building Lease dated
        September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(5)

10.12   Second Amendment to Industrial Building Lease dated March
        3, 1995, by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

10.13   Third Amendment to Industrial Building Lease dated August
        15, 1998, by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(22)

10.14 Ground Lease dated January 1, 1995, between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

10.15   Party Wall Agreement, dated March 3, 1995, between the
        Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 and the Arthur/Busse Limited Partnership(12)

10.16 Secured Promissory Note in the amount of $6,223,321.81 dated September 29, 1992 executed by Arthur/Busse Limited
        Partnership in favor of the Registrant(5)

10.17 Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.18   Indemnification Agreement between Registrant and certain
        Stockholders of Registrant prior to its initial public offering(2)

10.19   The Registrant's 1991 Stock Option Plan(1)

10.20   First Amendment to the Registrant's 1991 Stock Option
        Plan(4)

10.21   John B. Sanfilippo & Son, Inc. Split-Dollar Insurance
        Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, and Collateral Assignment from John E. Sanfilippo as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, as assignor, to Registrant, as assignee(7)

10.22   John B. Sanfilippo & Son, Inc. Split-Dollar Insurance
        Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, Mathias Valentine, Mary Valentine and Registrant, and Collateral
        Assignment from Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, as assignor, and Registrant, as assignee(7)

10.23   Certain documents relating to Reverse Split-Dollar
        Insurance Agreement between Sunshine and John Charles Taylor dated November 24, 1987(12)

10.24   Outsource Agreement between the Registrant and Preferred
        Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT REQUESTED](12)

10.25   Letter Agreement between the Registrant and Preferred
        Products, Inc., dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT
        REQUESTED](12)

10.26   The Registrant's 1995 Equity Incentive Plan(13)

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

10.41 Revolving Credit Note in the principal amount of $35.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of USB, dated as of March 31, 1998(21)

10.42 Revolving Credit Note in the principal amount of $15.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of KNA, dated as of March 31, 1998(21)

10.43 Revolving Credit Note in the principal amount of $20.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of LSB, dated as of March 31, 1998(21)

10.44   The Registrant's 1998 Equity Incentive Plan

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

(9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 15, 1993 (Commission file No. 0-
     19681).

(10) Incorporated by reference to the Registrant's Current
     Report on Form 8-K dated June 23, 1994 (Commission File No.
     0-19681).

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

(18) Incorporated by reference to the Registrant's Current
     Report on Form 8-K dated January 24, 1997
     (Commission file No. 0-19681).

(19) Incorporated by reference to the Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission file No. 0-19681).

(20) Incorporated by reference to the Registrant's Current
     Report on Form 8-K dated May 21, 1997
     (Commission file No. 0-19681).

(21) Incorporated by reference to the Registrant's Quarterly
     Report on Form 10-Q for the third quarter ended
     March 26, 1998 (Commission file No. 0-19681).

(22) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 25, 1998
     (Commission file No. 0-19681).

John B. Sanfilippo & Son, Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-
Q. The charge for furnishing copies of the exhibits is $.25 per page, plus postage.