Form 10-Q
period 1998-12-24
SANFILIPPO JOHN B & SON INC
filed 1999-02-08
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                     ----------------------------------

                               FORM 10-Q
                               ---------
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

            For the quarterly period ended December 24, 1998

[   ]	Transition Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the transition period from            to
                                       ----------    ----------
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

                 Yes    X               No
                     --------              --------

     As of February 8, 1999, 5,461,139 shares of the Registrant's
Common Stock, $.01 par value per share, excluding 117,900 treasury shares and 3,687,426 shares of the Registrant's Class A Common
Stock, $.01 par value per share, were outstanding.





                JOHN B. SANFILIPPO & SON, INC.
                ------------------------------
                     INDEX TO FORM 10-Q
                     ------------------

                                                                   PAGE NO.
                                                                   --------
PART I.  FINANCIAL INFORMATION
------------------------------
Item 1 --  Consolidated Financial Statements:

Consolidated Statements of Operations for the quarters and twenty-
  six weeks ended December 24, 1998 and December 25, 1997                3

Consolidated Balance Sheets as of December 24, 1998
 and June 25, 1998                                                       4

Consolidated Statements of Cash Flows for the twenty-six weeks ended
 December 24, 1998 and December 25, 1997                                 5

Notes to Consolidated Financial Statements                               6

Item 2 --   Management's Discussion and Analysis of
Financial Condition and Results of Operations                            9

Item 3 --  Quantitative and Qualitative Disclosures About Market Risk   15

PART II.  OTHER INFORMATION
---------------------------
Item 1 --  Legal Proceedings                                            16

Item 2 --  Changes in Securities                                        16

Item 3 --  Defaults Upon Senior Securities                              16

Item 4 --  Submission of Matters to a Vote of Security Holders          17

Item 6 --  Exhibits and Reports on Form 8-K                             17

SIGNATURE                                                               18
---------
EXHIBIT INDEX                                                           19
-------------
OMITTED FINANCIAL STATEMENTS
----------------------------
None




PART I.  FINANCIAL INFORMATION
------------------------------
Item 1 -- Financial Statements
------------------------------

                        JOHN B. SANFILIPPO & SON, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
               (Dollars in thousands, except earnings per share)


                                   For the Quarter Ended    For the Twenty-six Weeks Ended
                                --------------------------  ------------------------------
                                December 24,  December 25,    December 24,    December 25,
                                     1998          1997           1998             1997
                                ------------  ------------    ------------    ------------
Net sales                          $113,332      $112,683       $187,161        $189,939
Cost of sales                        95,133        92,180        157,546         156,632
                                ------------  ------------    ------------    ------------
Gross profit                         18,199        20,503         29,615          33,307
                                ------------  ------------    ------------    ------------
Selling expenses                      9,729         9,732         16,303          16,625
Administrative expenses               3,066         2,661          5,258           5,152
                                ------------  ------------    ------------    ------------
                                     12,795        12,393         21,561          21,777
                                ------------  ------------    ------------    ------------
Income from operations                5,404         8,110          8,054          11,530
                                ------------  ------------    ------------    ------------
Other income (expense):
  Interest expense                   (2,338)       (2,039)        (4,613)         (3,848)
  Interest income                         6             7             13              13
  Gain (loss) on disposition
   of properties                         (1)           --             10              --
  Rental income                         117           154            246             272
                                ------------  ------------    ------------    ------------
                                     (2,216)       (1,878)        (4,344)         (3,563)
                                ------------  ------------    ------------    ------------
Income before income taxes            3,188         6,232          3,710           7,967
Income tax expense                    1,301         2,519          1,536           3,239
                                ------------  ------------    ------------    ------------
Net income                         $  1,887      $  3,713       $  2,174        $  4,728
                                ============  ============    ============    ============
Basic earnings per
 common share                      $   0.21      $   0.41       $   0.24        $   0.52
                                ============  ============    ============    ============
Diluted earnings per
 common share                      $   0.21      $   0.40       $   0.24        $   0.52
                                ============  ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                           JOHN B. SANFILIPPO & SON, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                               (Dollars in thousands)

                                        December 24,        June 25,
                                             1998             1998
                                        ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash                                     $  1,314        $    549
  Accounts receivable, net                   31,010          23,901
  Inventories                               120,726          99,535
  Deferred income taxes                         417             417
  Income taxes receivable                        --           1,454
  Prepaid expenses and other
   current assets                             2,730           3,024
                                        ------------    ------------
TOTAL CURRENT ASSETS                        156,197         128,880
                                        ------------    ------------
PROPERTIES:
  Buildings                                  55,387          55,318
  Machinery and equipment                    71,951          70,099
  Furniture and leasehold improvements        5,044           5,001
  Vehicles                                    4,178           4,260
                                        ------------    ------------
                                            136,560         134,678
  Less:  Accumulated depreciation            64,239          60,943
                                        ------------    ------------
                                             72,321          73,735
  Land                                        1,892           1,892
                                        ------------    ------------
                                             74,213          75,627
OTHER ASSETS:                           ------------    ------------
  Goodwill and other intangibles              7,348           7,754
  Miscellaneous                               6,386           7,415
                                        ------------    ------------
                                             13,734          15,169
                                        ------------    ------------
                                           $244,144        $219,676
                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                            $ 53,421        $ 48,959
  Current maturities                          7,224           5,789
  Accounts payable                           31,834          12,038
  Accrued expenses                            9,292           9,244
  Income taxes payable                           19              --
                                        ------------    ------------
TOTAL CURRENT LIABILITIES                   101,790          76,030
                                        ------------    ------------
LONG-TERM DEBT                               59,717          63,182
                                        ------------    ------------
LONG-TERM DEFERRED INCOME TAXES               2,266           2,266
STOCKHOLDERS' EQUITY
  Preferred Stock                                --              --
  Class A Common Stock                           37              37
  Common Stock                                   56              56
  Capital in excess of par value             57,196          57,196
  Retained earnings                          24,286          22,113
  Treasury stock                             (1,204)         (1,204)
                                        ------------    ------------
                                             80,371          78,198
                                        ------------    ------------
                                           $244,144        $219,676
                                        ============    ============

The accompanying notes are an integral part of these financial statements.


                        JOHN B. SANFILIPPO & SON, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                         (Dollars in thousands)

                                              For the Twenty-six Weeks Ended
                                              ------------------------------
                                              December 24,      December 25,
                                                   1998              1997
                                              ------------      ------------
Cash flows from operating activities:
  Net income                                     $  2,174          $  4,728
  Adjustments:
    Depreciation and amortization                   3,943             4,263
    Gain on disposition of properties                 (10)               --
    Change in current assets and
     current liabilities:
      Accounts receivable, net                     (7,109)           (2,297)
      Inventories                                 (21,191)          (38,453)
      Prepaid expenses and other
       current assets                                 294            (1,167)
      Accounts payable                             19,796            18,665
      Accrued expenses                                 48             1,943
      Income taxes payable/receivable               1,474             3,624
                                              ------------      ------------
  Net cash used in operating activities              (581)           (8,694)

Cash flows from investing activities:
  Acquisition of properties                        (2,022)           (1,953)
  Proceeds from disposition of properties              21                --
  Other                                               915            (1,184)
                                              ------------      ------------
  Net cash used in investing activities            (1,086)           (3,137)
                                              ------------      ------------
Cash flows from financing activities:
  Net borrowings on notes payable                   4,462            14,551
  Principal payments on long-term debt             (2,030)           (2,389)
                                              ------------      ------------
  Net cash provided by financing activities         2,432            12,162
                                              ------------      ------------
Net increase in cash                                  765               331
Cash:
    Beginning of period                               549               631
    End of period                                $  1,314          $    962
Supplemental disclosures:
    Interest paid                                $  4,737          $  3,757
    Taxes paid                                         64             1,593
Supplemental disclosure of noncash
 investing and financing activities:
    Capital lease obligation incurred                  --               110



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


Note 2 - Inventories
--------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:


                                     December 24,         June 25,
                                         1998               1998
                                     ------------      ------------

 Raw material and supplies               $77,663           $52,589
 Work-in-process and finished goods       43,063            46,946
                                     ------------      ------------
                                        $120,726          $ 99,535
                                     ============      ============


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

                              For the Quarter Ended December 24, 1998   For the Quarter Ended December 25, 1997
                              ---------------------------------------   ---------------------------------------
                                   Income        Shares    Per-Share         Income        Shares    Per-Share
                                 (Numerator) (Denominator)   Amount        (Numerator) (Denominator)   Amount
                              -------------- ------------- ----------   -------------- ------------- ----------
Net Income                         $1,887                                    $3,713
Basic Earnings Per Share
 Income available to common
   stockholders                     1,887      9,148,565      $0.21           3,713      9,147,666      $0.41
                                                           ==========                                ==========
Effect of Dilutive Securities
  Stock options                                      --                                     31,098
Diluted Earnings Per Share
  Income available to common
    stockholders                   $1,887      9,148,565      $0.21          $3,713      9,178,764      $0.40
                              ============== ============= ==========   ============== ============= ==========

                                   For the Twenty-six Weeks Ended            For the Twenty-six Weeks Ended
                                        December 24, 1998                         December 25, 1997
                              ---------------------------------------   ---------------------------------------
                                   Income        Shares    Per-Share         Income        Shares    Per-Share
                                 (Numerator) (Denominator)   Amount        (Numerator) (Denominator)   Amount
                              -------------- ------------- ----------   -------------- ------------- ----------
Net Income                         $2,174                                    $4,728
Basic Earnings Per Share
 Income available to common
   stockholders                     2,174      9,148,565      $0.24           4,728      9,147,666      $0.52
                                                           ==========                                ==========
Effect of Dilutive Securities
  Stock options                                       41                                    30,957
Diluted Earnings Per Share
  Income available to common
    stockholders                   $2,174      9,148,606      $0.24          $4,728      9,178,623      $0.52
                                                           ==========                                ==========

The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:

                                          Number of    Weighted-Average
                                           Options      Exercise Price
                                          ---------    ----------------
Quarter Ended December 24, 1998             361,320        $ 10.23
Quarter Ended December 25, 1997             274,244        $ 12.13
Twenty-six Weeks Ended December 24, 1998    363,622        $ 10.26
Twenty-six Weeks Ended December 25, 1997    273,256        $ 12.15

Note 4 - Stock Option Plan
--------------------------
Effective August 27, 1998, the Company's Board of Directors terminated the 1995 Equity Incentive Plan. The unexercised options outstanding at December 24, 1998 to purchase 156,900 shares of Common Stock, however, were not affected by the termination and will continue to be governed by the terms of the 1995 Equity Incentive Plan.

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




Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------


General
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At December 24, 1998, the Company's inventories totaled approximately $120.7 million compared to approximately $99.5 million at June 25, 1998, and approximately $101.4 million at December 25, 1997. The increase in inventories at December 24, 1998 when compared to December 25, 1997 is primarily due to (i) increased levels of peanuts on hand due to higher purchases in the 1998 crop year than in the preceding crop year, and (ii) higher unit costs for pecans in the 1998 crop year than in the preceding crop year. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."


RESULTS OF OPERATIONS
---------------------
Net Sales. Net sales increased from approximately $112.7 million for the second quarter of fiscal 1998 to approximately $113.3 million for the second quarter of fiscal 1999, an increase of approximately $0.6 million, or 0.6%. For the twenty-six weeks ended December 24, 1998, net sales totaled approximately $187.2 million compared to approximately $189.9 million for the twenty-six weeks ended December 25, 1997, representing a decrease of approximately $2.8 million, or 1.5%. The increase for the quarter was due primarily to increases in unit volume sales to the Company's food service and export customers, which were offset partially by decreases in unit volume sales to the Company's retail and industrial customers. The decrease for the year-to-date period was due primarily to lower unit volume sales to retail customers, caused primarily by declines in regional brand and private label sales as a result of increased competitive activity. See "Factors That May Affect Future Results - Competitive Environment."

Gross Profit. Gross profit for the second quarter of fiscal 1999 decreased approximately 11.2% to approximately $18.2 million from approximately $20.5 million for the second quarter of fiscal 1998. Gross profit for the twenty-six weeks ended December 24, 1998 decreased approximately 11.1% to approximately $29.6 million from approximately $33.3 million for the twenty-six weeks ended December 25, 1997. Gross profit margin decreased from approximately 18.2% for the second quarter of fiscal 1998 to approximately 16.1% for the second quarter of fiscal 1999. The decrease in gross profit margin for both the quarterly and year-to-date periods was due primarily to a decrease in sales as a percentage of the Company's total net sales to retail customers, which sales generally carry higher margins than sales to the Company's other customers, during fiscal 1999 compared to fiscal 1998.


Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales increased from approximately 11.0% for the second quarter of fiscal 1998 to approximately 11.3% for the second quarter of fiscal 1999. Selling expenses as a percentage of net sales were approximately 8.6% for both the second quarters of fiscal 1999 and fiscal 1998. Administrative expenses as a percentage of net sales increased from approximately 2.4% for the second quarter of fiscal 1998 to approximately 2.7% for the second quarter of fiscal 1999. Selling and administrative expenses as a percentage of net sales were approximately 11.5% for both the twenty-six weeks ended December 24, 1998 and December 25, 1997. Selling expenses as a percentage of net sales decreased marginally to approximately 8.7% for the twenty-six weeks ended December 24, 1998 from approximately 8.8% for the twenty-six weeks ended December 25, 1997. Administrative expenses as a percentage of net sales increased from approximately 2.7% for the twenty-six weeks ended December 25, 1997 to approximately 2.8% for the twenty-six weeks ended December 24, 1998. The increase in administrative expenses as a percentage of net sales for both the quarterly and year-to-date periods was due to an increase in the reserve for the Crane Litigation (see "Part II. Other Information
- Item 1 -- Legal Proceedings". Exclusive of this increase in the reserve relating to the Crane Litigation, administrative expenses as a percentage of net sales decreased for both the quarterly and year-to-date periods due to decreases in expenses related to compensation programs and in amortization of expenses related to acquisitions.

Income from Operations. Due to the factors discussed above, income from operations decreased from approximately $8.1 million, or 7.2% of net sales, for the second quarter of fiscal 1998, to approximately $5.4 million, or 4.8% of net sales, for the second quarter of fiscal 1999. For the twenty-six weeks ended December 24, 1998, income from operations decreased to approximately $8.1 million, or 4.3% of net sales, from approximately $11.5 million, or 6.1% of net sales, for the twenty-six weeks ended December 25, 1997.

Interest Expense. Interest expense increased from approximately $2.0 million for the second quarter of fiscal 1998 to approximately $2.3 million for the second quarter of fiscal 1999. For the twenty-six weeks ended December 24, 1998, interest expense was approximately $4.6 million, compared to approximately $3.8 million for the twenty-six weeks ended December 25, 1997. The increase in quarterly and year-to-date interest expense was due primarily to a higher average level of borrowings to support higher levels of inventories.

Income Taxes. The Company recorded income tax expense of approximately $1.3 million, or 40.8% of income before income taxes, for the second quarter of fiscal 1999, and approximately $1.5 million, or 41.4% of income before income taxes, for the twenty-six weeks ended December 24, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the second quarter of fiscal 1999, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing").

Net cash used in operating activities was approximately $0.6 million for the twenty-six weeks ended December 24, 1998 compared to approximately $8.7 million for the twenty-six weeks ended December 25, 1997. The decrease in cash used in operating activities was due primarily to reductions in the purchases of walnuts in fiscal 1999, offset partially by increases in peanut purchases in fiscal 1999. During both the twenty-six weeks ended December 24, 1998 and the twenty-six weeks ended December 25, 1997, the Company spent approximately $2.0 million in capital expenditures. The Company repaid approximately $2.0 million of long-term debt during the twenty-six weeks ended December 24, 1998, compared to approximately $2.4 million for the twenty-six weeks ended December 25, 1997.

The Bank Credit Facility is comprised of (i) a working capital revolving loan which provided for working capital financing of up to approximately $61.9 million, in the aggregate, and matures on March 31, 2001, and (ii) an approximately $8.1 million letter of credit to secure the industrial development bonds which matures on June 1, 2002. Borrowings under the working capital revolving loan accrued interest at a rate (the weighted average of which was 6.59% at December 24, 1998) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of December 24, 1998, the total principal amount outstanding under the Long-Term Financing Facility was approximately $22.4 million.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and, beginning on September 1, 1999, requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. As of December 24, 1998, the total principal amount outstanding under the Additional Long-Term Financing was $25.0 million.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things:
(i) require the Company to maintain specified financial ratios;
(ii) limit the Company's capital expenditures to $7.5 million annually; and (iii) require that Jasper B. Sanfilippo (the
Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition,
(i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996,
(ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared,
(b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, and (b) $5.0 million and prohibits the Company from redeeming shares of capital stock. See "Part II. Other Information --
Item 3 -- Defaults Upon Senior Securities".

As of the end of the second quarter of fiscal 1999, the Company was not in compliance with the fixed charge coverage ratio covenant under the Long-Term Financing Facility and the Additional Long-Term Financing. Additionally, as of the end of the second quarter of fiscal 1999, the Company was not in compliance with the inter-company debt covenant under the Long-Term Financing Facility. Furthermore, the Crane Litigation (see "Part II. Other Information - Item 1 -- Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Selling and Administrative Expenses") resulted in an event of default under the Long-Term Financing Facility and the Additional Long-Term Financing. On February 5, 1999, the Company entered into a waiver and amendment under the Long-Term Financing Facility, which waived the Company's failure to comply with the above described covenants, and amended
(i) the fixed charge coverage ratio covenant through the first quarter of fiscal 2000 and (ii) the inter-company debt covenant through the first quarter of fiscal 2000. On February 5, 1999, the Company entered into a waiver and amendment under the Additional Long-Term Financing, which waived the Company's failure to comply with the above described covenants, and amended the fixed charge coverage ratio covenant through the fourth quarter of fiscal 1999. The Company also received from its lender under (i) the Bank Credit Facility, a waiver of any cross-default under the Bank Credit Facility caused by the above described violations under the Long-Term Financing Facility and the Additional Long-Term Financing; (ii) the Long-Term Financing Facility, a waiver of any cross-default under the Long-Term Financing Facility caused by the above described violations under the Additional Long-Term Financing; and (iii) the Additional Long-Term Financing, a waiver of any cross-default under the Additional Long-Term Financing caused by the above described violations under the Long-Term Financing Facility.

As of December 24, 1998, the Company had approximately $14.5 million of available credit under the Bank Credit Facility. Approximately $2.0 million was incurred on capital expenditures for the twenty-six weeks ended December 24, 1998. No significant capital expenditures are anticipated for fiscal 1999. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility (assuming the Company maintains compliance with the covenants under the Bank Credit Facility currently in effect, or, in the event of any subsequent non-compliance, is able to obtain any necessary waivers) will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

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

The Company believes, based on representations from its software vendors, that its internal computer system (which was installed in 1991) and applications are Year 2000 compliant. Furthermore, a regularly scheduled upgrade of the internal computer system to the latest release was implemented during the first quarter of fiscal 1999. The internal computer system is responsible for inventory control applications, financial reporting and payroll. In addition, the Company has reviewed its manufacturing operations and has determined that no material portion of such operations is date sensitive. Certain of the Company's customers submit orders through Electronic Data Interchange ("EDI"), a third party computer system utilized by the Company. A regularly scheduled upgrade of the Company's EDI system was performed in the second quarter of fiscal 1999. The Company believes, based on representations from its software vendors, that its EDI system is Year 2000 compliant. The Company is also reviewing its desktop computer systems and facilities for Year 2000 issues (and expects to complete that review early in calendar 1999), but does not presently believe that any Year 2000 issues related to such systems and facilities would have a material adverse effect on the Company.

Also, the Company is in the process of making initial inquiries of third parties with whom it has material business relationships to determine whether they will be able to resolve in a timely manner any Year 2000 problems materially and adversely affecting the Company. In the course of these initial inquiries, which have focused primarily on the Company's major customers, the Company has not been made aware of any material Year 2000 issues which would adversely affect the Company. In addition, the Company's major vendors are growers, and the Company believes they are not dependent upon computers in order to transact business. The
Company expects to complete a survey of such third parties by the end of the third quarter of calendar year 1999.

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

(b) Competitive Environment
---------------------------
The Company operates in a highly competitive environment. The Company's principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than the Company, such as Planters Lifesavers Company (a subsidiary of RJR Nabisco, Inc.). The Company also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively. This competitive pricing may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs. See "Results of Operations - Net Sales."

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

(d) Federal Regulation of Peanut Prices, Quotas and Poundage Allotments
-----------------------------------------------------------------------
Peanuts are an important part of the Company's product line. Approximately 50% of the total pounds of products processed annually by the Company are peanuts, peanut butter and other products containing peanuts.  The production and marketing of peanuts are regulated by the USDA under the Agricultural
Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop by: (i) limiting peanut
imports (other than as described below pursuant to the North
American Free Trade Agreement and the Uruguay Round Agreement of
the General Agreement on Trade and Tariffs), (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year, and (iii) setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United
States. Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 1999 calendar year is approximately 1.2 million tons.  Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal. Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country.  The quota support price for the 1999 calendar year is approximately $615 per ton.

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


Item 3
------
Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
The Company has not entered into transactions using derivative financial instruments. The Company believes that its exposure to market risk related to its other financial instruments (which are the debt instruments under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources") is not material.

PART II.  OTHER INFORMATION
---------------------------
Item 1 - Legal Proceedings
--------------------------
In March 1995, Bert S. Crane, Nancy M. Crane, Mary Crane Couchman and Karen Crane (collectively, the "Crane Plaintiffs") filed a lawsuit (the "Crane Litigation") against the Company alleging that the Company had incorrectly calculated the purchase price due them for walnuts purchased by the Company under a Walnut Purchase Agreement entered into on April 15, 1993. The Crane Litigation was filed in the United States District Court for the Eastern District of California
(Case No. CV-F-95-5179 REC). On November 19, 1998, the court issued its opinion in the Crane Litigation finding that the Crane Plaintiffs are entitled to judgment against the Company in the total amount of approximately $540 thousand plus (i) a late payment penalty (calculated from June 1, 1996 to date of payment) imposed under Section 55881 of the California Food and Agricultural Code, (ii) reasonable attorneys' fees, and (iii) costs. The Company is currently considering appealing the opinion and has posted an appeal bond. As of December 24, 1998, the Company increased its reserve for the Crane Litigation from $0.3 million to $0.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations -- Selling and Administrative Expenses".

Item 2 -- Changes in Securities
-------------------------------
As described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and
Capital Resources" under Part I of this report, there are restrictive covenants under the Company's financing facilities which limit the payment of dividends.

Item 3 -- Defaults Upon Senior Securities
-----------------------------------------
As of the end of the second quarter of fiscal 1999, the Company was not in compliance with the fixed charge coverage ratio covenant under the Long-Term Financing Facility and the Additional Long-Term Financing. Additionally, as of the end of the second quarter of fiscal 1999, the Company was not in compliance with the inter-company debt covenant under the Long-Term Financing Facility. Furthermore, the Crane Litigation (see "Part II. Other Information - Item 1 -- Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Selling and Administrative Expenses") resulted in an event of default under the Long-Term Financing Facility and the Additional Long-Term Financing. On February 5, 1999, the Company entered into a waiver and amendment under the Long-Term Financing Facility, which waived the Company's failure to comply with the above described covenants, and amended
(i) the fixed charge coverage ratio covenant through the first quarter of fiscal 2000 and (ii) the inter-company debt covenant through the first quarter of fiscal 2000. On February 5, 1999, the Company entered into a waiver and amendment under the Additional Long-Term Financing, which waived the Company's failure to comply with the above described covenants, and amended the fixed charge coverage ratio covenant through the fourth quarter of fiscal 1999. The Company also received from its lender under (i) the Bank Credit Facility, a waiver of any cross-default under the Bank Credit Facility caused by the above described violations under the Long-Term Financing Facility and the Additional Long-Term Financing; (ii) the Long-Term Financing Facility, a waiver of any cross-default under the Long-Term Financing Facility caused by the above described violations under the Additional Long-Term Financing; and (iii) the Additional Long-Term Financing, a waiver of any cross-default under the Additional Long-Term Financing caused by the above described violations under the Long-Term Financing Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The only matters submitted to a vote of the Company's Stockholders during the quarter ended December 24, 1998 were (i) the election of directors, (ii) the ratification of the appointment of PricewaterhouseCoopers LLP by the Company's Board of Directors as the Company's independent accountants for fiscal 1999, and (iii) the approval of the John B. Sanfilippo & Son, Inc. 1998 Equity Incentive Plan (the "1998 Equity Incentive Plan"). The matters were submitted to the Company's stockholders in connection with, and voted upon at the Company's 1998 Annual Meeting of Stockholders, which was held on October 28, 1998. The information called for by this Item 4 with respect to such matters was previously reported in, and is hereby answered by reference to the information set forth under, Item 5 - "Other Information" to the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 1998.

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
(a) The exhibits filed herewith are listed in the exhibit index which follows the signature page and immediately precedes the exhibits filed.

(b)  Reports on Form 8-K:  There were no Current Reports on
Form 8-K filed during the quarter ended December 24, 1998.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JOHN B. SANFILIPPO & SON, INC.

Date: February 8, 1999             By:  /s/ Gary P. Jensen
                                        ------------------
                                            Gary P. Jensen
                                            Executive Vice President, Finance
                                            and Chief Financial Officer

                   EXHIBIT INDEX
                   -------------

Exhibit
Number     Description
-------    ----------------------------------------------------------
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

  4.15 Amendment and Waiver to the Second Amended and Restated Note Agreement dated February 5, 1999 by and among Prudential, the Registrant, Sunshine, JBSI and Quantz

  4.16 $1.8 million Promissory Note dated March 31, 1989 evidencing a loan by Cohen Financial Corporation to LaSalle National Bank ("LNB"), as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(12)

  4.17 Modification Agreement dated as of September 29, 1992 by and among LaSalle National Trust, N.A. ("LaSalle Trust"), a national banking association, not personally but as Successor Trustee to LNB under Trust Agreement dated March 17, 1989 known as Trust Number 114243; the Registrant; Jasper B. Sanfilippo and Mathias
           A. Valentine; and Mutual Trust Life Insurance Company(5)

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

  4.22 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Subordinated Notes)(15)

  4.23 Amendment, Consent and Waiver, dated as of March 27, 1996, by and among Teachers, Sunshine and the Registrant(17)

  4.24     Amendment No. 2 to Note Purchase Agreement dated as of
           January 24, 1997 by and among Teachers, Sunshine and the Registrant(19)

  4.25 Amendment to Note Purchase Agreement dated May 19, 1997 by and among Teachers, Sunshine and the Registrant(20)

  4.26 Amendment No. 3 to Note Purchase Agreement dated as of March 31, 1998 by and among Teachers, Sunshine, Quantz and the Registrant(21)

  4.27 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Notes)(21)

  4.28 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Subordinated Notes)(21)

  4.29     Amendment and Waiver to Note Purchase Agreement dated
           February 5, 1999 by and among Teachers, Sunshine, Quantz, JBSI and the Registrant

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

 10.41 Revolving Credit Note in the principal amount of $35.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of USB, dated as of March 31, 1998(21)

 10.42 Revolving Credit Note in the principal amount of $15.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of KNA, dated as of March 31, 1998(21)

 10.43 Revolving Credit Note in the principal amount of $20.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of LSB, dated as of March 31, 1998(21)

 10.44     The Registrant's 1998 Equity Incentive Plan(23)

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

(22) Incorporated by reference to the Registrant's Annual
Report on Form 10-K for the fiscal year ended June 25, 1998 (Commission file No. 0-19681).

(23) Incorporated by reference to the Registrant's Quarterly
Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission file No. 0-19681).

John B. Sanfilippo & Son, Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-
Q. The charge for furnishing copies of the exhibits is $.25 per page, plus postage.