Form 10-Q
period 1999-03-25
SANFILIPPO JOHN B & SON INC
filed 1999-05-07
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                  ----------------------------------

                             FORM 10-Q
                             ---------
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

             For the quarterly period ended March 25, 1999

[   ]	Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

        For the transition period from             to
                                       ------------  ------------

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

           Yes       X                    No
                          ------------        ------------
    As of May 7, 1999, 5,461,139 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares, and 3,687,426 shares of the Registrant's Class A Common Stock, $.01 par value per share, were outstanding.





                      JOHN B. SANFILIPPO & SON, INC.
                      ------------------------------
                            INDEX TO FORM 10-Q
                            ------------------

PART I.  FINANCIAL INFORMATION                                    PAGE NO.
------------------------------                                    --------

Item 1 --  Consolidated Financial Statements:

Consolidated Statements of Operations for the quarters
 and thirty-nine weeks ended March 25, 1999 and March 26, 1998           3

Consolidated Balance Sheets as of March 25, 1999
 and June 25, 1998                                                       4

Consolidated Statements of Cash Flows for the thirty-nine weeks
 ended March 25, 1999 and March 26, 1998                                 5

Notes to Consolidated Financial Statements                               6

Item 2 --  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          9

Item 3 --  Quantitative and Qualitative Disclosures About Market Risk   15

PART II.  OTHER INFORMATION
---------------------------

Item 1 --  Legal Proceedings                                            16

Item 2 --  Changes in Securities                                        16

Item 5 --  Other Information                                            16

Item 6 --  Exhibits and Reports on Form 8-K                             16

SIGNATURE                                                               17
---------

EXHIBIT INDEX                                                           18
-------------

OMITTED FINANCIAL STATEMENTS
----------------------------
None




PART I.  FINANCIAL INFORMATION
------------------------------

Item 1 -- Financial Statements

                     JOHN B. SANFILIPPO & SON, INC.
                     ------------------------------
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  -------------------------------------
                              (Unaudited)
              (Dollars in thousands, except earnings per share)


                                          For the Quarter Ended     For the Thirty-nine Weeks Ended
                                          ---------------------     -------------------------------
                                          March 25,   March 26,          March 25,     March 26,
                                              1999        1998               1999          1998
                                          ----------  ----------         ----------    ----------
Net sales                                  $ 57,762    $ 58,145           $244,923      $248,084
Cost of sales                                48,485      47,279            206,031       203,911
                                          ----------  ----------         ----------    ----------
Gross profit                                  9,277      10,866             38,892        44,173
                                          ----------  ----------         ----------    ----------
Selling expenses                              6,313       6,045             22,616        22,670
Administrative expenses                       1,992       2,668              7,250         7,820
                                          ----------  ----------         ----------    ----------
                                              8,305       8,713             29,866        30,490
                                          ----------  ----------         ----------    ----------
Income from operations                          972       2,153              9,026        13,683
                                          ----------  ----------         ----------    ----------
Other income (expense):
  Interest expense                           (2,421)     (2,406)            (7,033)       (6,254)
  Interest income                                10          10                 23            23
  Gain on disposition of properties              --           2                 10             2
  Rental income                                  75         108                321           380
                                          ----------  ----------         ----------    ----------
                                             (2,336)     (2,286)            (6,679)       (5,849)
                                          ----------  ----------         ----------    ----------
Income (loss) before income taxes            (1,364)       (133)             2,347         7,834
Income tax expense (benefit)                   (519)        (27)             1,017         3,212
                                          ----------  ----------         ----------    ----------
Net income (loss)                           $  (845)    $  (106)          $  1,330      $  4,622
                                          ==========  ==========         ==========    ==========
Basic earnings (loss) per common share      $ (0.09)    $ (0.01)          $   0.15      $   0.51
                                          ==========  ==========         ==========    ==========
Diluted earnings (loss) per common share    $ (0.09)    $ (0.01)          $   0.15      $   0.50
                                          ==========  ==========         ==========    ==========

The accompanying notes are an integral part of these financial statements.


                      JOHN B. SANFILIPPO & SON, INC.
                      ------------------------------
                       CONSOLIDATED BALANCE SHEETS
                       ---------------------------
                               (Unaudited)
                         (Dollars in thousands)

                                             March 25,      June 25,
                                                1999          1998
                                             ----------    ----------
ASSETS
------
CURRENT ASSETS:
  Cash                                        $    434      $    549
  Accounts receivable, net                      18,456        23,901
  Inventories                                  113,879        99,535
  Deferred income taxes                            417           417
  Income taxes receivable                          278         1,454
  Prepaid expenses and other current assets      3,351         3,024
                                             ----------    ----------
TOTAL CURRENT ASSETS                           136,815       128,880
                                             ----------    ----------
PROPERTIES:
  Buildings                                     55,452        55,318
  Machinery and equipment                       72,678        70,099
  Furniture and leasehold improvements           5,045         5,001
  Vehicles                                       4,129         4,260
                                             ----------    ----------
                                               137,304       134,678
  Less:  Accumulated depreciation               65,876        60,943
                                             ----------    ----------
                                                71,428        73,735
  Land                                           1,892         1,892
                                             ----------    ----------
                                                73,320        75,627
                                             ----------    ----------
OTHER ASSETS:
  Goodwill and other intangibles                 7,145         7,754
  Miscellaneous                                  7,151         7,415
                                             ----------    ----------
                                                14,296        15,169
                                             ----------    ----------
                                              $224,431      $219,676
                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable                               $ 59,827      $ 48,959
  Current maturities                             7,228         5,789
  Accounts payable                               8,302        12,038
  Accrued expenses                               8,796         9,244
                                             ----------    ----------
TOTAL CURRENT LIABILITIES                       84,153        76,030
                                             ----------    ----------

LONG-TERM DEBT                                  58,485        63,182
                                             ----------    ----------
LONG-TERM DEFERRED INCOME TAXES                  2,266         2,266
                                             ----------    ----------
STOCKHOLDERS' EQUITY
  Preferred Stock                                   --            --
  Class A Common Stock                              37            37
  Common Stock                                      56            56
  Capital in excess of par value                57,196        57,196
  Retained earnings                             23,442        22,113
  Treasury stock                                (1,204)       (1,204)
                                             ----------    ----------
                                                79,527        78,198
                                             ----------    ----------
                                              $224,431      $219,676
                                             ==========    ==========

The accompanying notes are an integral part of these financial statements.


                          JOHN B. SANFILIPPO & SON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars in thousands)

                                           For the Thirty-nine Weeks Ended
                                           -------------------------------
                                               March 25,      March 26,
                                                  1999           1998
                                               ---------      ---------
Cash flows from operating activities:
  Net income                                   $  1,330       $  4,622
  Adjustments:
    Depreciation and amortization                 5,869          6,261
    Gain on disposition of properties               (10)            (2)
    Change in current assets and current
       liabilities:
     Accounts receivable, net                     5,445          7,279
     Inventories                                (14,344)       (47,327)
     Prepaid expenses and other current assets     (327)        (1,724)
     Accounts payable                            (3,736)         3,945
     Accrued expenses                              (448)          (361)
     Income taxes payable/receivable              1,176          1,895
                                               ---------      ---------
  Net cash used in operating activities          (5,045)       (25,412)
                                               ---------      ---------

Cash flows from investing activities:
  Acquisition of properties                      (2,815)        (3,260)
  Proceeds from disposition of properties            25              4
  Other                                             110           (822)
                                               ---------      ---------
  Net cash used in investing activities          (2,680)        (4,078)
                                               ---------      ---------

Cash flows from financing activities:
  Net borrowings on notes payable                10,868         32,962
  Principal payments on long-term debt           (3,258)        (3,848)
                                               ---------      ---------
  Net cash provided by financing activities       7,610         29,114
                                               ---------      ---------

Net decrease in cash                               (115)          (376)
Cash:
  Beginning of period                               549            631
                                               ---------      ---------
  End of period                                $    434       $    255
                                               =========      =========

Supplemental disclosures:
  Interest paid                                $  7,550       $  6,558
  Taxes paid                                         64          3,315
Supplemental disclosure of noncash investing
    and financing activities:
  Capital lease obligation incurred                  --            110


The accompanying notes are an integral part of these financial statements.



                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                               (Unaudited)
                (Dollars in thousands, except per share data)


Note 1 - Basis of Consolidation
-------------------------------
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. ("JBSS") and its wholly owned subsidiaries (collectively, with JBSS, the "Company"), including Sunshine Nut Co., Inc. ("Sunshine").


Note 2 - Inventories
--------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:


                                         March 25,    June 25,
                                            1999        1998
                                         ---------   ---------
 Raw material and supplies               $ 65,890     $52,589
 Work-in-process and finished goods        47,989      46,946
                                         --------    --------
                                         $113,879     $99,535
                                         ========    ========


Note 3 - Earnings (Loss) Per Common Share
-----------------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" which is effective for all reporting periods ending after December 15, 1997, and requires restatement for all prior periods presented. The following tables present the required disclosures under SFAS No. 128:

                                  For the Quarter Ended March 25, 1999   For the Quarter Ended March 26, 1998
                                  ------------------------------------   ------------------------------------
                                   Income/Loss     Shares    Per-Share    Income/Loss     Shares    Per-Share
                                   (Numerator) (Denominator)   Amount     (Numerator) (Denominator)   Amount
                                   ----------- ------------- ---------    ----------- ------------- ---------
Net income (loss)                      $(845)                                 $(106)
Basic Earnings (loss) Per Share
 Income (loss) available to
 common Stockholders                    (845)     9,148,565    $(0.09)         (106)     9,147,699    $(0.01)
                                                               =======                                =======
Effect of Dilutive Securities
 Stock options                                           --                                     --
Diluted Earnings (loss) Per Share
 Income (loss) available to
 common Stockholders                   $(845)     9,148,565    $(0.09)        $(106)     9,147,699    $(0.01)
                                   =========== ============= =========    =========== ============= =========

                                For the Thirty-nine Weeks Ended March 25, 1999  For the Thirty-nine Weeks Ended March 26, 1998
                                ----------------------------------------------  ----------------------------------------------
                                      Income       Shares       Per-Share             Income       Shares       Per-Share
                                   (Numerator)  (Denominator)     Amount           (Numerator)  (Denominator)     Amount
                                   -----------  -------------   ---------          -----------  -------------   ---------
Net Income                            $1,330                                          $4,622
Basic Earnings Per Share
 Income available to common
 stockholders                          1,330       9,148,565       $0.15               4,622       9,147,677       $0.51

Effect of Dilutive Securities
 Stock options                                           644                                          23,516
Diluted Earnings Per Share
 Income available to common
 stockholders                         $1,330       9,149,209       $0.15              $4,622       9,171,193       $0.50
                                   ===========  =============   =========          ===========  =============   =========


The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:

                                                         Weighted-Average
                                       Number of Options  Exercise Price
                                       ----------------- ----------------
Quarter Ended March 25, 1999                386,550           $ 9.78
Quarter Ended March 26, 1998                400,009           $10.24
Thirty-nine Weeks Ended March 25, 1999      361,232           $10.26
Thirty-nine Weeks Ended March 26, 1998      272,538           $12.13

Note 4 - Stock Option Plan
--------------------------
Effective August 27, 1998, the Company's Board of Directors terminated the 1995 Equity Incentive Plan. The unexercised options outstanding at March 25, 1999 to purchase 153,000 shares of Common Stock, however, were not affected by the termination and will continue to be governed by the terms of the 1995 Equity
Incentive Plan.

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

On October 28, 1998, the Company granted a stock option to purchase 1,000 shares of Common Stock to each of its three Outside Directors. These options were granted in accordance with the formula specified under the 1998 Equity Incentive Plan upon the election of such Outside Directors to the Company's Board of Directors on October 28, 1998 and, pursuant to such formula, have an Option Price of $4.25 per share, the closing price of the Common Stock on October 28, 1998. However, on January 27, 1999, the Board of Directors of the Company honored the request of one of the Outside Directors and cancelled the stock option for 1,000 shares that was awarded to him on October 28, 1998. On February 2, 1999, the Company granted stock options to purchase 47,500 shares of Common Stock to key employees. Pursuant to terms specified under the 1998 Equity Incentive Plan, these options have an Option Price of $4.00 per share, the closing price of the Common Stock on February 2, 1999.

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




Item 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------


General
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At March 25, 1999, the Company's inventories totaled approximately $113.9 million compared to approximately $99.5 million at June 25, 1998, and approximately $110.3 million at March 26, 1998. The increase in inventories at March 25, 1999 when compared to March 26, 1998 is primarily due to increased levels of peanuts on hand due to higher purchases in the 1998 crop year than in the preceding crop year. This increase was partially offset by decreased levels of walnuts on hand due to lower purchases in the 1998 crop year than in the preceding crop year. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

RESULTS OF OPERATIONS
---------------------
Net Sales. Net sales decreased from approximately $58.1 million for the third quarter of fiscal 1998 to approximately $57.8 million for the third quarter of fiscal 1999, a decrease of approximately $0.4 million, or 0.7%. For the thirty-nine weeks ended March 25, 1999, net sales totaled approximately $244.9 million compared to approximately $248.1 million for the thirty-nine weeks ended March 26, 1998, representing a decrease of approximately $3.2 million, or 1.3%. The decrease for the quarter was due primarily to decreases in unit volume sales to the Company's retail customers, which were offset partially by increases in unit volume sales to the Company's industrial customers. The decrease for the year-to-date period was due primarily to lower unit volume sales to retail customers, which were offset partially by increases in unit volume sales to the Company's export and food service customers. The decrease in retail sales for both the quarterly and year-to-date periods was caused primarily by declines in regional brand and private label sales as a result of increased competitive activity. See "Factors That May Affect Future Results - Competitive Environment."

Gross Profit. Gross profit for the third quarter of fiscal 1999 decreased approximately 14.6% to approximately $9.3 million from approximately $10.9 million for the third quarter of fiscal 1998.
 Gross profit for the thirty-nine weeks ended March 25, 1999 decreased approximately 12.0% to approximately $38.9 million from approximately $44.2 million for the thirty-nine weeks ended March 26, 1998. Gross profit margin decreased from approximately 18.7% for the third quarter of fiscal 1998 to approximately 16.1% for the third quarter of fiscal 1999. Gross profit margin decreased from approximately 17.8% for the thirty-nine weeks ended March 26, 1998 to approximately 15.9% for the thirty-nine weeks ended March 25, 1999. The decrease in gross profit and gross profit margin for both the quarterly and year-to-date periods was due primarily to a decrease in sales as a percentage of the Company's total net sales to retail customers, which sales generally carry higher margins than sales to the Company's other customers, during fiscal 1999 compared to fiscal 1998.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from approximately 15.0% for the third quarter of fiscal 1998 to approximately 14.4% for the third quarter of fiscal 1999. Selling expenses as a percentage of net sales increased from approximately 10.4% for the third quarter of fiscal 1998 to approximately 10.9% for the third quarter of fiscal 1999. Administrative expenses as a percentage of net sales decreased from approximately 4.6% for the third quarter of fiscal 1999 to approximately 3.4% for the third quarter of fiscal 1999. Selling and administrative expenses as a percentage of net sales decreased slightly from approximately 12.3% for the thirty-nine weeks ended March 26, 1998 to approximately 12.2% for the thirty-nine weeks ended March 25, 1999. Selling expenses as a percentage of net sales increased marginally to approximately 9.2% for the thirty-nine weeks ended March 25, 1999 from approximately 9.1% for the thirty-nine weeks ended March 26, 1998. Administrative expenses as a percentage of net sales decreased from approximately 3.2% for the thirty-nine weeks ended March 26, 1998 to approximately 3.0% for the thirty-nine weeks ended March 25, 1999. The increase in selling expense as a percentage of net sales for the quarterly period was due to higher promotional activity. The decreases in administrative expenses as a percentage of net sales for both the quarterly and year-to-date periods were due primarily to decreases in expenses related to compensation programs. The decreases in administrative expenses as a percentage of net sales for both the quarterly and year-to-date periods were partially offset by increases in the reserve for the Crane Litigation (see "Part II. Other Information
- Item 1 -- Legal Proceedings").

Income from Operations. Due to the factors discussed above, income from operations decreased from approximately $2.2 million, or 3.7% of net sales, for the third quarter of fiscal 1998, to approximately $1.0 million, or 1.7% of net sales, for the third quarter of fiscal 1999. For the thirty-nine weeks ended March 25, 1999, income from operations decreased to approximately $9.0 million, or 3.7% of net sales, from approximately $13.7 million, or 5.5% of net sales, for the thirty-nine weeks ended March 26, 1998.

Interest Expense. Interest expense was approximately $2.4 million for both the third quarter of fiscal 1998 and the third quarter of fiscal 1999. For the thirty-nine weeks ended March 25, 1999, interest expense was approximately $7.0 million, compared to approximately $6.3 million for the thirty-nine weeks ended March 26, 1998. The increase in year-to-date interest expense was due primarily to a higher average level of borrowings to support higher levels of inventories.

Income Taxes. The Company recorded an income tax benefit of approximately $0.5 million, or 38.0% of the loss before income taxes, for the third quarter of fiscal 1999, and income tax expense of approximately $1.0 million, or 43.3% of income before income taxes, for the thirty-nine weeks ended March 25, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the third quarter of fiscal 1999, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing").

Net cash used in operating activities was approximately $5.0 million for the thirty-nine weeks ended March 25, 1999 compared to approximately $25.4 million for the thirty-nine weeks ended March 26, 1998. The decrease in cash used in operating activities was due primarily to reductions in the purchases of walnuts in fiscal 1999, offset partially by increases in peanut purchases in fiscal 1999. During the thirty-nine weeks ended March 25, 1999, the Company spent approximately $2.8 million in capital expenditures, compared to approximately $3.3 million during the thirty-nine weeks ended March 26, 1998. The Company repaid approximately $3.3 million of long-term debt during the thirty-nine weeks ended March 25, 1999, compared to approximately $3.8 million during the thirty-nine weeks ended March 26, 1998.

The Bank Credit Facility is comprised of (i) a working capital revolving loan which provided for working capital financing of up to approximately $61.9 million, in the aggregate, and matures on March 31, 2001, and (ii) an approximately $8.1 million letter of credit to secure the industrial development bonds which mature on June 1, 2002. Borrowings under the working capital revolving loan accrued interest at a rate (the weighted average of which was 6.00% at March 25, 1999) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of March 25, 1999, the total principal amount outstanding under the Long-Term Financing Facility was approximately $21.3 million.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and, beginning on September 1, 1999, requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. As of March 25, 1999, the total principal amount outstanding under the Additional Long-Term Financing was $25.0 million.

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

As of March 25, 1999, the Company was in compliance with all restrictive covenants, as amended, under its financing facilities.
 However, the Company was not in compliance with certain restrictive covenants under its financing facilities as of the end of the second quarter of fiscal 1999. The Company received waivers from its lenders for the non-compliance with these restrictive covenants. Also, it is probable that the Company will not comply with the fixed charge financial covenant under the Additional Long-Term Financing for the first quarter of fiscal 2000. While the Company has always obtained waivers from its lenders for past non-compliance with this covenant, and believes it will be able to obtain similar waivers as of the end of the first quarter of fiscal 2000, there can be no assurance that such waivers will be obtained. If the Company is unable to secure the necessary waivers from its lenders, the lenders will have the right to accelerate the balances due under the credit facilities.

As of March 25, 1999, the Company had approximately $6.1 million of available credit under the Bank Credit Facility. Approximately $2.8 million was incurred on capital expenditures for the thirty-nine weeks ended March 25, 1999. No significant capital expenditures are anticipated for fiscal 1999. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility (assuming the Company maintains compliance with the covenants under the Bank Credit Facility currently in effect, or, in the event of any subsequent non-compliance is able to obtain any necessary waivers) will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

YEAR 2000
---------

The Company has substantially completed its review of its internal systems, processes and facilities to determine if it has software or hardware applications that are unable to appropriately interpret or recognize the calendar year 2000 (the "Year 2000").
 In addition, the Company is conducting a survey of third parties with whom it has material business relationships (such as customers, suppliers and financial institutions) to determine if they have Year 2000 issues that will materially and adversely impact the Company.

The Company believes, based on representations from its software vendors, that its internal computer system (which was installed in 1991) and applications are Year 2000 compliant. Furthermore, a regularly scheduled upgrade of the internal computer system to the latest release was implemented during the first quarter of fiscal 1999. The internal computer system is responsible for inventory control applications, financial reporting and payroll. In addition, the Company has reviewed its manufacturing operations and has determined that no material portion of such operations is date sensitive. Certain of the Company's customers submit orders through Electronic Data Interchange ("EDI"), a third party computer system utilized by the Company. A regularly scheduled upgrade of the Company's EDI system was performed in the second quarter of fiscal 1999. The Company believes, based on representations from its software vendors, that its EDI system is Year 2000 compliant. The Company has also completed the review of its desktop computer systems and facilities for Year 2000 issues, and believes that any Year 2000 issues related to such systems and facilities would not have a material adverse effect on the Company.

Also, the Company is in the process of making inquiries of third parties with whom it has material business relationships to determine whether they will be able to resolve in a timely manner any Year 2000 problems materially and adversely affecting the Company. In the course of these inquiries, which have focused primarily on the Company's major customers, the Company has not been made aware of any material Year 2000 issues which would adversely affect the Company. In addition, the Company's major vendors are growers, and the Company believes they are not dependent upon computers in order to transact business. The Company expects to complete a survey of such third parties by the end of the third quarter of calendar year 1999.

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

Item 3 --  Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------
The Company has not entered into transactions using derivative financial instruments. The Company believes that its exposure to market risk related to its other financial instruments (which are the debt instruments under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") is not material.


PART II.  OTHER INFORMATION
---------------------------
Item 1 - Legal Proceedings
--------------------------
As reported in the Company's Form 10-Q for the fiscal quarter ended December 24, 1998, a judgment was entered against the Company on November 19, 1998 in a lawsuit (the "Crane Litigation") filed by
Bert S. Crane, Nancy M. Crane, Bert A. Crane, Mary
Crane Couchman and Karen Crane (collectively, the "Crane Plaintiffs"). The judgment entitled the Crane Plaintiffs to recover from the Company $540,000, plus statutory late payment penalties, attorneys' fees and costs. On February 8, 1999, the Crane Plaintiffs filed certain post-judgment motions requesting, among other things, that the court (i) amend the total judgment (exclusive of fees and costs) to reflect that the amount thereof, inclusive of the late payment penalties, was $726,179 as of November 19, 1998, and (ii) determine that the total amount of fees and expenses due them pursuant to the judgment was $260,284. On March 24, 1999, the court granted the motions filed by the Crane Plaintiffs. As a result as of March 25, 1999, the Company increased the reserve for the Crane Litigation from $0.9 million to $1.0 million.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations -- Selling and Administrative Expenses".

Item 2 -- Changes in Securities
-------------------------------
As described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and
Capital Resources" under Part I of this report, there are restrictive covenants under the Company's financing facilities which limit the payment of dividends.

Item 5 -- Other Information
--------------------------
Effective April 12, 1999, John C. Taylor resigned his positions as President and director of Sunshine Nut Co., Inc. and Executive
Vice President of the Company. Mr. Taylor continues in his capacity as a member of the Company's Board of Directors.

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
(a) The exhibits filed herewith are listed in the exhibit index which follows the signature page and immediately precedes the exhibits filed.

(b)   Reports on Form 8-K:  There were no Current Reports on
Form 8-K filed during the quarter ended March 25, 1999.


                            SIGNATURE
                            ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 JOHN B. SANFILIPPO & SON, INC.

Date: May 7, 1999                By: /s/ Gary P. Jensen
                                     ------------------
                                     Gary P. Jensen
                                     Executive Vice President, Finance
                                     and Chief Financial Officer



                          EXHIBIT INDEX


Exhibit
Number     Description
-------    -----------------------------------------------------------
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

   4.15 Amendment and Waiver to the Second Amended and Restated Note Agreement dated February 5, 1999 by and among Prudential, the Registrant, Sunshine, JBSI and Quantz(24)

   4.16 $1.8 million Promissory Note dated March 31, 1989 evidencing a loan by Cohen Financial Corporation to LaSalle National Bank ("LNB"), as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(12)

   4.17 Modification Agreement dated as of September 29, 1992 by and among LaSalle National Trust, N.A. ("LaSalle Trust"), a national banking association, not personally but as Successor Trustee to LNB under Trust Agreement dated March 17, 1989 known as Trust Number 114243; the Registrant; Jasper B. Sanfilippo and Mathias
           A. Valentine; and Mutual Trust Life Insurance Company(5)

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

   4.25 Amendment to Note Purchase Agreement dated May 19, 1997 by and among Teachers, Sunshine and the Registrant(21)

   4.26 Amendment No. 3 to Note Purchase Agreement dated as of March 31, 1998 by and among Teachers, Sunshine, Quantz and the Registrant(21)

   4.27 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Notes)(21)

   4.28 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Subordinated Notes)(21)

   4.29    Amendment and Waiver to Note Purchase Agreement dated
           February 5, 1999 by and among Teachers, Sunshine, Quantz, JBSI and the Registrant(24)

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

  11       None

  15       None

  17       None

  18       None

  24-26    None

  27       Financial Data Schedule

  99       None

----------------------------------------------------------------------

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

(24) Incorporated by reference to the Registrant's Quarterly
Report on Form 10-Q for the second quarter ended December 24, 1998 (Commission file No. 0-19681).


John B. Sanfilippo & Son, Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-
Q. The charge for furnishing copies of the exhibits is $.25 per page, plus postage.