Form 10-K
period 1999-06-24
SANFILIPPO JOHN B & SON INC
filed 1999-09-17
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                     -----------------------
                           FORM 10-K
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended June 24, 1999

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

                           2299 Busse Road
                  Elk Grove Village, Illinois 60007
            (Address of Principal Executive Offices, Zip Code)
	Registrant's telephone number, including area code:  (847) 593-2300
        -------------------------------------------------------------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

  As of September 10, 1999, 5,579,039 shares of the Company's Common Stock, $.01 par value ("Common Stock"), including 117,900 treasury shares, and 3,687,426 shares of the Company's Class A Common Stock, $.01 par value ("Class A Stock"), were outstanding. On that date, the aggregate market value of voting stock (based upon the last sale price of the registrant's Common Stock on September 10, 1999) held by non-affiliates of the registrant was $21,401,924 (5,350,481 shares at $4.00 per share).

DOCUMENTS INCORPORATED BY REFERENCE:
------------------------------------
Portions of the Company's Annual Report to Stockholders for the fiscal year ended June 24, 1999 are incorporated by reference into
Part II of this Report.

Portions of the Company's definitive proxy statement for its annual meeting of stockholders to be held October 27, 1999 are incorporated by reference into Part III of this Report.


                          PART I
                          ------
Item 1 -- Description of Business
---------------------------------
a.	General Development of Business
---------------------------------------
	(i)	Background

John B. Sanfilippo & Son, Inc. (the "Company" or "JBSS") was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the terms "Company" or "JBSS" refer collectively to John B. Sanfilippo & Son, Inc., its Illinois predecessor corporation and its wholly owned subsidiaries, including Sunshine Nut Co., Inc. ("Sunshine"). See Note 1 to the Consolidated Financial Statements contained in the Company's 1999 Annual Report to Stockholders. On June 25, 1999 the Company dissolved two of its three wholly owned subsidiaries, including Sunshine and Quantz Acquisition Co., Inc., and merged such subsidiaries into John B. Sanfilippo & Son, Inc. On April 30, 1997 the Company's Board of Directors voted to change the Company's fiscal year from a calendar year end to a fiscal year that ends on the final Thursday of June of each year. The Board of Directors believes that the new fiscal year more closely matches the Company's business cycle. References herein to fiscal 1999 are to the fiscal year ended June 24, 1999. References herein to fiscal 1998 are to the fiscal year ended June 25, 1998. References herein to the "Transition Period" are for the twenty-six weeks ended June 26, 1997. References herein to fiscal 1996 are to the fiscal year ended December 31, 1996.

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

The Company is a processor, packager, marketer and distributor of shelled and inshell nuts. The Company also markets and distributes, and, in most cases, manufactures or processes, a diverse product line of food and snack items including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products.

	(ii)	Principal Products

		(A)	Raw and Processed Nuts

The Company's principal products are raw and processed nuts. These products accounted for approximately 84.5%, 85.9%, 85.6% and 83.8% of the Company's gross sales for fiscal 1999, fiscal 1998, the Transition Period and fiscal 1996, respectively. The nut product line includes peanuts, almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. The Company's nut products are sold in numerous package styles and sizes, from poly-cellophane packages, composite cans, vacuum packed tins, plastic jars and glass jars for retail sales, to large cases and sacks for bulk sales to industrial, food service and government customers. In addition, the Company offers its nut products in a variety of different styles and seasonings, including natural (with skins), blanched (without skins), oil roasted, dry roasted, unsalted, honey roasted, butter toffee, praline and cinnamon toasted. The Company sells its products domestically to retailers and wholesalers as well as to industrial, food service and government customers. The Company also sells certain of its products to foreign customers in the retail, food service and industrial markets.

The Company acquires a substantial portion of its peanut, pecan, almond and walnut requirements directly from growers.
 The balance of the Company's raw nut supply is purchased from importers and domestic processors. In fiscal 1999, the majority of the Company's peanuts, pecans and walnuts were shelled by the Company at its four shelling facilities while the remainder were purchased shelled from processors and growers. See "Raw Materials and Supplies", below, and Item 2 -- "Properties -- Manufacturing Capability, Technology and Engineering."

		(B)	Peanut Butter

The Company manufactures and markets peanut butter in several sizes and varieties, including creamy, crunchy and natural. Peanut butter accounted for approximately 4.4%, 4.3%, 4.9% and 5.3% of the Company's gross sales for fiscal 1999, fiscal 1998, the Transition Period and fiscal 1996, respectively. Approximately 2.3%, 2.3% and 4.9% of the Company's peanut butter products were sold during fiscal 1999, fiscal 1998 and fiscal 1996, respectively, to the United States Department of Agriculture ("USDA") and other government agencies, with the remaining percentage sold under private labels. The Company did not sell peanut butter to any government agency during the Transition Period.

		(C)	Candy and Confections

The Company markets and distributes a wide assortment of candy and confections, including such items as wrapped hard candy, gummies, ju-ju's, brand name candies, chocolate peanut butter cups, peanut clusters, pecan patties and sugarless candies. Candy and confections accounted for approximately 2.8%, 3.8%, 4.4% and 4.6% of the Company's gross sales for fiscal 1999, fiscal 1998, the Transition
Period and fiscal 1996, respectively. Most of these products are purchased from various candy manufacturers and sold to retailers in bulk or retail packages under private labels or the Evon's brand.

		(D)	Other Products

The Company also markets and distributes, and in many cases processes and manufactures, a wide assortment of other food and snack products. These products accounted for approximately 8.3%, 6.0%, 5.1% and 6.3% of the Company's gross sales for fiscal 1999, fiscal 1998, the Transition Period and fiscal 1996, respectively. These other products include: natural snacks, trail mixes and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients (including chocolate chips, peanut butter chips, flaked coconut and chopped, diced, crushed and sliced nuts) sold to retailers, wholesalers, industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of corn snacks, sunflower seeds, party mixes, sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.

	(iii)	Customers

The Company sells its products to approximately 10,900 retail, wholesale, industrial, government and food service customers on a national level. Retailers of the Company's products include grocery chains, mass merchandisers and membership clubs. The Company markets many of its Evon's brand products directly to approximately 3,500 retail stores in Illinois and nine other states through its store-door delivery system discussed below. Wholesale grocery companies purchase products from the Company for resale to regional retail grocery chains and convenience stores.

The Company's industrial customers include bakeries, ice cream and candy manufacturers and other food and snack processors. The Company's principal government customers are the Agricultural Stabilization and Conservation Service of the USDA and the Defense Personnel Support Center. Food service customers include hospitals, schools, universities, airlines, retail and wholesale restaurant businesses and national food service franchises. In addition, the Company packages and distributes products manufactured or processed by others. Sales to Preferred Products, Inc. accounted for approximately $34.8 million, or 11.7%, of the Company's gross sales for fiscal 1996. No single customer accounted for more than 10% of the Company's gross sales for fiscal
1999, fiscal 1998 or for the Transition Period.

	(iv)	Sales, Marketing and Distribution

The Company markets its products through its own sales department and through a network of over 215 independent brokers and various independent distributors and suppliers.
The Company's sales department of 46 employees includes 14 regional managers, 7 sales specialists and 5 telemarketers.

The Company's marketing and promotional campaigns include regional and national trade shows and limited newspaper advertisements, including coupons, done from time to time in cooperation with certain of the Company's retail customers. In addition to consumer marketing, the Company has developed a number of cross promotions with other consumer product companies, such as Mardi Gras napkins, Land O' Lakes and 7-Up. These programs were designed to bring new users and increased consumption in the snack nut category. The Company also designs and manufactures point of purchase displays and bulk food dispensers for use by certain of its retail customers. These displays, and other shelving and pegboard displays purchased by the Company, are installed by Company personnel. The Company believes that controlling the type, style and format of display fixtures benefits the customer and ultimately the Company by presenting the Company's products in a consistent, attractive point of sale presentation.

The Company distributes its products from its Illinois, Georgia, California, North Carolina and Texas production facilities and from public warehouse and distribution facilities located in various other states. The majority of the Company's products are shipped from the Company's production, warehouse and distribution facilities by contract and common carriers.

In Illinois and nine other states, JBSS distributes its Evon's brand products to approximately 3,500 convenience stores, supermarkets and other retail customer locations through its store-door delivery system. Under this system, JBSS uses its own fleet of Evon's step-vans to market and distribute Evon's brand nuts, snacks and candy directly to retail customers on a store-by-store basis. Presently, the store-door delivery system consists of approximately 52 route salespeople covering routes located in Illinois, Indiana, Iowa, Wisconsin, Ohio, Minnesota, Michigan,
Kentucky, North Dakota and Missouri. District and regional route managers, as well as sales and marketing personnel operating out of JBSS's corporate offices, are responsible for monitoring and managing the route salespeople.

In the Chicago area, JBSS operates two thrift stores at its production facilities and five other retail stores. These stores sell bulk foods and other products produced by JBSS and other vendors.

	(v)	Competition

Snack food markets are highly competitive. The Company's nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of which are substantially larger and have greater resources than the Company. In the nut industry, the Company competes with, among others, Planters Lifesavers Company (a subsidiary of RJR Nabisco, Inc.), Ralcorp Holdings, Inc. and numerous regional snack food processors. Competitive factors in the Company's markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Competitive Environment" contained in the Company's 1999 Annual Report to Stockholders.

	(vi)	Raw Materials and Supplies

The Company purchases nuts from domestic and foreign sources. Most of the Company's peanuts are purchased from the southeastern United States and most of its walnuts and almonds are purchased from California. The Company purchases most of its pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. The availability of nuts is subject to market conditions and crop size fluctuations caused by weather conditions, plant diseases and other factors beyond the Company's control. These fluctuations can adversely impact the Company's profitability. For fiscal 1999, less than 15% of the Company's nut purchases were from foreign sources.

The Company generally purchases and shells peanuts, pecans and walnuts instead of buying shelled nuts from shellers. Due, in part, to the seasonal nature of the industry, the Company maintains significant inventories of peanuts, pecans, walnuts and almonds at certain times of the year, especially in the second and third quarters of the Company's fiscal year. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of the Company's inventory and thus the Company's gross profit and gross profit margin. See "General", "Fiscal 1999 compared to Fiscal 1998 -- Gross Profit", "Fiscal 1998 Compared to the Fifty-two Weeks Ended June 26, 1997 -- Gross Profit" and "The Transition Period Compared to the Twenty-six Weeks Ended June 27, 1996 -- Gross Profit", under "Management's Discussion and Analysis of Financial Condition and Results of Operations", contained in the Company's 1999 Annual Report to Stockholders.

The Company purchases supplies, such as roasting oils, seasonings, glass jars, plastic jars, labels, composite cans and other packaging materials from third parties. The Company sponsors a seed exchange program under which it provides peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock (i.e., peanuts at harvest). Approximately 73% of the farmer stock peanuts purchased by the Company in fiscal 1999 were grown from seed provided by the Company. The Company also contracts for the growing of a limited number of generations of peanut seeds to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing.

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

The Company markets its products primarily under private labels and the Fisher, Evon's, Sunshine Country, Flavor
Tree, Texas Pride and Tom Scott brand names, which are registered with the U.S. Patent and Trademark Office.

	(viii)	Employees

As of June 24, 1999 the Company had approximately 1,430 active employees, including 173 corporate staff employees and 1,257 production and distribution employees. As a result of the seasonal nature of the Company's business, the number of employees peaked to approximately 1,692 in the last four months of calendar 1998 and dropped to an average of approximately 1,452 during the remainder of fiscal 1999. Approximately 20 of the Company's salespeople are covered by a collective bargaining agreement which expires on June 30, 2001.

	(ix)	Seasonality

The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October, November and December. Peanuts, pecans, walnuts and almonds, the Company's principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, the Company's personnel, working capital requirements and inventories peak during the last four months of the calendar year. See Item 8 -- "Financial Statements and Supplementary Data -- Quarterly Consolidated Financial Data." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General", contained in the Company's 1999 Annual Report to Stockholders.

	(x)	Backlog

Because the time between order and shipment is usually less than three weeks, the Company believes that backlog as of a particular date is not indicative of annual sales.

	(xi)	Federal Regulation

Peanuts are an important part of the Company's product line. Approximately 50% of the total pounds of products processed annually by the Company are peanuts, peanut butter and other products containing peanuts. The production and marketing of peanuts are regulated by the USDA under the Agricultural Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop by: (i) limiting peanut imports; (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year; and (iii) setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United States. Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 1999 crop year is approximately 1.2 million tons. Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal. Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country. The quota support price for the 1999 crop year is approximately $610 per ton.

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

The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. While the Company maintains rigid quality control standards, inspects its products by visual examination, metal detectors or electronic monitors at various stages of its shelling and processing operations for all of its nut and other food products, permits the USDA to inspect all lots of peanuts shipped to and from the Company's production facilities, and complies with the Nutrition Labeling and Education Act by labeling each product that it sells with labels that disclose the nutritional value and content of each of the Company's products, no assurance can be given that some nut or other food products sold by the Company may not contain or develop harmful substances. The Company currently maintains product liability insurance of $1 million per occurrence and umbrella coverage up to $40 million which it and its insurance carriers believe to be adequate.

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
----------------------------
The following table provides certain information regarding the Company's principal facilities:

                                                                          Date
                                                                         Company
                                                                       Constructed,    Approx.
                                           Type                        Acquired or   Utilization
                                Square      of     Description of         First      at June 24,
Location                        Footage  Interest  Principal Use         Occupied        1999
------------------------------  -------  --------  ------------------  ------------  -----------
Elk Grove Village, Illinois(1)  300,000   Leased/  Processing,             1981           58%
  (Busse Road facility)                    Owned   packaging,
                                                   warehousing,
                                                   distribution, JBSS
                                                   corporate offices
                                                   and thrift store

Elk Grove Village, Illinois(2)   83,000    Owned   Processing,             1989           52%
  (Arthur Avenue facility)                         packaging,
                                                   warehousing and
                                                   distribution


Des Plaines, Illinois(3)         68,000    Leased  Warehousing and         1974           N/A
                                                   thrift store

Bainbridge, Georgia(4)          230,000    Owned   Peanut shelling,        1987           68%
                                                   purchasing,
                                                   processing,
                                                   packaging,
                                                   warehousing and
                                                   distribution

Garysburg, North Carolina       120,000    Owned   Peanut shelling,        1994           60%
                                                   purchasing,
                                                   processing,
                                                   packaging,
                                                   warehousing and
                                                   distribution

Selma, Texas                    200,000    Owned   Pecan shelling,         1992           80%
                                                   processing,
                                                   packaging,
                                                   warehousing and
                                                   distribution

Walnut, California(5)            50,000    Leased  Processing,             1991           55%
                                                   packaging,
                                                   warehousing and
                                                   distribution

Gustine, California              75,000    Owned   Walnut shelling,        1993           59%
                                                   processing,
                                                   packaging,
                                                   warehousing and
                                                   distribution

Arlington Heights, Illinois(6)   83,000    Owned   Processing,             1994           74%
                                                   packaging,
                                                   warehousing and
                                                   distribution


(1)	Approximately 240,000 square feet of the Busse Road
facility is leased from the Busse Land Trust under a lease which expires on May 31, 2015. Under the terms of the lease, the Company has a right of first refusal and a right of first offer with respect to this portion of the Busse Road facility. The remaining 60,000 square feet of space at the Busse Road facility (the "Addition") was constructed by the Company in 1994 on property owned by the Busse Land Trust and on property owned by the Company.
Accordingly, (i) the Company and the Busse Land Trust entered into a ground lease with a term beginning January
1, 1995 pursuant to which the Company leases from the Busse Land Trust the land on which a portion of the Addition is situated (the "Busse Addition Property"), and
(ii) the Company, the Busse Land Trust and the sole beneficiary of the Busse Land Trust entered into a party wall agreement effective as of January 1, 1995, which sets forth the respective rights and obligations of the Company and the Busse Land Trust with respect to the common wall which separates the existing Busse Road facility and the Addition. The ground lease has a term which expires on May 31, 2015 (the same date on which the Company's lease for the Busse Road facility expires). The Company has an option to extend the term of the ground lease for one five-year term, an option to purchase the Busse Addition
Property at its then appraised fair market value at any time during the term of the ground lease, and a right of first refusal with respect to the Busse Addition Property.
See the Section entitled "Compensation Committee
Interlocks and Insider Participation -- Lease
Arrangements" contained in the Company's Proxy Statement for the 1999 Annual Meeting.

(2)	This facility was subject to a mortgage dated March
1989 securing a note in the original principal amount of $1.8 million with a maturity date of May 1, 1999. The
Company paid its financial obligation on the maturity date.

(3)	The Des Plaines facility is leased under a lease
which expires on October 31, 2010. The Des Plaines facility is also subject to a mortgage securing a loan from an unrelated third party lender to the related-party lessor in the original principal amount of approximately
$1.6 million. The rights of the Company under the lease are subject and subordinate to the rights of the lender.
Accordingly, a default by the lessor under the loan could result in foreclosure on the facility and thereby adversely affect the Company's leasehold interest. The
Company subleases approximately 29,000 square feet of space at the Des Plaines facility to one related party lessee. See the Section entitled "Compensation Committee
Interlocks and Insider Participation -- Lease
Arrangements" contained in the Company's Proxy Statement for the 1999 Annual Meeting.

(4) The Bainbridge facility is subject to a mortgage and deed of trust securing approximately $7.6 million
(excluding accrued and unpaid interest) in industrial development bonds. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources", contained in the Company's 1999 Annual Report to Stockholders.

(5)	The Walnut, California facility is leased under a
lease which expires on July 31, 2001. The Company has one renewal option under the lease to extend the lease term until July 31, 2006.

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

The Selma facility contains the Company's automated pecan shelling and bulk packaging operation. The facility's pecan shelling production lines currently have the capacity to shell in excess of 60 million inshell pounds of pecans annually. For fiscal 1999, the Company processed approximately 37 million inshell pounds of pecans at the Selma, Texas facility. The Selma facility currently contains an almond processing line with the capacity to process over 10 million pounds of almonds annually. For fiscal 1999, the Selma facility processed approximately 3 million pounds of almonds.

The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to the Company's customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 1999, the Bainbridge facility shelled approximately 76 million inshell pounds of peanuts.

The Garysburg facility has the capacity to process approximately 40 million inshell pounds of farmer stock peanuts annually. For fiscal 1999, the Garysburg facility processed approximately 26 million pounds of inshell peanuts.

The Gustine facility, which was purchased in 1993, is used for walnut shelling, processing and marketing operations.
This facility was expanded during 1994 to increase the capacity to shell from approximately 12 million inshell pounds of walnuts annually to approximately 35 million inshell pounds of walnuts annually. For fiscal 1999, the Gustine facility shelled approximately 23 million inshell pounds of walnuts.

The Arlington Heights facility is used for the production and packaging the majority of its Fisher Nut products, the "stand-up pouch" packaging for its Flavor Tree brand products and for the production and packaging of the Company's sunflower meats.

Item 3 -- Legal Proceedings
---------------------------
The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. Currently, it is management's opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.

A judgment was entered against the Company on November 19, 1998 in a lawsuit (the "Crane Litigation") filed by Bert S. Crane, Nancy M. Crane, Bert A. Crane, Mary Crane Couchman and Karen Crane (collectively, the "Crane Plaintiffs").
The judgment entitled the Crane Plaintiffs to recover from the Company $540,000, plus statutory late payment penalties, attorneys' fees and cost. On February 8, 1999, the Crane Plaintiffs filed certain post-judgement motions requesting, among other things, that the court (i) amend the total judgment (exclusive of fees and costs) to reflect that the total amount owed, inclusive of the late payment penalties, was $726,179 as of November 19, 1998, and (ii) set the total fees and expenses owed by the Company pursuant to the judgement at $260,284. On March 24, 1999 the court granted the motions filed by the Crane Plaintiffs. The lawsuit was subsequently agreed to be settled. See "Fiscal 1999 Compared to Fiscal 1998 -- Selling and Administrative Expenses" under "Management's Discussion and Analysis of Financial
Condition and Results of Operations" contained in the Company's 1999 Annual Report to stockholders.

Item 4 -- Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
No matter was submitted during the fourth quarter of fiscal 1999 to a vote of security holders, through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
Pursuant to General Instruction G(3) of Form 10-K and
Instruction 3 to Item 401(b) of Regulation S-K, the following information is included as an unnumbered item in
Part I of this Report in lieu of being included in the Proxy
Statement for the Company's annual meeting of stockholders to be held on October 27, 1999:

JASPER B. SANFILIPPO, Chairman of the Board and Chief Executive Officer, age 68 -- Mr. Sanfilippo has been employed by the Company since 1953. Mr. Sanfilippo served as the Company's President from 1982 to December 1995 and was the Company's Treasurer from 1959 to October 1991. He became the Company's Chairman of the Board and Chief Executive Officer in October 1991 and has been a member of the Company's Board of Directors since 1959. Mr. Sanfilippo is also a member of the Company's Compensation Committee and was a member of the Stock Option Committee until February 27, 1997 (when that Committee was disbanded). Mr. Sanfilippo was a member of the Board of Directors and a Vice President of Sunshine from June 1992 until June 25, 1999 when Sunshine was merged into the Company.

MATHIAS A. VALENTINE, President, age 66 -- Mr. Valentine has been employed by the Company since 1960 and was named its President in December 1995. He served as the Company's Secretary from 1969 to December 1995, as its Executive Vice President from 1987 to October 1991 and as its Senior Executive Vice President and Treasurer from October 1991 to December 1995. He has been a member of the Company's Board of Directors since 1969. Mr. Valentine is also a member of the Company's Compensation Committee and was a member of the Stock Option Committee until February 27, 1997 (when that Committee was disbanded). Mr. Valentine was a member of the Board of Directors and a Vice President of Sunshine from June 1992 until June 25, 1999 when Sunshine was merged into the Company.

GARY P. JENSEN, Executive Vice President Finance and Chief Financial Officer, age 54 -- Mr. Jensen became the Company's Executive Vice President Finance and Chief Financial Officer in December 1995, having previously served as the Company's Vice President Finance and Chief Financial Officer from February 1995. Prior to joining the Company, he served from August 1992 to October 1994 as Vice President Finance of Armour Swift-Eckrich, a meat processing and packaging company. In addition, Mr. Jensen was employed by Vlasic Foods, Inc., a condiments processing company, from 1975 to August 1992 and served as its Vice President Finance and Chief Financial Officer from 1988 to August 1992.

STEVEN G. TAYLOR, Executive Vice President, age 49 -- In December 1995, Mr. Taylor became a Vice President of the Company and was named an Executive Vice President of the Company in October 1996. Prior to his employment with the Company, Mr. Taylor was Vice President of Sunshine from 1982 until June 25, 1999 when Sunshine was merged into the Company. Mr. Taylor and the Company are parties to an Employment Agreement pursuant to which Mr. Taylor is to be employed by the Company until June 2000. See "Executive Compensation -- Employment Contract", contained in the Company's Proxy Statement for the 1999 Annual Meeting.

MICHAEL J. VALENTINE, Senior Vice President and Secretary, age 40 -- Mr. Valentine has been employed by the Company since 1987 and in August 1999 was named Senior Vice President and Secretary. Mr. Valentine was elected as a director of the Company in April 1997. Mr. Valentine served as the Company's Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for the Company from June 1987 and 1990, respectively, to December 1995. Mr. Valentine is responsible for the Company's peanut operations, including sales and procurement.

JEFFREY T. SANFILIPPO, Senior Vice President Sales and Marketing, age 36 -- Mr. Sanfilippo has been employed by the Company since 1991 and was named its Senior Vice President Sales and Marketing in August 1999. Mr. Sanfilippo was named as a director of the Company in August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995.
He served as Vice President Sales and Marketing from October
1995 to August 1999.

JASPER B. SANFILIPPO, JR., Senior Vice President and Assistant Secretary, age 31 -- Mr. Sanfilippo has been employed by the Company since 1991 and in August 1999 was named Senior Vice President and Assistant Secretary. He has served as an Assistant Secretary of the Company since 1993. Mr. Sanfilippo served as a Vice President from December
1995 to August 1999. He served as General Manager of the Walnut Processing Division from 1993 to December 1995. Mr. Sanfilippo is responsible for the Company's walnut operations, including plant operations and procurement.

WILLIAM R. POKRAJAC, Controller, age 45 -- Mr. Pokrajac has been with the Company since 1985 and has served as the Company's Controller since 1987. Mr. Pokrajac is responsible for the Company's accounting, financial reporting and inventory control functions.


CERTAIN RELATIONSHIPS AMONG DIRECTORS AND EXECUTIVE OFFICERS
------------------------------------------------------------
Jasper B. Sanfilippo, Chairman of the Board and Chief Executive Officer and a director of the Company, is (i) the father of Jasper B. Sanfilippo, Jr., an executive officer of the Company and Jeffrey T. Sanfilippo, an executive officer and a director of the Company, as indicated above, (ii) the brother-in-law of Mathias A. Valentine, President and a director of the Company, and (iii) the uncle of Michael J. Valentine who is an executive officer and a director of the Company, as indicated above. Mathias A. Valentine, President and a director of the Company, is (i) the brother-in-law of Jasper B. Sanfilippo, (ii) the uncle of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, and (iii) the father of Michael J. Valentine. Michael J. Valentine, Senior Vice President and Secretary and a director of the Company, is (i) the son of Mathias A. Valentine, (ii) the nephew of Jasper B. Sanfilippo, and (iii) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo.
Jeffrey T. Sanfilippo, Senior Vice President Sales and Marketing and a director of the Company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jasper B. Sanfilippo Jr., (iii) the nephew of Mathias A Valentine, and
(iv) the cousin of Michael J. Valentine.

                         PART II
                         -------
Item 5 -- Market for Registrant's Common Equity and Related
          Stockholder Matters
-----------------------------------------------------------
The section entitled "Markets for the Company's Securities and Related Matters" on page 32 of the Company's 1999
Annual Report to Stockholders is incorporated herein by reference.

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

Item 6 -- Selected Financial Data
---------------------------------
The Selected Historical Consolidated Financial Data for the years ended June 24, 1999, June 25, 1998, the twenty-six weeks ended June 25, 1997, and the years ended December 31, 1996, 1995 and 1994 contained on page 9 of the Company's
1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations
-------------------------------------------------------
Management's Discussion and Analysis of Financial
Condition and Results of Operations contained in pages 10 through 16, inclusive, of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.


Item 8 -- Financial Statements and Supplementary Data
-----------------------------------------------------
a. Quarterly Consolidated Financial Data
----------------------------------------
The following table presents unaudited quarterly consolidated financial data for the Company for fiscal 1999 and fiscal 1998. Such data are unaudited, but in the opinion of the Company reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the 1999 Annual Report to Stockholders. Such quarterly consolidated data are not necessarily indicative of future results of operations.

                              June 24, Mar. 25,  Dec. 24,  Sep. 24,  June 25,  Mar. 26,  Dec. 25,  Sep. 25,
                                1999      1999      1998      1998      1998      1998      1997     1997
                              -------- --------  --------  --------  --------  --------  --------  --------
Statement of Operations Data:
Net sales                     $74,316  $ 57,762  $113,332  $ 73,829  $ 69,306  $ 58,145  $112,683  $77,256
Gross profit                   12,014     9,277    18,199    11,416    12,731    10,866    20,503   12,804
Income (loss) from
 operations                     2,902       972     5,404     2,650     3,279     2,153     8,110    3,420
Net income (loss)                 467      (845)    1,887       287       500      (106)    3,713    1,015
Basic earnings (loss)
 per common share(1)             0.05     (0.09)     0.21      0.03      0.05     (0.01)     0.41     0.11
Diluted earnings (loss)
 per common share(1)             0.05     (0.09)     0.21      0.03      0.05     (0.01)     0.40     0.11

Balance Sheet Data
 (at end of period):
Working capital               $53,515  $ 52,662  $ 54,407  $ 51,702  $ 52,850  $ 53,147  $ 53,483  $49,161
Long-term debt                 57,508    58,485    59,717    60,523    63,182    65,450    66,735   67,719
Total debt                     99,591   123,474   114,057   109,152   115,145   116,958    98,653   86,785


(1) Earnings (loss) per common share (basic and diluted) calculations for each of the quarters is based on the weighted average number of shares of Common Stock and Class A Stock outstanding for each period.

b. Consolidated Financial Statements and Supplementary Data
-----------------------------------------------------------
The following information contained on the respective pages indicated below in the Company's 1999 Annual Report to Stockholders is incorporated herein by reference:

  Report of Independent Accountants                        Page 17

  Consolidated Balance Sheets at June 24, 1999 and
    June 25, 1998                                     Pages 18 and 19

  Consolidated Statements of Operations for the
    Year Ended June 24, 1999, the Year Ended June 25,
    1998, the Twenty-six Weeks Ended June 26, 1997
    and June 27, 1996 (unaudited) and the Year
    Ended December 31, 1996                                Page 20

  Consolidated Statements of Stockholders' Equity for
    the Year Ended June 24, 1999, the Year Ended June
    25, 1998, the Twenty-six Weeks Ended June 26, 1997
    and the Year Ended December 31, 1996                   Page 20

  Consolidated Statements of Cash Flows for the Year
    Ended June 24, 1999, the Year Ended June 25, 1998,
    the Twenty-six Weeks Ended June 26, 1997 and June
    27, 1996 (unaudited) and the Years Ended December
    31, 1996                                               Page 21

  Notes to Consolidated Financial Statements          Pages 22 through 31


Item 9 -- Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
----------------------------------------------------------
There were no disagreements on any matters of accounting principles or financial statement disclosure with the Company's independent accountants during the year ended
June 24, 1999, June 25, 1998, the twenty-six weeks ended
June 26, 1997 and the year ended December 31, 1996.


                       PART III

Item 10 -- Directors and Executive Officers of the Registrant
-------------------------------------------------------------
The Sections entitled "Nominees for Election by The Holders of Common Stock", "Nominees for Election by The Holders of Class A Stock" and "Other Matters" of the Company's Proxy Statement for the 1999 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Information relating to the executive officers of the Company is included immediately after Part I of this Report.

Item 11 -- Executive Compensation
---------------------------------
The Sections entitled "Executive Compensation",
"Committees and Meetings of the Board of Directors" and "Compensation Committee Interlocks and Insider
Participation" of the Company's Proxy Statement for the 1999
Annual Meeting are incorporated herein by reference.

Item 12 -- Security Ownership of Certain Beneficial Owners
           and Management
----------------------------------------------------------
The Section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the 1999 Annual Meeting is incorporated herein by reference.

Item 13 -- Certain Relationships and Related Transactions
---------------------------------------------------------
The Sections entitled "Executive Compensation",
"Compensation Committee Interlocks and Insider
Participation" and "Certain Relationships and Related
Transactions" of the Company's Proxy Statement for the 1999
Annual Meeting are incorporated herein by reference.


                     PART IV

Item 14 -- Exhibits, Financial Statement Schedules and
           Reports on Form 8-K
------------------------------------------------------
	(a)(1)   Financial Statements

The following information contained on the respective pages indicated below in the Company's 1999 Annual Report to Stockholders is incorporated herein by reference and is filed as Exhibit 13 to this Report:

    Report of Independent Accountants                       Page 17

    Consolidated Balance Sheets as of June 24,
     1999 and June 25, 1998                            Pages 18 and 19

    Consolidated Statements of Operations for the
     Year Ended June 24, 1999, the Year Ended
     June 25, 1998, the Twenty-six Weeks Ended June
     26, 1997 and June 27, 1996 (unaudited) and
     the Year Ended December 31, 1996                       Page 20

    Consolidated Statements of Stockholders' Equity
     for the Year Ended June 24, 1999, the Year
     Ended June 25, 1998, the Twenty-six Weeks Ended
     June 26, 1997 and the Year Ended December 31, 1996     Page 20

    Consolidated Statements of Cash Flows for The Year
     Ended June 24, 1999, the Year Ended June 25, 1998,
     the Twenty-six Weeks Ended June 26, 1997 and June
     27, 1996 (unaudited) and the Year Ended December
     31, 1996                                               Page 21

    Notes to Consolidated Financial Statements      Pages 22 through 31


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

	(b)  Reports on Form 8-K

      On June 15, 1999, the Company filed a Current Report on Form 8-K, dated June 15, 1999. The Current Report dated June 15, 1999 reported, on Item 5 thereof that John C. Taylor, a director elected by the holders of the Registrant's Class A common stock submitted his resignation from the Registrant's Board of Directors, effective June 15, 1999. Mr. Taylor's resignation was for personal reasons.


	(c)	Exhibits

		See Item 14(a)(3) above.

	(d)	Financial Statement Schedules

		See Item 14(a)(2) above.




                       SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 17, 1999            JOHN B. SANFILIPPO & SON, INC.

                                     By: /s/ Jasper B. Sanfilippo
                                        -------------------------
                                        Jasper B. Sanfilippo
					Chairman of the Board
					and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name                      Title                             Date
------------------------  --------------------------------  ------------------
/s/ JASPER B. SANFILIPPO  Chairman of the Board and Chief   September 17, 1999
------------------------  Executive Officer and Director
Jasper B. Sanfilippo      (Principal Executive Officer)

/s/ GARY P. JENSEN        Executive Vice President Finance  September 17, 1999
------------------------  and Chief Financial Officer
Gary P. Jensen            (Principal Financial Officer)

/s/ WILLIAM R. POKRAJAC   Controller                        September 17, 1999
------------------------  (Principal Accounting Officer)
William R. Pokrajac

/s/ MATHIAS A. VALENTINE  Director                          September 17, 1999
------------------------
Mathias A. Valentine

/s/ WILLIAM D. FISCHER
------------------------  Director                          September 17, 1999
William D. Fischer

/s/ JOHN W.A. BUYERS      Director                          September 17, 1999
------------------------
John W.A. Buyers

/s/ MICHAEL J. VALENTINE  Director                          September 17, 1999
------------------------
Michael J. Valentine

/s/ J. WILLIAM PETTY      Director                          September 17, 1999
------------------------
J. William Petty

/s/ JEFFREY T. SANFILIPPO Director                          September 17, 1999
-------------------------
Jeffrey T. Sanfilippo



Report of Independent Accountants on Financial Statement Schedule
-----------------------------------------------------------------


To the Board of Directors
of John B. Sanfilippo & Son, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 20, 1999 appearing on page 17 of the 1999 Annual Report to Stockholders of John B. Sanfilippo & Son, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form
10-K) also included an audit of the Financial Statement
Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
August 20, 1999



                 JOHN B. SANFILIPPO & SON, INC.
                         SCHEDULE II
          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the year ended June 24, 1999, the year ended June
25, 1998, the twenty-six weeks ended June 26, 1997 and the year ended December 31, 1996
(Dollars in thousands)

                         Balance at
                         Beginning                           Balance at
Description              of Period   Additions  Deductions  End of Period
----------------------   ----------  ---------  ----------  -------------
June 24, 1999
-------------
Allowance for doubtful      $846        $  9       $(195)        $660
 accounts

June 25, 1998
-------------
Allowance for doubtful      $669        $338       $(161)        $846
 accounts

Twenty-six weeks ended
 June 26, 1997
----------------------
Allowance for doubtful      $676        $ 27       $ (34)        $669
 accounts

December 31,1996
----------------
Allowance for doubtful      $434        $443       $(201)        $676
 accounts



                    JOHN B. SANFILIPPO & SON, INC.
                             EXHIBIT INDEX
               (Pursuant to Item 601 of Regulation S-K)


Exhibit
Number     Description
-------    --------------------------------------------------------
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

  10.41 Revolving Credit Note in the principal amount of $35.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of USB, dated as of March 31, 1998(21)

  10.42 Revolving Credit Note in the principal amount of $15.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of KNA, dated as of March 31, 1998(21)

  10.43 Revolving Credit Note in the principal amount of $20.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of LSB, dated as of March 31, 1998(21)

 *10.44    The Registrant's 1998 Equity Incentive Plan(23)

  11-12    None

  13       1999 Annual Report to Stockholders

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

(20)   Incorporated by reference to the Registrant's Current
Report on Form 8-K dated May 21, 1997 (Commission file No. 0-19681).

(21)  Incorporated by reference to the Registrant's
Quarterly Report on Form 10-Q for the third quarter ended March 26, 1998 (Commission file No. 0-
19681).

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