Form 10-Q
period 1999-09-23
SANFILIPPO JOHN B & SON INC
filed 1999-11-04
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                    ----------------------------------

                               FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

             For the quarterly period ended September 23, 1999

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

   As of November 4, 1999, 5,461,139 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares and 3,687,426 shares of the Registrant's Class A Common Stock, $.01 par value per share, were outstanding.





                    JOHN B. SANFILIPPO & SON, INC.
                    ------------------------------
                         INDEX TO FORM 10-Q
                         ------------------

PART I.  FINANCIAL INFORMATION                                     PAGE NO.
------------------------------                                     --------

Item 1 -- Consolidated Financial Statements:

Consolidated Statements of Operations for the quarters
 ended September 23, 1999 and September 24, 1998                        3

Consolidated Balance Sheets as of September 23, 1999
 and June 24, 1999                                                      4

Consolidated Statements of Cash Flows for the
 quarters ended September 23, 1999 and September 24, 1998               5

Notes to Consolidated Financial Statements                              6

Item 2 -- Management's Discussion and Analysis of
Financial Condition and Results of Operations                           8

Item 3 -- Quantitative and Qualitative Disclosures About
Market Risk                                                            13

PART II.  OTHER INFORMATION
---------------------------

Item 2 -- Changes in Securities                                        14

Item 5 -- Other Information                                            14

Item 6 -- Exhibits and Reports on Form 8-K                             14

SIGNATURE                                                              15
---------

EXHIBIT INDEX                                                          16
-------------

OMITTED FINANCIAL STATEMENTS
----------------------------
None


PART I.  FINANCIAL INFORMATION
------------------------------
Item 1 -- Financial Statements

                      JOHN B. SANFILIPPO & SON, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
             (Dollars in thousands, except earnings per share)



                                                 For the Quarter Ended
                                              -----------------------------
                                              September 23,   September 24,
                                                    1999            1998
                                              -------------   -------------
Net sales                                         $79,524         $73,829
Cost of sales                                      66,975          62,413
                                              -------------   -------------
Gross profit                                       12,549          11,416
                                              -------------   -------------
Selling expenses                                    8,048           6,574
Administrative expenses                             1,723           2,192
                                              -------------   -------------
                                                    9,771           8,766
                                              -------------   -------------
Income from operations                              2,778           2,650
                                              -------------   -------------
Other income (expense):
  Interest expense                                 (1,886)         (2,275)
  Interest income                                       6               7
  Gain on disposition of properties                    27              11
  Rental income                                       143             129
                                              -------------   -------------
                                                   (1,710)         (2,128)
                                              -------------   -------------
Income before income taxes                          1,068             522
Income tax (expense)                                 (427)           (235)
                                              -------------   -------------
Net income                                        $   641         $   287
                                              =============   =============
Basic and diluted earnings per common share       $  0.07         $  0.03
                                              =============   =============


The accompanying notes are an integral part of these financial statements.


                         JOHN B. SANFILIPPO & SON, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                            (Dollars in thousands)

                                             September 23,     June 24,
                                                  1999           1999
ASSETS                                       -------------    ----------
------
CURRENT ASSETS:
  Cash                                          $  1,875       $  1,393
  Accounts receivable, net                        25,388         24,105
  Inventories                                     75,930         89,033
  Deferred income taxes                              519            519
  Income taxes receivable                             --             94
  Prepaid expenses and other current assets        3,433          3,355
                                             -------------    ----------
TOTAL CURRENT ASSETS                             107,145        118,499
                                             -------------    ----------
PROPERTIES:
  Buildings                                       55,461         55,452
  Machinery and equipment                         74,903         73,794
  Furniture and leasehold improvements             5,075          5,049
  Vehicles                                         4,172          4,137
                                             -------------    ----------
                                                 139,611        138,432
  Less: Accumulated depreciation                  69,222         67,550
                                             -------------    ----------
                                                  70,389         70,882
  Land                                             1,892          1,892
                                             -------------    ----------
                                                  72,281         72,774
                                             -------------    ----------
OTHER ASSETS:
  Goodwill and other intangibles                   6,738          6,941
  Miscellaneous                                    6,373          7,010
                                             -------------    ----------
                                                  13,111         13,951
                                             -------------    ----------
                                                $192,537       $205,224
                                             =============    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable                                 $ 24,227       $ 36,411
  Current maturities of long-term debt             5,659          5,672
  Accounts payable                                12,185          9,839
  Drafts payable                                   6,297          5,540
  Accrued expenses                                 5,679          7,522
  Income taxes payable                               287             --
                                             -------------    ----------
TOTAL CURRENT LIABILITIES                         54,334         64,984
                                             -------------    ----------
LONG-TERM DEBT                                    54,830         57,508
                                             -------------    ----------
LONG-TERM DEFERRED INCOME TAXES                    2,738          2,738
                                             -------------    ----------
STOCKHOLDERS' EQUITY
  Preferred Stock                                     --             --
  Class A Common Stock                                37             37
  Common Stock                                        56             56
  Capital in excess of par value                  57,196         57,196
  Retained earnings                               24,550         23,909
  Treasury stock                                  (1,204)        (1,204)
                                             -------------    ----------
                                                  80,635         79,994
                                             -------------    ----------
                                                $192,537       $205,224
                                             =============    ==========

The accompanying notes are an integral part of these financial statements.


                         JOHN B. SANFILIPPO & SON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                     For the Quarter Ended
                                                 September 23,  September 24,
                                                      1999           1998
                                                 -------------  -------------
Cash flows from operating activities:
  Net income                                        $    641        $   287
  Adjustments:
    Depreciation and amortization                      1,965          1,958
    Gain on disposition of properties                    (27)           (11)
    Change in current assets and current
     liabilities:
      Accounts receivable, net                        (1,283)        (1,224)
      Inventories                                     13,103          1,253
      Prepaid expenses and other current assets          (78)          (217)
      Accounts payable                                 2,346          5,184
      Drafts payable                                     757          1,129
      Accrued expenses                                (1,843)        (1,681)
      Income taxes payable/receivable                    381            199
                                                 -------------  -------------
  Net cash provided by operating activities           15,962          6,877
                                                 -------------  -------------
Cash flows from investing activities:
  Acquisition of properties                           (1,217)        (1,431)
  Proceeds from disposition of properties                 27             21
  Other                                                  585            687
                                                 -------------  -------------
  Net cash used in investing activities                 (605)          (723)
                                                 -------------  -------------
Cash flows from financing activities:
  Net repayments on notes payable                    (12,184)        (4,765)
  Principal payments on long-term debt                (2,691)        (1,228)
                                                 -------------  -------------
  Net cash used in financing activities              (14,875)        (5,993)
                                                 -------------  -------------
Net increase in cash                                     482            161
Cash:
   Beginning of period                                 1,393            549
                                                 -------------  -------------
   End of period                                    $  1,875        $   710
                                                 =============  =============
Supplemental disclosures:
   Interest paid                                    $  2,374        $ 2,751
   Income taxes paid                                      46             38



The accompanying notes are an integral part of these financial statements.


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                         (Dollars in thousands)


Note 1 - Basis of Presentation
------------------------------
On June 25, 1999, John B. Sanfilippo & Son, Inc. (the "Company") dissolved two of its three wholly owned subsidiaries, Sunshine Nut Co., Inc. ("Sunshine") and Quantz Acquisition Co., Inc. and merged such subsidiaries into and with the Company.

The Company's fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). The fiscal year ending June 29, 2000 will consist of fifty-three weeks, with the fourth quarter consisting of fourteen, rather than thirteen weeks.

Note 2 - Inventories
--------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:


                                      September 23,      June 24,
                                            1999           1999
                                      -------------      --------
 Raw material and supplies                $27,798         $33,998
 Work-in-process and finished goods        48,132          55,035
                                      -------------      --------
                                          $75,930         $89,033
                                      =============      ========


Note 3 - Earnings Per Common Share
----------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:

                           For the Quarter Ended September 23, 1999   For the Quarter Ended September 24, 1998
                           ----------------------------------------   ----------------------------------------
                                 Income      Shares     Per-Share         Income        Shares    Per-Share
                              (Numerator) (Denominator)   Amount        (Numerator) (Denominator)   Amount
                              ----------- ------------- ---------       ----------- ------------- ---------
Net Income                         $641                                      $287
Basic Earnings Per Share
 Income available to common
  Stockholders                      641      9,148,565     $0.07              287      9,148,565     $0.03
Effect of Dilutive Securities                           =========                                 =========
  Stock options                                     --                         --
Diluted Earnings Per Share
  Income available to common
    Stockholders                   $641      9,148,565     $0.07             $287      9,148,565     $0.03
                              =========== ============= =========       =========== ============= =========

The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:

                                                         Weighted-Average
                                  Number of Options       Exercise Price
                                  -----------------      ----------------
Quarter Ended September 23, 1999        360,900               $ 9.40
Quarter Ended September 24, 1998        366,630               $10.27


Note 4 - Management's Statement
-------------------------------
The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The data presented on the balance sheet for the fiscal year ended June 24, 1999 were derived from audited financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders for the year ended June 24, 1999.




Item 2
------
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 ---------------------------------------------

General
--------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At September 23, 1999, the Company's inventories totaled approximately $75.9 million compared to approximately $89.0 million at June 24, 1999, and approximately $98.3 million at September 24, 1998. The decrease in inventories at September 23, 1999 when compared to September 24, 1998 is primarily due to decreased levels of walnuts, pecans, almonds and cashews on hand due primarily to: (i) lower purchases throughout fiscal 1999 compared to fiscal 1998; (ii) higher sales in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999; and (iii) lower purchases in the first quarter of fiscal 2000 due to the timing of crop availability. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

The Company's fiscal year ends on the last Thursday of June each year, and references herein to "fiscal" years are to the fiscal years ended in the indicated calendar year (for example, "fiscal 2000" refers to the Company's fiscal year ending June 29, 2000). The Company's fiscal year typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2000 will consist of fifty-three weeks, with the fourth quarter of fiscal 2000 consisting of fourteen, rather than thirteen, weeks.

RESULTS OF OPERATIONS
---------------------
Net Sales. Net sales increased from approximately $73.8 million for the first quarter of fiscal 1999 to approximately $79.5 million for the first quarter of fiscal 2000, an increase of approximately $5.7 million, or 7.7%. The increase was due primarily to higher unit volume sales to the Company's retail, food service and export customers. The increase in retail sales was due primarily to higher unit volume sales of the Company's Fisher brand.

Gross Profit. Gross profit for the first quarter of fiscal 2000 increased approximately 9.9% to approximately $12.5 million from approximately $11.4 million for the first quarter of fiscal 1999. Gross profit margin increased from approximately 15.5% for the first quarter of fiscal 1999 to approximately 15.8% for the first quarter of fiscal 2000. The increase in gross profit margin for the first quarter of fiscal 2000 was due primarily to an increase in the unit volume of Fisher brand sales as a percentage of the Company's total net sales. Also, favorably impacting the gross profit margin was a decrease in industrial sales as a percentage of total net sales during the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Industrial sales generally carry lower margins than sales to the Company's retail and food service customers.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales increased from approximately 11.9% for the first quarter of fiscal 1999 to approximately 12.3% for the first quarter of fiscal 2000. Selling expenses as a percentage of net sales increased from approximately 8.9% for the first quarter of fiscal 1999 to approximately 10.1% for the first quarter of fiscal 2000. This increase was due primarily to an expansion of promotional activity to support the Company's growth in its retail business. Administrative expenses as a percentage of net sales decreased from approximately 3.0% for the first quarter of fiscal 1999 to approximately 2.2% for the first quarter of fiscal 2000. The decrease in administrative expenses as a percentage of net sales for the quarterly period was due primarily to:
(i) the consolidation of the administrative functions of Sunshine with the Company's administrative functions during the fourth quarter of fiscal 1999; and (ii) spreading administrative expenses over a higher revenue base.

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $2.7 million, or 3.6% of net sales, for the first quarter of fiscal 1999, to approximately $2.8 million, or 3.5% of net sales, for the first quarter of fiscal 2000.

Interest Expense. Interest expense decreased from approximately $2.3 million for the first quarter of fiscal 1999 to approximately $1.9 million for the first quarter of fiscal 2000. The decrease in quarterly interest expense was due primarily to a lower average level of borrowings due to lower levels of inventories.

Income Taxes. The Company recorded income tax expense of approximately $0.4 million, or 40.0% of income before income taxes, for the first quarter of fiscal 2000.

Liquidity and Capital Resources
-------------------------------
During the first quarter of fiscal 2000, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately $16.0 million for the first quarter of fiscal 2000 compared to approximately $6.9 million for the first quarter of fiscal 1999. The increase in cash provided by operating activities was due primarily to purchases of certain nuts, especially walnuts, almonds and pecans occurring later in the calendar year in fiscal 2000 as compared to fiscal 1999. During the first quarter of fiscal 2000, the Company spent approximately $1.2 million in capital expenditures, compared to approximately $1.4 million for the first quarter of fiscal 1999, and repaid approximately $2.7 million of long-term debt, compared to approximately $1.2 million for the first quarter of fiscal 1999.

The Bank Credit Facility is comprised of (i) a working capital revolving loan which provides for working capital financing of up to approximately $62.3 million, in the aggregate, and matures on March 31, 2001, and (ii) a letter of credit of approximately $7.7 million to secure the industrial development bonds which matures on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 6.65% at September 23, 1999) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of September 23, 1999, the total principal amount outstanding under the Long-Term Financing Facility was approximately $19.5 million.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. As of September 23, 1999, the total principal amount outstanding under the Additional Long-Term Financing was approximately $23.6 million.

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

As of September 23, 1999, the Company was not in compliance with the fixed charge coverage covenant under the Additional Long-Term Financing. On October 26, 1999, the Company entered into a waiver and amendment under the Additional Long-Term Financing, which waived the Company's failure to comply with the fixed charge coverage covenant, and amended the covenant through the remainder of fiscal 2000. The Company also received waivers from its lenders under the Bank Credit Facility and Long-Term Financing Facility for any cross-default caused by the non-compliance under the Additional Long-Term Financing.

The Company may not comply with the fixed charge financial covenant under the Long-Term Financing Facility as of the end of the second quarter and remainder of fiscal 2000. While the Company has always obtained waivers from its lenders for past non-compliance with this covenant, and believes it will be able to obtain similar waivers, if necessary, in the future, there can be no assurance that such waivers will be obtained. In the event the Company does not comply with its fixed charge covenant in the future and if it is unable to secure the necessary waivers from its lenders, the lenders will have the right to accelerate the balances due under the facilities. However, discussions with the lender under the Additional Long-Term Financing has resulted in an amended fixed charge covenant for the remainder of fiscal 2000. During the second quarter of fiscal 2000, discussions will occur with the lender under the Long-Term Financing Facility, if necessary, pertaining to amending the fixed charge covenant for the remainder of fiscal 2000.

As of September 23, 1999, the Company had approximately $34.5 million of available credit under the Bank Credit Facility. Approximately $1.2 million was incurred on capital expenditures for the first quarter of fiscal 1999. No significant capital expenditures are anticipated for fiscal 2000. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility (assuming the Company maintains compliance with the restrictive covenants under the Bank Credit Facility currently in effect, or, in the event of any subsequent non-compliance, is able to obtain any necessary waivers) will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

Year 2000
---------
The Company has substantially completed its review of its internal systems, processes and facilities to determine if it has software or hardware applications that are unable to appropriately interpret or recognize the year 2000 (the "Year 2000"). In addition, the Company has conducted a survey of third parties with whom it has material business relationships (such as customers, suppliers and financial institutions) to determine if they have Year 2000 issues that will materially and adversely impact the Company.

The Company believes, based on representations from its software vendors, that its internal computer system (which was installed in 1991) and applications are Year 2000 compliant. Furthermore, a regularly scheduled upgrade of the internal computer system to the latest release was implemented during the first quarter of fiscal 1999. The internal computer system is responsible for inventory control applications, financial reporting and payroll. In addition, the Company has reviewed its manufacturing operations and has determined that no material portion of such operations is date sensitive. Certain of the Company's customers submit orders through Electronic Data Interchange ("EDI"), a third party computer system utilized by the Company. A regularly scheduled upgrade of the Company's EDI system was performed during the second quarter of fiscal 1999. The Company believes, based on representations from its software vendors, that its EDI system is Year 2000 compliant. The Company has also reviewed its desktop computer systems and facilities for Year 2000 issues, and believes that any Year 2000 issues related to such systems and facilities would not have a material adverse effect on the Company.

Also, the Company has made inquiries of third parties with whom it has material business relationships to determine whether they will be able to resolve in a timely manner any Year 2000 problems materially and adversely affecting the Company. In the course of these inquiries, which have focused primarily on the Company's major customers and suppliers, the Company has not been made aware of any material Year 2000 issues that would adversely affect the Company. In addition, the Company's major vendors are growers, and the Company believes they are not dependent upon computers in order to transact business.

Based upon the Company's review of its systems and the Company's survey of third parties with whom it has material business relationships, the Company has not identified any material costs to address, or material risks related to, Year 2000 issues. There can be no assurance, however, that Year 2000 issues will not have a material adverse effect on the Company if the Company and/or those with whom it conducts business are unsuccessful in identifying or implementing timely solutions to any Year 2000 issues. The Company intends to continue its review of its Year 2000 status and, as to the extent necessary, will develop Year 2000 contingency plans for critical business processes. In a worst case Year 2000 scenario, the Company presently believes it would revert back to manual applications to perform order entry, billing and other functions.

Factors That May Affect Future Results
--------------------------------------
(a)  Availability of Raw Materials and Market Price Fluctuations
----------------------------------------------------------------
The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans, other nuts, dried fruit and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather condition and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the United States Department of Agriculture ("USDA") or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. Shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts, dried fruit or chocolate may affect the value of the Company's inventory and the Company's profitability. The Company has a significant inventory of nuts, dried fruit and chocolate that would be adversely affected by any decrease in the market price of such raw materials. See "General" .

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

(c) Fixed Price Commitments
---------------------------
From time to time, the Company enters into fixed price commitments with its customers. However, such commitments typically represent approximately 10% of the Company's annual net sales and are normally entered into after the Company's cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed.
 The Company will continue to enter into fixed price commitments with respect to certain of its nut products prior to fixing its acquisition cost when, in management's judgment, market or crop harvest conditions so warrant. To the extent the Company does so, these fixed price commitments may result in losses. Historically, however, such losses have generally been offset by gains on other fixed price commitments. However, there can be no assurance that losses from fixed price commitments may not have a material adverse effect on the Company's results of operations.

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

(e)  Financial Covenants
------------------------
From time to time, the Company has not complied with certain financial covenants under its three primary financing facilities and it is possible that it may not comply with the fixed charge coverage covenant for one of its primary lenders for the second quarter and remainder of fiscal 2000. A default under one of the Company's three primary financing arrangements constitutes a cross-default under the other primary financing arrangements. Therefore, the Company must obtain a waiver from each of its three primary lenders for a single default'.

While the Company has always obtained waivers from its primary lenders for past non-compliance with its financial covenants, and believes it will be able to obtain similar waivers in the future, there can be no assurance that the Company's lenders will always provide such waivers. If the Company is unable to secure the necessary waivers from its primary lenders, the primary lenders will have the right to accelerate the balances due under the financing facilities. If such balances are accelerated, the Company may be required to borrow money at higher costs. See "Liquidity and Capital Resources".

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

Item 5 -- Other Information
---------------------------
The Company's 1999 Annual Meeting of Stockholders was held on October 27, 1999 for the purpose of (i) electing those directors entitled to be elected by the holders of the Company's Class A Common Stock, (ii) electing those directors entitled to be elected by the holders of the Company's Common Stock, (iii) ratifying the action of the Company's Board of Directors in appointing PricewaterhouseCoopers LLP as independent accountants for fiscal 2000, and (iv) transacting such other business properly brought before the meeting. The meeting proceeded and
(i) the holders of Class A Common Stock elected Jasper B. Sanfilippo, Mathias A. Valentine, Michael J. Valentine, Jeffrey T. Sanfilippo and Timothy R. Donovan to serve on the Company's Board of Directors by a unanimous vote of 3,687,426 votes cast for, representing 100% of the then outstanding shares of Class A Common Stock, (ii) the holders of Common Stock elected John W. A. Buyers by a vote of 4,988,212 votes cast for and 35,991 votes withheld, (iii) the holders of Common Stock elected Governor James R. Edgar by a vote of 4,987,162 votes cast for and 37,041 votes withheld, and (iv) the holders of Class A Common Stock and Common Stock ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal 2000 by a total of 41,878,365 votes cast for ratification, 18,280 votes against ratification and 1,218 abstentions.

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
(a) The exhibits filed herewith are listed in the exhibit index which follows the signature page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K: There were no Current Reports on Form 8-K filed during the quarter ended September 23, 1999.


                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


										JOHN B. SANFILIPPO & SON, INC.


Date: November  4, 1999                By:   /s/ Gary P. Jensen
                                             ------------------
                                             Gary P. Jensen
                                             Executive Vice President Finance
                                             and Chief Financial Officer


                              EXHIBIT INDEX
                              -------------

Exhibit
Number       Description
-------   -----------------------------------------------------------------
  2       None

  3.1     Restated Certificate of Incorporation of Registrant(2)

  3.2     Certificate of Correction to Restated Certificate(2)

  3.3     Bylaws of Registrant(1)

  4.1     Specimen Common Stock Certificate(3)

  4.2     Specimen Class A Common Stock Certificate(3)

  4.3 Second Amended and Restated Note Agreement by and between the Registrant and The Prudential Insurance Company of America ("Prudential") dated January 24, 1997 (the "Long-Term Financing Facility")(18)

  4.4 7.87% Series A Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

  4.5 8.22% Series B Senior Note dated September 29, 1992 in the original principal amount of $6.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

  4.6 8.22% Series C Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

  4.7 8.33% Series D Senior Note dated January 15, 1993 in the original principal amount of $3.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(6)

  4.8 6.49% Series E Senior Note dated September 15, 1993 in the original principal amount of $8.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(9)

  4.9 8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $8.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(10)

  4.10 8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $2.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(10)

  4.11 Amended and Restated Guaranty Agreement dated as of October 19, 1993 by Sunshine in favor of Prudential(8)

  4.12    Amendment to the Second Amended and Restated Note Agreement dated
          May 21, 1997 by and among Prudential, Sunshine and the Registrant(19)

  4.13 Amendment to the Second Amended and Restated Note Agreement dated March 31, 1998 by and among Prudential, the Registrant, Sunshine, and Quantz Acquisition Co., Inc. ("Quantz") (20)

  4.14 Guaranty Agreement dated as of March 31, 1998 by JBS International, Inc. ("JBSI") in favor of Prudential(20)

  4.15 Amendment and Waiver to the Second Amended and Restated Note Agreement dated February 5, 1999 by and among Prudential, the Registrant, Sunshine, JBSI and Quantz(23)

  4.16 Note Purchase Agreement dated as of August 30, 1995 between the Registrant and Teachers Insurance and Annuity Association of America ("Teachers")(15)

  4.17 8.30% Senior Note due 2005 in the original principal amount of $10.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(15)

  4.18 9.38% Senior Subordinated Note due 2005 in the original principal amount of $15.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(15)

  4.19 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Notes)(15)

  4.20 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Subordinated Notes)(15)

  4.21 Amendment, Consent and Waiver, dated as of March 27, 1996, by and among Teachers, Sunshine and the Registrant(17)

  4.22 Amendment No. 2 to Note Purchase Agreement dated as of January 24, 1997 by and among Teachers, Sunshine and the Registrant(18)

  4.23 Amendment to Note Purchase Agreement dated May 19, 1997 by and among Teachers, Sunshine and the Registrant(20)

  4.24 Amendment No. 3 to Note Purchase Agreement dated as of March 31, 1998 by and among Teachers, Sunshine, Quantz and the Registrant(20)

  4.25 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Notes)(20)

  4.26 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Subordinated Notes)(20)

  4.27 Amendment and Waiver to Note Purchase Agreement dated February 5, 1999 by and among Teachers, Sunshine, Quantz, JBSI and the Registrant(23)

  4.28 Amendment and Waiver to Note Purchase Agreement dated October 26, 1999 between Teachers and the Registrant

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

 10.9 Mortgage, Assignment of Rents and Security Agreement made on September 29, 1992 by LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk Grove Village, Illinois(5)

 10.10 Industrial Building Lease dated June 1, 1985 between the Registrant and LNB, as Trustee under Trust Agreement dated February 7, 1979 and known as Trust No. 100628(1)

 10.11 First Amendment to Industrial Building Lease dated September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(5)

 10.12 Second Amendment to Industrial Building Lease dated March 3, 1995, by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

 10.13 Third Amendment to Industrial Building Lease dated August 15, 1998, by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(21)

 10.14 Ground Lease dated January 1, 1995, between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

 10.15 Party Wall Agreement, dated March 3, 1995, between the Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 and the Arthur/Busse Limited Partnership(12)

 10.16 Secured Promissory Note in the amount of $6,223,321.81 dated September 29, 1992 executed by Arthur/Busse Limited Partnership in favor of the Registrant(5)

 10.17 Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

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

 10.26 Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(16)

 10.27 First Mortgage and Security Agreement (the "ILIC" Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois (16)

 10.28 Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

 10.29 Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

 10.30 Employment Agreement by and between Sunshine and Steven G. Taylor dated June 17, 1992(18)

 10.31 Credit Agreement dated as of March 31, 1998 among the Registrant, Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA"), and LNB(20)

 10.32 Revolving Credit Note in the principal amount of $35.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of USB, dated as of March 31, 1998(20)

 10.33 Revolving Credit Note in the principal amount of $15.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of KNA, dated as of March 31, 1998(20)

 10.34 Revolving Credit Note in the principal amount of $20.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of LSB, dated as of March 31, 1998(20)

 10.35    The Registrant's 1998 Equity Incentive Plan(22)

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

(19) Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 21, 1997 (Commission file No. 0-19681).

(20) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended March 26, 1998 (Commission file No. 0-19681).

(21) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 25, 1998 (Commission file No. 0-19681).

(22) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission file No. 0-19681).

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