Form 10-Q
period 1999-12-23
SANFILIPPO JOHN B & SON INC
filed 2000-02-03
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                     ----------------------------------

                                FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

             For the quarterly period ended December 23, 1999

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

               Yes       X                     No
                   -------------                  -------------

   As of February 3, 2000, 5,461,139 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares and 3,687,426 shares of the Registrant's Class A Common Stock, $.01 par value per share, were outstanding.





                      JOHN B. SANFILIPPO & SON, INC.

                           INDEX TO FORM 10-Q
                      ------------------------------
                                                              PAGE NO.
                                                              --------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1 -- Consolidated Financial Statements:

Consolidated Statements of Operations for the quarters
 and twenty-six weeks ended  December 23, 1999 and
 December 24, 1998                                                  3

Consolidated Balance Sheets as of December 23, 1999
 and June 24, 1999                                                  4

Consolidated Statements of Cash Flows for the twenty-six
 weeks ended December 23, 1999 and December 24, 1998                5

Notes to Consolidated Financial Statements                          6

Item 2 -- Management's Discussion and Analysis of
 Financial Condition and Results of Operations                      8

Item 3 -- Quantitative and Qualitative Disclosures About
 Market Risk                                                       12

PART II.  OTHER INFORMATION
---------------------------

Item 2 -- Changes in Securities                                    13

Item 4 -- Submission of Matters to a Vote of Security Holders      13

Item 6 -- Exhibits and Reports on Form 8-K                         13

SIGNATURE                                                          14
---------

EXHIBIT INDEX                                                      15
-------------

OMITTED FINANCIAL STATEMENTS
----------------------------
None




PART I.  FINANCIAL INFORMATION

Item 1 -- Financial Statements

                      JOHN B. SANFILIPPO & SON, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
              (Dollars in thousands, except earnings per share)

                               For the Quarter Ended      For the Twenty-six Weeks Ended
                             --------------------------   ------------------------------
                             December 23,  December 24,     December 23,  December 24,
                                  1999          1998             1999          1998
                             ------------  ------------     ------------  ------------
Net sales                       $124,030      $113,332         $203,554      $187,161
Cost of sales                    100,505        95,133          167,480       157,546
                             ------------  ------------     ------------  ------------
Gross profit                      23,525        18,199           36,074        29,615
                             ------------  ------------     ------------  ------------
Selling expenses                  11,604         9,729           19,652        16,303
Administrative expenses            2,667         3,066            4,390         5,258
                             ------------  ------------     ------------  ------------
                                  14,271        12,795           24,042        21,561
                             ------------  ------------     ------------  ------------
Income from operations             9,254         5,404           12,032         8,054
                             ------------  ------------     ------------  ------------
Other income (expense):
 Interest expense                 (1,823)       (2,338)          (3,709)       (4,613)
 Interest income                      19             6               25            13
 Gain (loss) on disposition
  of properties                       31            (1)              58            10
 Rental income                       144           117              287           246
                             ------------  ------------     ------------  ------------
                                  (1,629)       (2,216)          (3,339)       (4,344)
                             ------------  ------------     ------------  ------------
Income before income taxes         7,625         3,188            8,693         3,710
Income tax (expense)              (3,050)       (1,301)          (3,477)       (1,536)
                             ------------  ------------     ------------  ------------
Net income                      $  4,575      $  1,887         $  5,216      $  2,174
                             ============  ============     ============  ============
Basic and diluted earnings
 per common share               $   0.50      $   0.21         $   0.57      $   0.24
                             ============  ============     ============  ============

The accompanying notes are an integral part of these financial statements.


                         JOHN B. SANFILIPPO & SON, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                            (Dollars in thousands)

                                       December 23,       June 24,
                                            1999            1999
                                       ------------      ---------
ASSETS
CURRENT ASSETS:
 Cash                                     $  2,014       $  1,393
 Accounts receivable, net                   30,704         24,105
 Inventories                                94,134         89,033
 Deferred income taxes                         519            519
 Income taxes receivable                        --             94
 Prepaid expenses and other
  current assets                             3,087          3,355
                                       ------------      ---------
TOTAL CURRENT ASSETS                       130,458        118,499
                                       ------------      ---------
PROPERTIES:
 Buildings                                  55,460         55,452
 Machinery and equipment                    75,692         73,794
 Furniture and leasehold improvements        5,139          5,049
 Vehicles                                    4,154          4,137
                                       ------------      ---------
                                           140,445        138,432
 Less:  Accumulated depreciation            70,919         67,550
                                       ------------      ---------
                                            69,526         70,882
 Land                                        1,892          1,892
                                       ------------      ---------
                                            71,418         72,774
                                       ------------      ---------
OTHER ASSETS:
 Goodwill and other intangibles              6,535          6,941
 Miscellaneous                               5,837          7,010
                                       ------------      ---------
                                            12,372         13,951
                                       ------------      ---------
                                          $214,248       $205,224
                                       ============      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable                            $ 19,978       $ 36,411
 Current maturities of long-term debt        5,639          5,672
 Accounts payable                           25,297          9,839
 Drafts payable                              8,414          5,540
 Accrued expenses                           10,180          7,522
 Income taxes payable                        2,741             --
                                       ------------      ---------
TOTAL CURRENT LIABILITIES                   72,249         64,984
                                       ------------      ---------
LONG-TERM DEBT                              54,051         57,508
                                       ------------      ---------
LONG-TERM DEFERRED INCOME TAXES              2,738          2,738
                                       ------------      ---------
STOCKHOLDERS' EQUITY
 Preferred Stock                                --             --
 Class A Common Stock                           37             37
 Common Stock                                   56             56
 Capital in excess of par value             57,196         57,196
 Retained earnings                          29,125         23,909
 Treasury stock                             (1,204)        (1,204)
                                       ------------      ---------
                                            85,210         79,994
                                       ------------      ---------
                                          $214,248       $205,224
                                       ============      =========

The accompanying notes are an integral part of these financial statements.


                         JOHN B. SANFILIPPO & SON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in thousands)

                                            For the Twenty-six Weeks Ended
                                            ------------------------------
                                             December 23,    December 24,
                                                  1999            1998
                                             ------------    ------------
Cash flows from operating activities:
  Net income                                    $  5,216        $  2,174
  Adjustments:
    Depreciation and amortization                  4,001           3,943
    Gain on disposition of properties                (58)            (10)
    Change in current assets and
     current liabilities:
      Accounts receivable, net                    (6,599)         (7,109)
      Inventories                                 (5,101)        (21,191)
      Prepaid expenses and other
       current assets                                268             294
      Accounts payable                            15,458          19,796
      Drafts payable                               2,874           5,160
      Accrued expenses                             2,658              48
      Income taxes payable/receivable              2,835           1,474
                                             ------------    ------------
  Net cash provided by operating activities       21,552           4,579
                                             ------------    ------------
Cash flows from investing activities:
  Acquisition of properties                       (2,081)         (2,022)
  Proceeds from disposition of properties             61              21
  Other                                            1,012             915
                                             ------------    ------------
  Net cash used in investing activities           (1,008)         (1,086)
                                             ------------    ------------
Cash flows from financing activities:
  Net repayments on notes payable                (16,433)           (698)
  Principal payments on long-term debt            (3,490)         (2,030)
                                             ------------    ------------
  Net cash used in financing activities          (19,923)         (2,728)
                                             ------------    ------------
Net increase in cash                                 621             765
Cash:
  Beginning of period                              1,393             549
                                             ------------    ------------
  End of period                                 $  2,014        $  1,314
                                             ============    ============
Supplemental disclosures:
        Interest paid                           $  3,625        $  4,737
        Taxes paid                                   771              64


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

Note 2 - Inventories
--------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

                                    December 23,     June 24,
                                         1999          1999
                                    -----------      --------

 Raw material and supplies             $59,562        $33,998
 Work-in-process and finished goods     34,572         55,035
                                    -----------      --------
                                       $94,134        $89,033
                                    ===========      ========

Note 3 - Earnings Per Common Share
----------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:

                              For the Quarter Ended December 23, 1999   For the Quarter Ended December 24, 1998
                              ---------------------------------------   ---------------------------------------
                                   Income       Shares    Per-Share          Income       Shares    Per-Share
                                (Numerator) (Denominator)   Amount        (Numerator) (Denominator)   Amount
                              ------------- ------------- -----------   ------------- ------------- -----------
Net Income                         $4,575                                    $1,887
Basic Earnings Per Share
 Income available to common
  Stockholders                      4,575     9,148,565      $0.50            1,887     9,148,565      $0.21
                                                          ===========                               ===========
Effect of Dilutive Securities
  Stock options                                      --                                        --
Diluted Earnings Per Share
 Income available to common
  Stockholders                     $4,575     9,148,565      $0.50           $1,887     9,148,565      $0.21
                              ============= ============= ===========   ============= ============= ===========

                                   For the Twenty-six Weeks Ended            For the Twenty-six Weeks Ended
                                          December 23, 1999                         December 24, 1998
                              ---------------------------------------   ---------------------------------------
                                   Income       Shares    Per-Share          Income       Shares    Per-Share
                                (Numerator) (Denominator)   Amount        (Numerator) (Denominator)   Amount
                              ------------- ------------- -----------   ------------- ------------- -----------
Net Income                         $5,216                                    $2,174
Basic Earnings Per Share
 Income available to common
  Stockholders                      5,216     9,148,565      $0.57            2,174     9,148,565      $0.24
                                                          ===========                               ===========
Effect of Dilutive Securities
  Stock options                                      43                                        41
Diluted Earnings Per Share
 Income available to common
  Stockholders                     $5,216     9,148,608      $0.57           $2,174     9,148,606      $0.24
                              ============= ============= ===========   ============= ============= ===========


The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:

                                                             Weighted-Average
                                          Number of Options   Exercise Price
                                          -----------------  ----------------
Quarter Ended December 23, 1999                  346,793           $ 9.33
Quarter Ended December 24, 1998                  361,320           $10.23
Twenty-six Weeks Ended December 23, 1999         351,922           $ 9.37
Twenty-six Weeks Ended December 24, 1998         363,622           $10.26


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




Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

General
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At December 23, 1999, the Company's inventories totaled approximately $94.1 million compared to approximately $89.0 million at June 24, 1999, and approximately $120.7 million at December 24, 1998. The decrease in inventories at December 23, 1999 when compared to December 24, 1998 is primarily due to decreased dollar levels of walnuts, peanuts, almonds and pecans on hand due primarily to: (i) lower purchases of peanuts due to a lower crop size in fiscal 2000 compared to fiscal 1999; (ii) higher sales for the first twenty-six weeks of fiscal 2000 compared to the first twenty-six weeks of fiscal 1999; and (iii) lower per unit purchase costs for pecans and almonds in the first twenty-six weeks of fiscal 2000 compared to the first twenty-six weeks of fiscal 1999. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

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

RESULTS OF OPERATIONS
---------------------
Net Sales. Net sales increased from approximately $113.3 million for the second quarter of fiscal 1999 to approximately $124.0 million for the second quarter of fiscal 2000, an increase of approximately $10.7 million, or 9.4%. Net sales increased from approximately $187.1 million for the first twenty-six weeks of fiscal 1999 to approximately $203.6 million for the first twenty-six weeks of fiscal 2000, an increase of approximately $16.3 million, or 8.8%. The increases, for both the quarterly and year-to-date periods, were due primarily to higher unit volume sales to the Company's retail, food service and export customers. The increase in retail sales was due primarily to higher unit volume sales of the Company's Fisher brand.

Gross Profit. Gross profit for the second quarter of fiscal 2000 increased approximately 29.3% to approximately $23.5 million from approximately $18.2 million for the second quarter of fiscal 1999. Gross profit margin increased from approximately 16.1% for the second quarter of fiscal 1999 to approximately 19.0% for the second quarter of fiscal 2000. Gross profit for first twenty-six weeks of fiscal 2000 increased approximately 21.8% to approximately $36.1 million from approximately $29.6 million for the first twenty-six weeks of fiscal 1999. Gross profit margin increased from approximately 15.8% for the first twenty-six weeks of fiscal 1999 to approximately 17.7% for the first twenty-six weeks of fiscal 2000. The increases in gross profit margin, for both the quarterly and year-to-date periods, were due primarily to increases in unit volume sales of Fisher brand sales as a percentage of the Company's total net sales. Also, favorably impacting the gross profit margin was a decrease in industrial sales as a percentage of total net sales for both the quarterly and year-to-date periods. Industrial sales generally carry lower margins than sales to the Company's retail and food service customers.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales increased slightly from approximately 11.3% for the second quarter of fiscal 1999 to approximately 11.5% for the second quarter of fiscal 2000. Selling and administrative expenses as a percentage of net sales increased slightly from approximately 11.5% for the first twenty-six weeks of fiscal 1999 to approximately 11.8% for the first twenty-six weeks of fiscal 2000. Selling expenses as a percentage of net sales increased from approximately 8.6% for the second quarter of fiscal 1999 to approximately 9.4% for the second quarter of fiscal 2000. Selling expenses as a percentage of net sales increased from approximately 8.7% for the first twenty-six weeks of fiscal 1999 to approximately 9.7% for the first twenty-six weeks of fiscal 2000. These increases, for both the quarterly and year-to-date periods, were due primarily to an expansion of promotional activity to support the Company's growth in its retail business. Administrative expenses as a percentage of net sales decreased from approximately 2.7% for the second quarter of fiscal 1999 to approximately 2.2% for the second quarter of fiscal 2000. Administrative expenses as a percentage of net sales decreased from approximately 2.8% for the first twenty-six weeks of fiscal 1999 to approximately 2.2% for the first twenty-six weeks of fiscal 2000. The decreases in administrative expenses as a percentage of net sales, for both the quarterly and year-to-date periods, were due primarily to: (i) the consolidation of the administrative functions of Sunshine with the Company's administrative functions during the fourth quarter of fiscal 1999; (ii) spreading administrative expenses over a higher revenue base; and (iii) an increase in litigation expense recognized in the second quarter of fiscal 1999 pertaining to a lawsuit which was subsequently settled.

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $5.4 million, or 4.8% of net sales, for the second quarter of fiscal 1999, to approximately $9.3 million, or 7.5% of net sales, for the second quarter of fiscal 2000. For the twenty-six weeks ended December 23, 1999, income from operations increased to approximately $12.0 million, or 5.9% of net sales, from approximately $8.1 million, or 4.3% of net sales, for the twenty-six weeks ended December 24, 1998.

Interest Expense. Interest expense decreased from approximately $2.3 million for the second quarter of fiscal 1999 to approximately $1.8 million for the second quarter of fiscal 2000. For the twenty-six weeks ended December 23, 1999, interest expense was approximately $3.7 million, compared to approximately $4.6 million for the twenty-six weeks ended December 24, 1998. The decreases in interest expense, for both the quarterly and year-to-date periods, were due primarily to lower average level of borrowings due to lower levels of inventories.

Income Taxes. The Company recorded income tax expense of approximately $3.1 million, or 40.0% of income before income taxes, for the second quarter of fiscal 2000, and approximately $3.5 million, or 40.0% of income before income taxes for the twenty-six weeks ended December 23, 1999.

Liquidity and Capital Resources
-------------------------------
During the second quarter of fiscal 2000, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately $21.6 million for the first twenty-six weeks of fiscal 2000 compared to approximately $4.6 million for the first twenty-six weeks of fiscal 1999. The increase in cash provided by operating activities was due primarily to lower levels of peanut purchases in fiscal 2000 due to a smaller crop size, and to decreased per unit costs of almonds and pecans in fiscal 2000. During the first twenty-six weeks of fiscal 2000, the Company invested approximately $2.1 million in capital expenditures, compared to approximately $2.0 million for the first twenty-six weeks of fiscal 1999, and repaid approximately $3.5 million of long-term debt, compared to approximately $2.0 million for the first twenty-six weeks of fiscal 1999.

The Bank Credit Facility is comprised of (i) a working capital revolving loan which provides for working capital financing of up to approximately $62.3 million, in the aggregate, and matures on March 31, 2001, and (ii) a letter of credit of approximately $7.7 million to secure the industrial development bonds which matures on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 6.59% at December 23, 1999) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of December 23, 1999, the total principal amount outstanding under the Long-Term Financing Facility was approximately $18.8 million.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. As of December 23, 1999, the total principal amount outstanding under the Additional Long-Term Financing was approximately $23.6 million.

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

As of December 23, 1999, the Company had approximately $40.0 million of available credit under the Bank Credit Facility. Approximately $2.1 million was incurred on capital expenditures for the first twenty-six weeks of fiscal 2000. No significant capital expenditures are anticipated for the foreseeable future. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility (assuming the Company maintains compliance with the restrictive covenants under the Bank Credit Facility currently in effect, or, in the event of any subsequent non-compliance, is able to obtain any necessary waivers) will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

Year 2000
---------
As of the date of this report, the Company `s information systems were not adversely affected by the change to the calendar year 2000. There were no internal system disruptions and the Company is not aware of any failures affecting third parties with whom the Company conducts business. The Company will continue to monitor the situation for any internal or third party disruptions, but expects none at this time. Costs incurred by the Company related to Year 2000 issues were not material.

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

(e)  Financial Covenants
------------------------
From time to time, the Company has not complied with certain financial covenants under its three primary financing facilities. A default under one of the Company's three primary financing arrangements constitutes a cross-default under the other primary financing arrangements.
Therefore, in the event of any non-compliance, the Company would be required to obtain a waiver from each of its three primary lenders for a single default.

While the Company has always obtained waivers from its primary lenders for past non-compliance with its financial covenants, and believes it would be able to obtain similar waivers in the future, there can be no assurance that, in the event of any non-compliance, the Company's lenders would always provide such waivers. If the Company were unable to secure any necessary waivers from its primary lenders, the primary lenders would have the right to accelerate the balances due under the financing facilities. If such balances were accelerated, the Company may be required to borrow money at higher costs. See "Liquidity and Capital Resources".

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

Item 4 -- Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
The only matters submitted to a vote of the Company's Stockholders during the quarter ended December 23, 1999 were (i) the election of directors, and (ii) the ratification of the appointment of PricewaterhouseCoopers LLP by the Company's Board of Directors as the Company's independent accountants for fiscal 2000. The matters were submitted to the Company's stockholders in connection with, and voted upon at the Company's 1999 Annual Meeting of Stockholders, which was held on October 27, 1999. The information called for by this Item 4 with respect to such matters was previously reported in, and is hereby answered by reference to the information set forth under, Item 5 - "Other Information" in the Company's Quarterly Report on Form 10-Q for the quarter ended September 23, 1999.

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
(a) The exhibits filed herewith are listed in the exhibit index which follows the signature page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K: There were no Current Reports on Form 8-K filed during the quarter ended December 23, 1999.




                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JOHN B. SANFILIPPO & SON, INC.

Date: February 3, 2000              By:   /s/ Gary P. Jensen
                                          --------------------------------
                                          Gary P. Jensen
                                          Executive Vice President Finance
                                          and Chief Financial Officer


                            EXHIBIT INDEX
                            -------------

Exhibit
Number    Description
-------   -----------
 10.1     Employment Agreement between the Company and Steven G. Taylor

 27       Financial Data Schedule