Form 10-Q
period 2000-03-23
SANFILIPPO JOHN B & SON INC
filed 2000-05-04
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                   ----------------------------------

                             FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

           For the quarterly period ended March 23, 2000

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

                            2299 Busse Road
                    Elk Grove Village, Illinois 60007
                ----------------------------------------
                (Address of Principal Executive Offices)

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

             Yes    X                     No
                 -------                     -------

   As of May 4, 2000, 5,461,139 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares, and 3,687,426 shares of the Registrant's Class A Common Stock, $.01 par value per share, were outstanding.





                    JOHN B. SANFILIPPO & SON, INC.
                    ------------------------------
                          INDEX TO FORM 10-Q
                          ------------------

PART I.  FINANCIAL INFORMATION                                  PAGE NO.
------------------------------                                  --------

Item 1 -- Consolidated Financial Statements:
--------------------------------------------
Consolidated Statements of Operations for the quarters
  and thirty-nine weeks ended  March 23, 2000 and
  March 25, 1999                                                     3

Consolidated Balance Sheets as of March 23, 2000
  and June 24, 1999                                                  4

Consolidated Statements of Cash Flows for the thirty-nine
  weeks ended March 23, 2000 and March 25, 1999                      5

Notes to Consolidated Financial Statements                           6

Item 2 -- Management's Discussion and Analysis of
   Financial Condition and Results of Operations                     8
-------------------------------------------------

Item 3 --  Quantitative and Qualitative Disclosures
   About Market Risk                                                12
---------------------------------------------------

PART II.  OTHER INFORMATION
---------------------------
Item 2 -- Changes in Securities                                     13

Item 6 -- Exhibits and Reports on Form 8-K                          13

SIGNATURE                                                           14
---------

EXHIBIT INDEX                                                       15
-------------

OMITTED FINANCIAL STATEMENTS
----------------------------
None




                     PART I.  FINANCIAL INFORMATION

Item 1 -- Financial Statements
------------------------------

                      JOHN B. SANFILIPPO & SON, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
             (Dollars in thousands, except earnings per share)

                                   For the Quarter Ended   For the Thirty-nine Weeks Ended
                                   ---------------------   -------------------------------
                                   March 23,   March 25,       March 23,       March 25,
                                      2000        1999            2000            1999
                                   ---------   ---------       ---------       ---------
Net sales                           $51,777     $57,762        $255,331        $244,923
Cost of sales                        41,625      48,485         209,105         206,031
                                   ---------   ---------       ---------       ---------
Gross profit                         10,152       9,277          46,226          38,892
                                   ---------   ---------       ---------       ---------
Selling expenses                      6,230       6,313          25,882          22,616
Administrative expenses               1,857       1,992           6,247           7,250
                                   ---------   ---------       ---------       ---------
                                      8,087       8,305          32,129          29,866
                                   ---------   ---------       ---------       ---------
Income from operations                2,065         972          14,097           9,026
                                   ---------   ---------       ---------       ---------
Other income (expense):
  Interest expense                   (1,991)     (2,421)         (5,700)         (7,033)
  Interest income                         4          10              29              23
  Gain on disposition
   of properties                         --          --              58              10
  Rental income                         108          75             395             321
                                   ---------   ---------       ---------       ---------
                                     (1,879)     (2,336)         (5,218)         (6,679)
                                   ---------   ---------       ---------       ---------
Income (loss) before income taxes       186      (1,364)          8,879           2,347
Income tax (expense) benefit            (75)        519          (3,552)         (1,017)
                                   ---------   ---------       ---------       ---------
Net income (loss)                   $   111     $  (845)       $  5,327        $  1,330
                                   =========   =========       =========       =========
Basic and diluted earnings
 (loss) per common share            $  0.01     $( 0.09)       $   0.58        $   0.15
                                   =========   =========       =========       =========

The accompanying notes are an integral part of these financial statements.


                          JOHN B. SANFILIPPO & SON, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                March 23,         June 24,
                                                   2000             1999
                                               ----------        ---------
ASSETS
------
CURRENT ASSETS:
  Cash                                          $    757          $  1,393
  Accounts receivable, net                        14,192            24,105
  Inventories                                    116,874            89,033
  Deferred income taxes                              519               519
  Income taxes receivable                             --                94
  Prepaid expenses and other current assets        3,561             3,355
                                               ----------        ---------
TOTAL CURRENT ASSETS                             135,903           118,499
                                               ----------        ---------
PROPERTIES:
  Buildings                                       55,462            55,452
  Machinery and equipment                         76,291            73,794
  Furniture and leasehold improvements             5,172             5,049
  Vehicles                                         4,163             4,137
                                               ----------        ---------
                                                 141,088           138,432
                                               ----------        ---------
  Less: Accumulated depreciation                  72,637            67,550
                                               ----------        ---------
                                                  68,451            70,882
  Land                                             1,892             1,892
                                               ----------        ---------
                                                  70,343            72,774
                                               ----------        ---------
OTHER ASSETS:
  Goodwill and other intangibles                   6,332             6,941
  Miscellaneous                                    5,885             7,010
                                               ----------        ---------
                                                  12,217            13,951
                                               ----------        ---------
                                                $218,463          $205,224
                                               ==========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable                                 $ 45,434          $ 36,411
  Current maturities of long-term debt             5,645             5,672
  Accounts payable                                12,071             9,839
  Drafts payable                                   6,243             5,540
  Accrued expenses                                 7,422             7,522
  Income taxes payable                               771                --
                                               ----------        ---------
TOTAL CURRENT LIABILITIES                         77,586            64,984
                                               ----------        ---------
LONG-TERM DEBT                                    52,818            57,508
                                               ----------        ---------
LONG-TERM DEFERRED INCOME TAXES                    2,738             2,738
                                               ----------        ---------
STOCKHOLDERS' EQUITY
  Class A Common Stock, cumulative voting
   rights of ten votes per share, $.01 par
   value; 10,000,000 shares authorized,
   3,687,426 issued and outstanding                   37                37
  Common Stock, non-cumulative voting rights
   of one vote per share, $.01 par value;
   10,000,000 shares authorized, 5,461,139
   issued and outstanding                             56                56
  Capital in excess of par value                  57,196            57,196
  Retained earnings                               29,236            23,909
  Treasury stock                                  (1,204)           (1,204)
                                               ----------        ---------
                                                  85,321            79,994
                                               ----------        ---------
                                                $218,463          $205,224
                                               ==========        =========

The accompanying notes are an integral part of these financial statements.


                            JOHN B. SANFILIPPO & SON, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                               (Dollars in thousands)

                                            For the Thirty-nine Weeks Ended
                                                March 23,       March 25,
                                                   2000            1999
                                                ---------       ---------
Cash flows from operating activities:
  Net income                                    $  5,327        $  1,330
  Adjustments:
   Depreciation and amortization                   5,977           5,869
   Gain on disposition of properties                 (58)            (10)
   Change in current assets and current
    liabilities:
     Accounts receivable, net                      9,913           5,445
     Inventories                                 (27,841)        (14,344)
     Prepaid expenses and other current assets      (206)           (327)
     Accounts payable                              2,232          (3,736)
     Drafts payable                                  703             545
     Accrued expenses                               (100)           (448)
     Income taxes payable/receivable                 865           1,176
                                                ---------       ---------
  Net cash used in operating activities           (3,188)         (4,500)
                                                ---------       ---------
Cash flows from investing activities:
  Acquisition of properties                       (2,744)         (2,815)
  Proceeds from disposition of properties             61              25
  Other                                              929             110
                                                ---------       ---------
  Net cash used in investing activities           (1,754)         (2,680)
                                                ---------       ---------
Cash flows from financing activities:
  Net borrowings on notes payable                  9,023          10,323
  Principal payments on long-term debt            (4,717)         (3,258)
                                                ---------       ---------
  Net cash provided by financing activities        4,306           7,065
                                                ---------       ---------
Net decrease in cash                                (636)           (115)
Cash:
   Beginning of period                             1,393             549
                                                ---------       ---------
   End of period                                $    757        $    434
                                                =========       =========
Supplemental disclosures:
   Interest paid                                $  5,889        $  7,550
   Taxes paid                                      2,816              64


The accompanying notes are an integral part of these financial statements.



                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                        (Dollars in thousands)


Note 1 - Basis of Presentation
------------------------------
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. and its wholly owned subsidiaries (collectively, the "Company"). On June 25, 1999, John B. Sanfilippo & Son, Inc. dissolved two of its three wholly owned subsidiaries, Sunshine Nut Co., Inc. ("Sunshine") and Quantz Acquisition Co., Inc. and merged such subsidiaries into and with the Company.

The Company's fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). The fiscal year ending June 29, 2000 will consist of fifty-three weeks, with the fourth quarter consisting of fourteen, rather than thirteen weeks.

Note 2 - Inventories
--------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:


                                          March 23,        June 24,
                                             2000            1999
                                          ---------        --------
   Raw material and supplies               $ 72,923        $ 33,998
   Work-in-process and finished goods        43,951          55,035
                                          ---------        --------
                                           $116,874        $ 89,033
                                          =========        ========


Note 3 - Earnings Per Common Share
----------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:

                                 For the Quarter Ended March 23, 2000   For the Quarter Ended March 25, 1999
                                 ------------------------------------   -------------------------------------
                                    Income       Shares     Per-Share   Income (loss)    Shares     Per-Share
                                  (Numerator) (Denominator)   Amount     (Numerator)  (Denominator)   Amount
                                  ----------- ------------- ---------   ------------- ------------- ---------
Net Income (loss)                     $111                                  $(845)
Basic Earnings (loss) Per Share
 Income (loss) available to
  common Stockholders                  111       9,148,565     $0.01         (845)       9,148,565   $(0.09)
Effect of Dilutive Securities
 Stock options                                       2,066                                      --
Diluted Earnings (loss) Per Share
 Income (loss) available to
  common Stockholders                 $111       9,150,631     $0.01        $(845)       9,148,565   $(0.09)
                                  =========== ============= =========   ============= ============= =========

                                    For the Thirty-nine Weeks Ended       For the Thirty-nine Weeks Ended
                                           March 23, 2000                         March 25, 1999
                                  -----------------------------------   -----------------------------------
                                    Income       Shares     Per-Share     Income       Shares     Per-Share
                                  (Numerator) (Denominator)   Amount    (Numerator) (Denominator)   Amount
                                  ----------- ------------- ---------   ----------- ------------- ---------
Net Income                           $5,327                                $1,330
Basic Earnings Per Share
 Income available to common
  Stockholders                        5,327      9,148,565     $0.58        1,330      9,148,565     $0.15
Effect of Dilutive Securities
 Stock options                                         148                                   644
Diluted Earnings Per Share
 Income available to common
  Stockholders                       $5,327      9,148,713     $0.58       $1,330      9,149,209     $0.15
                                  =========== ============= =========   =========== ============= =========

The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:

                                                            Weighted-Average
                                       Number of Options     Exercise Price
                                       -----------------    ----------------
Quarter Ended March 23, 2000                397,631              $ 8.79
Quarter Ended March 25, 1999                386,550              $ 9.78
Thirty-nine Weeks Ended March 23, 2000      379,589              $ 8.98
Thirty-nine Weeks Ended March 25, 1999      361,232              $10.26


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


Item 2
------
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------


General
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At March 23, 2000, the Company's inventories totaled approximately $116.9 million compared to approximately $89.0 million at June 24, 1999, and approximately $113.9 million at March 25, 1999. The increase in inventories at March 23, 2000 when compared to March 25, 1999 is primarily due to a significant increase in the levels of pecans on hand which resulted from a larger crop size and higher purchases in fiscal 2000 compared to fiscal 1999. This increase in inventories is partially offset by (i) lower levels of peanuts on hand due to a smaller peanut crop size in fiscal 2000 compared to fiscal 1999; and (ii) lower per unit purchase costs for walnuts and almonds in fiscal 2000 compared to fiscal 1999. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

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

RESULTS OF OPERATIONS
---------------------
Net Sales. Net sales decreased from approximately $57.8 million for the third quarter of fiscal 1999 to approximately $51.8 million for the third quarter of fiscal 2000, a decrease of approximately $6.0 million, or 10.4%. The decrease was attributable primarily to (i) lower unit volume sales to the Company's retail and industrial customers; and (ii) decreases in unit selling prices due to lower commodity costs. The unit volume decrease is attributable to heavy sales in the second quarter of fiscal 2000 that had not moved through the distribution channels. Net sales increased from approximately $244.9 million for the first thirty-nine weeks of fiscal 1999 to approximately $255.3 million for the first thirty-nine weeks of fiscal 2000, an increase of approximately $10.4 million, or 4.2%. The increase was due primarily to higher unit volume sales to the Company's retail, food service and export customers. The increase in retail sales was due primarily to higher unit volume sales of the Company's Fisher brand.

Gross Profit. Gross profit for the third quarter of fiscal 2000 increased approximately 9.4% to approximately $10.2 million from approximately $9.3 million for the third quarter of fiscal 1999. Gross profit margin increased from approximately 16.1% for the third quarter of fiscal 1999 to approximately 19.6% for the third quarter of fiscal 2000. The increase in gross profit margin was due primarily to: (i) lower commodity costs in the third quarter of fiscal 2000 compared to fiscal 1999; and (ii) improved controls over manufacturing costs in the third quarter of fiscal 2000 compared to fiscal 1999. Gross profit for first thirty-nine weeks of fiscal 2000 increased approximately 18.9% to approximately $46.2 million from approximately $38.9 million for the first thirty-nine weeks of fiscal 1999. Gross profit margin increased from approximately 15.9% for the first thirty-nine weeks of fiscal 1999 to approximately 18.1% for the first thirty-nine weeks of fiscal 2000. The increase in gross profit margin was due primarily to an increase in unit volume sales of the Company's Fisherr brand, as a percentage of the Company's total net sales. Also, favorably impacting the gross profit margin was a decrease in industrial sales as a percentage of total net sales for both the quarterly and year-to-date periods. Industrial sales generally carry lower margins than sales to the Company's retail and food service customers.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales increased from approximately 14.4% for the third quarter of fiscal 1999 to approximately 15.6% for the third quarter of fiscal 2000. Selling and administrative expenses as a percentage of net sales increased slightly from approximately 12.2% for the first thirty-nine weeks of fiscal 1999 to approximately 12.6% for the first thirty-nine weeks of fiscal 2000. Selling expenses as a percentage of net sales increased from approximately 10.9% for the third quarter of fiscal 1999 to approximately 12.0% for the third quarter of fiscal 2000. This increase is primarily due to a lower revenue base in the third quarter of fiscal 2000. Selling expenses as a percentage of net sales increased from approximately 9.2% for the first thirty-nine weeks of fiscal 1999 to approximately 10.1% for the first thirty-nine weeks of fiscal 2000. This increase was due primarily to an expansion of promotional activity to support the Company's growth in its retail business. Administrative expenses as a percentage of net sales increased from approximately 3.4% for the third quarter of fiscal 1999 to approximately 3.6% for the third quarter of fiscal 2000. This increase is primarily due to a lower revenue base in the third quarter of fiscal 2000. Administrative expenses as a percentage of net sales decreased from approximately 3.0% for the first thirty-nine weeks of fiscal 1999 to approximately 2.4% for the first thirty-nine weeks of fiscal 2000. The decrease was due primarily to: (i) the consolidation of the administrative functions of Sunshine with the Company's administrative functions during the fourth quarter of fiscal 1999; (ii) the spreading of administrative expenses over a higher revenue base; and (iii) an increase in litigation expense recognized in the second quarter of fiscal 1999 pertaining to a lawsuit which was subsequently settled.

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $1.0 million, or 1.7% of net sales, for the third quarter of fiscal 1999, to approximately $2.1 million, or 4.0% of net sales, for the third quarter of fiscal 2000.
For the first thirty-nine weeks of fiscal 2000, income from operations increased to approximately $14.1 million, or 5.5% of net sales, from approximately $9.0 million, or 3.7% of net sales, for the first thirty-nine weeks of fiscal 1999.

Interest Expense. Interest expense decreased from approximately $2.4 million for the third quarter of fiscal 1999 to approximately $2.0 million for the third quarter of fiscal 2000. For the first thirty-nine weeks of fiscal 2000, interest expense was approximately $5.7 million, compared to approximately $7.0 million for the first thirty-nine weeks of fiscal 1999. The decreases in interest expense, for both the quarterly and year-to-date periods, were due primarily to a lower average level of borrowings resulting from lower average levels of inventories.

Income Taxes. The Company recorded income tax expense of approximately $0.1 million, or 40.0% of income before income taxes, for the third quarter of fiscal 2000, and approximately $3.6 million, or 40.0% of income before income taxes for the first thirty-nine weeks of fiscal 2000.

Liquidity and Capital Resources
-------------------------------
During the third quarter of fiscal 2000, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing").

Net cash used in operating activities was approximately $3.2 million for the first thirty-nine weeks of fiscal 2000 compared to approximately $4.5 million for the first thirty-nine weeks of fiscal 1999. The decrease in cash used in operating activities was due primarily to improved operating results for the first thirty-nine weeks of fiscal 2000 compared to fiscal 1999, offset partially by increased pecan purchases in the third quarter of fiscal 2000 compared to fiscal 1999. During the first thirty-nine weeks of fiscal 2000, the Company invested approximately $2.7 million in capital expenditures, compared to approximately $2.8 million for the first thirty-nine weeks of fiscal 1999, and repaid approximately $4.7 million of long-term debt, compared to approximately $3.3 million for the first thirty-nine weeks of fiscal 1999.

The Bank Credit Facility is comprised of (i) a working capital revolving loan which provides for working capital financing of up to approximately $62.3 million, in the aggregate, and matures on March 31, 2001, and (ii) a letter of credit of approximately $7.7 million to secure the industrial development bonds which matures on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 6.79% at March 23, 2000) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of March 23, 2000, the total principal amount outstanding under the Long-Term Financing Facility was approximately $17.7 million.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. As of March 23, 2000, the total principal amount outstanding under the Additional Long-Term Financing was approximately $23.6 million.

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

As of March 23, 2000, the Company had approximately $15.3 million of available credit under the Bank Credit Facility. Approximately $2.7 million was incurred on capital expenditures for the first thirty-nine weeks of fiscal 2000. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility (assuming the Company maintains compliance with the restrictive covenants under the Bank Credit Facility currently in effect, or, in the event of any subsequent non-compliance, is able to obtain any necessary waivers) will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.


Year 2000
---------
As of the date of this report, the Company`s information systems were not adversely affected by the change to the calendar year 2000. There were no internal system disruptions and the Company is not aware of any failures affecting third parties with which the Company conducts business. The Company will continue to monitor the situation for any internal or third party disruptions, but expects none at this time. Costs incurred by the Company related to Year 2000 issues were not material.

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

(b) Competitive Environment
---------------------------
The Company operates in a highly competitive environment. The Company's principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than the Company, such as Planters Specialty Company (an operating unit of Nabisco, Inc.) and Ralcorp Holdings, Inc. The Company also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs.

(c) Fixed Price Commitments
---------------------------
From time to time, the Company enters into fixed price commitments with its customers. Such commitments typically represent approximately 10% of the Company's annual net sales and are normally entered into after the Company's cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. However, the Company will continue to enter into fixed price commitments with respect to certain of its nut products prior to fixing its acquisition cost when, in management's judgment, market or crop harvest conditions so warrant. To the extent the Company does so, these fixed price commitments may result in losses. Historically, such losses have generally been offset by gains on other fixed price commitments. However, there can be no assurance that losses from fixed price commitments may not have a material adverse effect on the Company's results of operations.

(d) Federal Regulation of Peanut Prices, Quotas and Poundage Allotments
-----------------------------------------------------------------------
Peanuts are an important part of the Company's product line. Approximately 50% of the total poundage of products processed annually by the Company are peanuts, peanut butter and other products containing peanuts. The production and marketing of peanuts are regulated by the USDA under the Agricultural Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop by: (i) limiting peanut imports; (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year; and (iii) setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United States. Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 1999 crop year is approximately 1.2 million tons. Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal. Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country. The quota support price for the 1999 crop year is approximately $610 per ton.

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

(b) Reports on Form 8-K: There were no Current Reports on Form 8-K filed during the quarter ended March 23, 2000.


                         SIGNATURE
                         ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         JOHN B. SANFILIPPO & SON, INC.

Date: May 4, 2000                        By: /s/ Gary P. Jensen
                                            -------------------
                                                 Gary P. Jensen
                                                 Executive Vice President
                                                 Finance and Chief Financial
                                                 Officer


                             EXHIBIT INDEX
                             -------------

Exhibit
Number    Description
------- --------------------------------------------------------------
2	None

3.1	Restated Certificate of Incorporation of Registrant(2)

3.2	Certificate of Correction to Restated Certificate(2)

3.3	Bylaws of Registrant(1)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

4.3	Second Amended and Restated Note Agreement by and between the
        Registrant and The Prudential Insurance Company of America ("Prudential") dated January 24, 1997 (the "Long-Term Financing Facility")(18)

4.4	7.87% Series A Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.5	8.22% Series B Senior Note dated September 29, 1992 in the original principal amount of $6.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.6	8.22% Series C Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.7	8.33% Series D Senior Note dated January 15, 1993 in the original principal amount of $3.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(6)

4.8	6.49% Series E Senior Note dated September 15, 1993 in the original principal amount of $8.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(9)

4.9	8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $8.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(10)

4.10	8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $2.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(10)

4.11	Amended and Restated Guaranty Agreement dated as of October 19, 1993 by Sunshine in favor of Prudential(8)

4.12	Amendment to the Second Amended and Restated Note Agreement dated
        May 21, 1997 by and among Prudential, Sunshine and the Registrant(19)

4.13	Amendment to the Second Amended and Restated Note Agreement dated
        March 31, 1998 by and among Prudential, the Registrant, Sunshine, and Quantz Acquisition Co., Inc. ("Quantz")(20)

4.14	Guaranty Agreement dated as of March 31, 1998 by JBS International,
        Inc. ("JBSI") in favor of Prudential(20)

4.15	Amendment and Waiver to the Second Amended and Restated Note Agreement
        dated February 5, 1999 by and among Prudential, the Registrant, Sunshine, JBSI and Quantz(23)

4.16	Note Purchase Agreement dated as of August 30, 1995 between the
        Registrant and Teachers Insurance and Annuity Association of America ("Teachers")(15)

4.17	8.30% Senior Note due 2005 in the original principal amount of $10.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(15)

4.18	9.38% Senior Subordinated Note due 2005 in the original principal amount of $15.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(15)

4.19	Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of
        Teachers (Senior Notes)(15)

4.20	Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of
        Teachers (Senior Subordinated Notes)(15)

4.21	Amendment, Consent and Waiver, dated as of March 27, 1996, by and among Teachers, Sunshine and the Registrant(17)

4.22	Amendment No. 2 to Note Purchase Agreement dated as of January 24,
        1997 by and among Teachers, Sunshine and the Registrant(18)

4.23	Amendment to Note Purchase Agreement dated May 19, 1997 by and among
        Teachers, Sunshine and the Registrant(20)

4.24	Amendment No. 3 to Note Purchase Agreement dated as of March 31, 1998 by and among Teachers, Sunshine, Quantz and the Registrant(20)

4.25	Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of
        Teachers (Senior Notes)(20)

4.26	Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of
        Teachers (Senior Subordinated Notes)(20)

4.27	Amendment and Waiver to Note Purchase Agreement dated February 5, 1999 by and among Teachers, Sunshine, Quantz, JBSI and the Registrant(23)

4.28	Amendment and Waiver to Note Purchase Agreement dated October 26, 1999 between Teachers and the Registrant(24)

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge
        Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of
        June 1, 1987(1)

10.2	Industrial Building Lease dated as of October 1, 1991 between JesCorp.,
        Inc. and LNB, as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(14)

10.3	Industrial Building Lease (the "Touhy Avenue Lease") dated November
        1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(11)

10.4	First Amendment to the Touhy Avenue Lease dated June 1, 1987(11)

10.5	Second Amendment to the Touhy Avenue Lease dated December 14, 1990(11)

10.6	Third Amendment to the Touhy Avenue Lease dated September 1, 1991(16)

10.7	Industrial Real Estate Lease (the "Lemon Avenue Lease") dated May 7,
        1991 between Registrant, Majestic Realty Co. and Patrician Associates, Inc(1)

10.8	First Amendment to the Lemon Avenue Lease dated January 10, 1996(17)

10.9	Mortgage, Assignment of Rents and Security Agreement made on
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

10.28	Assignment of Rents, Leases, Income and Profits dated September 27,
        1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

10.29	Environmental Risk Agreement dated September 27, 1995, executed by the
        Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

10.30	Credit Agreement dated as of March 31, 1998 among the Registrant,
        Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA"), and LNB(20)

10.31	Revolving Credit Note in the principal amount of $35.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of USB, dated as of March 31, 1998(20)

10.32	Revolving Credit Note in the principal amount of $15.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of KNA, dated as of March 31, 1998(20)

10.33	Revolving Credit Note in the principal amount of $20.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of LSB, dated as of March 31, 1998(20)

10.34	The Registrant's 1998 Equity Incentive Plan(22)

10.35	Employment Agreement by and between Sunshine and Steven G. Taylor dated May 1, 1999(25)

11      None

15	None

18	None

19	None

22-24	None

27	Financial Data Schedule

99	None



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

(24) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended September 23, 1999 (Commission file No. 0-19681).

(25) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended December 23, 1999 (Commission file No. 0-19681).