Form 10-K
period 2000-06-29
SANFILIPPO JOHN B & SON INC
filed 2000-09-21
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                   ----------------------------------

                             FORM 10-K
(Mark One)
[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended June 29, 2000
                                      -------------

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

   As of September 8, 2000, 5,579,039 shares of the Company's Common Stock, $.01 par value ("Common Stock"), including 117,900 treasury shares, and 3,687,426 shares of the Company's Class A Common Stock, $.01 par value ("Class A Stock"), were outstanding. On that date, the aggregate market value of voting stock (based upon the last sale price of the registrant's Common Stock on September 8, 2000) held by non-affiliates of the registrant was $19,457,898 (5,021,393 shares at $3.875 per share).

DOCUMENTS INCORPOATED BY REFERENCE:

Portions of the Company's Annual Report to Stockholders for the fiscal year ended June 29, 2000 are incorporated by reference into Part II of this Report.

Portions of the Company's definitive proxy statement for its annual meeting of stockholders to be held October 26, 2000 are incorporated by reference into Part III of this Report.

                              PART I

ITEM 1 -- BUSINESS

a.      GENERAL DEVELOPMENT OF BUSINESS

        (i)     BACKGROUND

John B. Sanfilippo & Son, Inc. (the "Company" or "JBSS") was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the terms "Company" or "JBSS" refer collectively to John B. Sanfilippo & Son, Inc., its Illinois predecessor corporation and its wholly owned subsidiaries, including Sunshine Nut Co., Inc. ("Sunshine"). See Note 1 to the Consolidated Financial Statements contained in the Company's 2000 Annual Report to Stockholders. On June 25, 1999 the Company dissolved two (Sunshine and Quantz Acquisition Co., Inc.) of its three wholly owned subsidiaries and merged such subsidiaries into
John B. Sanfilippo & Son, Inc.   References herein to fiscal 2000
are to the fiscal year ended June 29, 2000. References herein to fiscal 1999 are to the fiscal year ended June 24, 1999. References herein to fiscal 1998 are to the fiscal year ended June 25, 1998.

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

The Company's headquarters and executive offices are located at 2299 Busse Road, Elk Grove Village, Illinois 60007, and its telephone number for investor relations is (847) 593-2300, extension 212.


b.      NARRATIVE DESCRIPTION OF BUSINESS

        (i)     GENERAL

The Company is a processor, packager, marketer and distributor of shelled and inshell nuts. The Company also markets and distributes, and, in most cases manufactures or processes, a diverse product line of food and snack items including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products.

        (ii)    PRINCIPAL PRODUCTS

		(A)	Raw and Processed Nuts

The Company's principal products are raw and processed nuts. These products accounted for approximately 86.3%, 84.5% and 85.9% of the Company's gross sales for fiscal 2000, fiscal 1999 and fiscal
1998, respectively.   The nut product line includes peanuts,
almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. The Company's nut products are sold in numerous package styles and sizes, from poly-cellophane packages, composite cans, vacuum packed tins, plastic jars and glass jars for retail sales, to large cases and sacks for bulk sales to industrial, food service and government customers. In addition, the Company offers its nut products in a variety of different styles and seasonings, including natural (with skins), blanched (without skins), oil roasted, dry roasted, unsalted, honey roasted, butter toffee, praline and cinnamon toasted. The Company sells its products domestically to retailers and wholesalers as well as to industrial, food service and government customers. The Company also sells certain of its products to foreign customers in the retail, food service and industrial markets.

The Company acquires a substantial portion of its peanut, pecan, almond and walnut requirements directly from domestic growers.
The balance of the Company's raw nut supply is purchased from importers and domestic processors. In fiscal 2000, the majority of the Company's peanuts, pecans and walnuts were shelled by the Company at its four shelling facilities while the remainder were purchased shelled from processors and growers. See "Raw Materials and Supplies" and Item 2 -- "Properties -- Manufacturing Capability, Technology and Engineering" below.

		(B)	Peanut Butter

The Company manufactures and markets peanut butter in several sizes and varieties, including creamy, crunchy and natural. Peanut butter accounted for approximately 3.8%, 4.4% and 4.3% of the Company's gross sales for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Approximately 2.3% of the Company's peanut butter products was sold during each of fiscal 1999 and fiscal 1998 to the United States Department of Agriculture ("USDA") and other government agencies, with the remaining percentage sold under private labels.

		(C)	Candy and Confections

The Company markets and distributes a wide assortment of candy and confections, including such items as wrapped hard candy, gummies, ju-ju's, brand name candies, chocolate peanut butter cups, peanut clusters, pecan patties and sugarless candies. Candy and confections accounted for approximately 2.8%, 2.8% and 3.8% of the Company's gross sales for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Most of these products are purchased from various candy manufacturers and sold to retailers in bulk or retail packages under private labels or the Evon's brand.

		(D)	Other Products

The Company also markets and distributes, and in many cases processes and manufactures, a wide assortment of other food and snack products. These products accounted for approximately 7.1%, 8.3% and 6.0% of the Company's gross sales for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. These other products include: natural snacks, trail mixes and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients (including chocolate chips, peanut butter chips, flaked coconut and chopped, diced, crushed and sliced nuts) sold to retailers, wholesalers, industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of corn snacks, sunflower seeds, party mixes, sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.

        (iii)   CUSTOMERS

The Company sells its products to approximately 11,900 retail, wholesale, industrial, government and food service customers on a national level. Retailers of the Company's products include grocery chains, mass merchandisers and membership clubs. The Company markets many of its Evon's brand products directly to approximately 3,700 retail stores in Illinois and nine other states through its store-door delivery system discussed below. Wholesale grocery companies purchase products from the Company for resale to regional retail grocery chains and convenience stores.

The Company's industrial customers include bakeries, ice cream and candy manufacturers and other food and snack processors. The Company's principal government customers are the Agricultural Stabilization and Conservation Service of the USDA and the Defense Personnel Support Center. Food service customers include hospitals, schools, universities, airlines, retail and wholesale restaurant businesses and national food service franchises. In addition, the Company packages and distributes products manufactured or processed by others. No single customer accounted for more than 10% of the Company's gross sales for fiscal 2000, fiscal 1999 or fiscal 1998.

        (iv)    SALES, MARKETING AND DISTRIBUTION

The Company markets its products through its own sales department and through a network of over 298 independent brokers and various independent distributors and suppliers. The Company's sales department of 46 employees includes 14 regional managers, 7 sales specialists and 5 telemarketers.

The Company's marketing and promotional campaigns include regional and national trade shows and limited newspaper advertisements, including coupons, done from time to time in cooperation with certain of the Company's retail customers. These programs were designed to bring new users and increased consumption in the snack and baking nut categories. The Company also designs and manufactures point of purchase displays and bulk food dispensers for use by certain of its retail customers. These displays, and other shelving and pegboard displays purchased by the Company, are installed by Company personnel. The Company believes that controlling the type, style and format of display fixtures benefits the customer and ultimately the Company by presenting the Company's products in a consistent, attractive point of sale presentation.

The Company distributes its products from its Illinois, Georgia, California, North Carolina and Texas production facilities and from public warehouse and distribution facilities located in various other states. The majority of the Company's products are shipped from the Company's production, warehouse and distribution facilities by contract and common carriers.

In Illinois and nine other states, JBSS distributes its Evon's brand products to approximately 3,700 convenience stores, supermarkets and other retail customer locations through its store-door delivery system. Under this system, JBSS uses its own fleet of Evon's step-vans to market and distribute Evon's brand nuts, snacks and candy directly to retail customers on a store-by-store basis. Presently, the store-door delivery system consists of approximately 50 route salespeople covering routes located in Illinois, Indiana, Iowa, Wisconsin, Ohio, Minnesota, Michigan, Kentucky, North Dakota and Missouri. District and regional route managers, as well as sales and marketing personnel operating out of JBSS's corporate offices, are responsible for monitoring and managing the route salespeople.

In the Chicago area, JBSS operates two thrift stores at its production facilities and five other retail stores. These stores sell bulk foods and other products produced by JBSS and other vendors.

        (v)     COMPETITION

Snack food markets are highly competitive. The Company's nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of which are substantially larger and have greater resources than the Company. In the nut industry, the Company competes with, among others, Planters (which has recently agreed to be acquired by Philip Morris Companies, Inc. to be combined with Kraft Foods, Inc.), Ralcorp Holdings, Inc. and numerous regional snack food processors. Competitive factors in the Company's markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. See "Forward Looking Statements -- Factors That May Affect Future Results -- Competitive Environment" contained in the Company's 2000 Annual Report to Stockholders.

        (vi)    RAW MATERIALS AND SUPPLIES

The Company purchases nuts from domestic and foreign sources.
Most of the Company's peanuts are purchased from the southeastern United States and most of its walnuts and almonds are purchased from California. The Company purchases most of its pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. The availability of nuts is subject to market conditions and crop size fluctuations caused by weather conditions, plant diseases and other factors beyond the Company's control. These fluctuations can adversely impact the Company's profitability. For fiscal 2000, less than 30% of the Company's nut purchases were from foreign sources.

The Company generally purchases and shells peanuts, pecans and walnuts instead of buying shelled nuts from shellers. Due, in part, to the seasonal nature of the industry, the Company maintains significant inventories of peanuts, pecans, walnuts and almonds at certain times of the year, especially in the second and third quarters of the Company's fiscal year. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of the Company's inventory and thus the Company's gross profit and gross profit margin. See "General", "Fiscal 2000 Compared to Fiscal 1999 -- Gross Profit", "Fiscal 1999 Compared to Fiscal 1998 -- Gross Profit" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 2000 Annual Report to Stockholders.

The Company purchases supplies, such as roasting oils, seasonings, glass jars, plastic jars, labels, composite cans and other packaging materials from third parties. The Company sponsors a seed exchange program under which it provides peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock (i.e., peanuts at harvest). Approximately 80% of the farmer stock peanuts purchased by the Company in fiscal 2000 were grown from seed provided by the Company. The Company also contracts for the growing of a limited number of generations of peanut seeds to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing.

The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans, walnuts, almonds, other nuts, dried fruit, coconut and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon a determination by the USDA or any other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. Furthermore, the supply of peanuts is currently subject to federal regulation that restricts peanut imports and the tonnage of peanuts that farmers may market domestically. See "Federal Regulation" below.

        (vii)   TRADEMARKS AND PATENTS

The Company markets its products primarily under private labels and the Fisher, Evon's, Sunshine Country, Flavor Tree, Texas Pride and Tom Scott brand names, which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other jurisdictions. The Company also owns several patents of various durations. The Company expects to continue to renew for the foreseeable future those trademarks that are important to the Company's business.

        (viii)  EMPLOYEES

As of June 29, 2000, the Company had approximately 1,440 active employees, including 170 corporate staff employees and 1,270 production and distribution employees. As a result of the seasonal nature of the Company's business, the number of employees peaked to approximately 1,500 in the last four months of calendar 1999 and dropped to an average of approximately 1,450 during the remainder of fiscal 2000. Approximately 20 of the Company's salespeople are covered by a collective bargaining agreement which expires on June 30, 2001.

        (ix)    SEASONALITY

The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October, November and December. Peanuts, pecans, walnuts and almonds, the Company's principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, the Company's personnel, working capital requirements and inventories peak during the last four months of the calendar year. See "Supplementary Quarterly Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" contained in the Company's 2000 Annual Report to Stockholders.

        (x)     BACKLOG

Because the time between order and shipment is usually less than three weeks, the Company believes that backlog as of a particular date is not indicative of annual sales.

        (xi)    FEDERAL REGULATION

Peanuts are an important part of the Company's product line. Approximately 50% of the total pounds of products processed annually by the Company are peanuts, peanut butter and other products containing peanuts. The production and marketing of peanuts are regulated by the USDA under the Agricultural Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop by: (i) limiting peanut imports; (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year; and (iii) setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United States. Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 2000 crop year is approximately 1.2 million tons. Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal. Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country. The quota support price for the 2000 crop year is approximately $610 per ton.

The 1996 Farm Bill extended the federal support and subsidy program for peanuts for seven years. However, there are no assurances that Congress will not change or eliminate the program prior to its scheduled expiration. Changes in the federal peanut program could significantly affect the supply of, and price for, peanuts. Although the Company has successfully operated in a market shaped by the federal peanut program for many years, the Company believes that it could adapt to a market without federal regulation if that were to become necessary. However, the Company has no experience in operating in such a peanut market, and no assurances can be given that the elimination or modification of the federal peanut program would not adversely affect the Company's business. Future changes in import quota limitations or the quota support price for peanuts at a time when the Company is maintaining a significant inventory of peanuts or has significant outstanding purchase commitments could adversely affect the Company's business by lowering the market value of the peanuts in its inventory or the peanuts which it is committed to buy. While the Company believes that its ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that future changes in, or the elimination of, the federal peanut program or import quotas will not adversely affect the Company's business.


        (xii)   OPERATING HAZARDS AND UNINSURED RISKS

The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. Although the Company maintains rigid quality control standards, inspects its products by visual examination, metal detectors or electronic monitors at various stages of its shelling and processing operations for all of its nut and other food products, permits the USDA to inspect all lots of peanuts shipped to and from the Company's production facilities, and complies with the Nutrition Labeling and Education Act by labeling each product that it sells with labels that disclose the nutritional value and content of each of the Company's products, no assurance can be given that some nut or other food products sold by the Company may not contain or develop harmful substances. The Company currently maintains product liability insurance of $1 million per occurrence and umbrella coverage of up to $50 million which it and its insurance carriers believe to be adequate.

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

The Company believes that its facilities are generally well maintained, in good operating condition and adequate for its present operational needs.

a.      PRINCIPAL FACILITIES


The following table provides certain information regarding the Company's principal facilities:

                                                                              Date
                                                                             Company
                                                                           Constructed,     Approx.
                                            Type                           Acquired or    Utilization
                                 Square      of         Description of        First        at June 29,
Location                         Footage   Interest     Principal Use        Occupied         2000
------------------------------   -------   --------   ------------------   ------------   ------------
Elk Grove Village, Illinois(1)   300,000    Leased/   Processing,              1981            63%
  (Busse Road facility)                      Owned    packaging,
                                                      warehousing,
                                                      distribution, JBSS
                                                      corporate offices
                                                      and thrift store

Elk Grove Village, Illinois       83,000     Owned    Processing,              1989            53%
  (Arthur Avenue facility)                            packaging,
                                                      warehousing and
                                                      distribution

Des Plaines, Illinois(2)          68,000    Leased    Warehousing              1974            N/A
                                                      and thrift store

Bainbridge, Georgia(3)           230,000     Owned    Peanut shelling,         1987            65%
                                                      purchasing,
                                                      processing,
                                                      packaging,
                                                      warehousing and
                                                      distribution

Garysburg, North Carolina        120,000     Owned    Peanut shelling,         1994            63%
                                                      purchasing,
                                                      processing,
                                                      packaging,
                                                      warehousing and
                                                      distribution

Selma, Texas                     200,000     Owned    Pecan shelling,          1992            82%
                                                      processing,
                                                      packaging,
                                                      warehousing and
                                                      distribution

Walnut, California(4)             50,000    Leased    Processing,              1991            67%
                                                      packaging,
                                                      warehousing and
                                                      distribution

Gustine, California               75,000     Owned    Walnut shelling,         1993            57%
                                                      processing,
                                                      packaging,
                                                      warehousing and
                                                      distribution

Arlington Heights, Illinois(5)    83,000     Owned    Processing,              1994            93%
                                                      packaging,
                                                      warehousing and
                                                      distribution

(1)	Approximately 240,000 square feet of the Busse Road
facility is leased from the Busse Land Trust under a lease which expires on May 31, 2015. Under the terms of the lease, the Company has a right of first refusal and a right of first offer with respect to this portion of the Busse Road facility. The remaining 60,000 square feet of space at the Busse Road facility (the "Addition") was constructed by the Company in 1994 on property owned by the Busse Land Trust and on property owned by the Company. Accordingly, (i) the Company and the Busse Land Trust entered into a ground lease with a term beginning January 1, 1995 pursuant to which the Company leases from the Busse Land Trust the land on which a portion of the Addition is situated (the "Busse Addition Property"), and (ii) the Company, the Busse Land Trust and the sole beneficiary of the Busse Land Trust entered into a party wall agreement effective as of January 1, 1995, which sets forth the respective rights and obligations of the Company and the Busse Land Trust with respect to the common wall which separates the existing Busse Road facility and the Addition. The ground lease has a term which expires on May 31, 2015 (the same date on which the Company's lease for the Busse Road facility expires). The Company has an option to extend the term of the ground lease for one five-year term, an option to purchase the Busse Addition Property at its then appraised fair market value at any time during the term of the ground lease, and a right of first refusal with respect to the Busse Addition Property. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions -- Lease Arrangements" contained in the Company's Proxy Statement for the 2000 Annual Meeting.

(2)	The Des Plaines facility is leased under a lease which
expires on October 31, 2010. The Des Plaines facility is also subject to a mortgage securing a loan from an unrelated third party lender to the related-party lessor in the original principal amount of approximately $1.6 million. The rights of the Company under the lease are subject and subordinate to the rights of the lender. Accordingly, a default by the lessor under the loan could result in foreclosure on the facility and thereby adversely affect the Company's leasehold interest. The Company subleases approximately 29,000 square feet of space at the Des Plaines facility to one related party lessee. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions -- Lease Arrangements" contained in the Company's Proxy Statement for the 2000 Annual Meeting.

(3) The Bainbridge facility is subject to a mortgage and deed of trust securing approximately $7.4 million (excluding accrued and unpaid interest) in industrial development bonds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in the Company's 2000 Annual Report to Stockholders.

(4)	The Walnut, California facility is leased under a lease
which expires on July 31, 2001. The Company has one renewal option under the lease to extend the lease term until July 31, 2006.

(5)	The Arlington Heights facility is subject to a mortgage
dated September 27, 1995 securing a loan of $2.5 million with a maturity date of October 1, 2015.

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

The Selma facility contains the Company's automated pecan shelling and bulk packaging operation. The facility's pecan shelling production lines currently have the capacity to shell in excess of 60 million inshell pounds of pecans annually. For fiscal 2000, the Company processed approximately 41 million inshell pounds of pecans at the Selma, Texas facility. The Selma facility currently contains an almond processing line with the capacity to process over 10 million pounds of almonds annually. For fiscal 2000, the Selma facility processed approximately 2 million pounds of almonds.


The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to the Company's customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2000, the Bainbridge facility shelled approximately 70 million inshell pounds of peanuts.

The Garysburg facility has the capacity to process approximately
40 million inshell pounds of farmer stock peanuts annually. For fiscal 2000, the Garysburg facility processed approximately 20 million pounds of inshell peanuts.

The Gustine facility, which was purchased in 1993, is used for walnut shelling, processing and marketing operations. This facility was expanded during 1994 to increase the capacity to shell from approximately 12 million inshell pounds of walnuts annually to approximately 35 million inshell pounds of walnuts annually. For fiscal 2000, the Gustine facility shelled approximately 27 million inshell pounds of walnuts.

The Arlington Heights facility is used for the production and packaging the majority of the Company's Fisher Nut products, the "stand-up pouch" packaging for its Flavor Tree brand products and for the production and packaging of the Company's sunflower meats.

Overall, the Elk Grove Village and Selma processing facilities are well utilized.

ITEM 3 -- LEGAL PROCEEDINGS

The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. Currently, it is management's opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal 2000 to a vote of security holders, through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Company's annual meeting of stockholders to be held on October 26, 2000:

JASPER B. SANFILIPPO, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER, age 69 -- Mr. Sanfilippo has been employed by the Company since 1953. Mr. Sanfilippo served as the Company's President from 1982 to December 1995 and was the Company's Treasurer from 1959 to October 1991. He became the Company's Chairman of the Board and Chief Executive Officer in October 1991 and has been a member of the Company's Board of Directors since 1959. Mr. Sanfilippo is also a member of the Company's Compensation Committee and was a member of the Stock Option Committee until February 27, 1997 (when that Committee was disbanded).

MATHIAS A. VALENTINE, PRESIDENT, age 67 -- Mr. Valentine has been employed by the Company since 1960 and was named its President in December 1995. He served as the Company's Secretary from 1969 to December 1995, as its Executive Vice President from 1987 to October 1991 and as its Senior Executive Vice President and Treasurer from October 1991 to December 1995. He has been a member of the Company's Board of Directors since 1969. Mr. Valentine is also a member of the Company's Compensation Committee and was a member of the Stock Option Committee until February 27, 1997 (when that Committee was disbanded).


GARY P. JENSEN, EXECUTIVE VICE PRESIDENT FINANCE AND CHIEF FINANCIAL OFFICER, age 55 -- Mr. Jensen became the Company's Executive Vice President Finance and Chief Financial Officer in December 1995, having previously served as the Company's Vice President Finance and Chief Financial Officer from February 1995. Prior to joining the Company, he served from August 1992 to October 1994 as Vice President Finance of Armour Swift-Eckrich, a meat processing and packaging company. In addition, Mr. Jensen was employed by Vlasic Foods, Inc., a condiments processing company, from 1975 to August 1992 and served as its Vice President Finance and Chief Financial Officer from 1988 to August 1992.

STEVEN G. TAYLOR, EXECUTIVE VICE PRESIDENT, age 50 -- In December 1995, Mr. Taylor became a Vice President of the Company and was named an Executive Vice President of the Company in October 1996. Mr. Taylor and the Company are parties to an Employment Agreement pursuant to which Mr. Taylor is to be employed by the Company until May 1, 2002. See "Executive Compensation -- Employment Contract" contained in the Company's Proxy Statement for the 2000 Annual Meeting.

MICHAEL J. VALENTINE, SENIOR VICE PRESIDENT AND SECRETARY, age 41 -- Mr. Valentine has been employed by the Company since 1987 and in August 1999 was named Senior Vice President and Secretary. Mr. Valentine was elected as a director of the Company in April 1997. Mr. Valentine served as the Company's Vice President and
Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for the Company from June 1987 and 1990, respectively, to December 1995. Mr. Valentine is responsible for the Company's peanut operations, including sales and procurement.

JEFFREY T. SANFILIPPO, SENIOR VICE PRESIDENT SALES AND MARKETING, age 37 -- Mr. Sanfilippo has been employed by the Company since 1991 and was named its Senior Vice President Sales and Marketing in August 1999. Mr. Sanfilippo was named as a director of the Company in August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995. He served as Vice President Sales and Marketing from October 1995 to August 1999.

JASPER B. SANFILIPPO, JR., SENIOR VICE PRESIDENT AND ASSISTANT SECRETARY, age 32 -- Mr. Sanfilippo has been employed by the Company since 1991 and in August 1999 was named Senior Vice President and Assistant Secretary. He has served as an Assistant
Secretary of the Company since 1993.   Mr. Sanfilippo served as a
Vice President from December 1995 to August 1999. He served as General Manager of the Walnut Processing Division from 1993 to December 1995. Mr. Sanfilippo is responsible for the Company's walnut operations, including plant operations and procurement.

JAMES A. VALENTINE, SENIOR VICE PRESIDENT INFORMATION TECHNOLOGY, age 36 -- Mr. Valentine has been employed by the Company since
1986 and in January 2000 was named Senior Vice President
Information Technology.

WILLIAM R. POKRAJAC, CONTROLLER, age 46 -- Mr. Pokrajac has been with the Company since 1985 and has served as the Company's Controller since 1987. Mr. Pokrajac is responsible for the Company's accounting, financial reporting and inventory control functions.


CERTAIN RELATIONSHIPS AMONG DIRECTORS AND EXECUTIVE OFFICERS

Jasper B. Sanfilippo, Chairman of the Board and Chief Executive Officer and a director of the Company, is (i) the father of Jasper
B. Sanfilippo, Jr., an executive officer of the Company and Jeffrey T. Sanfilippo, an executive officer and a director of the Company, as indicated above, (ii) the brother-in-law of Mathias A. Valentine, President and a director of the Company, and (iii) the uncle of Michael J. Valentine who is an executive officer and a director of the Company and James A. Valentine, an executive officer of the Company, as indicated above. Mathias A. Valentine, President and a director of the Company, is (i) the brother-in-law of Jasper B. Sanfilippo, (ii) the uncle of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, and (iii) the father of Michael J. Valentine and James A. Valentine. Michael J. Valentine, Senior Vice President and Secretary and a director of the Company, is (i) the son of Mathias A. Valentine, (ii) the brother of James A. Valentine, (iii) the nephew of Jasper B. Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo. Jeffrey T. Sanfilippo, Senior Vice President Sales and Marketing and a director of the Company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jasper B. Sanfilippo Jr., (iii) the nephew of Mathias A Valentine, and (iv) the cousin of Michael
J. Valentine and James A. Valentine.

                              PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The sections entitled "Supplementary Quarterly Data" and "Markets for the Company's Securities and Related Matters" on pages 31 and 32, respectively, of the Company's 2000 Annual Report to
Stockholders is incorporated herein by reference.

For purposes of the calculation of the aggregate market value of the Company's voting stock held by nonaffiliates of the Company as set forth on the cover page of this Report, the Company did not consider any of the siblings of Jasper B. Sanfilippo, or any of the lineal descendants (all of whom are adults and some of whom are employed by the Company) of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are executive officers of the Company) as an affiliate of the Company. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions" and "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for the 2000 Annual Meeting and "Executive Officers of the Registrant -- Certain Relationships Among Directors and Executive Officers" appearing immediately after Part I of this Report.

ITEM 6 -- SELECTED FINANCIAL DATA

The Selected Historical Consolidated Financial Data for the years ended June 29, 2000, June 24, 1999, June 25, 1998, the twenty-six weeks ended June 26, 1997, and the years ended December 31, 1996 and 1995 contained on page 10 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial
Condition and Results of Operations" contained in pages 11 through 16, inclusive, of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

"Quantitative and Qualitative Disclosures About Market Risk" contained in page 15 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

FORWARD LOOKING STATEMENTS

The statements contained in this filing which are not historical (including statements concerning the Company's expectations regarding market risk) are "forward looking statements". These forward looking statements, which are generally identified by the use of forward looking words and phrases such as "intend", "may", "believes" and "expects", represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events which may be subject to circumstances beyond the Company's control. Consequently, results actually achieved may differ materially from the expected results included in these statements.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

a. QUARTERLY CONSOLIDATED FINANCIAL DATA

The unaudited quarterly consolidated financial data for fiscal
2000 and fiscal 1999 contained on page 31 of the Company's 2000
Annual Report to Stockholders is incorporated herein by reference.

b. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information contained on the respective pages indicated below in the Company's 2000 Annual Report to Stockholders is incorporated herein by reference:

	Report of Independent Accountants -- Page 17
	Consolidated Balance Sheets at June 29, 2000 and June 24, 1999 --
            Pages 18 and 19
        Consolidated Statements of Operations for the Year Ended June 29,
            2000, the Year Ended June 24, 1999 and the Year Ended June 25, 1998 -- Page 20
	Consolidated Statements of Stockholders' Equity for the Year Ended
            June 29, 2000, the Year Ended June 24, 1999 and the Year Ended June 25, 1998 -- Page 20
        Consolidated Statements of Cash Flows for the Year Ended June 29,
            2000, the Year Ended June 24, 1999 and the Year Ended
            June 25, 1998 -- Page 21
	Notes to Consolidated Financial Statements -- Pages 22 through 31

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on any matters of accounting principles or financial statement disclosure with the Company's independent accountants during the year ended June 29, 2000, the year ended June 24, 1999 or the year ended June 25, 1998.


                                  PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Sections entitled "Nominees for Election by The Holders of Common Stock" and "Nominees for Election by The Holders of Class A Stock" of the Company's Proxy Statement for the 2000 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Information relating to the executive officers of the Company is included immediately after Part I of this Report.

ITEM 11 -- EXECUTIVE COMPENSATION

The Sections entitled "Compensation of Directors and Executive Officers", "Committees and Meetings of the Board of Directors" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" of the Company's Proxy Statement for the 2000 Annual Meeting are incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The Section entitled "Security Ownership of Certain Beneficial
Owners and Management" of the Company's Proxy Statement for the 2000 Annual Meeting is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Sections entitled "Executive Compensation" and "Compensation
Committee Interlocks, Insider Participation and Certain
Transactions" of the Company's Proxy Statement for the 2000
Annual Meeting are incorporated herein by reference.


                            PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

        (a)(1)   FINANCIAL STATEMENTS

The following information contained on the respective pages indicated below in the Company's 2000 Annual Report to Stockholders is incorporated herein by reference and is filed as
Exhibit 13 to this Report:

	Report of Independent Accountants -- Page 17
        Consolidated Balance Sheets as of June 29, 2000 and June 24,
          1999 -- Pages 18 and 19 Consolidated Statements of Operations for the Year Ended June 29, 2000, the Year Ended June
          24, 1999 and the Year Ended June 25, 1998 -- Page 20 Consolidated Statements of Stockholders' Equity for the Year
          Ended June 29, 2000, the Year Ended June 24, 1999 and the
          Year Ended June 25, 1998 -- Page 20
        Consolidated Statements of Cash Flows for the Year Ended June
          29, 2000, the Year Ended June 24, 1999 and the Year Ended
          June 25, 1998 -- Page 21
	Notes to Consolidated Financial Statements -- Pages 22 through 31


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

        (b)  REPORTS ON FORM 8-K

        None filed during the quarter ended June 29, 2000.

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

                                       JOHN B. SANFILIPPO & SON, INC.
Date:  September 21,  2000             By:/s/ JASPER B. SANFILIPPO
                                         -------------------------
                                         Jasper B. Sanfilippo
                                         Chairman of the Board
                                         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name                       Title                            Date
------------------------   -------------------------------  ------------------
/s/ JASPER B. SANFILIPPO   Chairman of the Board and Chief  September 21, 2000
    --------------------   Executive Officer and Director
    Jasper B. Sanfilippo   (Principal Executive Officer)

/s/ Gary P. Jensen         Executive Vice President Finance September 21, 2000
    --------------         and Chief Financial Officer
    Gary P. Jensen         (Principal Financial Officer)

/s/ William R. Pokrajac    Controller                       September 21, 2000
    -------------------    (Principal Accounting Officer)
    William R. Pokrajac

/s/ Mathias A. Valentine   Director                         September 21, 2000
    --------------------
    Mathias A. Valentine

/s/ James R. Edgar         Director                         September 21, 2000
    --------------
    James R. Edgar

/s/ John W.A. Buyers       Director                         September 21,  2000
    ----------------
    John W.A. Buyers

/s/ Michael J. Valentine   Director                         September 21,  2000
    --------------------
    Michael J. Valentine

/s/ Timothy R. Donovan     Director                         September 21,  2000
    ------------------
    Timothy R. Donovan

/s/ Jeffrey T. Sanfilippo  Director                         September 21,  2000
    ---------------------
    Jeffrey T. Sanfilippo



                 REPORT OF INDEPENDENT ACCOUNTANTS ON
                      FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of John B. Sanfilippo & Son, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 11, 2000 appearing on page 17 of the 2000 Annual Report to Stockholders of John B. Sanfilippo & Son, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
    --------------------------
PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
August 11, 2000


                  JOHN B. SANFILIPPO & SON, INC.
                            SCHEDULE II
              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

        For the year ended June 29, 2000, the year ended June 24,
               1999 and the year ended June 25, 1998.
                       (Dollars in thousands)

                         Balance at
                        Beginning of                              Balance at
Description                Period      Additions   Deductions   End of Period
-----------             ------------   ---------   ----------   -------------
June 29, 2000
Allowance for doubtful
 accounts                   $660          $201        $ (92)        $769

June 24, 1999
Allowance for doubtful
 accounts                   $846          $  9        $(195)        $660

June 25, 1998
Allowance for doubtful
 accounts                   $669          $338        $(161)        $846




                   JOHN B. SANFILIPPO & SON, INC.
                            EXHIBIT INDEX
              (Pursuant to Item 601 of Regulation S-K)


Exhibit
Number  Description
------- ------------------------------------------------------------------
1	Not applicable

2	Not applicable

3.1	Restated Certificate of Incorporation of Registrant(2)

3.2	Certificate of Correction to Restated Certificate(2)

3.3	Bylaws of Registrant(1)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

4.3	Second Amended and Restated Note Agreement by and between the
        Registrant and The Prudential Insurance Company of America ("Prudential") dated January 24, 1997 (the "Long-Term Financing Facility")(18)

4.4	7.87% Series A Senior Note dated September 29, 1992 in the
        original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.5	8.22% Series B Senior Note dated September 29, 1992 in the
        original principal amount of $6.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.6	8.22% Series C Senior Note dated September 29, 1992 in the
        original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.7	8.33% Series D Senior Note dated January 15, 1993 in the original principal amount of $3.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(6)

4.8	6.49% Series E Senior Note dated September 15, 1993 in the
        original principal amount of $8.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(9)

4.9	8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $8.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(10)

4.10	8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $2.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(10)

4.11	Amended and Restated Guaranty Agreement dated as of October 19,
        1993 by Sunshine in favor of Prudential(8)

4.12	Amendment to the Second Amended and Restated Note Agreement dated
        May 21, 1997 by and among Prudential, Sunshine and the Registrant(19)

4.13	Amendment to the Second Amended and Restated Note Agreement dated
        March 31, 1998 by and among Prudential, the Registrant, Sunshine, and Quantz Acquisition Co., Inc. ("Quantz") (20)

4.14	Guaranty Agreement dated as of March 31, 1998 by JBS
        International, Inc. ("JBSI") in favor of Prudential(20)

4.15	Amendment and Waiver to the Second Amended and Restated Note
        Agreement dated February 5, 1999 by and among Prudential, the Registrant, Sunshine, JBSI and Quantz(23)

4.16	Note Purchase Agreement dated as of August 30, 1995 between the
        Registrant and Teachers Insurance and Annuity Association of America ("Teachers")(15)

4.17	8.30% Senior Note due 2005 in the original principal amount of
        $10.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(15)

4.18	9.38% Senior Subordinated Note due 2005 in the original principal amount of $15.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(15)

4.19	Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Notes)(15)

4.20	Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Subordinated Notes)(15)

4.21	Amendment, Consent and Waiver, dated as of March 27, 1996, by and among Teachers, Sunshine and the Registrant(17)

4.22	Amendment No. 2 to Note Purchase Agreement dated as of January
        24, 1997 by and among Teachers, Sunshine and the Registrant(18)

4.23	Amendment to Note Purchase Agreement dated May 19, 1997 by and among Teachers, Sunshine and the Registrant(20)

4.24 Amendment No. 3 to Note Purchase Agreement dated as of March 31, 1998 by and among Teachers, Sunshine, Quantz and the Registrant(20)

4.25	Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of
        Teachers (Senior Notes) (20)

4.26	Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of
        Teachers (Senior Subordinated Notes) (20)

4.27	Amendment and Waiver to Note Purchase Agreement dated February 5,
        1999 by and among Teachers, Sunshine, Quantz, JBSI and the Registrant(23)

4.28	Amendment and waiver to Note Purchase Agreement dated October 26,
        1999 between Teachers and the Registrant(24)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-
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
        May 7, 1991 between Registrant, Majestic Realty Co. and Patrician Associates, Inc.(1)

10.8	First Amendment to the Lemon Avenue Lease dated January 10,
        1996(17)

10.9	Mortgage, Assignment of Rents and Security Agreement made on
        September 29, 1992 by LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk Grove Village, Illinois(5)

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

10.12	Second Amendment to Industrial Building Lease dated March 3, 1995 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

10.13	Third Amendment to Industrial Building Lease dated August 15,
        1998 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(21)

10.14	Ground Lease dated January 1, 1995 between the Registrant and
        LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

10.15	Party Wall Agreement, dated March 3, 1995 between the Registrant,
        LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628, and the Arthur/Busse Limited Partnership(12)

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

10.23	Outsource Agreement between the Registrant and Preferred
        Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT REQUESTED](12)

10.24	Letter Agreement between the Registrant and Preferred Products,
        Inc. dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](12)

*10.25	The Registrant's 1995 Equity Incentive Plan(13)

10.26	Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(16)

10.27	First Mortgage and Security Agreement (the "ILIC Mortgage") by
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

10.29	Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

10.30	Credit Agreement dated as of March 31, 1998 among the Registrant,
        Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA"), and LNB(20)

10.31	Revolving Credit Note in the principal amount of $35.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of USB, dated as of March 31, 1998(20)

10.32	Revolving Credit Note in the principal amount of $15.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of KNA, dated as of March 31, 1998(20)

10.33	Revolving Credit Note in the principal amount of $20.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of LSB, dated as of March 31, 1998(20)

*10.34	The Registrant's 1998 Equity Incentive Plan(22)

*10.35	Employment Agreement, dated May 1, 1999 by and between Steven G.
        Taylor and the Registrant.(25)

10.36	Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A. (replacing KNA).

11-12   Not applicable

13	2000 Annual Report to Stockholders

14-20	Not applicable

21	Subsidiaries of the Registrant

22	Not applicable

23	Consent of PricewaterhouseCoopers LLP

24-26	Not applicable

27	Financial Data Schedule

28-99	Not applicable

------------------------------------------------------------------------

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

(19)   Incorporated by reference to the Registrant's Current
Report on Form 8-K dated May 21, 1997 (Commission file No. 0-19681).

(20)  Incorporated by reference to the Registrant's Quarterly
Report on Form 10-Q for the third quarter ended March 26, 1998
(Commission file No. 0-19681)
 .
(21)	Incorporated by reference to the Registrant's Annual Report on
Form 10-K for the fiscal year ended June 25, 1998 (Commission file No. 0-19681).

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