Form 10-Q
period 2000-09-28
SANFILIPPO JOHN B & SON INC
filed 2000-11-08
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                     ----------------------------------

                                FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended September 28, 2000

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

  As of November 8, 2000, 5,461,139 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares, and 3,687,426 shares of the Registrant's Class A Common Stock, $.01 par value per share, were outstanding.






                        JOHN B. SANFILIPPO & SON, INC.

                             INDEX TO FORM 10-Q

                                                                  PAGE NO.
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1 -- Consolidated Financial Statements:

Consolidated Statements of Operations for the quarters
 ended September 28, 2000 and September 23, 1999                       3

Consolidated Balance Sheets as of September 28, 2000
 and June 29, 2000                                                     4

Consolidated Statements of Cash Flows for the
 quarters ended September 28, 2000 and September 23, 1999              5

Notes to Consolidated Financial Statements                             6

Item 2 -- Management's Discussion and Analysis of
 Financial Condition and Results of Operations                         8

Item 3 -- Quantitative and Qualitative Disclosures About
 Market Risk                                                          12

PART II.  OTHER INFORMATION
---------------------------

Item 2 -- Changes in Securities                                       13

Item 6 -- Exhibits and Reports on Form 8-K                            13

SIGNATURE                                                             14
---------

EXHIBIT INDEX                                                         15
-------------

OMITTED FINANCIAL STATEMENTS
----------------------------
None





                      PART I.  FINANCIAL INFORMATION

Item 1 -- FINANCIAL STATEMENTS
------------------------------

                      JOHN B. SANFILIPPO & SON, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
            (Dollars in thousands, except earnings per share)



                                              For the Quarter Ended
                                      ---------------------------------------
                                      September 28, 2000   September 23, 1999
                                      ------------------   ------------------
Net sales                                      $87,183              $79,524
Cost of sales                                   72,813               66,975
                                      ------------------   ------------------
Gross profit                                    14,370               12,549
                                      ------------------   ------------------
Selling expenses                                 8,134                8,048
Administrative expenses                          2,230                1,723
                                      ------------------   ------------------
                                                10,364                9,771
                                      ------------------   ------------------
Income from operations                           4,006                2,778
                                      ------------------   ------------------
Other income (expense):
  Interest expense                              (2,073)              (1,886)
  Rental income                                    148                  143
  Miscellaneous                                      4                   33
                                      ------------------   ------------------
                                                (1,921)              (1,710)
                                      ------------------   ------------------
Income before income taxes                       2,085                1,068
Income tax expense                                 834                  427
                                      ------------------   ------------------
Net income and comprehensive income            $ 1,251              $   641
                                      ==================   ==================
Basic and diluted earnings per
 common share                                  $  0.14              $  0.07
                                      ==================   ==================


The accompanying notes are an integral part of these financial statements.



                        JOHN B. SANFILIPPO & SON, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                           (Dollars in thousands)

                                             September 28,       June 29,
                                                   2000            2000
                                             -------------    -----------
ASSETS
CURRENT ASSETS:
  Cash                                            $   627     $    1,113
  Accounts receivable, net                         31,404         24,068
  Inventories                                      97,964        105,760
  Deferred income taxes                               910            910
  Prepaid expenses and other current assets         2,450          2,708
                                             -------------    -----------
TOTAL CURRENT ASSETS                              133,355        134,559
                                             -------------    -----------
PROPERTIES:
  Buildings                                        55,640         55,462
  Machinery and equipment                          79,468         77,108
  Furniture and leasehold improvements              5,288          5,175
  Vehicles                                          4,178          4,163
                                             -------------    -----------
                                                  144,574        141,908
  Less: Accumulated depreciation                   75,845         74,039
                                             -------------    -----------
                                                   68,729         67,869
  Land                                              1,892          1,892
                                             -------------    -----------
                                                   70,621         69,761
                                             -------------    -----------
OTHER ASSETS:
  Goodwill and other intangibles                    5,926          6,129
  Miscellaneous                                     5,251          5,364
                                             -------------    -----------
                                                   11,177         11,493
                                             -------------    -----------
                                                 $215,153       $215,813
                                             =============    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                  $ 30,590       $ 41,874
  Current maturities of long-term debt              5,704          5,702
  Accounts payable                                 19,642         11,851
  Drafts payable                                    8,311          5,747
  Accrued expenses                                 10,018          8,756
  Income taxes payable                                871            461
                                             -------------    -----------
TOTAL CURRENT LIABILITIES                          75,136         74,391
                                             -------------    -----------
LONG-TERM DEBT                                     49,123         51,779
                                             -------------    -----------
LONG-TERM DEFERRED INCOME TAXES                     2,892          2,892
                                             -------------    -----------
STOCKHOLDERS' EQUITY
  Class A Common Stock, cumulative voting
   rights of ten votes per share, $.01 par
   value; 10,000,000 shares authorized,
   3,687,426 issued and outstanding                    37             37
  Common Stock, non-cumulative voting rights
   of one vote per share, $.01 par value;
   10,000,000 shares authorized, 5,461,139
   issued and outstanding                              56             56
  Capital in excess of par value                   57,196         57,196
  Retained earnings                                31,917         30,666
  Treasury stock                                   (1,204)        (1,204)
                                             -------------    -----------
                                                   88,002         86,751
                                             -------------    -----------
                                                 $215,153       $215,813
                                             =============    ===========

The accompanying notes are an integral part of these financial statements.


                        JOHN B. SANFILIPPO & SON, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Dollars in thousands)

                                                 For the Quarter Ended
                                            -------------------------------
                                            September 28,      September 23,
                                                  2000               1999
                                            -------------      -------------
Cash flows from operating activities:
  Net income                                $      1,251           $    641
  Adjustments:
   Depreciation and amortization                   2,085              1,965
   Gain on disposition of properties                  --                (27)
    Change in current assets and
     current liabilities:
      Accounts receivable, net                    (7,336)            (1,283)
      Inventories                                  7,796             13,103
      Prepaid expenses and other
       current assets                                258                (78)
      Accounts payable                             7,791              2,346
      Drafts payable                               2,564                757
      Accrued expenses                             1,262             (1,843)
      Income taxes payable/receivable                410                381
                                            -------------      -------------
  Net cash provided by operating activities       16,081             15,962
                                            -------------      -------------

Cash flows from investing activities:
  Acquisition of properties                       (2,666)            (1,217)
  Proceeds from disposition of properties             --                 27
  Other                                               37                585
                                            -------------      -------------
 Net cash used in investing activities            (2,629)              (605)
                                            -------------      -------------
Cash flows from financing activities:
  Net repayments on notes payable                (11,284)           (12,184)
  Principal payments on long-term debt            (2,654)            (2,691)
                                            -------------      -------------
 Net cash used in financing activities           (13,938)           (14,875)
                                            -------------      -------------

Net (decrease) increase in cash                     (486)               482
Cash:
  Beginning of period                              1,113              1,393
                                            -------------      -------------
  End of period                                 $    627           $  1,875
                                            =============      =============

Supplemental disclosures:
  Interest paid                                 $  2,510           $  2,374
  Taxes paid                                         425                 46


The accompanying notes are an integral part of these financial statements.



                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                        (Dollars in thousands)


Note 1 - Basis of Presentation
------------------------------
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary (collectively, the "Company"). The Company's fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). The fiscal year ending June 28, 2001 will consist of fifty-two weeks, whereas the fiscal year ended June 29, 2000 consisted of fifty-three weeks.

Note 2 - Inventories
--------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:


                                          September 28,     June 29,
                                                2000          2000
                                          -------------     --------
Raw material and supplies                     $ 41,579      $ 56,755
Work-in-process and finished goods              56,385        49,005
                                          -------------     --------
                                              $ 97,964      $105,760
                                          =============     ========


Note 3 - Earnings Per Common Share
----------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:


                             For the Quarter Ended September 28, 2000
                             ----------------------------------------
                                 Income         Shares      Per-Share
                              (Numerator)   (Denominator)     Amount
                             ------------   -------------  ----------
Net Income                        $1,251
Basic Earnings Per Share
  Income available to common
   Stockholders                   $1,251        9,148,565       $0.14
                                                           ==========
Effect of Dilutive Securities
  Stock options                                        --
Diluted Earnings Per Share
  Income available to common
   Stockholders                   $1,251        9,148,565       $0.14
                             ===========    =============  ==========

                             For the Quarter Ended September 23, 1999
                             ----------------------------------------
                                 Income         Shares      Per-Share
                              (Numerator)   (Denominator)     Amount
                             ------------   -------------  ----------
Net Income                          $641
Basic Earnings Per Share
  Income available to common
   Stockholders                      641        9,148,565       $0.07

Effect of Dilutive Securities
  Stock options                                        --
Diluted Earnings Per Share
  Income available to common
   Stockholders                     $641        9,148,565       $0.07
                             ===========    =============  ==========

The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:

                                                        Weighted-Average
                                   Number of Options     Exercise Price
                                   -----------------    ----------------
Quarter Ended September 28, 2000        538,078               $8.12
Quarter Ended September 23, 1999        360,900               $9.40

Note 4 - Recent Accounting Pronouncements
-----------------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138", "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for fiscal 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Based on the Company's current portfolio, the adoption of this statement did not have a material effect on the Company's results of operations, financial condition or cash flows for the first quarter of fiscal 2001, and, due to the nature of the Company's business, is not expected to have a material effect in the foreseeable future.

Note 5 - Management's Statement
-------------------------------
The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The data presented on the balance sheet for the fiscal year ended June 29, 2000 were derived from audited financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders for the year ended June 29, 2000.





Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------

General
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At September 28, 2000, the Company's inventories totaled approximately $98.0 million compared to approximately $105.8 million at June 29, 2000, and approximately $75.9 million at September 23, 1999. The increase in inventories at September 28, 2000 when compared to September 23, 1999 is primarily due to increased levels of pecans on hand because of higher purchases in the 1999 crop year when compared to the preceding year due to a larger crop size. This increase in inventories is partially offset by lower levels of peanuts on hand due to the 2000 crop year peanuts being harvested later in the year compared to 1999. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

The Company's fiscal year ends on the last Thursday of June each year, and references herein to "fiscal" years are to the fiscal years ended in the indicated calendar year (for example, "fiscal 2001" refers to the Company's fiscal year ending June 28, 2001). The Company's fiscal year typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2001 will consist of fifty-two weeks, whereas fiscal 2000 consisted of fifty-three weeks, as the fourth quarter of fiscal 2000 consisted of fourteen, rather than thirteen, weeks.

Results of Operations
---------------------
Net Sales. Net sales increased from approximately $79.5 million for the first quarter of fiscal 2000 to approximately $87.2 million for the first quarter of fiscal 2001, an increase of approximately $7.7 million, or 9.6%. The increase was due primarily to higher unit volume sales to the Company's industrial and retail customers. The increase in retail sales was due primarily to higher unit volume sales of private label products.

Gross Profit. Gross profit for the first quarter of fiscal 2001 increased approximately 14.5% to approximately $14.4 million from approximately $12.5 million for the first quarter of fiscal 2000. Gross profit margin increased from approximately 15.8% for the first quarter of fiscal 2000 to approximately 16.5% for the first quarter of fiscal 2001. The increase in gross profit margin for the first quarter of fiscal 2001 was due primarily to the absorption of manufacturing expenses, a substantial portion of which are fixed in nature, over a larger revenue base.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from approximately 12.3% for the first quarter of fiscal 2000 to approximately 11.9% for the first quarter of fiscal 2001. Selling expenses as a percentage of net sales decreased from approximately 10.1% for the first quarter of fiscal 2000 to approximately 9.3% for the first quarter of fiscal 2001. This decrease was due primarily to absorbing selling expenses over a larger revenue base. Administrative expenses as a percentage of net sales increased from approximately 2.2% for the first quarter of fiscal 2000 to approximately 2.6% for the first quarter of fiscal 2001. The increase in administrative expenses as a percentage of net sales for the quarterly period was due primarily to increases in employee benefit costs due to improved operating results.

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $2.8 million, or 3.5% of net sales, for the first quarter of fiscal 2000, to approximately $4.0 million, or 4.6% of net sales, for the first quarter of fiscal 2001.

Interest Expense. Interest expense increased from approximately $1.9 million for the first quarter of fiscal 2000 to approximately $2.1 million for the first quarter of fiscal 2001. The increase in quarterly interest expense was due primarily to higher average interest rates associated with the Bank Credit Facility, as defined below.

Income Taxes. The Company recorded income tax expense of approximately $0.8 million, or 40.0% of income before income taxes, for the first quarter of fiscal 2001, compared to approximately $0.4 million, or 40.0% of income before income taxes, for the first quarter of fiscal 2000.

Liquidity and Capital Resources
-------------------------------
During the first quarter of fiscal 2001, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately $16.1 million for the first quarter of fiscal 2001 compared to approximately $16.0 million for the first quarter of fiscal 2000. During the first quarter of fiscal 2001, the Company spent approximately $2.7 million in capital expenditures, compared to approximately $1.2 million for the first quarter of fiscal 2000. This increase was due primarily to the addition of processing lines at the Company's facilities. During each of the first quarters of fiscal 2001 and fiscal 2000, the Company repaid approximately $2.7 million of long-term debt.

The Bank Credit Facility is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $62.3 million, in the aggregate, and matures on May 31, 2003, and (ii) a letter of credit of approximately $7.7 million to secure the industrial development bonds, which matures on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 8.07% at September 28, 2000) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of September 28, 2000, the total principal amount outstanding under the Long-Term Financing Facility was approximately $16.0 million.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. As of September 28, 2000, the total principal amount outstanding under the Additional Long-Term Financing was approximately $22.1 million.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company's annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million and prohibits the Company from redeeming shares of capital stock. As of September 28, 2000, the Company was in compliance with all restrictive covenants under its financing facilities.

As of September 28, 2000, the Company had approximately $29.3 million of available credit under the Bank Credit Facility. Approximately $2.7 million was incurred on capital expenditures for the first quarter of fiscal 2001. The Company believes that capital expenditures for fiscal 2001 will be more substantial than in recent years with the planned expansion of its walnut shelling operations at the Gustine, California facility. The Company expects to remain in compliance with all restrictive covenants regarding capital expenditures under its financing facilities. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility (assuming the Company maintains compliance with the restrictive covenants under the Bank Credit Facility currently in effect, or, in the event of any subsequent non-compliance, is able to obtain any necessary waivers) will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

Recent Accounting Pronouncements
--------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138", "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for fiscal 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Based on the Company's current portfolio, the adoption of this statement did not have a material effect on the Company's results of operations, financial condition or cash flows for the first quarter of fiscal 2001, and, due to the nature of the Company's business, is not expected to have a material effect in the foreseeable future.

Forward Looking Statements
--------------------------
The statements contained in this filing which are not historical (including statements concerning the Company's expectations regarding market risk) are "forward looking statements". These forward looking statements, which are generally identified by the use of forward looking words and phrases such as "intend", "may", "believes" and "expects", represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors, including the factors described below under "Factors That May Affect Future Results", that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events which may be subject to circumstances beyond the Company's control. Consequently, results actually achieved may differ materially from the expected results included in these statements.

Factors That May Affect Future Results
--------------------------------------
(a)  Availability of Raw Materials and Market Price Fluctuations
----------------------------------------------------------------
The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans and other nuts are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the United States Department of Agriculture ("USDA") or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. Shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company's inventories and the Company's profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See "General" .

(b) Competitive Environment
---------------------------
The Company operates in a highly competitive environment. The Company's principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than the Company, such as Planters (which has recently agreed to be acquired by Philip Morris Companies Inc. and may be combined with Kraft Foods, Inc.) and Ralcorp Holdings, Inc. The Company also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs.

(c) Fixed Price Commitments
---------------------------
From time to time, the Company enters into fixed price commitments with its customers. Such commitments typically represent approximately 10% of the Company's annual net sales and are normally entered into after the Company's cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. However, the Company expects to continue to enter into fixed price commitments with respect to certain of its nut products prior to fixing its acquisition cost when, in management's judgment, market or crop harvest conditions so warrant. To the extent the Company does so, these fixed price commitments may result in losses. Historically, such losses have generally been offset by gains on other fixed price commitments. However, there can be no assurance that losses from fixed price commitments may not have a material adverse effect on the Company's results of operations.

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


Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURESA ABOUT MARKET RISK
---------------------------------------------------------------------
The Company has not entered into transactions using derivative financial instruments. The Company believes that its exposure to market risk related to its other financial instruments (which are the debt instruments under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources") is not material.


PART II.  OTHER INFORMATION
---------------------------

Item 2 -- Changes in Securities
-------------------------------
As described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" under Part I of this report, there are restrictive covenants under the Company's financing facilities which limit the payment of dividends, such information which is incorporated herein by reference.

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
(a) The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K: There were no Current Reports on Form 8-K filed during the quarter ended September 28, 2000.


                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


										JOHN B. SANFILIPPO & SON, INC.


Date: November  8, 2000                      By: /s/ Gary P. Jensen
                                                 ------------------
                                                 Gary P. Jensen
                                                 Executive Vice President
                                                 Finance and Chief Financial
                                                 Officer



                             EXHIBIT INDEX


Exhibit
Number  Description
------  ---------------------------------------------------------------
2	None

3.1	Restated Certificate of Incorporation of Registrant(2)

3.2	Certificate of Correction to Restated Certificate(2)

3.3	Bylaws of Registrant(1)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

4.3	Second Amended and Restated Note Agreement by and between the
        Registrant and The Prudential Insurance Company of America ("Prudential") dated January 24, 1997 (the "Long-Term Financing Facility")(18)

4.4	7.87% Series A Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.5	8.22% Series B Senior Note dated September 29, 1992 in the original principal amount of $6.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.6	8.22% Series C Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

4.7	8.33% Series D Senior Note dated January 15, 1993 in the original principal amount of $3.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(6)

4.8	6.49% Series E Senior Note dated September 15, 1993 in the original principal amount of $8.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(9)

4.9	8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $8.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(10)

4.10	8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $2.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(10)

4.11	Amended and Restated Guaranty Agreement dated as of October 19, 1993 by Sunshine in favor of Prudential(8)

4.12	Amendment to the Second Amended and Restated Note Agreement dated May
        21, 1997 by and among Prudential, Sunshine and the Registrant(19)

4.13	Amendment to the Second Amended and Restated Note Agreement dated
        March 31, 1998 by and among Prudential, the Registrant, Sunshine, and Quantz Acquisition Co., Inc. ("Quantz") (20)

4.14	Guaranty Agreement dated as of March 31, 1998 by JBS International,
        Inc. ("JBSI") in favor of Prudential(20)

4.15	Amendment and Waiver to the Second Amended and Restated Note
        Agreement dated February 5, 1999 by and among Prudential, the Registrant, Sunshine, JBSI and Quantz(23)

4.16	Note Purchase Agreement dated as of August 30, 1995 between the
        Registrant and Teachers Insurance and Annuity Association of America ("Teachers")(15)

4.17	8.30% Senior Note due 2005 in the original principal amount of $10.0 million dated September 12, 1995 and executed by the Registrant in favor of Teachers(15)

4.18	9.38% Senior Subordinated Note due 2005 in the original principal amount of $15.0 million dated September 12, 1995 and executed by the Registrant in favor of Teachers(15)

4.19	Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of
        Teachers (Senior Notes)(15)

4.20	Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of
        Teachers (Senior Subordinated Notes)(15)

4.21	Amendment, Consent and Waiver dated as of March 27, 1996 by and among
        Teachers, Sunshine and the Registrant(17)

4.22 Amendment No. 2 to Note Purchase Agreement dated as of January 24, 1997 by and among Teachers, Sunshine and the Registrant(18)

4.23	Amendment to Note Purchase Agreement dated May 19, 1997 by and among
        Teachers, Sunshine and the Registrant(20)

4.24	Amendment No. 3 to Note Purchase Agreement dated as of March 31, 1998 by and among Teachers, Sunshine, Quantz and the Registrant(20)

4.25	Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of
        Teachers (Senior Notes) (20)

4.26	Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of
        Teachers (Senior Subordinated Notes) (20)

4.27	Amendment and Waiver to Note Purchase Agreement dated February 5, 1999 by and among Teachers, Sunshine, Quantz, JBSI and the Registrant(23)

4.28	Amendment and Waiver to Note Purchase Agreement dated October 26, 1999 between Teachers and the Registrant(24)

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge
        Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of
        June 1, 1987(1)

10.2	Industrial Building Lease dated as of October 1, 1991 between JesCorp.,
        Inc. and LNB, as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(14)

10.3	Industrial Building Lease (the "Touhy Avenue Lease") dated November 1,
        1985 between Registrant and LNB, as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(11)

10.4	First Amendment to the Touhy Avenue Lease dated June 1, 1987(11)

10.5	Second Amendment to the Touhy Avenue Lease dated December 14, 1990(11)

10.6	Third Amendment to the Touhy Avenue Lease dated September 1, 1991(16)

10.7	Industrial Real Estate Lease (the "Lemon Avenue Lease") dated May 7,
        1991 between Registrant, Majestic Realty Co. and Patrician Associates, Inc.(1)

10.8	First Amendment to the Lemon Avenue Lease dated January 10, 1996(17)

10.9	Mortgage, Assignment of Rents and Security Agreement made on
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

10.14	Ground Lease dated January 1, 1995 between the Registrant and LaSalle
        Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

10.15	Party Wall Agreement dated March 3, 1995 between the Registrant,
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

10.22	John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number
        Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, Mathias Valentine, Mary
        Valentine and Registrant, and Collateral Assignment from Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated
        May 15, 1991, as assignor, and Registrant, as assignee(7)

10.23	Outsource Agreement between the Registrant and Preferred Products,
        Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT REQUESTED](12)

10.24	Letter Agreement between the Registrant and Preferred Products, Inc.
        dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](12)

10.25	The Registrant's 1995 Equity Incentive Plan(13)

10.26	Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(16)

10.27	First Mortgage and Security Agreement (the "ILIC Mortgage") by and
        between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995 and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois (16)

10.28	Assignment of Rents, Leases, Income and Profits dated September 27,
        1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

10.29	Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

10.30	Credit Agreement dated as of March 31, 1998 among the Registrant,
        Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA"), and LNB(20)

10.31	Revolving Credit Note in the principal amount of $35.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of USB, dated as of March 31, 1998(20)

10.32	Revolving Credit Note in the principal amount of $15.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of KNA, dated as of March 31, 1998(20)

10.33	Revolving Credit Note in the principal amount of $20.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of LSB, dated as of March 31, 1998(20)

10.34	The Registrant's 1998 Equity Incentive Plan(22)

10.35	Employment Agreement by and between Sunshine and Steven G. Taylor dated May 1, 1999(25)

10.36	Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A. (replacing KNA)(26)

11      Not applicable

15	Not applicable

18	Not applicable

19	Not applicable

22-24	Not applicable

27	Financial Data Schedule

99	Not applicable



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

(26) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 2000
(Commission file No. 0-19681).



John B. Sanfilippo & Son, Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-Q. The charge for furnishing copies of the exhibits is $.25 per page, plus postage.