Form 10-Q
period 2000-12-28
SANFILIPPO JOHN B & SON INC
filed 2001-02-07
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                     ----------------------------------

                                FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

        For the quarterly period ended December 28, 2000

[   ]	Transition Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

        For the transition period from             to
                                       -----------    -----------
                      Commission file number 0-19681

                      JOHN B. SANFILIPPO & SON, INC.
          (Exact Name of Registrant as Specified in its Charter)

         Delaware                                             36-2419677
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

          Yes   X                          No
              -----                            -----

  As of February 7, 2001, 5,461,139 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares, and 3,687,426 shares of the Registrant's Class A Common Stock, $.01 par value per share, were outstanding.




                   JOHN B. SANFILIPPO & SON, INC.
                   ------------------------------
                       INDEX TO FORM 10-Q
                       ------------------

PART I.  FINANCIAL INFORMATION                                PAGE NO.
------------------------------                                --------

Item 1 -- Consolidated Financial Statements:

Consolidated Statements of Operations for the quarters
 and twenty-six weeks ended December 28, 2000 and
 December 23, 1999                                                  3

Consolidated Balance Sheets as of December 28, 2000
 and June 29, 2000                                                  4

Consolidated Statements of Cash Flows for the twenty-six
 weeks ended December 28, 2000 and December 23, 1999                5

Notes to Consolidated Financial Statements                          6

Item 2 -- Management's Discussion and Analysis of
 Financial Condition and Results of Operations                      8

Item 3 -- Quantitative and Qualitative Disclosures About
 Market Risk                                                       13

PART II.  OTHER INFORMATION
---------------------------

Item 2 -- Changes in Securities                                    14

Item 4 -- Submission of Matters to a Vote of Security Holders      14

Item 6 -- Exhibits and Reports on Form 8-K                         14

SIGNATURE                                                          15
---------

EXHIBIT INDEX                                                      16
-------------

OMITTED FINANCIAL STATEMENTS
----------------------------
None





                   PART I.  FINANCIAL INFORMATION

Item 1 -- Financial Statements
------------------------------
                    JOHN B. SANFILIPPO & SON, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
         (Dollars in thousands, except earnings per share)

                                For the Quarter Ended     For the Twenty-six Weeks Ended
                             --------------------------   ------------------------------
                             December 28,  December 23,     December 28,  December 23,
                                  2000          1999             2000          1999
                             ------------  ------------     ------------  ------------
Net sales                      $115,337      $124,030         $202,520      $203,554
Cost of sales                    93,712       100,505          166,525       167,480
                             ------------  ------------     ------------  ------------
Gross profit                     21,625        23,525           35,995        36,074
                             ------------  ------------     ------------  ------------
Selling expenses                  9,263        11,604           17,397        19,652
Administrative expenses           2,443         2,667            4,673         4,390
                             ------------  ------------     ------------  ------------
                                 11,706        14,271           22,070        24,042
                             ------------  ------------     ------------  ------------
Income from operations            9,919         9,254           13,925        12,032
                             ------------  ------------     ------------  ------------
Other income (expense):
 Interest expense                (2,091)       (1,823)          (4,164)       (3,709)
 Rental income                      128           144              276           287
 Miscellaneous                        3            50                7            83
                             ------------  ------------     ------------  ------------
                                 (1,960)       (1,629)          (3,881)       (3,339)
                             ------------  ------------     ------------  ------------
Income before income taxes        7,959         7,625           10,044         8,693
Income tax expense                3,183         3,050            4,017         3,477
                             ------------  ------------     ------------  ------------
Net income and comprehensive
 income                       $   4,776      $  4,575         $  6,027      $  5,216
                             ============  ============     ============  ============
Basic and diluted earnings
 per common share             $    0.52      $   0.50         $   0.66      $   0.57
                             ============  ============     ============  ============

The accompanying notes are an integral part of these financial statements.



                         JOHN B. SANFILIPPO & SON, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in thousands)

                                         December 28,      June 29,
                                              2000           2000
                                         ------------     ---------
ASSETS
CURRENT ASSETS:
  Cash                                      $  2,374       $  1,113
  Accounts receivable, net                    31,322         24,068
  Inventories                                131,294        105,760
  Deferred income taxes                          910            910
  Prepaid expenses and other
   current assets                              2,108          2,708
                                         ------------     ---------
TOTAL CURRENT ASSETS                         168,008        134,559
                                         ------------     ---------
PROPERTIES:
  Buildings                                   55,674         55,462
  Machinery and equipment                     80,368         77,108
  Furniture and leasehold improvements         5,367          5,175
  Vehicles                                     4,158          4,163
  Construction in progress                       472             --
                                         ------------     ---------
                                             146,039        141,908
  Less:  Accumulated depreciation             77,663         74,039
                                         ------------     ---------
                                              68,376         67,869
  Land                                         1,892          1,892
                                         ------------     ---------
                                              70,268         69,761
                                         ------------     ---------
OTHER ASSETS:
  Goodwill and other intangibles               5,722          6,129
  Miscellaneous                                5,058          5,364
                                         ------------     ---------
                                              10,780         11,493
                                         ------------     ---------
                                            $249,056       $215,813
                                         ============     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                             $ 50,773       $ 41,874
  Current maturities of long-term debt         5,704          5,702
  Accounts payable                            31,808         11,851
  Drafts payable                               6,137          5,747
  Accrued expenses                             8,375          8,756
  Income taxes payable                         2,249            461
                                         ------------     ---------
TOTAL CURRENT LIABILITIES                    105,046         74,391
                                         ------------     ---------
LONG-TERM DEBT                                48,340         51,779
                                         ------------     ---------
LONG-TERM DEFERRED INCOME TAXES                2,892          2,892
                                         ------------     ---------
STOCKHOLDERS' EQUITY
  Class A Common Stock, cumulative
   voting rights of ten votes per
   share, $.01 par value; 10,000,000
   shares authorized, 3,687,426
   issued and outstanding                         37             37
  Common Stock, non-cumulative voting
   rights of one vote per share, $.01
   par value; 10,000,000 shares
   authorized, 5,461,139
   issued and outstanding                         56             56
  Capital in excess of par value              57,196         57,196
  Retained earnings                           36,693         30,666
  Treasury stock                              (1,204)        (1,204)
                                         ------------     ---------
                                              92,778         86,751
                                         ------------     ---------
                                            $249,056       $215,813
                                         ============     =========

The accompanying notes are an integral part of these financial statements.


                      JOHN B. SANFILIPPO & SON, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                        (Dollars in thousands)

                                           For the Twenty-six Weeks Ended
                                       --------------------------------------
                                       December 28, 2000    December 23, 1999
                                       -----------------    -----------------
Cash flows from operating activities:
  Net income                                  $  6,027             $  5,216
  Adjustments:
    Depreciation and amortization                4,204                4,001
    Gain on disposition of properties               (6)                 (58)
    Change in current assets and
     current liabilities:
      Accounts receivable, net                  (7,254)              (6,599)
      Inventories                              (25,534)              (5,101)
      Prepaid expenses and other
       current assets                              600                  268
      Accounts payable                          19,957               15,458
      Drafts payable                               390                2,874
      Accrued expenses                            (381)               2,658
      Income taxes payable/receivable            1,788                2,835
                                       -----------------    -----------------
  Net cash (used in) provided by
   operating activities                           (209)              21,552
                                       -----------------    -----------------

Cash flows from investing activities:
  Acquisition of properties                     (4,151)              (2,081)
  Proceeds from disposition of properties            6                   61
  Other                                            153                1,012
                                       -----------------    -----------------
 Net cash used in investing activities          (3,992)              (1,008)
                                       -----------------    -----------------
Cash flows from financing activities:
  Net borrowings (repayments) on
   notes payable                                 8,899              (16,433)
  Principal payments on long-term debt          (3,437)              (3,490)
                                       -----------------    -----------------
 Net cash provided by (used in)
  financing activities                           5,462              (19,923)
                                       -----------------    -----------------
Net increase in cash                             1,261                  621
Cash:
  Beginning of period                            1,113                1,393
                                       -----------------    -----------------
  End of period                               $  2,374             $  2,014
                                       =================    =================
Supplemental disclosures:
  Interest paid                               $  4,022             $  3,625
  Taxes paid                                     2,229                  771


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

Note 2 - Inventories
--------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:


                                      December 28,       June 29,
                                            2000           2000
                                      ------------       --------
   Raw material and supplies            $ 78,113         $ 56,755
   Work-in-process and finished goods     53,181           49,005
                                      ------------       --------
                                        $131,294         $105,760
                                      ============       ========


Note 3 - Earnings Per Common Share
---------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:


                                  For the Quarter Ended December 28, 2000
                                  ---------------------------------------
                                      Income        Shares     Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                             $4,776
Basic Earnings Per Share
 Income available to common
  stockholders                         $4,776      9,148,565      $0.52

Effect of Dilutive Securities
  Stock options                                          257
Diluted Earnings Per Common Share
 Income available to common
  stockholders                         $4,776      9,148,822      $0.52
                                   ===========  =============  =========

                                  For the Quarter Ended December 23, 1999
                                  ---------------------------------------
                                      Income        Shares     Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                             $4,575
Basic Earnings Per Share
 Income available to common
  stockholders                         $4,575      9,148,565      $0.50

Effect of Dilutive Securities
  Stock options                                           --
Diluted Earnings Per Common Share
 Income available to common
  stockholders                         $4,575      9,148,565      $0.50
                                   ===========  =============  =========

                                        For the Twenty-six Weeks Ended
                                              December 28, 2000
                                   -------------------------------------
                                      Income        Shares     Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                             $6,027
Basic Earnings Per Share
 Income available to common
  stockholders                         $6,027      9,148,565      $0.66

Effect of Dilutive Securities
  Stock options                                          135
Diluted Earnings Per Common Share
 Income available to common
  stockholders                         $6,027      9,148,700      $0.66
                                   ===========  =============  =========


                                        For the Twenty-six Weeks Ended
                                              December 23, 1999
                                   -------------------------------------
                                      Income        Shares     Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                             $5,216
Basic Earnings Per Share
 Income available to common
  stockholders                         $5,216      9,148,565      $0.57

Effect of Dilutive Securities
  Stock options                                           43
Diluted Earnings Per Common Share
 Income available to common
  stockholders                         $5,216      9,148,608      $0.57
                                   ===========  =============  =========


The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:

                                                           Weighted-Average
                                        Number of Options   Exercise Price
                                        -----------------  ----------------
Quarter Ended December 28, 2000              465,404             $7.88
Quarter Ended December 23, 1999              360,900             $9.40
Twenty-six Weeks Ended December 28, 2000     469,610             $7.89
Twenty-six Weeks Ended December 23, 1999     351,922             $9.37

Note 4 - Recent Accounting Pronouncements
-----------------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138", "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for fiscal 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Based on the Company's current portfolio, the adoption of this statement did not have a material effect on the Company's results of operations, financial condition or cash flows for the first twenty-six weeks of fiscal 2001, and, due to the nature of the Company's business, is not expected to have a material effect in the foreseeable future.

Note 5 - Management's Statement
-------------------------------
The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The data presented on the balance sheet for the fiscal year ended June 29, 2000 were derived from audited financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report to Stockholders for the year ended June 29, 2000.





Item 2
------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At December 28, 2000, the Company's inventories totaled approximately $131.3 million compared to approximately $105.8 million at June 29, 2000, and approximately $94.1 million at December 23, 1999. The increase in inventories at December 28, 2000 when compared to December 23, 1999 is primarily due to increased levels of pecans on hand. The great majority of purchases for the 2000 crop year occurred in the second quarter of fiscal 2001 whereas the majority of 1999 crop year purchases occurred in the third quarter of fiscal 2000. An increase in the cost of pecans for the 2000 crop year when compared to the 1999 crop year is also responsible for a portion of the overall increase in inventories. The increase in inventories at December 28, 2000 as compared to June 29, 2000 is primarily responsible for the increase in notes payable and accounts payable at December 28, 2000 as compared to June 29, 2000. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

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

Results of Operations
---------------------
Net Sales. Net sales decreased from approximately $124.0 million for the second quarter of fiscal 2000 to approximately $115.3 million for the second quarter of fiscal 2001, a decrease of approximately $8.7 million, or 7.0%. The decrease was due primarily to lower unit volume sales to retail customers. Net sales decreased from approximately $203.6 million for the twenty-six weeks ended December 23, 1999 to approximately $202.5 million for the twenty-six weeks ended December 28, 2000, a decrease of approximately $1.0 million or 0.5%. Declines in unit volume sales to retail customers, partially offset by higher unit volume sales to the Company's industrial and contract packaging customers, were responsible for the twenty-six week period decrease.

Gross Profit. Gross profit for the second quarter of fiscal 2001 decreased approximately 8.1% to approximately $21.6 million from approximately $23.5 million for the second quarter of fiscal 2000.
Gross profit margin decreased from approximately 19.0% for the second quarter of fiscal 2000 to approximately 18.7% for the second quarter of fiscal 2001. The decrease in gross profit margin for the second quarter of fiscal 2001 was due primarily to the fluctuation in sales mix, as sales to industrial and contract packaging customers generally carry lower margins than sales to retail customers. Gross profit and gross profit margin for the second quarter of fiscal 2000 were also impacted slightly by a reduction in a contingency reserve to a proposed settlement amount. Gross profit for the twenty-six weeks ended December 28, 2000 of approximately $36.0 million compared to approximately $36.1 million for the twenty-six weeks ended December 23, 1999. Gross profit margin of approximately 17.8% for the twenty-six weeks ended December 28, 2000 is relatively unchanged from 17.7% for fiscal 2000.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from approximately 11.5% for the second quarter of fiscal 2000 to approximately 10.1% for the second quarter of fiscal 2001. Selling and administrative expenses as a percentage of net sales decreased from approximately 11.5% for the twenty-six weeks ended December 23, 1999 to approximately 10.9% for the twenty-six weeks ended December 28, 2000. Selling expenses as a percentage of net sales decreased from approximately 9.4% for the second quarter of fiscal 2000 to approximately 8.0% for the second quarter of fiscal 2001. Selling expenses as a percentage of net sales decreased from 9.7% of net sales for the twenty-six weeks ended December 23, 1999 to approximately 8.6% of net sales for the twenty-six weeks ended December 28, 2000. The decrease, for both the quarterly and twenty-six week periods, was due primarily to lower promotional expense due to the decline in sales to retail customers. Administrative expenses as a percentage of net sales remained relatively constant for both the quarterly and twenty-six week periods. Administrative expenses were approximately 2.1% of net sales for the second quarter of fiscal 2001 versus approximately 2.2% of net sales for the second quarter of fiscal 2000. Administrative expenses were 2.3% of net sales for the twenty-six weeks ended December 28, 2000 versus approximately 2.2% for the comparable period of fiscal 2000.

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $9.3 million, or 7.5% of net sales, for the second quarter of fiscal 2000, to approximately $9.9 million, or 8.6% of net sales, for the second quarter of fiscal 2001. For the twenty-six weeks ended December 28, 2000, income from operations increased to approximately $13.9 million, or 6.9% of net sales, from approximately $12.0 million, or 5.9% of net sales, for the twenty-six weeks ended December 23, 1999.

Interest Expense. Interest expense increased from approximately $1.8 million for the second quarter of fiscal 2000 to approximately $2.1 million for the second quarter of fiscal 2001. For the twenty-six weeks ended December 28, 2000, interest expense was approximately $4.2 million, compared to approximately $3.7 million for the twenty-six weeks ended December 23, 1999. The increases in interest expense, for both the quarterly and twenty-six week periods, was due primarily to higher average levels of borrowings due to the higher levels of inventories and higher interest rates associated with the Bank Credit Facility, as defined below.

Income Taxes. Income tax expense was approximately $3.2 million, or 40.0% of income before income taxes, for the second quarter of fiscal 2001, compared to approximately $3.1 million, or 40.0% of income before income taxes, for the second quarter of fiscal 2000. For the twenty-six weeks ended December 28, 2000, income tax expense was approximately $4.0 million, or 40.0% of income before income taxes, compared to approximately $3.5 million, or 40.0% of income before income taxes, for the twenty-six weeks ended December 23, 1999.

Liquidity and Capital Resources
-------------------------------
During the second quarter of fiscal 2001, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing").

Net cash used in operating activities was approximately $0.2 million for the first twenty-six weeks of fiscal 2001 compared to cash provided by operating activities of approximately $21.6 million for the first twenty-six weeks of fiscal 2000. The decrease in cash provided by operating activities was due primarily to higher purchases of inventories in fiscal 2001 when compared to fiscal 2000. During the first twenty-six weeks of fiscal 2001, the Company spent approximately $4.2 million in capital expenditures, compared to approximately $2.1 million for the first twenty-six weeks of fiscal 2000. This increase was due primarily to the addition of processing lines at the Company's facilities and the beginning of the expansion of the Company's walnut shelling operations at its Gustine, California facility. During the first twenty-six weeks of fiscal 2001, the Company repaid approximately $3.4 million of long-term debt, compared to approximately $3.5 million for the first twenty-six weeks of fiscal 2000.

The Bank Credit Facility is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $62.3 million, in the aggregate, and matures on May 31, 2003, and (ii) a letter of credit of approximately $7.7 million to secure the industrial development bonds, which matures on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 7.91% at December 28, 2000) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of December 28, 2000, the total principal amount outstanding under the Long-Term Financing Facility was approximately $15.3 million.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. As of December 28, 2000, the total principal amount outstanding under the Additional Long-Term Financing was approximately $22.1 million.

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

As of December 28, 2000, the Company had approximately $9.3 million of available credit under the Bank Credit Facility. Approximately $4.2 million was incurred on capital expenditures for the first twenty-six weeks of fiscal 2001. The Company believes that capital expenditures for the remainder of fiscal 2001 will be more substantial than in recent years with the planned expansion of its walnut shelling operations at the Gustine, California facility. The Company expects to remain in compliance with all restrictive covenants regarding capital expenditures under its financing facilities. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility (assuming the Company maintains compliance with the restrictive covenants under the Bank Credit Facility currently in effect, or, in the event of any subsequent non-compliance, is able to obtain any necessary waivers) will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

Recent Accounting Pronouncements
--------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138", "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for fiscal 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Based on the Company's current portfolio, the adoption of this statement did not have a material effect on the Company's results of operations, financial condition or cash flows for the first twenty-six weeks of fiscal 2001, and, due to the nature of the Company's business, is not expected to have a material effect in the foreseeable future.

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

(b) Competitive Environment
---------------------------
The Company operates in a highly competitive environment. The Company's principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than the Company, such as Planters (which was recently acquired by Philip Morris Companies Inc. and may be combined with Kraft Foods, Inc.) and Ralcorp Holdings, Inc. The Company also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs.

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

Item 4 -- Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
The Company's 2000 Annual Meeting of Stockholders was held on October 26, 2000 for the purpose of (i) electing those directors entitled to be elected by the holders of the Company's Class A Common Stock, (ii) electing those directors entitled to be elected by the holders of the Company's Common Stock, (iii) ratifying the action of the Company's Board of Directors in appointing PricewaterhouseCoopers LLP as independent accountants for fiscal 2001, (iv) approving an amendment to the 1998 Equity Incentive Plan to increase the number of authorized shares under the plan from 350,000 to 700,000, and (v) transacting such other business properly brought before the meeting. The meeting proceeded and (i) the holders of Class A Common Stock elected Jasper B. Sanfilippo, Mathias A. Valentine, Michael J. Valentine, Jeffrey T. Sanfilippo and Timothy R. Donovan to serve on the Company's Board of Directors by a unanimous vote of 3,687,426 votes cast for, representing 100% of the then outstanding shares of Class A Common Stock, (ii) the holders of Common Stock elected John W. A. Buyers by a vote of 3,423,203 votes cast for and 473,894 votes withheld, (iii) the holders of Common Stock elected Governor James R. Edgar by a vote of 3,423,203 votes cast for and 473,894 votes withheld, (iv) the holders of Class A Common Stock and Common Stock ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal 2001 by a total of 40,754,934 votes cast for ratification, 15,400 votes against ratification and 1,023 abstentions, and (v) the holders of Class A Common Stock and Common Stock approved an amendment to the 1998 Equity Incentive Plan to increase the number of authorized shares under the plan from 350,000 to 700,000 by a total of 38,768,454 votes cast for approval, 857,713 votes against approval and 3,406 votes withheld.

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
(a) The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed during the quarter ended December 28, 2000.

     (1) On October 5, 2000, the Company reported that as of October 3, 2000, Steven G. Taylor, Executive Vice President, had requested and been granted an extended leave of absence.

     (2) On December 1, 2000, the Company reported that as of November
         30, 2000, Gary P. Jensen, Executive Vice President Finance and Chief Financial Officer was resigning effective December 8, 2000 and that Michael J. Valentine, Senior Vice President and Secretary, was appointed as interim acting chief financial officer.





                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JOHN B. SANFILIPPO & SON, INC.


Date: February  7, 2001                By: /s/ Michael J. Valentine
                                           ------------------------
                                           Michael J. Valentine
                                           Chief Financial Officer
                                            and Secretary




                                EXHIBIT INDEX


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

  4.25 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Notes)(20)

  4.26 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Subordinated Notes)(20)

  4.27 Amendment and Waiver to Note Purchase Agreement dated February 5, 1999 by and among Teachers, Sunshine, Quantz, JBSI and the Registrant(23)

  4.28 Amendment and Waiver to Note Purchase Agreement dated October 26, 1999 between Teachers and the Registrant(24)

 10.1 Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1,1987(1)

 10.2 Industrial Building Lease dated as of October 1, 1991 between JesCorp., Inc. and LNB, as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(14)

 10.3     Industrial Building Lease (the "Touhy Avenue Lease") dated
          November 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(11)

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

 10.35    First Amendment to the Registrant's 1998 Equity Incentive Plan

 10.36 Employment Agreement by and between Sunshine and Steven G. Taylor dated May 1, 1999(25)

 10.37 Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A. (replacing KNA)(26)

 11       Not applicable

 15       Not applicable

 18       Not applicable

 19       Not applicable

 22-24    Not applicable

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