Form 10-Q
period 2001-03-29
SANFILIPPO JOHN B & SON INC
filed 2001-05-10
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                      ----------------------------------

                                 FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

             For the quarterly period ended March 29, 2001

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

   As of May 10, 2001, 5,461,139 shares of the Registrant's Common
Stock, $.01 par value per share, excluding 117,900 treasury shares, and 3,687,426 shares of the Registrant's Class A Common Stock, $.01 par value per share, were outstanding.






                     JOHN B. SANFILIPPO & SON, INC.
                     ------------------------------
                           INDEX TO FORM 10-Q
                           ------------------

                                                                 PAGE NO.
PART I.  FINANCIAL INFORMATION                                   --------
------------------------------
Item 1 -- Consolidated Financial Statements (Unaudited):

Consolidated Statements of Operations for the quarters and
 thirty-nine weeks ended March 29, 2001 and March 23, 2000           3

Consolidated Balance Sheets as of March 29, 2001
 and June 29, 2000                                                   4

Consolidated Statements of Cash Flows for the thirty-nine
 weeks ended March 29, 2001 and March 23, 2000                       5

Notes to Consolidated Financial Statements                           6

Item 2 -- Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                 8

Item 3 -- Quantitative and Qualitative Disclosures About
 Market Risk                                                        13

II.  OTHER INFORMATION
----------------------
Item 2 -- Changes in Securities                                     14

Item 6 -- Exhibits and Reports on Form 8-K                          14

SIGNATURE                                                           15
---------
EXHIBIT INDEX                                                       16
-------------
OMITTED FINANCIAL STATEMENTS
----------------------------
None


PART I.  FINANCIAL INFORMATION

Item 1 -- Financial Statements (Unaudited)

                      JOHN B. SANFILIPPO & SON, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
            (Dollars in thousands, except earnings per share)

                             For the Quarter Ended   For the Thirty-nine Weeks Ended
                             ---------------------   -------------------------------
                              March 29,  March 23,        March 29,      March 23,
                                 2001       2000             2001           2000
                              ---------  ---------       ----------     ----------
Net sales                      $64,011    $51,466         $264,944       $253,530
Cost of sales                   53,401     41,625          219,926        209,105
                              ---------  ---------       ----------     ----------
Gross profit                    10,610      9,841           45,018         44,425
                              ---------  ---------       ----------     ----------
Selling expenses                 6,097      5,919           21,907         24,081
Administrative expenses          2,173      1,857            6,846          6,247
                              ---------  ---------       ----------     ----------
                                 8,270      7,776           28,753         30,328
                              ---------  ---------       ----------     ----------
Income from operations           2,340      2,065           16,265         14,097
                              ---------  ---------       ----------     ----------
Other income (expense):
 Interest expense               (2,252)    (1,991)          (6,416)        (5,700)
 Rental income                     160        108              436            395
 Miscellaneous                       7          4               14             87
                              ---------   --------       ----------     ----------
                                (2,085)    (1,879)          (5,966)        (5,218)
                              ---------  ---------       ----------     ----------
Income before income taxes         255        186           10,299          8,879
Income tax expense                 102         75            4,119          3,552
                              ---------  ---------       ----------     ----------
Net income and comprehensive
 income                        $   153    $   111         $  6,180       $  5,327
                              =========  =========       ==========     ==========
Basic and diluted earnings
 per common share              $  0.02    $  0.01         $   0.68       $   0.58
                              =========  =========       ==========     ==========


The accompanying notes are an integral part of these financial statements.



                    JOHN B. SANFILIPPO & SON, INC.
                     CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands)

                                         (Unaudited)
                                       March 29, 2001   June 29, 2000
                                       --------------   -------------
ASSETS
CURRENT ASSETS:
 Cash                                       $  1,282        $  1,113
 Accounts receivable, net                     20,519          24,068
 Inventories                                 120,347         105,760
 Deferred income taxes                           910             910
 Prepaid expenses and other
  current assets                               2,732           2,708
                                       --------------   -------------
TOTAL CURRENT ASSETS                         145,790         134,559
                                       --------------   -------------
PROPERTIES:
 Buildings                                    55,630          55,462
 Machinery and equipment                      80,923          77,108
 Furniture and leasehold
  improvements                                 5,402           5,175
 Vehicles                                      4,081           4,163
 Construction in progress                      1,897              --
                                       --------------   -------------
                                             147,933         141,908
 Less: Accumulated depreciation               79,437          74,039
                                       --------------   -------------
                                              68,496          67,869
 Land                                          1,892           1,892
                                       --------------   -------------
                                              70,388          69,761
                                       --------------   -------------
OTHER ASSETS:
 Goodwill and other intangibles                5,519           6,129
 Miscellaneous                                 5,533           5,364
                                       --------------   -------------
                                              11,052          11,493
                                       --------------   -------------
                                            $227,230        $215,813
                                       ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable                              $ 53,079        $ 41,874
 Current maturities of long-term debt          5,696           5,702
 Accounts payable                              9,282          11,851
 Drafts payable                                7,435           5,747
 Accrued expenses                              8,143           8,756
 Income taxes payable                            655             461
                                       --------------   -------------
TOTAL CURRENT LIABILITIES                     84,290          74,391
                                       --------------   -------------
LONG-TERM DEBT                                47,118          51,779
                                       --------------   -------------
LONG-TERM DEFERRED INCOME TAXES                2,892           2,892
                                       --------------   -------------
STOCKHOLDERS' EQUITY
 Class A Common Stock, cumulative
  voting rights of ten votes per
  share, $.01 par value; 10,000,000
  shares authorized, 3,687,426
  issued and outstanding                          37              37
 Common Stock, non-cumulative voting
  rights of one vote per share, $.01
  par value; 10,000,000 shares
  authorized, 5,461,139 issued
  and outstanding                                 56              56
 Capital in excess of par value               57,196          57,196
 Retained earnings                            36,845          30,666
 Treasury stock                               (1,204)         (1,204)
                                       --------------   -------------
                                              92,930          86,751
                                       --------------   -------------
                                            $227,230        $215,813
                                       ==============   =============

The accompanying notes are an integral part of these financial statements.


                        JOHN B. SANFILIPPO & SON, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                           (Dollars in thousands)

                                          For the Thirty-nine Weeks Ended
                                          -------------------------------
                                           March 29, 2001  March 23, 2000
                                           --------------  --------------
Cash flows from operating activities:
 Net income                                     $  6,180        $  5,327
 Adjustments:
  Depreciation and amortization                    6,335           5,977
  Gain on disposition of properties                   (6)            (58)
  Change in current assets and current
   liabilities:
    Accounts receivable, net                       3,549           9,913
    Inventories                                  (14,587)        (27,841)
    Prepaid expenses and other current
     assets                                          (24)           (206)
    Accounts payable                              (2,569)          2,232
    Drafts payable                                 1,688             703
    Accrued expenses                                (613)           (100)
    Income taxes payable                             194             865
                                           --------------  --------------
 Net cash provided (used in) by operating
  activities                                         147          (3,188)
                                           --------------  --------------
Cash flows from investing activities:
 Acquisition of properties                        (6,123)         (2,744)
 Proceeds from disposition of properties               6              61
 Other                                              (399)            927
                                           --------------  --------------
 Net cash used in investing activities            (6,516)         (1,756)
                                           --------------  --------------
Cash flows from financing activities:
 Net borrowings on notes payable                  11,205           9,023
 Principal payments on long-term debt             (4,667)         (4,717)
                                           --------------  --------------
 Net cash provided by financing activities         6,538           4,306
                                           --------------  --------------
Net increase (decrease) in cash                      169            (638)
Cash:
 Beginning of period                               1,113           1,393
                                           --------------  --------------
 End of period                                  $  1,282        $    755
                                           ==============  ==============
Supplemental disclosures:
 Interest paid                                  $  6,668        $  5,889
 Taxes paid                                        3,925           2,816

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

Note 2 - Inventories
--------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:


                                       March 29,   June 29,
                                          2001       2000
                                       ---------   --------
 Raw material and supplies              $ 57,000   $ 56,755
 Work-in-process and finished goods       63,347     49,005
                                       ---------   --------
                                        $120,347   $105,760
                                       =========   ========

Note 3 - Earnings Per Common Share
----------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:

                                 For the Quarter Ended March 29, 2001
                                 ------------------------------------
                                    Income       Shares     Per-Share
                                 (Numerator) (Denominator)    Amount
                                 ----------- -------------  ---------
Net income                            $153
Basic earnings per share
 Income available to common
  stockholders                        $153      9,148,565      $0.02
Effect of dilutive securities
 Stock options                                      2,669
Diluted earnings per common share
 Income available to common
  stockholders                        $153      9,151,234      $0.02
                                 =========== =============  =========


                                 For the Quarter Ended March 23, 2000
                                 ------------------------------------
                                    Income       Shares     Per-Share
                                 (Numerator) (Denominator)    Amount
                                 ----------- -------------  ---------
Net income                            $111
Basic earnings per share
 Income available to common
  stockholders                        $111      9,148,565      $0.01
Effect of dilutive securities
 Stock options                                      2,066
Diluted earnings per common share
 Income available to common
  stockholders                        $111      9,150,631      $0.01
                                 =========== =============  =========


                                    For the Thirty-nine Weeks Ended
                                           March 29, 2001
                                 ------------------------------------
                                    Income       Shares     Per-Share
                                 (Numerator) (Denominator)    Amount
                                 ----------- -------------  ---------

Net income                          $6,180
Basic earnings per share
 Income available to common
  stockholders                      $6,180      9,148,565      $0.68
Effect of dilutive securities
 Stock options                                        975
Diluted earnings per common share
 Income available to common
  stockholders                      $6,180      9,149,540      $0.68
                                 =========== =============  =========



                                    For the Thirty-nine Weeks Ended
                                           March 23, 2000
                                 ------------------------------------
                                    Income       Shares     Per-Share
                                 (Numerator) (Denominator)    Amount
                                 ----------- -------------  ---------
Net income                           $5,327
 Income available to common
  stockholders                       $5,327     9,148,565      $0.58
Effect of dilutive securities
 Stock options                                        148
Diluted earnings per common share
 Income available to common
  stockholders                       $5,327     9,148,713      $0.58
                                 =========== =============  =========


The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:

                                           Number      Weighted-Average
                                         of Options     Exercise Price
                                         ----------    ----------------
Quarter Ended March 29, 2001               403,928           $8.32
Quarter Ended March 23, 2000               397,631           $8.79
Thirty-nine Weeks Ended March 29, 2001     469,137           $8.10
Thirty-nine Weeks Ended March 23, 2000     379,589           $8.98

Note 4 - Recent Accounting Pronouncements
-----------------------------------------
Certain issues addressed in Emerging Issues Task Force 00-22 became effective for the third quarter of fiscal 2001. Customer rebates, which the Company had recorded as selling expenses, are now required to be accounted for as reductions to revenue. Rebates reported as an expense in prior period financial statements have been reclassified as reductions to revenue. There is no effect on the Company's net income or financial position.

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





Item 2
------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

General
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At March 29, 2001, the Company's inventories totaled approximately $120.3 million compared to approximately $105.8 million at June 29, 2000, and approximately $116.9 million at March 23, 2000. The increase in inventories at March 29, 2001 when compared to March 23, 2000 is primarily due to increased levels of pecans on hand. The increase in inventories at March 29, 2001 as compared to June 29, 2000 is primarily responsible for the increase in notes payable at March 29, 2001 as compared to June 29, 2000. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

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

Results of Operations
---------------------
Net Sales. Net sales increased from approximately $51.5 million for the third quarter of fiscal 2000 to approximately $64.0 million for the third quarter of fiscal 2001, an increase of approximately $12.5 million, or 24.4%. The increase was due primarily to higher unit volume sales across most of the Company's distribution channels, especially private label sales to retail customers. Net sales increased from approximately $253.5 million for the thirty-nine weeks ended March 23, 2000 to approximately $264.9 million for the thirty-nine weeks ended March 29, 2001, an increase of approximately $11.7 million or 4.5%. Higher unit volume sales to the Company's industrial and contract packaging customers were responsible for the thirty-nine week period increase.

Gross Profit. Gross profit for the third quarter of fiscal 2001 increased approximately 7.8% to approximately $10.6 million from approximately $9.8 million for the third quarter of fiscal 2000. Gross profit margin decreased from approximately 19.1% for the third quarter of fiscal 2000 to approximately 16.6% for the third quarter of fiscal 2001. The decrease in gross profit margin for the third quarter of fiscal 2001 was due primarily to the fluctuation in sales mix, as private label sales to retail customers (the primary source of the increase in quarterly sales) generally carry lower margins than sales of branded products to retail customers. Gross profit for the thirty-nine weeks ended March 29, 2001 increased approximately 1.3% to approximately $45.0 million from approximately $44.4 million for the thirty-nine weeks ended March 23, 2000. Gross profit margin of approximately 17.0% for the thirty-nine weeks ended March 29, 2001 is relatively unchanged from approximately 17.5% for the thirty-nine weeks ended March 23, 2000.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from approximately 15.1% for the third quarter of fiscal 2000 to approximately 12.9% for the third quarter of fiscal 2001. Selling and administrative expenses as a percentage of net sales decreased from approximately 12.0% for the thirty-nine weeks ended March 23, 2000 to approximately 10.9% for the thirty-nine weeks ended March 29, 2001. Selling expenses as a percentage of net sales decreased from approximately 11.5% for the third quarter of fiscal 2000 to approximately 9.5% for the third quarter of fiscal 2001. Selling expenses as a percentage of net sales decreased from approximately 9.5% of net sales for the thirty-nine weeks ended March 23, 2000 to approximately 8.3% of net sales for the thirty-nine weeks ended March 29, 2001. The decrease for the quarterly period was due primarily to spreading selling expenses, some of which are of a fixed nature, over a larger revenue base. The decrease for the thirty-nine week period was due to lower promotional expenses. Administrative expenses as a percentage of net sales remained relatively constant for both the quarterly and thirty-nine week periods. Administrative expenses were approximately 3.4% of net sales for the third quarter of fiscal 2001 versus approximately 3.6% of net sales for the third quarter of fiscal 2000. Administrative expenses were 2.6% of net sales for the thirty-nine weeks ended March 29, 2001 versus approximately 2.5% for the comparable period of fiscal 2000.

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $2.1 million, or 4.0% of net sales, for the third quarter of fiscal 2000, to approximately $2.3 million, or 3.7% of net sales, for the third quarter of fiscal 2001.
For the thirty-nine weeks ended March 29, 2001, income from operations increased to approximately $16.3 million, or 6.1% of net sales, from approximately $14.1 million, or 5.6% of net sales, for the thirty-nine weeks ended March 23, 2000.

Interest Expense. Interest expense increased from approximately $2.0 million for the third quarter of fiscal 2000 to approximately $2.3 million for the third quarter of fiscal 2001. For the thirty-nine weeks ended March 29, 2001, interest expense was approximately $6.4 million, compared to approximately $5.7 million for the thirty-nine weeks ended March 23, 2000. The increases in interest expense, for both the quarterly and thirty-nine week periods, was due primarily to higher average levels of borrowings due to the higher levels of inventories and higher interest rates associated with the Bank Credit Facility described.

Income Taxes. Income tax expense was approximately $0.1 million for the third quarter of fiscal 2001 compared to approximately $.08 million for the third quarter of fiscal 2000, or 40.0% of income before income taxes, for both quarters. For the thirty-nine weeks ended March 29, 2001, income tax expense was approximately $4.1 million, or 40.0% of income before income taxes, compared to approximately $3.6 million, or 40.0% of income before income taxes, for the thirty-nine weeks ended March 23, 2000.

Liquidity and Capital Resources
-------------------------------
During the third quarter of fiscal 2001, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and a long-term financing arrangement entered into in 1995 (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately $0.1 million for the first thirty-nine weeks of fiscal 2001 compared to cash used in operating activities of approximately $3.2 million for the first thirty-nine weeks of fiscal 2000. The increase in cash provided by operating activities was due primarily to lower purchases of pecans in fiscal 2001 when compared to fiscal 2000. During the first thirty-nine weeks of fiscal 2001, the Company spent approximately $6.1 million in capital expenditures, compared to approximately $2.7 million for the first thirty-nine weeks of fiscal 2000. This increase was due primarily to the addition of processing lines at the Company's facilities and the beginning of the expansion of the Company's walnut shelling operations at its Gustine, California facility. During the first thirty-nine weeks of fiscal 2001, the Company repaid approximately $4.7 million of long-term debt, the same as the amount repaid for the first thirty-nine weeks of fiscal 2000.

The Bank Credit Facility is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $62.3 million, in the aggregate, and matures on May 31, 2003, and (ii) a letter of credit of approximately $7.7 million to secure the industrial development bonds, which matures on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 6.54% at March 29, 2001) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate. As of March 29, 2001, the Company had approximately $8.3 million of available credit under the Bank Credit Facility. Approximately $6.1 million was incurred on capital expenditures for the first thirty-nine weeks of fiscal 2001.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of March 29, 2001, the total principal amount outstanding under the Long-Term Financing Facility was approximately $14.2 million.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. As of March 29, 2001, the total principal amount outstanding under the Additional Long-Term Financing was approximately $22.1 million.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company's annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million and prohibits the Company from redeeming shares of capital stock. As of March 29, 2001, the Company was in compliance with all restrictive covenants under its financing facilities.

The Company expects to remain in compliance with all restrictive covenants under its financing facilities. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility (assuming the Company maintains compliance with the restrictive covenants under the Bank Credit Facility currently in effect, or, in the event of any subsequent non-compliance, is able to obtain any necessary waivers) will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

Recent Accounting Pronouncements
--------------------------------
Certain issues addressed in Emerging Issues Task Force 00-22 became effective for the third quarter of fiscal 2001. Customer rebates, which the Company had recorded as selling expenses, are now required to be accounted for as reductions to revenue. Rebates reported as an expense in prior period financial statements have been reclassified as reductions to revenue. There is no effect on the Company's net income or financial position.

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

(b) Competitive Environment
---------------------------
The Company operates in a highly competitive environment. The Company's principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than the Company, such as Planters and Ralcorp Holdings, Inc. The Company also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs.

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

The 1996 Farm Bill extended the federal support and subsidy program for peanuts for seven years. However, there are no assurances that Congress will not change or eliminate the program prior to its scheduled expiration. From time to time, including recently, various lawmakers have argued for termination of the federal support and subsidy program. In addition, the federal Commission on 21st Century Production Agriculture recently recommended that a number of options be examined, including a reduction of the quota system. Changes in or termination of the federal peanut program could significantly affect the supply of, and price for, peanuts. While the Company has successfully operated in a market shaped by the federal peanut program for many years, the Company believes that it could adapt to a market without federal regulation if that were to become necessary. However, the Company has no experience in operating in such a peanut market, and no assurances can be given that the elimination or modification of the federal peanut program would not adversely affect the Company's business. In addition, under the North American Free Trade Agreement and other trade pacts, U.S. tariffs on peanuts from Mexico are expected to be lowered over the next few years. Future changes in import quota limitations or the quota support price for peanuts at a time when the Company is maintaining a significant inventory of peanuts or has significant outstanding purchase commitments could adversely affect the Company's business by lowering the market value of the peanuts in its inventory or the peanuts which it is committed to buy. While the Company believes that its ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that future changes in, or the elimination of, the federal peanut program or import quotas will not adversely affect the Company's business.


Item 3
------
Quantitative and Qualitative Disclosures About Market Risk
-----------------------------------------------------------
The Company has not entered into transactions using derivative financial instruments. The Company believes that its exposure to market risk related to its other financial instruments (which are the debt instruments under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") is not material.


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

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed during the quarter ended March 29, 2001:

   (1) On January 30, 2001, the Company reported that as of January 25, 2001, Michael J. Valentine was elected as chief financial officer.





                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JOHN B. SANFILIPPO & SON, INC.
Date: May 10, 2001                        By:  /s/ Michael J. Valentine
                                               ------------------------
                                               Michael J. Valentine
                                               Chief Financial Officer
                                                and Secretary




                             EXHIBIT INDEX
                             -------------

Exhibit
Number    Description
-------   ----------------------------------------------------------------
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

  4.12    Amendment to the Second Amended and Restated Note Agreement dated
          May 21, 1997 by and among Prudential, Sunshine and the Registrant(19)

  4.13 Amendment to the Second Amended and Restated Note Agreement dated March 31, 1998 by and among Prudential, the Registrant, Sunshine and Quantz Acquisition Co., Inc. ("Quantz") (20)

  4.14 Guaranty Agreement dated as of March 31, 1998 by JBS International, Inc. ("JBSI") in favor of Prudential(20)

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

 10.26 Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(16)

 10.27 First Mortgage and Security Agreement (the "ILIC Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995 and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois(16)

 10.28 Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

 10.29 Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

 10.30 Credit Agreement dated as of March 31, 1998 among the Registrant, Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA") and LNB(20)

 10.31 Revolving Credit Note in the principal amount of $35.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of USB, dated as of March 31, 1998(20)

 10.32 Revolving Credit Note in the principal amount of $15.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of KNA, dated as of March 31, 1998(20)

 10.33 Revolving Credit Note in the principal amount of $20.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of LSB, dated as of March 31, 1998(20)

 10.34    The Registrant's 1998 Equity Incentive Plan(22)

 10.35    First Amendment to the Registrant's 1998 Equity Incentive Plan(26)

 10.36 Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A. (replacing KNA)(25)

 11       Not applicable

 15       Not applicable

 18       Not applicable

 19       Not applicable

 22-24    Not applicable

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

(25)	Incorporated by reference to the Registrant's Annual Report on Form
10-K for the fiscal year ended June 29, 2000 (Commission file
No. 0-19681).

(26)	Incorporated by reference to the Registrant's Quarterly Report on
Form 10-Q for the second quarter ended December 28, 2000 (Commission file No. 0-19681).



John B. Sanfilippo & Son, Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-Q. The charge for furnishing copies of the exhibits is $.25 per page, plus postage.