Form 10-K
period 2001-06-28
SANFILIPPO JOHN B & SON INC
filed 2001-09-19
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                      ----------------------------------

                                 FORM 10-K
(Mark One)
[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 28, 2001
                                              -------------

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ].

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

  As of August 31, 2001, 5,579,039 shares of the Company's Common
Stock, $.01 par value ("Common Stock"), including 117,900 treasury shares, and 3,687,426 shares of the Company's Class A Common Stock, $.01 par value ("Class A Stock"), were outstanding. On that date, the aggregate market value of voting stock (based upon the last sale price of the registrant's Common Stock on August 31, 2001) held by non-affiliates of the registrant was $30,664,823 (4,986,150 shares at $6.15 per share).

Documents Incorporated by Reference:
------------------------------------
Portions of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 30, 2001 are incorporated by reference into Part III of this Report.


                                 PART I
                                 ------
Item 1 -- Business

a. General Development of Business
----------------------------------
   (i)   Background

John B. Sanfilippo & Son, Inc. (the "Company" or "JBSS") was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the terms "Company" or "JBSS" refer collectively to John B. Sanfilippo & Son, Inc. and its wholly owned subsidiary. On June 25, 1999 the Company dissolved two (Sunshine Nut Co., Inc. and Quantz Acquisition Co., Inc.) of its three wholly owned subsidiaries and merged such subsidiaries into
John B. Sanfilippo & Son, Inc.   References herein to fiscal 2001
are to the fiscal year ended June 28, 2001. References herein to fiscal 2000 are to the fiscal year ended June 29, 2000. References herein to fiscal 1999 are to the fiscal year ended June 24, 1999.

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


b. Narrative Description of Business
------------------------------------
   (i)    General
   --------------
The Company is a processor, packager, marketer and distributor of shelled and inshell nuts. The Company also markets and distributes, and, in most cases manufactures or processes, a diverse product line of food and snack items including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products.

   (ii)   Principal Products
   -------------------------
         (A)  Raw and Processed Nuts
         ---------------------------
The Company's principal products are raw and processed nuts. These products accounted for approximately 87.5%, 86.3% and 84.5% of the Company's gross sales for fiscal 2001, fiscal 2000 and fiscal
1999, respectively.   The nut product line includes peanuts,
almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. The Company's nut products are sold in numerous package styles and sizes, from poly-cellophane packages, composite cans, vacuum packed tins, plastic jars and glass jars for retail sales, to large cases and sacks for bulk sales to industrial, food service and government customers. In addition, the Company offers its nut products in a variety of different styles and seasonings, including natural (with skins), blanched (without skins), oil roasted, dry roasted, unsalted, honey roasted, butter toffee, praline and cinnamon toasted. The Company sells its products domestically to retailers and wholesalers as well as to industrial, food service and government customers. The Company also sells certain of its products to foreign customers in the retail, food service and industrial markets.

The Company acquires a substantial portion of its peanut, pecan, almond and walnut requirements directly from domestic growers.
The balance of the Company's raw nut supply is purchased from importers and domestic processors. In fiscal 2001, the majority of the Company's peanuts, pecans and walnuts were shelled by the Company at its four shelling facilities while the remainder were purchased shelled from processors and growers. See "Raw Materials and Supplies" and Item 2 -- "Properties -- Manufacturing Capability, Technology and Engineering" below.

         (B)  Peanut Butter
         ------------------
The Company manufactures and markets peanut butter in several sizes and varieties, including creamy, crunchy and natural. Peanut butter accounted for approximately 3.7%, 3.8% and 4.4% of the Company's gross sales for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Approximately 2.3% of the Company's peanut butter products was sold during fiscal 1999 to the United States Department of Agriculture ("USDA") and other government agencies, with the remaining percentage sold under private labels.

         (C)  Candy and Confections
         --------------------------
The Company markets and distributes a wide assortment of candy and confections, including such items as wrapped hard candy, gummies, ju-ju's, brand name candies, chocolate peanut butter cups, peanut clusters, pecan patties and sugarless candies. Candy and confections accounted for approximately 2.9%, 2.8% and 2.8% of the Company's gross sales for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Most of these products are purchased from various candy manufacturers and sold to retailers in bulk or retail packages under private labels or the Evon's brand.

         (D)  Other Products
         -------------------
The Company also markets and distributes, and in many cases processes and manufactures, a wide assortment of other food and snack products. These products accounted for approximately 5.9%, 7.1% and 8.3% of the Company's gross sales for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. These other products include: natural snacks, trail mixes and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients (including chocolate chips, peanut butter chips, flaked coconut and chopped, diced, crushed and sliced nuts) sold to retailers, wholesalers, industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of corn snacks, sunflower seeds, party mixes, sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.

   (iii)  Customers
   ----------------
The Company sells its products to approximately 9,000 retail, wholesale, industrial, government and food service customers on a national level. Retailers of the Company's products include grocery chains, mass merchandisers and membership clubs. The Company markets many of its products directly to approximately 1,700 retail stores in Illinois and eight other states through its store-door delivery system discussed below. Wholesale grocery companies purchase products from the Company for resale to regional retail grocery chains and convenience stores.

The Company's industrial customers include bakeries, ice cream and candy manufacturers and other food and snack processors. The Company's principal government customers are the Agricultural Stabilization and Conservation Service of the USDA and the Defense Personnel Support Center. Food service customers include hospitals, schools, universities, airlines, retail and wholesale restaurant businesses and national food service franchises. In addition, the Company packages and distributes products manufactured or processed by others. No single customer accounted for more than 10% of the Company's gross sales for fiscal 2001, fiscal 2000 or fiscal 1999.

   (iv)   Sales, Marketing and Distribution
   ----------------------------------------
The Company markets its products through its own sales department and through a network of over 300 independent brokers and various independent distributors and suppliers. The Company's sales department of 51 employees includes 21 regional managers, 6 sales specialists and 4 telemarketers.

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

In Illinois and eight other states, JBSS distributes its products to approximately 1,700 convenience stores, supermarkets and other retail customer locations through its store-door delivery system. Under this system, JBSS uses its own fleet of step-vans to market and distribute nuts, snacks and candy directly to retail customers on a store-by-store basis. Presently, the store-door delivery system consists of approximately 50 route salespeople covering routes located in Illinois, Indiana, Iowa, Wisconsin, Ohio, Minnesota, Michigan, Kentucky and Missouri. District and regional route managers, as well as sales and marketing personnel operating out of JBSS's corporate offices, are responsible for monitoring and managing the route salespeople.

In the Chicago area, JBSS operates two thrift stores at its production facilities and four other retail stores. These stores sell bulk foods and other products produced by JBSS and other vendors.

   (v)    Competition
   ------------------
Snack food markets are highly competitive. The Company's nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of which are substantially larger and have greater resources than the Company. In the nut industry, the Company competes with, among others, Planters, Ralcorp Holdings, Inc. and numerous regional snack food processors. Competitive factors in the Company's markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. See "Forward Looking Statements -- Factors That May Affect Future Results -- Competitive Environment" below.

   (vi)   Raw Materials and Supplies
   ---------------------------------
The Company purchases nuts from domestic and foreign sources.
Most of the Company's peanuts are purchased from the southeastern United States and most of its walnuts and almonds are purchased from California. The Company purchases most of its pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. The availability of nuts is subject to market conditions and crop size fluctuations caused by weather conditions, plant diseases and other factors beyond the Company's control. These fluctuations can adversely impact the Company's profitability. For fiscal 2001, approximately 30% of the Company's nut purchases were from foreign sources.

The Company generally purchases and shells peanuts, pecans and walnuts instead of buying shelled nuts from shellers. Due, in part, to the seasonal nature of the industry, the Company maintains significant inventories of peanuts, pecans, walnuts and almonds at certain times of the year, especially in the second and third quarters of the Company's fiscal year. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of the Company's inventory and thus the Company's gross profit and gross profit margin. See "General", "Fiscal 2001 Compared to Fiscal 2000 -- Gross Profit", "Fiscal 2000 Compared to Fiscal 1999 -- Gross Profit" under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company purchases supplies, such as roasting oils, seasonings, glass jars, plastic jars, labels, composite cans and other packaging materials from third parties. The Company sponsors a seed exchange program under which it provides peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock (i.e., peanuts at harvest). Approximately 80% of the farmer stock peanuts purchased by the Company in fiscal 2001 were grown from seed provided by the Company. The Company also contracts for the growing of a limited number of generations of peanut seeds to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing.

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

   (vii)  Trademarks and Patents
   -----------------------------
The Company markets its products primarily under private labels and the Fisher, Evon's, Sunshine Country, Flavor Tree, Texas Pride and Tom Scott brand names, which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other jurisdictions. The Company also owns several patents of various durations. The Company expects to continue to renew for the foreseeable future those trademarks that are important to the Company's business.

   (viii) Employees
   ----------------
As of June 28, 2001, the Company had approximately 1,425 active employees, including approximately 185 corporate staff employees and 1,240 production and distribution employees. As a result of the seasonal nature of the Company's business, the number of employees peaked to approximately 1,525 in the last four months of calendar 2000 and dropped to an average of approximately 1,440 during the remainder of fiscal 2001.

   (ix)   Seasonality
   ------------------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October, November and December. Peanuts, pecans, walnuts and almonds, the Company's principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, the Company's personnel, working capital requirements and inventories peak during the last four months of the calendar year. See Item 8 -- "Financial Statements and Supplementary Data" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

   (x)    Backlog
   --------------
Because the time between order and shipment is usually less than three weeks, the Company believes that backlog as of a particular date is not indicative of annual sales.

   (xi)   Federal Regulation
   -------------------------
Peanuts are an important part of the Company's product line. Approximately 50% of the total pounds of products processed annually by the Company are peanuts, peanut butter and other products containing peanuts. The production and marketing of peanuts are regulated by the USDA under the Agricultural Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop by: (i) limiting peanut imports; (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year; and (iii) setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United States. Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 2001 crop year is approximately 1.2 million tons. Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal. Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country. The quota support price for the 2001 crop year is approximately $610 per ton.

The 1996 Farm Bill extended the federal support and subsidy program for peanuts for seven years. However, there are no assurances that Congress will not change or eliminate the program prior to its scheduled expiration. In July 2001, the House Agriculture Committee approved The Farm Security Act of 2001, which would terminate the federal peanut quota program beginning with the 2002 crop year. Changes in, or termination of, the federal peanut program could significantly affect the supply of, and price for, peanuts. Although the Company has successfully operated in a market shaped by the federal peanut program for many years, the Company believes that it could adapt to a market without federal regulation if that were to become necessary. However, the Company has no experience in operating in such a peanut market, and no assurances can be given that the elimination or modification of the federal peanut program would not adversely affect the Company's business. Future changes in, or termination of, import quota limitations or the quota support price for peanuts at a time when the Company is maintaining a significant inventory of peanuts or has significant outstanding purchase commitments could adversely affect the Company's business by lowering the market value of the peanuts in its inventory or the peanuts which it is committed to buy. While the Company believes that its ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that future changes in, or the elimination of, the federal peanut program or import quotas will not adversely affect the Company's business.

   (xii)  Operating Hazards and Uninsured Risks
   --------------------------------------------
The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. Although the Company maintains rigid quality control standards, inspects its products by visual examination, metal detectors or electronic monitors at various stages of its shelling and processing operations for all of its nut and other food products, permits the USDA to inspect all lots of peanuts shipped to and from the Company's production facilities, and complies with the Nutrition Labeling and Education Act by labeling each product that it sells with labels that disclose the nutritional value and content of each of the Company's products, no assurance can be given that some nut or other food products sold by the Company may not contain or develop harmful substances. The Company currently maintains product liability insurance of $1 million per occurrence and umbrella coverage of up to $50 million which it and its insurance carriers believe to be adequate.

   (xiii) Proposed Acquisition
   ---------------------------
On August 24, 2001 the Company announced that it signed a letter of intent to acquire all of the outstanding shares of the Navarro Pecan Company, Inc. ("Navarro"). Navarro is one of the largest pecan shellers in the United States. The closing, which is expected to occur in the fall of calendar 2001, is contingent upon due diligence, board approval and other conditions. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Financing Arrangements".

Item 2 -- Properties
--------------------
The Company presently owns or leases seven principal production facilities. Two of these facilities are located in Elk Grove Village, Illinois. The first Elk Grove Village facility, the Busse Road facility, serves as the Company's corporate headquarters and main production facility. The other Elk Grove Village facility is located on Arthur Avenue adjacent to the Busse Road facility. The remaining principal production facilities are located in Bainbridge, Georgia; Garysburg, North Carolina; Selma, Texas; Gustine, California; and Arlington Heights, Illinois. The Company also leases a warehousing facility in Des Plaines, Illinois. The Company also presently operates thrift stores out of the Busse Road facility and the Des Plaines facility, and owns one retail store and leases three additional retail stores in various Chicago suburbs. In addition, the Company leases space in public warehouse facilities in various states.

The Company believes that its facilities are generally well maintained, in good operating condition and adequate for its present operational needs.

a. Principal Facilities
-----------------------
The following table provides certain information regarding the Company's principal facilities:

                                                                            Date
                                                                          Company
                                                                        Constructed,
                                           Type                         Acquired or
                                 Square     of        Description of       First
Location                        Footage  Interest     Principal Use      Occupied
------------------------------  -------  --------   ------------------  ------------
Elk Grove Village, Illinois(1)  300,000   Leased/   Processing,             1981
   (Busse Road facility)                   Owned    packaging,
                                                    warehousing,
                                                    distribution, JBSS
                                                    corporate offices
                                                    and thrift store

Elk Grove Village, Illinois      83,000    Owned    Processing,             1989
  (Arthur Avenue facility)                          packaging,
                                                    warehousing and
                                                    distribution

Des Plaines, Illinois(2)         68,000   Leased    Warehousing             1974
                                                    and thrift store

Bainbridge, Georgia(3)          230,000    Owned    Peanut shelling,        1987
                                                    purchasing,
                                                    processing,
                                                    packaging,
                                                    warehousing and
                                                    distribution

Garysburg, North Carolina       120,000    Owned    Peanut shelling,        1994
                                                    purchasing,
                                                    processing,
                                                    packaging,
                                                    warehousing and
                                                    distribution

Selma, Texas                    200,000    Owned    Pecan shelling,         1992
                                                    processing,
                                                    packaging,
                                                    warehousing and
                                                    distribution

Gustine, California              75,000    Owned    Walnut shelling,        1993
                                                    processing,
                                                    packaging,
                                                    warehousing and
                                                    distribution

Arlington Heights, Illinois(4)   83,000    Owned    Processing,             1994
                                                    packaging,
                                                    warehousing and
                                                    distribution

(1) Approximately 240,000 square feet of the Busse Road facility is leased from the Busse Land Trust under a lease which expires on May 31, 2015. Under the terms of the lease, the Company has a right of first refusal and a right of first offer with respect to this portion of the Busse Road facility. The remaining 60,000 square feet of space at the Busse Road facility (the "Addition") was constructed by the Company in 1994 on property owned by the Busse Land Trust and on property owned by the Company. Accordingly, (i) the Company and the Busse Land Trust entered into a ground lease with a term beginning January 1, 1995 pursuant to which the Company leases from the Busse Land Trust the land on which a portion of the Addition is situated (the "Busse Addition Property"), and (ii) the Company, the Busse Land Trust and the sole beneficiary of the Busse Land Trust entered into a party wall agreement effective as of January 1, 1995, which sets forth the respective rights and obligations of the Company and the Busse Land Trust with respect to the common wall which separates the existing Busse Road facility and the Addition. The ground lease has a term which expires on May 31, 2015 (the same date on which the Company's lease for the Busse Road facility expires). The Company has an option to extend the term of the ground lease for one five-year term, an option to purchase the Busse Addition Property at its then appraised fair market value at any time during the term of the ground lease, and a right of first refusal with respect to the Busse Addition Property. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions -- Lease Arrangements" contained in the Company's Proxy Statement for the 2001 Annual Meeting.

(2) The Des Plaines facility is leased under a lease which expires on October 31, 2010. The Des Plaines facility is also subject to a mortgage securing a loan from an unrelated third party lender to the related-party lessor in the original principal amount of approximately $1.6 million. The rights of the Company under the lease are subject and subordinate to the rights of the lender. Accordingly, a default by the lessor under the loan could result in foreclosure on the facility and thereby adversely affect the Company's leasehold interest. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions -- Lease Arrangements" contained in the Company's Proxy Statement for the 2001 Annual Meeting.

(3) The Bainbridge facility is subject to a mortgage and deed of trust securing approximately $7.2 million (excluding accrued and unpaid interest) in industrial development bonds. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

(4) The Arlington Heights facility is subject to a mortgage dated September 27, 1995 securing a loan of $2.5 million with a maturity date of October 1, 2015.

b. Manufacturing Capability, Utilization, Technology and Engineering
--------------------------------------------------------------------
The Company's principal production facilities are equipped with modern processing and packaging machinery and equipment. The physical structure and the layout of the production line at the Busse Road facility were designed so that peanuts and other nuts can be processed, jarred and packed in cases for distribution on a completely automated basis. The facility also has production lines for chocolate chips, candies, peanut butter and other products processed or packaged by the Company. This processing facility is well utilized.

The Selma facility contains the Company's automated pecan shelling and bulk packaging operation. The facility's pecan shelling production lines currently have the capacity to shell in excess of 60 million inshell pounds of pecans annually. For fiscal 2001, the Company processed approximately 52 million inshell pounds of pecans at the Selma, Texas facility. The Selma facility currently contains an almond processing line with the capacity to process over 15 million pounds of almonds annually. For fiscal 2001, the Selma facility processed approximately 11 million pounds of almonds. The Selma facility is well utilized.

The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to the Company's customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2001, the Bainbridge facility shelled approximately 70 million inshell pounds of peanuts.

The Garysburg facility has the capacity to process approximately
40 million inshell pounds of farmer stock peanuts annually. For fiscal 2001, the Garysburg facility processed approximately 22 million pounds of inshell peanuts.

The Gustine facility is used for walnut shelling, processing and marketing operations. This facility has the capacity to shell approximately 35 million inshell pounds of walnuts annually. For fiscal 2001, the Gustine facility shelled approximately 29 million inshell pounds of walnuts.

The Arlington Heights facility is used for the production and packaging the majority of the Company's Fisher Nut products, the "stand-up pouch" packaging for its Flavor Tree brand products and for the production and packaging of the Company's sunflower meats. The Arlington Heights facility is well utilized.

Item 3 -- Legal Proceedings
---------------------------
The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. Currently, it is management's opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.

Item 4 -- Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
No matter was submitted during the fourth quarter of fiscal 2001 to a vote of security holders, through solicitation of proxies or otherwise.

               EXECUTIVE OFFICERS OF THE REGISTRANT
               ------------------------------------
Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Company's annual meeting of stockholders to be held on October 30, 2001:

JASPER B. SANFILIPPO, Chairman of the Board and Chief Executive Officer, age 70 -- Mr. Sanfilippo has been employed by the Company since 1953. Mr. Sanfilippo served as the Company's President from 1982 to December 1995 and was the Company's Treasurer from 1959 to October 1991. He became the Company's Chairman of the Board and Chief Executive Officer in October 1991 and has been a member of the Company's Board of Directors since 1959. Mr. Sanfilippo is also a member of the Company's Compensation Committee and was a member of the Stock Option Committee until February 27, 1997 (when that Committee was disbanded).

MATHIAS A. VALENTINE, President, age 68 -- Mr. Valentine has been employed by the Company since 1960 and was named its President in December 1995. He served as the Company's Secretary from 1969 to December 1995, as its Executive Vice President from 1987 to October 1991 and as its Senior Executive Vice President and Treasurer from October 1991 to December 1995. He has been a member of the Company's Board of Directors since 1969. Mr. Valentine is also a member of the Company's Compensation Committee and was a member of the Stock Option Committee until February 27, 1997 (when that Committee was disbanded).

MICHAEL J. VALENTINE, Executive Vice President Finance, Chief Financial Officer and Secretary, age 42 -- Mr. Valentine has been employed by the Company since 1987 and in January 2001 was named its Executive Vice President Finance, Chief Financial Officer and Secretary. Mr. Valentine served as the Company's Senior Vice President and Secretary from August 1999 to January 2001. Mr. Valentine was elected as a director of the Company in April 1997. Mr. Valentine served as the Company's Vice President and
Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for the Company from June 1987 and 1990, respectively, to December 1995. Mr. Valentine's responsibilities include the Company's peanut operations, including sales and procurement.

JEFFREY T. SANFILIPPO, Executive Vice President Sales and Marketing, age 38 -- Mr. Sanfilippo has been employed by the Company since 1991 and in January 2001 was named its Executive Vice President Sales and Marketing. Mr. Sanfilippo served as the Company's Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo was named as a director of the Company in August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995. He served as Vice President Sales and Marketing from October 1995 to August 1999.

JASPER B. SANFILIPPO, JR., Executive Vice President and Assistant Secretary, age 33 -- Mr. Sanfilippo has been employed by the Company since 1991 and in August 2001 was named Executive Vice President and Assistant Secretary. He has served as an Assistant
Secretary of the Company since 1993.   Mr. Sanfilippo served as a
Senior Vice President from August 1999 to August 2001. Mr. Sanfilippo served as a Vice President from December 1995 to August 1999. He served as General Manager of the Walnut Processing Division from 1993 to December 1995. Mr. Sanfilippo is responsible for the Company's walnut operations, including plant operations and procurement.

JAMES A. VALENTINE, Executive Vice President Information Technology, age 37 -- Mr. Valentine has been employed by the Company since 1986 and in August 2001 was named Executive Vice President. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001.

JAMES M. BARKER, Senior Vice President Sales and Marketing, age 36 -- Mr. Barker has been employed by the Company since 1996 and in March 2001 was named Senior Vice President Sales and Marketing.
He served as Vice President of Sales and Marketing from December 1998 to March 2001, Vice President of Marketing from December 1996 to December 1998 and Director of Marketing from January 1996 to December 1996.

WILLIAM R. POKRAJAC, Vice President of Finance and Controller, age 47 -- Mr. Pokrajac has been with the Company since 1985 and was named Vice President of Finance and Controller in August 2001.
Mr. Pokrajac has served as the Company's Controller since 1987. Mr. Pokrajac is responsible for the Company's accounting, financial reporting and inventory control functions.

CERTAIN RELATIONSHIPS AMONG DIRECTORS AND EXECUTIVE OFFICERS
------------------------------------------------------------
Jasper B. Sanfilippo, Chairman of the Board and Chief Executive Officer and a director of the Company, is (i) the father of Jasper
B. Sanfilippo, Jr., an executive officer of the Company and Jeffrey T. Sanfilippo, an executive officer and a director of the Company, as indicated above, (ii) the brother-in-law of Mathias A. Valentine, President and a director of the Company, and (iii) the uncle of Michael J. Valentine who is an executive officer and a director of the Company and James A. Valentine, an executive officer of the Company, as indicated above. Mathias A. Valentine, President and a director of the Company, is (i) the brother-in-law of Jasper B. Sanfilippo, (ii) the uncle of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, and (iii) the father of Michael J. Valentine and James A. Valentine. Michael J. Valentine, Executive Vice President, Chief Financial Officer and Secretary and a director of the Company, is (i) the son of Mathias A. Valentine,
(ii) the brother of James A. Valentine, (iii) the nephew of Jasper
B. Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo. Jeffrey T. Sanfilippo, Executive Vice President Sales and Marketing and a director of the Company, is
(i) the son of Jasper B. Sanfilippo, (ii) the brother of Jasper B. Sanfilippo Jr., (iii) the nephew of Mathias A Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine.


                            PART II
                            -------
Item 5 -- Market for Registrant's Common Equity and Related
          Stockholder Matters
-----------------------------------------------------------
The Company has two classes of stock: Class A Common Stock ("Class A Stock") and Common Stock. The holders of Common Stock are entitled to elect 25% of the members of the Board of Directors and the holders of Class A Stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, the holders of Common Stock are entitled to one vote per share while the holders of Class A Stock are entitled to ten votes per share. The Company's Class A Stock is not registered under the Securities Act of 1933 and there is no established public trading market for the Class A Stock.
However, each share of Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Company's Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

The Common Stock of the Company is quoted on the NASDAQ National Market and its trading symbol is "JBSS". The following tables set forth, for the quarters indicated, the high and low reported last sales prices for the Common Stock as reported on the NASDAQ national market.

                                            Price Range of
                                             Common Stock
                                           ---------------
    Year Ended June 28, 2001                High      Low
    ------------------------               -----     -----
    4th Quarter                            $5.12     $3.50
    3rd Quarter                            $5.50     $3.38
    2nd Quarter                            $4.13     $3.25
    1st Quarter                            $4.13     $2.94

                                            Price Range of
                                             Common Stock
                                           ---------------
    Year Ended June 29, 2000                High      Low
    ------------------------               -----     -----
    4th Quarter                            $4.25     $3.03
    3rd Quarter                            $4.94     $3.50
    2nd Quarter                            $3.88     $2.88
    1st Quarter                            $4.06     $3.50


As of August 31, 2001, there were approximately 1,400 holders and 15 holders of record of the Company's Common Stock and Class A
Stock, respectively.

Under the Company's Restated Certificate of Incorporation, the
Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on the Company's common equity.

No dividends were declared from 1995 through 2001. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. The Company's current loan agreements restrict the payment of annual dividends to amounts specified in the loan agreements. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

For purposes of the calculation of the aggregate market value of the Company's voting stock held by nonaffiliates of the Company as set forth on the cover page of this Report, the Company did not consider any of the siblings of Jasper B. Sanfilippo, or any of the lineal descendants (all of whom are adults and some of whom are employed by the Company) of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are executive officers of the Company) as an affiliate of the Company. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions" and "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for the 2001 Annual Meeting and "Executive Officers of the Registrant -- Certain Relationships Among Directors and Executive Officers" appearing immediately after Part I of this Report.

Item 6 -- Selected Financial Data
---------------------------------
The following historical consolidated financial data as of and for the years ended June 28, 2001, June 29, 2000, June 24, 1999 and June 25, 1998, the twenty-six weeks ended June 26, 1997 and the year ended December 31, 1996 were derived from the Company's audited consolidated financial statements. The financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information below is not necessarily indicative of the results of future operations. No dividends were declared from 1995 to 2001.


Statement of Operations Data:   ($ in thousands, except per share data)

                                                  Year Ended
                                     --------------------------------------   Twenty-six     Year Ended
                                     June 28,  June 29,  June 24,  June 25,   Weeks Ended   December 31,
                                         2001      2000      1999      1998  June 26, 1997       1996
                                     --------  --------  --------  --------  -------------  ------------
Net sales                            $341,446  $331,021  $318,092  $315,726     $132,388      $293,183
Cost of sales                         283,278   272,025   268,333   260,486      111,580       255,204
                                     --------  --------  --------  --------  -------------  ------------
Gross profit                           58,168    58,996    49,759    55,240       20,808        37,979
Selling and administrative expenses    37,767    40,399    37,831    38,278       16,086        34,189
                                     --------  --------  --------  --------  -------------  ------------
Income from operations                 20,401    18,597    11,928    16,962        4,722         3,790
Interest expense                        8,365     8,036     9,269     8,776        4,135         9,051
Other income                              622       701       510       525          252           450
                                     --------  --------  --------  --------  -------------  ------------
Income (loss) before income taxes      12,658    11,262     3,169     8,711          839        (4,811)
Income tax expense (benefit)            5,063     4,505     1,373     3,589          388        (1,820)
                                     --------  --------  --------  --------  -------------  ------------
Net income (loss)                    $  7,595  $  6,757  $  1,796  $  5,122     $    451      $ (2,991)
                                     ========  ========  ========  ========  =============  ============
Basic and diluted earnings (loss)
 per common share                    $   0.83  $   0.74  $   0.20  $   0.56     $   0.05      $  (0.33)
                                     ========  ========  ========  ========  =============  ============

Balance Sheet Data:  ($ in thousands)

                                     June 28,  June 29,  June 24,  June 25,     June 26,    December 31,
                                         2001      2000      1999      1998        1997           1996
                                     --------  --------  --------  --------  -------------  ------------
Working capital                      $ 55,055  $ 60,168  $ 53,515  $ 52,850     $ 49,866      $ 40,956
Total assets                          210,240   215,813   205,224   219,676      187,417       205,352
Long-term debt, less current.
 maturities                            39,109    51,779    57,508    63,182       68,862        63,319
Total debt                             89,307    99,355    99,591   115,145       90,286        94,792
Stockholders' equity                   94,346    86,751    79,994    78,198       73,071        72,620



Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------
General
-------
   The Company's fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2001 are to the fiscal year ended June 28, 2001. The fiscal year ended June 29, 2000 ("fiscal 2000") consisted of fifty-three weeks, with the fourth quarter containing fourteen, rather than thirteen, weeks. References herein to fiscal 1999 are to the fiscal year ended June 24, 1999. As used herein, unless the context otherwise indicates, the terms "Company" and "JBSS" refer collectively to John B. Sanfilippo & Son, Inc. and its wholly owned subsidiary. Effective as of June 25, 1999, Sunshine Nut Co., Inc. and Quantz Acquisition Co., Inc., two of the Company's three wholly owned subsidiaries, were merged into and with the Company.

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

   Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. There can be no assurance that future write-downs of the Company's inventory may not be required from time to time because of market price fluctuations, competitive pricing pressures, the effects of various laws or regulations or other factors. See "Forward Looking Statements -- Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations" and "Forward Looking Statements -- Factors That May Affect Future Results -- Federal Regulation of Peanut Prices, Quotas and Poundage Allotments".

   At June 28, 2001, the Company's inventories totalled approximately $98.6 million compared to approximately $105.8 million at June 29, 2000. Inventory levels at June 28, 2001 were lower than at June 24, 2000 due primarily to decreased levels of pecans and peanuts on hand. See "Forward Looking Statements -- Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

   To enhance consumer awareness of dietary issues associated with the consumption of peanuts and other nut products, the Company has taken steps to educate consumers about the benefits of nut consumption. Also, there have been various medical studies detailing the healthy attributes of nuts and the Mediterranean Diet Pyramid promotes the daily consumption of nuts as part of a healthy diet. The Company has no experience or data that indicates that the growth in the number of health conscious consumers will cause a change in nut consumption. Also, over the last few years there has been some publicity concerning allergic reactions to peanuts and other nuts. However, the Company has no experience or data that indicates peanut and other nut related allergies have affected the Company's business. Furthermore, the Company does not presently believe that nut related allergies will have a material adverse affect on the Company's financial results in the foreseeable future.

RESULTS OF OPERATIONS
---------------------
The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2000 to fiscal 2001 and from fiscal 1999 to fiscal 2000.

                                Percentage of Net Sales               Percentage Increase(Decrease)
                        -------------------------------------  ------------------------------------------
                        Fiscal 2001  Fiscal 2000  Fiscal 1999  Fiscal 2001 vs. 2000  Fiscal 2000 vs. 1999
                        -----------  -----------  -----------  --------------------  --------------------
Net sales                  100.0%       100.0%       100.0%             3.1%                  4.1%
Gross profit                17.0         17.8         15.6             (1.4)                 18.6
Selling expenses             8.5          9.6          9.0             (8.9)                  6.8
Administrative expenses      2.6          2.6          2.9              2.1                  (4.5)
Income from operations       6.0          5.6          3.7              9.7                  55.9


Fiscal 2001 Compared to Fiscal 2000
-----------------------------------
Net Sales. Net sales increased from approximately $331.0 million for fiscal 2000 to approximately $341.4 million for fiscal 2001, an increase of approximately $10.4 million or 3.1%. The increase in net sales was due primarily to increased unit volume sales to the Company's contract packaging, industrial and food service customers. Sales to retail customers increased slightly, as increases in private label sales were offset by decreases in sales of branded products.

Gross Profit. Gross profit in fiscal 2001 decreased 1.4% to approximately $58.2 million from approximately $59.0 million for fiscal 2000. Gross profit margin decreased from 17.8% for fiscal 2000 to 17.0% for fiscal 2001. This decrease was due primarily to the change in sales mix. Contract packaging, industrial and private label sales (the primary sources of the increase in net sales) generally carry lower margins than sales of branded products.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from 12.2% for fiscal 2000 to 11.1% for fiscal 2001. Selling expenses as a percentage of net sales decreased from 9.6% for fiscal 2000 to 8.5% for fiscal 2001. This decrease was due primarily to lower promotional expenses attributable to the decrease in sales of branded products. Administrative expenses as a percentage of net sales were 2.6% for both fiscal 2001 and fiscal 2000.

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $18.6 million, or 5.6% of net sales, for fiscal 2000 to approximately
$20.4 million, or 6.0% of net sales, for fiscal 2001.

Interest Expense. Interest expense increased from approximately $8.0 million for fiscal 2000 to approximately $8.4 million for fiscal 2001. This increase was due primarily to higher average levels of borrowings for the first three quarters of fiscal 2001 compared to fiscal 2000 resulting from higher average levels of inventories during the first three quarters of fiscal 2001. Interest expense decreased to approximately $1.9 million in the fourth quarter of fiscal 2001 from approximately $2.3 million in the fourth quarter of fiscal 2000. This decrease was due to lower average levels of borrowings during the quarterly period combined with lower interest rates on the Bank Credit Facility, as defined below.

Income Taxes. The Company recorded income tax expense of approximately $5.1 million, or 40.0% of income before income taxes, for fiscal 2001, compared to approximately $4.5 million, or 40.0% of income before income taxes, for fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999
-----------------------------------
Net Sales. Net sales increased from approximately $318.1 million for fiscal 1999 to approximately $331.0 million for fiscal 2000, an increase of approximately $12.9 million or 4.1%. The increase in net sales was due primarily to increased unit volume sales to the Company's contract packaging, export and food service customers. These increases were partially offset by decreased unit volume sales to the Company's industrial customers, and generally lower unit selling prices due to lower commodity costs. Sales to retail customers increased slightly, as increases in sales of the Company's Fisher brand were partially offset by decreases in sales of regional brands. Also, sales were favorably impacted due to fiscal 2000 consisting of fifty-three rather than fifty-two weeks.

Gross Profit. Gross profit in fiscal 2000 increased 18.6% to approximately $59.0 million from approximately $49.8 million for fiscal 1999. Gross profit margin increased from 15.6% for fiscal 1999 to 17.8% for fiscal 2000. This increase was due primarily to
(i) increases in net sales of the Company's Fisher brand as a percentage of total sales, which sales generally carry higher margins than sales to the Company's other customers, (ii) decreases in net sales to industrial customers, which sales generally carry lower margins than sales to the Company's other customers, (iii) generally lower commodity costs in fiscal 2000, and (iv) improved controls over manufacturing costs.

Selling and Administrative Expenses.  Selling and
administrative expenses as a percentage of net sales increased from 11.9% for fiscal 1999 to 12.2% for fiscal 2000. Selling expenses as a percentage of net sales increased from 9.0% for
fiscal 1999 to 9.6% for fiscal 2000.   This increase was due
primarily to increases in promotional activity to support the Company's growth in its retail business. Administrative expenses as a percentage of net sales decreased from 2.9% for fiscal 1999 to 2.6% for fiscal 2000. This decrease was due primarily to (i) the consolidation of the administrative functions of Sunshine Nut Co., Inc. with the Company's administrative functions during the fourth quarter of fiscal 1999, (ii) the spreading of administrative expenses over a larger revenue base, and (iii) recognition of litigation expenses in fiscal 1999 pertaining to a lawsuit that was subsequently settled. These decreases were partially offset by increases in expenses related to the Company's compensation programs due to improved operating results.

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $11.9 million, or 3.7% of net sales, for fiscal 1999 to approximately
$18.6 million, or 5.6% of net sales, for fiscal 2000.

Interest Expense. Interest expense decreased from approximately $9.3 million for fiscal 1999 to approximately $8.0 million for fiscal 2000. This decrease was due primarily to a lower average level of borrowings for the first three quarters of fiscal 2000 compared to fiscal 1999 resulting from lower average levels of inventories during the first three quarters of fiscal 2000.

Income Taxes. The Company recorded income tax expense of approximately $4.5 million, or 40.0% of income before income taxes, for fiscal 2000, compared to approximately $1.4 million, or 43.3% of income before income taxes, for fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
General
-------
During fiscal 2001, the Company continued to finance its activities through a bank revolving credit facility entered into on March 31, 1998 and amended on May 31, 2000 (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately
$18.5 million for fiscal 2001 compared to approximately $2.6 million for fiscal 2000. The increase in cash provided by operating activities was due primarily to decreased purchases of pecans in fiscal 2001 when compared to fiscal 2000, which resulted in a decrease of approximately $7.2 million in inventories from June 29, 2000 to June 28, 2001. As a result of the decrease in inventories, notes payable decreased to approximately $37.5 million at June 28, 2001 from approximately $41.9 million at June 29, 2000. The largest component of net cash used in investing activities during fiscal 2001 was approximately $8.4 million in capital expenditures, compared to approximately $3.9 million during fiscal 2000. The increase in capital expenditures was due primarily to the expansion of the Company's walnut shelling operations at its Gustine, California facility. During fiscal 2001 and fiscal 2000, the Company repaid approximately $5.7 million of long-term debt.

Financing Arrangements
----------------------
The Bank Credit Facility is comprised of (i) a working capital revolving loan which provides working capital financing of up to approximately $62.3 million, in the aggregate, and matures, as amended, on May 31, 2003, and (ii) a $7.7 million letter of credit (the "IDB Letter of Credit") to secure the industrial development bonds described below which matures on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 5.28% at June 28, 2001) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate.

On August 24, 2001 the Company announced that it signed a letter of intent to acquire all of the outstanding shares of Navarro. The closing, which is expected to occur in the fall of calendar 2001, is contingent upon due diligence, board approval and other conditions. If the closing is consummated, the financing of the acquisition will most likely be accomplished through increasing the amount of available funds under the Bank Credit Facility. The additional financing would most likely result in an increase in interest expense and in the interest rate under the Bank Credit Facility. See Item 1 -- "Business -- Narrative Description of Business -- Proposed Acquisition".

Of the total $35.0 million of borrowings under the Long-
Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest at rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installment payments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires semi-annual principal installment payments ranging from $475 thousand to $500 thousand through maturity. As of June 28, 2001, there was approximately $13.6 million total principal amount outstanding under the Long-Term Financing Facility.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the total $25.0 million of borrowings thereunder, bears interest at an annual rate of 8.30% payable semiannually and requires annual principal payments of approximately $1.4 million each through maturity, and
(ii) as to the other $15.0 million of total borrowings thereunder, bears interest at an annual rate of 9.38% payable semiannually and requires annual principal payments of $5.0 million beginning on September 1, 2003 through maturity. As of June 28, 2001, the total principal amount outstanding under the Additional Long-Term Financing was approximately $22.1 million.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things:
(i) require the Company to maintain specified financial ratios;
(ii) limit the Company's annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and
(iii) the Bank Credit Facility limits dividends to the lesser of
(a) 25% of net income for the previous fiscal year, or (b) $5.0 million, and prohibits the Company from redeeming shares of capital stock. As of June 28, 2001, the Company was in compliance with all restrictive covenants, as amended, under its financing facilities.

The Company has approximately $7.2 million in aggregate principal amount of industrial development bonds outstanding which was used to finance the acquisition, construction and equipping of the Company's Bainbridge, Georgia facility (the "IDB Financing"). The bonds bear interest payable semiannually at 5.375% through May 2002. On June 1, 2002, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a "best efforts" basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from approximately $0.2 million in fiscal 2002 to approximately $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

Capital Expenditures
--------------------
For fiscal 2001, capital expenditures were approximately $8.4 million. The Company believes that capital expenditures for fiscal 2002 will be in the $4.0 million range as the costs to expand the Gustine, California walnut shelling operations are substantially completed.

Capital Resources
-----------------
As of June 28, 2001, the Company had approximately $24.0 million of available credit under the Bank Credit Facility. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

Recent Accounting Pronouncements
--------------------------------
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for fiscal 2001. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Adopting this statement did not have a material effect on the Company's results of operations, financial condition or cash flows.

Certain issues addressed in Emerging Issues Task Force ("EITF") 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," became effective for the third quarter of fiscal 2001. Customer rebates, which the Company had recorded as selling expenses, are now required to be accounted for as reductions to revenue. Rebates recorded as selling expenses in prior period financial statements have been reclassified as reductions to revenue. The effect of such reclassification was not material and had no impact on the Company's net income or financial position.

The Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" became effective for fiscal 2001. SAB 101 details criteria that must be met in order for revenue to be recognized. The effect of implementing SAB 101 was not material to the Company's net income or financial position.

EITF 00-14, "Accounting for Certain Sales Incentives," and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" will become effective for the third quarter of fiscal 2002, although early adoption is permissible. Certain amounts which the Company has recorded as selling expenses will be required to be accounted for as reductions to revenue. There should be no effect on the Company's net income or financial position.

In July 2001, the Financial Accounting Standards Board issued FASB Statements Nos. 141 and 142 ("SFAS 141" and "SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets". The Company has not yet determined the effects of implementing SFAS 141 and SFAS 142.

FORWARD LOOKING STATEMENTS
--------------------------
The statements contained in this Annual Report on Form 10-K which are not historical (including statements concerning the Company's expectations regarding market risk) are "forward looking statements". These forward looking statements, which generally are followed (and therefore identified) by a cross reference to "Factors That May Affect Future Results" or are identified by the use of forward looking words and phrases such as "intend", "may", "believes" and "expects", represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including the factors described below under "Factors That May Affect Future Results", as well as the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the Company's control. Consequently, results actually achieved may differ materially from the expected results included in these statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------
Availability of Raw Materials and Market Price Fluctuations
-----------------------------------------------------------
The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans and other nuts are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon a determination by the United States Department of Agriculture (the "USDA") or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. Shortages in the supply and resulting increases in the prices of nuts and other raw materials used by the Company in its products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company's inventories and the Company's profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

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

Federal Regulation of Peanut Prices, Quotas and Poundage Allotments
-------------------------------------------------------------------
Peanuts are an important part of the Company's product line. Approximately 50% of the total pounds of products processed annually by the Company are peanuts, peanut butter and other products containing peanuts. The production and marketing of peanuts are regulated by the USDA under the Agricultural
Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop by: (i) limiting peanut imports; (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year; and (iii) setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United States. Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 2001 crop year is approximately 1.2 million tons. Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal. Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country. The quota support price for the 2001 crop year is approximately $610 per ton.

The 1996 Farm Bill extended the federal support and subsidy program for peanuts for seven years. However, there are no assurances that Congress will not change or eliminate the program prior to its scheduled expiration. In July 2001, the House Agriculture Committee approved The Farm Security Act of 2001, which would terminate the federal peanut quota program beginning with the 2002 crop year. Changes in, or termination of, the federal peanut program could significantly affect the supply of, and price for, peanuts. Although the Company has successfully operated in a market shaped by the federal peanut program for many years, the Company believes that it could adapt to a market without federal regulation if that were to become necessary. However, the Company has no experience in operating in such a peanut market, and no assurances can be given that the elimination or modification of the federal peanut program would not adversely affect the Company's business. Future changes in, or termination of, import quota limitations or the quota support price for peanuts at a time when the Company is maintaining a significant inventory of peanuts or has significant outstanding purchase commitments could adversely affect the Company's business by lowering the market value of the peanuts in its inventory or the peanuts which it is committed to buy. While the Company believes that its ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that future changes in, or the elimination of, the federal peanut program or import quotas will not adversely affect the Company's business.

Item 7A -- Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------
The Company has not entered into transactions using derivative financial instruments. The Company believes that its exposure to market risk related to its other financial instruments (which are the debt instruments under "Management's Discussion and Analysis of Financial Condition and Results of Operations --
Liquidity and Capital Resources") is not material.

Item 8 -- Financial Statements and Supplementary Data
-----------------------------------------------------
REPORT OF MANAGEMENT
--------------------
The management of John B. Sanfilippo & Son, Inc. has prepared and is responsible for the integrity of the information presented in this Annual Report on Form 10-K, including the Company's financial statements. These statements have been prepared in conformity with generally accepted accounting principles and include, where necessary, informed estimates and judgments by management.

The Company maintains systems of accounting and internal controls designed to provide assurance that assets are properly accounted for, as well as to ensure that the financial records are reliable for preparing financial statements. The systems are augmented by qualified personnel and are reviewed on a periodic basis.
Our independent accountants, PricewaterhouseCoopers LLP, conduct annual audits of our financial statements in accordance with generally accepted auditing standards, which include the review of internal controls for the purpose of establishing audit scope and the issuance of an opinion on the fairness of such financial statements.

The Company has an Audit Committee that meets periodically with management and the independent accountants to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls and financial reporting matters. The independent accountants periodically meet alone with the Audit Committee and have free access to the Audit Committee at any time.

/s/ Michael J. Valentine
------------------------
Michael J. Valentine
Executive Vice President Finance,
Chief Financial Officer and Secretary


REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------
To the Board of Directors
and Stockholders of
John B. Sanfilippo & Son, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiaries at June 28, 2001 and June 29, 2000, and the results of their operations and their cash flows for the each of the three years in the period ended June 28, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
August 15, 2001, except for Note 12,
as to which the date is August 24, 2001


                    JOHN B. SANFILIPPO & SON, INC.
                      CONSOLIDATED BALANCE SHEETS
                   June 28, 2001 and June 29, 2000
                        (dollars in thousands)

                                                      June 28,        June 29,
                                                         2001            2000
                                                      --------        --------
ASSETS
CURRENT ASSETS:
  Cash                                                $  1,098        $  1,113
  Accounts receivable (including related party
   receivables of $151 and $137), less allowance
   for doubtful accounts of $390 and $769               25,890          24,068
  Inventories                                           98,567         105,760
  Deferred income taxes                                    633             910
  Income taxes receivable                                  880              --
  Prepaid expenses and other current assets              1,931           2,708
                                                      --------        --------
  TOTAL CURRENT ASSETS                                 128,999         134,559

PROPERTIES:
  Buildings                                             55,711  	55,462
  Machinery and equipment                               81,381          77,108
  Furniture and leasehold improvements                   5,211           5,175
  Vehicles                                               4,097           4,163
  Construction in progress                               3,430              --
                                                      --------        --------
                                                       149,830         141,908
  Less: Accumulated depreciation                        81,046          74,039
                                                      --------        --------
                                                        68,784          67,869
  Land                                                   1,863           1,892
                                                      --------        --------
  TOTAL PROPERTIES                                      70,647          69,761
                                                      --------        --------
OTHER ASSETS:
  Goodwill and other intangibles, less accumulated
   amortization of $5,076 and $4,295                     5,348           6,129
  Miscellaneous                                          5,246           5,364
                                                      --------        --------
  TOTAL OTHER ASSETS                                    10,594          11,493
                                                      --------        --------
  TOTAL ASSETS                                        $210,240        $215,813
                                                      ========        ========

  The accompanying notes are an integral part of these financial statements.



                       JOHN B. SANFILIPPO & SON, INC.
                        CONSOLIDATED BALANCE SHEETS
                      June 28, 2001 and June 29, 2000
               (dollars in thousands, except per share amounts)


                                                      June 28,        June 29,
                                                         2001            2000
                                                      --------        --------
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                       $ 37,532        $ 41,874
  Current maturities of long-term debt                  12,666           5,702
  Accounts payable, including related party
   payables of $589 and $403                            11,429          11,851
  Drafts payable                                         4,944           5,747
  Accrued expenses                                       7,373           8,756
  Income taxes payable                                      --             461
                                                      --------        --------
  TOTAL CURRENT LIABILITIES                             73,944          74,391
                                                      --------        --------
LONG-TERM LIABILITIES
  Long-term debt, less current maturities               39,109          51,779
  Deferred income taxes                                  2,841           2,892
                                                      --------        --------
  TOTAL LONG-TERM LIABILITIES                           41,950          54,671
COMMITMENTS AND CONTINGENCIES                               --              --
STOCKHOLDERS' EQUITY:
  Class A Common Stock, cumulative voting rights
   of ten votes per share, $.01 par value;
   10,000,000 shares authorized, 3,687,426 shares
   issued and outstanding                                   37              37
  Common Stock, noncumulative voting rights of one
   vote per share, $.01 par value; 10,000,000 shares
   authorized, 5,579,039  shares issued and
   outstanding                                              56              56
  Capital in excess of par value                        57,196          57,196
  Retained earnings                                     38,261          30,666
  Treasury stock, at cost; 117,900 shares               (1,204)         (1,204)
                                                      --------        --------
  TOTAL STOCKHOLDERS' EQUITY                            94,346          86,751
                                                      --------        --------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $210,240        $215,813
                                                      ========        ========

  The accompanying notes are an integral part of these financial statements.


                       JOHN B. SANFILIPPO & SON, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
    For the years ended June 28, 2001, June 29, 2000 and June 24, 1999
           (dollars in thousands, except for earnings per share)


                                                Year Ended     Year Ended     Year Ended
                                              June 28, 2001  June 29, 2000  June 24, 1999
                                              -------------  -------------  -------------
Net sales                                         $341,446       $331,021       $318,092
Cost of sales                                      283,278        272,025        268,333
                                              -------------  -------------  -------------
Gross profit                                        58,168         58,996         49,759
                                              -------------  -------------  -------------
Selling expenses                                    28,892         31,703         28,723
Administrative expenses                              8,875          8,696          9,108
                                              -------------  -------------  -------------
Total selling and administrative
 expenses                                           37,767         40,399         37,831
                                              -------------  -------------  -------------
Income from operations                              20,401         18,597         11,928
                                              -------------  -------------  -------------
Other income (expense):
  Interest expense ($956, $955
   and $987 to related parties)                     (8,365)        (8,036)        (9,269)
  Rental income                                        605            584            459
  Miscellaneous                                         17            117             51
                                              -------------  -------------  -------------
Total other (expense)                               (7,743)        (7,335)        (8,759)
                                              -------------  -------------  -------------
Income before income taxes                          12,658         11,262          3,169
Income tax expense                                   5,063          4,505          1,373
                                              -------------  -------------  -------------
Net income                                        $  7,595       $  6,757       $  1,796
                                              =============  =============  =============
Basic and diluted earnings per common share       $   0.83       $   0.74       $   0.20
                                              =============  =============  =============
Weighted average shares outstanding - basic      9,148,565      9,148,565      9,148,565
                                              =============  =============  =============
Weighted average shares outstanding - diluted    9,150,332      9,148,727      9,148,931
                                              =============  =============  =============

  The accompanying notes are an integral part of these financial statements.



                         JOHN B. SANFILIPPO & SON, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         For the years ended June 28, 2001, June 29, 2000 and June 24, 1999
                             (dollars in thousands)


                                     Class A          Capital in
                                      Common  Common   Excess of  Retained  Treasury
                                      Stock    Stock   Par Value  Earnings    Stock    Total
                                     -------  ------  ----------  --------  --------  -------
Balance, June 25, 1998                  $37     $56     $57,196    $22,113  $(1,204)  $78,198
Net income and comprehensive income                                  1,796              1,796
                                     -------  ------  ----------  --------  --------  -------
Balance, June 24, 1999                   37      56      57,196     23,909   (1,204)   79,994
Net income and comprehensive income                                  6,757              6,757
                                     -------  ------  ----------  --------  --------  -------
Balance, June 29, 2000                   37      56      57,196     30,666   (1,204)   86,751
Net income and comprehensive income                                  7,595              7,595
                                     -------  ------  ----------  --------  --------  -------
Balance, June 28, 2001                  $37     $56     $57,196    $38,261  $(1,204)  $94,346
                                     =======  ======  ==========  ========  ========  =======

  The accompanying notes are an integral part of these financial statements.



                          JOHN B. SANFILIPPO & SON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the years ended June 28, 2001, June 29, 2000 and June 24, 1999
                             (dollars in thousands)

                                                       Year Ended     Year Ended     Year Ended
                                                     June 28, 2001  June 29, 2000  June 24, 1999
                                                     -------------  -------------  -------------
Cash flows from operating activities:
  Net income                                            $  7,595       $  6,757       $  1,796
  Adjustments:
   Depreciation and amortization                           8,446          8,171          7,908
   Loss (gain) on disposition of properties                   57            (84)           (20)
   Deferred income taxes                                     226           (237)           370
  Change in current assets and current liabilities:
    Accounts receivable, net                              (1,822)            37           (204)
    Inventories                                            7,193        (16,727)        10,502
    Prepaid expenses and other current assets                777            647           (331)
    Accounts payable                                        (422)         2,012         (2,199)
    Drafts payable                                          (803)           207          2,755
    Accrued expenses                                      (1,383)         1,234         (1,722)
    Income taxes receivable/payable                       (1,341)           555          1,360
                                                     -------------  -------------  -------------
  Net cash provided by operating activities               18,523          2,572         20,215
                                                     -------------  -------------  -------------
Cash flows from investing activities:
  Acquisition of properties                               (8,382)        (3,914)   	(3,960)
  Proceeds from disposition of properties                     80             90             36
  Other                                                     (188)         1,208            107
                                                     -------------  -------------  -------------
  Net cash used in investing activities                   (8,490)        (2,616)        (3,817)
                                                     -------------  -------------  -------------
Cash flows from financing activities:
  Net (repayments) borrowings on notes payable            (4,342)         5,463         (9,763)
  Principal payments on long-term debt                    (5,706)        (5,699)        (5,791)
                                                     -------------  -------------  -------------
  Net cash used in financing activities                  (10,048)          (236)       (15,554)
                                                     -------------  -------------  -------------
Net (decrease) increase in cash                              (15)          (280)           844
Cash:
  Beginning of period                                      1,113          1,393            549
                                                     -------------  -------------  -------------
  End of period                                         $  1,098       $  1,113       $  1,393
                                                     =============  =============  =============

Supplemental disclosures of cash flow information:
  Interest paid                                         $  8,359       $  7,671       $  9,270
  Income taxes paid                                        6,178          4,315            182

  The accompanying notes are an integral part of these financial statements.



                         JOHN B. SANFILIPPO & SON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
Basis of consolidation
----------------------
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. and its wholly owned subsidiary (collectively, "JBSS" or the "Company"). Intercompany balances and transactions have been eliminated. On June 25, 1999, the Company dissolved two of its three wholly owned subsidiaries, Sunshine Nut Co., Inc. and Quantz Acquisition Co., Inc. and merged such subsidiaries into John
B. Sanfilippo & Son, Inc.

Nature of business
------------------
The Company processes and sells shelled and inshell nuts and other snack foods in both retail and wholesale markets. The Company has plants located throughout the United States. Revenues are generated from sales to a variety of customers, including several major retailers and the U.S. government. The related accounts receivable from sales are unsecured.

Revenue recognition
-------------------
The Company recognizes revenue when it is realized or realizable and has been earned. Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, sales terms are complete, customer acceptance has occurred and payment is reasonably assured.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The value of inventories may be impacted by market price fluctuations.

Properties
----------
Properties are stated at cost. Cost is depreciated using the straight-line method over the following estimated useful lives: buildings -- 30 to 40 years, machinery and equipment -- 5 to 10 years, furniture and leasehold improvements -- 5 to 10 years and vehicles -- 3 to 5 years.

The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss is recognized currently. Maintenance and repairs are charged to operations as incurred.

Certain lease transactions relating to the financing of buildings are accounted for as capital leases, whereby the present value of future rental payments, discounted at the interest rate implicit in the lease, is recorded as a liability. A corresponding amount is capitalized as the cost of the assets and is amortized on a straight-line basis over the estimated lives of the assets or over the lease terms which range from 20 to 30 years, whichever is shorter. See also
Note 7.

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

Goodwill and other long-lived assets
------------------------------------
Goodwill, which represents the excess purchase price over the fair value of net tangible and identifiable intangible assets acquired, is amortized on a straight-line basis over periods ranging from 15 to 20 years. Other intangible assets, which represent amounts assigned at the time of a purchase acquisition, consist of patents and were amortized over 6 years and became fully amortized during the year ended June 28, 2001.

The Company reviews the carrying value of goodwill and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This review is performed by comparing estimated undiscounted future cash flows from use and eventual disposition of the asset to the recorded value of the asset.

Recent accounting pronouncements
--------------------------------
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for fiscal 2001. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Adopting this statement did not have a material effect on the Company's results of operations, financial condition or cash flows.

Certain issues addressed in Emerging Issues Task Force ("EITF") 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," became effective for the third quarter of fiscal 2001. Customer rebates, which the Company had recorded as selling expenses, are now required to be accounted for as reductions to revenue. Rebates recorded as selling expenses in prior period financial statements have been reclassified as reductions to revenue. The effect of such reclassification was not material and had no impact on the Company's net income or financial position.

The Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" became effective for fiscal 2001. SAB 101 details criteria that must be met in order for revenue to be recognized. The effect of implementing SAB 101 was not material to the Company's net income or financial position.

EITF 00-14, "Accounting for Certain Sales Incentives," and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" will become effective for the third quarter of fiscal 2002, although early adoption is permissible.
Certain amounts which the Company has recorded as selling expenses will be required to be accounted for as reductions to revenue. There should be no effect on the Company's net income or financial position.

In July 2001, the Financial Accounting Standards Board issued FASB Statements Nos. 141 and 142 ("SFAS 141" and "SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets. The Company has not yet determined the effects of implementing SFAS 141 and SFAS142.

NOTE 2 -- EARNINGS PER SHARE
----------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the required earnings per share disclosures:

                                        Year Ended     Year Ended     Year Ended
                                       June 28, 2001  June 29, 2000  June 24, 1999
                                       -------------  -------------  -------------
Net income                                  $7,595         $6,757         $1,796
Weighted average shares outstanding      9,148,565      9,148,565      9,148,565
Basic earnings per common share             $ 0.83         $ 0.74         $ 0.20
Effect of dilutive securities:
  Stock options                              1,767            162            366
  Weighted average shares outstanding    9,150,332      9,148,727      9,148,931
Diluted earnings per common share           $ 0.83         $ 0.74         $ 0.20


The following table summarizes the weighted average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Common Stock:

                                                          Weighted Average
                                   Number of Options       Exercise Price
                                   -----------------      ----------------
   Year ended June 28, 2001              450,735                $ 8.16
   Year ended June 29, 2000              406,239                $ 8.63
   Year ended June 24, 1999              359,712                $10.24

NOTE 3 -- COMMON STOCK
----------------------
The Company's Class A Common Stock, $.01 par value (the "Class A Stock"), has cumulative voting rights with respect to the election of those directors which the holders of Class A Stock are entitled to elect, and 10 votes per share on all other matters on which holders of the Company's Class A Stock and Common Stock are entitled to vote. In addition, each share of Class A Stock is convertible at the option of the holder at any time into one share of Common Stock and automatically converts into one share of Common Stock upon any sale or transfer other than to related individuals. Each share of the Company's Common Stock, $.01 par value (the "Common Stock") has noncumulative voting rights of one vote per share. The Class A Stock and the Common Stock are entitled to share equally, on a share-for-share basis, in any cash dividends declared by the Board of Directors, and the holders of the Common Stock are entitled to elect 25% of the members comprising the Board of Directors.

NOTE 4 - INCOME TAXES
---------------------
The provision for income taxes for the years ended June 28, 2001, June 29, 2000 and June 24, 1999 are as follows:

                                    June 28,     June 29,     June 24,
                                       2001         2000         1999
                                    --------     --------     --------
Current:
  Federal                            $3,921       $3,840       $  811
  State                                 916          902          192
Deferred                                226         (237)         370
                                    --------     --------     --------
Total provision for income taxes     $5,063       $4,505       $1,373
                                    ========     ========     ========

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations for the years ended June 28, 2001, June 29, 2000 and June 24, 1999 are as follows:

                                            June 28,   June 29,   June 24,
                                               2001       2000       1999
                                            --------   --------   --------
Federal statutory income tax rate             35.0%      35.0%      34.0%
State income taxes, net of federal benefit     5.1        5.2        5.1
Surtax exemption                              (0.8)      (0.9)        --
Nondeductible items                            1.2        1.7        1.4
Other                                         (0.5)      (1.0)       2.8
                                            --------   --------   --------
Effective tax rate                            40.0%      40.0%      43.3%
                                            ========   ========   ========

The deferred tax assets and liabilities are comprised of the following:

                                      June 28, 2001         June 29, 2000
                                    -----------------     -----------------
                                     Asset  Liability      Asset  Liability
                                    ------  ---------     ------  ---------
Current:
  Allowance for doubtful accounts   $  156    $   --      $  308    $   --
  Employee compensation                404        --          42        --
  Inventory                             61        --          85        --
  Accounts receivable                   --       119          --       237
  Other                                131        --         262        --
                                    ------  ---------     ------  ---------
Total current                       $  752    $  119      $1,147    $  237
                                    ------  ---------     ------  ---------
Long-term:
  Depreciation                      $   --    $4,920      $   --    $4,982
  Capitalized leases                 1,523        --       1,499        --
  Other                                556        --         591        --
                                    ------  ---------     ------  ---------
Total long-term                     $2,079    $4,920      $2,090    $4,982
                                    ------  ---------     ------  ---------
Total                               $2,831    $5,039      $3,237    $5,219
                                    ======  =========     ======  =========

NOTE 5 -- INVENTORIES
---------------------
Inventories consist of the following:
                                       June 28,        June 29,
                                          2001            2000
                                       --------        --------
 Raw material and supplies              $30,154        $ 56,755
 Work-in-process and finished goods      68,413          49,005
                                       --------        --------
Total                                   $98,567        $105,760
                                       ========        ========

NOTE 6 -- NOTES PAYABLE
-----------------------
Notes payable consist of the following:

                                       June 28,        June 29,
                                          2001            2000
                                       --------        --------
Revolving bank loan                     $37,532         $41,874
                                       ========        ========

On March 31, 1998, the Company entered into a new unsecured credit facility, with certain banks, totaling $70,000 (the "Bank Credit Facility"). The Bank Credit Facility, as amended on May 31, 2000, is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $62,343, in the aggregate, and matures on May 31, 2003, and (ii) a $7,657 standby letter of credit, which matures on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 5.28% at June 28, 2001) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank Rate. The standby letter of credit replaced a prior letter of credit securing certain industrial development bonds that financed the original acquisition, construction, and equipping of the Company's Bainbridge, Georgia facility.

The Bank Credit Facility, as amended, includes certain restrictive covenants that, among other things: (i) require the Company to maintain a minimum tangible net worth; (ii) comply with specified ratios; (iii) limit annual capital expenditures to the greater of $7,500 or an amount calculated using a specified ratio; (iv) restrict dividends to the lesser of 25% of net income for the previous fiscal year or $5,000; (v) prohibit the Company from redeeming shares of capital stock; and (vi) require that certain officers and stockholders of the Company, together with their respective family members and certain trusts created for the benefits of their respective children, continue to own shares representing the right to elect a majority of the directors of the Company. As of June 28, 2001, the Company was in compliance with all restrictive covenants, as amended, under the Bank Credit Facility.

NOTE 7 -- LONG-TERM DEBT
------------------------
Long-term debt consists of the following:
                                                            June 28,  June 29,
                                                               2001      2000
                                                            --------  --------
Industrial development bonds, secured by building,
 machinery and equipment with a cost aggregating $8,000     $  7,230  $  7,445
Capitalized lease obligations                                  6,675     7,040
Series A note payable, interest payable quarterly
 at 8.72%, principal payable in semi-annual
 installments of $200                                          1,400     1,800
Series B note payable, interest payable quarterly
 at 9.07%, principal payable in semi-annual
 installments of $300                                          2,100     2,700
Series C note payable, interest payable quarterly
 at 9.07%, principal payable in semi-annual
 installments of $200                                          1,400     1,800
Series D note payable, interest payable quarterly
 at 9.18%, principal payable in semi-annual
 installments of $150                                          1,050     1,350
Series E note payable, interest payable quarterly
 at 7.34%, principal payable in semi-annual
 installments of $400                                          2,800     3,600
Series F notes payable, interest payable quarterly
 at 9.16%, principal payable in semi-annual
 installments ranging from $500 to $475                        4,800     5,800
Note payable, interest payable semi-annually at 8.30%,
 principal  payable in annual installments of
 approximately $1,429                                          7,143     8,571
Note payable, subordinated, interest payable semi-annually
 at 9.38%, principal payable in annual installments of
 $5,000 beginning on September 1, 2003                        15,000    15,000
Arlington Heights facility, first mortgage, principal
 and interest payable at 8.875%, in monthly installments
 of $22 through October 1, 2015                                2,159     2,232
Other                                                             18       143
Current maturities                                           (12,666)   (5,702)
                                                            --------  --------
Total long-term debt                                        $ 39,109  $ 51,779
                                                            ========  ========

JBSS financed the construction of a peanut shelling plant with industrial development bonds in 1987. Through May 31, 1992, the bonds bore interest payable semi-annually at 7%. On June 1, 1992, the Company remarketed the bonds, resetting the interest rate at 6% through May 1997. On June 1, 1997, the Company remarketed the bonds, resetting the interest rate at 5.375% through May 2002, and at a market rate to be determined thereafter. On June 1, 2002, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a "best efforts" basis. The agreement requires the Company to redeem the bonds in varying annual installments, ranging from $230 to $780 annually through 2017. The Company is also required to redeem the bonds in certain other circumstances, for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option at any time, however, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

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

Effective January 1, 1997, the interest rates on each promissory note comprising the Long-Term Financing Facility were increased by 0.85%, due to the Company not meeting the required ratio of (a) net income plus interest expense to (b) senior funded debt for the year ended December 31, 1996.

The Long-Term Financing Facility includes certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) require the Company to maintain a minimum tangible net worth; (iii) restrict dividends to a maximum of 25% of cumulative net income from and after January 1, 1995 to the date the dividend is declared; and (iv) require that certain officers and stockholders of the Company, together with their respective family members and certain trusts created for the benefits of their respective children, continue to own shares representing the right to elect a majority of the directors of the Company. As of June 28, 2001, the Company was in compliance with all restrictive covenants, as amended, under the Long-Term Financing Facility.
On September 12, 1995, the Company borrowed an additional $25,000 under an unsecured long-term financing arrangement (the "Additional Long-Term Financing"). The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10,000 of the principal amount thereof, bears interest at an annual rate of 8.30% and requires annual principal payments of approximately $1,429 through maturity, and (ii) as to the other $15,000 of the principal amount thereof (which is subordinated to the Company's other debt facilities), bears interest at an annual rate of 9.38% and requires annual principal payments of $5,000 beginning on September 1, 2003 through maturity.

The Additional Long-Term Financing includes certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) require the Company to maintain a minimum tangible net worth; and (iii) limit cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of a cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period
from any sale of its capital stock, and (c) $5,000.   As of June 28,
2001, the Company was in compliance with all restrictive covenants, as amended, under the Additional Long-Term Financing.
Aggregate maturities of long-term debt, excluding capitalized lease obligations, are as follows for the years ending:

                  June 27, 2002       $12,255
                  June 26, 2003         4,965
                  June 24, 2004         9,973
                  June 30, 2005         8,732
                  June 29, 2006         7,491
                  Subsequent years      1,684
                                      -------
                  Total               $45,100
                                      =======

The accompanying financial statements include the following amounts related to assets under capital leases:

                                   June 28,     June 29,
                                      2001         2000
                                   --------     --------
Buildings                           $9,520       $9,520
Less:  Accumulated amortization      6,621        6,209
                                   --------     --------
Total                               $2,899       $3,311
                                   ========     ========

Amortization expense aggregated $412 for the year ended June 28, 2001, $411 for the year ended June 29, 2000, and $412 for the year ended June 24, 1999.

Buildings under capital leases are rented from entities that are owned by certain directors, officers and stockholders of JBSS. Future minimum payments under the leases, together with the related present value, are summarized as follows for the years ending:

        June 27, 2002                                $ 1,308
        June 26, 2003                                  1,308
        June 24, 2004                                  1,308
        June 30, 2005                                  1,308
        June 29, 2006                                  1,308
        Subsequent years                               5,194
                                                     -------
        Total minimum lease payments                  11,734
        Less:  Amount representing interest            5,059
                                                     -------
        Present value of minimum lease payments      $ 6,675
                                                     =======

JBSS also leases buildings and certain equipment pursuant to agreements accounted for as operating leases. Rent expense under these operating leases aggregated $724, $596 and $620 for the years ended June 28, 2001, June 29, 2000 and June 24, 1999, respectively. Aggregate noncancelable lease commitments under these operating leases are as follows for the years ending:

                  June 27, 2002          $  371
                  June 26, 2003             267
                  June 24, 2004             170
                  June 30, 2005             145
                  June 29, 2006              98
                  Subsequent years            4
                                         ------
                                         $1,055
                                         ======

NOTE 8 -- EMPLOYEE BENEFIT PLANS
--------------------------------
JBSS maintains a contributory plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements. The Company contributes 50% of the amount contributed by each employee up to certain maximums specified in the plan. Total Company contributions to the 401(k) plan were $453, $260 and $165 for the years ended June 28, 2001, June 29, 2000 and June 24, 1999, respectively.

JBSS contributed $98, $101 and $87 for the years ended June 28, 2001, June 29, 2000 and June 24, 1999, respectively, to multi-employer union-sponsored pension plans. JBSS is presently unable to determine its respective share of either accumulated plan benefits or net assets available for benefits under the union plans.

NOTE 9 -- TRANSACTIONS WITH RELATED PARTIES
-------------------------------------------
In addition to the related party transactions described in Note 7, JBSS also entered into transactions with the following related parties:

Purchases
---------
JBSS purchases materials and manufacturing equipment from a company that is 7.8% owned by the Company's Chairman of the Board and Chief Executive Officer. The five children of the Company's Chairman of the Board and Chief Executive Officer own the balance of the entity either directly or as equal beneficiaries of a trust. Two of the children are officers of the Company, and one of the two is also on the Company's Board of Directors. Purchases aggregated $5,512, $6,213 and $5,106 for the years ended June 28, 2001, June 29, 2000 and June 24, 1999, respectively. Accounts payable aggregated $540 and $388 at June 28, 2001 and June 29, 2000, respectively. In addition, JBSS leases office and warehouse space to the entity. Rental income from the entity aggregated $154, $154 and $138 for the years ended June 28, 2001, June 29, 2000 and June 24, 1999, respectively. Accounts receivable aggregated $33 and $15 at June 28, 2001 and June 29, 2000, respectively.

JBSS purchases materials from a company that is 33% owned by an individual related to the Company's Chairman of the Board and Chief Executive Officer. Material purchases aggregated $228, $165 and $84 for the years ended June 28, 2001, June 29, 2000 and June 24, 1999, respectively. Accounts payable aggregated $9 and $15 at June 28, 2001 and June 29, 2000, respectively.

JBSS purchases supplies from a company that is 33% owned by an individual related to the Company's Chairman of the Board and Chief Executive Officer. Material purchases aggregated $290 for the year ended June 28, 2001. Accounts payable aggregated $38 at June 28, 2001.

JBSS purchases materials from a company that is indirectly owned, in part, by a member of the JBSS Board of Directors who is not an employee of the Company. Material purchases aggregated $38 during the year ended June 24, 1999 from this company.

Brokerage commissions
---------------------
JBSS paid brokerage commissions of $414 during the year ended June 24, 1999 to a food brokerage company. The president of this company is related to a former executive officer and director of the Company.

Product purchases and sales
---------------------------
JBSS purchases materials from and sells products to Navarro Pecan Company, Inc., which is owned 33% by the Company's Chairman of the Board and Chief Executive Officer. Material purchases aggregated $408, $387 and $559 for the years ended June 28, 2001, June 29, 2000 and June 24, 1999, respectively. The Company sold products to the same company aggregating $1,414, $1,527 and $1,700 for the years ended June 28, 2001, June 29, 2000 and June 24, 1999, respectively. Accounts receivable aggregated $118 and $122 at June 28, 2001 and June 29, 2000, respectively.

Building space rental
---------------------
JBSS rented office and warehouse space to a company whose president is related to the Company's Chairman of the Board and Chief Executive Officer. Rental income was $14 for the year ended June 24, 1999.

Legal services
--------------
A law firm provides services to JBSS. A partner of the firm is related to an outside director of the Company. Legal services aggregated $72 and $64 for the years ended June 28, 2001 and June 29, 2000, respectively. Accounts payable aggregated $2 at June 28, 2001.

NOTE 10 -- STOCK OPTION PLANS
-----------------------------
The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans with the alternative method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the effect on the Company's net income for the years ended June 28, 2001, June 29, 2000 and June 24, 1999 would not have been significant.

In October 1991, JBSS adopted a stock option plan (the "1991 Stock Option Plan") which became effective on December 10, 1991 and was terminated early by the Board of Directors on February 28, 1995. Pursuant to the terms of the 1991 Stock Option Plan, options to purchase up to 350,000 shares of Common Stock could be awarded to certain executives and key employees of JBSS and its subsidiaries. The exercise price of the options was determined as set forth in the 1991 Stock Option Plan by the Board of Directors. The exercise price for the stock options was at least fair market value with the exception of nonqualified stock options which had an exercise price equal to at least 33% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1991 Stock Option Plan, options expire upon termination of employment. All of the options granted were intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the "Code").

The termination of the 1991 Stock Option Plan, effective February 28, 1995, did not affect options granted under the 1991 Stock Option Plan which remained outstanding as of the effective date of termination. Accordingly, the unexercised options outstanding under the 1991 Stock Option Plan at June 28, 2001 will continue to be governed by the terms of the 1991 Stock Option Plan.

The following is a summary of activity under the 1991 Stock Option Plan:

                                        Number of         Weighted Average
                                          Shares           Exercise Price
                                        ---------         ----------------
 Outstanding at June 25, 1998             209,700              $12.24
 Canceled                                 (14,750)             $12.86
                                        ----------
 Outstanding at June 24, 1999             194,950              $12.19
 Canceled                                 (33,650)             $12.53
                                        ----------
 Outstanding at June 29, 2000             161,300              $12.12
 Canceled                                  (6,400)             $12.09
                                        ----------
 Outstanding at June 28, 2001             154,900              $12.12
                                        ==========

 Options exercisable at June 28, 2001     154,900              $12.12
 Options exercisable at June 29, 2000     161,300              $12.12
 Options exercisable at June 24, 1999     194,950              $12.19

Exercise prices for options outstanding as of June 28, 2001 ranged from $6.00 to $15.00. The weighted average remaining contractual life of those options is 1.3 years. The options outstanding at June 28, 2001 may be segregated into two ranges, as is shown in the following:

                                        Option Price Per      Option Price Per
                                               Share             Share Range
                                               $6.00            $12.25-$15.00
                                        ----------------      ----------------
 Number of options                            17,850               137,050
 Weighted-average exercise price               $6.00                $12.91
 Weighted-average remaining life (years)         3.5                   1.0
 Number of options exercisable                17,850               137,050
 Weighted average exercise price for
  exercisable options                          $6.00                $12.91


At the Company's annual meeting of stockholders on May 2, 1995, the Company's stockholders approved, and the Company adopted, effective as of March 1, 1995, a new stock option plan (the "1995 Equity Incentive Plan") to replace the 1991 Stock Option Plan. The 1995 Equity Incentive Plan was terminated early by the Board of Directors on August 27, 1998. Pursuant to the terms of the 1995 Equity Incentive Plan, options to purchase up to 200,000 shares of Common Stock could be awarded to certain key employees and "outside directors" (i.e. directors who are not employees of the Company or any of its subsidiaries). The exercise price of the options was determined as set forth in the 1995 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options was at least the fair market value of the Common Stock on the date of grant, with the exception of nonqualified stock options which had an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1995 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1995 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. All of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Code.

The termination of the 1995 Equity Incentive Plan, effective August 27, 1998, did not affect options granted under the 1995 Equity Incentive Plan which remained outstanding as of the effective date of termination. Accordingly, the unexercised options outstanding under the 1995 Equity Incentive Plan at June 28, 2001 will continue to be governed by the terms of the 1995 Equity Incentive Plan.
The following is a summary of activity under the 1995 Equity Incentive
Plan:

                                        Number of     Weighted Average
                                          Shares       Exercise Price
                                        ---------     ----------------
Outstanding at June 25, 1998              160,600            $7.73
Canceled                                  (11,100)           $7.51
                                        ---------
Outstanding at June 24, 1999              149,500            $7.75
Canceled                                  (25,300)           $7.74
                                        ---------
Outstanding at June 29, 2000              124,200            $7.75
Canceled                                  (16,600)           $9.04
                                        ---------
Outstanding at June 28, 2001              107,600            $7.58
                                        =========

Options exercisable at June 28, 2001      107,600            $7.58
Options exercisable at June 29, 2000      107,900            $7.97
Options exercisable at June 24, 1999       93,700            $8.08

Exercise prices for options outstanding as of June 28, 2001 ranged from $6.00 to $10.50. The weighted average remaining contractual life of those options is 4.8 years. The options outstanding at June 28, 2001 may be segregated into two ranges, as is shown in the following:

                                        Option Price Per     Option Price Per
                                          Share Range           Share Range
                                          $6.00-$6.88          $8.25-$10.50
                                        ----------------     ----------------
 Number of options                             64,000               43,600
 Weighted-average exercise price                $6.34                $9.40
 Weighted-average remaining life (years)          5.2                  4.2
 Number of options exercisable                 64,000               43,600
 Weighted average exercise price for
  exercisable options                           $6.34                $9.40


At the Company's annual meeting of stockholders on October 28, 1998, the Company's stockholders approved, and the Company adopted, effective as of September 1, 1998, a new stock option plan (the 1998 Equity Incentive Plan") to replace the 1995 Equity Incentive Plan. Pursuant to the terms of the 1998 Equity Incentive Plan, options to purchase up to 350,000 shares of Common Stock could be awarded to certain key employees and "outside directors" (i.e. directors who are not employees of the Company or any of its subsidiaries). The exercise price of the options will be determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant, with the exception of nonqualified stock options which have an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. All of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of
Section 422 of the Code.


The following is a summary of activity under the 1998 Equity Incentive
Plan:

                                        Number of      Weighted Average
                                          Shares        Exercise Price
                                        ---------      ----------------
Outstanding at June 25, 1998                  --                 --
Granted                                   49,500              $4.01
                                        ---------
Outstanding at June 24, 1999              49,500              $4.01
Granted                                  153,000              $4.48
Canceled                                  (7,000)             $4.04
                                        ---------
Outstanding at June 29, 2000             195,500              $4.38
Granted                                    3,000              $4.06
Canceled                                 (28,750)             $4.35
                                        ---------
Outstanding at June 28, 2001             169,750              $4.38
                                        =========

Options exercisable at June 28, 2001      50,750              $4.31
Options exercisable at June 29, 2000       6,250              $4.01

NOTE 11 -- LEGAL MATTERS
------------------------
The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. It is management's opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.

NOTE 12 -- SUBSEQUENT EVENT - PROPOSED ACQUISITION
-------------------------------------------------
On August 24, 2001 the Company announced that it signed a letter of intent to acquire all of the outstanding shares of the Navarro Pecan Company, Inc. ("Navarro"). Navarro is one of the largest pecan shellers in the United States. The closing, which is expected to occur in the fall of calendar 2001, is contingent upon due diligence, board approval and other conditions.

Supplementary Quarterly Data
----------------------------
The following unaudited quarterly consolidated financial data are presented for fiscal 2001 and fiscal 2000. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

                                 First     Second    Third    Fourth
                                Quarter   Quarter   Quarter  Quarter
                                -------  --------   -------  -------
Year Ended June 28, 2001:
  Net sales                     $86,568  $114,365   $64,011  $76,502
  Gross profit                   13,755    20,653    10,610   13,150
  Income from operations          4,006     9,919     2,340    4,136
  Net income                      1,251     4,776       153    1,415
  Basic and diluted earnings
   per common share             $  0.14  $   0.52   $  0.02  $  0.15

Year Ended June 29, 2000:
  Net sales                     $79,124  $123,328   $51,078  $77,491
  Gross profit                   12,149    22,823     9,453   14,571
  Income from operations          2,778     9,254     2,065    4,500
  Net income                        641     4,575       111    1,430
  Basic and diluted earnings
   per common share             $  0.07  $   0.50   $  0.01  $  0.16


Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------
There were no disagreements on any matters of accounting principles or financial statement disclosure with the Company's independent accountants during the year ended June 28, 2001, the year ended June 29, 2000 or the year ended June 24, 1999.


                                 PART III
                                 --------
Item 10 -- Directors and Executive Officers of the Registrant
-------------------------------------------------------------
The Sections entitled "Nominees for Election by The Holders of Common Stock" and "Nominees for Election by The Holders of Class A Stock" of the Company's Proxy Statement for the 2001 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Information relating to the executive officers of the Company is included immediately after Part I of this Report.

Item 11 -- Executive Compensation
---------------------------------
The Sections entitled "Compensation of Directors and Executive Officers", "Committees and Meetings of the Board of Directors" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" of the Company's Proxy Statement for the 2001 Annual Meeting are incorporated herein by reference.

Item 12 -- Security Ownership of Certain Beneficial Owners and
           Management
--------------------------------------------------------------
The Section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the 2001 Annual Meeting is incorporated herein by reference.

Item 13 -- Certain Relationships and Related Transactions
---------------------------------------------------------
The Sections entitled "Executive Compensation" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" of the Company's Proxy Statement for the 2001 Annual Meeting are incorporated herein by reference.

                                  PART IV
                                  -------
Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------
    (a)(1)   Financial Statements
    -----------------------------
The following financial statements of the Company are included in
Part II, Item 8 of this Report:

     Report of Independent Accountants
     Consolidated Balance Sheets as of June 28, 2001 and June 29, 2000 Consolidated Statements of Operations for the Year Ended June
       28, 2001, the Year Ended June 29, 2000 and the Year Ended June
       24, 1999
     Consolidated Statements of Stockholders' Equity for the Year
       Ended June 28, 2001, the Year Ended June 29, 2000 and the
       Year Ended June 24, 1999
     Consolidated Statements of Cash Flows for the Year Ended June
       28, 2001, the Year Ended June 29, 2000 and the Year Ended
       June 24, 1999
     Notes to Consolidated Financial Statements


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

    (b)  Reports on Form 8-K
    ------------------------
None filed during the quarter ended June 28, 2001.

    (c)  Exhibits
    -------------
See Item 14(a)(3) above.

    (d)  Financial Statement Schedules
    ----------------------------------
See Item 14(a)(2) above.

                               SIGNATURES
                               ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 17, 2001            JOHN B. SANFILIPPO & SON, INC.

                                     By:/s/ Jasper B. Sanfilippo
                                        ------------------------
					Jasper B. Sanfilippo
					Chairman of the Board
					and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Name                       Title                         Date
------------------------   ------------------------------    ------------------
/s/ Jasper B. Sanfilippo   Chairman of the Board and         September 17, 2001
------------------------    Chief Executive Officer and
Jasper B. Sanfilippo        Director (Principal Executive
                            Officer)

/s/ Michael J. Valentine   Executive Vice President Finance, September 17, 2001
------------------------    Chief Financial Officer and
Michael J. Valentine        Secretary and Director
                            (Principal Financial Officer)

/s/ William R. Pokrajac    Vice President of Finance and     September 17, 2001
-----------------------     Controller (Principal
William R. Pokrajac         Accounting Officer)


/s/ Mathias A. Valentine   Director                          September 17, 2001
------------------------
Mathias A. Valentine

/s/ Jim R. Edgar           Director                          September 17, 2001
----------------
Jim R. Edgar

/s/ John W.A. Buyers       Director                          September 17, 2001
--------------------
John W.A. Buyers

/s/ Timothy R. Donovan     Director                          September 17, 2001
----------------------
Timothy R. Donovan

/s/ Jeffrey T. Sanfilippo  Director                          September 17, 2001
-------------------------
Jeffrey T. Sanfilippo


                  Report of Independent Accountants on
                      Financial Statement Schedule
                  ------------------------------------

To the Board of Directors
of John B. Sanfilippo & Son, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 15, 2001 appearing on page 23 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
August 15, 2001


                      JOHN B. SANFILIPPO & SON, INC.
                              SCHEDULE II
		VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            For the year ended June 28, 2001, the year ended June 29,
                      2000 and the year ended June 24, 1999.
                             (Dollars in thousands)

                                Balance at
                                 Beginning                        Balance at
Description                      of Period Additions Deductions End of Period
                                ---------- --------- ---------- -------------
June 28, 2001
-------------
Allowance for doubtful accounts     $769       $ 13      $(392)      $390

June 29, 2000
-------------
Allowance for doubtful accounts     $660       $201      $ (92)      $769

June 24, 1999
-------------
Allowance for doubtful accounts     $846       $  9      $(195)      $660



                          JOHN B. SANFILIPPO & SON, INC.
                                  EXHIBIT INDEX
                     (Pursuant to Item 601 of Regulation S-K)


Exhibit
Number                         Description
-------    ---------------------------------------------------------------
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

*10.35     First Amendment to the Registrant's 1998 Equity Incentive Plan(26)

 10.36 Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A. (replacing KNA)(25)

 11-20     Not applicable

 21        Subsidiaries of the Registrant

 22        Not applicable

 23        Consent of PricewaterhouseCoopers LLP

24-99      Not applicable



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