Form 10-Q
period 2001-09-27
SANFILIPPO JOHN B & SON INC
filed 2001-11-07
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                     ----------------------------------

                                FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

               For the quarterly period ended September 27, 2001

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

  As of November 7, 2001, 5,461,139 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares, and 3,687,426 shares of the Registrant's Class A Common Stock, $.01 par value per share, were outstanding.


                    JOHN B. SANFILIPPO & SON, INC.
                    ------------------------------
                         INDEX TO FORM 10-Q
                         ------------------

PART I.  FINANCIAL INFORMATION                                     PAGE NO.
------------------------------                                     --------
Item 1 --  Consolidated Financial Statements (Unaudited):

Consolidated Statements of Operations for the quarters ended
 September 27, 2001 and September 28, 2000                              3

Consolidated Balance Sheets as of September 27, 2001
 and June 28, 2001                                                      4

Consolidated Statements of Cash Flows for the quarters ended
 September 27, 2001 and September 28, 2000                              5

Notes to Consolidated Financial Statements                              6

Item 2  --  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                          8

Item 3  --  Quantitative and Qualitative Disclosures About
 Market Risk                                                           13

PART II.  OTHER INFORMATION
---------------------------
Item 2  --  Changes in Securities                                      14

Item 5  --  Other Information                                          14

Item 6  --  Exhibits and Reports on Form 8-K                           14

SIGNATURE                                                              15
---------
EXHIBIT INDEX                                                          16
-------------
OMITTED FINANCIAL STATEMENTS
----------------------------
None


                       PART I.  FINANCIAL INFORMATION
                       ------------------------------
Item 1 -- Financial Statements (Unaudited)

                       JOHN B. SANFILIPPO & SON, INC.
                       ------------------------------
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  -------------------------------------
                              (Unaudited)
           (Dollars in thousands, except earnings per share)



                                          For the Quarter Ended
                                -----------------------------------------
                                September 27, 2001     September 28, 2000
                                ------------------     ------------------
Net sales                              $84,759               $84,543
Cost of sales                           73,567                72,813
                                       --------              --------
Gross profit                            11,192                11,730
                                       --------              --------
Selling expenses                         5,541                 5,424
Administrative expenses                  2,367                 2,300
                                       --------              --------
                                         7,908                 7,724
                                       --------              --------
Income from operations                   3,284                 4,006
                                       --------              --------
Other income (expense):
  Interest expense                      (1,648)               (2,073)
  Rental income                            159                   148
  Miscellaneous                              4                     4
                                       --------              --------
                                        (1,485)               (1,921)
                                       --------              --------
Income before income taxes               1,799                 2,085
Income tax expense                         720                   834
                                       --------              --------
Net income and comprehensive income    $ 1,079               $ 1,251
                                       ========              ========
Basic and diluted earnings
 per common share                      $  0.12               $  0.14
                                       ========              ========


The accompanying notes are an integral part of these financial statements.



                        JOHN B. SANFILIPPO & SON, INC.
                        ------------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                            (Dollars in thousands)

                                           (Unaudited)
                                       September 27, 2001      June 28, 2001
                                       ------------------      -------------
ASSETS
------
CURRENT ASSETS:
  Cash                                       $  1,917             $  1,098
  Accounts receivable, net                     32,998               25,890
  Inventories                                  86,844               98,567
  Deferred income taxes                           633                  633
  Income taxes receivable                         247                  880
  Prepaid expenses and other current
   assets                                       3,154                1,931
                                             ---------            ---------
TOTAL CURRENT ASSETS                          125,793              128,999
                                             ---------            ---------
PROPERTIES:
  Buildings                                    60,107               55,711
  Machinery and equipment                      82,149               81,381
  Furniture and leasehold improvements          5,239                5,211
  Vehicles                                      4,033                4,097
  Construction in progress                         --                3,430
                                             ---------            ---------
                                              151,528              149,830
  Less:  Accumulated depreciation              82,803               81,046
                                             ---------            ---------
                                               68,725               68,784
  Land                                          1,863                1,863
                                             ---------            ---------
                                               70,588               70,647
                                             ---------            ---------
OTHER ASSETS:
  Goodwill and other intangibles                5,210                5,348
  Miscellaneous                                 6,980                5,246
                                             ---------            ---------
                                               12,190               10,594
                                             ---------            ---------
                                             $208,571             $210,240
                                             =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable                              $ 24,357             $ 37,532
  Current maturities of long-term debt         12,672               12,666
  Accounts payable                             21,462               11,429
  Drafts payable                                7,681                4,944
  Accrued expenses                              7,687                7,373
                                             ---------            ---------
TOTAL CURRENT LIABILITIES                      73,859               73,944
                                             ---------            ---------
LONG-TERM DEBT                                 36,447               39,109
                                             ---------            ---------
LONG-TERM DEFERRED INCOME TAXES                 2,841                2,841
                                             ---------            ---------
STOCKHOLDERS' EQUITY
  Class A Common Stock, cumulative voting
   rights of ten votes per share, $.01 par
   value; 10,000,000 shares authorized,
   3,687,426 issued and outstanding                37                   37
  Common Stock, non-cumulative voting
   rights of one vote per share, $.01 par
   value; 10,000,000 shares authorized,
   5,461,139 issued and outstanding                56                   56
  Capital in excess of par value               57,196               57,196
  Retained earnings                            39,339               38,261
  Treasury stock                               (1,204)              (1,204)
                                             ---------            ---------
                                               95,424               94,346
                                             ---------            ---------
                                             $208,571             $210,240
                                             =========            =========

The accompanying notes are an integral part of these financial statements.


                        JOHN B. SANFILIPPO & SON, INC.
                        ------------------------------
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                               (Unaudited)
                          (Dollars in thousands)

                                                  For the Quarter Ended
                                       --------------------------------------
                                       September 27, 2001  September 28, 2000
                                       ------------------  ------------------
Cash flows from operating activities:
 Net income                                   $  1,079            $  1,251
 Adjustments:
  Depreciation and amortization                  2,104               2,085
  Gain on disposition of properties                 (4)                 --
  Change in current assets and
   current liabilities:
    Accounts receivable, net                    (7,108)             (7,336)
    Inventories                                 11,723               7,796
    Prepaid expenses and other
     current assets                             (1,223)                258
    Accounts payable                            10,033               7,791
    Drafts payable                               2,737               2,564
    Accrued expenses                               314               1,262
    Income taxes receivable/payable                633                 410
                                              ---------           ---------
  Net cash provided by operating activities     20,288              16,081
                                              ---------           ---------
Cash flows from investing activities:
 Acquisition of properties                      (1,841)             (2,666)
 Proceeds from disposition of properties            14                  --
 Other                                          (1,811)                 37
                                              ---------           ---------
 Net cash used in investing activities          (3,638)             (2,629)
                                              ---------           ---------
Cash flows from financing activities:
 Net borrowings on notes payable               (13,175)            (11,284)
  Principal payments on long-term debt          (2,656)             (2,654)
                                              ---------           ---------
 Net cash used in financing activities         (15,831)            (13,938)
                                              ---------           ---------
Net increase (decrease) in cash                    819                (486)
Cash:
  Beginning of period                            1,098               1,113
                                              ---------           ---------
  End of period                               $  1,917            $    627
                                              =========           =========
Supplemental disclosures:
  Interest paid                               $  2,087            $  2,510
  Taxes paid                                        97                 425

The accompanying notes are an integral part of these financial statements.



                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------
                              (Unaudited)
                       (Dollars in thousands)


Note 1 -- Basis of Presentation
-------------------------------
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary (collectively, the "Company"). The Company's fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters).

Note 2 -- Inventories
---------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:


                                        September 27,     June 28,
                                              2001           2001
                                        -------------     --------
    Raw material and supplies               $27,672       $ 30,154
    Work-in-process and finished goods       59,172         68,413
                                        -------------     --------
                                            $86,844        $98,567
                                        =============     ========

Note 3 -- Earnings Per Common Share
-----------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:


                               For the Quarter Ended September 27, 2001     For the Quarter Ended September 28, 2000
                               ----------------------------------------     ----------------------------------------
                                  Income          Shares      Per-Share        Income          Shares      Per-Share
                               (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)      Amount
                               -----------   -------------    ---------     -----------   -------------    ---------
Net Income                         $1,079                                       $1,251
Basic Earnings Per Share
 Income available to common
  stockholders                     $1,079       9,148,565        $0.12          $1,251       9,148,565        $0.14
Effect of Dilutive Securities
  Stock options                                    37,521                                           --
Diluted Earnings Per Common
 Share
  Income available to common
   stockholders                    $1,079       9,186,086        $0.12          $1,251       9,148,565        $0.14
                               ===========   =============    =========     ===========   =============    =========

The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:


                                                           Weighted-Average
                                    Number of Options       Exercise Price
                                    -----------------      ----------------
Quarter Ended September 27, 2001         262,687                 $10.22
Quarter Ended September 28, 2000         538,078                 $ 8.12

Note 4 -- Recent Accounting Pronouncements
------------------------------------------
The Company early adopted certain matters addressed in Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives," and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". Certain costs, which were recorded as selling and administrative expenses, are now recorded as a reduction in revenue. Similar reclassifications have been made to prior period comparative information. These reclassifications were not material and had no impact on the Company's net income or financial position.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, under the new rules, acquired intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The provisions of SFAS 142 must be applied with fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning June 28, 2002. Management is currently assessing the implementation guidance being provided by the FASB and other regulatory bodies and has not yet determined the effect, if any, the new rules will have on the Company's financial position or results of operations. Any adjustments arising from the initial impairment assessment would be reported as the cumulative effect of a change in accounting principle.

Note 5 -- Management's Statement
--------------------------------
The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The data presented on the balance sheet for the fiscal year ended June 28, 2001 were derived from audited financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K for the year ended June 28, 2001.

Note 6 -- Proposed Acquisition
------------------------------
On August 24, 2001 the Company announced that it signed a letter of intent to acquire all of the outstanding shares of the Navarro Pecan Company, Inc., one of the largest pecan shellers in the United States. The transaction is contingent upon due diligence, negotiation and execution of a definitive agreement, board approval and other conditions. The parties have been unable to conclude a definitive agreement as of this date. Either party to the letter of intent may terminate the letter if a definitive agreement has not been executed and delivered by November 22, 2001.



Item 2
------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


General
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At September 27, 2001, the Company's inventories totaled approximately $86.8 million compared to approximately $98.6 million at June 28, 2001, and approximately $98.0 million at September 28, 2000. The decrease in inventories at September 27, 2001 when compared to September 28, 2000 is primarily due to decreased levels of inshell pecans on hand. The decrease in inventories at September 27, 2001 as compared to June 28, 2001 is primarily responsible for the decrease in notes payable at September 27, 2001 as compared to June 28, 2001. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

The Company's fiscal year ends on the last Thursday of June each year, and references herein to "fiscal" years are to the fiscal years ended in the indicated calendar year (for example, "fiscal 2002" refers to the Company's fiscal year ending June 27, 2002). The Company's fiscal year typically consists of fifty-two weeks (four thirteen week quarters).

Results of Operations
---------------------
Net Sales. Net sales increased from approximately $84.5 million for the first quarter of fiscal 2001 to approximately $84.8 million for the first quarter of fiscal 2002, an increase of approximately $0.2 million, or 0.3%. The slight increase was due primarily to higher unit volume sales to the Company's retail customers, offset by lower unit volume sales to the Company's industrial customers. The increase in sales to retail customers was due primarily to increased sales of private label products. The decrease in sales to industrial customers was due primarily to high sales of pecans in the first quarter of fiscal 2001.

Gross Profit. Gross profit for the first quarter of fiscal 2002 decreased approximately 4.6% to approximately $11.2 million from approximately $11.7 million for the first quarter of fiscal 2001. Gross profit margin decreased from approximately 13.9% for the first quarter of fiscal 2001 to approximately 13.2% for the first quarter of fiscal 2002. The decrease in gross profit margin for the first quarter of fiscal 2002 was due primarily to: (i) a decrease in gross profit margin on sales to industrial customers, and (ii) an increase in private label sales, which generally carry lower gross profit margins than sales of branded products.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales increased from approximately 9.1% for the first quarter of fiscal 2001 to approximately 9.3% for the first quarter of fiscal 2002. The increase in selling and administrative expenses as a percentage in net sales is due primarily to increases in the Company's overall health insurance costs.

Income from Operations. Due to the factors discussed above, income from operations decreased from approximately $4.0 million, or 4.7% of net sales, for the first quarter of fiscal 2001, to approximately $3.3 million, or 3.9% of net sales, for the first quarter of fiscal 2002.

Interest Expense. Interest expense decreased from approximately $2.1 million for the first quarter of fiscal 2001 to approximately $1.6 million for the first quarter of fiscal 2002. The decrease in interest expense was due primarily to lower average levels of borrowings due to the reduction in levels of inventories and lower interest rates associated with the Bank Credit Facility defined below.

Income Taxes. Income tax expense was approximately $0.7 million for the first quarter of fiscal 2002 compared to approximately $0.8 million for the first quarter of fiscal 2001, or 40.0% of income before income taxes, for both quarters.


Liquidity and Capital Resources
-------------------------------
During the first quarter of fiscal 2002, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and a long-term financing arrangement entered into in 1995 (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately $20.3 million for the first quarter of fiscal 2002 compared to approximately $16.1 million for the first quarter of fiscal 2001. The increase in cash provided by operating activities was due primarily to: (i) an increase in unit volume sales in fiscal 2002 when compared to fiscal 2001 and (ii) slightly lower purchases of inventories in fiscal 2002. During the first quarter of fiscal 2002, the Company spent approximately $1.8 million in capital expenditures, compared to approximately $2.7 million for the first quarter of fiscal 2001. This decrease was due primarily to the addition of processing lines at the Company's facilities during the first quarter of fiscal 2001. During the first quarter of fiscal 2002, the Company repaid approximately $2.7 million of long-term debt, the same as the amount repaid for the first quarter of fiscal 2001.

The Bank Credit Facility is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $62.3 million, in the aggregate, and matures on May 31, 2003, and (ii) a letter of credit of approximately $7.7 million to secure the industrial development bonds, which matures on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 4.73% at September 27, 2001) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate. As of September 27, 2001, the Company had approximately $36.9 million of available credit under the Bank Credit Facility.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule.
 The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of September 27, 2001, the total principal amount outstanding under the Long-Term Financing Facility was approximately $12.5 million.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. As of September 27, 2001, the total principal amount outstanding under the Additional Long-Term Financing was approximately $20.7 million.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company's annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million and prohibits the Company from redeeming shares of capital stock. As of September 27, 2001, the Company was in compliance with all restrictive covenants under its financing facilities. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

Recent Accounting Pronouncements
--------------------------------
The Company early adopted certain matters addressed in Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives," and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". Certain costs, which were recorded as selling and administrative expenses, are now recorded as a reduction in revenue. Similar reclassifications have been made to prior period comparative information. These reclassifications were not material and had no impact on the Company's net income or financial position.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, under the new rules, acquired intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The provisions of SFAS 142 must be applied with fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning June 28, 2002. Management is currently assessing the implementation guidance being provided by the FASB and other regulatory bodies and has not yet determined the effect, if any, the new rules will have on the Company's financial position or results of operations. Any adjustments arising from the initial impairment assessment would be reported as the cumulative effect of a change in accounting principle.

Forward Looking Statements
--------------------------
The statements contained in this filing which are not historical (including statements concerning the Company's expectations regarding market risk) are "forward looking statements". These forward looking statements, which are generally identified by the use of forward looking words and phrases such as "intends", "may", "believes" and "expects", represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors, including the factors described below under "Factors That May Affect Future Results", that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events which may be subject to circumstances beyond the Company's control. Consequently, results actually achieved may differ materially from the expected results included in these statements.

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

  (b) Market and Import/Export Conditions and Uncertainties
  ---------------------------------------------------------
The terrorist attacks of September 11 and subsequent events have created considerable economic and political uncertainties. Sales to the Company's airline customers have been adversely impacted. For the fiscal year ended June 28, 2001, sales to airline customers represented approximately 3% of the Company's total sales. Additionally, the terrorist attacks and subsequent events may have material adverse effects on imports, shipping and transportation, fuel costs, consumer buying behavior, general economic conditions and other factors affecting the Company's business.

  (c) Competitive Environment
  ---------------------------
The Company operates in a highly competitive environment. The Company's principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than the Company, such as Planters and Ralcorp Holdings, Inc. The Company also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs.

  (d) Fixed Price Commitments
  ---------------------------
From time to time, the Company enters into fixed price commitments with its customers. Such commitments typically represent approximately 10% of the Company's annual net sales and are normally entered into after the Company's cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. However, the Company expects to continue to enter into fixed price commitments with respect to certain of its nut products prior to fixing its acquisition cost when, in management's judgment, market or crop harvest conditions so warrant. To the extent the Company does so, these fixed price commitments may result in losses. Historically, such losses have generally been offset by gains on other fixed price commitments. However, there can be no assurance that losses from fixed price commitments may not have a material adverse effect on the Company's results of operations.

  (e) Federal Regulation of Peanut Prices, Quotas and Poundage Allotments
  -----------------------------------------------------------------------
Peanuts are an important part of the Company's product line. Approximately 50% of the total pounds of products processed annually by the Company are peanuts, peanut butter and other products containing peanuts. The production and marketing of peanuts are regulated by the USDA under the Agricultural Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop by: (i) limiting peanut imports; (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year; and
(iii) setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United States. Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 2001 crop year is approximately 1.2 million tons.
Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal. Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country. The quota support price for the 2001 crop year is approximately $610 per ton.

The 1996 Farm Bill extended the federal support and subsidy program for peanuts for seven years. However, there are no assurances that Congress will not change or eliminate the program prior to its scheduled expiration. In October 2001, the House of Representatives approved The Farm Security Act of 2001, which would terminate the federal peanut quota program beginning with the 2002 crop year. Changes in or termination of the federal peanut program could significantly affect the supply of, and price for, peanuts. Although the Company has successfully operated in a market shaped by the federal peanut program for many years, the Company believes that it could adapt to a market without federal regulation if that were to become necessary. However, the Company has no experience in operating in such a peanut market, and no assurances can be given that the elimination or modification of the federal peanut program would not adversely affect the Company's business. Future changes in, or termination of, import quota limitations or the quota support price for peanuts at a time when the Company is maintaining a significant inventory of peanuts or has significant outstanding purchase commitments could adversely affect the Company's business by lowering the market value of the peanuts in its inventory or the peanuts which it is committed to buy. While the Company believes that its ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that future changes in, or the elimination of, the federal peanut program or import quotas will not adversely affect the Company's business.


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

Item 5 -- Other Information
---------------------------
On August 24, 2001 the Company announced that it signed a letter of intent to acquire all of the outstanding shares of the Navarro Pecan Company, Inc., one of the largest pecan shellers in the United States. The transaction is contingent upon due diligence, negotiation and execution of a definitive agreement, board approval and other conditions. The parties have been unable to conclude a definitive agreement as of this date. Either party to the letter of intent may terminate the letter if a definitive agreement has not been executed and delivered by November 22, 2001.

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
  (a) The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

  (b)  Reports on Form 8-K:  None filed during the quarter ended September
       27, 2001.



                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JOHN B. SANFILIPPO & SON, INC.

Date: November 7, 2001                     By:  /s/ Michael J. Valentine
                                                ------------------------
                                                Michael J. Valentine
                                                Executive Vice President
                                                Finance, Chief Financial
                                                Officer and Secretary


                                EXHIBIT INDEX
                                -------------

 Exhibit
  Number    Description
 -------    ---------------------------------------------------------------
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

   4.25 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Notes)(20)

   4.26 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Subordinated Notes)(20)

   4.27 Amendment and Waiver to Note Purchase Agreement dated February 5, 1999 by and among Teachers, Sunshine, Quantz, JBSI and the Registrant(23)

   4.28 Amendment and Waiver to Note Purchase Agreement dated October 26, 1999 between Teachers and the Registrant(24)

  10.1      Certain documents relating to $8.0 million Decatur
            County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

  10.2 Industrial Building Lease dated as of October 1, 1991 between JesCorp., Inc. and LNB, as Trustee under Trust Agreement dated March 17, 1989 and known as Trust No. 114243(14)

  10.3 Industrial Building Lease (the "Touhy Avenue Lease") dated November 1, 1985 between the Registrant and LNB, as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(11)

  10.4      First Amendment to the Touhy Avenue Lease dated June 1, 1987(11)

  10.5      Second Amendment to the Touhy Avenue Lease dated December
            14, 1990(11)

  10.6      Third Amendment to the Touhy Avenue Lease dated September
            1, 1991(16)

  10.7 Mortgage, Assignment of Rents and Security Agreement made on September 29, 1992 by LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk Grove Village, Illinois(5)

  10.8 Industrial Building Lease dated June 1, 1985 between the Registrant and LNB, as Trustee under Trust Agreement dated February 7, 1979 and known as Trust No. 100628(1)

  10.9 First Amendment to Industrial Building Lease dated September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(5)

  10.10 Second Amendment to Industrial Building Lease dated March 3, 1995 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

  10.11 Third Amendment to Industrial Building Lease dated August 15, 1998 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(21)

  10.12 Ground Lease dated January 1, 1995 between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

  10.13 Party Wall Agreement dated March 3, 1995 between the Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628, and the Arthur/Busse Limited Partnership(12)

  10.14 Secured Promissory Note in the amount of $6,223,321.81 dated September 29, 1992 executed by Arthur/Busse Limited Partnership in favor of the Registrant(5)

  10.15 Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

  10.16 Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

  10.17     The Registrant's 1991 Stock Option Plan(1)

  10.18     First Amendment to the Registrant's 1991 Stock Option Plan(4)

  10.19 John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, and Collateral Assignment from John E. Sanfilippo as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, as assignor, to Registrant, as assignee(7)

  10.20 John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, Mathias Valentine, Mary Valentine and Registrant, and Collateral Assignment from Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, as assignor, and Registrant, as assignee(7)

  10.21 Outsource Agreement between the Registrant and Preferred Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT REQUESTED](12)

  10.22 Letter Agreement between the Registrant and Preferred Products, Inc. dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](12)

  10.23     The Registrant's 1995 Equity Incentive Plan(13)

  10.24 Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(16)

  10.25 First Mortgage and Security Agreement (the "ILIC Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995 and securing the ILIC Promissory Note and relating to the property commonly known as 3001
            Malmo Drive, Arlington Heights, Illinois(16)

  10.26 Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

  10.27 Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

  10.28 Credit Agreement dated as of March 31, 1998 among the Registrant, Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA"), and LNB(20)

  10.29 Revolving Credit Note in the principal amount of $35.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of USB, dated as of March 31, 1998(20)

  10.30 Revolving Credit Note in the principal amount of $15.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of KNA, dated as of March 31, 1998(20)

  10.31 Revolving Credit Note in the principal amount of $20.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of LSB, dated as of March 31, 1998(20)

  10.32     The Registrant's 1998 Equity Incentive Plan(22)

  10.33     First Amendment to the Registrant's 1998 Equity Incentive Plan(26)

  10.34 Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A. (replacing KNA)(25)

  11        Not applicable

  15        Not applicable

  18        Not applicable

  19        Not applicable

 22-24      Not applicable

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