Form 10-Q
period 2001-12-27
SANFILIPPO JOHN B & SON INC
filed 2002-02-07
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ----------------------------------

                                FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

            For the quarterly period ended December 27, 2001

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

   As of February 7, 2002, 5,462,489 shares of the Registrant's Common Stock, $.01 par value per share, excluding 117,900 treasury shares, and 3,687,426 shares of the Registrant's Class A Common Stock, $.01 par value per share, were outstanding.




                     JOHN B. SANFILIPPO & SON, INC.
                     ------------------------------
                         INDEX TO FORM 10-Q
                         ------------------

PART I.  FINANCIAL INFORMATION                                  PAGE NO.
------------------------------                                  --------

Item 1 -- Consolidated Financial Statements (Unaudited):

Consolidated Statements of Operations for the quarters and
 twenty-six weeks ended December 27, 2001 and
 December 28, 2000                                                   3

Consolidated Balance Sheets as of December 27, 2001
 and June 28, 2001                                                   4

Consolidated Statements of Cash Flows for the twenty-six
 weeks ended December 27, 2001 and December 28, 2000                 5

Notes to Consolidated Financial Statements                           6

Item 2 -- Management's Discussion and Analysis of
 Financial Condition and Results of Operations                       9

Item 3 -- Quantitative and Qualitative Disclosures About
 Market Risk                                                        15

PART II.  OTHER INFORMATION
---------------------------
Item 2 -- Changes in Securities                                     16

Item 4 -- Submission of Matters to a Vote of Security Holders       16

Item 5 -- Other Information                                         16

Item 6 -- Exhibits and Reports on Form 8-K                          16

SIGNATURE                                                           17
---------
EXHIBIT INDEX                                                       18
-------------
OMITTED FINANCIAL STATEMENTS
----------------------------
None



                       PART I.  FINANCIAL INFORMATION

Item 1 -- Financial Statements (Unaudited)
------------------------------------------

                       JOHN B. SANFILIPPO & SON, INC.
                       ------------------------------
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
                              (Unaudited)
              (Dollars in thousands, except earnings per share)


                                 For the Quarter Ended    For the Twenty-six Weeks Ended
                              --------------------------  ------------------------------
                              December 27,  December 28,    December 27,  December 28,
                                    2001          2000           2001          2000
                              ------------  ------------    ------------  ------------
Net sales                        $112,755      $112,428        $197,514      $196,971
Cost of sales                      95,424        93,712         168,991       166,525
                              ------------  ------------    ------------  ------------
Gross profit                       17,331        18,716          28,523        30,446
                              ------------  ------------    ------------  ------------
Selling expenses                    5,927         6,351          11,468        11,775
Administrative expenses             2,199         2,446           4,566         4,746
                              ------------  ------------    ------------  ------------
                                    8,126         8,797          16,034        16,521
                              ------------  ------------    ------------  ------------
Income from operations              9,205         9,919          12,489        13,925
                              ------------  ------------    ------------  ------------
Other income (expense):
  Interest expense                 (1,386)       (2,091)         (3,034)       (4,164)
  Rental income                       133           128             292           276
  Miscellaneous                         3             3               7             7
                              ------------  ------------    ------------  ------------
                                   (1,250)       (1,960)         (2,735)       (3,881)
                              ------------  ------------    ------------  ------------
Income before income taxes          7,955         7,959           9,754        10,044
Income tax expense                  3,182         3,183           3,902         4,017
                              ------------  ------------    ------------  ------------
Net income and comprehensive
 income                            $4,773        $4,776          $5,852        $6,027
                              ============  ============    ============  ============
Basic and diluted earnings
 per common share                  $ 0.52        $ 0.52          $ 0.64        $ 0.66
                              ============  ============    ============  ============



The accompanying notes are an integral part of these financial statements.



                           JOHN B. SANFILIPPO & SON, INC.
                           ------------------------------
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                              (Dollars in thousands)

                                         (Unaudited)
                                      December 27, 2001      June 28, 2001
                                      -----------------      -------------
ASSETS
------
CURRENT ASSETS:
  Cash                                       $  1,922           $  1,098
  Accounts receivable, net                     27,964             25,890
  Inventories                                 112,064             98,567
  Deferred income taxes                           633                633
  Income taxes receivable                          --                880
  Prepaid expenses and other
   current assets                               3,194              1,931
                                      -----------------      -------------
TOTAL CURRENT ASSETS                          145,777            128,999
                                      -----------------      -------------
PROPERTIES:
  Buildings                                    60,262             55,711
  Machinery and equipment                      82,916             81,381
  Furniture and leasehold
   improvements                                 5,275              5,211
  Vehicles                                      3,866              4,097
  Construction in progress                         --              3,430
                                      -----------------      -------------
                                              152,319            149,830
  Less:  Accumulated depreciation              84,571             81,046
                                      -----------------      -------------
                                               67,748             68,784
  Land                                          1,863              1,863
                                      -----------------      -------------
                                               69,611             70,647
                                      -----------------      -------------
OTHER ASSETS:
  Goodwill and other intangibles                5,072              5,348
  Miscellaneous                                 6,521              5,246
                                      -----------------      -------------
                                               11,593             10,594
                                      -----------------      -------------
                                             $226,981           $210,240
                                      =================      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable                              $ 24,000           $ 37,532
  Current maturities of long-term debt         12,655             12,666
  Accounts payable                             34,060             11,429
  Drafts payable                                8,356              4,944
  Accrued expenses                              7,589              7,373
  Income taxes payable                          1,593                 --
                                      -----------------      -------------
TOTAL CURRENT LIABILITIES                      88,253             73,944
                                      -----------------      -------------
LONG-TERM DEBT                                 35,684             39,109
                                      -----------------      -------------
LONG-TERM DEFERRED INCOME TAXES                 2,841              2,841
                                      -----------------      -------------
STOCKHOLDERS' EQUITY
  Class A Common Stock, cumulative
   voting rights of ten votes per
   share, $.01 par value; 10,000,000
   shares authorized, 3,687,426
   issued and outstanding                          37                 37
  Common Stock, non-cumulative voting
   rights of one vote per share, $.01
   par value; 10,000,000 shares
   authorized, 5,462,489 and 5,461,139
   issued and outstanding, respectively            56                 56
  Capital in excess of par value               57,201             57,196
  Retained earnings                            44,113             38,261
  Treasury stock                               (1,204)            (1,204)
                                      -----------------      -------------
                                              100,203             94,346
                                      -----------------      -------------
                                             $226,981           $210,240
                                      =================      =============


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

                                         For the Twenty-six Weeks Ended
                                         ------------------------------
                                           December 27,   December 28,
                                                  2001           2000
                                           ------------   ------------
Cash flows from operating activities:
  Net income                                  $  5,852       $  6,027
  Adjustments:
    Depreciation and amortization                4,241          4,204
    Gain on disposition of properties               (9)            (6)
    Change in current assets and
     current liabilities:
      Accounts receivable, net                  (2,074)        (7,254)
      Inventories                              (13,497)       (25,534)
      Prepaid expenses and other
       current assets                           (1,263)           600
      Accounts payable                          22,631         19,957
      Drafts payable                             3,412            390
      Accrued expenses                             216           (381)
      Income taxes receivable/payable            2,473          1,788
                                           ------------   ------------
  Net cash provided by (used in)
   operating activities                         21,982           (209)
                                           ------------   ------------

Cash flows from investing activities:
  Acquisition of properties                     (2,799)        (4,151)
  Proceeds from disposition of properties           32              6
  Other                                         (1,423)           153
                                           ------------   ------------
  Net cash used in investing activities         (4,190)        (3,992)
                                           ------------   ------------

Cash flows from financing activities:
  Net borrowings on notes payable              (13,532)         8,899
  Principal payments on long-term debt          (3,436)        (3,437)
                                           ------------   ------------
  Net cash (used in) provided
   by financing activities                     (16,968)         5,462
                                           ------------   ------------
Net increase in cash                               824          1,261
Cash:
   Beginning of period                           1,098          1,113
                                           ------------   ------------
   End of period                              $  1,922       $  2,374
                                           ============   ============
Supplemental disclosures:
   Interest paid                              $  3,115       $  4,022
   Taxes paid                                    1,440          2,229


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

Note 2 -- Inventories
---------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

                                      December 27,    June 28,
                                             2001        2001
                                      ------------    --------
 Raw material and supplies               $ 67,024      $30,154
 Work-in-process and finished goods        45,040       68,413
                                      ------------    --------
                                         $112,064      $98,567
                                      ============    ========


Note 3 -- Earnings Per Common Share
-----------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:


                                  For the Quarter Ended December 27, 2001
                                  ---------------------------------------
                                     Income        Shares       Per-Share
                                  (Numerator)   (Denominator)     Amount
                                  -----------   -------------   ---------

Net Income                            $4,773
Basic Earnings Per Common Share
 Income available to common
  stockholders                        $4,773       9,149,206       $0.52
                                                                =========
Effect of Dilutive Securities
 Stock options                                        43,991
Diluted Earnings Per Common Share
 Income available to common
  stockholders                        $4,773       9,193,197       $0.52
                                  ===========   =============   =========

                                  For the Quarter Ended December 28, 2000
                                  ---------------------------------------
                                     Income        Shares       Per-Share
                                  (Numerator)   (Denominator)     Amount
                                  -----------   -------------   ---------
Net Income                            $4,776
Basic Earnings Per Common Share
 Income available to common
  stockholders                        $4,776       9,148,565       $0.52
                                                                =========
Effect of Dilutive Securities
 Stock options                                           257
Diluted Earnings Per Common Share
 Income available to common
  stockholders                        $4,776       9,148,822       $0.52
                                  ===========   =============   =========


                                       For the Twenty-six Weeks Ended
                                            December 27, 2001
                                  ---------------------------------------
                                     Income        Shares       Per-Share
                                  (Numerator)   (Denominator)     Amount
                                  -----------   -------------   ---------
Net Income                            $5,852
Basic Earnings Per Common Share
 Income available to common
  stockholders                        $5,852       9,148,884       $0.64
                                                                =========
Effect of Dilutive Securities
 Stock options                                        40,756
Diluted Earnings Per Common Share
 Income available to common
  stockholders                        $5,852       9,189,640       $0.64
                                  ===========   =============   =========

                                       For the Twenty-six Weeks Ended
                                            December 28, 2000
                                  ---------------------------------------
                                     Income        Shares       Per-Share
                                  (Numerator)   (Denominator)     Amount
                                  -----------   -------------   ---------
Net Income                            $6,027
Basic Earnings Per Common Share
 Income available to common
  stockholders                        $6,027       9,148,565       $0.66
                                                                =========
Effect of Dilutive Securities
 Stock options                                           135
Diluted Earnings Per Common Share
 Income available to common
  stockholders                        $6,027       9,148,700       $0.66
                                  ===========   =============   =========


The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:


                                                            Weighted-Average
                                         Number of Options   Exercise Price
                                         -----------------  ----------------
Quarter Ended December 27, 2001                 243,874           $10.58
Quarter Ended December 28, 2000                 465,404           $ 7.88
Twenty-six Weeks Ended December 27, 2001        253,281           $10.39
Twenty-six Weeks Ended December 28, 2000        469,610           $ 7.89

Note 4 -- Recent Accounting Pronouncements
------------------------------------------
During the first quarter of fiscal 2002, the Company early adopted certain matters addressed in Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives," and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". Certain costs, which were recorded as selling and administrative expenses, are now recorded as a reduction in revenue.
 Similar reclassifications have been made to prior period comparative information. These reclassifications were not material and had no impact on the Company's net income or financial position.

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


Note 6 -- Proposed Acquisition
------------------------------
On August 24, 2001 the Company announced that it signed a letter of intent to acquire all of the outstanding shares of the Navarro Pecan Company, Inc., one of the largest pecan shellers in the United States. This letter of intent was terminated on November 23, 2001 as the parties were unable to reach a definitive agreement within the specified ninety-day time frame.





Item 2
------
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

General
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At December 27, 2001, the Company's inventories totaled approximately $112.1 million compared to approximately $98.6 million at June 28, 2001, and approximately $131.3 million at December 28, 2000. The decrease in inventories at December 27, 2001 when compared to December 28, 2000 is primarily due to
(i) decreased levels of inshell pecans on hand due to a smaller carryover of inventories from the preceding crop year and (ii) lower unit costs for inshell pecans in fiscal 2002 when compared to fiscal 2001. The decrease in notes payable at December 27, 2001 as compared to June 28, 2001 is due to positive cash provided by operating activities. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

The Company's fiscal year ends on the last Thursday of June each year, and references herein to "fiscal" years are to the fiscal years ended in the indicated calendar year (for example, "fiscal 2002" refers to the Company's fiscal year ending June 27, 2002). The Company's fiscal year typically consists of fifty-two weeks (four thirteen week quarters).

Results of Operations
---------------------
Net Sales. Net sales increased from approximately $112.4 million for the second quarter of fiscal 2001 to approximately $112.8 million for the second quarter of fiscal 2002, an increase of approximately $0.3 million, or 0.3%. Net sales increased from approximately $197.0 million for the twenty-six weeks ended December 28, 2000 to approximately $197.5 million for the twenty-six weeks ended December 27, 2001, an increase of approximately $0.5 million or 0.3%. The slight increases in net sales, for both the quarterly and twenty-six week periods, were due primarily to higher unit volume sales to the Company's retail customers, offset by lower unit volume sales to the Company's industrial customers. The increase in sales to retail customers was due primarily to increased sales of private label products. The decrease in sales to industrial customers was due primarily to high sales of pecans during the first twenty-six weeks of fiscal 2001.

Gross Profit. Gross profit for the second quarter of fiscal 2002 decreased approximately 7.4% to approximately $17.3 million from approximately $18.7 million for the second quarter of fiscal 2001.
Gross profit margin decreased from approximately 16.6% for the second quarter of fiscal 2001 to approximately 15.4% for the second quarter of fiscal 2002. Gross profit for the twenty-six weeks ended December 27, 2001 of approximately $28.5 million compared to approximately $30.4 million for the twenty-six weeks ended December 28, 2000. Gross profit margin decreased from approximately 15.5% for the first twenty-six weeks of fiscal 2001 to approximately 14.4% for the first twenty-six weeks of fiscal 2002. The decrease in gross profit margin, for both the quarterly and twenty-six week periods, were due primarily to: (i) a decrease in gross profit margin on sales to industrial customers, and (ii) an increase in private label sales, which generally carry lower gross profit margins than sales of branded products.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from approximately 7.8% for the second quarter of fiscal 2001 to approximately 7.2% for the second quarter of fiscal 2002. Selling and administrative expenses as a percentage of net sales decreased from approximately 8.4% for the twenty-six weeks ended December 28, 2000 to approximately 8.1% for the twenty-six weeks ended December 27, 2001. Selling expenses as a percentage of net sales decreased from approximately 5.6% for the second quarter of fiscal 2001 to approximately 5.3% for the second quarter of fiscal 2002. Selling expenses as a percentage of net sales decreased from 6.0% of net sales for the twenty-six weeks ended December 28, 2000 to approximately 5.8% of net sales for the twenty-six weeks ended December 27, 2001. Administrative expenses were approximately 2.0% of net sales for the second quarter of fiscal 2002 versus approximately 2.0% of net sales for the second quarter of fiscal 2001. Administrative expenses were 2.3% of net sales for the twenty-six weeks ended December 27, 2001 versus approximately 2.4% for the twenty-six weeks ended December 28, 2000. The slight decreases in selling and administrative expenses as percentages of net sales, for both the quarterly and twenty-six week periods, were due primarily to: (i) continuous efforts to control expenses and (ii) lower amortization expense due to patents that became fully amortized during the fourth quarter of fiscal 2001.

Income from Operations. Due to the factors discussed above, income from operations decreased from approximately $9.9 million, or 8.8% of net sales, for the second quarter of fiscal 2001, to approximately $9.2 million, or 8.2% of net sales, for the second quarter of fiscal 2002. For the twenty-six weeks ended December 27, 2001, income from operations decreased to approximately $12.5 million, or 6.3% of net sales, from approximately $13.9 million, or 7.1% of net sales, for the twenty-six weeks ended December 28, 2000.

Interest Expense. Interest expense decreased from approximately $2.1 million for the second quarter of fiscal 2001 to approximately $1.4 million for the second quarter of fiscal 2002. For the twenty-six weeks ended December 27, 2001, interest expense was approximately $3.0 million, compared to approximately $4.2 million for the twenty-six weeks ended December 28, 2000. The decreases in interest expense, for both the quarterly and twenty-six week periods, were due primarily to lower average levels of borrowings due to the lower average levels of inventories and lower interest rates associated with the Bank Credit Facility, as defined below.

Income Taxes. Income tax expense was approximately $3.2 million, or 40.0% of income before income taxes, for both the second quarters of fiscal 2002 and fiscal 2001. For the twenty-six weeks ended December 27, 2001, income tax expense was approximately $3.9 million, or 40.0% of income before income taxes, compared to approximately $4.0 million, or 40.0% of income before income taxes, for the twenty-six weeks ended December 28, 2000.

Net Income. Net income was approximately $4.8 million, or $0.52 per common share (basic and diluted), for both the second quarter of fiscal 2002 and fiscal 2001. Net income was approximately $5.9 million, or $0.64 per common share (basic and diluted), for the first twenty-six weeks of fiscal 2002, compared to approximately $6.0 million, or $0.66 per common share (basic and diluted), for the first twenty-six weeks of fiscal 2001.

Liquidity and Capital Resources
-------------------------------
During the second quarter of fiscal 2002, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and a long-term financing arrangement entered into in 1995 (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately $22.0 million for the first twenty-six weeks of fiscal 2002 compared to net cash used in operating activities of approximately $0.2 million for the first twenty-six weeks of fiscal 2001. The increase in cash provided by operating activities was due primarily to lower unit costs for nuts, especially pecans, in fiscal 2002 when compared to fiscal 2001. During the first twenty-six weeks of fiscal 2002, the Company spent approximately $2.8 million in capital expenditures, compared to approximately $4.2 million for the first twenty-six weeks of fiscal 2001. This decrease was due primarily to the addition of processing lines at the Company's facilities during the first quarter of fiscal 2001. During the first twenty-six weeks of fiscal 2002, the Company repaid approximately $3.4 million of long-term debt, the same as the amount repaid for the first twenty-six weeks of fiscal 2001.

The Bank Credit Facility is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $62.3 million, in the aggregate, and matures on May 31, 2003, and (ii) a letter of credit of approximately $7.7 million to secure the industrial development bonds, which matures on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 3.18% at December 27, 2001) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate. As of December 27, 2001, the Company had approximately $38.0 million of available credit under the Bank Credit Facility.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of December 27, 2001, the total principal amount outstanding under the Long-Term Financing Facility was approximately $11.8 million.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. As of December 27, 2001, the total principal amount outstanding under the Additional Long-Term Financing was approximately $20.7 million.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company's annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million and prohibits the Company from redeeming shares of capital stock. As of December 27, 2001, the Company was in compliance with all restrictive covenants under its financing facilities. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

Recent Accounting Pronouncements
--------------------------------
During the first quarter of fiscal 2002, the Company early adopted certain matters addressed in Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives," and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". Certain costs, which were recorded as selling and administrative expenses, are now recorded as a reduction in revenue.
 Similar reclassifications have been made to prior period comparative information. These reclassifications were not material and had no impact on the Company's net income or financial position.

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

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will become effective in fiscal 2003. Management does not expect that adoption of this standard will have a material impact on the Company's results of operations, financial condition or cash flows.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. SFAS 144 will become effective in fiscal 2003. Management does not expect that adoption of this standard will have a material impact on the Company's results of operations, financial condition or cash flows.

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

Item 4 -- Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
The Company's 2001 Annual Meeting of Stockholders was held on October 30, 2001 for the purpose of (i) electing those directors entitled to be elected by the holders of the Company's Class A Common Stock, (ii) electing those directors entitled to be elected by the holders of the Company's Common Stock, (iii) ratifying the action of the Company's Board of Directors in appointing PricewaterhouseCoopers LLP as independent accountants for fiscal 2002, and (iv) transacting such other business properly brought before the meeting. The meeting proceeded and
(i) the holders of Class A Common Stock elected Jasper B. Sanfilippo, Mathias A. Valentine, Michael J. Valentine, Jeffrey T. Sanfilippo and Timothy R. Donovan to serve on the Company's Board of Directors by a unanimous vote of 3,687,426 votes cast for, representing 100% of the then outstanding shares of Class A Common Stock, (ii) the holders of Common Stock elected John W. A. Buyers by a vote of 4,077,076 votes cast for and 61,400 votes withheld, (iii) the holders of Common Stock elected Governor Jim R. Edgar by a vote of 4,074,576 votes cast for and 63,900 votes withheld, and (iv) the holders of Class A Common Stock and Common Stock ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal 2002 by a total of 40,994,386 votes cast for ratification, 16,900 votes against ratification and 1,450 abstentions.

Item 5 -- Other Information
---------------------------
On August 24, 2001 the Company announced that it signed a letter of intent to acquire all of the outstanding shares of the Navarro Pecan Company, Inc., one of the largest pecan shellers in the United States. This letter of intent was terminated on November 23, 2001 as the parties were unable to reach a definitive agreement within the specified ninety-day time frame.

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
(a) The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

(b)  Reports on Form 8-K:  None filed during the quarter ended
      December 27, 2001.



                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JOHN B. SANFILIPPO & SON, INC.


Date: February 7, 2002                     By:  /s/ Michael J. Valentine
                                                ------------------------
                                                Michael J. Valentine
                                                Executive Vice President
                                                Finance, Chief Financial
                                                Officer and Secretary




                            EXHIBIT INDEX


Exhibit
Number	  Description
------    ----------------------------------------------------------------
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

 10.5     Second Amendment to the Touhy Avenue Lease dated December 14,
          1990(11)

 10.6     Third Amendment to the Touhy Avenue Lease dated September 1,
          1991(16)

 10.7 Mortgage, Assignment of Rents and Security Agreement made on September 29, 1992 by LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk Grove Village, Illinois(5)

 10.8 Industrial Building Lease dated June 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated February 7, 1979 and known as Trust No. 100628(1)

 10.9 First Amendment to Industrial Building Lease dated September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(5)

 10.10 Second Amendment to Industrial Building Lease dated March 3, 1995 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

 10.11 Third Amendment to Industrial Building Lease dated August 15, 1998 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(21)

 10.12 Ground Lease dated January 1, 1995 between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

 10.13 Party Wall Agreement dated March 3, 1995 between the Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628, and the Arthur/Busse Limited Partnership(12)

 10.14 Secured Promissory Note in the amount of $6,223,321.81 dated September 29, 1992 executed by Arthur/Busse Limited Partnership in favor of the Registrant(5)

 10.15 Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

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