Form 10-Q
period 2002-03-28
SANFILIPPO JOHN B & SON INC
filed 2002-05-09
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                     ----------------------------------

                               FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

              For the quarterly period ended March 28, 2002

[   ]	Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

           For the transition period from            to
                                          ----------    ----------

                      Commission file number 0-19681

                      JOHN B. SANFILIPPO & SON, INC.
                      ------------------------------
        (Exact Name of Registrant as Specified in its Charter)

        Delaware                                            36-2419677
        ---------------------------------       ----------------------
        (State or Other Jurisdiction                  (I.R.S. Employer
        of Incorporation or Organization)  	Identification Number)

                                2299 Busse Road
                       Elk Grove Village, Illinois 60007
                   ----------------------------------------
                   (Address of Principal Executive Offices)

              (Registrant's telephone number, including area code)
              ----------------------------------------------------
                                (847) 593-2300



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

  As of May 9, 2002, 5,462,489 shares of the Registrant's Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 3,687,426 shares of the Registrant's Class A Common Stock, $0.01 par value per share, were outstanding.






                       JOHN B. SANFILIPPO & SON, INC.
                       ------------------------------
                             INDEX TO FORM 10-Q
                       ------------------------------

PART I.  FINANCIAL INFORMATION                                PAGE NO.
------------------------------                                --------
Item 1 -- Consolidated Financial Statements (Unaudited):

Consolidated Statements of Operations for the quarters and
 thirty-nine weeks ended March 28, 2002 and March 29, 2001         3

Consolidated Balance Sheets as of March 28, 2002 and
 June 28, 2001                                                     4

Consolidated Statements of Cash Flows for the thirty-nine
 weeks ended March 28, 2002 and March 29, 2001                     5

Notes to Consolidated Financial Statements                         6

Item 2 -- Management's Discussion and Analysis of
 Financial Condition and Results of Operations                     8

Item 3 -- Quantitative and Qualitative Disclosures About
 Market Risk                                                      14

PART II.  OTHER INFORMATION
---------------------------
Item 2 -- Changes in Securities                                   15

Item 6 -- Exhibits and Reports on Form 8-K                        15

SIGNATURE                                                         16
---------
EXHIBIT INDEX                                                     17
-------------
OMITTED FINANCIAL STATEMENTS
----------------------------
None


FORWARD-LOOKING STATEMENTS
--------------------------
This document contains certain forward-looking statements that represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking
Statements.



                    PART I.  FINANCIAL INFORMATION
                    ------------------------------
Item 1 -- Financial Statements (Unaudited)
------------------------------------------

                       JOHN B. SANFILIPPO & SON, INC.
                       ------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                               (Unaudited)
             (Dollars in thousands, except earnings per share)


                                      For the Quarter Ended        For the Thirty-nine Weeks Ended
                                 ------------------------------    -------------------------------
                                 March 28, 2002  March 29, 2001     March 28, 2002  March 29, 2001
                                 --------------  --------------     --------------  --------------
Net sales                            $67,114         $63,144            $264,628        $260,115
Cost of sales                         58,481          53,400             227,472         219,925
                                 --------------  --------------     --------------  --------------
Gross profit                           8,633           9,744              37,156          40,190
                                 --------------  --------------     --------------  --------------
Selling expenses                       4,650           5,231              16,118          17,006
Administrative expenses                2,251           2,173               6,817           6,919
                                 --------------  --------------     --------------  --------------
Total selling and administrative
 expenses                              6,901           7,404              22,935          23,925
                                 --------------  --------------     --------------  --------------
Income from operations                 1,732           2,340              14,221          16,265
                                 --------------  --------------     --------------  --------------
Other income (expense):
 Interest expense                     (1,389)         (2,252)             (4,423)         (6,416)
 Rental income                           100             160                 392             436
 Miscellaneous                             3               7                  10              14
                                 --------------  --------------     --------------  --------------
                                      (1,286)         (2,085)             (4,021)         (5,966)
                                 --------------  --------------     --------------  --------------
Income before income taxes               446             255              10,200          10,299
Income tax expense                       178             102               4,080           4,119
                                 --------------  --------------     --------------  --------------
Net income and comprehensive
 income                              $   268         $   153            $  6,120        $  6,180
                                 ==============  ==============     ==============  ==============
Basic and diluted earnings
 per common share                    $  0.03         $  0.02            $   0.67        $   0.68
                                 ==============  ==============     ==============  ==============


The accompanying notes are an integral part of these financial statements.



                      JOHN B. SANFILIPPO & SON, INC.
                      ------------------------------
                       CONSOLIDATED BALANCE SHEETS
                       ---------------------------
                          (Dollars in thousands)

                                              (Unaudited)
                                            March 28, 2002      June 28, 2001
                                            --------------      -------------
ASSETS
CURRENT ASSETS:
  Cash                                          $    900           $  1,098
  Accounts receivable, net                        22,349             25,890
  Inventories                                    114,077             98,567
  Deferred income taxes                              633                633
  Income taxes receivable                             --                880
  Prepaid expenses and other
   current assets                                  4,005              1,931
                                            --------------      -------------
TOTAL CURRENT ASSETS                             141,964            128,999
                                            --------------      -------------
PROPERTIES:
  Buildings                                       60,297             55,711
  Machinery and equipment                         83,662             81,381
  Furniture and leasehold improvements             5,319              5,211
  Vehicles                                         3,738              4,097
  Construction in progress                            --              3,430
                                            --------------      -------------
                                                 153,016            149,830
  Less: Accumulated depreciation                  86,344             81,046
                                            --------------      -------------
                                                  66,672             68,784
  Land                                             1,863              1,863
                                            --------------      -------------
                                                  68,535             70,647
                                            --------------      -------------
OTHER ASSETS:
  Goodwill and other intangibles                   4,934              5,348
  Miscellaneous                                    6,048              5,246
                                            --------------      -------------
                                                  10,982             10,594
                                            --------------      -------------
                                                $221,481           $210,240
                                            ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                 $ 37,381           $ 37,532
  Current maturities of long-term debt            12,671             12,666
  Accounts payable                                18,432             11,429
  Drafts payable                                   5,592              4,944
  Accrued expenses                                 8,589              7,373
  Income taxes payable                             1,060                 --
                                            --------------      -------------
TOTAL CURRENT LIABILITIES                         83,725             73,944
                                            --------------      -------------
LONG-TERM DEBT                                    34,443             39,109
                                            --------------      -------------
LONG-TERM DEFERRED INCOME TAXES                    2,841              2,841
                                            --------------      -------------
STOCKHOLDERS' EQUITY
  Class A Common Stock, cumulative voting
   rights of ten votes per share, $.01 par
   value; 10,000,000 shares authorized,
   3,687,426 issued and outstanding                   37                 37
  Common Stock, non-cumulative voting rights
   of one vote per share, $.01 par value;
   10,000,000 shares authorized, 5,462,489
   and 5,461,139 issued and outstanding, at
   March 28, 2002 and June 28, 2001,
   respectively                                       56                 56
  Capital in excess of par value                  57,202             57,196
  Retained earnings                               44,381             38,261
  Treasury stock                                  (1,204)            (1,204)
                                            --------------      -------------
                                                 100,472             94,346
                                            --------------      -------------
                                                $221,481           $210,240
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

                                             For the Thirty-nine Weeks Ended
                                             -------------------------------
                                              March 28, 2002  March 29, 2001
                                              --------------  --------------
Cash flows from operating activities:
  Net income                                      $  6,120       $  6,180
  Adjustments:
    Depreciation and amortization                    6,392          6,335
    Gain on disposition of properties                  (33)            (6)
    Change in current assets and current
     liabilities:
      Accounts receivable, net                       3,541          3,549
      Inventories                                  (15,510)       (14,587)
      Prepaid expenses and other current
       assets                                       (2,074)           (24)
      Accounts payable                               7,003         (2,569)
      Drafts payable                                   648          1,688
      Accrued expenses                               1,216           (613)
      Income taxes receivable/payable                1,940            194
                                              --------------  --------------
  Net cash provided by operating activities          9,243            147
                                              --------------  --------------
Cash flows from investing activities:
  Acquisition of properties                         (3,668)        (6,123)
  Proceeds from disposition of properties               64              6
  Other                                             (1,025)          (399)
                                              --------------  --------------
  Net cash used in investing activities             (4,629)        (6,516)
                                              --------------  --------------
Cash flows from financing activities:
  Net borrowings on notes payable                     (151)        11,205
  Principal payments on long-term debt              (4,661)        (4,667)
                                              --------------  --------------
  Net cash (used in) provided by financing
   activities                                       (4,812)         6,538
                                              --------------  --------------
Net (decrease) increase in cash                       (198)           169
Cash:
  Beginning of period                                1,098          1,113
                                              --------------  --------------
  End of period                                   $    900       $  1,282
                                              ==============  ==============
Supplemental disclosures:
  Interest paid                                   $  4,762       $  6,668
  Income taxes paid                                  2,187          3,925


The accompanying notes are an integral part of these financial statements.




                        JOHN B. SANFILIPPO & SON, INC.
                        ------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                              (Unaudited)
                        (Dollars in thousands)


Note 1 -- Basis of Presentation
-------------------------------
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBS
International, Inc. (collectively, the "Company"). The Company's fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters).

Note 2 -- Inventories
---------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:


                                       March 28,        June 28,
                                          2002            2001
                                      ---------        --------
 Raw material and supplies             $ 65,448         $30,154
 Work-in-process and finished goods      48,629          68,413
                                      ---------        --------
                                       $114,077         $98,567
                                      =========        ========


Note 3 -- Earnings Per Common Share
-----------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:


                                  For the Quarter Ended March 28, 2002
                                  ------------------------------------
                                     Income       Shares     Per-Share
                                  (Numerator) (Denominator)    Amount
                                  ----------- -------------  ---------

Net Income                             $268
Basic Earnings Per Common Share
  Income available to common
   stockholders                        $268     9,149,915       $0.03
                                                             =========
Effect of Dilutive Securities
  Stock options                                    41,235
Diluted Earnings Per Common Share
  Income available to common
   stockholders                        $268     9,191,150       $0.03
                                  =========== =============  =========



                                  For the Quarter Ended March 29, 2001
                                  ------------------------------------
                                     Income       Shares     Per-Share
                                  (Numerator) (Denominator)    Amount
                                  ----------- -------------  ---------

Net Income                             $153
Basic Earnings Per Common Share
  Income available to common
   stockholders                        $153     9,148,565       $0.02
                                                             =========
Effect of Dilutive Securities
  Stock options                                     2,669
Diluted Earnings Per Common Share
  Income available to common
   stockholders                        $153     9,151,234       $0.02
                                  =========== =============  =========


                                       For the Thirty-nine Weeks
                                          Ended March 28, 2002
                                  ------------------------------------
                                     Income       Shares     Per-Share
                                  (Numerator) (Denominator)    Amount
                                  ----------- -------------  ---------

Net Income                           $6,120
Basic Earnings Per Common Share
  Income available to common
   stockholders                      $6,120     9,149,229       $0.67
                                                             =========
Effect of Dilutive Securities
  Stock options                                    40,915
Diluted Earnings Per Common Share
  Income available to common
   stockholders                      $6,120     9,190,144       $0.67
                                  =========== =============  =========



                                       For the Thirty-nine Weeks
                                          Ended March 29, 2001
                                  ------------------------------------
                                     Income       Shares     Per-Share
                                  (Numerator) (Denominator)    Amount
                                  ----------- -------------  ---------

Net Income                           $6,180
Basic Earnings Per Common Share
  Income available to common
   stockholders                      $6,180     9,148,565       $0.68
                                                             =========
Effect of Dilutive Securities
  Stock options                                       975
  Diluted Earnings Per Common Share
  Income available to common
   stockholders                      $6,180     9,149,540       $0.68
                                  =========== =============  =========



The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:


                                                          Weighted-Average
                                      Number of Options    Exercise Price
                                      -----------------   ----------------
Quarter Ended March 28, 2002               158,463             $ 9.05
Quarter Ended March 29, 2001               403,928             $ 8.32
Thirty-nine Weeks Ended March 28, 2002     221,675             $10.07
Thirty-nine Weeks Ended March 29, 2001     469,137             $ 8.10

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



Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

General
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At March 28, 2002, the Company's inventories totaled approximately $114.1 million compared to approximately $98.6 million at June 28, 2001, and approximately $120.3 million at March 29, 2001. The decrease in inventories at March 28, 2002 when compared to March 29, 2001 is primarily due to (i) lower unit costs for inshell pecans in fiscal 2002 when compared to fiscal 2001, partially offset by an increase in levels of pecans on hand, and (ii) lower levels of almonds on hand at March 28, 2002 compared to March 29, 2001. See "Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

The Company's fiscal year ends on the last Thursday of June each year, and references herein to "fiscal" years are to the fiscal years ended in the indicated calendar year (for example, "fiscal 2002" refers to the Company's fiscal year ending June 27, 2002). The Company's fiscal year typically consists of fifty-two weeks (four thirteen week quarters).

Results of Operations
---------------------
Net Sales. Net sales increased from approximately $63.1 million for the third quarter of fiscal 2001 to approximately $67.1 million for the third quarter of fiscal 2002, an increase of approximately $4.0 million, or 6.3%. Net sales increased from approximately $260.1 million for the thirty-nine weeks ended March 29, 2001 to approximately $264.6 million for the thirty-nine weeks ended March 28, 2002, an increase of approximately $4.5 million or 1.7%. The increases in net sales, for both the quarterly and thirty-nine week periods, were due primarily to higher unit volume sales to the Company's retail and contract packaging customers. The increase in net sales for the thirty-nine week period was partially offset by lower unit volume sales to the Company's industrial customers during the first half of fiscal 2002. The increase in sales to retail customers was due primarily to increased sales of private label products. The decrease in sales to industrial customers was due primarily to high sales of pecans during the first twenty-six weeks of fiscal 2001.

Gross Profit. Gross profit for the third quarter of fiscal 2002 decreased approximately 11.4% to approximately $8.6 million from approximately $9.7 million for the third quarter of fiscal 2001. Gross profit margin decreased from approximately 15.4% for the third quarter of fiscal 2001 to approximately 12.9% for the third quarter of fiscal 2002. Gross profit for the thirty-nine weeks ended March 28, 2002 decreased approximately 7.5% to approximately $37.2 million compared with approximately $40.2 million for the thirty-nine weeks ended March 29, 2001. Gross profit margin decreased from approximately 15.5% for the first thirty-nine weeks of fiscal 2001 to approximately 14.0% for the first thirty-nine weeks of fiscal 2002. The decreases in gross profit margin, for both the quarterly and thirty-nine week periods, were due primarily to: (i) a decrease in gross profit margin on sales to industrial customers, (ii) an increase in private label sales to retail customers, which sales generally carry lower gross profit margins than sales of branded products and (iii) an increase in sales to contract packaging customers, which sales generally carry lower margins than sales to the Company's other customers.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from approximately 11.7% for the third quarter of fiscal 2001 to approximately 10.3% for the third quarter of fiscal 2002. Selling and administrative expenses as a percentage of net sales decreased from approximately 9.2% for the thirty-nine weeks ended March 29, 2001 to approximately 8.7% for the thirty-nine weeks ended March 28, 2002. Selling expenses as a percentage of net sales decreased from approximately 8.3% for the third quarter of fiscal 2001 to approximately 6.9% for the third quarter of fiscal 2002. Selling expenses as a percentage of net sales decreased from 6.5% of net sales for the thirty-nine weeks ended March 29, 2001 to approximately 6.1% of net sales for the thirty-nine weeks ended March 28, 2002. Administrative expenses were approximately 3.4% of net sales for both the third quarter of fiscal 2002 and the third quarter of fiscal 2001. Administrative expenses were approximately 2.6% of net sales for the thirty-nine weeks ended March 28, 2002 versus approximately 2.7% for the thirty-nine weeks ended March 29, 2001. The decreases in selling expenses as percentages of net sales, for both the quarterly and thirty-nine week periods, were due primarily to: (i) continuous efforts to control expenses and (ii) lower promotional activity in the consumer distribution channel in fiscal 2002.

Income from Operations. Due to the factors discussed above, income from operations decreased from approximately $2.3 million, or 3.7% of net sales, for the third quarter of fiscal 2002, to approximately $1.7 million, or 2.6% of net sales, for the third quarter of fiscal 2002.
For the thirty-nine weeks ended March 28, 2002, income from operations decreased to approximately $14.2 million, or 5.4% of net sales, from approximately $16.3 million, or 6.3% of net sales, for the thirty-nine weeks ended March 29, 2001.

Interest Expense. Interest expense decreased from approximately $2.3 million for the third quarter of fiscal 2001 to approximately $1.4 million for the third quarter of fiscal 2002. For the thirty-nine weeks ended March 28, 2002, interest expense was approximately $4.4 million, compared to approximately $6.4 million for the thirty-nine weeks ended March 29, 2001. The decreases in interest expense, for both the quarterly and thirty-nine week periods, were due primarily to: (i) lower average levels of borrowings due to the lower average levels of inventories and (ii) lower interest rates associated with the Bank Credit Facility, as defined below.

Income Taxes. Income tax expense was approximately $0.2 million, or 40.0% of income before income taxes for the third quarter of fiscal 2002 compared to approximately $0.1 million, or 40.0% of income before income taxes, for the third quarter of fiscal 2001. Income tax expense was approximately $4.1 million, or 40.0% of income before income taxes, for the thirty-nine weeks ended March 28, 2002 and the thirty-nine weeks ended March 29, 2001.

Net Income. Net income was approximately $0.3 million, or $0.03 per common share (basic and diluted), for the third quarter of fiscal 2002, compared to approximately $0.2 million, or $0.02 per common share (basic and diluted), for the third quarter of fiscal 2001. Net income was approximately $6.1 million, or $0.67 per common share (basic and diluted), for the first thirty-nine weeks of fiscal 2002, compared to approximately $6.1 million, or $0.68 per common share (basic and diluted), for the first thirty-nine weeks of fiscal 2001.

Liquidity and Capital Resources

During the third quarter of fiscal 2002, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and a long-term financing arrangement entered into in 1995 (the "Additional Long-Term Financing").


Net cash provided by operating activities was approximately $9.2 million for the first thirty-nine weeks of fiscal 2002 compared to approximately $0.1 million for the first thirty-nine weeks of fiscal 2001. The increase in cash provided by operating activities was due primarily to lower unit costs for nuts, especially pecans, in fiscal 2002 when compared to fiscal 2001. During the first thirty-nine weeks of fiscal 2002, the Company spent approximately $3.7 million in capital expenditures, compared to approximately $6.1 million for the first thirty-nine weeks of fiscal 2001. This decrease was due primarily to (i) the expansion of the Company's walnut shelling operations at the Company's Gustine, California facility during fiscal 2001, and (ii) the addition of processing lines at the Company's facilities during the first quarter of fiscal 2001. During the first thirty-nine weeks of fiscal 2002, the Company repaid approximately $4.7 million of long-term debt, the same as the amount repaid for the first thirty-nine weeks of fiscal 2001.

The Bank Credit Facility is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $62.3 million, in the aggregate, and matures on May 31, 2003, and (ii) a letter of credit of approximately $7.7 million to secure the industrial development bonds, which matures on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 3.20% at March 28, 2002) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate. As of March 28, 2002, the Company had approximately $23.8 million of available credit under the Bank Credit Facility.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments based on a ten-year amortization schedule. As of March 28, 2002, the total principal amount outstanding under the Long-Term Financing Facility was $10.7 million.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the principal amount thereof, bears interest at an annual rate of 8.3% payable semiannually and requires annual principal payments of approximately $1.4 million each through maturity, and (ii) as to the other $15.0 million of the principal amount thereof, bears interest at an annual rate of 9.38% payable semiannually and requires principal payments of $5.0 million each on September 1, 2003 and September 1, 2004, with a final payment of $5.0 million at maturity on September 1, 2005. As of March 28, 2002, the total principal amount outstanding under the Additional Long-Term Financing was approximately $20.7 million.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company's annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million and prohibits the Company from redeeming shares of capital stock. As of March 28, 2002, the Company was in compliance with all restrictive covenants under its financing facilities. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

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

(e) Termination of Federal Peanut Quota Program
-----------------------------------------------
Peanuts are an important part of the Company's product line.
Approximately 50% of the total pounds of products processed annually by the Company are peanuts, peanut butter and other products containing peanuts. The production and marketing of peanuts have been regulated by the USDA under the Agricultural Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, support the peanut crop by: (i) limiting peanut imports; (ii) limiting the amount of peanuts that American farmers are allowed to take to the domestic market each year; and (iii) setting a minimum price that a sheller must pay for peanuts which may be sold for domestic consumption. The amount of peanuts that American farmers can sell each year is determined by the Secretary of Agriculture and is based upon the prior year's peanut consumption in the United States.
Only peanuts that qualify under the quota may be sold for domestic food products and seed. The peanut quota for the 2001 crop year (which ends on July 31, 2002) is approximately 1.2 million tons. Peanuts in excess of the quota are called "additional peanuts" and generally may only be exported or used domestically for crushing into oil or meal. Current regulations permit additional peanuts to be domestically processed and exported as finished goods to any foreign country. The quota support price for the 2001 crop year is approximately $610 per ton.

The 1996 Farm Bill extended the federal peanut quota program for peanuts for seven years. In May 2002, Congress passed The Farm Security and Rural Investment Act of 2002 ( the "2002 Farm Bill"), which would terminate the federal peanut quota program beginning with the 2002 crop year. President Bush has indicated that he would sign the 2002 Farm Bill into law. The 2002 Farm Bill replaces the federal peanut quota program with a fixed, decoupled payment system through the 2011 crop year. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price.
The termination of the federal peanut quota program could significantly affect the supply of, and price for, peanuts. Although the Company has successfully operated in a market shaped by the federal peanut quota program for many years, the Company believes that it would adapt to a market without a quota program. However, the Company has no experience in operating in such a peanut market, and no assurances can be given that the elimination of the federal peanut quota program would not adversely affect the Company's business. While the Company believes that its ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that the elimination of the federal peanut quota program will not adversely affect the Company's business.


Item 3 -- Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
The Company has not entered into transactions using derivative financial instruments. The Company believes that its exposure to market risk related to its other financial instruments (which are the debt instruments under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") is not material.


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

(b)  Reports on Form 8-K:  None filed during the quarter ended March
     28, 2002.





                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JOHN B. SANFILIPPO & SON, INC.


Date: May 9, 2002                       By: /s/ Michael J. Valentine
                                            ------------------------
                                            Michael J. Valentine
                                            Executive Vice President
                                            Finance, Chief Financial
                                            Officer and Secretary




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