Form 10-K
period 2002-06-27
SANFILIPPO JOHN B & SON INC
filed 2002-09-13
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           -----------------------

                                 FORM 10-K
                                 ---------
     (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 27, 2002
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

                                2299 Busse Road
                      Elk Grove Village, Illinois 60007
              --------------------------------------------------
              (Address of Principal Executive Offices, Zip Code)

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

    As of August 29, 2002, 5,583,939 shares of the Company's Common Stock, $.01 par value ("Common Stock"), including 117,900 treasury shares, and 3,687,426 shares of the Company's Class A Common Stock, $.01 par value ("Class A Stock"), were outstanding. On that date, the aggregate market value of voting stock (based upon the last sale price of the registrant's Common Stock on August 29, 2002) held by non-affiliates of the registrant was $33,841,933 (5,104,364 shares at $6.63 per share).

Documents Incorporated by Reference:
------------------------------------
Portions of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 30, 2002 are incorporated by reference into Part III of this Report.

                                  PART I
                                  ------
Item 1 -- Business
------------------
a.  General Development of Business
-----------------------------------
    (i)    Background
    -----------------
John B. Sanfilippo & Son, Inc. (the "Company" or "JBSS") was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the terms "Company" or "JBSS" refer collectively to John B. Sanfilippo & Son, Inc. and its wholly owned subsidiary. On June 25, 1999 the Company dissolved two (Sunshine Nut Co., Inc. and Quantz Acquisition Co., Inc.) of its three wholly owned subsidiaries and merged such subsidiaries into
John B. Sanfilippo & Son, Inc.   References herein to fiscal 2002
are to the fiscal year ended June 27, 2002. References herein to fiscal 2001 are to the fiscal year ended June 28, 2001. References herein to fiscal 2000 are to the fiscal year ended June 29, 2000.

The Company is a processor, packager, marketer and distributor of shelled and inshell nuts. These nuts are sold under a variety of private labels and under the Company's Fisher, Evon's, Flavor Tree, Sunshine Country, Texas Pride and Tom Scott brand names. The Company also markets and distributes, and in most cases manufactures or processes, a diverse product line of food and snack items, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products.

The Company's headquarters and executive offices are located at 2299 Busse Road, Elk Grove Village, Illinois 60007, and its telephone number for investor relations is (847) 593-2300, extension 6612.


b.  Narrative Description of Business
-------------------------------------
    (i)    General
    --------------
As stated above, the Company is a processor, packager, marketer and distributor of shelled and inshell nuts. The Company also markets and distributes, and, in most cases manufactures or processes, a diverse product line of food and snack items including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products.

    (ii)   Principal Products
    -------------------------
       (A) Raw and Processed Nuts
       --------------------------
The Company's principal products are raw and processed nuts. These products accounted for approximately 87.1%, 87.5% and 86.3% of the Company's gross sales for fiscal 2002, fiscal 2001 and fiscal
2000, respectively.   The nut product line includes peanuts,
almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. The Company's nut products are sold in numerous package styles and sizes, from poly-cellophane packages, composite cans, vacuum packed tins, plastic jars and glass jars for retail sales, to large cases and sacks for bulk sales to industrial, food service and government customers. In addition, the Company offers its nut products in a variety of different styles and seasonings, including natural (with skins), blanched (without skins), oil roasted, dry roasted, unsalted, honey roasted, butter toffee, praline and cinnamon toasted. The Company sells its products domestically to retailers and wholesalers as well as to industrial, food service and government customers. The Company also sells certain of its products to foreign customers in the retail, food service and industrial markets.

The Company acquires a substantial portion of its peanut, pecan, almond and walnut requirements directly from domestic growers.
The balance of the Company's raw nut supply is purchased from importers and domestic processors. In fiscal 2002, the majority of the Company's peanuts, pecans and walnuts were shelled by the Company at its four shelling facilities while the remainder were purchased shelled from processors and growers. See "Raw Materials and Supplies" and Item 2 -- "Properties -- Manufacturing Capability, Technology and Engineering" below.

       (B) Peanut Butter
       -----------------
The Company manufactures and markets peanut butter in several sizes and varieties, including creamy, crunchy and natural. Peanut butter accounted for approximately 4.0%, 3.7% and 3.8% of the Company's gross sales for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

       (C) Candy and Confections
       -------------------------
The Company markets and distributes a wide assortment of candy and confections, including such items as wrapped hard candy, gummies, ju-ju's, brand name candies, chocolate peanut butter cups, peanut clusters, pecan patties and sugarless candies. Candy and confections accounted for approximately 2.6%, 2.9% and 2.8% of the Company's gross sales for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Most of these products are purchased from various candy manufacturers and sold to retailers in bulk or retail packages under private labels or the Evon's brand.

       (D) Other Products
       ------------------
The Company also markets and distributes, and in many cases processes and manufactures, a wide assortment of other food and snack products. These products accounted for approximately 6.3%, 5.9% and 7.1% of the Company's gross sales for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. These other products include: natural snacks, trail mixes and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients (including chocolate chips, peanut butter chips, flaked coconut and chopped, diced, crushed and sliced nuts) sold to retailers, wholesalers, industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of corn snacks, sunflower seeds, party mixes, sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.

    (iii)  Customers
    ----------------
The Company sells its products to approximately 7,400 retail, wholesale, industrial, government and food service customers on a national level. Retailers of the Company's products include grocery chains, mass merchandisers and membership clubs. The Company markets many of its products directly to approximately 1,600 retail stores in Illinois and eight other states through its store-door delivery system discussed below. Wholesale grocery companies purchase products from the Company for resale to regional retail grocery chains and convenience stores.

The Company's industrial customers include bakeries, ice cream and candy manufacturers and other food and snack processors. Food service customers include hospitals, schools, universities, airlines, retail and wholesale restaurant businesses and national food service franchises. In addition, the Company packages and distributes products manufactured or processed by others. Sales to Wal-Mart Stores, Inc. accounted for approximately 16% of the Company's net sales for fiscal 2002. No single customer accounted for more than 10% of the Company's net sales for fiscal 2001 or fiscal 2000.

     (iv)   Sales, Marketing and Distribution
     ----------------------------------------
The Company markets its products through its own sales department and through a network of over 200 independent brokers and various independent distributors and suppliers. The Company's sales department of 58 employees includes 20 regional managers, 4 sales specialists and 4 telemarketers.

The Company's marketing and promotional campaigns include regional and national trade shows and limited newspaper advertisements, including coupons, done from time to time in cooperation with certain of the Company's retail customers. These programs were designed to bring new users and to increased consumption in the snack and baking nut categories. The Company also designs and manufactures point of purchase displays and bulk food dispensers for use by certain of its retail customers. These displays, and other shelving and pegboard displays purchased by the Company, are installed by Company personnel. The Company believes that controlling the type, style and format of display fixtures benefits the customer and ultimately the Company by presenting the Company's products in a consistent, attractive point of sale presentation.

The Company distributes its products from its Illinois, Georgia, California, North Carolina and Texas production facilities and from public warehouse and distribution facilities located in various other states. The majority of the Company's products are shipped from the Company's production, warehouse and distribution facilities by contract and common carriers.

In Illinois and eight other states, JBSS distributes its products to approximately 1,600 convenience stores, supermarkets and other retail customer locations through its store-door delivery system. Under this system, JBSS uses its own fleet of step-vans to market and distribute nuts, snacks and candy directly to retail customers on a store-by-store basis. Presently, the store-door delivery system consists of approximately 30 route salespeople covering routes located in Illinois, Indiana, Iowa, Wisconsin, Ohio, Minnesota, Michigan, Kentucky and Missouri. District and regional route managers, as well as sales and marketing personnel operating out of JBSS's corporate offices, are responsible for monitoring and managing the route salespeople.

In the Chicago area, JBSS operates two thrift stores at its production facilities and at four other retail stores. These stores sell bulk foods and other products produced by JBSS and by other vendors.

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

    (vi)   Raw Materials and Supplies
    ---------------------------------
The Company purchases nuts from domestic and foreign sources.
Most of the Company's peanuts are purchased from the southeastern United States and most of its walnuts and almonds are purchased from California. The Company purchases most of its pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. The availability of nuts is subject to market conditions and crop size fluctuations caused by weather conditions, plant diseases and other factors beyond the Company's control. These fluctuations can adversely impact the Company's profitability. For fiscal 2002, approximately 30% of the Company's nut purchases were from foreign sources.

The Company generally purchases and shells peanuts, pecans and walnuts instead of buying shelled nuts from shellers. Due, in part, to the seasonal nature of the industry, the Company maintains significant inventories of peanuts, pecans, walnuts and almonds at certain times of the year, especially in the second and third quarters of the Company's fiscal year. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of the Company's inventory and thus the Company's gross profit and gross profit margin. See "General", "Fiscal 2002 Compared to Fiscal 2001 -- Gross Profit", "Fiscal 2001 Compared to Fiscal 2000 -- Gross Profit" under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company purchases supplies, such as roasting oils, seasonings, glass jars, plastic jars, labels, composite cans and other packaging materials from third parties. The Company sponsors a seed exchange program under which it provides peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock (i.e., peanuts at harvest). Approximately 80% of the farmer stock peanuts purchased by the Company in fiscal 2002 were grown from seed provided by the Company. The Company also contracts for the growing of a limited number of generations of peanut seeds to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing.

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

    (viii) Employees
    ----------------
As of June 27, 2002, the Company had approximately 1,480 active employees, including approximately 180 corporate staff employees and 1,300 production and distribution employees. As a result of the seasonal nature of the Company's business, the number of employees peaked to approximately 1,540 in the last four months of calendar 2001 and dropped to an average of approximately 1,430 during the remainder of fiscal 2002.

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

    (xi)   Termination of Federal Peanut Quota Program
    --------------------------------------------------
Peanuts are an important part of the Company's product line. Approximately 50% of the total pounds of products processed annually by the Company are peanuts, peanut butter and other products containing peanuts. The production and marketing of peanuts had been regulated by the USDA under the Agricultural Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, supported the peanut crop by: (i) limiting peanut imports; (ii) limiting the amount of peanuts that American farmers were allowed to take to the domestic market each year; and (iii) setting a minimum price that a sheller had to pay for peanuts which could be sold for domestic consumption. The amount of peanuts that American farmers could sell each year was determined by the Secretary of Agriculture and was based upon the prior year's peanut consumption in the United States. Only peanuts that qualified under the quota could be sold for domestic food products and seed. The peanut quota for the 2001 crop year (which ended on July 31, 2002) was approximately 1.2 million tons. Peanuts in excess of the quota were called "additional peanuts" and generally could only be exported or used domestically for crushing into oil or meal. Regulations permitted additional peanuts to be domestically processed and exported as finished goods to any foreign country. The quota support price for the 2001 crop year was approximately $610 per ton.

The 1996 Farm Bill extended the federal peanut quota program for peanuts for seven years. The Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") terminated the federal peanut quota program beginning with the 2002 crop year. The 2002 Farm Bill replaces the federal peanut quota program with a fixed, decoupled payment system through the 2011 crop year.
Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price. The termination of the federal peanut quota program could significantly affect the supply of, and price for, peanuts. Although the Company has successfully operated in a market shaped by the federal peanut quota program for many years, the Company believes that it will successfully adapt to a market without a quota program. However, the Company has no experience in operating in such a peanut market, and no assurances can be given that the elimination of the federal peanut quota program would not
adversely affect the Company's business.    While the Company
believes that its ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that the elimination of the federal peanut quota program will not adversely affect the Company's business.

    (xii)  Operating Hazards and Uninsured Risks
    --------------------------------------------
The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. Although the Company maintains rigid quality control standards, inspects its products by visual examination, metal detectors or electronic monitors at various stages of its shelling and processing operations for all of its nut and other food products, permits the USDA to inspect all lots of peanuts shipped to and from the Company's production facilities, and complies with the Nutrition Labeling and Education Act by labeling each product that it sells with labels that disclose the nutritional value and content of each of the Company's products, no assurance can be given that some nut or other food products sold by the Company may not contain or develop harmful substances. The Company currently maintains product liability insurance of $1 million per occurrence and umbrella coverage of up to $50 million which management and the Company's insurance carriers believe to be adequate.

Item 2 - Properties
-------------------
The Company presently owns or leases seven principal production facilities. Two of these facilities are located in Elk Grove Village, Illinois. The first Elk Grove Village facility, the Busse Road facility, serves as the Company's corporate headquarters and main production facility. The other Elk Grove Village facility is located on Arthur Avenue adjacent to the Busse Road facility. The remaining principal production facilities are located in Bainbridge, Georgia; Garysburg, North Carolina; Selma, Texas; Gustine, California; and Arlington Heights, Illinois. The Company also leases a warehousing facility in Des Plaines, Illinois. The Company also presently operates thrift stores out of the Busse Road facility and the Des Plaines facility, and owns one retail store and leases three additional retail stores in various Chicago suburbs. In addition, the Company leases space in public warehouse facilities in various states.

The Company believes that its facilities are generally well maintained, in good operating condition and adequate for its present operational needs.

a.  Principal Facilities
------------------------
The following table provides certain information regarding the Company's principal facilities:

                                                                            Date
                                                                          Company
                                                                        Constructed,
                                           Type                          Acquired or
                                 Square     of       Description of         First
Location                        Footage  Interest     Principal Use       Occupied
------------------------------  -------  --------  -------------------  ------------
Elk Grove Village, Illinois(1)  300,000   Leased/   Processing,             1981
 (Busse Road facility)                     Owned    packaging,
                                                    warehousing,
                                                    distribution, JBSS
                                                    corporate offices
                                                    and thrift store

Elk Grove Village, Illinois      83,000    Owned    Processing,             1989
 (Arthur Avenue facility)                           packaging,
                                                    warehousing and
                                                    distribution

Des Plaines, Illinois(2)         68,000   Leased    Warehousing and         1974
                                                    thrift store

Bainbridge, Georgia(3)          245,000    Owned    Peanut shelling,        1987
                                                    purchasing,
                                                    processing,
                                                    packaging,
                                                    warehousing and
                                                    distribution

Garysburg, North Carolina       160,000    Owned    Peanut shelling,        1994
                                                    purchasing,
                                                    processing,
                                                    packaging,
                                                    warehousing and
                                                    distribution

Selma, Texas                    265,000    Owned    Pecan shelling,         1992
                                                    processing,
                                                    packaging,
                                                    warehousing and
                                                    distribution

Gustine, California             215,000    Owned    Walnut shelling,        1993
                                                    processing,
                                                    packaging,
                                                    warehousing and
                                                    distribution

Arlington Heights, Illinois(4)  83,000     Owned    Processing,             1994
                                                    packaging,
                                                    warehousing and
                                                    distribution


(1) Approximately 240,000 square feet of the Busse Road facility is leased from the Busse Land Trust under a lease that expires on May 31, 2015. Under the terms of the lease, the Company has a right of first refusal and a right of first offer with respect to this portion of the Busse Road facility. The remaining 60,000 square feet of space at the Busse Road facility (the "Addition") was constructed by the Company in 1994 on property owned by the Busse Land Trust and on property owned by the Company. Accordingly, (i) the Company and the Busse Land Trust entered into a ground lease with a term beginning January
     1, 1995 pursuant to which the Company leases from the Busse Land Trust the land on which a portion of the Addition is situated
     (the "Busse Addition Property"), and (ii) the Company, the Busse Land Trust and the sole beneficiary of the Busse Land Trust entered into a party wall agreement effective as of January 1, 1995, which sets forth the respective rights and obligations of the Company and the Busse Land Trust with respect to the common wall which separates the existing Busse Road facility and the Addition. The ground lease has a term that expires on May 31, 2015 (the same date on which the Company's lease for the Busse
     Road facility expires). The Company has an option to extend the term of the ground lease for one five-year term, an option to purchase the Busse Addition Property at its then appraised fair market value at any time during the term of the ground lease, and a right of first refusal with respect to the Busse Addition Property. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions -- Lease Arrangements" contained in the Company's Proxy Statement for the 2002 Annual Meeting.

(2) The Des Plaines facility is leased under a lease that expires on October 31, 2010. The Des Plaines facility is also subject to a mortgage securing a loan from an unrelated third party lender to the related party lessor in the original principal amount of approximately $1.6 million. The rights of the Company under the lease are subject and subordinate to the rights of the lender. Accordingly, a default by the lessor under the loan could result in foreclosure on the facility and thereby adversely affect the Company's leasehold interest. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions -- Lease Arrangements" contained in the Company's Proxy Statement for the 2002 Annual Meeting.

(3) The Bainbridge facility is subject to a mortgage and deed of trust securing $7.0 million (excluding accrued and unpaid interest) in industrial development bonds. See Item 7 --
     "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

(4) The Arlington Heights facility is subject to a mortgage dated September 27, 1995 securing a loan of $2.5 million with a maturity date of October 1, 2015.

b.  Manufacturing Capability, Utilization, Technology and Engineering
---------------------------------------------------------------------
The Company's principal production facilities are equipped with modern processing and packaging machinery and equipment. The physical structure and the layout of the production line at the Busse Road facility were designed so that peanuts and other nuts can be processed, jarred and packed in cases for distribution on a completely automated basis. The facility also has production lines for chocolate chips, candies, peanut butter and other products processed or packaged by the Company. This processing facility is well utilized.

The Selma facility contains the Company's automated pecan shelling and bulk packaging operation. The facility's pecan shelling production lines currently have the capacity to shell in excess of 60 million inshell pounds of pecans annually. For fiscal 2002, the Company processed approximately 48 million inshell pounds of pecans at the Selma, Texas facility. The Selma facility contained an almond processing line with the capacity to process over 15 million pounds of almonds annually. For fiscal 2002, the Selma facility processed approximately 9 million pounds of almonds. The almond processing line is being relocated to the Gustine facility. The Selma facility is well utilized.

The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to the Company's customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2002, the Bainbridge facility shelled approximately 76 million inshell pounds of peanuts.

The Garysburg facility has the capacity to process approximately
40 million inshell pounds of farmer stock peanuts annually. For fiscal 2002, the Garysburg facility processed approximately 22 million pounds of inshell peanuts.

The Gustine facility is used for walnut shelling, processing and marketing operations. This facility has the capacity to shell approximately 50 million inshell pounds of walnuts annually. For fiscal 2002, the Gustine facility shelled approximately 31 million inshell pounds of walnuts. The almond processing line is being relocated to the Gustine facility from the Selma facility.

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

Item 4 -- Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
No matter was submitted during the fourth quarter of fiscal 2002 to a vote of security holders, through solicitation of proxies or otherwise.

                    EXECUTIVE OFFICERS OF THE REGISTRANT
                    ------------------------------------
Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Company's annual meeting of stockholders to be held on October 30, 2002:

JASPER B. SANFILIPPO, Chairman of the Board and Chief Executive Officer, age 71 -- Mr. Sanfilippo has been employed by the Company since 1953. Mr. Sanfilippo served as the Company's President from 1982 to December 1995 and was the Company's Treasurer from 1959 to October 1991. He became the Company's Chairman of the Board and Chief Executive Officer in October 1991 and has been a member of the Company's Board of Directors since 1959. Mr. Sanfilippo is also a member of the Company's Compensation Committee and was a member of the Stock Option Committee until February 27, 1997 (when that Committee was disbanded).

MATHIAS A. VALENTINE, President, age 69 -- Mr. Valentine has been employed by the Company since 1960 and was named its President in December 1995. He served as the Company's Secretary from 1969 to December 1995, as its Executive Vice President from 1987 to October 1991 and as its Senior Executive Vice President and Treasurer from October 1991 to December 1995. He has been a member of the Company's Board of Directors since 1969. Mr. Valentine is also a member of the Company's Compensation Committee and was a member of the Stock Option Committee until February 27, 1997 (when that Committee was disbanded).

MICHAEL J. VALENTINE, Executive Vice President Finance, Chief Financial Officer and Secretary, age 43 -- Mr. Valentine has been employed by the Company since 1987 and in January 2001 was named its Executive Vice President Finance, Chief Financial Officer and Secretary. Mr. Valentine served as the Company's Senior Vice President and Secretary from August 1999 to January 2001. Mr. Valentine was elected as a director of the Company in April 1997. Mr. Valentine served as the Company's Vice President and
Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for the Company from June 1987 and 1990, respectively, to December 1995. Mr. Valentine's responsibilities also include the Company's peanut operations, including sales and procurement.

JEFFREY T. SANFILIPPO, Executive Vice President Sales and Marketing, age 39 -- Mr. Sanfilippo has been employed by the Company since 1991 and in January 2001 was named its Executive Vice President Sales and Marketing. Mr. Sanfilippo served as the Company's Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo was named as a director of the Company in August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995. He served as Vice President Sales and Marketing from October 1995 to August 1999.

JASPER B. SANFILIPPO, JR., Executive Vice President and Assistant Secretary, age 34 -- Mr. Sanfilippo has been employed by the Company since 1991 and in August 2001 was named Executive Vice President and Assistant Secretary. He has served as an Assistant
Secretary of the Company since 1993.   Mr. Sanfilippo served as a
Senior Vice President from August 1999 to August 2001. Mr. Sanfilippo served as a Vice President from December 1995 to August 1999. He served as General Manager of the Walnut Processing Division from 1993 to December 1995. Mr. Sanfilippo is responsible for the Company's walnut operations, including plant operations and procurement.

JAMES A. VALENTINE, Executive Vice President Information Technology, age 38 -- Mr. Valentine has been employed by the Company since 1986 and in August 2001 was named Executive Vice President Information Technology. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001.

JAMES M. BARKER, Senior Vice President Sales and Marketing, age 37 -- Mr. Barker has been employed by the Company since 1996 and in March 2001 was named Senior Vice President Sales and Marketing.
He served as Vice President of Sales and Marketing from December 1998 to March 2001, Vice President of Marketing from December 1996 to December 1998 and Director of Marketing from January 1996 to December 1996.

WILLIAM R. POKRAJAC, Vice President of Finance and Controller, age 48 -- Mr. Pokrajac has been with the Company since 1985 and was named Vice President of Finance and Controller in August 2001.
Mr. Pokrajac has served as the Company's Controller since 1987. Mr. Pokrajac is responsible for the Company's accounting, financial reporting and inventory control functions.


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

                                     Price Range of
                                      Common Stock
                                     --------------
      Year Ended June 27, 2002        High    Low
      ------------------------       -----   -----
      4th Quarter                    $7.16   $6.00
      3rd Quarter                    $6.40   $5.05
      2nd Quarter                    $6.73   $4.90
      1st Quarter                    $6.68   $4.75

                                     Price Range of
                                      Common Stock
                                     --------------
      Year Ended June 28, 2001        High    Low
      ------------------------       -----   -----
      4th Quarter                    $5.12   $3.50
      3rd Quarter                    $5.50   $3.38
      2nd Quarter                    $4.13   $3.25
      1st Quarter                    $4.13   $2.94


As of August 29, 2002, there were approximately 1,200 holders and 15 holders of record of the Company's Common Stock and Class A
Stock, respectively.

Under the Company's Restated Certificate of Incorporation, the
Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on the Company's common equity.

No dividends were declared from 1995 through 2002. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. The Company's current loan agreements restrict the payment of annual dividends to amounts specified in the loan agreements. See Item 7 --

"Management's Discussion and Analysis of Financial Condition and
Results of Operations --Liquidity and Capital Resources."

For purposes of the calculation of the aggregate market value of the Company's voting stock held by nonaffiliates of the Company as set forth on the cover page of this Report, the Company did not consider any of the siblings of Jasper B. Sanfilippo, or any of the lineal descendants (all of whom are adults and some of whom are employed by the Company) of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are executive officers of the Company) as an affiliate of the Company. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions" and "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for the 2002 Annual Meeting and "Executive Officers of the Registrant -- Certain Relationships Among Directors and Executive Officers" appearing immediately after Part I of this Report.

  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
  ------------------------------------------------------------------
The following table summarizes the Company's equity compensation plans as of June 27, 2002:

                                                                          Number of
                                                                     securities remaining
                                                                     available for future
                                                                       issuance under
                                                                           equity
                                Number of                             compensation plans
                            securities to be      Weighted average       (excluding
                               issued upon       exercise price of   securities reflected
                           exercise of options  outstanding options  in the first column)
                           -------------------  -------------------  --------------------
Equity compensation plans
approved by stockholders           250,300             $ 5.47              532,250

Equity compensation plans
not approved by
stockholders                        44,350             $11.55                   --
                                   -------                                 -------
Total                              294,650             $ 6.39              532,250
                                   =======                                 =======


For more information concerning an equity compensation plan not approved by stockholders (the 1991 Stock Option Plan), see Note 10 of the Notes to Consolidated Financial Statements.

Item 6 -- Selected Financial Data
---------------------------------
The following historical consolidated financial data as of and for the years ended June 27, 2002, June 28, 2001, June 29, 2000, June 24, 1999 and June 25, 1998 were derived from the Company's audited consolidated financial statements. The financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information below is not necessarily indicative of the results of future operations. No dividends were declared from 1995 to 2002.

Statement of Operations Data: ($ in thousands, except per share data)

                                               Year Ended
                            ------------------------------------------------
                            June 27,  June 28,  June 29,  June 24,  June 25,
                                2002      2001      2000      1999      1998
                            --------  --------  --------  --------  --------
Net sales                   $343,245  $334,878  $320,926  $308,216  $305,139
Cost of sales                294,931   283,278   272,025   268,333   260,486
                            --------  --------  --------  --------  --------
Gross profit                  48,314    51,600    48,901    39,883    44,653
Selling and administrative
 expenses                     30,412    31,199    30,304    27,955    27,691
                            --------  --------  --------  --------  --------
Income from operations        17,902    20,401    18,597    11,928    16,962
Interest expense               5,757     8,365     8,036     9,269     8,776
Other income                     590       622       701       510       525
                            --------  --------  --------  --------  --------
Income before income taxes    12,735    12,658    11,262     3,169     8,711
Income tax expense             5,044     5,063     4,505     1,373     3,589
                            --------  --------  --------  --------  --------
Net income                  $  7,691  $  7,595  $  6,757  $  1,796  $  5,122
                            ========  ========  ========  ========  ========
Basic and diluted earnings
 per common share           $   0.84  $   0.83  $   0.74  $   0.20  $   0.56
                            ========  ========  ========  ========  ========


Balance Sheet Data: ($ in thousands)


                            June 27,  June 28,  June 29,  June 24,  June 25,
                                2002      2001      2000      1999      1998
                            --------  --------  --------  --------  --------
Working capital             $ 67,645  $ 55,055  $ 60,168  $ 53,515  $ 52,850
Total assets                 206,815   211,007   217,031   207,331   221,633
Long-term debt, less
 current maturities           40,421    39,109    51,779    57,508    63,182
Total debt                    69,623    89,307    99,355    99,591   115,145
Stockholders' equity         102,060    94,346    86,751    79,994    78,198



Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------
GENERAL
-------
The Company's fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2002 are to the fiscal year ended June 27, 2002. References herein to fiscal
2001 are to the fiscal year ended June 28, 2001. The fiscal year ended June 29, 2000 ("fiscal 2000") consisted of fifty-three weeks, with the fourth quarter containing fourteen, rather than thirteen, weeks. As used herein, unless the context otherwise indicates, the terms "Company" and "JBSS" refer collectively to John B. Sanfilippo & Son, Inc. and its wholly owned subsidiary. Effective as of June 25, 1999, Sunshine Nut Co., Inc. and Quantz Acquisition Co., Inc., two of the Company's three wholly owned subsidiaries, were merged into and with the Company.

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

Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. There can be no assurance that future write-downs of the Company's inventory may not be required from time to time because of market price fluctuations, competitive pricing pressures, the effects of various laws or regulations or other factors. See "Forward Looking Statements -- Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations" and "Forward Looking Statements -- Factors That May Affect Future Results - Termination of Federal Peanut Quota Program".

At June 27, 2002, the Company's inventories totaled approximately $99.5 million compared to approximately $98.6 million at June 28, 2001. While the dollar value of the inventories is very similar for both years, the June 27, 2002 amount contains significantly higher pounds of inshell pecans on hand. The average cost per pound for pecans decreased significantly during fiscal 2002. See "Forward Looking Statements -- Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

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

CRITICAL ACCOUNTING POLICIES
----------------------------
In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Consolidated Financial Statements. We consider the policies discussed below as critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks, if applicable, for these critical accounting policies are described in the following paragraphs. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements. Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Accounts Receivable
-------------------
Accounts receivable are stated at the amounts charged to customers, less: (i) an allowance for doubtful accounts; (ii) a reserve for estimated cash discounts; and (iii) a reserve for customer deductions. The allowance for doubtful accounts is calculated by specifically identifying customers that are credit risks. The reserve for estimated cash discounts is estimated using historical payment patterns. The reserve for customer deductions represents an estimate of future credit memos that will be issued to customers.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of the Company's inventory and thus the Company's gross profit and gross profit margin. If market prices move substantially lower, the Company would record adjustments to write down the carrying values of inventories to fair market value.

Customer Incentives
-------------------
The ability to sell to certain retail customers often requires upfront payments by the Company. Such payments are made pursuant to contracts that usually stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. The cost of these payments is initially recorded as an asset and is amortized on a straight-line basis over the term of the contract as a reduction in revenues.

Related Party Transactions
--------------------------
As discussed in Note 7 and Note 9 of the Notes to Consolidated Financial Statements, the Company leases space from related parties and transacts with other related parties in the normal course of business. These related party transactions are conducted on an arm's-length basis.


RESULTS OF OPERATIONS
---------------------
The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2001 to fiscal 2002 and from fiscal 2000 to fiscal 2001.


                              Percentage of Net Sales                   Percentage Increase (Decrease)
                        -------------------------------------     ------------------------------------------
                        Fiscal 2002  Fiscal 2001  Fiscal 2000     Fiscal 2002 vs. 2001  Fiscal 2001 vs. 2000
                        -----------  -----------  -----------     --------------------  --------------------
Net sales                  100.0%       100.0%       100.0%                 2.5%                  4.3%
Gross profit                14.1         15.4         15.2                 (6.4)                  5.5
Selling expenses             6.1          6.6          6.7                 (5.4)                  3.0
Administrative expenses      2.7          2.7          2.7                  4.7                   2.9
Income from operations       5.2          6.1          5.8                (12.2)                  9.7


Fiscal 2002 Compared to Fiscal 2001
-----------------------------------
Net Sales. Net sales increased from approximately $334.9 million for fiscal 2001 to approximately $343.2 million for fiscal 2002, an increase of approximately $8.4 million or 2.5%. The increase in net sales was due primarily to higher unit volume sales to the Company's retail and contract packaging customers, partially offset by lower unit volume sales to the Company's industrial customers during the first half of fiscal 2002. The increase in sales to retail customers was due primarily to increased sales of private label products, especially to Wal-Mart Stores, Inc. The decrease in sales to industrial customers was due primarily to high sales of pecans during the first half of fiscal 2001. The increase in net sales was accomplished despite lower average selling prices during the last half of fiscal 2002, due to lower commodity costs for pecans, cashews and almonds.

Gross Profit. Gross profit in fiscal 2002 decreased 6.4% to approximately $48.3 million from approximately $51.6 million for fiscal 2001. Gross profit margin decreased from 15.4% for fiscal
2001 to 14.1% for fiscal 2002. The decrease in gross profit margin was due primarily to: (i) a decrease in gross profit margin on sales to industrial customers, (ii) an increase in private label sales to retail customers, which sales generally carry lower gross profit margins than sales of branded products and (iii) an increase in sales to contract packaging customers, which sales generally carry lower margins than sales to the Company's other customers.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from 9.3% for fiscal 2001 to 8.9% for fiscal 2002. Selling expenses as a percentage of net sales decreased from 6.6% for fiscal 2001 to 6.1% for fiscal 2002. This decrease was due primarily to the fixed nature of these expenses relative to a larger revenue base and the Company's efforts to control costs. Administrative expenses as a percentage of net sales were 2.7% for both fiscal 2002 and fiscal 2001.

Income from Operations. Due to the factors discussed above, income from operations decreased from approximately $20.4 million, or 6.1% of net sales, for fiscal 2001 to approximately
$17.9 million, or 5.2% of net sales, for fiscal 2002.

Interest Expense. Interest expense decreased from approximately $8.4 million for fiscal 2001 to approximately $5.8 million for fiscal 2002. The decrease in interest expense was due primarily to: (i) lower average levels of borrowings due to lower average levels of inventories and (ii) lower interest rates associated with the Bank Credit Facility, as defined below.

Income Taxes. Income tax expense was approximately $5.0 million, or 39.6% of income before income taxes, for fiscal 2002, compared to approximately $5.1 million, or 40.0% of income before income taxes, for fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000
-----------------------------------
Net Sales. Net sales increased from approximately $320.9 million for fiscal 2000 to approximately $334.9 million for fiscal 2001, an increase of approximately $14.0 million or 4.3%. The increase in net sales was due primarily to increased unit volume sales to the Company's contract packaging, industrial and food service customers. Sales to retail customers increased slightly, as increases in private label sales were offset by decreases in sales of branded products.

Gross Profit. Gross profit in fiscal 2001 increased 5.5% to approximately $51.6 million from approximately $48.9 million for fiscal 2000. Gross profit margin increased from 15.2% for fiscal 2000 to 15.4% for fiscal 2001. This increase was due primarily to lower promotional costs (which are recorded as reductions in revenue) in fiscal 2001 than in fiscal 2000.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from 9.4% for fiscal 2000 to 9.3% for fiscal 2001. Selling expenses as a percentage of net sales decreased from 6.7% for fiscal 2000 to 6.6% for fiscal 2001. This slight decrease was due primarily to the fixed nature of these expenses relative to a larger revenue base. Administrative expenses as a percentage of net sales were 2.7% for both fiscal 2001 and fiscal 2000.

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $18.6 million, or 5.8% of net sales, for fiscal 2000 to approximately
$20.4 million, or 6.1% of net sales, for fiscal 2001.

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

Income Taxes. Income tax expense was approximately $5.1 million, or 40.0% of income before income taxes, for fiscal 2001, compared to approximately $4.5 million, or 40.0% of income before income taxes, for fiscal 2000


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
General
-------
During fiscal 2002, the Company continued to finance its activities through a bank revolving credit facility entered into on March 31, 1998 and last amended on May 20, 2002 (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately
$24.4 million for fiscal 2002 compared to approximately $18.3 million for fiscal 2001. The increase in cash provided by operating activities was due primarily to improved working capital management. The largest component of net cash used in investing activities during fiscal 2002 was approximately $4.6 million in capital expenditures, compared to approximately $8.4 million during fiscal 2001. The decrease in capital expenditures was due primarily to the expansion of the Company's walnut shelling operations at its Gustine, California facility during fiscal 2001. Notes payable decreased to approximately $23.5 million at June
27, 2002 from approximately $37.5 million at June 28, 2001.
During both fiscal 2002 and fiscal 2001, the Company repaid approximately $5.7 million of long-term debt.

Financing Arrangements
----------------------
The Bank Credit Facility is comprised of (i) a working capital revolving loan which provides working capital financing of up to approximately $62.3 million, in the aggregate, and matures, as amended, on May 31, 2003, and (ii) a $7.7 million letter of credit (the "IDB Letter of Credit") to secure the industrial development bonds described below which matures on June 1, 2006. The IDB Letter of Credit replaced a prior letter of credit that matured on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 3.20% at June 27, 2002) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate.

Of the total $35.0 million of borrowings under the Long-Term Financing Facility, $25.0 million matures on August 15, 2004, bears interest at rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installment payments based on a ten-year amortization schedule. The remaining $10.0 million of this indebtedness matures on May 15, 2006, bears interest at the rate of 9.16% per annum payable quarterly, and requires semi-annual principal installment payments of $475 thousand through maturity. As of June 27, 2002, there was approximately $10.1 million total principal amount outstanding under the Long-Term Financing Facility.

The Additional Long-Term Financing has a maturity date of September 1, 2005 and (i) as to $10.0 million of the total $25.0 million of borrowings thereunder, bears interest at an annual rate of 8.30% payable semiannually and requires annual principal payments of approximately $1.4 million each through maturity, and
(ii) as to the other $15.0 million of total borrowings thereunder, bears interest at an annual rate of 9.38% payable semiannually and requires annual principal payments of $5.0 million beginning on September 1, 2003 through maturity. As of June 27, 2002, the total principal amount outstanding under the Additional Long-Term Financing was approximately $20.7 million.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things:
(i) require the Company to maintain specified financial ratios;
(ii) limit the Company's annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the

Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and
(iii) the Bank Credit Facility limits dividends to the lesser of
(a) 25% of net income for the previous fiscal year, or (b) $5.0 million, and prohibits the Company from redeeming shares of capital stock. As of June 27, 2002, the Company was in compliance with all restrictive covenants, as amended, under its financing facilities.

The Company has $7.0 million in aggregate principal amount of industrial development bonds outstanding which was used to finance the acquisition, construction and equipping of the Company's Bainbridge, Georgia facility (the "IDB Financing"). The bonds bear interest payable semiannually at 4.00% (which was reset on June 1, 2002) through May 2006. On June 1, 2006, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a "best efforts" basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption;
(ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from approximately $0.3 million in fiscal 2003 to approximately $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

Capital Expenditures
--------------------
For fiscal 2002, capital expenditures were approximately $4.6 million. The Company believes that capital expenditures for fiscal 2003 will be in the $8.0 - $9.0 million range as processing capacities are increased, primarily at the Gustine facility.

Capital Resources
-----------------
As of June 27, 2002, the Company had approximately $37.3 million of available credit under the Bank Credit Facility. Scheduled long-term debt payments for fiscal 2003 are approximately $5.7 million. Scheduled operating lease payments are approximately $0.6 million. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

Contractual Cash Obligations
----------------------------
At June 27, 2002, the Company had the following contractual cash obligations (amounts in thousands):

                         Year Ending  Year Ending  Year Ending  Year Ending  Year Ending
                            June 26,     June 24,     June 30,     June 29,     June 28,
                                2003         2004         2005         2006         2007  Thereafter
                         -----------  -----------  -----------  -----------  -----------  ----------
Long-term debt               $ 9,562      $13,922      $11,816      $15,724       $1,575      $6,094
Minimum operating lease
  commitments                    638          475          425          296          184         104
                             -------      -------      -------      -------       ------      ------
Total contractual cash
  obligations                $10,200      $14,397      $12,241      $16,020       $1,759      $6,198
                             =======      =======      =======      =======       ======      ======


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
For the year ended June 27, 2002, the Company adopted certain matters addressed in Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives", and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". Certain costs, which were recorded as selling and administrative expenses, are now recorded as a reduction in revenue. Similar reclassifications have been made to prior period comparative information. These reclassifications were not material and had no impact on the Company's net income or financial position.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, under the new rules, acquired intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The provisions of SFAS 142 must be applied with fiscal years beginning after December 15, 2001. Management is currently assessing the impact, if any, of this standard. The Company will adopt SFAS 142 beginning June 28, 2002. Any adjustments arising from the initial impairment assessment would be reported as the cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will become effective in the first quarter of fiscal 2003. Management is currently assessing the impact, if any, of this standard.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. SFAS 144 will become effective in the first quarter of fiscal 2003. Management is currently assessing the impact, if any, of this standard.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will become effective in the third quarter of fiscal 2003.

FORWARD LOOKING STATEMENTS
--------------------------
The statements contained in this Annual Report on Form 10-K, and in the Chairman's letter to stockholders accompanying the Annual Report on Form 10-K delivered to stockholders, that are not historical (including statements concerning the Company's expectations regarding market risk) are "forward looking statements". These forward looking statements, which generally are followed (and therefore identified) by a cross reference to "Factors That May Affect Future Results" or are identified by the use of forward looking words and phrases such as "intend", "may", "believes" and "expects", represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including the factors described below under "Factors That May Affect Future Results", as well as the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the Company's control. Consequently, results actually achieved may differ materially from the expected results included in these statements.

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

Termination of Federal Peanut Quota Program
-------------------------------------------
Peanuts are an important part of the Company's product line. Approximately 50% of the total pounds of products processed annually by the Company are peanuts, peanut butter and other products containing peanuts. The production and marketing of peanuts had been regulated by the USDA under the Agricultural Adjustment Act of 1938 (the "Agricultural Adjustment Act"). The Agricultural Adjustment Act, and regulations promulgated thereunder, supported the peanut crop by: (i) limiting peanut imports; (ii) limiting the amount of peanuts that American farmers were allowed to take to the domestic market each year; and (iii) setting a minimum price that a sheller had to pay for peanuts which could be sold for domestic consumption. The amount of peanuts that American farmers could sell each year was determined by the Secretary of Agriculture and was based upon the prior year's peanut consumption in the United States. Only peanuts that qualified under the quota could be sold for domestic food products and seed. The peanut quota for the 2001 crop year (which ended on July 31, 2002) was approximately 1.2 million tons. Peanuts in excess of the quota were called "additional peanuts" and generally could only be exported or used domestically for crushing into oil or meal. Regulations permitted additional peanuts to be domestically processed and exported as finished goods to any foreign country. The quota support price for the 2001 crop year was approximately $610 per ton.

The 1996 Farm Bill extended the federal peanut quota program for peanuts for seven years. The Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") terminated the federal peanut quota program beginning with the 2002 crop year. The 2002 Farm Bill replaces the federal peanut quota program with a fixed, decoupled payment system through the 2011 crop year.
Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price. The termination of the federal peanut quota program could significantly affect the supply of, and price for, peanuts. Although the Company has successfully operated in a market shaped by the federal peanut quota program for many years, the Company believes that it will adapt to a market without a quota program. However, the Company has no experience in operating in such a peanut market, and no assurances can be given that the elimination of the federal peanut quota program would not adversely affect the
Company's business.    While the Company believes that its ability
to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that the elimination of the federal peanut quota program will not adversely affect the Company's business.

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

/s/ Michael J. Valentine
------------------------
Michael J. Valentine
Executive Vice President Finance, Chief Financial Officer and
Secretary


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
John B. Sanfilippo & Son, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiaries at June 27, 2002 and June 28, 2001, and the results of their operations and their cash flows for the each of the three years in the period ended June 27, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
August 14, 2002

                      JOHN B. SANFILIPPO & SON, INC.
                       CONSOLIDATED BALANCE SHEETS
                     June 27, 2002 and June 28, 2001
                         (dollars in thousands)

                                                 June 27,     June 28,
                                                     2002         2001
                                                 --------     --------
ASSETS
CURRENT ASSETS:
  Cash                                           $  1,272     $  1,098
  Accounts receivable (including related           24,133       26,657
   party receivables of $5 and $151),
   less allowances of $1,406 and $1,393
  Inventories                                      99,485       98,567
  Deferred income taxes                               861          633
  Income taxes receivable                              --          880
  Prepaid expenses and other current assets         3,032        1,931
                                                 --------     --------
  TOTAL CURRENT ASSETS                            128,783      129,766
                                                 --------     --------
PROPERTIES:
  Buildings                                        60,348      	55,711
  Machinery and equipment                          84,420       81,381
  Furniture and leasehold improvements              5,399        5,211
  Vehicles                                          3,684        4,097
  Construction in progress                             --        3,430
                                                 --------     --------
                                                  153,851      149,830
  Less: Accumulated depreciation                   88,252       81,046
                                                 --------     --------
                                                   65,599       68,784
  Land                                              1,863        1,863
                                                 --------     --------
  TOTAL PROPERTIES                                 67,462       70,647
                                                 --------     --------
OTHER ASSETS:
  Goodwill and other intangibles, less              4,796        5,348
   accumulated amortization of $5,628 and $5,076
  Miscellaneous                                     5,774        5,246
                                                 --------     --------
  TOTAL OTHER ASSETS                               10,570       10,594
                                                 --------     --------
  TOTAL ASSETS                                   $206,815     $211,007
                                                 ========     ========

The accompanying notes are an integral part of these financial statements.

                       JOHN B. SANFILIPPO & SON, INC.
                        CONSOLIDATED BALANCE SHEETS
                      June 27, 2002 and June 28, 2001
             (dollars in thousands, except per share amounts)


                                                 June 27,     June 28,
                                                     2002         2001
                                                 --------     --------
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                  $ 23,519     $ 37,532
  Current maturities of long-term debt              5,683       12,666
  Accounts payable, including related party        17,741       11,429
   payables of $337 and $589
  Drafts payable                                    4,049        4,944
  Accrued expenses                                 10,098        8,140
  Income taxes payable                                298           --
                                                 --------     --------
  TOTAL CURRENT LIABILITIES                        61,388       74,711
                                                 --------     --------
LONG-TERM LIABILITIES
  Long-term debt, less current maturities          40,421       39,109
  Deferred income taxes                             2,946        2,841
                                                 --------     --------
  TOTAL LONG-TERM LIABILITIES                      43,367       41,950
                                                 --------     --------
COMMITMENTS AND CONTINGENCIES                          --           --

STOCKHOLDERS' EQUITY:
  Class A Common Stock, convertible to Common          37           37
   Stock on a per share basis, cumulative voting
   rights of ten votes per share, $.01 par
   value; 10,000,000 shares authorized,
   3,687,426 shares issued and outstanding
  Common Stock, noncumulative voting rights of         56           56
   one vote per share, $.01 par value;
   10,000,000 shares authorized, 5,583,939
   shares issued and outstanding
  Capital in excess of par value                   57,219       57,196
  Retained earnings                                45,952       38,261
  Treasury stock, at cost; 117,900 shares          (1,204)      (1,204)
                                                 --------     --------
  TOTAL STOCKHOLDERS' EQUITY                      102,060       94,346
                                                 --------     --------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $206,815     $211,007
                                                 ========     ========

The accompanying notes are an integral part of these financial statements.

                      JOHN B. SANFILIPPO & SON, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
     For the years ended June 27, 2002, June 28, 2001 and June 29, 2000
          (dollars in thousands, except for earnings per share)





                                  Year Ended     Year Ended     Year Ended
                               June 27, 2002  June 28, 2001  June 29, 2000
                               -------------  -------------  -------------
Net sales                          $343,245       $334,878       $320,926
Cost of sales                       294,931        283,278        272,025
                                   ---------      ---------      ---------
Gross profit                         48,314         51,600         48,901
                                   ---------      ---------      ---------
Selling expenses                     21,047         22,251         21,608
Administrative expenses               9,365          8,948          8,696
                                   ---------      ---------      ---------
Total selling and
 administrative expenses             30,412         31,199         30,304
                                   ---------      ---------      ---------
Income from operations               17,902         20,401         18,597
                                   ---------      ---------      ---------
Other income (expense):
 Interest expense ($956, $955
  and $987 to related parties)       (5,757)        (8,365)        (8,036)
  Rental income                         576            605            584
  Miscellaneous                          14             17            117
                                   ---------      ---------      ---------
Total other (expense)                (5,167)        (7,743)        (7,335)
                                   ---------      ---------      ---------
Income before income taxes           12,735         12,658         11,262
Income tax expense                    5,044          5,063          4,505
                                   ---------      ---------      ---------
Net income                         $  7,691       $  7,595       $  6,757
                                   =========      =========      =========
Basic and diluted earnings
 per common share                  $   0.84       $   0.83       $   0.74
                                   =========      =========      =========
Weighted average shares
 outstanding - basic              9,149,672      9,148,565   	9,148,565
                                  ==========     ==========     ==========
Weighted average shares
 outstanding - diluted            9,194,951      9,150,332     	9,148,727
                                  ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                      JOHN B. SANFILIPPO & SON, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    For the years ended June 27, 2002, June 28, 2001 and June 29, 2000
                          (dollars in thousands)


                                     Class A
                                      Common  Common  Capital in Excess of  Retained  Treasury
                                       Stock   Stock        Par Value       Earnings    Stock    Total
                                     -------  ------  --------------------  --------  --------  -------
Balance, June 24, 1999                   $37     $56             $57,196     $23,909  $(1,204)  $ 79,994
Net income and comprehensive income                                            6,757               6,757
                                         ---     ---             -------     -------  --------  --------
Balance, June 29, 2000                    37      56              57,196      30,666   (1,204)    86,751
Net income and comprehensive income                                            7,595               7,595
                                         ---     ---             -------     -------  --------  --------
Balance, June 28, 2001                    37      56              57,196      38,261   (1,204)    94,346
Net income and comprehensive income                                            7,691               7,691
Stock options exercised                                               23                              23
                                         ---     ---             -------     -------  --------  --------
Balance, June 27, 2002                   $37     $56             $57,219     $45,952  $(1,204)  $102,060
                                         ===     ===             =======     =======  ========  ========

The accompanying notes are an integral part of these financial statements.

                       JOHN B. SANFILIPPO & SON, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the years ended June 27, 2002, June 28, 2001 and June 29, 2000
                          (dollars in thousands)


                                                  Year Ended     Year Ended     Year Ended
                                               June 27, 2002  June 28, 2001  June 29, 2000
                                               -------------  -------------  -------------
Cash flows from operating activities:
 Net income                                        $  7,691       $  7,595       $  6,757
 Adjustments:
  Depreciation and amortization                       8,563          8,446          8,171
    (Gain) loss on disposition of
     properties                                         (13)            57            (84)
  Deferred income taxes                                (123)           226           (237)
  Change in current assets and
   current liabilities:
  Accounts receivable, net                            2,524         (1,822)            37
  Inventories                                          (918)         7,193        (16,727)
  Prepaid expenses and other
    current assets                                   (1,101)           777            647
  Accounts payable                                    6,312           (422)         2,012
  Drafts payable                                       (895)          (803)           207
  Accrued expenses                                    1,958         (1,383)         1,234
  Income taxes receivable/payable                     1,178         (1,341)           555
 Other                                                 (810)          (188)         1,208
                                                   ---------      ---------      ---------
 Net cash provided by operating activities           24,366         18,335          3,780
                                                   ---------      ---------      ---------

Cash flows from investing activities:
 Acquisition of properties                           (4,559)        (8,382)        (3,914)
 Proceeds from disposition of properties                 51             80             90
                                                   ---------      ---------      ---------
 Net cash used in investing activities               (4,508)        (8,302)        (3,824)
                                                   ---------      ---------      ---------

Cash flows from financing activities:
 Net (repayments) borrowings on notes payable       (14,013)        (4,342)         5,463
 Principal payments on long-term debt                (5,671)        (5,706)        (5,699)
                                                   ---------      ---------      ---------
 Net cash used in financing activities              (19,684)       (10,048)          (236)
                                                   ---------      ---------      ---------
Net increase (decrease) in cash                         174            (15)          (280)

Cash:
 Beginning of period                                  1,098          1,113          1,393
                                                   ---------      ---------      ---------
 End of period                                     $  1,272       $  1,098       $  1,113
                                                   =========      =========      =========

Supplemental disclosures of cash flow
  information:
 Interest paid                                     $  5,846       $  8,359       $  7,671
 Income taxes paid                                    4,062          6,178          4,315


The accompanying notes are an integral part of these financial statements.

                        JOHN B. SANFILIPPO & SON, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
Basis of consolidation
----------------------
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. and its wholly owned subsidiary (collectively, "JBSS" or the "Company"). Intercompany balances and transactions have been eliminated. Certain prior years' amounts have been reclassified to conform with the current year's presentation. On June 25, 1999, the Company dissolved two of its three wholly owned subsidiaries, Sunshine Nut Co., Inc. and Quantz Acquisition Co., Inc. and merged such subsidiaries into John B. Sanfilippo & Son, Inc.

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

Accounts Receivable
-------------------
Accounts receivable are stated at the amounts charged to customers, less: (i) an allowance for doubtful accounts; (ii) a reserve for estimated cash discounts; and (iii) a reserve for customer deductions. The allowance for doubtful accounts is calculated by specifically identifying customers that are credit risks. The reserve for estimated cash discounts is estimated using historical payment patterns. The reserve for customer deductions represents an estimate of future credit memos that will be issued to customers.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The value of inventories may be impacted by market price fluctuations.

Customer Incentives
-------------------
The ability to sell to certain retail customers often requires upfront payments by the Company. Such payments are made pursuant to contracts that usually stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. The cost of these payments is initially recorded as an asset and is amortized on a straight-line basis over the term of the contract. Total customer incentives included in the "Miscellaneous assets" and "Prepaid expenses and other current assets" captions are $3,399 at June 27, 2002 and $2,168 at June 28, 2001. Amortization expense, which is recorded as a reduction in revenues, was $1,865, $1,528 and $3,095 for the years ended June 27, 2002, June 28, 2001 and June 29, 2000, respectively.

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

Significant customers
---------------------
The highly competitive nature of the Company's business provides an environment for the loss of customers and the opportunity for new customers. Net sales to Wal-Mart Stores, Inc. represented approximately 16% of the Company's net sales for the year ended June 27, 2002.

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

Recent accounting pronouncements
--------------------------------
For the year ended June 27, 2002, the Company adopted certain matters addressed in Emerging Issues Task Force ("EITF") 00-14, "Accounting for Certain Sales Incentives," and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". Certain costs, which were recorded as selling and administrative expenses, are now recorded as a reduction in revenue. Similar reclassifications have been made to prior period comparative information. These reclassifications were not material and had no impact on the Company's net income or financial position.

In June 2001, the Financial Accounting Standards Board ("FASB")
issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life.
Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test.  In addition, under the new rules, acquired intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The provisions of SFAS 142 must be applied with fiscal years beginning after December 15, 2001.  The
Company will adopt SFAS 142 beginning June 28, 2002.    Management is
currently assessing the impact, if any, of this standard. Any adjustments arising from the initial impairment assessment would be reported as the cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will become effective in the first quarter of fiscal 2003. Management is currently assessing the impact, if any, of this standard.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. SFAS 144 will become effective in the first quarter of fiscal 2003. Management is currently assessing the impact, if any, of this standard.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will become effective in the third quarter of fiscal 2003.

NOTE 2 - EARNINGS PER SHARE
---------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the required earnings per share disclosures:

                                  Year Ended     Year Ended     Year Ended
                               June 27, 2002  June 28, 2001  June 29, 2000
                               -------------  -------------  -------------
Net income                            $7,691         $7,595         $6,757
Weighted average shares
 outstanding                       9,149,672      9,148,565      9,148,565
Basic earnings per
 common share                         $ 0.84         $ 0.83         $ 0.74
Effect of dilutive securities:
  Stock options                       45,279          1,767            162
  Weighted average shares
   outstanding                     9,194,951      9,150,332      9,148,727
Diluted earnings per
 common share                         $ 0.84         $ 0.83         $ 0.74

The following table summarizes the weighted average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Common Stock:

                                                      Weighted Average
                                Number of Options      Exercise Price
                                -----------------     ----------------
Year ended June 27, 2002             166,256               $10.07
Year ended June 28, 2001             450,735               $ 8.16
Year ended June 29, 2000             406,239               $ 8.63

NOTE 3 - COMMON STOCK
---------------------
The Company's Class A Common Stock, $.01 par value (the "Class A Stock"), has cumulative voting rights with respect to the election of those directors which the holders of Class A Stock are entitled to elect, and 10 votes per share on all other matters on which holders of the Company's Class A Stock and Common Stock are entitled to vote. In addition, each share of Class A Stock is convertible at the option of the holder at any time into one share of Common Stock and automatically converts into one share of Common Stock upon any sale or transfer other than to related individuals. Each share of the Company's Common Stock, $.01 par value (the "Common Stock") has noncumulative voting rights of one vote per share. The Class A Stock and the Common Stock are entitled to share equally, on a share-for-share basis, in any cash dividends declared by the Board of Directors, and the holders of the Common Stock are entitled to elect 25% of the members comprising the Board of Directors.

NOTE 4 - INCOME TAXES
---------------------
The provision for income taxes for the years ended June 27, 2002, June 28, 2001 and June 29, 2000 are as follows:

                                     June 27,  June 28,  June 29,
                                         2002      2001      2000
                                     --------  --------  --------
Current:
  Federal                              $4,183    $3,921    $3,840
  State                                   984       916       902
Deferred                                 (123)      226      (237)
                                       ------    ------    ------
Total provision for income taxes       $5,044    $5,063    $4,505
                                       ======    ======    ======

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations for the years ended June 27, 2002, June 28, 2001 and June 29, 2000 are as follows:

                                            June 27,  June 28,  June 29,
                                                2002      2001      2000
                                            --------  --------  --------
Federal statutory incomex rate                 35.0%     35.0%     35.0%
State income taxes, net of federal benefit      5.0       5.1       5.2
Surtax exemption                               (0.8)     (0.8)     (0.9)
Nondeductible items                             0.6       1.2       1.7
Other                                          (0.2)     (0.5)     (1.0)
                                            --------  --------  --------
Effective tax rate                             39.6%     40.0%     40.0%
                                            ========  ========  ========

The deferred tax assets and liabilities are comprised of the following:

                                     June 27, 2002        June 28, 2001
                                   -----------------    -----------------
                                    Asset  Liability     Asset  Liability
                                   ------  ---------    ------  ---------
Current:
  Allowance for doubtful accounts  $  204    $   --     $  156    $   --
  Employee compensation               560        --        404        --
  Inventory                            --        19         61        --
  Accounts receivable                  --        --         --       119
  Other                               116        --        131        --
                                   ------    ------     ------    ------
Total current                      $  880    $   19     $  752    $  119
                                   ------    ------     ------    ------
Long-term:
  Depreciation                     $   --    $5,070     $   --    $4,920
  Capitalized leases                1,524        --      1,523        --
  Other                               600        --        556        --
                                   ------    ------     ------    ------
Total long-term                    $2,124    $5,070     $2,079    $4,920
                                   ------    ------     ------    ------
Total                              $3,004    $5,089     $2,831    $5,039
                                   ======    ======     ======    ======

NOTE 5 - INVENTORIES
--------------------
Inventories consist of the following:

                                          June 27,    June 28,
                                              2002        2001
                                          --------    --------
 Raw material and supplies                 $45,229     $30,154
 Work-in-process and finished goods         54,256      68,413
                                          --------    --------
 Total                                     $99,485     $98,567
                                          ========    ========

NOTE 6 - NOTES PAYABLE
----------------------
Notes payable consist of the following:

                                         June 27,   June 28,
                                             2002       2001
                                         --------   --------
          Revolving bank loan             $23,519    $37,532
                                         ========   ========

On March 31, 1998, the Company entered into a new unsecured credit facility, with certain banks, totaling $70,000 (the "Bank Credit Facility"). The Bank Credit Facility, as amended, is comprised of
(i) a working capital revolving loan, which provides for working capital financing of up to approximately $62,343, in the aggregate, and matures on May 31, 2003, and (ii) a $7,657 standby letter of credit, which matures on June 1, 2006. This standby letter of credit replaced a prior standby letter of credit that matured on June 1, 2002. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 3.20% at June 27, 2002) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank Rate. The standby letter of credit replaced a prior letter of credit securing certain industrial development bonds that financed the original acquisition, construction, and equipping of the Company's Bainbridge, Georgia facility.

The Bank Credit Facility, as amended, includes certain restrictive covenants that, among other things: (i) require the Company to maintain a minimum tangible net worth; (ii) comply with specified ratios; (iii) limit annual capital expenditures to the greater of $7,500 or an amount calculated using a specified ratio; (iv) restrict dividends to the lesser of 25% of net income for the previous fiscal year or $5,000; (v) prohibit the Company from redeeming shares of capital stock; and (vi) require that certain officers and stockholders of the Company, together with their respective family members and certain trusts created for the benefits of their respective children, continue to own shares representing the right to elect a majority of the directors of the Company. As of June 27, 2002, the Company was in compliance with all restrictive covenants, as amended, under the Bank Credit Facility.

NOTE 7 - LONG-TERM DEBT
-----------------------
Long-term debt consists of the following:
                                                  June 27,    June 28,
                                                      2002        2001

Industrial development bonds, secured by
 building, machinery and equipment with a cost
 aggregating $8,000                                $ 7,000     $ 7,230
Capitalized lease obligations                        6,260       6,675
Series A note payable, interest payable
 quarterly at 8.72%, principal payable in
 semi-annual installments of $200                    1,000       1,400
Series B note payable, interest payable
 quarterly at 9.07%, principal payable in
 semi-annual installments of $300                    1,500  	 2,100
Series C note payable, interest payable
 quarterly at 9.07%, principal payable in
 semi-annual installments of $200                    1,000  	 1,400
Series D note payable, interest payable
 quarterly at 9.18%, principal payable in
 semi-annual installments of $150                      750       1,050
Series E note payable, interest payable
 quarterly at 7.34%, principal payable in
 semi-annual installments of $400                    2,000  	 2,800
Series F notes payable, interest payable
 quarterly at 9.16%, principal payable in
 semi-annual installments of $475                    3,800  	 4,800
Note payable, interest payable semi-annually
 at 8.30%, principal payable in annual
 installments of approximately $1,429                5,714       7,143
Note payable, subordinated, interest payable
 semi-annually at 9.38%, principal payable in
 annual installments of $5,000 beginning on
 September 1, 2003                                  15,000      15,000
Arlington Heights facility, first mortgage,
 principal and interest payable at 8.875%, in
 monthly installments of $22 through
 October 1, 2015                                     2,080       2,159
Other                                                   --          18
Current maturities                                  (5,683)    (12,666)
                                                   -------     -------
Total long-term debt                               $40,421     $39,109
                                                   =======     =======

JBSS financed the construction of a peanut shelling plant with industrial development bonds in 1987. On June 1, 1997, the Company remarketed the bonds, resetting the interest rate at 5.375% through May 2002, and at a market rate to be determined thereafter. On June 1, 2002, the Company remarketed the bonds, resetting the interest rate at 4% through May 2006, and at a market rate to be determined thereafter. On June 1, 2006, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a "best efforts" basis. The agreement requires the Company to redeem the bonds in varying annual installments, ranging from $250 to $780 annually through 2017. The Company is also required to redeem the bonds in certain other circumstances, for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option at any time, however, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

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

The Long-Term Financing Facility includes certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) require the Company to maintain a minimum tangible net worth; (iii) restrict dividends to a maximum of 25% of cumulative net income from and after January 1, 1995 to the date the dividend is declared; and (iv) require that certain officers and stockholders of the Company, together with their respective family members and certain trusts created for the benefits of their respective children, continue to own shares representing the right to elect a majority of the directors of the Company. As of June 27, 2002, the Company was in compliance with all restrictive covenants, as amended, under the Long-Term Financing Facility.

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

The Additional Long-Term Financing includes certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) require the Company to maintain a minimum tangible net worth; and (iii) limit cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of a cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period
from any sale of its capital stock, and (c) $5,000.   As of June 27,
2002, the Company was in compliance with all restrictive covenants, as amended, under the Additional Long-Term Financing.

Aggregate maturities of long-term debt, excluding capitalized lease obligations, are as follows for the years ending:

    June 26, 2003               $ 5,215
    June 24, 2004                10,243
    June 30, 2005                 9,027
    June 29, 2006                13,676
    June 28, 2007                   123
    Subsequent years              1,560
                                -------
    Total                       $39,844
                                =======


The accompanying financial statements include the following amounts related to assets under capital leases:

                                      June 27,    June 28,
                                          2002        2001
                                      --------    --------
    Buildings                           $9,520      $9,520
    Less: Accumulated amortization       7,032       6,621
                                        ------      ------
    Total                               $2,488      $2,899
                                        ======      ======

As discussed in Note 1, these assets are being amortized over the terms of the leases. Amortization expense aggregated $411 for the year ended June 27, 2002, $412 for the year ended June 28, 2001, and $411 for the year ended June 29, 2000.

Buildings under capital leases are rented from entities that are owned by certain directors, officers and stockholders of JBSS. Future minimum payments under the leases, together with the related present value, are summarized as follows for the years ending:

    June 26, 2003                                $ 1,308
    June 24, 2004                                  1,308
    June 30, 2005                                  1,308
    June 29, 2006                                  1,308
    June 28, 2007                                  1,308
    Subsequent years                               3,886
                                                 -------
    Total minimum lease payments                  10,426
    Less:  Amount representing interest            4,166
                                                 -------
    Present value of minimum lease payments      $ 6,260
                                                 =======

JBSS also leases buildings and certain equipment pursuant to agreements accounted for as operating leases. Rent expense under these operating leases aggregated $598, $724 and $596 for the years ended June 27, 2002, June 28, 2001 and June 29, 1999, respectively. Aggregate noncancelable lease commitments under these operating leases are as follows for the years ending:

        June 26, 2003        $  638
        June 24, 2004           475
        June 30, 2005           425
        June 29, 2006           296
        June 28, 2007           184
        Subsequent years        104
                             ------
                             $2,122
                             ======

NOTE 8 - EMPLOYEE BENEFIT PLANS
-------------------------------
JBSS maintains a contributory plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements. The Company contributes 50% of the amount contributed by each employee up to certain maximums specified in the plan. Total Company contributions to the 401(k) plan were $451, $453 and $260 for the years ended June 27, 2002, June 28, 2001 and June 29, 2000, respectively.

JBSS contributed $90, $98 and $101 for the years ended June 27, 2002, June 28, 2001 and June 29, 2000, respectively, to multi-employer union-sponsored pension plans. JBSS is presently unable to determine its respective share of either accumulated plan benefits or net assets available for benefits under the union plans.

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------
In addition to the related party transactions described in Note 7, JBSS also entered into transactions with the following related parties:

Purchases
---------
JBSS purchases materials and manufacturing equipment from a company that is 7.8% owned by the Company's Chairman of the Board and Chief Executive Officer. The five children of the Company's Chairman of the Board and Chief Executive Officer own the balance of the entity either directly or as equal beneficiaries of a trust. Two of the children are officers of the Company, and one of the two is also on the Company's

Board of Directors. Purchases aggregated $6,491, $5,512 and $6,213 for the years ended June 27, 2002, June 28, 2001 and June 29, 2000, respectively. Accounts payable aggregated $302 and $540 at June 27, 2002 and June 28, 2001, respectively. In addition, JBSS leases office and warehouse space to the entity. Rental income from the entity aggregated $79, $154 and $154 for the years ended June 27, 2002, June 28, 2001 and June 29, 2000, respectively. Accounts receivable aggregated $2 and $33 at June 27, 2002 and June 28, 2001, respectively.

JBSS purchases materials from a company that is 33% owned by an individual related to the Company's Chairman of the Board and Chief Executive Officer. Material purchases aggregated $402, $228 and $165 for the years ended June 27, 2002, June 28, 2001 and June 29, 2000, respectively. Accounts payable aggregated $3 and $9 at June 27, 2002 and June 28, 2001, respectively.

JBSS purchases supplies from a company that is 33% owned by an individual related to the Company's Chairman of the Board and Chief Executive Officer. Material purchases aggregated $408 and $290 for the years ended June 27, 2002 and June 28, 2001, respectively. Accounts payable aggregated $32 and $38 at June 27, 2002 and June 28, 2001, respectively.

Product purchases and sales
---------------------------
JBSS purchases materials from and sells products to a company that is owned 33% by the Company's Chairman of the Board and Chief Executive Officer. Material purchases aggregated $526, $408 and $387 for the years ended June 27, 2002, June 28, 2001 and June 29, 2000, respectively. The Company sold products to the same company aggregating $831, $1,414 and $1,527 for the years ended June 27, 2002, June 28, 2001 and June 29, 2000, respectively. Accounts receivable aggregated $3 and $118 at June 27, 2002 and June 28, 2001, respectively.

Legal services
--------------
A lawyer, who is related to an outside director of the Company, provides services to JBSS. This lawyer was a partner in a firm that previously
provided services to JBSS.   Legal services aggregated $17, $72 and $64
for the years ended June 27, 2002, June 28, 2001 and June 29, 2000, respectively. Accounts payable aggregated $2 at June 28, 2001.

NOTE 10 - STOCK OPTION PLANS
----------------------------
The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans with the alternative method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the effect on the Company's net income for the years ended June 27, 2002, June 28, 2001 and June 29, 2000 would not have been significant.

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

The termination of the 1991 Stock Option Plan, effective February 28, 1995, did not affect options granted under the 1991 Stock Option Plan which remained outstanding as of the effective date of termination. Accordingly, the unexercised options outstanding under the 1991 Stock Option Plan at June 27, 2002 will continue to be governed by the terms of the 1991 Stock Option Plan.

The following is a summary of activity under the 1991 Stock Option Plan:

                                         Number of    Weighted Average
                                          Shares       Exercise Price
                                         ---------    ----------------
 Outstanding at June 24, 1999             194,950         $12.19
 Canceled                                 (33,650)        $12.53
                                         ---------
 Outstanding at June 29, 2000             161,300         $12.12
 Canceled                                  (6,400)        $12.09
                                         ---------
 Outstanding at June 28, 2001             154,900         $12.12
 Exercised                                   (550)        $ 6.00
 Canceled                                (110,000)        $12.16
                                         ---------
 Outstanding at June 27, 2002              44,350         $11.55
                                         =========

 Options exercisable at June 27, 2002      44,350         $11.55

 Options exercisable at June 28, 2001     154,900         $12.12

 Options exercisable at June 29, 2000     161,300         $12.12


Exercise prices for options outstanding as of June 27, 2002 ranged from $6.00 to $15.00. The weighted average remaining contractual life of those options is 1.4 years. The options outstanding at June 27, 2002 may be segregated into two ranges, as is shown in the following:


                                     Option Price Per    Option Price Per
                                           Share           Share Range
                                           $6.00          $13.75 - $15.00
                                     ----------------    ----------------

Number of options                          13,450              30,900
Weighted-average exercise
 price                                      $6.00              $13.97
Weighted-average remaining
 life (years)                                 2.5                 1.0

Number of options exercisable              13,450              30,900
Weighted average exercise price
 for exercisable options                    $6.00              $13.97




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

The termination of the 1995 Equity Incentive Plan, effective August 27, 1998, did not affect options granted under the 1995 Equity Incentive Plan which remained outstanding as of the effective date of termination. Accordingly, the unexercised options outstanding under the 1995 Equity Incentive Plan at June 27, 2002 will continue to be governed by the terms of the 1995 Equity Incentive Plan.

The following is a summary of activity under the 1995 Equity Incentive
Plan:

                                          Number of    Weighted Average
                                           Shares       Exercise Price
                                          ---------    ----------------
 Outstanding at June 24, 1999              149,500          $7.75
 Canceled                                  (25,300)         $7.74
                                          ---------
 Outstanding at June 29, 2000              124,200          $7.75
 Canceled                                  (16,600)         $9.04
                                          ---------
 Outstanding at June 28, 2001              107,600          $7.58
 Exercised                                    (600)         $6.25
 Canceled                                  (20,700)         $7.51
                                          ---------
 Outstanding at June 27, 2002               86,300          $7.61
                                          =========

 Options exercisable at June 27, 2002       86,300          $7.61

 Options exercisable at June 28, 2001      107,600          $7.58

 Options exercisable at June 29, 2000      107,900          $7.97


Exercise prices for options outstanding as of June 27, 2002 ranged from $6.00 to $10.50. The weighted average remaining contractual life of those options is 4.2 years. The options outstanding at June 27, 2002 may be segregated into two ranges, as is shown in the following:

                                 Option Price Per   Option Price Per
                                    Share Range       Share Range
                                   $6.00 - $6.75     $8.25 - $10.50
                                 ----------------   ----------------

Number of options                      49,500            36,800
Weighted-average exercise
 price                                  $6.27             $9.41
Weighted-average remaining
 life (years)                             4.8               3.2
Number of options exercisable          49,500            36,800
Weighted average exercise price
 for exercisable options                $6.27             $9.41


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

The following is a summary of activity under the 1998 Equity Incentive
Plan:

                                         Number of      Weighted Average
                                           Shares        Exercise Price
                                         ---------      ----------------
 Outstanding at June 24, 1999              49,500             $4.01
 Granted                                  153,000             $4.48
 Canceled                                  (7,000)            $4.04
                                         ---------
 Outstanding at June 29, 2000             195,500             $4.38
 Granted                                    3,000             $4.06
 Canceled                                 (28,750)            $4.35
                                         ---------
 Outstanding at June 28, 2001             169,750             $4.38
 Granted                                    8,000             $5.68
 Exercised                                 (3,750)            $4.50
 Canceled                                 (10,000)            $4.33
                                         ---------
 Outstanding at June 27, 2002             164,000             $4.35
                                         =========

 Options exercisable at June 27, 2002      84,125             $4.34

 Options exercisable at June 28, 2001      50,750             $4.31

 Options exercisable at June 29, 2000       6,250             $4.01


NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------
The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. It is management's opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.


SUPPLEMENTARY QUARTERLY DATA
----------------------------
The following unaudited quarterly consolidated financial data are presented for fiscal 2002 and fiscal 2001. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results. As discussed in Note 1 in the Notes to Consolidated Financial Statements, certain fiscal 2001 amounts have been reclassified to conform with the fiscal 2002 presentation.

                                   First     Second     Third    Fourth
                                 Quarter    Quarter   Quarter   Quarter
Year Ended June 27, 2002:        -------   --------   -------   -------
-------------------------
  Net sales                      $84,759   $112,755   $67,114   $78,617
  Gross profit                    11,192     17,331     8,633    11,158
  Income from operations           3,284      9,205     1,732     3,681
  Net income                       1,079      4,773       268     1,571
  Basic and diluted earnings
   per common share              $  0.12   $   0.52   $  0.03   $  0.17

Year Ended June 28, 2001:
-------------------------
  Net sales                      $84,543   $112,428   $63,144   $74,763
  Gross profit                    11,730     18,716     9,744    11,410
  Income from operations           4,006      9,919     2,340     4,136
  Net income                       1,251      4,776       153     1,415
  Basic and diluted earnings
   per common share              $  0.14   $   0.52   $  0.02   $  0.15

Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------
There were no disagreements on any matters of accounting principles or financial statement disclosure with the Company's independent accountants during the year ended June 27, 2002, the year ended June 28, 2001 or the year ended June 29, 2000.


                                PART III
                                --------

Item 10 -- Directors and Executive Officers of the Registrant
-------------------------------------------------------------
The Sections entitled "Nominees for Election by The Holders of Common Stock" and "Nominees for Election by The Holders of Class A Stock" of the Company's Proxy Statement for the 2002 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Information relating to the executive officers of the Company is included immediately after Part I of this Report.

Item 11 -- Executive Compensation
---------------------------------
The Sections entitled "Compensation of Directors and Executive Officers", "Committees and Meetings of the Board of Directors" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" of the Company's Proxy Statement for the 2002 Annual Meeting are incorporated herein by reference.

Item 12 -- Security Ownership of Certain Beneficial Owners and
           Management
--------------------------------------------------------------
The Section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the 2002 Annual Meeting is incorporated herein by reference.

Item 13 -- Certain Relationships and Related Transactions
---------------------------------------------------------
The Sections entitled "Executive Compensation" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" of the Company's Proxy Statement for the 2002 Annual Meeting are incorporated herein by reference.


                                 PART IV
                                 -------

Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

 (a)(1)   Financial Statements
 -----------------------------
The following financial statements of the Company are included in
Part II, Item 8 of this Report:

     Report of Independent Accountants
     Consolidated Balance Sheets as of June 27, 2002 and June 28, 2001 Consolidated Statements of Operations for the Year Ended June
       27, 2002, the Year Ended June 28, 2001 and the Year Ended
       June 29, 2000
     Consolidated Statements of Stockholders' Equity for the Year
       Ended June 27, 2002, the Year Ended June 28, 2001 and the
       Year Ended June 29, 2000
     Consolidated Statements of Cash Flows for the Year Ended June
       27, 2002, the Year Ended June 28, 2001 and the Year Ended
       June 29, 2000
     Notes to Consolidated Financial Statements

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

    (b)  Reports on Form 8-K
    ------------------------
    None filed during the quarter ended June 27, 2002.

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


Date: September 13, 2002              JOHN B. SANFILIPPO & SON, INC.

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

     Name                          Title                        Date

/s/ Jasper B. Sanfilippo     Chairman of the Board and     September 13, 2002
------------------------     Chief Executive Officer and
Jasper B. Sanfilippo         Director (Principal
                             Executive Officer)

/s/ Michael J. Valentine     Executive Vice President      September 13, 2002
------------------------     Finance, Chief Financial
Michael J. Valentine         Officer and Secretary and
                             Director (Principal
                             Financial Officer)

/s/ William R. Pokrajac      Vice President of Finance     September 13, 2002
-----------------------      and Controller (Principal
William R. Pokrajac          Accounting Officer)

/s/ Mathias A. Valentine     Director                      September 13, 2002
------------------------
Mathias A. Valentine

/s/ Jim Edgar                Director                      September 13, 2002
-------------
Jim Edgar

/s/ John W.A. Buyers         Director                      September 13, 2002
--------------------
John W.A. Buyers

/s/ Timothy R. Donovan       Director                      September 13, 2002
----------------------
Timothy R. Donovan

/s/ Jeffrey T. Sanfilippo    Director                      September 13, 2002
-------------------------
Jeffrey T. Sanfilippo

                              CERTIFICATIONS
                              --------------

I, Jasper B. Sanfilippo, certify that:

1. I have reviewed this annual report on Form 10-K of John B.
   Sanfilippo & Son, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 13, 2002                    /s/ Jasper B. Sanfilippo
                                            ------------------------
                                            Jasper B. Sanfilippo
                                            Chairman of the Board
                                            and Chief Executive Officer



I, Michael J. Valentine, certify that:

1. I have reviewed this annual report on Form 10-K of John B.
   Sanfilippo & Son, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 13, 2002                    /s/ Michael J. Valentine
                                            ------------------------
                                            Michael J. Valentine
                                            Executive Vice President
                                            Finance, Chief Financial
                                            Officer and Secretary

                Report of Independent Accountants on
                    Financial Statement Schedule
                ------------------------------------


To the Board of Directors
of John B. Sanfilippo & Son, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 14, 2002 appearing on page 23 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
August 14, 2002

                      JOHN B. SANFILIPPO & SON, INC.
                               SCHEDULE II
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      For the year ended June 27, 2002, the year ended June 28, 2001 and the year ended June 29, 2000
                          (Dollars in thousands)



                                 Balance at
                                  Beginning                           Balance at
Description                       of Period  Additions  Deductions  End of Period
-------------------------------  ----------  ---------  ----------  -------------
June 27, 2002
-------------
Allowance for doubtful accounts      $  390     $  155    $   (34)        $  511
Reserve for cash discounts              109      3,928     (3,928)           109
Reserve for customer deductions         894      5,169     (5,277)           786
                                     ------     ------    --------        ------
Total                                $1,393     $9,252    $(9,239)        $1,406
                                     ======     ======    ========        ======

June 28, 2001
-------------
Allowance for doubtful accounts      $  769     $   13    $  (392)        $  390
Reserve for cash discounts              109      3,610     (3,610)           109
Reserve for customer deductions       2,299      3,959     (5,364)           894
                                     ------     ------    --------        ------
Total                                $3,177     $7,582    $(9,366)        $1,393
                                     ======     ======    ========        ======

June 29, 2000
-------------
Allowance for doubtful accounts      $  660     $  201    $   (92)        $  769
Reserve for cash discounts              109      3,626     (3,626)           109
Reserve for customer deductions       4,272      3,888     (5,861)         2,299
                                     ------     ------    --------        ------
Total                                $5,041     $7,715    $(9,579)        $3,177
                                     ======     ======    ========        ======

                       JOHN B. SANFILIPPO & SON, INC.
                              EXHIBIT INDEX
                  (Pursuant to Item 601 of Regulation S-K)


Exhibit
Number                               Description
-------   ----------------------------------------------------------------
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

*10.17 Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.18    The Registrant's 1991 Stock Option Plan(1)

*10.19    First Amendment to the Registrant's 1991 Stock Option Plan(4)

*10.20 John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, and Collateral Assignment from John E. Sanfilippo as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, as assignor, to Registrant, as assignee(7)

*10.21 John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, Mathias Valentine, Mary Valentine and Registrant, and Collateral Assignment from Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, as assignor, and Registrant, as assignee(7)

 10.22 Outsource Agreement between the Registrant and Preferred Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT REQUESTED](12)

 10.23 Letter Agreement between the Registrant and Preferred Products, Inc. dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](12)

*10.24    The Registrant's 1995 Equity Incentive Plan(13)

 10.25 Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(16)

 10.26 First Mortgage and Security Agreement (the "ILIC Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois(16)

 10.27 Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

 10.28 Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

 10.29 Credit Agreement dated as of March 31, 1998 among the Registrant, Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA"), and LNB(20)

 10.30 Revolving Credit Note in the principal amount of $35.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of USB, dated as of March 31, 1998(20)

 10.31 Revolving Credit Note in the principal amount of $15.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of KNA, dated as of March 31, 1998(20)

 10.32 Revolving Credit Note in the principal amount of $20.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of LSB, dated as of March 31, 1998(20)

*10.33    The Registrant's 1998 Equity Incentive Plan(22)

*10.34    First Amendment to the Registrant's 1998 Equity Incentive Plan(26)

 10.35 Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A.("STB") (replacing KNA)(25)

 10.36 Third Amendment to Credit Agreement dated May 20, 2002 by and among the Registrant, JBSI, USB as Agent, LNB and STB, filed herewith

 11-20    Not applicable

 21       Subsidiaries of the Registrant, filed herewith

 22       Not applicable

 23       Consent of PricewaterhouseCoopers LLP, filed herewith

 24-98    Not applicable

 99.1     Certification of Jasper B. Sanfilippo pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

 99.2     Certification of Michael J. Valentine pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith



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