Form 10-Q
period 2002-09-26
SANFILIPPO JOHN B & SON INC
filed 2002-11-07
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                      ----------------------------------

                               FORM 10-Q
                               ---------
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

	For the quarterly period ended September 26, 2002

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

                                2299 Busse Road
                       Elk Grove Village, Illinois 60007
                       ---------------------------------
                    (Address of Principal Executive Offices)

              (Registrant's telephone number, including area code)

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

As of November 6, 2002, 5,466,039 shares of the Registrant's Common
Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 3,687,426 shares of the Registrant's Class A Common Stock, $0.01 par value per share, were outstanding.






                        JOHN B. SANFILIPPO & SON, INC.
                        ------------------------------

                             INDEX TO FORM 10-Q
                             ------------------

PART I.  FINANCIAL INFORMATION                                     PAGE NO.
------------------------------                                     --------

Item 1 -- Consolidated Financial Statements (Unaudited):

Consolidated Statements of Operations for the quarters ended
 September 26, 2002 and September 27, 2001                              3

Consolidated Balance Sheets as of September 26, 2002
 and June 27, 2002                                                      4

Consolidated Statements of Cash Flows for the quarters ended
 September 26, 2002 and September 27, 2001                              5

Notes to Consolidated Financial Statements                              6

Item 2 -- Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9

Item 3 -- Quantitative and Qualitative Disclosures About
           Market Risk                                                 14

Item 4 -- Controls and Procedures                                      14


PART II.  OTHER INFORMATION
---------------------------

Item 2 -- Changes in Securities                                        15

Item 6 -- Exhibits and Reports on Form 8-K                             15

SIGNATURE                                                              16
---------

CERTIFICATIONS                                                         17
--------------

EXHIBIT INDEX                                                          19
-------------

OMITTED FINANCIAL STATEMENTS
----------------------------
None

FORWARD-LOOKING STATEMENTS
--------------------------
This document contains certain forward-looking statements that represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors. See Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking
Statements and Factors That May Affect Future Results.



                       PART I.  FINANCIAL INFORMATION
                       ------------------------------

Item 1 -- Financial Statements (Unaudited)
------------------------------------------

                       JOHN B. SANFILIPPO & SON, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
               (Dollars in thousands, except earnings per share)



                                                    For the Quarter Ended
                                                ----------------------------
                                                September 26,   September 27,
                                                     2002            2001
                                                -------------   -------------

Net sales                                           $93,069         $84,759
Cost of sales                                        82,027          73,567
                                                -------------   -------------
Gross profit                                         11,042          11,192
                                                -------------   -------------

Selling expenses                                      4,851           5,541
Administrative expenses                               2,373           2,367
                                                -------------   -------------
Total selling and administrative expenses             7,224           7,908
                                                -------------   -------------

Income from operations                                3,818           3,284

Other income (expense):
 Interest expense                                    (1,178)         (1,648)
 Rental income                                          111             159
 Miscellaneous                                           --               4
                                                -------------   -------------
                                                     (1,067)         (1,485)
                                                -------------   -------------

Income before income taxes                            2,751           1,799
Income tax expense                                    1,073             720
                                                -------------   -------------
Net income and comprehensive income                 $ 1,678         $ 1,079
                                                =============   =============
Basic and diluted earnings per common share         $  0.18         $  0.12
                                                =============   =============



The accompanying notes are an integral part of these financial statements.



                       JOHN B. SANFILIPPO & SON, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)


                                             (Unaudited)
                                         September 26, 2002   June 27, 2002
                                         ------------------   -------------
ASSETS
------
CURRENT ASSETS:
 Cash                                          $  1,284          $  1,272
 Accounts receivable, less allowances
  of $2,108 and $1,393, respectively             32,828            24,133
 Inventories                                     91,733            99,485
 Deferred income taxes                              861               861
 Prepaid expenses and other current assets        2,576             3,032
                                              ----------        ----------
TOTAL CURRENT ASSETS                            129,282           128,783
                                              ----------        ----------
PROPERTIES:
 Buildings                                       61,051            60,348
 Machinery and equipment                         87,087            84,420
 Furniture and leasehold improvements             5,385             5,399
 Vehicles                                         3,258             3,684
                                              ----------        ----------
                                                156,781           153,851
 Less: Accumulated depreciation                  89,784            88,252
                                              ----------        ----------
                                                 66,997            65,599
 Land                                             1,863             1,863
                                              ----------        ----------
TOTAL PROPERTIES                                 68,860            67,462
                                              ----------        ----------
OTHER ASSETS:
 Goodwill and other intangibles                   4,796             4,796
 Miscellaneous                                    5,438             5,774
                                              ----------        ----------
TOTAL OTHER ASSETS                               10,234            10,570
                                              ----------        ----------
TOTAL ASSETS                                   $208,376          $206,815
                                              ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Notes payable                                 $ 11,531          $ 23,519
 Current maturities of long-term debt            10,701             5,683
 Accounts payable                                24,219            17,741
 Drafts payable                                  10,146             4,049
 Accrued expenses                                11,206            10,098
 Income taxes payable                             1,147               298
                                              ----------        ----------
TOTAL CURRENT LIABILITIES                        68,950            61,388
                                              ----------        ----------

LONG-TERM DEBT                                   32,742            40,421
                                              ----------        ----------
LONG-TERM DEFERRED INCOME TAXES                   2,946             2,946
                                              ----------        ----------
STOCKHOLDERS' EQUITY
 Class A Common Stock, convertible to
  Common Stock on a per share basis,
  cumulative voting rights of ten votes
  per share, $.01 par value; 10,000,000
  shares authorized, 3,687,426 issued
  and outstanding                                    37                37
 Common Stock, non-cumulative voting
  rights of one vote per share, $.01 par
  value; 10,000,000 shares authorized,
  5,583,939 shares issued and outstanding            56                56
 Capital in excess of par value                  57,219            57,219
 Retained earnings                               47,630            45,952
 Treasury stock, at cost; 117,900 shares         (1,204)           (1,204)
                                              ----------        ----------
TOTAL STOCKHOLDERS' EQUITY                      103,738           102,060
                                              ----------        ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $208,376          $206,815
                                              ==========        ==========

The accompanying notes are an integral part of these financial statements.


                       JOHN B. SANFILIPPO & SON, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                         (Dollars in thousands)

                                                    For the Quarter Ended
                                                ----------------------------
                                                September 26,  September 27,
                                                      2002           2001
                                                -------------  -------------
Cash flows from operating activities:
 Net income                                        $  1,678       $  1,079
 Adjustments:
  Depreciation and amortization                       2,089          2,104
  Gain on disposition of properties                      (2)            (4)
  Change in current assets and current
   liabilities:
    Accounts receivable, net                         (8,695)        (9,177)
    Inventories                                       7,752         11,723
    Prepaid expenses and other current assets           456         (1,223)
    Accounts payable                                  6,478         10,033
    Drafts payable                                    6,097          2,737
    Accrued expenses                                  1,108          2,383
    Income taxes receivable/payable                     849            633
  Other                                                 259         (1,811)
                                                -------------  -------------
  Net cash provided by operating activities          18,069         18,477
                                                -------------  -------------
Cash flows from investing activities:
  Acquisition of properties                          (3,413)        (1,841)
  Proceeds from disposition of properties                 5             14
                                                -------------  -------------
  Net cash used in investing activities              (3,408)        (1,827)
                                                -------------  -------------
Cash flows from financing activities:
  Net borrowings on notes payable                   (11,988)       (13,175)
  Principal payments on long-term debt               (2,661)        (2,656)
                                                -------------  -------------
  Net cash used in financing activities             (14,649)       (15,831)
                                                -------------  -------------
Net increase in cash                                     12            819
Cash:
  Beginning of period                                 1,272          1,098
                                                -------------  -------------
  End of period                                    $  1,284       $  1,917
                                                =============  =============
Supplemental disclosures:
  Interest paid                                    $  1,105       $  2,087
  Income taxes paid                                     239             97


The accompanying notes are an integral part of these financial statements.





                       JOHN B. SANFILIPPO & SON, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                          (Dollars in thousands)


Note 1 -- Basis of Presentation
-------------------------------
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBS
International, Inc. (collectively, the "Company"). The Company's fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters).

Note 2 -- Inventories
---------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:




                                          September 26,   June 27,
                                                2002        2002
                                          -------------   --------
       Raw material and supplies               $30,979     $45,229
       Work-in-process and finished goods       60,754      54,256
                                          -------------   --------
                                               $91,733     $99,485
                                          =============   ========


Note 3 -- Earnings Per Common Share
-----------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:


                                For the Quarter Ended September 26, 2002
                                ----------------------------------------
                                   Income         Shares       Per-Share
                                (Numerator)   (Denominator)      Amount
                                -----------   -------------    ---------

Net Income                         $1,678
Basic Earnings Per Common Share
 Income available to common
  stockholders                     $1,678        9,153,465        $0.18
                                                                  =====
Effect of Dilutive Securities
  Stock options                                     57,815
                                                 ---------
Diluted Earnings Per Common Share
  Income available to common
   stockholders                    $1,678        9,211,280        $0.18
                                                 =========        =====

                                For the Quarter Ended September 27, 2001
                                ----------------------------------------
                                   Income         Shares       Per-Share
                                (Numerator)   (Denominator)      Amount
                                -----------   -------------    ---------

Net Income                         $1,079
Basic Earnings Per Common Share
 Income available to common
  stockholders                     $1,079        9,148,565        $0.12
                                                                  =====
Effect of Dilutive Securities
  Stock options                                     37,521
                                                 ---------
Diluted Earnings Per Common Share
  Income available to common
   stockholders                    $1,079        9,186,086        $0.12
                                                 =========        =====


The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:


                                                        Weighted-Average
                                     Number of Options    Exercise Price
                                     -----------------  ----------------
  Quarter Ended September 26, 2002        119,398             $ 9.24
  Quarter Ended September 27, 2001        262,687             $10.22


Note 4 -- Goodwill and Other Intangible Assets
----------------------------------------------
The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective June 28, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.
SFAS 142 also requires the Company to complete a transitional impairment test six months from the date of adoption, which will occur during the Company's second quarter of fiscal 2003. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle effective June 28, 2002. Accordingly, the financial statements for the first quarter of fiscal 2003 would be restated for any such impairment loss. The Company is currently assessing the impact of SFAS 142 on its financial position and results of operations. As required under SFAS 142, amortization of both goodwill and intangible assets with indefinite lives has been discontinued.

The following table details goodwill and other intangible assets as of September 26, 2002:


                           Gross Carrying    Accumulated     Net Carrying
                               Amount        Amortization        Amount
                           --------------    ------------    ------------
  Goodwill                       $2,504          $1,262          $1,242
  Intangible assets with
    indefinite lives              6,368           2,814           3,554
                                 ------          ------          ------
  Total                          $8,872          $4,076          $4,796
                                 ======          ======          ======

As required under SFAS 142, the results for the first quarter of fiscal 2002 have not been restated. The table below presents the effect on net income and earnings per share as if SFAS 142 had been in effect for the first quarter of fiscal 2002:

                                      Quarter Ended        Quarter Ended
                                   September 26, 2002   September 27, 2001
                                   ------------------   ------------------
Reported net income                         $1,678               $1,079
Add back:
 Goodwill and indefinite life
  intangible asset amortization
  (net of tax)                                  --                   83
                                            ------               ------
Adjusted net income                         $1,678               $1,162
                                            ======               ======
Basic and diluted earnings per share:
 Reported net earnings per share             $0.18                $0.12
                                            ======               ======
 Adjusted net earnings per share             $0.18                $0.13
                                            ======               ======

Note 5 -- Recent Accounting Pronouncements
------------------------------------------
As discussed above in Note 4, SFAS 142 became effective as of the beginning of the first quarter of fiscal 2003.


SFAS 143, "Accounting for Asset Retirement Obligations", became effective during the first quarter of fiscal 2003. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The implementation of SFAS 143 did not have an effect on the Company's cash flows, financial position or results of operations.

SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective during the first quarter of fiscal 2003. This statement provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The implementation of SFAS 144 did not have an effect on the Company's cash flows, financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will become effective in the third quarter of fiscal 2003. The adoption of SFAS 146 is not expected to have a material impact on the Company's cash flows, financial position or results of operations.


Note 6 -- Management's Statement
--------------------------------
The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The data presented on the balance sheet for the fiscal year ended June 27, 2002 were derived from audited financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K for the year ended June 27, 2002.



Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

General
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At September 26, 2002, the Company's inventories totaled approximately $91.7 million compared to approximately $99.5 million at June 27, 2002, and approximately $86.8 million at September 27, 2001. The decrease in inventories at September 26, 2002 when compared to June 27, 2002 is due to the majority of nut purchases occurring during the second and third quarters of the Company's fiscal year. The increase in inventories at September 26, 2002 when compared to September 27, 2001 is primarily due to (i) an increase in finished goods to support the increase in sales volume, and (ii) an increase in the quantity of inshell pecans on hand due to higher purchases in the 2001 crop year (which ended in approximately February
2002) than in the 2000 crop year. These increases in inventories were partially offset by decreases in inshell peanuts on hand due to a later harvesting of peanuts in fiscal 2003. See "Factors That May Affect Future Results" -- "2002 Farm Bill" and "Availability of Raw Materials and Market Price Fluctuations."

The Company's fiscal year ends on the last Thursday of June each year, and references herein to "fiscal" years are to the fiscal years ended in the indicated calendar year (for example, "fiscal 2003" refers to the Company's fiscal year ending June 26, 2003). The Company's fiscal year typically consists of fifty-two weeks (four thirteen week quarters).

Results of Operations
---------------------
Net Sales. Net sales increased from approximately $84.8 million for the first quarter of fiscal 2002 to approximately $93.1 million for the first quarter of fiscal 2003, an increase of approximately $8.3 million, or 9.8%. The increase in net sales was due primarily to higher unit volume sales to the Company's retail, export and contract packaging customers. The increase in net sales to retail customers was due primarily to an increase in private label business through the addition of new customers and the expansion of business to existing customers.

Gross Profit. Gross profit for the first quarter of fiscal 2003 decreased approximately 1.3% to approximately $11.0 million from approximately $11.2 million for the first quarter of fiscal 2002. Gross profit margin decreased from approximately 13.2% for the first quarter of fiscal 2002 to approximately 11.9% for the first quarter of fiscal 2003. The decrease in gross profit margin was due primarily to: (i) an adjustment of the Company's peanut inventory costs to reflect the new farm bill's anticipated effect on the peanut market; and (ii) changes in the sales mix as private label sales (the primary source of the increase in net sales) generally carry lower margins than sales to the Company's other customers.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from approximately 9.3% for the first quarter of fiscal 2002 to approximately 7.8% for the first quarter of fiscal 2003. Selling expenses as a percentage of net sales decreased from approximately 6.5% for the first quarter of fiscal 2002 to approximately 5.2% for the first quarter of fiscal 2003. This decrease was due primarily to: (i) continuous efforts to control expenses and (ii) the fixed nature of certain of these expenses relative to a larger revenue base. Administrative expenses as a percentage of net sales decreased from approximately 2.8% for the first quarter of fiscal 2002 to approximately 2.5% for the first quarter of fiscal 2003. This decrease was due primarily to the fixed nature of these expenses relative to a larger revenue base.

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $3.3 million, or 3.9% of net sales, for the first quarter of fiscal 2002, to approximately $3.8 million, or 4.1% of net sales, for the first quarter of fiscal 2003.

Interest Expense. Interest expense decreased from approximately $1.6 million for the first quarter of fiscal 2002 to approximately $1.2 million for the first quarter of fiscal 2003. The decrease in interest expense was due primarily to: (i) lower average levels of borrowings due to positive cash flow from operations and (ii) lower interest rates associated with the Bank Credit Facility, as defined below.

Income Taxes. Income tax expense was approximately $1.1 million, or 39.0% of income before income taxes for the first quarter of fiscal 2003 compared to approximately $0.7 million, or 40.0% of income before income taxes, for the first quarter of fiscal 2002.

Net Income. Net income was approximately $1.7 million, or $0.18 per common share (basic and diluted), for the first quarter of fiscal 2003, compared to approximately $1.1 million, or $0.12 per common share (basic and diluted), for the first quarter of fiscal 2002.

Liquidity and Capital Resources
-------------------------------
During the first quarter of fiscal 2003, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and a long-term financing arrangement entered into in 1995 (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately $18.1 million for the first quarter of fiscal 2003 compared to approximately $18.5 million for the first quarter of fiscal 2002. The slight decrease in cash provided by operating activities was due primarily to purchasing a greater quantity of almonds during the first quarter of fiscal 2003 when compared to the first quarter of fiscal 2002. The increase in almond purchases was partially offset by decreases in peanut purchases due to a later harvest of the peanut crop in fiscal 2003. During the first quarter of fiscal 2003, the Company spent approximately $3.4 million on capital expenditures, compared to approximately $1.8 million for the first quarter of fiscal 2002. This increase was due primarily to the expansion of processing capacities and capabilities at the Company's Gustine, California facility. During the first quarter of fiscal 2003, the Company repaid approximately $2.7 million of long-term debt, the same as the amount repaid for the first quarter of fiscal 2002.

The Bank Credit Facility is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $62.3 million, in the aggregate, and matures on May 31, 2003, and (ii) a letter of credit of approximately $7.7 million to secure industrial development bonds, which matures on June 1, 2006. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 3.14% at September 26, 2002) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate. As of September 26, 2002, the Company had approximately $49.6 million of available credit under the Bank Credit Facility.

As of September 26, 2002, the total principal amount outstanding under the Long-Term Financing Facility was approximately $9.0 million of the original amount borrowed of $35.0 million. Of the remaining balance of approximately $9.0 million, approximately $5.2 bears interest at rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $1.3 million, with the final installment due on August 15, 2004. The remaining approximately $3.8 million of this indebtedness bears interest at a rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $0.5 million, with the final installment due on May 15, 2006.

As of September 26, 2002, the total principal amount outstanding under the Additional Long-Term Financing was approximately $19.3 million of the original amount borrowed of $25.0 million. Of the remaining balance of approximately $19.3 million, approximately $4.3 million bears interest at a rate of 8.3% per annum payable semiannually, and requires equal annual principal installments of approximately $1.4 million, with the final installment due on September 1, 2005. The remaining $15.0 million of this indebtedness (which is subordinated to the Company's other financing facilities) bears interest at a rate of 9.38% per annum payable semiannually, and requires equal annual principal installments of $5.0 million, with the final installment due on September 1, 2005.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company's annual capital expenditures; and (iii) require that Jasper
B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million and prohibits the Company from redeeming shares of capital stock. As of September 26, 2002, the Company was in compliance with all restrictive covenants under its financing facilities. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

Recent Accounting Pronouncements
--------------------------------
The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective June 28, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.
SFAS 142 also requires the Company to complete a transitional impairment test six months from the date of adoption, which will occur during the Company's second quarter of fiscal 2003. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle effective June 28, 2002. Accordingly, the financial statements for the first quarter of fiscal 2003 would be restated for any such impairment loss. The Company is currently assessing the impact of SFAS 142 on its financial position and results of operations. As required under SFAS 142, amortization of both goodwill and intangible assets with indefinite lives has been discontinued.

SFAS 143, "Accounting for Asset Retirement Obligations", became effective during the first quarter of fiscal 2003. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The implementation of SFAS 143 did not have an effect on the Company's cash flows, financial position or results of operations.

SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective during the first quarter of fiscal 2003. This statement provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The implementation of SFAS 144 did not have an effect on the Company's cash flows, financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will become effective in the third quarter of fiscal 2003. The adoption of SFAS 146 is not expected to have a material impact on the Company's cash flows, financial position or results of operations.

Forward Looking Statements
--------------------------
The statements contained in this filing that are not historical (including statements concerning the Company's expectations regarding market risk) are "forward looking statements". These forward looking statements, which generally are followed (and therefore identified) by a cross reference to "Factors That May Affect Future Results" or are identified by the use of forward looking words and phrases such as "intends", "may", "believes" and "expects", represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors, including the factors described below under "Factors That May Affect Future Results", that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events which may be subject to circumstances beyond the Company's control. Consequently, results actually achieved may differ materially from the expected results included in these statements.

Factors That May Affect Future Results
--------------------------------------
(a) 2002 Farm Bill
------------------
The Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") terminated the federal peanut quota program beginning with the 2002 crop year. The 2002 Farm Bill replaces the federal peanut quota program with a fixed, decoupled payment system through the 2011 crop year. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price. The termination of the federal peanut quota program has resulted in a decrease in the Company's cost for peanuts. At this time, it is uncertain the extent to which these cost savings will result in lower selling prices. Although the Company has successfully operated in a market shaped by the federal peanut quota program for many years, the Company believes that it will successfully adapt to a market without a quota program. However, the Company has no experience in operating in such a peanut market, and no assurances can be given that the elimination of the federal peanut quota program will not adversely
affect the Company's business.    While the Company believes that its
ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that the elimination of the federal peanut quota program will not adversely affect the Company's business.

(b)  Availability of Raw Materials and Market Price Fluctuations
----------------------------------------------------------------
The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans and other nuts are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the United States Department of Agriculture ("USDA") or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. Shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company's inventories and the Company's profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See "General".

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

Item 4 -- Controls and Procedures
---------------------------------
   (a) Within the 90 days prior to the date of filing this Form
10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

   (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


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

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
(a) The exhibits filed herewith are listed in the exhibit index that follows the certifications page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K:  None filed during the quarter ended
    September 26, 2002.





                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          JOHN B. SANFILIPPO & SON, INC.


Date: November 6, 2002                    By: /s/ Michael J. Valentine
                                              ------------------------
                                          Michael J. Valentine
                                          Executive Vice President Finance,
                                          Chief Financial Officer and
                                          Secretary



                              CERTIFICATIONS
                              --------------

I, Jasper B. Sanfilippo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of John B.
Sanfilippo, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 6, 2002                    /s/ Jasper B. Sanfilippo
                                          ------------------------
                                          Jasper B. Sanfilippo
                                          Chairman of the Board and
                                          Chief Executive Officer



I, Michael J. Valentine, certify that:

1. I have reviewed this quarterly report on Form 10-Q of John B.
Sanfilippo, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 6, 2002                      /s/ Michael J. Valentine
                                            ------------------------
                                            Michael J. Valentine
                                            Executive Vice President Finance,
                                            Chief Financial Officer and
                                            Secretary


                              EXHIBIT INDEX
                              -------------

Exhibit
Number                          Description
-------   --------------------------------------------------------
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

 10.13 Party Wall Agreement dated March 3, 1995 between the Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628, and the Arthur/Busse Limited Partnership(12)

 10.14 Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

 10.15 Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

 10.16    The Registrant's 1991 Stock Option Plan(1)

 10.17    First Amendment to the Registrant's 1991 Stock Option Plan(4)

 10.18 John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, and Collateral Assignment from John E. Sanfilippo as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, as assignor, to Registrant, as assignee(7)

 10.19 John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, Mathias Valentine, Mary Valentine and Registrant, and Collateral Assignment from Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, as assignor, and Registrant, as assignee(7)

 10.20 Outsource Agreement between the Registrant and Preferred Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT REQUESTED](12)

 10.21 Letter Agreement between the Registrant and Preferred Products, Inc. dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](12)

 10.22    The Registrant's 1995 Equity Incentive Plan(13)

 10.23 Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(16)

 10.24 First Mortgage and Security Agreement (the "ILIC Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995 and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois(16)

 10.25 Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

 10.26 Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(16)

 10.27 Credit Agreement dated as of March 31, 1998 among the Registrant, Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA"), and LNB(20)

 10.28 Revolving Credit Note in the principal amount of $35.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of USB, dated as of March 31, 1998(20)

 10.29 Revolving Credit Note in the principal amount of $15.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of KNA, dated as of March 31, 1998(20)

 10.30 Revolving Credit Note in the principal amount of $20.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of LSB, dated as of March 31, 1998(20)

 10.31    The Registrant's 1998 Equity Incentive Plan(22)

 10.32    First Amendment to the Registrant's 1998 Equity Incentive Plan(26)

 10.33 Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A. (replacing KNA)(25)

 10.34 Third Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A. (replacing KNA)(27)

 11       Not applicable

 15       Not applicable

 18       Not applicable

 19       Not applicable

 22-24    Not applicable

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

(27) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 2002 (Commission file No. 0-19681).


John B. Sanfilippo & Son, Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-Q. The charge for furnishing copies of the exhibits is $.25 per page, plus postage.