Form 10-Q
period 2002-12-26
SANFILIPPO JOHN B & SON INC
filed 2003-02-06
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                     ----------------------------------

                               FORM 10-Q

(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

              For the quarterly period ended December 26, 2002

[   ]	Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

           For the transition period from           to
                                          ---------    ---------

                       Commission file number 0-19681

                       JOHN B. SANFILIPPO & SON, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

        Delaware                                        36-2419677
        ----------------------------              ----------------
        (State or Other Jurisdiction              (I.R.S. Employer
        of Incorporation or Organization    Identification Number)

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

   As of February 6, 2003, 5,473,089 shares of the Registrant's Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 3,687,426 shares of the Registrant's Class A Common Stock, $0.01 par value per share, were outstanding.






                       JOHN B. SANFILIPPO & SON, INC.
                       ------------------------------
                             INDEX TO FORM 10-Q
                             ------------------

PART I.  FINANCIAL INFORMATION                                     PAGE NO.
------------------------------                                     --------

Item 1 -- Consolidated Financial Statements (Unaudited)

Consolidated Statements of Operations for the quarters
 and twenty-six weeks ended December 26, 2002 and
 December 27, 2001                                                      3

Consolidated Balance Sheets as of December 26, 2002
 and June 27, 2002                                                      4

Consolidated Statements of Cash Flows for the twenty-six
 weeks ended December 26, 2002 and December 27, 2001                    5

Notes to Consolidated Financial Statements                              6

Item 2 -- Management's Discussion and Analysis of
 Financial Condition and Results of Operations                         10

Item 3 -- Quantitative and Qualitative Disclosures About
 Market Risk                                                           16

Item 4 -- Controls and Procedures                                      16


PART II.  OTHER INFORMATION
---------------------------

Item 4 -- Submission of Matters to a Vote of Security Holders          17

Item 6 -- Exhibits and Reports on Form 8-K                             17


SIGNATURE                                                              18
---------

CERTIFICATIONS                                                         19
--------------

EXHIBIT INDEX                                                          21
-------------

OMITTED FINANCIAL STATEMENTS
----------------------------

None


FORWARD-LOOKING STATEMENTS
--------------------------
   This document contains certain forward-looking statements that represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking
Statements and Factors That May Affect Future Results.



                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1 -- Financial Statements (Unaudited)
------------------------------------------

                        JOHN B. SANFILIPPO & SON, INC.
                        ------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                               (Unaudited)
              (Dollars in thousands, except earnings per share)


                                           For the Quarter Ended                For the Twenty-six Weeks Ended
                                    -------------------------------------    -------------------------------------
                                    December 26, 2002   December 27, 2001    December 26, 2002   December 27, 2001
                                    -----------------   -----------------    -----------------   -----------------
Net sales                                 $134,236            $112,755             $227,305            $197,514
Cost of sales                              111,678              95,424              193,705             168,991
                                          --------            --------             --------            --------
Gross profit                                22,558              17,331               33,600              28,523
                                          --------            --------             --------            --------
Selling expenses                             5,831               5,927               10,682              11,468
Administrative expenses                      2,244               2,199                4,617               4,566
                                          --------            --------             --------            --------
                                             8,075               8,126               15,299              16,034
                                          --------            --------             --------            --------
Income from operations                      14,483               9,205               18,301              12,489
                                          --------            --------             --------            --------
Other income (expense):
 Interest expense                           (1,104)             (1,386)              (2,282)             (3,034)
 Rental income                                 133                 133                  244                 292
 Miscellaneous                                   1                   3                    1                   7
                                          --------            --------             --------            --------
                                              (970)             (1,250)              (2,037)             (2,735)
                                          --------            --------             --------            --------
Income before income taxes                  13,513               7,955               16,264               9,754
Income tax expense                           5,270               3,182                6,343               3,902
                                          --------            --------             --------            --------
Net income and comprehensive income       $  8,243            $  4,773             $  9,921            $  5,852
                                          ========            ========             ========            ========
Basic earnings per common share           $   0.90            $   0.52             $   1.08            $   0.64
                                          ========            ========             ========            ========
Diluted earnings per common share         $   0.89            $   0.52             $   1.07            $   0.64
                                          ========            ========             ========            ========


The accompanying notes are an integral part of these financial statements


                        JOHN B. SANFILIPPO & SON, INC.
                        ------------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)


                                              (Unaudited)
                                              -----------
                                           December 26, 2002    June 27, 2002
                                           -----------------    -------------
ASSETS
------
CURRENT ASSETS:
  Cash                                             $  2,323         $  1,272
  Accounts receivable, less allowances
   of $2,463 and $1,393, respectively                35,291           24,133
  Inventories                                       123,732           99,485
  Deferred income taxes                                 861              861
  Prepaid expenses and other current assets           2,170            3,032
                                                   --------         --------
TOTAL CURRENT ASSETS                                164,377          128,783
                                                   --------         --------
PROPERTIES:
  Buildings                                          61,177           60,348
  Machinery and equipment                            88,553           84,420
  Furniture and leasehold improvements                5,385            5,399
  Vehicles                                            3,216            3,684
                                                   --------         --------
                                                    158,331          153,851
  Less: Accumulated depreciation                     91,778           88,252
                                                   --------         --------
                                                     66,553           65,599
  Land                                                1,863            1,863
                                                   --------         --------
TOTAL PROPERTIES                                     68,416           67,462
                                                   --------         --------
OTHER ASSETS:
  Goodwill and other intangibles                      4,583            4,796
  Miscellaneous                                       5,288            5,774
                                                   --------         --------
TOTAL OTHER ASSETS                                    9,871           10,570
                                                   --------         --------
TOTAL ASSETS                                       $242,664         $206,815
                                                   ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable                                    $ 14,216         $ 23,519
  Current maturities of long-term debt               10,719            5,683
  Accounts payable                                   46,111           17,741
  Drafts payable                                      9,916            4,049
  Accrued expenses                                   10,782           10,098
  Income taxes payable                                4,027              298
                                                   --------         --------
TOTAL CURRENT LIABILITIES                            95,771           61,388
                                                   --------         --------
LONG-TERM DEBT                                       31,961           40,421
                                                   --------         --------
LONG-TERM DEFERRED INCOME TAXES                       2,946            2,946
                                                   --------         --------
STOCKHOLDERS' EQUITY
  Class A Common Stock, convertible to Common
   Stock on a per share basis, cumulative voting
   rights of ten votes per share, $.01 par value;
   10,000,000 shares authorized, 3,687,426
   issued and outstanding                                37               37
  Common Stock, non-cumulative voting rights
   of one vote per share, $.01 par value;
   10,000,000 shares authorized, 5,584,739 and
   5,583,939 shares issued and outstanding,
   respectively                                          56               56
  Capital in excess of par value                     57,224           57,219
  Retained earnings                                  55,873           45,952
  Treasury stock, at cost; 117,900 shares            (1,204)          (1,204)
                                                   --------         --------
TOTAL STOCKHOLDERS' EQUITY                          111,986          102,060
                                                   --------         --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $242,664         $206,815
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

                                                For the Twenty-six Weeks Ended
                                                ------------------------------
                                                December 26,      December 27,
                                                     2002              2001
                                                ------------      ------------

Cash flows from operating activities:
 Net income                                       $  9,921          $  5,852
 Adjustments:
  Depreciation and amortization                      5,230             5,334
  Gain on disposition of properties                     (3)               (9)
  Change in current assets and current
   liabilities:
    Accounts receivable, net                       (11,158)           (3,789)
    Inventories                                    (24,247)          (13,497)
    Prepaid expenses and other current assets          862            (1,263)
    Accounts payable                                28,370            22,631
    Drafts payable                                   5,867             3,412
    Accrued expenses                                   684             1,931
    Income taxes receivable/payable                  3,729             2,473
  Other                                               (453)           (2,516)
                                                  --------          --------
  Net cash provided by operating activities         18,802            20,559
                                                  --------          --------
Cash flows from investing activities:
 Acquisition of properties                          (5,031)           (2,799)
 Proceeds from disposition of properties                 7                32
                                                  --------          --------
 Net cash used in investing activities              (5,024)           (2,767)
                                                  --------          --------
Cash flows from financing activities:
 Net borrowings on notes payable                    (9,303)          (13,532)
 Principal payments on long-term debt               (3,424)           (3,436)
                                                  --------          --------
 Net cash used in financing activities             (12,727)          (16,968)
                                                  --------          --------
 Net increase in cash                                1,051               824
Cash:
 Beginning of period                                 1,272             1,098
                                                  --------          --------
 End of period                                    $  2,323          $  1,922
                                                  ========          ========
Supplemental disclosures:
 Interest paid                                    $  2,293          $  3,115
 Income taxes paid                                   1,171             1,440



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

Note 2 -- Inventories
---------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:




                                        December 26,     June 27,
                                             2002          2002
                                        ------------     --------
    Raw material and supplies             $ 62,978        $45,229
    Work-in-process and finished goods      60,754         54,256
                                          --------        -------
                                          $123,732        $99,485
                                          ========        =======


Note 3 -- Earnings Per Common Share
-----------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:


                                 For the Quarter Ended December 26, 2002
                                 ---------------------------------------
                                     Income        Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                            $8,243
Basic Earnings Per Common Share
  Income available to common
   stockholders                       $8,243      9,153,790       $0.90
                                                                  =====
Effect of Dilutive Securities
  Stock options                                     114,336
Diluted Earnings Per Common Share
  Income available to common
   stockholders                       $8,243      9,268,126       $0.89
                                      ======      =========       =====


                                 For the Quarter Ended December 27, 2001
                                 ---------------------------------------
                                     Income        Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                            $4,773
Basic Earnings Per Common Share
  Income available to common
   stockholders                       $4,773      9,149,206       $0.52
                                                                  =====
Effect of Dilutive Securities
  Stock options                                      43,991
Diluted Earnings Per Common Share
  Income available to common
   stockholders                       $4,773      9,193,197       $0.52
                                      ======      =========       =====


                                      For the Twenty-six Weeks Ended
                                             December 26, 2002
                                   -------------------------------------
                                     Income        Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                            $9,921
Basic Earnings Per Common Share
  Income available to common
   stockholders                       $9,921      9,153,627       $1.08
                                                                  =====
Effect of Dilutive Securities
  Stock options                                      86,108
Diluted Earnings Per Common Share
  Income available to common
   stockholders                       $9,921      9,239,735       $1.07
                                      ======      =========       =====


                                      For the Twenty-six Weeks Ended
                                             December 27, 2001
                                   -------------------------------------
                                     Income        Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                            $5,852
Basic Earnings Per Common Share
  Income available to common
   stockholders                       $5,852      9,148,884       $0.64
                                                                  =====
Effect of Dilutive Securities
  Stock options                                      40,756
Diluted Earnings Per Common Share
  Income available to common
   stockholders                       $5,852      9,189,640       $0.64
                                      ======      =========       =====


The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:


                                                             Weighted-Average
                                         Number of Options    Exercise Price
                                         -----------------   ----------------
Quarter Ended December 26, 2002                  61,867            $11.21
Quarter Ended December 27, 2001                 243,874            $10.58
Twenty-six Weeks Ended December 26, 2002         90,632            $ 9.91
Twenty-six Weeks Ended December 27, 2001        253,281            $10.39

Note 4 -- Goodwill and Other Intangible Assets
----------------------------------------------
The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective June 28, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company's recorded assets at June 28, 2002 included both an intangible asset and goodwill.

The intangible asset consists of the Fisher brand name that was acquired in 1995. The Company determined that the brand name is of a finite life and is being amortized over a fifteen-year period. Amortization expense for the next five fiscal years is expected to be approximately $427 annually.

The goodwill represents the excess of the purchase price over the fair value of the net assets in the Company's acquisition of Sunshine Nut Co., Inc. in 1992. The Company determined that it has no separate reporting units; therefore, the goodwill impairment test was performed using the fair value of the entire Company.

Based upon the results of management's impairment testing, which included an independent valuation, no adjustment to the carrying amount of goodwill and the intangible asset is required. As required under SFAS 142, amortization of goodwill has been discontinued.

The following table details goodwill and other intangible assets as of December 26, 2002:

                                         December 26, 2002
                            --------------------------------------------
                            Gross Carrying   Accumulated    Net Carrying
                                Amount       Amortization       Amount
                            --------------   ------------   ------------
Goodwill                         $2,504          $1,262         $1,242
Finite-lived amortized
 intangible assets                6,368           3,027          3,341
                                 ------          ------         ------
Total                            $8,872          $4,289         $4,583
                                 ======          ======         ======

As required under SFAS 142, the results for the second quarter and first twenty-six weeks of fiscal 2002 have not been restated. The tables below present the effect on net income and earnings per share as if SFAS 142 had been in effect for the first twenty-six weeks of fiscal 2002:

                                                   Quarter Ended
                                           ------------------------------
                                           December 26,      December 27,
                                                2002              2001
                                           ------------      ------------
Reported net income                            $8,243            $4,773
Add back:
  Goodwill amortization (net of tax)               --                19
                                               ------            ------
Adjusted net income                            $8,243            $4,792
                                               ======            ======
Basic and diluted earnings per share:
 Reported and adjusted net earnings
  per share (basic)                            $ 0.90            $ 0.52
                                               ======            ======
 Reported and adjusted net earnings
  per share (diluted)                          $ 0.89            $ 0.52
                                               ======            ======

                                              Twenty-six Weeks Ended
                                           ------------------------------
                                           December 26,      December 27,
                                                2002              2001
                                           ------------      ------------
Reported net income                            $9,921            $4,773
Add back:
  Goodwill amortization (net of tax)               --                19
                                               ------            ------
Adjusted net income                            $9,921            $4,792
                                               ======            ======
Basic and diluted earnings per share:
 Reported and adjusted net earnings
  per share (basic)                            $ 1.08            $ 0.64
                                               ======            ======
 Reported and adjusted net earnings
  per share (diluted)                          $ 1.07            $ 0.64
                                               ======            ======

Note 5 -- Recent Accounting Pronouncements
------------------------------------------
In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will become effective in the third quarter of fiscal 2003. The adoption of SFAS 146 is not expected to have a material impact on the Company's cash flows, financial position or results of operations.

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 requires a guarantor to include disclosure of certain obligations and, if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company. The Company adopted the disclosure requirements of Interpretation 45 effective December 2002.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends certain provisions of SFAS 123 and is effective for fiscal years ending after December 15, 2002. The Company is currently assessing the impact, if any, of SFAS 148.


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



Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

GENERAL
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At December 26, 2002, the Company's inventories totaled approximately $123.7 million compared to approximately $99.5 million at June 27, 2002, and approximately $112.1 million at December 27, 2001. The increase in inventories at December 26, 2002 when compared to June 27, 2002 is due to the majority of nut purchases occurring during the second quarter of the Company's fiscal year. The increase in inventories at December 26, 2002 when compared to December 27, 2001 is primarily due to (i) an increase in finished goods to support the increase in sales volume, (ii) an increase in the quantity of almonds on hand due to higher purchases in the current crop year than in the previous crop year, and (iii) an increase in the purchase price of pecans. These increases in inventories were partially offset by decreases in inshell peanuts on hand due to a smaller domestic crop in fiscal 2003. See "Factors That May Affect Future Results" -- "2002 Farm Bill" and "Availability of Raw Materials and Market Price Fluctuations."

The Company's fiscal year ends on the last Thursday of June each year, and references herein to "fiscal" years are to the fiscal years ended in the indicated calendar year (for example, "fiscal 2003" refers to the Company's fiscal year ending June 26, 2003). The Company's fiscal year typically consists of fifty-two weeks (four thirteen week quarters).

RESULTS OF OPERATIONS
---------------------
Net Sales. Net sales increased from approximately $112.8 million for the second quarter of fiscal 2002 to approximately $134.2 million for the second quarter of fiscal 2003, an increase of approximately $21.5 million, or 19.1%. Net sales for the first twenty-six weeks of fiscal 2003 were approximately $227.3 million, an increase of approximately $29.8 million, or 15.1%, over the net sales of approximately $197.5 million for the first twenty-six weeks of fiscal 2002. The increase in net sales, for both the quarterly and twenty-six week periods, was due primarily to higher unit volume sales to the Company's retail, export and contract packaging customers. The increase in net sales to retail customers was due primarily to an increase in private label business through the addition of new customers and the expansion of business to existing customers. The Company believes that a portion of the overall increase in net sales is attributable to the growing awareness of the health benefits of nuts in the daily diet.

The following table shows a quarterly and twenty-six week comparison of sales by distribution channel, as a percentage of total sales:


                               Second Quarter Ended                     Twenty-six Weeks Ended
                        -------------------------------------   -------------------------------------
Distribution Channel    December 26, 2002   December 27, 2001   December 26, 2002   December 27, 2001
--------------------    -----------------   -----------------   -----------------   -----------------
Consumer                       62.9%               65.0%               60.4%               60.2%
Industrial                     16.6                16.2                18.3                19.4
Food Service                    6.6                 8.9                 7.6                10.3
Contract Packaging              5.2                 4.6                 6.0                 5.3
Export                          8.7                 5.3                 7.7                 4.8
                              -----               -----               -----               -----
Total                         100.0%              100.0%              100.0%              100.0%
                              =====               =====               =====               =====

The following table shows a quarterly and twenty-six week comparison of sales by product type, as a percentage of total sales:

                               Second Quarter Ended                     Twenty-six Weeks Ended
                        -------------------------------------   -------------------------------------
Product Type            December 26, 2002   December 27, 2001   December 26, 2002   December 27, 2001
--------------------    -----------------   -----------------   -----------------   -----------------
Peanuts                        21.0%               24.1%               24.3%               26.7%
Pecans                         23.1                23.7                20.8                23.1
Cashews & Mixed Nuts           23.9                23.1                23.8                21.3
Walnuts                        13.8                14.4                13.3                13.3
Almonds                         8.5                 6.2                 8.4                 6.4
Other                           9.7                 8.5                 9.4                 9.2
                              -----               -----               -----               -----
Total                         100.0%              100.0%              100.0%              100.0%
                              =====               =====               =====               =====

Gross Profit. Gross profit for the second quarter of fiscal 2003 increased approximately 30.2% to approximately $22.6 million from approximately $17.3 million for the second quarter of fiscal 2002.
Gross profit margin increased from approximately 15.4% for the second quarter of fiscal 2002 to approximately 16.8% for the second quarter of fiscal 2003. Gross profit for the first twenty-six weeks of fiscal 2003 increased approximately 17.8% to approximately $33.6 million from approximately $28.5 million for the first twenty-six weeks of fiscal 2002. Gross profit margin increased from approximately 14.4% for the first twenty-six weeks of fiscal 2002 to approximately 14.8% for the first twenty-six weeks of fiscal 2003. The increase in gross profit margin, for both the quarterly and twenty-six week periods, was due primarily to: (i) the increase in unit volume as certain costs of sales are of a fixed nature, (ii) changes in the sales mix, and (iii) generally lower commodity costs.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from approximately 7.2% for the second quarter of fiscal 2002 to approximately 6.0% for the second quarter of fiscal 2003. For the first twenty-six weeks of fiscal 2003, selling and administrative expenses as a percentage of net sales decreased to approximately 6.7% compared to approximately 8.1% for the first twenty-six weeks of fiscal 2002. Selling expenses as a percentage of net sales decreased from approximately 5.3% for the second quarter of fiscal 2002 to approximately 4.3% for the second quarter of fiscal 2003. Selling expenses as a percentage of net sales decreased from approximately 5.8% for the first twenty-six weeks of fiscal 2002 to approximately 4.7% for the first twenty-six weeks of fiscal 2003. This decrease, for both the quarterly and twenty-six week periods, was due primarily to: (i) continuous efforts to control expenses and (ii) the fixed nature of certain of these expenses relative to a larger revenue base. Administrative expenses as a percentage of net sales decreased from approximately 2.0% for the second quarter of fiscal 2002 to approximately 1.7% for the second quarter of fiscal 2003.
Administrative expenses as a percentage of net sales decreased from approximately 2.3% for the first twenty-six weeks of fiscal 2002 to approximately 2.0% for the first twenty-six weeks of fiscal 2003. This decrease, for both the quarterly and twenty-six week periods, was due primarily to the fixed nature of these expenses relative to a larger revenue base. Administrative expenses increased in the second quarter of fiscal 2003 when compared to fiscal 2002 due to higher employee incentive compensation due to the Company's improved operating results. This increase in administrative expenses was offset by a contract settlement payment from a customer.

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $9.2 million, or 8.2% of net sales, for the second quarter of fiscal 2002, to approximately $14.5 million, or 10.8% of net sales, for the second quarter of fiscal 2003. Income from operations increased from approximately $12.5 million, or 6.3% of net sales, for the first twenty-six weeks of fiscal 2002, to approximately $18.3 million, or 8.1% of net sales, for the first twenty-six weeks of fiscal 2003.

Interest Expense. Interest expense decreased from approximately $1.4 million for the second quarter of fiscal 2002 to approximately $1.1 million for the second quarter of fiscal 2003. For the first twenty-six weeks of fiscal 2003, interest expense decreased to approximately $2.3 million from approximately $3.0 million for the first twenty-six weeks of fiscal 2002. The decrease in interest expense, for both the quarterly and twenty-six week periods, was due primarily to: (i) lower average levels of borrowings due to positive cash flow from operations and (ii) lower interest rates associated with the Bank Credit Facility, as defined below.

Income Taxes. Income tax expense was approximately $5.3 million, or 39.0% of income before income taxes for the second quarter of fiscal 2003 compared to approximately $3.2 million, or 40.0% of income before income taxes, for the second quarter of fiscal 2002. Income tax expense was approximately $6.3 million, or 39.0% of income before income taxes for the first twenty-six weeks of fiscal 2003 compared to approximately $3.9 million, or 40.0% of income before income taxes, for the first twenty-six weeks of fiscal 2002.

Net Income. Net income was approximately $8.2 million, or $0.90 (basic) and $0.89 (diluted) per common share, for the second quarter of fiscal 2003, compared to approximately $4.8 million, or $0.52 per common share (basic and diluted), for the second quarter of fiscal 2002. Net income was approximately $9.9 million, or $1.08 (basic) and $1.07 (diluted) per common share, for the first twenty-six weeks of fiscal 2003, compared to approximately $5.9 million, or $0.64 per common share (basic and diluted), for the first twenty-six weeks of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the second quarter of fiscal 2003, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and a long-term financing arrangement entered into in 1995 (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately $18.9 million for the first twenty-six weeks of fiscal 2003 compared to approximately $20.6 million for the first twenty-six weeks of fiscal 2002. The slight decrease in cash provided by operating activities for the first twenty-six weeks of fiscal 2003 when compared to the first twenty-six weeks of fiscal 2002 was due primarily to (i) purchasing a greater quantity of almonds, and (ii) an increase in the purchase price of pecans. The increases in almond purchases and pecan prices were partially offset by higher net income in fiscal 2003 and decreases in peanut purchases due to a smaller domestic peanut crop in fiscal 2003. During the first twenty-six weeks of fiscal 2003, the Company spent approximately $5.0 million on capital expenditures, compared to approximately $2.8 million for the first twenty-six weeks of fiscal 2002. This increase was due primarily to the expansion of processing capacities and capabilities at the Company's Gustine, California facility. During the first twenty-six weeks of fiscal 2003, the Company repaid approximately $3.4 million of long-term debt, the same as the amount repaid for the first twenty-six weeks of fiscal 2002.

The Bank Credit Facility is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $62.3 million, in the aggregate, and matures on May 31, 2003, and (ii) a letter of credit of approximately $7.7 million to secure industrial development bonds, which matures on June 1, 2006. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 2.89% at December 26, 2002) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate. The Company expects to enter into a new credit facility when the Bank Credit Facility matures on May 31, 2003. As of December 26, 2002, the Company had approximately $46.8 million of available credit under the Bank Credit Facility.

As of December 26, 2002, the total principal amount outstanding under the Long-Term Financing Facility was approximately $8.3 million of the original amount borrowed of $35.0 million. Of the remaining balance of approximately $8.3 million, approximately $5.0 million bears interest at rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $1.3 million, with the final installment due on August 15, 2004. The remaining approximately $3.3 million of this indebtedness bears interest at a rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $0.5 million, with the final installment due on May 15, 2006.

As of December 26, 2002, the total principal amount outstanding under the Additional Long-Term Financing was approximately $19.3 million of the original amount borrowed of $25.0 million. Of the remaining balance of approximately $19.3 million, approximately $4.3 million bears interest at a rate of 8.3% per annum payable semiannually, and requires equal annual principal installments of approximately $1.4 million, with the final installment due on September 1, 2005. The remaining $15.0 million of this indebtedness (which is subordinated to the Company's other financing facilities) bears interest at a rate of 9.38% per annum payable semiannually, and requires equal annual principal installments of $5.0 million, with the final installment due on September 1, 2005.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company's annual capital expenditures; and (iii) require that Jasper
B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million and prohibits the Company from redeeming shares of capital stock. As of December 26, 2002, the Company was in compliance with all restrictive covenants under its financing facilities. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will become effective in the third quarter of fiscal 2003. The adoption of SFAS 146 is not expected to have a material impact on the Company's cash flows, financial position or results of operations.

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 requires a guarantor to include disclosure of certain obligations and, if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company. The Company adopted the disclosure requirements of Interpretation 45 effective December 2002.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends certain provisions of SFAS 123 and is effective for fiscal years ending after December 15, 2002. The Company is currently assessing the impact, if any, of SFAS 148.


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


FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------
 (a) 2002 Farm Bill
 ------------------
The Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") terminated the federal peanut quota program beginning with the 2002 crop year. The 2002 Farm Bill replaces the federal peanut quota program with a fixed, decoupled payment system through the 2011 crop year. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price. The termination of the federal peanut quota program has resulted in a decrease in the Company's cost for peanuts. At this time, it is uncertain the extent to which these cost savings will result in lower selling prices. Selling prices have not been adversely affected in a material manner during the first twenty-six weeks of fiscal 2003. Although the Company has successfully operated in a market shaped by the federal peanut quota program for many years, the Company believes that it will successfully adapt to a market without a quota program.
However, the Company has no experience in operating in such a peanut market, and no assurances can be given that the elimination of the federal peanut quota program will not adversely affect the Company's
business.    While the Company believes that its ability to use its raw peanut inventories in its own processing operations gives it greater protection against these changes than is possessed by certain competitors whose operations are limited to either shelling or processing, no assurances can be given that the elimination of the federal peanut quota program will not adversely affect the Company's business.

 (b) Availability of Raw Materials and Market Price Fluctuations
 ---------------------------------------------------------------
The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans and other nuts are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the United States Department of Agriculture ("USDA") or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. Shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company's inventories and the Company's profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See "General" .

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


PART II.  OTHER INFORMATION
---------------------------

Item 4 -- Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
The Company's 2002 Annual Meeting of Stockholders was held on October 30, 2002 for the purpose of (i) electing those directors entitled to be elected by the holders of the Company's Class A Common Stock, (ii) electing those directors entitled to be elected by the holders of the Company's Common Stock, (iii) ratifying the action of the Company's Board of Directors in appointing PricewaterhouseCoopers LLP as independent accountants for fiscal 2003, and (iv) transacting such other business properly brought before the meeting. The meeting proceeded and
(i) the holders of Class A Common Stock elected Jasper B. Sanfilippo, Mathias A. Valentine, Michael J. Valentine, Jeffrey T. Sanfilippo and Timothy R. Donovan to serve on the Company's Board of Directors by a unanimous vote of 3,687,426 votes cast for, representing 100% of the then outstanding shares of Class A Common Stock, (ii) the holders of Common Stock elected John W. A. Buyers and Governor Jim R. Edgar by a vote of 5,150,689 votes cast for and 46,071 votes withheld, and (iii) the holders of Class A Common Stock and Common Stock ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal 2003 by a total of 42,056,636 votes cast for ratification, 12,611 votes against ratification and 1,773 abstentions.

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
 (a) The exhibits filed herewith are listed in the exhibit index that follows the certifications page and immediately precedes the exhibits filed.

 (b) Reports on Form 8-K:  None filed during the quarter ended
      December 26, 2002.


                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         JOHN B. SANFILIPPO & SON, INC.

Date: February 6, 2003                   By:  /s/ Michael J. Valentine
                                              ------------------------
                                              Michael J. Valentine
                                              Executive Vice President
                                              Finance, Chief Financial
                                              Officer and Secretary



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


Date: February 6, 2003

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


Date: February 6, 2003
                                       /s/ Michael J. Valentine
                                       ------------------------
                                       Michael J. Valentine
                                       Executive Vice President Finance,
                                       Chief Financial Officer and
                                       Secretary


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

  3.2     Certificate of Correction to Restated Certificate(2)

  3.3     Bylaws of Registrant(1)

  4.1     Specimen Common Stock Certificate(3)

  4.2     Specimen Class A Common Stock Certificate(3)

  4.3 Second Amended and Restated Note Agreement by and between the Registrant and The Prudential Insurance Company of America ("Prudential") dated January 24, 1997 (the "Long-Term Financing Facility")(17)

  4.4 7.87% Series A Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

  4.5 8.22% Series B Senior Note dated September 29, 1992 in the original principal amount of $6.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

  4.6 8.22% Series C Senior Note dated September 29, 1992 in the original principal amount of $4.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(5)

  4.7 8.33% Series D Senior Note dated January 15, 1993 in the original principal amount of $3.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(6)

  4.8 6.49% Series E Senior Note dated September 15, 1993 in the original principal amount of $8.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(9)

  4.9 8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $8.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(10)

  4.10 8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $2.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(10)

  4.11 Amended and Restated Guaranty Agreement dated as of October 19, 1993 by Sunshine Nut Co., Inc. ("Sunshine") in favor of
          Prudential(8)

  4.12 Amendment to the Second Amended and Restated Note Agreement dated May 21, 1997 by and among Prudential, Sunshine and the Registrant(18)

  4.13 Amendment to the Second Amended and Restated Note Agreement dated March 31, 1998 by and among Prudential, the Registrant, Sunshine, and Quantz Acquisition Co., Inc. ("Quantz")(19)

  4.14 Guaranty Agreement dated as of March 31, 1998 by JBS International, Inc. ("JBSI") in favor of Prudential(19)

  4.15 Amendment and Waiver to the Second Amended and Restated Note Agreement dated February 5, 1999 by and among Prudential, the Registrant, Sunshine, JBSI and Quantz(22)

  4.16 Note Purchase Agreement dated as of August 30, 1995 between the Registrant and Teachers Insurance and Annuity Association of America ("Teachers")(14)

  4.17 8.30% Senior Note due 2005 in the original principal amount of $10.0 million dated September 12, 1995 and executed by the Registrant in favor of Teachers(14)

  4.18 9.38% Senior Subordinated Note due 2005 in the original principal amount of $15.0 million dated September 12, 1995 and executed by the Registrant in favor of Teachers(14)

  4.19 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Notes)(14)

  4.20 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Subordinated Notes)(14)

  4.21 Amendment, Consent and Waiver dated as of March 27, 1996 by and among Teachers, Sunshine and the Registrant(16)

  4.22 Amendment No. 2 to Note Purchase Agreement dated as of January 24, 1997 by and among Teachers, Sunshine and the Registrant(17)

  4.23 Amendment to Note Purchase Agreement dated May 19, 1997 by and among Teachers, Sunshine and the Registrant(19)

  4.24 Amendment No. 3 to Note Purchase Agreement dated as of March 31, 1998 by and among Teachers, Sunshine, Quantz and the Registrant(19)

  4.25 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Notes)(19)

  4.26 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Subordinated Notes)(19)

  4.27 Amendment and Waiver to Note Purchase Agreement dated February 5, 1999 by and among Teachers, Sunshine, Quantz, JBSI and the Registrant(22)

  4.28 Amendment and Waiver to Note Purchase Agreement dated October 26, 1999 between Teachers and the Registrant(23)

 10.1 Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

 10.2 Industrial Building Lease (the "Touhy Avenue Lease") dated November 1, 1985 between Registrant and LaSalle National Bank ("LNB"), as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(11)

 10.3     First Amendment to the Touhy Avenue Lease dated June 1, 1987(11)

 10.4     Second Amendment to the Touhy Avenue Lease dated December
          14, 1990(11)

 10.5     Third Amendment to the Touhy Avenue Lease dated September 1, 1991(15)

 10.6 Mortgage, Assignment of Rents and Security Agreement made on September 29, 1992 by LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk Grove Village, Illinois(5)

 10.7 Industrial Building Lease dated June 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated February 7, 1979 and known as Trust No. 100628(1)

 10.8 First Amendment to Industrial Building Lease dated September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(5)

 10.9 Second Amendment to Industrial Building Lease dated March 3, 1995 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

 10.10 Third Amendment to Industrial Building Lease dated August 15, 1998 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(20)

 10.11 Ground Lease dated January 1, 1995 between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(12)

 10.12 Party Wall Agreement dated March 3, 1995 between the Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628, and the Arthur/Busse Limited Partnership(12)

 10.13 Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

 10.14 Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

 10.15    The Registrant's 1991 Stock Option Plan(1)

 10.16    First Amendment to the Registrant's 1991 Stock Option Plan(4)

 10.17 John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, and Collateral Assignment from John E. Sanfilippo as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated
          September 23, 1990, as assignor, to Registrant, as assignee(7)

 10.18 John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, Mathias Valentine, Mary Valentine and Registrant, and Collateral Assignment from Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, as assignor, and Registrant, as assignee(7)

 10.19 Outsource Agreement between the Registrant and Preferred Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT REQUESTED](12)

 10.20 Letter Agreement between the Registrant and Preferred Products, Inc. dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](12)

 10.21    The Registrant's 1995 Equity Incentive Plan(13)

 10.22 Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(15)

 10.23 First Mortgage and Security Agreement (the "ILIC Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995 and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois(15)

 10.24 Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(15)

 10.25 Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(15)

 10.26 Credit Agreement dated as of March 31, 1998 among the Registrant, Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA"), and LNB(19)

 10.27 Revolving Credit Note in the principal amount of $35.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of USB, dated as of March 31, 1998(19)

 10.28 Revolving Credit Note in the principal amount of $15.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of KNA, dated as of March 31, 1998(19)

 10.29 Revolving Credit Note in the principal amount of $20.0 million executed by the Registrant, Sunshine, Quantz and JBSI in favor of LSB, dated as of March 31, 1998(19)

 10.30    The Registrant's 1998 Equity Incentive Plan(21)

 10.31    First Amendment to the Registrant's 1998 Equity Incentive Plan(25)

 10.32 Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A. (replacing KNA)(24)

 10.33 Third Amendment to Credit Agreement dated May 20, 2002 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A. (replacing KNA)(26)

 11       Not applicable

 15       Not applicable

 18       Not applicable

 19       Not applicable

 22-24    Not applicable

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

 (14) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 12, 1995 (Commission File No. 0-19681).

 (15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 28, 1995 (Commission file No. 0-19681).

 (16) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission file No. 0-19681).

 (17) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission file No. 0-19681).

 (18) Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 21, 1997 (Commission file No. 0-19681).

 (19) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended March 26, 1998 (Commission file No. 0-19681).

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

 (24) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 2000 (Commission file No. 0-19681).

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