Form 10-Q
period 2003-03-27
SANFILIPPO JOHN B & SON INC
filed 2003-05-08
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                      ----------------------------------

                                 FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

            For the quarterly period ended March 27, 2003

[   ]	Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

        For the transition period from            to
                                       ----------    ----------

                      Commission file number 0-19681

                      JOHN B. SANFILIPPO & SON, INC.
	(Exact Name of Registrant as Specified in its Charter)

        Delaware                                              36-2419677
        --------------------------------          ----------------------
        (State or Other Jurisdiction            	(I.R.S. Employer
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

  As of May 8, 2003, 5,588,689 shares of the Registrant's Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 3,667,426 shares of the Registrant's Class A Common Stock, $0.01 par value per share, were outstanding.





                        JOHN B. SANFILIPPO & SON, INC.
                        ------------------------------
                             INDEX TO FORM 10-Q
                             ------------------

PART I.  FINANCIAL INFORMATION                                     PAGE NO.
------------------------------                                     --------
Item 1 -- Consolidated Financial Statements (Unaudited):
--------------------------------------------------------
Consolidated Statements of Operations for the quarters
 and thirty-nine weeks ended March 27, 2003
 and March 28, 2002                                                     3

Consolidated Balance Sheets as of March 27, 2003
 and June 27, 2002                                                      4

Consolidated Statements of Cash Flows for the thirty-nine
 weeks ended March 27, 2003 and March 28, 2002                          5

Notes to Consolidated Financial Statements                              6

Item 2 -- Management's Discussion and Analysis of
 Financial Condition and Results of Operations                         10
-------------------------------------------------

Item 3 -- Quantitative and Qualitative Disclosures
 About Market Risk                                                     16
--------------------------------------------------

Item 4 -- Controls and Procedures                                      16
---------------------------------

PART II.  OTHER INFORMATION
---------------------------

Item 6 -- Exhibits and Reports on Form 8-K                             17

SIGNATURE                                                              18
---------

CERTIFICATIONS                                                         19
--------------

EXHIBIT INDEX                                                          21
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



                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1 -- Financial Statements (Unaudited)
------------------------------------------

                        JOHN B. SANFILIPPO & SON, INC.
                        ------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                               (Unaudited)
              (Dollars in thousands, except earnings per share)


                                         For the Quarter Ended          For the Thirty-nine Weeks Ended
                                    -------------------------------     -------------------------------
                                    March 27, 2003   March 28, 2002     March 27, 2003   March 28, 2002
                                    --------------   --------------     --------------   --------------
Net sales                                 $84,284          $67,114           $311,589         $264,628
Cost of sales                              71,212           58,481            264,917          227,472
                                         --------         --------           --------         --------
Gross profit                               13,072            8,633             46,672           37,156
                                         --------         --------           --------         --------
Selling expenses                            5,750            4,650             16,432           16,118
Administrative expenses                     3,670            2,251              8,287            6,817
                                         --------         --------           --------         --------
                                            9,420            6,901             24,719           22,935
                                         --------         --------           --------         --------
Income from operations                      3,652            1,732             21,953           14,221
                                         --------         --------           --------         --------
Other income (expense):
 Interest expense                          (1,192)          (1,389)            (3,474)          (4,423)
 Rental income                                118              100                362              392
 Miscellaneous                                  1                3                  2               10
                                         --------         --------           --------         --------
                                           (1,073)          (1,286)            (3,110)          (4,021)
                                         --------         --------           --------         --------
Income before income taxes                  2,579              446             18,843           10,200
Income tax expense                          1,006              178              7,349            4,080
                                         --------         --------           --------         --------
Net income and comprehensive income       $ 1,573          $   268           $ 11,494         $  6,120
                                         ========         ========           ========         ========
Basic earnings per common share           $  0.17          $  0.03           $   1.25         $   0.67
                                         ========         ========           ========         ========
Diluted earnings per common share         $  0.17          $  0.03           $   1.24         $   0.67
                                         ========         ========           ========         ========


The accompanying notes are an integral part of these financial statements


                        JOHN B. SANFILIPPO & SON, INC.
                        ------------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars in thousands)


                                               (Unaudited)
                                               -----------
                                             March 27, 2003    June 27, 2002
                                             --------------    -------------
ASSETS
------
CURRENT ASSETS:
  Cash                                             $    993         $  1,272
  Accounts receivable, less allowances
   of $2,080 and $1,393, respectively                28,164           24,133
  Inventories                                       135,173           99,485
  Deferred income taxes                                 861              861
  Prepaid expenses and other current assets           2,125            3,032
                                                   --------         --------
TOTAL CURRENT ASSETS                                167,316          128,783
                                                   --------         --------
PROPERTIES:
  Buildings                                          61,707           60,348
  Machinery and equipment                            89,195           84,420
  Furniture and leasehold improvements                5,385            5,399
  Vehicles                                            3,164            3,684
                                                   --------         --------
                                                    159,451          153,851
  Less: Accumulated depreciation                     93,804           88,252
                                                   --------         --------
                                                     65,647           65,599
  Land                                                1,863            1,863
                                                   --------         --------
TOTAL PROPERTIES                                     67,510           67,462
                                                   --------         --------
OTHER ASSETS:
  Goodwill and other intangibles                      4,476            4,796
  Miscellaneous                                       5,028            5,774
                                                   --------         --------
TOTAL OTHER ASSETS                                    9,504           10,570
                                                   --------         --------
TOTAL ASSETS                                       $244,330         $206,815
                                                   ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable                                    $ 44,256         $ 23,519
  Current maturities of long-term debt               10,737            5,683
  Accounts payable                                   19,960           17,741
  Drafts payable                                      8,037            4,049
  Accrued expenses                                   12,567           10,098
  Income taxes payable                                1,122              298
                                                   --------         --------
TOTAL CURRENT LIABILITIES                            96,679           61,388
                                                   --------         --------
LONG-TERM DEBT                                       30,700           40,421
                                                   --------         --------
LONG-TERM DEFERRED INCOME TAXES                       2,946            2,946
                                                   --------         --------
STOCKHOLDERS' EQUITY
  Class A Common Stock, convertible to Common
   Stock on a per share basis, cumulative voting
   rights of ten votes per share, $.01 par value;
   10,000,000 shares authorized, 3,667,426 and
   3,687,426 issued and outstanding, respectively        37               37
  Common Stock, non-cumulative voting rights
   of one vote per share, $.01 par value;
   10,000,000 shares authorized, 5,687,789 and
   5,583,939 shares issued and outstanding,
   respectively                                          57               56
  Capital in excess of par value                     57,669           57,219
  Retained earnings                                  57,446           45,952
  Treasury stock, at cost; 117,900 shares            (1,204)          (1,204)
                                                   --------         --------
TOTAL STOCKHOLDERS' EQUITY                          114,005          102,060
                                                   --------         --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $244,330         $206,815
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

                                                For the Thirty-nine Weeks Ended
                                                -------------------------------
                                                March 27, 2003   March 28, 2002
                                                --------------   --------------

Cash flows from operating activities:
 Net income                                         $ 11,494         $  6,120
 Adjustments:
  Depreciation and amortization                        8,136            7,964
  Gain on disposition of properties                       (5)             (33)
  Change in current assets and current
   liabilities:
    Accounts receivable, net                          (4,031)           1,835
    Inventories                                      (35,688)         (15,510)
    Prepaid expenses and other current assets            907           (2,074)
    Accounts payable                                   2,219            7,003
    Drafts payable                                     3,988              648
    Accrued expenses                                   2,469            2,922
    Income taxes receivable/payable                      824            1,940
  Other                                                 (916)          (2,597)
                                                    --------         --------
  Net cash (used in) provided by
   operating activities                              (10,603)           8,218
                                                    --------         --------
Cash flows from investing activities:
 Acquisition of properties                            (6,217)          (3,668)
 Proceeds from disposition of properties                  20               64
                                                    --------         --------
 Net cash used in investing activities                (6,197)          (3,604)
                                                    --------         --------
Cash flows from financing activities:
 Net borrowings on notes payable                      20,737             (151)
 Principal payments on long-term debt                 (4,667)          (4,661)
 Issuance of Common Stock                                451               --
                                                    --------         --------
 Net cash provided by (used in)
  financing activities                                16,521           (4,812)
                                                    --------         --------
 Net decrease in cash                                   (279)            (198)
Cash:
 Beginning of period                                   1,272            1,098
                                                    --------         --------
 End of period                                      $    993         $    900
                                                    ========         ========
Supplemental disclosures:
 Interest paid                                      $  3,749         $  4,762
 Income taxes paid                                     6,580            2,187



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

Note 2 -- Inventories
---------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:


                                        March 27,       June 27,
                                            2003           2002
                                        ---------       --------
   Raw material and supplies             $ 64,060        $45,229
   Work-in-process and finished goods      71,113         54,256
                                         --------        -------
                                         $135,173        $99,485
                                         ========        =======


Note 3 -- Earnings Per Common Share
-----------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:


                                    For the Quarter Ended March 27, 2003
                                   -------------------------------------
                                     Income        Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                            $1,573
Basic Earnings Per Common Share
  Income available to common
   stockholders                       $1,573      9,182,250       $0.17
                                                                  =====
Effect of Dilutive Securities
  Stock options                                     187,993
Diluted Earnings Per Common Share
  Income available to common
   stockholders                       $1,573      9,370,243       $0.17
                                      ======      =========       =====


                                    For the Quarter Ended March 28, 2002
                                   -------------------------------------
                                     Income        Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                              $268
Basic Earnings Per Common Share
  Income available to common
   stockholders                         $268      9,149,915       $0.03
                                                                  =====
Effect of Dilutive Securities
  Stock options                                      41,235
Diluted Earnings Per Common Share
  Income available to common
   stockholders                         $268      9,191,150       $0.03
                                        ====      =========       =====


                                      For the Thirty-nine Weeks Ended
                                               March 27, 2003
                                   -------------------------------------
                                     Income        Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                           $11,494
Basic Earnings Per Common Share
  Income available to common
   stockholders                      $11,494      9,163,133       $1.25
                                                                  =====
Effect of Dilutive Securities
  Stock options                                     120,070
Diluted Earnings Per Common Share
  Income available to common
   stockholders                      $11,494      9,283,203       $1.24
                                     =======      =========       =====


                                      For the Thirty-nine Weeks Ended
                                               March 28, 2002
                                   -------------------------------------
                                     Income        Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                            $6,120
Basic Earnings Per Common Share
  Income available to common
   stockholders                       $6,120      9,149,229       $0.67
                                                                  =====
Effect of Dilutive Securities
  Stock options                                      40,916
Diluted Earnings Per Common Share
  Income available to common
   stockholders                       $6,120      9,190,145       $0.67
                                      ======      =========       =====

The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:


                                                            Weighted-Average
                                         Number of Options   Exercise Price
                                         -----------------  ----------------
Quarter Ended March 27, 2003                  25,400              $13.75
Quarter Ended March 28, 2002                 158,463              $ 9.05
Thirty-nine Weeks Ended March 27, 2003        68,888              $10.38
Thirty-nine Weeks Ended March 28, 2002       221,675              $10.07

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

The following table details goodwill and other intangible assets as of March 27, 2003:

                                         March 27, 2003
                            --------------------------------------------
                            Gross Carrying   Accumulated    Net Carrying
                                Amount       Amortization       Amount
                            --------------   ------------   ------------
Goodwill                         $2,504          $1,262         $1,242
Finite-lived amortized
 intangible assets                6,368           3,134          3,234
                                 ------          ------         ------
Total                            $8,872          $4,396         $4,476
                                 ======          ======         ======

As required under SFAS 142, the results for the second quarter and first thirty-nine weeks of fiscal 2002 have not been restated. The tables below present the effect on net income and earnings per share as if SFAS 142 had been in effect for the first thirty-nine weeks of fiscal 2002:

                                                   Quarter Ended
                                           ------------------------------
                                            March 27,         March 28,
                                                2003              2002
                                           ------------      ------------
Reported net income                            $1,573             $ 268
Add back:
  Goodwill amortization (net of tax)               --                19
                                               ------             -----
Adjusted net income                            $1,573             $ 287
                                               ======             =====
Basic and diluted earnings per share:
 Reported and adjusted net earnings
  per share (basic)                            $ 0.17             $0.03
                                               ======             =====
 Reported and adjusted net earnings
  per share (diluted)                          $ 0.17             $0.03
                                               ======             =====

                                              Thirty-nine Weeks Ended
                                           ------------------------------
                                            March 27,         March 28,
                                                2003              2002
                                           ------------      ------------
Reported net income                           $11,494            $6,120
Add back:
  Goodwill amortization (net of tax)               --                57
                                              -------            ------
Adjusted net income                           $11,494            $6,177
                                              =======            ======
Basic and diluted earnings per share:
 Reported net earnings
  per share (basic)                           $  1.25            $ 0.67
                                              =======            ======
 Adjusted net earnings
  per share (basic)                           $  1.25            $ 0.68
                                              =======            ======
 Reported and adjusted net earnings
  per share (diluted)                         $  1.24            $ 0.67
                                              =======            ======


Note 5 -- Stock Option Plans
----------------------------
The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans with the alternative method of SFAS 123, "Accounting for Stock-Based Compensation", the effect on the Company's net income for the quarters and thirty-nine weeks ended March 27, 2003 and March 28, 2002 would not have been significant.

Note 6 -- Other Recent Accounting Pronouncements
------------------------------------------------
In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 became effective in the third quarter of fiscal 2003. The adoption of SFAS 146 had no impact on the Company's cash flows, financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective during the first quarter of fiscal 2004. The Company is currently assessing the impact, if any of FIN 46.

Note 7 -- Management's Statement
--------------------------------
The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The data presented on the balance sheet for the fiscal year ended June 27, 2002 were derived from audited financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K for the year ended June 27, 2002.



Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

General
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At March 27, 2003, the Company's inventories totaled approximately $135.2 million compared to approximately $99.5 million at June 27, 2002, and approximately $114.1 million at March 28, 2002. The increase in inventories at March 27, 2003 when compared to June 27, 2002 is due to the majority of nut purchases occurring during the second and third quarters of the Company's fiscal year. The increase in inventories at March 27, 2003 when compared to March 28, 2002 is primarily due to (i) an increase in finished goods to support the increase in sales volume, (ii) an increase in the quantity of almonds on hand due to higher purchases during the first thirty-nine weeks of fiscal 2003 than the first thirty-nine weeks of fiscal 2002, and (iii) an increase in the purchase price of pecans. These increases in inventories were partially offset by decreases in inshell peanuts on hand due to a smaller domestic crop in fiscal 2003. See "Factors That May Affect Future Results" - "2002 Farm Bill" and "Availability of Raw Materials and Market Price Fluctuations."

The Company's fiscal year ends on the last Thursday of June each year, and references herein to "fiscal" years are to the fiscal years ended in the indicated calendar year (for example, "fiscal 2003" refers to the Company's fiscal year ending June 26, 2003). The Company's fiscal year typically consists of fifty-two weeks (four thirteen week quarters).

Results of Operations
---------------------
Net Sales. Net sales increased from approximately $67.1 million for the third quarter of fiscal 2002 to approximately $84.3 million for the third quarter of fiscal 2003, an increase of approximately $17.2 million, or 25.6%. Net sales for the first thirty-nine weeks of fiscal 2003 were approximately $311.6 million, an increase of approximately $47.0 million, or 17.7%, over the net sales of approximately $264.6 million for the first thirty-nine weeks of fiscal 2002. The increase in net sales, for both the quarterly and thirty-nine week periods, was due primarily to higher unit volume sales to the Company's retail, export and industrial customers. The increase in net sales to retail customers was due primarily to an increase in private label business through the addition of new customers and the expansion of business to existing customers. The increase in net sales to export customers is due primarily to higher almond sales to the Asian market. The increase in sales to industrial customers is due primarily to the increased usage of nuts as ingredients in food products. The Company believes that a portion of the overall increase in net sales is attributable to the growing awareness of the health benefits of nuts in the daily diet.

The following table shows a quarterly and thirty-nine week comparison of sales by distribution channel, as a percentage of total sales:


                              Third Quarter Ended            Thirty-nine Weeks Ended
                        ------------------- -----------   -------------------------------
Distribution Channel    March 27, 2003   March 28, 2002   March 27, 2003   March 28, 2002
--------------------    --------------   --------------   --------------   --------------
Consumer                       50.6%            49.5%            57.6%            57.5%
Industrial                     25.2             24.0             20.2             20.6
Food Service                    9.6             11.9              8.2             10.7
Contract Packaging              6.0              8.8              6.0              6.2
Export                          8.6              5.8              8.0              5.0
                              -----            -----            -----            -----
Total                         100.0%           100.0%           100.0%           100.0%
                              =====            =====            =====            =====



The following table shows a quarterly and thirty-nine week comparison of sales by product type, as a percentage of total sales:

                              Third Quarter Ended            Thirty-nine Weeks Ended
                        -------------------------------   -------------------------------
Product Type            March 27, 2003   March 28, 2002   March 27, 2003   March 28, 2002
--------------------    --------------   --------------   --------------   --------------
Peanuts                        28.8%            33.2%            25.6%            28.4%
Pecans                         16.5             14.9             19.6             21.0
Cashews & Mixed Nuts           24.5             23.2             24.0             21.8
Walnuts                         8.5             10.5             12.0             12.6
Almonds                        12.3             10.9              9.5              7.5
Other                           9.4              7.3              9.3              8.7
                              -----            -----            -----            -----
Total                         100.0%           100.0%           100.0%           100.0%
                              =====            =====            =====            =====


Gross Profit. Gross profit for the third quarter of fiscal 2003 increased approximately 51.4% to approximately $13.1 million from approximately $8.6 million for the third quarter of fiscal 2002. Gross profit margin increased from approximately 12.9% for the third quarter of fiscal 2002 to approximately 15.5% for the third quarter of fiscal 2003. Gross profit for the first thirty-nine weeks of fiscal 2003 increased approximately 25.6% to approximately $46.7 million from approximately $37.2 million for the first thirty-nine weeks of fiscal 2002. Gross profit margin increased from approximately 14.0% for the first thirty-nine weeks of fiscal 2002 to approximately 15.0% for the first thirty-nine weeks of fiscal 2003. The increase in gross profit margin, for both the quarterly and thirty-nine week periods, was due primarily to: (i) the increase in unit volume as certain costs of sales are of a fixed nature, (ii) changes in the sales mix, and (iii) generally lower commodity costs, especially for peanuts.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales increased from approximately 10.3% for the third quarter of fiscal 2002 to approximately 11.2% for the third quarter of fiscal 2003. For the first thirty-nine weeks of fiscal 2003, selling and administrative expenses as a percentage of net sales decreased to approximately 7.9% compared to approximately 8.7% for the first thirty-nine weeks of fiscal 2002. Selling expenses as a percentage of net sales decreased slightly from approximately 6.9% for the third quarter of fiscal 2002 to approximately 6.8% for the third quarter of fiscal 2003. Selling expenses as a percentage of net sales decreased from approximately 6.1% for the first thirty-nine weeks of fiscal 2002 to approximately 5.3% for the first thirty-nine weeks of fiscal 2003. This decrease, for both the quarterly and thirty-nine week periods, was due primarily to: (i) continuous efforts to control expenses and (ii) the fixed nature of certain of these expenses relative to a larger revenue base. Administrative expenses as a percentage of net sales increased from approximately 3.4% for the third quarter of fiscal 2002 to approximately 4.4% for the third quarter of fiscal 2003. Administrative expenses as a percentage of net sales increased from approximately 2.6% for the first thirty-nine weeks of fiscal 2002 to approximately 2.7% for the first thirty-nine weeks of fiscal 2003. This increase, for both the quarterly and thirty-nine week periods, was due primarily to: (i) higher employee incentive compensation due to the Company's improved operating results in fiscal 2003, and (ii) reserves for litigation expenses established during the third quarter of fiscal 2003.

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $1.7 million, or 2.6% of net sales, for the third quarter of fiscal 2002, to approximately $3.7 million, or 4.3% of net sales, for the third quarter of fiscal 2003. Income from operations increased from approximately $14.2 million, or 5.4% of net sales, for the first thirty-nine weeks of fiscal 2002, to approximately $22.0 million, or 7.0% of net sales, for the first thirty-nine weeks of fiscal 2003.

Interest Expense. Interest expense decreased from approximately $1.4 million for the third quarter of fiscal 2002 to approximately $1.2 million for the third quarter of fiscal 2003. For the first thirty-nine weeks of fiscal 2003, interest expense decreased to approximately $3.5 million from approximately $4.4 million for the first thirty-nine weeks of fiscal 2002. The decrease in interest expense, for both the quarterly and thirty-nine week periods, was due primarily to: (i) lower average levels of borrowings, and (ii) lower interest rates associated with the Bank Credit Facility, as defined below.

Income Taxes. Income tax expense was approximately $1.0 million, or 39.0% of income before income taxes for the third quarter of fiscal 2003 compared to approximately $0.2 million, or 40.0% of income before income taxes, for the third quarter of fiscal 2002. Income tax expense was approximately $7.3 million, or 39.0% of income before income taxes for the first thirty-nine weeks of fiscal 2003 compared to approximately $4.1 million, or 40.0% of income before income taxes, for the first thirty-nine weeks of fiscal 2002.

Net Income. Net income was approximately $1.6 million, or $0.17 per common share (basic and diluted), for the third quarter of fiscal 2003, compared to approximately $0.3 million, or $0.03 per common share (basic and diluted), for the third quarter of fiscal 2002. Net income was approximately $11.5 million, or $1.25 (basic) and $1.24 (diluted) per common share, for the first thirty-nine weeks of fiscal 2003, compared to approximately $6.1 million, or $0.67 per common share (basic and diluted), for the first thirty-nine weeks of fiscal 2002.

Liquidity and Capital Resources
-------------------------------
During the third quarter of fiscal 2003, the Company continued to finance its activities through a bank credit facility (the "Bank Credit Facility"), a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and a long-term financing arrangement entered into in 1995 (the "Additional Long-Term Financing").

Net cash used in operating activities was approximately $10.6 million for the first thirty-nine weeks of fiscal 2003 compared to net cash provided by operating activities of approximately $8.2 million for the first thirty-nine weeks of fiscal 2002. The decrease in cash provided by operating activities for the first thirty-nine weeks of fiscal 2003 when compared to the first thirty-nine weeks of fiscal 2002 was due primarily to (i) purchasing a significantly greater quantity of almonds in fiscal 2003, and (ii) an increase in the purchase price of pecans in fiscal 2003. The increases in almond purchases and pecan prices were partially offset by higher net income in fiscal 2003 and decreases in peanut purchases due to a smaller domestic peanut crop in fiscal 2003. During the first thirty-nine weeks of fiscal 2003, the Company spent approximately $6.2 million on capital expenditures, compared to approximately $3.7 million for the first thirty-nine weeks of fiscal 2002. This increase was due primarily to the expansion of processing capacities and capabilities at the Company's Gustine, California facility. During the first thirty-nine weeks of fiscal 2003, the Company repaid approximately $4.7 million of long-term debt, the same as the amount repaid for the first thirty-nine weeks of fiscal 2002.

The Bank Credit Facility is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $62.3 million, in the aggregate, and matures on May 31, 2003, and (ii) a letter of credit of approximately $7.7 million to secure industrial development bonds, which matures on June 1, 2006. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 2.63% at March 27, 2003) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate. The Company expects to enter into a new credit facility when the Bank Credit Facility matures on May 31, 2003. As of March 27, 2003, the Company had approximately $15.2 million of available credit under the Bank Credit Facility.

As of March 27, 2003, the total principal amount outstanding under the Long-Term Financing Facility was approximately $7.2 million of the original amount borrowed of $35.0 million. Of the remaining balance of approximately $7.2 million, approximately $3.9 million bears interest at rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $1.3 million, with the final installment due on August 16, 2004. The remaining approximately $3.3 million of this indebtedness bears interest at a rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $0.5 million, with the final installment due on May 15, 2006.

As of March 27, 2003, the total principal amount outstanding under the Additional Long-Term Financing was approximately $19.3 million of the original amount borrowed of $25.0 million. Of the remaining balance of approximately $19.3 million, approximately $4.3 million bears interest at a rate of 8.3% per annum payable semiannually, and requires equal annual principal installments of approximately $1.4 million, with the final installment due on September 1, 2005. The remaining $15.0 million of this indebtedness (which is subordinated to the Company's other financing facilities) bears interest at a rate of 9.38% per annum payable semiannually, and requires equal annual principal installments of $5.0 million, with the final installment due on September 1, 2005.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company's annual capital expenditures; and (iii) require that Jasper
B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million and prohibits the Company from redeeming shares of capital stock. As of March 27, 2003, the Company was in compliance with all restrictive covenants under its financing facilities. The Company expects to enter into an amendment to, among other things, extend the Bank Credit Facility beyond May 31, 2003 and believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future.

Recent Accounting Pronouncements
--------------------------------
In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 became effective in the third quarter of fiscal 2003. The adoption of SFAS 146 had no impact on the Company's cash flows, financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective during the first quarter of fiscal 2004. The Company is currently assessing the impact, if any of FIN 46.

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

Factors That May Affect Future Results
--------------------------------------
  (a) 2002 Farm Bill
  ------------------
The Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") terminated the federal peanut quota program beginning with the 2002 crop year. The 2002 Farm Bill replaced the federal peanut quota program with a fixed, decoupled payment system through the 2011 crop year. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price. The termination of the federal peanut quota program has resulted in a decrease in the Company's cost for peanuts. Selling prices have not been adversely affected in a material manner during the first thirty-nine weeks of fiscal 2003. Thus, the Company's gross profit and gross profit margin were favorably impacted in fiscal 2003 due to the termination of the federal peanut quota program. There are no assurances that selling prices for peanuts will not be adversely affected in the future or that the termination of the federal peanut quota program will not have an adverse effect on the Company's business.

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

  (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.


PART II.  OTHER INFORMATION
---------------------------

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
(a) The exhibits filed herewith are listed in the exhibit index that follows the certifications page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K:  None filed during the quarter ended March
     27, 2003.





                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          JOHN B. SANFILIPPO & SON, INC.


Date: May 8, 2003                         By:  /s/ Michael J. Valentine
                                               ------------------------
                                          Michael J. Valentine
                                          Executive Vice President Finance,
                                           Chief Financial Officer
                                           and Secretary



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


Date: May 8, 2003
                                         /s/ Jasper B. Sanfilippo
                                         ------------------------
                                         Jasper B. Sanfilippo
                                         Chairman of the Board
                                          and Chief Executive Officer



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


Date: May 8, 2003
                                         /s/ Michael J. Valentine
                                         ------------------------
                                         Michael J. Valentine
                                         Executive Vice President
                                          Finance, Chief Financial
                                          Officer and Secretary



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

 10.31    First Amendment to the Registrant's 1998 Equity Incentive Plan(25)

 10.32 Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A. (replacing KNA)(24)

 10.33 Third Amendment to Credit Agreement dated May 20, 2002 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A. (replacing KNA)(26)

 99.1 Certification of Jasper B. Sanfilippo pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

 99.2 Certification of Michael J. Valentine pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith



  (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

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