Form 10-K
period 2003-06-26
SANFILIPPO JOHN B & SON INC
filed 2003-09-15
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------
                                 FORM 10-K
       (Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                  For the fiscal year ended June 26, 2003
                                            -------------

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ].

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

  Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).  Yes [ ]   No [X].

  The aggregate market value of the voting Common Stock held by non-affiliates was $50,142,971 as of December 26, 2002 (5,111,414 shares at $9.81 per share).

  As of September 2, 2003, 5,777,764 shares of the Company's Common Stock, $.01 par value ("Common Stock"), including 117,900 treasury shares, and 3,667,426 shares of the Company's Class A Common Stock, $.01 par value ("Class A Stock"), were outstanding.

Documents Incorporated by Reference:
------------------------------------
Portions of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 29, 2003 are incorporated by reference into Part III of this Report.

                                 PART I
                                 ------
Item 1 -- Business
------------------
a. General Development of Business
----------------------------------
   (i)    Background
   -----------------
John B. Sanfilippo & Son, Inc. (the "Company" or "JBSS") was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the terms "Company" or "JBSS" refer collectively to John B. Sanfilippo & Son, Inc. and its wholly owned subsidiary, JBS International, Inc. References herein to fiscal 2003 are to the fiscal year ended June 26, 2003.
References herein to fiscal 2002 are to the fiscal year ended June 27, 2002. References herein to fiscal 2001 are to the fiscal year ended June 28, 2001.

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


b. Narrative Description of Business
------------------------------------
   (i)    General
   --------------
As stated above, the Company is a processor, packager, marketer and distributor of shelled and inshell nuts. The Company also markets and distributes, and, in most cases manufactures or processes, a diverse product line of food and snack items including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products.

   (ii)   Principal Products
   -------------------------
     (A)   Raw and Processed Nuts
     ----------------------------
The Company's principal products are raw and processed nuts. These products accounted for approximately 88.6%, 87.1% and 87.5% of the Company's gross sales for fiscal 2003, fiscal 2002 and fiscal
2001, respectively.   The nut product line includes peanuts,
almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. The Company's nut products are sold in numerous package styles and sizes, from poly-cellophane packages, composite cans, vacuum packed tins, plastic jars and glass jars for retail sales, to large cases and sacks for bulk sales to industrial, food service and government customers. In addition, the Company offers its nut products in a variety of different styles and seasonings, including natural (with skins), blanched (without skins), oil roasted, dry roasted, unsalted, honey roasted, butter toffee, praline and cinnamon toasted. The Company sells its products domestically to retailers and wholesalers as well as to industrial, food service and government customers. The Company also sells certain of its products to foreign customers in the retail, food service and industrial markets.

The Company acquires a substantial portion of its peanut, pecan, almond and walnut requirements directly from domestic growers.
The balance of the Company's raw nut supply is purchased from importers and domestic processors. In fiscal 2003, the majority of the Company's peanuts, pecans and walnuts were shelled at the Company's four shelling facilities, and the remaining portion was purchased shelled from processors and growers. See "Raw Materials and Supplies" and Item 2 -- "Properties -- Manufacturing Capability, Technology and Engineering" below.

     (B)   Peanut Butter
     -------------------
The Company manufactures and markets peanut butter in several sizes and varieties, including creamy, crunchy and natural. Peanut butter accounted for approximately 4.0%, 4.0% and 3.7% of the Company's gross sales for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

     (C)   Candy and Confections
     ---------------------------
The Company markets and distributes a wide assortment of candy and confections, including such items as wrapped hard candy, gummies, ju-ju's, brand name candies, chocolate peanut butter cups, peanut clusters, pecan patties and sugarless candies. Candy and confections accounted for approximately 1.7%, 2.6% and 2.9% of the Company's gross sales for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Most of these products are purchased from various candy manufacturers and sold to retailers in bulk or retail packages under private labels or the Evon's brand.

     (D)   Other Products
     --------------------
The Company also markets and distributes, and in many cases processes and manufactures, a wide assortment of other food and snack products. These products accounted for approximately 5.7%, 6.3% and 5.9% of the Company's gross sales for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. These other products include: natural snacks, trail mixes and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients (including chocolate chips, peanut butter chips, flaked coconut and chopped, diced, crushed and sliced nuts) sold to retailers, wholesalers, industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of corn snacks, sunflower seeds, party mixes, sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.

   (iii)  Customers
   ----------------
The Company sells products to approximately 3,500 retail, industrial, government and food service customers on a national level. Retailers of the Company's products include grocery chains, mass merchandisers and membership clubs. The Company markets many of its products directly to approximately 600 retail stores in Illinois and eight other states through its store-door delivery system discussed below. Wholesale grocery companies purchase products from the Company for resale to regional retail grocery chains and convenience stores.

The Company's industrial customers include bakeries, ice cream and candy manufacturers and other food and snack processors. Food service customers include hospitals, schools, universities, airlines, retail and wholesale restaurant businesses and national food service franchises. In addition, the Company packages and distributes products manufactured or processed by others. Sales to Wal-Mart Stores, Inc. accounted for approximately 17% and 16% of the Company's net sales for fiscal 2003 and fiscal 2002, respectively. No single customer accounted for more than 10% of the Company's net sales for fiscal 2001.

   (iv)   Sales, Marketing and Distribution
   ----------------------------------------
The Company markets its products through its own sales department and through a network of over 200 independent brokers and various independent distributors and suppliers. The Company's sales department of 58 employees includes 20 regional managers, 4 sales specialists and 4 telemarketers.

The Company's marketing and promotional campaigns include regional and national trade shows and limited newspaper advertisements, including coupons, done from time to time in cooperation with certain of the Company's retail customers. These programs were designed to bring new users and to increase consumption in the snack and baking nut categories. The Company also designs and manufactures point of purchase displays and bulk food dispensers for use by certain of its retail customers. These displays, and other shelving and pegboard displays purchased by the Company, are installed by Company personnel. The Company believes that controlling the type, style and format of display fixtures benefits the customer and ultimately the Company by presenting the Company's products in a consistent, attractive point of sale presentation. During fiscal 2003, the Company increased its promotion of the Fisher brand in the Chicago area through an integrated marketing campaign using multiple media outlets.

The Company distributes its products from its Illinois, Georgia, California, North Carolina and Texas production facilities and from public warehouse and distribution facilities located in various other states. The majority of the Company's products are shipped from the Company's production, warehouse and distribution facilities by contract and common carriers.

JBSS distributes its products to approximately 600 convenience stores, supermarkets and other retail customer locations through its store-door delivery system. Under this system, JBSS uses its own fleet of step-vans to market and distribute nuts, snacks and candy directly to retail customers on a store-by-store basis. Presently, the store-door delivery system consists of 22 route salespeople covering routes located in Illinois and other Midwestern states. District and regional route managers, as well as sales and marketing personnel operating out of JBSS's corporate offices, are responsible for monitoring and managing the route salespeople.

In the Chicago area, JBSS operates thrift stores at two of its production facilities and at four other retail stores. These stores sell bulk foods and other products produced by JBSS and by other vendors.

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

   (vi)   Raw Materials and Supplies
   ---------------------------------
The Company purchases nuts from domestic and foreign sources.
Most of the Company's peanuts are purchased from the southeastern United States and most of its walnuts and almonds are purchased from California. The Company purchases most of its pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. The availability of nuts is subject to market conditions and crop size fluctuations caused by weather conditions, plant diseases and other factors beyond the Company's control. These fluctuations can adversely impact the Company's profitability. For fiscal 2003, approximately 35% of the Company's nut purchases were from foreign sources.

The Company generally purchases and shells peanuts, pecans and walnuts rather than buying shelled nuts from shellers. Due, in part, to the seasonal nature of the industry, the Company maintains significant inventories of peanuts, pecans, walnuts and almonds at certain times of the year, especially in the second and third quarters of the Company's fiscal year. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of the Company's inventory and thus the Company's gross profit and gross profit margin. See "General", "Fiscal 2003 Compared to Fiscal 2002 -- Gross Profit" and "Fiscal 2002 Compared to Fiscal 2001 -- Gross Profit" under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company purchases supplies, such as roasting oils, seasonings, glass jars, plastic jars, labels, composite cans and other packaging materials from third parties. The Company sponsors a seed exchange program under which it provides peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock (i.e., peanuts at harvest). Approximately 80% of the farmer stock peanuts purchased by the Company in fiscal 2003 were grown from seed provided by the Company. The Company also contracts for the growing of a limited number of generations of peanut seeds to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing.

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

   (viii) Employees
   ----------------
As of June 26, 2003, the Company had approximately 1,640 active employees, including approximately 180 corporate staff employees and 1,460 production and distribution employees. The Company's labor requirements typically peak during the last quarter of the calendar year, at which time temporary labor is generally used to supplement the full-time work force.

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

   (xi)   2002 Farm Bill
   ---------------------
The Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") terminated the federal peanut quota program beginning with the 2002 crop year. The 2002 Farm Bill replaced the federal peanut quota program with a fixed payment system through the 2007 crop year that can be either coupled or decoupled. A coupled system is tied to the actual amount of production, while a decoupled system is not. The series of loans and subsidies established by the 2002 Farm Bill is similar to the systems used for other crops such as grains and cotton. To compensate farmers for the elimination of the peanut quota, the 2002 Farm Bill provides a buy-out at a specified rate for each pound of peanuts that had been in that farmer's quota under the prior program. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price.

The termination of the federal peanut quota program has resulted in a decrease in the Company's cost for peanuts. Selling prices have not been adversely affected in a material manner during fiscal 2003, resulting in a favorable impact on the Company's gross profit and gross profit margin. There are no assurances that selling prices for peanuts will not be adversely affected in the future or that the termination of the federal peanut quota program will not have an adverse effect on the Company's business

   (xii)  Operating Hazards and Uninsured Risks
   --------------------------------------------
The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. Although the Company maintains rigid quality control standards, inspects its products by visual examination, metal detectors or electronic monitors at various stages of its shelling and processing operations for all of its nut and other food products, permits the USDA to inspect all lots of peanuts shipped to and from the Company's production facilities, and complies with the Nutrition Labeling and Education Act by labeling each product that it sells with labels that disclose the nutritional value and content of each of the Company's products, no assurance can be given that some nut or other food products sold by the Company may not contain or develop harmful substances. The Company currently maintains product liability insurance of $1 million per occurrence and umbrella coverage of up to $50 million which management and the Company's insurance carriers believe to be adequate.


Item 2 -- Properties
--------------------
The Company presently owns or leases seven principal production facilities. Two of these facilities are located in Elk Grove Village, Illinois. The first Elk Grove Village facility, the Busse Road facility, serves as the Company's corporate headquarters and main production facility. The other Elk Grove Village facility is located on Arthur Avenue adjacent to the Busse Road facility. The remaining principal production facilities are located in Bainbridge, Georgia; Garysburg, North Carolina; Selma, Texas; Gustine, California; and Arlington Heights, Illinois. The Company also leases warehousing facilities in Des Plaines, Illinois and Elk Grove Village, Illinois. The Company also presently operates thrift stores out of the Busse Road facility and the Des Plaines facility, and owns one retail store and leases three additional retail stores in various Chicago suburbs. In addition, the Company leases space in public warehouse facilities in various states.

The Company believes that its facilities are generally well maintained and in good operating condition.

a. Principal Facilities
-----------------------

The following table provides certain information regarding the Company's principal facilities:

                                                                             Date
                                                                            Company
                                                                          Constructed,
                                             Type                         Acquired or
                                 Square       of       Description of        First
Location                         Footage   Interest    Principal Use       Occupied
------------------------------   -------   --------    ------------------ ------------
Elk Grove Village, Illinois(1)   300,000   Leased/     Processing,           1981
  (Busse Road facility)                     Owned      packaging,
                                                       warehousing,
                                                       distribution, JBSS
                                                       corporate offices
                                                       and thrift store

Elk Grove Village, Illinois       83,000    Owned      Processing,           1989
  (Arthur Avenue facility)                             packaging,
                                                       warehousing and
                                                       distribution

Des Plaines, Illinois(2)          68,000   Leased      Warehousing and       1974
                                                       thrift store

Bainbridge, Georgia(3)           245,000    Owned      Peanut shelling,      1987
                                                       purchasing,
                                                       processing,
                                                       packaging,
                                                       warehousing and
                                                       distribution

Garysburg, North Carolina        160,000    Owned      Peanut shelling,      1994
                                                       purchasing,
                                                       processing,
                                                       packaging,
                                                       warehousing and
                                                       distribution

Selma, Texas                     265,000    Owned      Pecan shelling,       1992
                                                       processing,
                                                       packaging,
                                                       warehousing and
                                                       distribution

Gustine, California              215,000    Owned      Walnut shelling,      1993
                                                       processing,
                                                       packaging,
                                                       warehousing and
                                                       distribution

Arlington Heights, Illinois(4)    83,000    Owned      Processing,           1994
                                                       packaging,
                                                       warehousing and
                                                       distribution

Elk Grove Village, Illinois(5)   230,000   Leased      Warehousing and       2003
  (2400 Arthur facility)                               distribution


(1) Approximately 240,000 square feet of the Busse Road facility is leased from the Busse Land Trust under a lease that expires on May 31, 2015. Under the terms of the lease, the Company has a right of first refusal and a right of first offer with respect to this portion of the Busse Road facility. The remaining 60,000 square feet of space at the Busse Road facility (the "Addition") was constructed by the Company in 1994 on property owned by the Busse Land Trust and on property owned by the Company. Accordingly, (i) the Company and the Busse Land Trust entered into a ground lease with a term beginning January 1, 1995 pursuant to which the Company leases from the Busse Land Trust the land on which a portion of the Addition is situated (the "Busse Addition Property"), and (ii) the Company, the Busse Land Trust and the sole beneficiary of the Busse Land Trust entered into a party wall agreement effective as of January 1, 1995, which sets forth the respective rights and obligations of the Company and the Busse Land Trust with respect to the common wall which separates the existing Busse Road facility and the Addition. The ground lease has a term that expires on May 31, 2015 (the same date on which the Company's lease for the Busse Road facility expires). The Company has an option to extend the term of the ground lease for one five-year term, an option to purchase the Busse Addition Property at its then appraised fair market value at any time during the term of the ground lease, and a right of first refusal with respect to the Busse Addition Property. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions -- Lease Arrangements" contained in the Company's Proxy Statement for the 2003 Annual Meeting.

(2) The Des Plaines facility is leased under a lease that expires on October 31, 2010. The Des Plaines facility is also subject to a mortgage securing a loan from an unrelated third party lender to the related party lessor in the original principal amount of approximately $1.6 million. The rights of the Company under the lease are subject and subordinate to the rights of the lender. Accordingly, a default by the lessor under the loan could result in foreclosure on the facility and thereby adversely affect the Company's leasehold interest. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions -- Lease Arrangements" contained in the Company's Proxy Statement for the 2003 Annual Meeting.

(3) The Bainbridge facility is subject to a mortgage and deed of trust securing $6.75 million (excluding accrued and unpaid interest) in industrial development bonds. See Item 7 --
"Management's Discussion and Analysis of Financial Condition and
Results of Operations -- Liquidity and Capital Resources".

(4) The Arlington Heights facility is subject to a mortgage dated September 27, 1995 securing a loan of $2.5 million with a maturity date of October 1, 2015.

(5) The 2400 Arthur facility is leased under a lease that expires on March 31, 2008.

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

The Selma facility contains the Company's automated pecan shelling and bulk packaging operation. The facility's pecan shelling production lines currently have the capacity to shell in excess of 65 million inshell pounds of pecans annually. For fiscal 2003, the Company processed approximately 64 million inshell pounds of pecans at the Selma, Texas facility. The Selma facility is well utilized.

The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to the Company's customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately

120 million inshell pounds of peanuts annually. During fiscal 2003, the Bainbridge facility shelled approximately 84 million inshell pounds of peanuts.

The Garysburg facility has the capacity to process approximately
70 million inshell pounds of farmer stock peanuts annually. For fiscal 2003, the Garysburg facility processed approximately 15 million pounds of inshell peanuts.

The Gustine facility is used for walnut shelling, walnut and almond processing and marketing operations. This facility has the capacity to shell approximately 50 million inshell pounds of walnuts annually. For fiscal 2003, the Gustine facility shelled approximately 42 million inshell pounds of walnuts. The Gustine facility has the capacity to process in excess of 70 million pounds of almonds annually. For fiscal 2003, the Gustine facility processed approximately 25 million pounds of almonds.

The Arlington Heights facility is used for the production and packaging the majority of the Company's Fisher Nut products, the "stand-up pouch" packaging for its Flavor Tree brand products and for the production and packaging of the Company's sunflower meats. The Arlington Heights facility is well utilized.

The Company is currently exploring the possible consolidation of certain of its facilities into a single location through the construction of a new production facility. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures and -- Capital Resources".

Item 3 -- Legal Proceedings
---------------------------
On June 17, 2003, the Company received a subpoena for the production of documents and records from the Antitrust Division of the U.S. Department of Justice in connection with an antitrust investigation of the peanut shelling industry. The Company expects to cooperate fully in the investigation. There can be no assurances as to the impact of the investigation on the peanut shelling industry or that the investigation will not have a material adverse effect on the Company.

The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. Currently, it is management's opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.

Item 4 -- Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
No matter was submitted during the fourth quarter of fiscal 2003 to a vote of security holders, through solicitation of proxies or otherwise.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Company's annual meeting of stockholders to be held on October 29, 2003:

JASPER B. SANFILIPPO, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER, age 72 -- Mr. Sanfilippo has been employed by the Company since 1953. Mr. Sanfilippo served as the Company's President from 1982 to December 1995 and was the Company's Treasurer from 1959 to October 1991. He became the Company's Chairman of the Board and Chief Executive Officer in October 1991 and has been a member of the Company's Board of Directors since 1959. Mr. Sanfilippo is also a member of the Company's Compensation Committee and was a member of the Stock Option Committee until February 27, 1997 (when that Committee was disbanded).

MATHIAS A. VALENTINE, PRESIDENT, age 70 -- Mr. Valentine has been employed by the Company since 1960 and was named its President in December 1995. He served as the Company's Secretary from 1969 to December 1995, as its Executive Vice President from 1987 to October 1991 and as its Senior Executive Vice President and Treasurer from October 1991 to December 1995. He has been a member of the Company's Board of Directors since 1969. Mr. Valentine is also a member of the Company's Compensation Committee and was a member of the Stock Option Committee until February 27, 1997 (when that Committee was disbanded).

MICHAEL J. VALENTINE, EXECUTIVE VICE PRESIDENT FINANCE, CHIEF FINANCIAL OFFICER AND SECRETARY, age 44 -- Mr. Valentine has been employed by the Company since 1987 and in January 2001 was named its Executive Vice President Finance, Chief Financial Officer and Secretary. Mr. Valentine served as the Company's Senior Vice President and Secretary from August 1999 to January 2001. Mr. Valentine was elected as a director of the Company in April 1997.
 Mr. Valentine served as the Company's Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for the Company from June 1987 and 1990, respectively, to December 1995. Mr. Valentine's responsibilities also include the Company's peanut operations, including sales and procurement.

JEFFREY T. SANFILIPPO, EXECUTIVE VICE PRESIDENT SALES AND MARKETING, age 40 -- Mr. Sanfilippo has been employed by the Company since 1991 and in January 2001 was named its Executive Vice President Sales and Marketing. Mr. Sanfilippo served as the Company's Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo was named as a director of the Company in August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995. He served as Vice President Sales and Marketing from October 1995 to August 1999.

JASPER B. SANFILIPPO, JR., EXECUTIVE VICE PRESIDENT OF OPERATIONS AND ASSISTANT SECRETARY, age 35 -- Mr. Sanfilippo has been employed by the Company since 1991 and in August 2001 was named Executive Vice President of Operations and Assistant Secretary.
He has served as an Assistant Secretary of the Company since 1993. Mr. Sanfilippo served as a Senior Vice President from August
1999 to August 2001. Mr. Sanfilippo served as a Vice President from December 1995 to August 1999. He served as General Manager of the Walnut Processing Division from 1993 to December 1995. Mr. Sanfilippo is responsible for the Company's non-peanut shelling operations, including plant operations and procurement.

JAMES A. VALENTINE, EXECUTIVE VICE PRESIDENT INFORMATION TECHNOLOGY, age 39 -- Mr. Valentine has been employed by the Company since 1986 and in August 2001 was named Executive Vice President Information Technology. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001.

JAMES M. BARKER, SENIOR VICE PRESIDENT SALES AND MARKETING, age 38 -- Mr. Barker has been employed by the Company since 1996 and in March 2001 was named Senior Vice President Sales and Marketing.
He served as Vice President of Sales and Marketing from December 1998 to March 2001, Vice President of Marketing from December 1996 to December 1998 and Director of Marketing from January 1996 to December 1996.

WILLIAM R. POKRAJAC, VICE PRESIDENT OF FINANCE, age 49 -- Mr. Pokrajac has been with the Company since 1985 and was named Vice President of Finance and Controller in August 2001. He served as the Company's Controller from 1987 to August 2003. Mr. Pokrajac is responsible for the Company's accounting and inventory control functions.

WALTER R. TANKERSLEY, JR., SENIOR VICE PRESIDENT INDUSTRIAL SALES, age 52 -- Mr. Tankersley has been with the Company since 2002 and was named Senior Vice President in August 2003. He was previously Director of Industrial Sales at Mauna Loa Macadamia Co. from September 2000 to December 2001 and Vice President of Sales and Marketing with the Young Pecan Company from November 1992 to August 2000.

EVERARDO SORIA, SENIOR VICE PRESIDENT PECAN OPERATIONS AND PROCUREMENT, age 46 -- Mr. Soria has been with the Company since 1985 and was named Senior Vice President Pecan Operations and Procurement in August 2003. Mr. Soria is responsible for the procurement of pecans and for the shelling of pecans at the Company's Selma, Texas facility.

HERBERT J. MARROS, CONTROLLER, age 45 -- Mr. Marros has been with the Company since 1995 and was named Controller in August 2003.
Mr. Marros is responsible for the Company's financial reporting.


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

                                            Price Range of
                                             Common Stock
                                            --------------
     Year Ended June 26, 2003                High     Low
     ------------------------               ------  ------
     4th Quarter                            $19.40  $13.83
     3rd Quarter                            $14.23  $ 9.80
     2nd Quarter                            $ 9.81  $ 6.55
     1st Quarter                            $ 6.99  $ 5.70

                                            Price Range of
                                             Common Stock
                                            --------------
     Year Ended June 27, 2002                High     Low
     ------------------------               ------  ------
     4th Quarter                            $ 7.16  $ 6.00
     3rd Quarter                            $ 6.40  $ 5.05
     2nd Quarter                            $ 6.73  $ 4.90
     1st Quarter                            $ 6.68  $ 4.75

As of September 2, 2003, there were approximately 1,200 holders and 15 holders of record of the Company's Common Stock and Class
A Stock, respectively.

Under the Company's Restated Certificate of Incorporation, the
Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on the Company's common equity.

No dividends were declared from 1995 through 2003. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. The Company's current loan agreements restrict the payment of annual dividends to amounts specified in the loan agreements. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

For purposes of the calculation of the aggregate market value of the Company's voting stock held by nonaffiliates of the Company as set forth on the cover page of this Report, the Company did not consider any of the siblings of Jasper B. Sanfilippo, or any of the lineal descendants (all of whom are adults and some of whom are employed by the Company) of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are executive officers of the Company) as an affiliate of the Company. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions" and "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for the 2003 Annual Meeting and "Executive Officers of the Registrant -- Certain Relationships Among Directors and Executive Officers" appearing immediately after Part I of this Report.

  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes the Company's equity compensation plans as of June 26, 2003:



                                                                             Number of
                                                                        securities remaining
                                                                        available for future
                                                                           issuance under
                                                                               equity
                                Number of                                compensation plans
                             securities to be      Weighted average          (excluding
                               issued upon         exercise price of    securities reflected
                            exercise of options   outstanding options   in the first column)
                            -------------------   -------------------   --------------------
Equity compensation plans
approved by stockholders            246,375              $6.27                389,000

Equity compensation plans
not approved by
stockholders                          5,200              $9.43                     --
                                    -------                                   -------
Total                               251,575              $6.34                389,000
                                    =======                                   =======

For more information concerning the equity compensation plan not approved by stockholders (the 1991 Stock Option Plan), see Note 10 of the Notes to Consolidated Financial Statements.

Item 6 -- Selected Financial Data
---------------------------------
The following historical consolidated financial data as of and for the years ended June 26, 2003, June 27, 2002, June 28, 2001, June 29, 2000 and June 24, 1999 were derived from the Company's audited consolidated financial statements. The financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information below is not necessarily indicative of the results of future operations. No dividends were declared from 1995 to 2003.

Statement of Operations Data:  ($ in thousands, except per share data)

                                                  Year Ended
                             ----------------------------------------------------
                             June 26,   June 27,   June 28,   June 29,   June 24,
                                 2003       2002       2001       2000       1999
                             --------   --------   --------   --------   --------
Net sales                    $408,534   $343,245   $334,878   $320,926   $308,216
Cost of sales                 347,041    294,931    283,278    272,025    268,333
                             --------   --------   --------   --------   --------
Gross profit                   61,493     48,314     51,600     48,901     39,883
Selling and administrative
 expenses                      32,664     30,412     31,199     30,304     27,955
                             --------   --------   --------   --------   --------
Income from operations         28,829     17,902     20,401     18,597     11,928
Interest expense                4,681      5,757      8,365      8,036      9,269
Other income                      486        590        622        701        510
                             --------   --------   --------   --------   --------
Income before income taxes     24,634     12,735     12,658     11,262      3,169
Income tax expense              9,607      5,044      5,063      4,505      1,373
                             --------   --------   --------   --------   --------
Net income                   $ 15,027   $  7,691   $  7,595    $ 6,757   $  1,796
                             ========   ========   ========   ========   ========
Basic earnings per
 common share                $   1.63   $   0.84   $   0.83    $  0.74   $   0.20
Diluted earnings per
 common share                $   1.61   $   0.84   $   0.83    $  0.74   $   0.20


Balance Sheet Data: ($ in thousands)


                       June 26,   June 27,   June 28,   June 29,   June 24,
                           2003       2002       2001       2000       1999
                       --------   --------   --------   --------   --------
Working capital        $ 75,182   $ 67,645   $ 55,055   $ 60,168   $ 53,515
Total assets            223,727    206,815    211,007    217,031    207,331
Long-term debt, less
 current maturities      29,640     40,421     39,109     51,779     57,508
Total debt               70,118     69,623     89,307     99,355     99,591
Stockholders' equity    118,781    102,060     94,346     86,751     79,994


Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------
GENERAL
-------
The Company's fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2003 are to the fiscal year ended June 26, 2003. References herein to fiscal
2002 are to the fiscal year ended June 27, 2002. References herein to fiscal 2001 are to the fiscal year ended June 28, 2001. As used herein, unless the context otherwise indicates, the terms "Company" and "JBSS" refer collectively to John B. Sanfilippo & Son, Inc. and its wholly owned subsidiary, JBS International, Inc.

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

At June 26, 2003, the Company's inventories totaled approximately $112.0 million compared to approximately $99.5 million at June 27, 2002. The increase in inventories at June
26, 2003 when compared to June 27, 2002 is primarily due to (i) an increase in finished goods to support the increase in sales volume, (ii) an increase in the quantity of almonds on hand due to higher purchases during fiscal 2003 than fiscal 2002, and (iii) an increase in the purchase price of pecans. These increases in inventories were partially offset by decreases in inshell peanuts on hand due to a smaller domestic crop in fiscal 2003. See "Forward Looking Statements -- Factors That May Affect Future Results -- Availability of Raw Materials and Market Price Fluctuations."

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

CRITICAL ACCOUNTING POLICIES
----------------------------
The accounting policies as disclosed in the Notes to Consolidated Financial Statements are applied in the preparation of the Company's financial statements and accounting for the underlying transactions and balances. The policies discussed below are considered by management to be critical for an understanding of the Company's financial statements because the application of these policies places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks, if applicable, for these critical accounting policies are described in the following paragraphs. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements. Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Accounts Receivable
-------------------
Accounts receivable are stated at the amounts charged to customers, less: (i) an allowance for doubtful accounts; (ii) a reserve for estimated cash discounts; and (iii) a reserve for customer deductions. The allowance for doubtful accounts is calculated by specifically identifying customers that are credit risks. The reserve for estimated cash discounts is estimated using historical payment patterns. The reserve for customer deductions represents an estimate of future credit memos that will be issued to customers and is based on historical experience.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of the Company's inventory and thus the Company's gross profit and gross profit margin. If market prices were to move below cost, the Company would record adjustments to write down the carrying values of inventories to fair market value.

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

RESULTS OF OPERATIONS
---------------------
The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2002 to fiscal 2003 and from fiscal 2001 to fiscal 2002.

                               Percentage of Net Sales                  Percentage Increase(Decrease)
                        ------------------------------------    ------------------------------------------
                        Fiscal 2003  Fiscal 2002  Fiscal 2001   Fiscal 2003 vs. 2002  Fiscal 2002 vs. 2001
                        -----------  -----------  -----------   --------------------  --------------------
Net sales                   100.0%       100.0%       100.0%            19.0%                  2.5%
Gross profit                 15.1         14.1         15.4             27.3                  (6.4)
Selling expenses              5.4          6.1          6.6              4.9                  (5.4)
Administrative expenses       2.6          2.7          2.7             13.1                   4.7
Income from operations        7.1          5.2          6.1             61.0                 (12.2)

Fiscal 2003 Compared to Fiscal 2002
-----------------------------------
Net Sales. Net sales increased from approximately $343.2 million for fiscal 2002 to approximately $408.5 million for fiscal 2003, an increase of approximately $65.3 million or 19.0%. The increase in net sales was due primarily to higher unit volume sales to the Company's retail, export and industrial customers. The increase in net sales to retail customers was due primarily to an increase in private label business through the addition of new customers and the expansion of business to existing customers. The increase in net sales to export customers is due primarily to higher almond sales to the Asian market and increased snack nut sales to the Canadian market. The increase in sales to industrial customers is due primarily to the increased usage of nuts as ingredients in food products. The Company believes that a portion of the overall increase in net sales is attributable to the growing awareness of the health benefits of nuts in the daily diet.

The following table shows an annual comparison of sales by distribution channel, as a percentage of total sales:

                                         Year Ended
                                -----------------------------
        Distribution Channel    June 26, 2003   June 27, 2002
        --------------------    -------------   -------------
        Consumer                     56.2%           56.5%
        Industrial                   20.8            20.7
        Food Service                  8.8            10.8
        Contract Packaging            6.4             6.6
        Export                        7.8             5.4
                                    -----           -----
        Total                       100.0%          100.0%
                                    =====           =====

The following table shows an annual comparison of sales by product type, as a percentage of total sales:

                                         Year Ended
                                -----------------------------
        Product Type            June 26, 2003   June 27, 2002
        --------------------    -------------   -------------
        Peanuts                      25.3%           27.8%
        Pecans                       17.7            18.8
        Cashews & Mixed Nuts         24.1            21.4
        Walnuts                      10.9            11.7
        Almonds                      10.1             7.7
        Other                        11.9            12.6
                                    -----           -----
        Total                       100.0%          100.0%
                                    =====           =====

Gross Profit. Gross profit in fiscal 2003 increased 27.3% to approximately $61.5 million from approximately $48.3 million for fiscal 2002. Gross profit margin increased from 14.1% for fiscal 2002 to 15.1% for fiscal 2003. The increase in gross profit margin was due primarily to: (i) the increase in unit volume as certain costs of sales are of a fixed nature, (ii) changes in the sales mix, and (iii) generally lower commodity costs, especially for peanuts which were directly impacted by the 2002 Farm Bill.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from 8.9% for fiscal 2002 to 8.0% for fiscal 2003. Selling expenses as a percentage of net sales decreased from 6.1% for fiscal 2002 to 5.4% for fiscal 2003. This decrease was due primarily to: (i) continuous efforts to control expenses and (ii) the fixed nature of certain of these expenses relative to a larger revenue base. Administrative expenses as a percentage of net sales decreased from 2.7% for fiscal 2002 to 2.6% for fiscal 2003. This decrease was due primarily to the fixed nature of these expenses over a larger revenue base. Administrative expenses, in gross dollars, increased from approximately $9.4 million in fiscal 2002 to approximately $10.6 million in fiscal 2003, an increase of approximately $1.2 million, or 13.1%. This increase is due primarily to higher incentive compensation expenses due to improved operating results.

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $17.9 million, or 5.2% of net sales, for fiscal 2002 to approximately
$28.8 million, or 7.1% of net sales, for fiscal 2003.

Interest Expense. Interest expense decreased from approximately $5.8 million for fiscal 2002 to approximately $4.7 million for fiscal 2003. The decrease in interest expense was due primarily to: (i) lower average levels of borrowings and (ii) lower interest rates associated with the Bank Credit Facility, as defined below.

Income Taxes. Income tax expense was approximately $9.6 million, or 39.0% of income before income taxes, for fiscal 2003, compared to approximately $5.0 million, or 39.6% of income before income taxes, for fiscal 2002.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
General
-------
During fiscal 2003, the Company continued to finance its activities through the combination of a bank revolving credit facility entered into on March 31, 1998 and last amended on May 30, 2003 (the "Bank Credit Facility"), $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately
$7.4 million for fiscal 2003 compared to approximately $24.4 million for fiscal 2002. The decrease in cash provided by operating activities for fiscal 2003 when compared to fiscal 2002 was due largely to an increase in inventories of approximately $12.5 million that occurred primarily as a result of (i) purchasing a significantly greater quantity of almonds in fiscal 2003, and (ii) an increase in the purchase price of pecans in fiscal 2003. The largest component of net cash used in investing activities during fiscal 2003 was approximately $7.9 million in capital expenditures, compared to approximately $4.6 million during fiscal 2002. This increase in capital expenditures was due primarily to the expansion of processing capacities and capabilities at the Company's Gustine, California facility. Notes payable increased to approximately $29.7 million at June 26, 2003 from approximately $23.5 million at June 27, 2002, due primarily to the increase in the purchase of inventories. During both fiscal 2003 and fiscal 2002, the Company repaid approximately $5.7 million of long-term debt.

Financing Arrangements
----------------------
The Bank Credit Facility is comprised of (i) a working capital revolving loan which provides working capital financing of up to approximately $73.1 million, in the aggregate, and matures, as amended, on May 31, 2006, and (ii) a $6.9 million letter of credit (the "IDB Letter of Credit") to secure the industrial development bonds described below which matures on June 1, 2006. The IDB Letter of Credit replaced a prior letter of credit that matured on June 1, 2002. The Bank Credit Facility was amended on May 30, 2003 to, among other things: (i) extend the maturity of the facility for three additional years and (ii) increase the total amount of the facility from $70.0 million to $80.0 million. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 2.76% at June 26, 2003) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate.

As of June 26, 2003, the total principal amount outstanding under the Long-Term Financing Facility was $6.6 million of the original amount borrowed of $35.0 million. Of the remaining balance of $6.6 million, $3.75 million bears interest at rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $1.3 million, with the final installment due on August 16, 2004. The remaining $2.85 million of this indebtedness bears interest at a rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $0.5 million, with the final installment due on May 15, 2006.

As of June 26, 2003, the total principal amount outstanding under the Additional Long-Term Financing was approximately $19.3 million of the original amount borrowed of $25.0 million. Of the remaining balance of approximately $19.3 million, approximately $4.3 million bears interest at a rate of 8.3% per annum payable semiannually, and requires equal annual principal installments of approximately $1.4 million, with the final installment due on September 1, 2005. The remaining $15.0 million of this indebtedness (which is subordinated to the Company's other financing facilities) bears interest at a rate of 9.38% per annum payable semiannually, and requires equal annual principal installments of $5.0 million, with the final installment due on September 1, 2005.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things:
(i) require the Company to maintain specified financial ratios;
(ii) limit the Company's annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and
(iii) the Bank Credit Facility limits dividends to the lesser of
(a) 25% of net income for the previous fiscal year, or (b) $5.0 million, and prohibits the Company from redeeming shares of capital stock. As of June 26, 2003, the Company was in compliance with all restrictive covenants, as amended, under its financing facilities.

The Company has $6.75 million in aggregate principal amount of industrial development bonds outstanding which was used to finance the acquisition, construction and equipping of the Company's Bainbridge, Georgia facility (the "IDB Financing"). The bonds bear interest payable semiannually at 4.00% (which was reset on June 1, 2002) through May 2006. On June 1, 2006, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a "best efforts" basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption;
(ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from approximately $0.3 million in fiscal 2004 to approximately $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

Capital Expenditures
--------------------
For fiscal 2003, capital expenditures were approximately $7.9 million. The Company believes that capital expenditures for fiscal 2004 will be in the $9.0 - $10.0 million range. The most significant planned capital expenditure for fiscal 2004 is approximately $2.5 - $3.0 million for an increase in storage capacity of inshell pecans at the Selma, Texas facility. Approximately $1.1 million was incurred on this project during fiscal 2003. The Company is currently exploring the possible consolidation of certain of its production facilities into a single location through the construction of a new production facility. If the consolidation proceeds, it is unlikely that such a facility could be financed using the Company's existing credit facilities. In that event, the Company would consider evaluating other financing alternatives, including but not limited to debt financing and/or the issuance of common stock in a private placement.

Capital Resources
-----------------
As of June 26, 2003, the Company had approximately $40.5 million of available credit under the Bank Credit Facility. Scheduled long-term debt payments for fiscal 2004 are approximately $10.8 million. Scheduled operating lease payments are approximately $1.3 million. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future. However, if the Company elects to construct a new processing facility, additional financing sources may be required to fund the capital expenditures that would be necessary for that project.

Contractual Cash Obligations
----------------------------
At June 26, 2003, the Company had the following contractual cash obligations (amounts in thousands):

                         Year      Year      Year      Year      Year
                        Ending    Ending    Ending    Ending    Ending
                       June 24,  June 30,  June 29,  June 28,  June 26,
                         2004      2005      2006      2007      2008    Thereafter
                       --------  --------  --------  --------  --------  ----------
Long-term debt         $13,922   $11,816   $15,724    $1,575    $1,575      $4,519
Minimum operating
 lease commitments       1,252     1,355     1,000       214       133          10
                       -------   -------   -------    ------    ------      ------
Total contractual
 cash obligations      $15,174   $13,171   $16,724    $1,789    $1,708      $4,529
                       =======   =======   =======    ======    ======      ======

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

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 became effective in the first quarter of fiscal 2003. The implementation of SFAS 143 did not have an effect on the Company's cash flows, financial position or results of operations.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. SFAS 144 became effective in the first quarter of fiscal 2003. The adoption of SFAS 144 had no impact on the Company's cash flows, financial position or results of operations.

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

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 requires a guarantor to include disclosure of certain obligations and, if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement became effective for guarantees issued or modified after December 31, 2002 and did not have an impact on the Company. The Company adopted the disclosure requirements of Interpretation 45 effective December 2002. The Company has no obligations from guarantees that require disclosure at June 26, 2003, except for a $6,896 standby letter of credit to secure industrial revenue bonds (as discussed in Note 6) and a $1,833 standby letter of credit related to self-insurance requirements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends certain provisions of SFAS 123 and is effective for fiscal years beginning after December 15, 2002. The Company is currently evaluating the reporting alternatives of SFAS 148.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective during the first quarter of fiscal 2004. The Company enters into various transactions with certain related parties including the rental of buildings under capital leases and purchases from entities owned either directly or indirectly by certain directors, officers and stockholders of the Company. Based on management's initial analysis, it is at least reasonably possible that the Company may be required to consolidate or disclose information for one or more of these entities once the provisions of FIN 46 become effective during the first quarter of fiscal 2004. These related party transactions are more fully described in Notes 7 and 9 of the Notes to Consolidated Financial Statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements, as the Company is not currently a party to derivative financial instruments included in this standard.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements, as the Company is not currently a party to such instruments included in this standard.

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

2002 Farm Bill
--------------
The Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") terminated the federal peanut quota program beginning with the 2002 crop year. The 2002 Farm Bill replaced the federal peanut quota program with a fixed payment system through the 2007 crop year that can be either coupled or decoupled. A coupled system is tied to the actual amount of production, while a decoupled system is not. The series of loans and subsidies established by the 2002 Farm Bill is similar to the systems used for other crops such as grains and cotton. To compensate farmers for the elimination of the peanut quota, the 2002 Farm Bill provides a buy-out at a specified rate for each pound of peanuts that had been in that farmer's quota under the prior program. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price.

The termination of the federal peanut quota program has resulted in a decrease in the Company's cost for peanuts. Selling prices have not been adversely affected in a material manner during fiscal 2003, resulting in a favorable impact on the Company's gross profit and gross profit margin. There are no assurances that selling prices for peanuts will not be adversely affected in the future or that the termination of the federal peanut quota program will not have an adverse effect on the Company's business

Peanut Shelling Industry Antitrust Investigation
------------------------------------------------
On June 17, 2003, the Company received a subpoena for the production of documents and records from the Antitrust Division of the U.S. Department of Justice in connection with an antitrust investigation of the peanut shelling industry. The Company expects to cooperate fully in the investigation. There can be no assurances as to the impact of the investigation on the peanut shelling industry or that the investigation will not have a material adverse effect on the Company.


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

Our independent auditors, PricewaterhouseCoopers LLP, conduct annual audits of our financial statements in accordance with generally accepted auditing standards, which include the review of internal controls for the purpose of establishing audit scope and the issuance of an opinion on the fairness of such financial statements.

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

/s/ Michael J. Valentine
------------------------
Michael J. Valentine
Executive Vice President
Finance, Chief Financial
Officer and Secretary


REPORT OF INDEPENDENT AUDITORS
------------------------------
To the Board of Directors
and Stockholders of
John B. Sanfilippo & Son, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiary at June 26, 2003 and June 27, 2002, and the results of their operations and their cash flows for the each of the three years in the period ended June 26, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
August 18, 2003

                        JOHN B. SANFILIPPO & SON, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
       For the years ended June 26, 2003, June 27, 2002 and June 28, 2001
              (dollars in thousands, except for earnings per share)





                               Year Ended      Year Ended      Year Ended
                            June 26, 2003   June 27, 2002   June 28, 2001
                            -------------   -------------   -------------
Net sales                        $408,534        $343,245        $334,878
Cost of sales                     347,041         294,931         283,278
                                 --------        --------        --------
Gross profit                       61,493          48,314          51,600
                                 --------        --------        --------
Selling expenses                   22,071          21,047          22,251
Administrative expenses            10,593           9,365           8,948
                                 --------        --------        --------
Total selling and
  administrative expenses          32,664          30,412          31,199
                                 --------        --------        --------
Income from operations             28,829          17,902          20,401
                                 --------        --------        --------
Other income (expense):
  Interest expense ($842,
   $899 and $956 to
   related parties)                (4,681)         (5,757)         (8,365)
  Rental income                       484             576             605
  Miscellaneous                         2              14              17
                                 --------        --------        --------
Total other (expense)              (4,195)         (5,167)         (7,743)
                                 --------        --------        --------
Income before income taxes         24,634          12,735          12,658
Income tax expense                  9,607           5,044           5,063
                                 --------        --------        --------
Net income                       $ 15,027        $  7,691        $  7,595
                                 ========        ========        ========
Basic earnings per
  common share                   $   1.63        $   0.84        $   0.83
                                 ========        ========        ========
Diluted earnings per
  common share                   $   1.61        $   0.84        $   0.83
                                 ========        ========        ========
Weighted average shares
  outstanding - basic           9,198,957       9,149,672       9,148,565
                                =========       =========       =========
Weighted average shares
  outstanding - diluted         9,332,889       9,194,951       9,150,332
                                =========       =========       =========

The accompanying notes are an integral part of these financial statements.

                       JOHN B. SANFILIPPO & SON, INC.
                        CONSOLIDATED BALANCE SHEETS
                      June 26, 2003 and June 27, 2002
                           (dollars in thousands)

                                                 June 26,        June 27,
                                                    2003            2002
                                                --------        ---------
ASSETS
CURRENT ASSETS:
  Cash                                          $  2,448        $  1,272
  Accounts receivable, less allowances
   of $1,552 and $1,406                           29,142          24,133
  Inventories                                    112,016          99,485
  Deferred income taxes                            1,257             861
  Income taxes receivable                            469              --
  Prepaid expenses and other current assets        2,192           3,032
                                                --------        --------
  TOTAL CURRENT ASSETS                           147,524         128,783
                                                --------        --------
PROPERTIES:
  Buildings                                       61,485          60,348
  Machinery and equipment                         89,980          84,420
  Furniture and leasehold improvements             5,385           5,399
  Vehicles                                         3,185           3,684
  Construction in progress                         1,057              --
                                                --------        --------
                                                 161,092         153,851
  Less: Accumulated depreciation                  95,838          88,252
                                                --------        --------
                                                  65,254          65,599
  Land                                             1,863           1,863
                                                --------        --------
  TOTAL PROPERTIES                                67,117          67,462
                                                --------        --------
OTHER ASSETS:
  Goodwill and other intangibles, less
   accumulated amortization of
   $6,054 and $5,628                               4,370           4,796
  Miscellaneous                                    4,716           5,774
                                                --------        --------
  TOTAL OTHER ASSETS                               9,086          10,570
                                                --------        --------
  TOTAL ASSETS                                  $223,727        $206,815
                                                ========        ========

The accompanying notes are an integral part of these financial statements.

                       JOHN B. SANFILIPPO & SON, INC.
                        CONSOLIDATED BALANCE SHEETS
                      June 26, 2003 and June 27, 2002
              (dollars in thousands, except per share amounts)


                                                 June 26,        June 27,
                                                    2003            2002
                                                 --------        --------
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                  $ 29,702        $ 23,519
  Current maturities of long-term debt             10,776           5,683
  Accounts payable, including related
   party payables of $543 and $337                 13,658          17,741
  Drafts payable                                    5,507           4,049
  Accrued expenses                                 12,699          10,098
  Income taxes payable                                 --             298
                                                 --------        --------
  TOTAL CURRENT LIABILITIES                        72,342          61,388
                                                 --------        --------
LONG-TERM LIABILITIES:
  Long-term debt, less current maturities          29,640          40,421
  Deferred income taxes                             2,964           2,946
                                                 --------        --------
  TOTAL LONG-TERM LIABILITIES                      32,604          43,367
                                                 --------        --------
COMMITMENTS AND CONTINGENCIES                          --              --
STOCKHOLDERS' EQUITY:
  Class A Common Stock, convertible to
   Common Stock on a per share basis,
   cumulative voting rights of ten votes
   per share, $.01 par value; 10,000,000
   shares authorized, 3,667,426 and 3,687,426
   shares issued and outstanding                       37              37
  Common Stock, noncumulative voting rights of
   one vote per share, $.01 par value;
   10,000,000 shares authorized, 5,775,564
   and 5,583,939 shares issued and outstanding         58              56
  Capital in excess of par value                   58,911          57,219
  Retained earnings                                60,979          45,952
  Treasury stock, at cost; 117,900 shares          (1,204)         (1,204)
                                                 --------        --------
  TOTAL STOCKHOLDERS' EQUITY                      118,781         102,060
                                                 --------        --------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $223,727        $206,815
                                                 ========        ========

The accompanying notes are an integral part of these financial statements.

                          JOHN B. SANFILIPPO & SON, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the years ended June 26, 2003, June 27, 2002 and June 28, 2001
                             (dollars in thousands)


                              Class A
                               Common   Common   Capital in Excess   Retained   Treasury
                               Stock     Stock     of Par Value      Earnings     Stock       Total
                              -------   ------   -----------------   --------   --------    --------
Balance, June 29, 2000           $37      $56        $57,196          $30,666   $(1,204)    $ 86,751
Net income and comprehensive
 income                                                                 7,595                  7,595
                                 ---      ---        -------          -------   -------     --------
Balance, June 28, 2001            37       56         57,196           38,261    (1,204)      94,346
Net income and comprehensive
 income                                                                 7,691                  7,691
Stock options exercised                                   23                                      23
                                 ---      ---        -------          -------   -------     --------
Balance, June 27, 2002            37       56         57,219           45,952    (1,204)     102,060
Net income and comprehensive
 income                                                                15,027                 15,027
Stock options exercised                     2          1,173                                   1,175
Tax benefit of stock
 options exercised                                       519                                     519
                                 ---      ---        -------          -------   -------     --------
Balance, June 26, 2003           $37      $58        $58,911          $60,979   $(1,204)    $118,781
                                 ===      ===        =======          =======   =======     ========


The accompanying notes are an integral part of these financial statements.

                       JOHN B. SANFILIPPO & SON, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the years ended June 26, 2003, June 27, 2002 and June 28, 2001
                          (dollars in thousands)


                                           Year Ended      Year Ended      Year Ended
                                        June 26, 2003   June 27, 2002   June 28, 2001
                                        -------------   -------------   -------------
Cash flows from operating activities:
  Net income                                 $ 15,027        $  7,691        $  7,595
  Adjustments:
    Depreciation and amortization              11,248          10,428     	9,974
    (Gain) loss on disposition of
     properties                                   (14)            (13)             57
    Deferred income taxes                        (378)           (123)            226
    Tax benefit of option exercises               519              --              --
  Change in current assets and
   current liabilities:
    Accounts receivable, net                   (5,009)          2,524          (1,822)
    Inventories                               (12,531)           (918)          7,193
    Prepaid expenses and other
     current assets                               840          (1,101)            777
    Accounts payable                           (4,083)          6,312            (422)
    Drafts payable                              1,458            (895)           (803)
    Accrued expenses                            2,601           1,958          (1,383)
    Income taxes receivable/payable              (767)          1,178          (1,341)
  Other                                        (1,508)         (2,675)         (1,716)
                                             --------        --------        --------
  Net cash provided by operating
   activities                                   7,403          24,366          18,335
                                             --------        --------        --------
Cash flows from investing activities:
  Acquisition of properties                    (7,926)         (4,559)         (8,382)
  Proceeds from disposition of
   properties                                      29              51              80
                                             --------        --------        --------
  Net cash used in investing activities        (7,897)         (4,508)         (8,302)
                                             --------        --------        --------
Cash flows from financing activities:
  Net borrowings (repayments) on
   notes payable                                6,183         (14,013)         (4,342)
  Principal payments on long-term debt         (5,688)         (5,671)         (5,706)
  Issuance of Common Stock                      1,175              --              --
                                             --------        --------        --------
  Net cash provided by (used in)
   financing activities                         1,670         (19,684)        (10,048)
                                             --------        --------        --------
Net increase (decrease) in cash                 1,176             174             (15)
Cash:
  Beginning of period                           1,272           1,098           1,113
                                             --------        --------        --------
  End of period                              $  2,448        $  1,272        $  1,098
                                             ========        ========        ========

Supplemental disclosures of cash
 flow information:
  Interest paid                              $  4,579        $  5,846        $  8,359
  Income taxes paid                            10,287           4,062      	6,178

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

Customer Incentives
-------------------
The ability to sell to certain retail customers often requires upfront payments by the Company. Such payments are made pursuant to contracts that usually stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. The cost of these payments is initially recorded as an asset and is amortized on a straight-line basis over the term of the contract. Total customer incentives included in the "Miscellaneous assets" and "Prepaid expenses and other current assets" captions are $2,329 at June 26, 2003 and $3,399 at June 27, 2002. Amortization expense, which is recorded as a reduction in revenues, was $2,262, $1,865 and $1,528 for the years ended June 26, 2003, June 27, 2002 and June 28, 2001, respectively.

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

Significant customers
---------------------
The highly competitive nature of the Company's business provides an environment for the loss of customers and the opportunity for new customers. Net sales to Wal-Mart Stores, Inc. represented approximately 17% and 16% of the Company's net sales for the years ended June 26, 2003 and June 27, 2002, respectively.

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

Goodwill and other long-lived assets
-------------------------------------
The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective June 28, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company's recorded assets at June 28, 2002 included both an intangible asset and goodwill.

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

Based upon the results of management's impairment testing, which included an independent valuation, no adjustment to the carrying amount of goodwill and the intangible asset is required. As required under SFAS 142, amortization of goodwill has been discontinued.
The Company reviews the carrying value of goodwill and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If an impairment was determined to exist, any related impairment loss would be calculated based on fair value. Impairment losses, if any, on assets to be disposed of would be based on the estimated proceeds to be received, less costs of disposal.

The following table details goodwill and other intangible assets as of June 26, 2003:

                      Gross Carrying     Accumulated     Net Carrying
                           Amount       Amortization        Amount
                           -------           ------          ------
 Goodwill                   $2,504           $1,262          $1,242
 Finite-lived amortized
  intangible assets          6,368            3,240           3,128
                            ------           ------          ------
 Total                      $8,872           $4,502          $4,370
                            ======           ======          ======


As required under SFAS 142, the results for the years ended June
27, 2002 and June 28, 2001 have not been restated. The tables below present the effect on net income and earnings per share as if SFAS 142 had been in effect for those years:

                                Year Ended      Year Ended      Year Ended
                             June 26, 2003   June 27, 2002   June 28, 2001
                             -------------   -------------   -------------
Reported net income                $15,027          $7,691          $7,595
Add back:
  Goodwill amortization
   (net of tax)                         --              75              75
                                   -------          ------          ------
Adjusted net income                $15,027          $7,766          $7,670
                                   =======          ======          ======
Basic and diluted earnings
 per share:
  Reported earnings per
   common share (basic)              $1.63           $0.84           $0.83
  Adjusted earnings per
   common share (basic)              $1.63           $0.85           $0.84
  Reported earnings per
   common share (diluted)            $1.61           $0.84           $0.83
  Adjusted earnings per
   common share (diluted)            $1.61           $0.84           $0.84

Recent accounting pronouncements
--------------------------------
In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 became effective in the first quarter of fiscal 2003. The implementation of SFAS 143 did not have an effect on the Company's cash flows, financial position or results of operations.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. SFAS 144 became effective in the first quarter of fiscal 2003. The adoption of SFAS 144 had no impact on the Company's cash flows, financial position or results of operations.

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

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 requires a guarantor to include disclosure of certain obligations and, if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement became effective for guarantees issued or modified after December 31, 2002 and did not have an impact on the Company. The Company adopted the disclosure requirements of Interpretation 45 effective December 2002. The Company has no obligations from guarantees that require disclosure at June 26, 2003, except for a $6,896 standby letter of credit to secure industrial revenue bonds (as discussed in Note 6) and a $1,833 standby letter of credit related to self-insurance requirements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends certain provisions of SFAS 123 and is effective for fiscal years beginning after December 15, 2002. The Company is currently evaluating the reporting alternatives of SFAS 148.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective quarter of fiscal 2004. The Company enters into various transactions with certain related parties including the rental of buildings under capital leases and purchases from entities owned either directly or indirectly by certain directors, officers and stockholders of the Company. Based on management's initial analysis, it is at least reasonably possible that the Company may be required to consolidate or disclose information for one or more of these entities once the provisions of FIN 46 become effective during the first quarter of fiscal 2004. These related party transactions are more fully described in Notes 7 and 9 of the Notes to Consolidated Financial Statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements, as the Company is not currently a party to derivative financial instruments included in this standard.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements, as the Company is not currently a party to such instruments included in this standard.

NOTE 2 - EARNINGS PER SHARE
---------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the required earnings per share disclosures:

                                   Year Ended      Year Ended      Year Ended
                                June 26, 2003   June 27, 2002   June 28, 2001
                                -------------   -------------   -------------
Net income                            $15,027          $7,691          $7,595

Weighted average shares
 outstanding                        9,198,957       9,149,672       9,148,565
Basic earnings per common share       $  1.63          $ 0.84          $ 0.83
Effect of dilutive securities:
  Stock options                       133,932          45,279           1,767
  Weighted average shares
   outstanding                      9,332,889       9,194,951       9,150,332
Diluted earnings per common share     $  1.61          $ 0.84          $ 0.83

The following table summarizes the weighted average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Common Stock:

                                                    Weighted Average
                             Number of Options       Exercise Price
                             -----------------      ----------------
Year ended June 26, 2003          51,666                 $10.38
Year ended June 27, 2002         166,256                 $10.07
Year ended June 28, 2001         450,735                 $ 8.16

NOTE 3 - COMMON STOCK

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

NOTE 4 - INCOME TAXES
---------------------
The provision for income taxes for the years ended June 26, 2003, June 27, 2002 and June 28, 2001 are as follows:

                                        June 26,  June 27,  June 28,
                                           2003      2002      2001
                                        --------  --------  --------
    Current:
     Federal                             $8,263    $4,183    $3,921
     State                                1,722       984       916
    Deferred                               (378)     (123)      226
                                         ------    ------    ------
    Total provision for income taxes     $9,607    $5,044    $5,063
                                         ======    ======    ======

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations for the years ended June 26, 2003, June 27, 2002 and June 28, 2001 are as follows:

                                        June 26,  June 27,  June 28,
                                           2003      2002      2001
                                        --------  --------  --------
  Federal statutory income tax rate       35.0%     35.0%     35.0%
  State income taxes, net of
   federal benefit                         4.8       5.0       5.1
  Surtax exemption                          --      (0.8)     (0.8)
  Nondeductible items                       --       0.6       1.2
  Other                                   (0.8)     (0.2)     (0.5)
                                          -----     -----     -----
  Effective tax rate                      39.0%     39.6%     40.0%
                                          =====     =====     =====

The deferred tax assets and liabilities are comprised of the following:

                                      June 26, 2003         June 27, 2002
                                   ------------------    ------------------
                                    Asset   Liability     Asset   Liability
                                   ------   ---------    ------   ---------
  Current:
    Allowance for doubtful
     accounts                      $  236     $   --     $  204     $   --
    Employee compensation             754         --        560         --
    Inventory                          47         --         --         19
    Accounts receivable                --         --         --         --
    Other                             220         --        116         --
                                   ------     ------     ------     ------
  Total current                    $1,257     $   --     $  880     $   19
                                   ------     ------     ------     ------
  Long-term:
    Depreciation                   $  --      $5,054     $   --     $5,070
    Capitalized leases              1,503         --      1,524         --
    Other                             587         --        600         --
                                   ------     ------     ------     ------
  Total long-term                  $2,090     $5,054     $2,124     $5,070
                                   ------     ------     ------     ------
  Total                            $3,347     $5,054     $3,004     $5,089
                                   ======     ======     ======     ======

NOTE 5 - INVENTORIES
--------------------
Inventories consist of the following:

                                        June 26,        June 27,
                                           2003            2002
                                       --------         -------
  Raw material and supplies            $ 36,852         $45,229
  Work-in-process and finished goods     75,164          54,256
                                       --------         -------
  Total                                $112,016         $99,485
                                       ========         =======

NOTE 6 - NOTES PAYABLE
----------------------
Notes payable consist of the following:

                                       June 26,         June 27,
                                          2003             2002
                                       --------         --------
  Revolving bank loan                   $29,702          $23,519
                                        =======          =======

On March 31, 1998, the Company entered into a new unsecured credit facility, with certain banks, totaling $70,000 (the "Bank Credit Facility"). On May 30, 2003, the Bank Credit Facility was amended to, among other things, increase the total amount available under the facility to $80,000. The Bank Credit Facility, as amended, is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $73,104, in the aggregate, and matures on May 31, 2006, and (ii) a $6,896 standby letter of credit, which matures on June 1, 2006. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 2.76% at June 26, 2003) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank Rate. The standby letter of credit replaced a prior letter of credit securing certain industrial development bonds that financed the original acquisition, construction, and equipping of the Company's Bainbridge, Georgia facility.

The Bank Credit Facility, as amended, includes certain restrictive covenants that, among other things: (i) require the Company to maintain a minimum tangible net worth; (ii) comply with specified ratios; (iii) limit annual capital expenditures to $12,000; (iv) restrict dividends to the lesser of 25% of net income for the previous fiscal year or $5,000; (v) prohibit the Company from redeeming shares of capital stock; and (vi) require that certain officers and stockholders of the Company, together with their respective family members and certain trusts created for the benefits of their respective children, continue to own shares representing the right to elect a majority of the directors of the Company. As of June 26, 2003, the Company was in compliance with all restrictive covenants, as amended, under the Bank Credit Facility.

NOTE 7 - LONG-TERM DEBT
-----------------------
Long-term debt consists of the following:

                                                           June 26,  June 27,
                                                              2003      2002
                                                           --------  --------
Industrial development bonds, secured by building,
 machinery and equipment with a cost aggregating $8,000    $  6,750   $ 7,000
Capitalized lease obligations                                 5,786     6,260
Series A note payable, interest payable quarterly
 at 8.72%, principal payable in semi-annual
 installments of $200                                           600     1,000
Series B note payable, interest payable quarterly
 at 9.07%, principal payable in semi-annual
 installments of $300                                           900 	1,500
Series C note payable, interest payable quarterly
 at 9.07%, principal payable in semi-annual
 installments of $200                                           600  	1,000
Series D note payable, interest payable quarterly
 at 9.18%, principal payable in semi-annual
 installments of $150                                           450  	  750
Series E note payable, interest payable quarterly
 at 7.34%, principal payable in semi-annual
 installments of $400                                         1,200     2,000
Series F notes payable, interest payable quarterly
 at 9.16%, principal payable in semi-annual
 installments of $475                                         2,850  	3,800
Note payable, interest payable semi-annually
 at 8.30%, principal payable in annual installments
 of approximately $1,429
Note payable, subordinated, interest payable                  4,286     5,714
 semi-annually at 9.38%, principal payable in annual
 installments of $5,000 beginning on September 1, 2003       15,000    15,000
Arlington Heights facility, first mortgage, principal
 and interest payable at 8.875%, in monthly
 installments of $22 through October 1, 2015                  1,994     2,080
Current maturities                                          (10,776)   (5,683)
                                                           --------   -------
Total long-term debt                                       $ 29,640   $40,421
                                                           ========   =======

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

The Long-Term Financing Facility includes certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) require the Company to maintain a minimum tangible net worth; (iii) restrict dividends to a maximum of 25% of cumulative net income from and after January 1, 1995 to the date the dividend is declared; and (iv) require that certain officers and stockholders of the Company, together with their respective family members and certain trusts created for the benefits of their respective children, continue to own shares representing the right to elect a majority of the directors of the Company. As of June 26, 2003, the Company was in compliance with all restrictive covenants, as amended, under the Long-Term Financing Facility.

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

The Additional Long-Term Financing includes certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) require the Company to maintain a minimum tangible net worth; and (iii) limit cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of a cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period
from any sale of its capital stock, and (c) $5,000.   As of June 26,
20032, the Company was in compliance with all restrictive covenants, as amended, under the Additional Long-Term Financing.

Aggregate maturities of long-term debt, excluding capitalized lease obligations, are as follows for the years ending:

           June 24, 2004              $10,243
           June 30, 2005                9,027
           June 29, 2006               13,676
           June 28, 2007                  123
           June 26, 2008                  135
           Subsequent years             1,426
                                      -------
           Total                      $34,630
                                      =======

The accompanying financial statements include the following amounts related to assets under capital leases:

                                       June 26,    June 27,
                                          2003        2002
                                       --------    --------
    Buildings                           $9,520      $9,520
    Less: Accumulated amortization       7,444       7,032
                                        ------      ------
    Total                               $2,076      $2,488
                                        ======      ======

As discussed in Note 1, these assets are being amortized over the terms of the leases. Amortization expense aggregated $412 for the years ended June 26, 2003 and June 27, 2002, and $411 for the year ended June 28, 2001.

Buildings under capital leases are rented from entities that are owned by certain directors, officers and stockholders of JBSS. Future minimum payments under the leases, together with the related present value, are summarized as follows for the years ending:

        June 24, 2004                             $1,308
        June 30, 2005                              1,308
        June 29, 2006                              1,308
        June 28, 2007                              1,308
        June 26, 2008                              1,308
        Subsequent years                           2,578
                                                  ------
        Total minimum lease payments               9,118
        Less: Amount representing interest         3,332
                                                  ------
        Present value of minimum lease payments   $5,786
                                                  ======

JBSS also leases buildings and certain equipment pursuant to agreements accounted for as operating leases. Rent expense under these operating leases aggregated $730, $598 and $724 for the years ended June 26, 2003, June 27, 2002 and June 28, 2001, respectively. Aggregate noncancelable lease commitments under these operating leases are as follows for the years ending:

                June 24, 2004           $1,252
                June 30, 2005            1,355
                June 29, 2006            1,000
                June 28, 2007              214
                June 26, 2008              133
                Subsequent years            10
                                        ------
                                        $3,964
                                        ======

NOTE 8 - EMPLOYEE BENEFIT PLANS
-------------------------------
JBSS maintains a contributory plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements. The Company contributes 50% of the amount contributed by each employee up to certain maximums specified in the plan. Total Company contributions to the 401(k) plan were $535, $451 and $453 for the years ended June 26, 2003, June 27, 2002 and June 28, 2001, respectively.

JBSS contributed $99, $90 and $98 for the years ended June 26, 2003, June 27, 2002 and June 28, 2001, respectively, to multi-employer union-sponsored pension plans. JBSS is presently unable to determine its respective share of either accumulated plan benefits or net assets available for benefits under the union plans.

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------
In addition to the related party transactions described in Note 7, JBSS also entered into transactions with the following related parties:

Purchases
---------
JBSS purchases materials and manufacturing equipment from a company that is 7.8% owned by the Company's Chairman of the Board and Chief Executive Officer. The five children of the Company's Chairman of the Board and Chief Executive Officer own the balance of the entity either directly or as equal beneficiaries of a trust. Two of the children are officers of the Company, and one of the two is also on the Company's Board of Directors. Purchases aggregated $7,170, $6,491 and $5,512 for the years ended June 26, 2003, June 27, 2002 and June 28, 2001, respectively. Accounts payable aggregated $516 and $302 at June 26, 2003 and June 27, 2002, respectively. In addition, JBSS previously leased office and warehouse space to the entity. Rental income from the entity aggregated $79 and $154 for the years ended June 27, 2002 and June 28, 2001, respectively. Accounts receivable aggregated $2 at June 27, 2002.

JBSS purchases materials from a company that is 33% owned by an individual related to the Company's Chairman of the Board and Chief Executive Officer. Material purchases aggregated $473, $402 and $228 for the years ended June 26, 2003, June 27, 2002 and June 28, 2001, respectively. Accounts payable aggregated $7 and $3 at June 26, 2003 and June 27, 2002, respectively.

JBSS purchases supplies from a company that is 33% owned by an individual related to the Company's Chairman of the Board and Chief Executive Officer. Material purchases aggregated $472, $408 and $290 for the years ended June 26, 2003, June 27, 2002 and June 28, 2001, respectively. Accounts payable aggregated $27 and $32 at June 26, 2003 and June 27, 2002, respectively.

Product purchases and sales
---------------------------
JBSS previously purchased materials from and sells products to a company that is owned 33% by the Company's Chairman of the Board and Chief Executive Officer. Material purchases aggregated $526 and $408 for the years ended June 27, 2002 and June 28, 2001, respectively. The Company sold products to the same company aggregating $831and $1,414 for the years ended June 27, 2002 and June 28, 2001, respectively. Accounts receivable aggregated $3 at June 27, 2002.

Legal services
--------------
A lawyer, who is related to an outside director of the Company, provides services to JBSS. This lawyer was a partner in a firm that previously
provided services to JBSS.   Legal services aggregated $24, $17 and $72
for the years ended June 26, 2003, June 27, 2002 and June 28, 2001, respectively.

NOTE 10 - STOCK OPTION PLANS
----------------------------
The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans with the alternative method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the effect on the Company's net income for the years ended June 26, 2003, June 27, 2002 and June 28, 2001 would not have been significant.

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

The termination of the 1991 Stock Option Plan, effective February 28, 1995, did not affect options granted under the 1991 Stock Option Plan which remained outstanding as of the effective date of termination. Accordingly, the unexercised options outstanding under the 1991 Stock Option Plan at June 26, 2003 will continue to be governed by the terms of the 1991 Stock Option Plan.

The following is a summary of activity under the 1991 Stock Option Plan:

                                          Number of      Weighted Average
                                            Shares        Exercise Price
                                          ---------      ----------------
 Outstanding at June 29, 2000               61,300            $12.12
 Canceled                                   (6,400)           $12.09
                                          --------
 Outstanding at June 28, 2001              154,900            $12.12
 Exercised                                    (550)           $ 6.00
 Canceled                                 (110,000)           $12.16
                                          --------
 Outstanding at June 27, 2002               44,350            $11.55
 Exercised                                 (33,650)           $11.32
 Canceled                                   (5,500)           $15.00
                                          --------
 Outstanding at June 26, 2003                5,200            $ 9.43
                                          ========

 Options exercisable at June 26, 2003        5,200            $ 9.43

 Options exercisable at June 27, 2002       44,350            $11.55

 Options exercisable at June 28, 2001      154,900            $12.12

Exercise prices for options outstanding as of June 26, 2003 ranged from $6.00 to $13.75. The weighted average remaining contractual life of those options is 0.9 years. The options outstanding at June 26, 2003 may be segregated into two ranges, as is shown in the following:

                                      Option Price Per     Option Price Per
                                                 Share                Share
                                                 $6.00               $13.75
                                      ----------------     ----------------
 Number of options                             2,900                2,300
 Weighted-average exercise price               $6.00               $13.75
 Weighted-average remaining life (years)         1.5                  0.1

 Number of options exercisable                 2,900                2,300
 Weighted average exercise price for
  exercisable options                          $6.00               $13.75


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

The termination of the 1995 Equity Incentive Plan, effective August 27, 1998, did not affect options granted under the 1995 Equity Incentive Plan which remained outstanding as of the effective date of termination. Accordingly, the unexercised options outstanding under the 1995 Equity

Incentive Plan at June 26, 2003 will continue to be governed by the terms of the 1995 Equity Incentive Plan.

The following is a summary of activity under the 1995 Equity Incentive
Plan:

                                         Number of     Weighted Average
                                           Shares        Exercise Price
                                         ---------     ----------------
Outstanding at June 29, 2000               124,200             $7.75
Canceled                                   (16,600)            $9.04
                                           -------
Outstanding at June 28, 2001               107,600             $7.58
Exercised                                     (600)            $6.25
Canceled                                   (20,700)            $7.51
                                           -------
Outstanding at June 27, 2002                86,300             $7.61
Exercised                                  (57,200)            $7.41
Canceled                                    (7,000)            $8.48
                                           -------
Outstanding at June 26, 2003                22,100             $7.86
                                           =======

Options exercisable at June 26, 2003        22,100             $7.86
Options exercisable at June 27, 2002        86,300             $7.61
Options exercisable at June 28, 2001       107,600             $7.58

Exercise prices for options outstanding as of June 26, 2003 ranged from $6.00 to $10.50. The weighted average remaining contractual life of those options is 3.0 years. The options outstanding at June 26, 2003 may be segregated into two ranges, as is shown in the following:

                                  Option Price Per     Option Price Per
                                       Share Range          Share Range
                                       $6.00-$6.63         $9.38-$10.50
                                  ----------------     ----------------
Number of options                         11,100               11,000
Weighted-average exercise price            $6.26                $9.48
Weighted-average remaining
 life (years)                                3.8                  2.2

Number of options exercisable             11,100               11,000
Weighted average exercise price
 for exercisable options                   $6.26                $9.48


At the Company's annual meeting of stockholders on October 28, 1998, the Company's stockholders approved, and the Company adopted, effective as of September 1, 1998, a new stock option plan (the 1998 Equity Incentive Plan") to replace the 1995 Equity Incentive Plan. Pursuant to the terms of the 1998 Equity Incentive Plan, options to purchase up to 700,000 shares of Common Stock could be awarded to certain key employees and "outside directors" (i.e. directors who are not employees of the Company or any of its subsidiaries). The exercise price of the options will be determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant, with the exception of nonqualified stock options which have an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. All of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of
Section 422 of the Code.

The following is a summary of activity under the 1998 Equity Incentive
Plan:

                                         Number of     Weighted Average
                                           Shares       Exercise Price
                                         ---------
Outstanding at June 29, 2000              195,500             $4.38
Granted                                     3,000             $4.06
Canceled                                  (28,750)            $4.35
                                          -------
Outstanding at June 28, 2001              169,750             $4.38
Granted                                     8,000             $5.68
Exercised                                  (3,750)            $4.50
Canceled                                  (10,000)            $4.33
                                          -------
Outstanding at June 27, 2002              164,000             $4.35
Granted                                   144,500             $7.08
Exercised                                 (82,975)            $4.33
Canceled                                   (1,250)            $4.50
                                          -------
Outstanding at June 26, 2003              224,275             $6.11
                                          =======

Options exercisable at June 26, 2003       42,775             $4.36
Options exercisable at June 27, 2002       84,125             $4.34
Options exercisable at June 28, 2001       50,750             $4.31

Exercise prices for options outstanding as of June 26, 2003 ranged from $3.44 to $17.51. The weighted average remaining contractual life of those options is 8.3 years. The options outstanding at June 26, 2003 may be segregated into two ranges, as is shown in the following:

                                    Option Price Per    Option Price Per
                                         Share Range               Share
                                         $3.44-$7.80              $17.51
                                    ----------------    ----------------
Number of options                           222,775               1,500
Weighted-average exercise price               $6.03              $17.51
Weighted-average remaining                      8.3                10.0
 life (years)

Number of options exercisable                42,775                  --
Weighted average exercise price
 for exercisable options                      $4.36                  --

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------
The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. It is management's opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.

Supplementary Quarterly Data
----------------------------
The following unaudited quarterly consolidated financial data are presented for fiscal 2003 and fiscal 2002. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

                                         First    Second    Third   Fourth
                                       Quarter   Quarter  Quarter  Quarter
                                       -------  --------  -------  -------
Year Ended June 26, 2003:
  Net sales                            $93,069  $134,236  $84,284  $96,945
  Gross profit                          11,042    22,558   13,072   14,821
  Income from operations                 3,818    14,483    3,652    6,876
  Net income                             1,678     8,243    1,573    3,533
  Basic earnings per common share      $  0.18  $   0.90  $  0.17  $  0.38
  Diluted earnings per common share    $  0.18  $   0.89  $  0.17  $  0.37

Year Ended June 27, 2002:
  Net sales                            $84,759  $112,755  $67,114  $78,617
  Gross profit                          11,192    17,331    8,633   11,158
  Income from operations                 3,284     9,205    1,732    3,681
  Net income                             1,079     4,773      268    1,571
  Basic and diluted earnings
   per common share                    $  0.12  $   0.52  $  0.03  $  0.17

Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------
There were no disagreements on any matters of accounting principles or financial statement disclosure with the Company's independent accountants during the year ended June 26, 2003, the year ended June 27, 2002 or the year ended June 28, 2001.

Item 9A -- Controls and Procedures
----------------------------------
As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.


                                  PART III
                                  --------

Item 10 -- Directors and Executive Officers of the Registrant
-------------------------------------------------------------
The Sections entitled "Nominees for Election by The Holders of Common Stock" and "Nominees for Election by The Holders of Class A Stock" of the Company's Proxy Statement for the 2003 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Information relating to the executive officers of the Company is included immediately after Part I of this Report.

Item 11 -- Executive Compensation
---------------------------------
The Sections entitled "Compensation of Directors and Executive Officers", "Committees and Meetings of the Board of Directors" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" of the Company's Proxy Statement for the 2003 Annual Meeting are incorporated herein by reference.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------
The Section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the 2003 Annual Meeting is incorporated herein by reference.

Item 13 -- Certain Relationships and Related Transactions
---------------------------------------------------------
The Sections entitled "Executive Compensation" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" of the Company's Proxy Statement for the 2003 Annual Meeting are incorporated herein by reference.

Item 14 -- Principal Accountant Fees and Services
-------------------------------------------------
This item is first effective for annual reports for fiscal years ending after December 15, 2003, and therefore is not included in this filing.

                               PART IV
                               -------

Item 15 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------
 (a)(1)   Financial Statements
------------------------------
The following financial statements of the Company are included in
Part II, Item 8 of this Report:

     Report of Independent Accountants
     Consolidated Statements of Operations for the Year Ended June 26, 2003,
      the Year Ended June 27, 2002 and the Year Ended June 28, 2001 Consolidated Balance Sheets as of June 26, 2003 and June 27, 2002 Consolidated Statements of Stockholders' Equity for the Year Ended June
      26, 2003, the Year Ended June 27, 2002 and the Year Ended June 28, 2001 Consolidated Statements of Cash Flows for the Year Ended June 26, 2003,
      the Year Ended June 27, 2002 and the Year Ended June 28, 2001
     Notes to Consolidated Financial Statements

    (2)   Financial Statement Schedules
    -----------------------------------
The following information included in this Report is filed as a part hereof:

    Report of Independent Accountants on Financial Statement Schedule
    Schedule II -- Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

    (3)   Exhibits
    --------------
The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the signature page and immediately precedes the exhibits filed.

 (b)  Reports on Form 8-K
-------------------------
On April 29, 2003, the Company filed a Current Report on Form 8-K, dated April 23, 2003, announcing quarterly financial results.

 (c)  Exhibits
--------------
See Item 15(a)(3) above.

 (d)  Financial Statement Schedules
-----------------------------------
See Item 15(a)(2) above.

                                SIGNATURES
                                ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 15, 2003               JOHN B. SANFILIPPO & SON, INC.
                                        ------------------------------
                                  By:   /s/ Jasper B. Sanfilippo
                                        ------------------------
					Jasper B. Sanfilippo
					Chairman of the Board
					and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   Name                         Title                              Date
------------------------- --------------------------------- -----------------
/s/ Jasper B. Sanfilippo  Chairman of the Board and Chief   September 15, 2003
------------------------  Executive Officer and Director
Jasper B. Sanfilippo      (Principal Executive Officer)

/s/ Michael J. Valentine Executive Vice President Finance, September 15, 2003 ------------------------ Chief Financial Officer and
Michael J. Valentine      Secretary and Director
                          (Principal Financial Officer)

/s/ William R. Pokrajac   Vice President of Finance         September 15, 2003
-----------------------   (Principal Accounting Officer)
William R. Pokrajac

/s/ Mathias A. Valentine  Director                          September 15, 2003
------------------------
Mathias A. Valentine

/s/ Jim Edgar             Director                          September 15, 2003
-------------
Jim Edgar

/s/ John W.A. Buyers      Director                          September 15, 2003
--------------------
John W.A. Buyers

/s/ Timothy R. Donovan    Director                          September 15, 2003
----------------------
Timothy R. Donovan

/s/ Jeffrey T. Sanfilippo Director                          September 15, 2003
-------------------------
Jeffrey T. Sanfilippo

                   Report of Independent Auditors on
                     Financial Statement Schedule
                   ---------------------------------


To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.:

Our audits of the consolidated financial statements of John
B. Sanfilippo & Son, Inc. referred to in our report dated August 18, 2003 appearing on page 24 of this 2003 Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 15(a)(2). In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
August 18, 2003

                        JOHN B. SANFILIPPO & SON, INC.
                                 SCHEDULE II
		VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               For the year ended June 26, 2003, the year ended
               June 27, 2002 and the year ended June 28, 2001
                          (Dollars in thousands)

                                  Balance at
                                  Beginning                               Balance at
Description                       of  Period   Additions   Deductions   End of Period
-------------------------------   ----------   ---------   ----------   -------------
June 26, 2003
-------------
Allowance for doubtful accounts       $  511     $   314    $   (234)       $  591
Reserve for cash discounts               109       4,516      (4,485)          140
Reserve for customer deductions          786       7,355      (7,320)          821
                                      ------     -------    ---------       ------
Total                                 $1,406     $12,185    $(12,039)       $1,552
                                      ======     =======    =========       ======

June 27, 2002
-------------
Allowance for doubtful accounts       $  390     $   155    $    (34)       $  511
Reserve for cash discounts               109       3,928      (3,928)          109
Reserve for customer deductions          894       5,169      (5,277)          786
                                      ------     -------    ---------       ------
Total                                 $1,393     $ 9,252    $ (9,239)       $1,406
                                      ======     =======    =========       ======

June 28, 2001
-------------
Allowance for doubtful accounts       $  769     $    13    $   (392)       $  390
Reserve for cash discounts               109       3,610      (3,610)          109
Reserve for customer deductions        2,299       3,959      (5,364)          894
                                      ------     -------    ---------       ------
Total                                 $3,177     $ 7,582    $ (9,366)       $1,393
                                      ======     =======    =========       ======


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

  4.15 Amendment and Waiver to the Second Amended and Restated Note Agreement dated February 5, 1999 by and among Prudential, the Registrant, Sunshine, JBSI and Quantz(22)

  4.16 Amendment to the Second Amended and Restated Note Agreement dated May 30, 2003 by and among Prudential, the Registrant and JBSI, filed herewith

  4.17 Guaranty Agreement dated as of May 30, 2003 by JBSI in favor of Prudential, filed herewith

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

  4.22 Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Subordinated Notes)(14)

  4.23 Amendment, Consent and Waiver, dated as of March 27, 1996, by and among Teachers, Sunshine and the Registrant(16)

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

  4.26 Amendment No. 3 to Note Purchase Agreement dated as of March 31, 1998 by and among Teachers, Sunshine, Quantz and the Registrant(19)

  4.27 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Notes)(19)

  4.28 Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Subordinated Notes)(19)

  4.29 Amendment and Waiver to Note Purchase Agreement dated February 5, 1999 by and among Teachers, Sunshine, Quantz, JBSI and the Registrant(22)

  4.30 Amendment and waiver to Note Purchase Agreement dated October 26, 1999 between Teachers and the Registrant(23)

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

 10.12 Party Wall Agreement, dated March 3, 1995 between the Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628, and the Arthur/Busse Limited Partnership(12)

 10.13 Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.14 Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.15     The Registrant's 1991 Stock Option Plan(1)

*10.16     First Amendment to the Registrant's 1991 Stock Option Plan(4)

*10.17 John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, and Collateral Assignment from John E. Sanfilippo as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, as assignor, to Registrant, as assignee(7)

*10.18 John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, Mathias Valentine, Mary Valentine and Registrant, and Collateral Assignment from Michael
           J. Valentine, as trustee of the Valentine Life Insurance Trust, dated May 15, 1991, as assignor, and Registrant, as assignee(7)

 10.19 Outsource Agreement between the Registrant and Preferred Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT REQUESTED](12)

 10.20 Letter Agreement between the Registrant and Preferred Products, Inc. dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](12)

*10.21     The Registrant's 1995 Equity Incentive Plan(13)

 10.22 Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(15)

 10.23 First Mortgage and Security Agreement (the "ILIC Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois(15)

 10.24 Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(15)

 10.25 Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(15)

 10.26 Credit Agreement dated as of March 31, 1998 among the Registrant, Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA"), and LNB(19)

*10.27     The Registrant's 1998 Equity Incentive Plan(22)

*10.28     First Amendment to the Registrant's 1998 Equity Incentive Plan(25)

 10.29 Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A.("STB") (replacing KNA)(24)

 10.30 Third Amendment to Credit Agreement dated May 20, 2002 by and among the Registrant, JBSI, USB as Agent, LNB and STB)(26)

 10.31 Fourth Amendment to Credit Agreement dated May 30, 2003 by and among the Registrant, JBSI, USB as Agent, LNB and STB, filed herewith

 10.32 Revolving Credit Note in the principal amount of $40.0 million executed by the Registrant and JBSI in favor of USB, dated as of May 30, 2003, filed herewith

 10.33 Revolving Credit Note in the principal amount of approximately $22.9 million executed by the Registrant and JBSI in favor of STB, dated as of May 30, 2003, filed herewith

 10.34 Revolving Credit Note in the principal amount of approximately $17.1 million executed by the Registrant and JBSI in favor of LSB, dated as of May 30, 2003, filed herewith

 10.35 Industrial Building Lease between the Registrant and Cabot Acquisition, LLC dated April 18, 2003, filed herewith

 11-20     Not applicable

 21        Subsidiaries of the Registrant, filed herewith

 22        Not applicable

 23        Consent of PricewaterhouseCoopers LLP, filed herewith

 24-31     Not applicable

 31.1 Certification of Jasper B. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

 31.2 Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

 32.1      Certification of Jasper B. Sanfilippo pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

 32.2      Certification of Michael J. Valentine pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

 33-99     Not applicable

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