Form 10-Q
period 2003-09-25
SANFILIPPO JOHN B & SON INC
filed 2003-11-06
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                      ----------------------------------

                                 FORM 10-Q

(Mark One)

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

	For the quarterly period ended September 25, 2003

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

As of November 6, 2003, 5,686,724 shares of the Registrant's Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 3,667,426 shares of the Registrant's Class A Common Stock, $0.01 par value per share, were outstanding.

                      JOHN B. SANFILIPPO & SON, INC.
                      ------------------------------
                            INDEX TO FORM 10-Q
                            ------------------

PART I.  FINANCIAL INFORMATION                                  PAGE NO.
------------------------------                                  --------
Item 1 -- Consolidated Financial Statements (Unaudited):
--------------------------------------------------------
Consolidated Statements of Operations for the quarters ended
 September 25, 2003 and September 26, 2002                           3

Consolidated Balance Sheets as of September 25, 2003
 and June 26, 2003                                                   4

Consolidated Statements of Cash Flows for the quarters ended
 September 25, 2003 and September 26, 2002                           5

Notes to Consolidated Financial Statements                           6

Item 2 -- Management's Discussion and Analysis of
 Financial Condition and Results of Operations                       9
-------------------------------------------------
Item 3 -- Quantitative and Qualitative Disclosures
 About Market Risk                                                  16
--------------------------------------------------
Item 4 -- Controls and Procedures                                   16
---------------------------------

PART II.  OTHER INFORMATION
---------------------------
Item 6 -- Exhibits and Reports on Form 8-K                          17

SIGNATURE                                                           18
---------
EXHIBIT INDEX                                                       19
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



                                               For the Quarter Ended
                                    ----------------------------------------
                                    September 25, 2003    September 26, 2002
                                    ------------------    ------------------
Net sales                                  $121,748               $93,069
Cost of sales                                99,268                82,027
                                           --------               -------
Gross profit                                 22,480                11,042
                                           --------               -------
Selling expenses                              6,018                 4,851
Administrative expenses                       3,843                 2,373
                                           --------               -------
                                              9,861                 7,224
                                           --------               -------
Income from operations                       12,619                 3,818
                                           --------               -------
Other income (expense):
  Interest expense                             (995)               (1,178)
  Rental income                                 118                   111
                                           --------               -------
                                               (877)               (1,067)
                                           --------               -------
Income before income taxes                   11,742                 2,751
Income tax expense                            4,580                 1.073
                                           --------               -------
Net income and comprehensive income        $  7,162               $ 1,678
                                           ========               =======
Basic earnings per common share            $   0.77               $  0.18
                                           ========               =======
Diluted earnings per common share          $   0.76               $  0.18
                                           ========               =======

The accompanying notes are an integral part of these financial statements

                       JOHN B. SANFILIPPO & SON, INC.
                       ------------------------------
                        CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                             (Unaudited)
                                          September 25, 2003   June 26, 2003
                                          ------------------   -------------
ASSETS
------
CURRENT ASSETS:
  Cash                                             $  3,173        $  2,448
  Accounts receivable, less allowances
   of $2,136 and $1,552, respectively                42,864          29,142
  Inventories                                       105,701         112,016
  Deferred income taxes                               1,257           1,257
  Income taxes receivable                                --             469
  Prepaid expenses and other current assets           2,285           2,192
                                                   --------        --------
TOTAL CURRENT ASSETS                                155,280         147,524
                                                   --------        --------
PROPERTIES:
  Buildings                                          61,623          61,485
  Machinery and equipment                            91,374          89,980
  Furniture and leasehold improvements                5,421           5,385
  Vehicles                                            3,216           3,185
  Construction in progress                            2,922           1,057
                                                   --------        --------
                                                    164,556         161,092
  Less:  Accumulated depreciation                    97,968          95,838
                                                   --------        --------
                                                     66,588          65,254
  Land                                                1,863           1,863
                                                   --------        --------
TOTAL PROPERTIES                                     68,451          67,117
                                                   --------        --------
OTHER ASSETS:
  Goodwill and other intangibles                      4,263           4,370
  Miscellaneous                                       4,449           4,716
                                                   --------        --------
TOTAL OTHER ASSETS                                    8,712           9,086
                                                   --------        --------
TOTAL ASSETS                                       $232,443        $223,727
                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable                                    $ 10,889        $ 29,702
  Current maturities of long-term debt               10,946          10,776
  Accounts payable                                   33,026          13,658
  Drafts payable                                     10,846           5,507
  Accrued expenses                                   12,124          12,699
  Income taxes payable                                3,850              --
                                                   --------        --------
TOTAL CURRENT LIABILITIES                            81,681          72,342
                                                   --------        --------
LONG-TERM DEBT                                       21,790          29,640
                                                   --------        --------
LONG-TERM DEFERRED INCOME TAXES                       2,964           2,964
                                                   --------        --------
STOCKHOLDERS' EQUITY
  Class A Common Stock, convertible to Common
   Stock on a per share basis, cumulative
   voting rights of ten votes per share,
   $.01 par value; 10,000,000 shares authorized,
   3,667,426 shares issued and outstanding               37              37
  Common Stock, non-cumulative voting rights
   of one vote per share, $.01 par value;
   10,000,000 shares authorized, 5,784,874 and
   5,775,564 shares issued and outstanding,
   respectively                                          58              58
  Capital in excess of par value                     58,976          58,911
  Retained earnings                                  68,141          60,979
  Treasury stock, at cost; 117,900 shares            (1,204)         (1,204)
                                                   --------        --------
TOTAL STOCKHOLDERS' EQUITY                          126,008         118,781
                                                   --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $232,443        $223,727
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

                                               For the Quarter Ended
                                       ---------------------------------------
                                       September 25, 2003   September 26, 2002
                                       ------------------   ------------------
Cash flows from operating activities:
 Net income                                    $  7,162             $  1,678
  Adjustments:
   Depreciation and amortization                  2,681                2,467
   Gain on disposition of properties                 --                   (2)
   Change in current assets and
    current liabilities:
     Accounts receivable, net                   (13,722)              (8,695)
     Inventories                                  6,315                7,752
     Prepaid expenses and other
      current assets                                (93)                 456
     Accounts payable                            19,368                6,478
     Drafts payable                               5,339                6,097
     Accrued expenses                              (575)               1,108
     Income taxes receivable/payable              4,319                  849
  Other                                            (176)                (119)
                                               --------             --------
  Net cash provided by operating activities      30,618               18,069
                                               --------             --------
Cash flows from investing activities:
 Acquisition of properties                       (3,465)              (3,413)
 Proceeds from disposition of properties             --                    5
                                               --------             --------
 Net cash used in investing activities           (3,465)              (3,408)
                                               --------             --------
Cash flows from financing activities:
 Net borrowings on notes payable                (18,813)             (11,988)
 Principal payments on long-term debt            (7,680)              (2,661)
 Issuance of Common Stock                            65                   --
                                               --------             --------
 Net cash used in financing activities          (26,428)             (14,649)
                                               --------             --------
Net increase in cash                                725                   12
Cash:
   Beginning of period                            2,448                1,272
                                               --------             --------
   End of period                               $  3,173             $  1,284
                                               ========             ========
Supplemental disclosures:
   Interest paid                               $  1,442             $  1,105
   Income taxes paid                                289                  239



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

Note 2 -- Inventories
---------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:


                                        September 25,   June 26,
                                             2003         2003
                                        -------------   --------
     Raw material and supplies             $ 26,643     $ 36,852
     Work-in-process and finished goods      79,058       75,164
                                           --------     --------
                                           $105,701     $112,016
                                           ========     ========


Note 3 -- Earnings Per Common Share
-----------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:


                                   For the Quarter Ended September 25, 2003
                                   ----------------------------------------
                                       Income         Shares     Per-Share
                                     (Numerator)  (Denominator)    Amount
                                     -----------  -------------  ---------
Net Income                              $7,162
Basic Earnings Per Common Share
  Income available to common
   stockholders                         $7,162       9,328,884      $0.77
                                                                    =====
Effect of Dilutive Securities
  Stock options                                        151,397
Diluted Earnings Per Common Share
  Income available to common
   stockholders                         $7,162       9,480,281      $0.76
                                        ======       =========      =====


                                   For the Quarter Ended September 26, 2002
                                   ----------------------------------------
                                       Income         Shares     Per-Share
                                     (Numerator)  (Denominator)    Amount
                                     -----------  -------------  ---------
Net Income                              $1,678
Basic Earnings Per Common Share
  Income available to common
   stockholders                         $1,678       9,153,465      $0.18
                                                                    =====
Effect of Dilutive Securities
  Stock options                                         57,815
Diluted Earnings Per Common Share
  Income available to common
   stockholders                         $1,678       9,211,280      $0.18
                                        ======       =========      =====


The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:

                                                        Weighted-Average
                                     Number of Options   Exercise Price
                                     -----------------  ----------------
  Quarter Ended September 25, 2003          26,143            $16.48
  Quarter Ended September 26, 2002         119,398            $ 9.24



Note 4 -- Stock Option Plans
----------------------------
The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans with the alternative method of SFAS 123, "Accounting for Stock-Based Compensation", the effect on the Company's net income for the quarters ended September 25, 2003 and September 26, 2002 would not have been significant.

Note 5 -- Recent Accounting Pronouncements
------------------------------------------
In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends certain provisions of SFAS 123 and is effective for fiscal years beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148, and is currently evaluating its accounting alternatives under SFAS 148.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective during the second quarter of fiscal 2004. The Company enters into various transactions with certain related parties including the rental of buildings under capital leases and purchases from entities owned either directly or indirectly by certain directors, officers and stockholders of the Company. Based on management's initial analysis, it is at least reasonably possible that the Company may be required to consolidate or disclose information for one or more of these entities once the provisions of FIN 46 become effective during the second quarter of fiscal 2004.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. SFAS 149 became effective during the first quarter of fiscal 2004 and had no impact on the Company's consolidated financial statements, as the Company is not currently a party to derivative financial instruments included in this standard.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 became effective during the first quarter of fiscal 2004 and had no impact on the Company's consolidated financial statements, as the Company is not currently a party to such instruments included in this standard.

Note 6 -- Management's Statement
--------------------------------
The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The data presented on the balance sheet for the fiscal year ended June 26, 2003 were derived from audited financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K for the year ended June 26, 2003.

Item 2 -- Management's Discussion and Analysis of Financial Condition
           and Results of Operations
---------------------------------------------------------------------
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

General
-------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At September 25, 2003, the Company's inventories totaled approximately $105.7 million compared to approximately $112.0 million at June 26, 2003, and approximately $91.7 million at September 26, 2002. The decrease in inventories at September 25, 2003 when compared to June 26, 2003 occurred primarily because the majority of nut purchases are made during the second and third quarters of the Company's fiscal year. The increase in inventories at September 25, 2003 when compared to September 26, 2002 is primarily due to (i) an increase in finished goods to support the increase in sales volume, and (ii) an increase in the purchase price of pecans. See "Factors That May Affect Future Results" -- "Availability of Raw Materials and Market Price Fluctuations." At September 25, 2003, net accounts receivable were approximately $42.9 million compared to approximately $29.1 million at June 26, 2003 and approximately $32.8 million at September 26, 2002. The increase in net accounts receivable at September 25, 2003 when compared to June 26, 2003 is due primarily to the seasonality of the Company's business. The increase in net accounts receivable at September 25, 2003 when compared to September 26, 2002 is due primarily to the increase in net sales for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. See "Results of Operations -- Net Sales".

The Company's fiscal year ends on the last Thursday of June each year, and references herein to "fiscal" years are to the fiscal years ended in the indicated calendar year (for example, "fiscal 2004" refers to the Company's fiscal year ending June 24, 2004). The Company's fiscal year typically consists of fifty-two weeks (four thirteen week quarters).

Results of Operations
---------------------
Net Sales. Net sales increased from approximately $93.1 million for the first quarter of fiscal 2003 to approximately $121.7 million for the first quarter of fiscal 2004, an increase of approximately $28.7 million, or 30.8%. The increase in net sales was due primarily to higher unit volume sales in the Company's consumer, industrial, export and food service distribution channels. The increase in net sales in the consumer distribution channel was due primarily to an increase in Fisher brand and private label business through the expansion of business to existing customers. The increase in net sales in the industrial distribution channel was due primarily to the increased usage of nuts as ingredients in food products. The increase in net sales in the export distribution channel was due primarily to higher almond and pecan sales to the Asian and European markets. The increase in net sales in the food service distribution channel was due primarily to the food service industry rebounding from a decline in business during fiscal 2003. Net sales in the contract packaging distribution channel declined slightly in the first quarter of fiscal 2004 when compared to the first quarter of fiscal 2003. The Company believes that a portion of the overall increase in net sales is attributable to the growing awareness of the health benefits of nuts in the daily diet.

The following table shows a quarterly comparison of sales by distribution channel, as a percentage of total sales:

                                      First Quarter Ended
                            ------------------------------------------
Distribution Channel        September 25, 2003      September 26, 2002
--------------------        ------------------      ------------------
Consumer                            58.4%                   56.4%
Industrial                          20.1                    20.9
Food Service                         9.1                     9.0
Contract Packaging                   5.7                     7.2
Export                               6.7                     6.5
                                   -----                   -----
Total                              100.0%                  100.0%
                                   =====                   =====

The following table shows a quarterly comparison of sales by product type, as a percentage of total sales:


                                      First Quarter Ended
                            ------------------------------------------
Product Type                September 25, 2003      September 26, 2002
------------                ------------------      ------------------
Peanuts                             27.0%                   28.0%
Pecans                              18.6                    16.8
Cashews & Mixed Nuts                23.6                    22.8
Walnuts                             10.0                    12.1
Almonds                             10.6                     7.9
Other                               10.2                    12.4
                                   -----                   -----
Total                              100.0%                  100.0%
                                   =====                   =====

Gross Profit. Gross profit for the first quarter of fiscal 2004 increased approximately 103.6% to approximately $22.5 million from approximately $11.0 million for the first quarter of fiscal 2003. Gross profit margin increased from approximately 11.9% for the first quarter of fiscal 2003 to approximately 18.5% for the first quarter of fiscal 2004. The increase in gross profit margin was due primarily to: (i) increased plant utilization, as certain costs of sales are of a fixed nature, (ii) changes in the sales mix, (iii) lower costs for peanuts, and (iv) a writedown of approximately $1.2 million, or a 1.3 percentage point effect on gross profit margin, in the value of the Company's peanut inventory in the first quarter of fiscal 2003 for the anticipated effect of the 2002 Farm Bill (as defined below). Also, favorably impacting gross profit margin in the first quarter of fiscal 2004 were better than anticipated results in the Company's pecan shelling operation for the 2002 pecan crop. These favorable results became apparent as the remaining balance of the 2002 pecan crop was shelled during the first quarter of fiscal 2004. The effect of this pecan quantity increase was partially offset by (i) an increase in the amount due to almond growers pursuant to the final settlement of the 2002 crop, and (ii) a writedown in the value of the Company's pecan inventory in anticipation of a decrease in the pecan market for the 2003 crop. The net effect of the pecan inventory quantity increase, the almond liability increase and the pecan value writedown was approximately $0.8 million, or a 0.7 percentage point increase in gross profit margin.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales increased from approximately 7.8% for the first quarter of fiscal 2003 to approximately 8.1% for the first quarter of fiscal 2004. Selling expenses as a percentage of net sales decreased from approximately 5.2% for the first quarter of fiscal 2003 to approximately 4.9% for the first quarter of fiscal 2003. This decrease was due primarily to: (i) continuous efforts to control expenses and (ii) the fixed nature of certain of these expenses relative to a larger revenue base. Administrative expenses as a percentage of net sales increased from approximately 2.5% for the first quarter of fiscal 2003 to approximately 3.2% for the first quarter of fiscal 2004. This increase was due primarily to higher employee incentive compensation due to the Company's improved operating results in fiscal 2004. Also contributing to the increase in administrative expenses were higher legal and professional fees related to (i) the U.S. Department of Justice's investigation of the peanut shelling industry and (ii) compliance with the Sarbanes-Oxley Act of 2002 and other corporate governance regulation. See "Factors That May Affect Future Results -- Peanut Shelling Industry Antitrust Investigation."

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $3.8 million, or 4.1% of net sales, for the first quarter of fiscal 2003, to approximately $12.6 million, or 10.4% of net sales, for the first quarter of fiscal 2004.

Interest Expense. Interest expense decreased from approximately $1.2 million for the first quarter of fiscal 2003 to approximately $1.0 million for the first quarter of fiscal 2004. The decrease in interest expense was due primarily to lower average rates of borrowings, as long-term debt is paid off. During the first quarter of fiscal 2004, the Company paid the first of three annual installments on its $15.0 million subordinated debt, which bears a 9.38% interest rate.

Income Taxes. Income tax expense was approximately $4.6 million, or 39.0% of income before income taxes for the first quarter of fiscal 2004 compared to approximately $1.1 million, or 39.0% of income before income taxes, for the first quarter of fiscal 2003.

Net Income. Net income was approximately $7.2 million, or $0.77 basic per common share ($0.76 diluted), for the first quarter of fiscal 2004, compared to approximately $1.7 million, or $0.18 per common share (basic and diluted), for the first quarter of fiscal 2003.


Liquidity and Capital Resources
-------------------------------
During the first quarter of fiscal 2004, the Company continued to finance its activities through the combination of a bank credit facility (the "Bank Credit Facility") entered into on March 31, 1998, $35.0 million borrowed under a long-term financing facility originally entered into by the Company in 1992 (the "Long-Term Financing Facility") and $25.0 million borrowed on September 12, 1995 under a long-term financing arrangement entered into in 1995 (the "Additional Long-Term Financing").

Net cash provided by operating activities was approximately $30.6 million for the first quarter of fiscal 2004 compared to approximately $18.0 million for the first quarter of fiscal 2003. The increase in cash provided by operating activities for the first quarter of fiscal 2004 when compared to the first quarter of fiscal 2003 was due primarily to improved operating results. Nut purchases were approximately 26.3% greater in the first quarter of fiscal 2004 than in the first quarter of fiscal 2003, in order to support the corresponding increase in net sales. During the first quarter of fiscal 2004, the Company spent approximately $3.5 million on capital expenditures, compared to approximately $3.4 million for the first quarter of fiscal 2003. The most significant project for fiscal 2004 is the expansion of the storage capacity of inshell pecans at the Selma, Texas facility. This project should be completed during the second quarter of fiscal 2004. The Company is currently exploring the possible consolidation of its Chicago area production facilities into a single location through the construction of a new production facility. If the consolidation proceeds, it is unlikely that such a facility could be financed using the Company's existing credit facilities. In that event, the Company would consider evaluating other financing alternatives, including but not limited to debt financing, the issuance of common stock in a private placement and/or a public offering. During the first quarter of fiscal 2004, the Company repaid approximately $7.7 million of long-term debt compared to approximately $2.7 million during the first quarter of fiscal 2003, as the first scheduled annual $5.0 million payment of subordinated debt under the Additional Long-Term Financing became due.

The Bank Credit Facility is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $73.1 million, in the aggregate, and matures, as amended, on May 31, 2006, and (ii) a letter of credit of approximately $6.9 million to secure industrial development bonds, which matures on June 1, 2006. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 2.83% at September 25, 2003) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate. As of September 25, 2003, the Company had approximately $58.7 million of available credit under the Bank Credit Facility.

As of September 25, 2003, the total principal amount outstanding under the Long-Term Financing Facility was $5.5 million of the original amount borrowed of $35.0 million. Of the remaining balance of $5.5 million, $2.65 million bears interest at rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $1.3 million, with the final installment due on August 16, 2004. The remaining approximately $2.85 million of this indebtedness bears interest at a rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $0.5 million, with the final installment due on May 15, 2006.

As of September 25, 2003, the total principal amount outstanding under the Additional Long-Term Financing was approximately $12.9 million of the original amount borrowed of $25.0 million. Of the remaining balance of approximately $12.9 million, approximately $2.9 million bears interest at a rate of 8.3% per annum payable semiannually, and requires equal annual principal installments of approximately $1.4 million, with the final installment due on September 1, 2005. The remaining $10.0 million of this indebtedness (which is subordinated to the Company's other financing facilities) bears interest at a rate of 9.38% per annum payable semiannually, and requires equal annual principal installments of $5.0 million, with the final installment due on September 1, 2005.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company's annual capital expenditures; and (iii) require that Jasper
B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit
Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million and prohibits the Company from redeeming shares of capital stock. As of September 25, 2003, the Company was in compliance with all restrictive covenants under its financing facilities. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future. However, if the Company elects to construct a new processing facility, additional financing sources may be required to fund the capital expenditures that would be necessary for that project.

Recent Accounting Pronouncements
--------------------------------
In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends certain provisions of SFAS 123 and is effective for fiscal years beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148, and is currently evaluating its accounting alternatives under SFAS 148.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective during the second quarter of fiscal 2004. The Company enters into various transactions with certain related parties including the rental of buildings under capital leases and purchases from entities owned either directly or indirectly by certain directors, officers and stockholders of the Company. Based on management's initial analysis, it is at least reasonably possible that the Company may be required to consolidate or disclose information for one or more of these entities once the provisions of FIN 46 become effective during the second quarter of fiscal 2004.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. SFAS 149 became effective during the first quarter of fiscal 2004 and had no impact on the Company's consolidated financial statements, as the Company is not currently a party to derivative financial instruments included in this standard.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 became effective during the first quarter of fiscal 2004 and had no impact on the Company's consolidated financial statements, as the Company is not currently a party to such instruments included in this standard.


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

Factors That May Affect Future Results
--------------------------------------
(a) Availability of Raw Materials and Market Price Fluctuations
---------------------------------------------------------------
The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans and other nuts are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions and plant diseases. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the United States Department of Agriculture ("USDA") or other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. Shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company's inventories and the Company's profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See "General".

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

(d) Inventory Measurement
-------------------------
The Company purchases its inshell nut inventories in large quantities at harvest times (primarily during the second and third quarters of the Company's fiscal year) and receives inshell nut shipments by the truckload. The weights of the inshell nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The inshell nuts are than stored in bulk in large warehouses to be shelled throughout the year. The inshell inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or on the basis of calculations that are further based upon the shelled nuts that are produced. While the Company performs various procedures to confirm the accuracy of its inshell nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations. The complete accuracy of the inshell inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. Historically the adjustments related to inventory measurement have not had a material impact on the Company's results of operations. However, there can be no assurance that such inventory quantity adjustments will not have a material adverse effect on the Company's results of operations in the future.

(e) 2002 Farm Bill
------------------
The Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") terminated the federal peanut quota program beginning with the 2002 crop year. The 2002 Farm Bill replaced the federal peanut quota program with a fixed payment system through the 2007 crop year that can be either coupled or decoupled. A coupled system is tied to the actual amount of production, while a decoupled system is not. The series of loans and subsidies established by the 2002 Farm Bill is similar to the systems used for other crops such as grains and cotton. To compensate farmers for the elimination of the peanut quota, the 2002 Farm Bill provides a buy-out at a specified rate for each pound of peanuts that had been in that farmer's quota under the prior program. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price.

The termination of the federal peanut quota program has resulted in a decrease in the Company's cost for peanuts. Selling prices have not been adversely affected in a material manner during fiscal 2003 and during the first quarter of fiscal 2004, resulting in a favorable impact on the Company's gross profit and gross profit margin. There are no assurances that selling prices for peanuts will not be adversely affected in the future or that the termination of the federal peanut quota program will not have an adverse effect on the Company's business.

(f) Public Health Security and Bioterrorism Preparedness and Response
    Act of 2002
---------------------------------------------------------------------
The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded in part by passing the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the "Bioterrorism Act"). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services ("HHS") to take action to protect the nation's food supply against the threat of international contamination. The Food and Drug Administration ("FDA"), as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods, (iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. FDA is the process of issuing rules in each of these categories, which rules are generally required to be in effect by December 12, 2003. There can be no assurances that effects of the Bioterrorism Act and the related rules, including any potential disruption in the Company's supply of imported nuts due to any administrative detention, will not have a material adverse effect on the Company's business, financial position or results of operations in the future.

(g) Peanut Shelling Industry Antitrust Investigation
----------------------------------------------------
On June 17, 2003, the Company received a subpoena for the production of documents and records from the Antitrust Division of the U.S. Department of Justice in connection with an antitrust investigation of a portion of the peanut shelling industry. The Company expects to cooperate fully in the investigation. There can be no assurances as to the impact of the investigation on the peanut shelling industry or that the investigation will not have a material adverse effect on the Company.

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

Item 4 -- Controls and Procedures
---------------------------------
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended September 25, 2003 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
---------------------------

Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
  (a) The exhibits filed herewith are listed in the exhibit index that follows the certifications page and immediately precedes the exhibits filed.

  (b)  Reports on Form 8-K:

       On August 21, 2003, the Company filed a Current Report on Form 8-K, dated August 19, 2003, announcing quarterly and annual financial results.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JOHN B. SANFILIPPO & SON, INC.

Date: November 6, 2003                    By: /s/ Michael J.Valentine
                                          ---------------------------
                                          Michael J. Valentine
                                          Executive Vice President Finance,
                                           Chief Financial Officer
                                           and Secretary

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

  4.15 Amendment and Waiver to the Second Amended and Restated Note Agreement dated February 5, 1999 by and among Prudential, the Registrant, Sunshine, JBSI and Quantz(22)

  4.16 Amendment to the Second Amended and Restated Note Agreement dated May 30, 2003 by and among Prudential, the Registrant and JBSI(27)

  4.17 Guaranty Agreement dated as of May 30, 2003 by JBSI in favor of Prudential(27)

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

 10.22 Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(15)

 10.23 First Mortgage and Security Agreement (the "ILIC Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois(15)

 10.24 Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(15)

 10.25 Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory. Note, the ILIC Mortgage and the Arlington Heights facility(15)

 10.26 Credit Agreement dated as of March 31, 1998 among the Registrant, Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA"), and LNB(19)

 10.27    The Registrant's 1998 Equity Incentive Plan(22)

 10.28    First Amendment to the Registrant's 1998 Equity Incentive Plan(25)

 10.29 Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A.("STB")(replacing KNA)(24)

 10.30 Third Amendment to Credit Agreement dated May 20, 2002 by and among the Registrant, JBSI, USB as Agent, LNB and STB(26)

 10.31 Fourth Amendment to Credit Agreement dated May 30, 2003 by and among the Registrant, JBSI, USB as Agent, LNB and STB(27)

 10.32 Revolving Credit Note in the principal amount of $40.0 million executed by the Registrant and JBSI in favor of USB, dated as of May 30, 2003(27)

 10.33 Revolving Credit Note in the principal amount of approximately $22.9 million executed by the Registrant and JBSI in favor of STB, dated as of May 30, 2003(27)

 10.34 Revolving Credit Note in the principal amount of approximately $17.1 million executed by the Registrant and JBSI in favor of LSB, dated as of May 30, 2003(27)

 10.35 Industrial Building Lease between the Registrant and Cabot Acquisition, LLC dated April 18, 2003(27)

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

(26) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 2002 (Commission File No. 0-19681).

(27) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 2003 (Commission File No. 0-19681).