Form 10-K/A
period 2003-06-26
SANFILIPPO JOHN B & SON INC
filed 2004-01-27
CIK 880117

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ].___

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

                                EXPLANATORY NOTE

John B. Sanfilippo & Son, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended June 26, 2003, originally filed September 15, 2003 (the "Form 10-K"), principally to amend specific items of the Form 10-K to reflect the change in classification of freight costs, which had previously been recorded as a reduction in net sales rather than selling expenses, in accordance with the guidance of Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs." See
Note 12 to the consolidated financial statements. In addition, the Company has enhanced certain previously included disclosures within the accounting policies and commitments and contingencies footnotes. The changes in classification had no effect on the Company's income from operations, including no effect on net income or earnings per share, nor our consolidated balance sheet, stockholders equity and cash flows for the periods stated above. This Amendment No. 1 amends only portions of the Form 10-K; the remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-K.

This Amendment No. 1 contains changes to the following disclosures:

-  Part II - Item 6. Selected Financial Data

- Part II - Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Results of Operations.

- Part II - Item 8. Financial Statements and Supplementary Data -- John B. Sanfilippo & Son, Inc. Consolidated Statements of Operations for the years ended June 26, 2003, June 27, 2002, June 28, 2001.

- Part II - Item 8. Financial Statements and Supplementary Data -- Supplementary Quarterly Data.

- Part IV - Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

                                     PART II

ITEM 6 -- SELECTED FINANCIAL DATA

The following is the Company's historical consolidated financial data as of and for the years ended June 26, 2003, June 27, 2002, June 28, 2001, June 29, 2000 and June 24, 1999. Information for the three most recent fiscal years has been derived from the Company's audited consolidated financial statements. The financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information below is not necessarily indicative of the results of future operations. No dividends have been declared since 1995.

STATEMENT OF OPERATIONS DATA:  ($ in thousands, except per share data)

                                                                        Year Ended
                                         -----------------------------------------------------------------------
                                           June 26,      June 27,        June 28,      June 29,        June 24,
                                            2003           2002            2001         2000(1)          1999
                                          --------       --------        --------      --------        --------
                                         Restated (2)   Restated (2)    Restated (2)  Restated (2)   Restated (2)
Net sales                                 $419,676       $352,799        $342,357      $326,619        $312,966
Cost of sales                              347,041        294,931         283,278       272,025         268,333
                                          --------       --------        --------      --------        --------
Gross profit                                72,635         57,868          59,079        54,594          44,633
Selling and administrative expenses         43,806         39,966          38,678        35,997          32,705
                                          --------       --------        --------      --------        --------
Income from operations                      28,829         17,902          20,401        18,597          11,928
Interest expense                            (4,681)        (5,757)         (8,365)       (8,036)         (9,269)
Other income                                   486            590             622           701             510
                                          --------       --------        --------      --------        --------
Income before income taxes                  24,634         12,735          12,658        11,262           3,169
Income tax expense                           9,607          5,044           5,063         4,505           1,373
                                          --------       --------        --------      --------        --------
Net income                                $ 15,027       $  7,691        $  7,595      $  6,757        $  1,796
                                          ========       ========        ========      ========        ========
Basic earnings per common share           $   1.63       $   0.84        $   0.83      $   0.74        $   0.20
Diluted earnings per common share         $   1.61       $   0.84        $   0.83      $   0.74        $   0.20

BALANCE SHEET DATA:  ($ in thousands)

                                           June 26,      June 27,        June 28,       June 29,       June 24,
                                            2003           2002            2001 (1)       2000           1999
                                          --------       --------        --------      --------        --------
Working capital                           $ 75,182       $ 67,645        $ 55,055      $ 60,168        $ 53,515
Total assets                               223,727        206,815         211,007       217,031         207,331
Long-term debt, less current maturities     29,640         40,421          39,109        51,779          57,508
Total debt                                  70,118         69,623          89,307        99,355          99,591
Stockholders' equity                       118,781        102,060          94,346        86,751          79,994

(1) The fiscal year ended June 29, 2000 consists of 53 weeks. All other fiscal years presented consist of 52 weeks.

(2) The Company has restated its financial statements to change the classification of freight costs, which had previously been reported as a reduction in net sales rather than selling expenses. The change in its classification increases net sales and selling expenses by a corresponding amount and had no effect on income from operations or net income, nor the Company's consolidated balance sheet and cash flows. See Note 12 in Notes to Consolidated Financial Statements.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

CRITICAL ACCOUNTING POLICIES

The accounting policies as disclosed in the Notes to Consolidated Financial Statements are applied in the preparation of the Company's financial statements and accounting for the underlying transactions and balances. The policies discussed below are considered by management to be critical for an understanding of the Company's financial statements because the application of these policies places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks, if applicable, for these critical accounting policies are described in the following paragraphs. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements. Preparation of this Annual Report on Form 10-K/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs are reviewed quarterly. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of the Company's inventory and thus the Company's gross profit and gross profit margin. If expected market sales prices were to move below cost, the Company would record adjustments to write down the carrying values of inventories to fair market value.

INTRODUCTORY FUNDS

The ability to sell to certain retail customers often requires upfront payments by the Company. Such payments are made pursuant to contracts that usually stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. The cost of these payments is initially recorded as an asset and is amortized on a straight-line basis over the term of the contract and is recorded as a reduction in net sales.

RELATED PARTY TRANSACTIONS

As discussed in Note 7 and Note 9 of the Notes to Consolidated Financial Statements, the Company leases space from related parties and transacts with other related parties in the normal course of business. These related party transactions are conducted on an arm's-length basis.

NET SALES AND SELLING EXPENSE RESTATEMENT

In accordance with authoritative accounting literature, we have changed the classification of our freight costs. As a result, we have restated our Consolidated Statements of Operations included in our annual financial statements on Form 10-K for the fiscal years ended June 26, 2003, June 27, 2002, and June 28, 2001 and our quarterly filing for the thirteen weeks ended September 25, 2003. The purpose of this restatement is to change the classification of our freight costs, which had previously been reflected as a reduction in net sales as selling expenses, in accordance with the guidance of Emerging Issues Task Force No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs." We have included a disclosure of our accounting policy related to shipping and handling costs (Note 1 to our financial statements) and have made the appropriate modifications to the Consolidated Statements of Operations to give effect to this change in classification.

As a result of this restatement, our net sales, gross profit, selling expenses and total selling, general and administrative expenses each increased by the corresponding amount of our freight costs. These changes, however, had no effect on our balance sheet, stockholders' equity, cash flows or income, including net income and earnings per share.

EITF 00-10 allows companies to classify shipping and handling costs in either or both of costs of goods sold or selling, general and administrative costs. We have elected to classify our shipping and handling costs (including freight costs) as selling expenses. We believe our presentation makes our financial statements comparable to similar companies in our industry. Some other comparable companies, however, include shipping and handling costs in their costs of goods sold and others include portions of shipping and handling costs in both their costs of goods sold and selling, general and administrative expenses.

As a result of classifying our freight costs as selling expenses, we report higher gross profit than if we had classified these costs as costs of goods sold. Our income from operations, net income and earnings per share would be the same under either approach.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2002 to fiscal 2003 and from fiscal 2001 to fiscal 2002.

                                       Percentage of Net Sales                   Percentage Increase (Decrease)
                                       -----------------------                   ------------------------------
                              Fiscal 2003    Fiscal 2002    Fiscal 2001    Fiscal 2003 vs. 2002   Fiscal 2002 vs. 2001
                              -----------    -----------    -----------    --------------------   --------------------
Net sales                        100.0%         100.0%         100.0%              19.0%                    3.1%

Gross profit                      17.3           16.4           17.3               25.5                    (2.0)

Selling expenses                   7.9            8.7            8.7                8.5                     2.9

Administrative expenses            2.5            2.6            2.6               13.1                     4.7

Income from operations             6.9            5.1            6.0               61.0                   (12.2)

FISCAL 2003 COMPARED TO FISCAL 2002

NET SALES. Net sales increased from approximately $352.8 million for fiscal 2002 to approximately $419.7 million for fiscal 2003, an increase of approximately $66.9 million or 19.0%. The increase in net sales was due primarily to higher unit volume sales to the Company's retail, export and industrial customers. The increase in net sales to retail customers was due primarily to an increase in private label business through the addition of new customers and the expansion of business to existing customers. The increase in net sales to export customers is due primarily to higher almond sales to the Asian market and increased snack nut sales to the Canadian market. The increase in sales to industrial customers is due primarily to the increased usage of nuts as ingredients in food products. The Company believes that a portion of the overall increase in net sales is attributable to the growing awareness of the health benefits of nuts in the daily diet.

The following table shows an annual comparison of sales by distribution channel, as a percentage of total net sales:

                                            Year Ended
                                            ----------
Distribution Channel           June 26, 2003           June 27, 2002
--------------------           -------------           -------------
Consumer                            56.7%                   56.9%
Industrial                          20.5                    20.5
Food Service                         8.8                    10.8
Contract Packaging                   6.2                     6.4
Export                               7.8                     5.4
                                     ---                     ---
Total                              100.0%                  100.0%
                                   =====                   =====

The following table shows an annual comparison of sales by product type, as a percentage of total gross sales:

                                              Year Ended
                                              ----------
   Product Type                  June 26, 2003           June 27, 2002
   ------------                  -------------           -------------
Peanuts                               25.3%                   27.8%
Pecans                                17.7                    18.8
Cashews & Mixed Nuts                  24.1                    21.4
Walnuts                               10.9                    11.7
Almonds                               10.1                     7.7
Other                                 11.9                    12.6
                                      ----                    ----
Total                                100.0%                  100.0%
                                     =====                   =====

GROSS PROFIT. Gross profit in fiscal 2003 increased 25.5% to approximately $72.6 million from approximately $57.9 million for fiscal 2002. Gross profit margin increased from 16.4% for fiscal 2002 to 17.3% for fiscal 2003. The increase in gross profit margin was due primarily to: (i) the increase in unit volume as certain costs of sales are of a fixed nature, (ii) changes in the sales mix, and
(iii) generally lower commodity costs, especially for peanuts which were directly impacted by the 2002 Farm Bill.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales decreased from 11.3% for fiscal 2002 to 10.4% for fiscal 2003. Selling expenses as a percentage of net sales decreased from 8.7% for fiscal 2002 to 7.9% for fiscal 2003. This decrease was due primarily to: (i) continuous efforts to control expenses and (ii) the fixed nature of certain of these expenses relative to a larger revenue base. Administrative expenses as a percentage of net sales decreased from 2.6% for fiscal 2002 to 2.5% for fiscal 2003. This decrease was due primarily to the fixed nature of these expenses over a larger revenue base. Administrative expenses, in gross dollars, increased from approximately $9.4 million in fiscal 2002 to approximately $10.6 million in fiscal 2003, an increase of approximately $1.2 million, or 13.1%. This increase is due primarily to higher incentive compensation expenses due to improved operating results.

INCOME FROM OPERATIONS. Due to the factors discussed above, income from operations increased from approximately $17.9 million, or 5.1% of net sales, for fiscal 2002 to approximately $28.8 million, or 6.9% of net sales, for fiscal 2003.

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

FISCAL 2002 COMPARED TO FISCAL 2001

NET SALES. Net sales increased from approximately $342.4 million for fiscal 2001 to approximately $352.8 million for fiscal 2002, an increase of approximately $10.4 million or 3.1%. The increase in net sales was due primarily to higher unit volume sales to the Company's retail and contract packaging customers, partially offset by lower unit volume sales to the Company's industrial customers during the first half of fiscal 2002. The increase in sales to retail customers was due primarily to increased sales of private label products. The decrease in sales to industrial customers was due primarily to high sales of pecans during the first half of fiscal 2001. The increase in net sales was accomplished despite lower average selling prices during the last half of fiscal 2002, due to lower commodity costs for pecans, cashews and almonds.

GROSS PROFIT. Gross profit in fiscal 2002 decreased 2.0% to approximately $57.9 million from approximately $59.1 million for fiscal 2001. Gross profit margin decreased from 17.3% for fiscal 2001 to 16.4% for fiscal 2002. The decrease in gross profit margin was due primarily to: (i) a decrease in gross profit margin on sales to industrial customers, (ii) an increase in private label sales to retail customers, which sales generally carry lower gross profit margins than sales of branded products and (iii) an increase in sales to contract packaging customers, which sales generally carry lower margins than sales to the Company's other customers.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of net sales were 11.3% for both fiscal 2001 and fiscal 2002. Selling expenses as a percentage of net sales were 8.7% for both fiscal 2001 and fiscal 2002. Administrative expenses as a percentage of net sales were 2.6% for both fiscal 2002 and fiscal 2001.

INCOME FROM OPERATIONS. Due to the factors discussed above, income from operations decreased from approximately $20.4 million, or 6.0% of net sales, for fiscal 2001 to approximately $17.9 million, or 5.1% of net sales, for fiscal 2002.

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

General

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

Contractual Cash Obligations

At June 26, 2003, the Company had the following contractual cash obligations (amounts in thousands):

                              Year        Year        Year        Year        Year
                             Ending      Ending      Ending      Ending      Ending
                            June 24,    June 30,    June 29,    June 28,    June 26,
                              2004        2005        2006        2007        2008     Thereafter
                              ----        ----        ----        ----        ----     ----------
Long-term debt              $13,922     $11,816     $15,724     $ 1,575     $ 1,575    $    4,519
Minimum operating lease
  commitments                 1,252       1,355       1,000         214         133            10
                            -------     -------     -------     -------     -------    ----------
Total contractual cash
  obligations               $15,174     $13,171     $16,724     $ 1,789     $ 1,708    $    4,529
                            =======     =======     =======     =======     =======    ==========

RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective during the first quarter of fiscal 2004. The Company enters into various transactions with certain related parties including the rental of buildings under capital leases and purchases from entities owned either directly or indirectly by certain directors, officers and stockholders of the Company. Based on management's initial analysis, it is at least reasonably possible that the Company may be required to consolidate or disclose information for one or more of these entities once the provisions of FIN 46 become effective during the first quarter of 2004. These related party transactions are more fully described in Notes 7 and 9 of the Notes to Consolidated Financial Statements.

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

The management of John B. Sanfilippo & Son, Inc. has prepared and is responsible for the integrity of the information presented in this Annual Report on Form 10-K/A, including the Company's financial statements. These statements have been prepared in conformity with generally accepted accounting principles and include, where necessary, informed estimates and judgments by management.

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

As discussed in Note 12 to the consolidated financial statements, the Company has restated its consolidated statements of operations for each of the three years in the period ended June 26, 2003, to reflect a change in the classification of freight costs.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

August 18, 2003, except Note 12,
  as to which the date is January 23, 2004

Chicago, Illinois

                         JOHN B. SANFILIPPO & SON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the years ended June 26, 2003, June 27, 2002 and June 28, 2001
              (dollars in thousands, except for earnings per share)

                                                   YEAR ENDED       YEAR ENDED       YEAR ENDED

                                                 JUNE 26, 2003    JUNE 27, 2002    JUNE 28, 2001
                                                 -------------    -------------    -------------
                                                    Restated          Restated         Restated
                                                   (Note 12)         (Note 12)         (Note 12)
Net sales                                          $  419,676       $  352,799       $  342,357

Cost of sales                                         347,041          294,931          283,278
                                                   ----------       ----------       ----------

Gross profit                                           72,635           57,868           59,079
                                                   ----------       ----------       ----------

Selling expenses                                       33,213           30,601           29,730

Administrative expenses                                10,593            9,365            8,948
                                                   ----------       ----------       ----------

Total selling and administrative expenses              43,806           39,966           38,678
                                                   ----------       ----------       ----------

Income from operations                                 28,829           17,902           20,401
                                                   ----------       ----------       ----------

Other income (expense):

  Interest expense ($842, $899 and $956 to
  related parties)                                     (4,681)          (5,757)          (8,365)

  Rental income                                           484              576              605

  Miscellaneous                                             2               14               17
                                                   ----------       ----------       ----------

Total other (expense)                                  (4,195)          (5,167)          (7,743)
                                                   ----------       ----------       ----------

Income before income taxes                             24,634           12,735           12,658

Income tax expense                                      9,607            5,044            5,063
                                                   ----------       ----------       ----------

Net income                                         $   15,027       $    7,691       $    7,595
                                                   ==========       ==========       ==========

Basic earnings per common share                    $     1.63       $     0.84       $     0.83
                                                   ==========       ==========       ==========

Diluted earnings per common share                  $     1.61       $     0.84       $     0.83
                                                   ==========       ==========       ==========

Weighted average shares outstanding - basic         9,198,957        9,149,672        9,148,565
                                                   ==========       ==========       ==========

Weighted average shares outstanding - diluted       9,332,889        9,194,951        9,150,332
                                                   ==========       ==========       ==========

The accompanying notes are an integral part of these financial statements.

                         JOHN B. SANFILIPPO & SON, INC.
                           CONSOLIDATED BALANCE SHEETS
                         June 26, 2003 and June 27, 2002
                             (dollars in thousands)

                                                                                JUNE 26,     JUNE 27,
                                                                                  2003         2002
                                                                                --------     --------
ASSETS

CURRENT ASSETS:

    Cash                                                                        $  2,448     $  1,272
    Accounts receivable, less allowances of $1,552 and $1,406                     29,142       24,133
    Inventories                                                                  112,016       99,485
    Deferred income taxes                                                          1,257          861
    Income taxes receivable                                                          469           --
    Prepaid expenses and other current assets                                      2,192        3,032
                                                                                --------     --------
    TOTAL CURRENT ASSETS                                                         147,524      128,783
                                                                                --------     --------

PROPERTIES:

    Buildings                                                                     61,485       60,348
    Machinery and equipment                                                       89,980       84,420
    Furniture and leasehold improvements                                           5,385        5,399
    Vehicles                                                                       3,185        3,684
    Construction in progress                                                       1,057           --
                                                                                --------     --------
                                                                                 161,092      153,851
    Less: Accumulated depreciation                                                95,838       88,252
                                                                                --------     --------
                                                                                  65,254       65,599
    Land                                                                           1,863        1,863
                                                                                --------     --------
    TOTAL PROPERTIES                                                              67,117       67,462
                                                                                --------     --------
OTHER ASSETS:
    Goodwill and other intangibles, less accumulated amortization of
    $6,054 and $5,628                                                              4,370        4,796
    Miscellaneous                                                                  4,716        5,774
                                                                                --------     --------
    TOTAL OTHER ASSETS                                                             9,086       10,570
                                                                                --------     --------
    TOTAL ASSETS                                                                $223,727     $206,815
                                                                                ========     ========

The accompanying notes are an integral part of these financial statements.

                         JOHN B. SANFILIPPO & SON, INC.
                           CONSOLIDATED BALANCE SHEETS
                         June 26, 2003 and June 27, 2002
                (dollars in thousands, except per share amounts)

                                                                                  JUNE 26,       JUNE 27,
                                                                                    2003           2002
                                                                                 ---------      ---------
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                                $  29,702      $  23,519
    Current maturities of long-term debt                                            10,776          5,683
    Accounts payable, including related party payables of $543 and $337             13,658         17,741
    Drafts payable                                                                   5,507          4,049
    Accrued expenses                                                                12,699         10,098
    Income taxes payable                                                                --            298
                                                                                 ---------      ---------
    TOTAL CURRENT LIABILITIES                                                       72,342         61,388
                                                                                 ---------      ---------
LONG-TERM LIABILITIES:
    Long-term debt, less current maturities                                         29,640         40,421
    Deferred income taxes                                                            2,964          2,946
                                                                                 ---------      ---------
    TOTAL LONG-TERM LIABILITIES                                                     32,604         43,367
                                                                                 ---------      ---------
COMMITMENTS AND CONTINGENCIES                                                           --             --
STOCKHOLDERS' EQUITY:
    Class A Common Stock, convertible to Common Stock on a per                          37             37
      share basis, cumulative voting rights of ten votes
      per share, $.01 par value; 10,000,000 shares authorized,
      3,667,426 and 3,687,426 shares issued and outstanding

    Common Stock, noncumulative voting rights of one vote per                           58             56
      share, $.01 par value; 10,000,000 shares authorized,
      5,775,564 and 5,583,939 shares issued and outstanding

    Capital in excess of par value                                                  58,911         57,219
    Retained earnings                                                               60,979         45,952
    Treasury stock, at cost; 117,900 shares                                         (1,204)        (1,204)
                                                                                 ---------      ---------
    TOTAL STOCKHOLDERS' EQUITY                                                     118,781        102,060
                                                                                 ---------      ---------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     $ 223,727      $ 206,815
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

                                                   CLASS A
                                                   COMMON      COMMON    CAPITAL IN EXCESS   RETAINED     TREASURY
                                                    STOCK       STOCK       OF PAR VALUE     EARNINGS       STOCK      TOTAL
                                                   ---------------------------------------------------------------------------
Balance, June 29, 2000                             $    37     $   56         $57,196        $ 30,666     $ (1,204)    $86,751

Net income and comprehensive income                                                             7,595                    7,595
                                                   -------     ------         -------        --------     --------    --------
Balance, June 28, 2001                                  37         56          57,196          38,261       (1,204)     94,346

Net income and comprehensive                                                                    7,691                    7,691
 income

Stock options exercised                                                            23                                       23
                                                   -------     ------         -------        --------     --------    --------
Balance, June 27, 2002                                  37         56          57,219          45,952       (1,204)    102,060

Net income and comprehensive                                                                   15,027                   15,027
 income

Stock options exercised                                             2           1,173                                    1,175

Tax benefit of stock options                                                      519                                      519
 exercised
                                                   -------     ------         -------        --------     --------    --------
Balance, June 26, 2003                             $    37     $   58         $58,911        $ 60,979     $ (1,204)   $118,781
                                                   =======     ======         =======        ========     ========    ========

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

                         JOHN B. SANFILIPPO & SON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. and its wholly owned subsidiary (collectively, "JBSS" or the "Company"). Intercompany balances and transactions have been eliminated. Certain prior years' amounts have been reclassified to conform with the current year's presentation. The Company's fiscal year ends on the last Thursday of June each year and typically consists of fifty-two weeks (four thirteen week quarters). All years presented consist of fifty-two week periods.

Nature of business

The Company processes and sells shelled and inshell nuts and other snack foods in both retail and wholesale markets. The Company has plants located throughout the United States. Revenues are generated from sales to a variety of customers, including several major retailers and the U.S. government. The related accounts receivable from sales are unsecured.

Revenue recognition

The Company records revenue when a persuasive arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. While customers do have the right to return products, past experience has demonstrated that product returns have been insignificant. The Company offers annual volume rebates to certain customers and estimates the amount of these rebates based upon projected volumes for the year. Provisions for returns and rebates are reflected as a reduction in net sales.

Accounts Receivable

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs are reviewed each quarter. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. If expected market sales prices were to move below cost, the Company would record adjustments to write down the carrying values of inventories to fair market value. The results of the Company's shelling process can also result in changes to its inventory costs.

Introductory Funds

The ability to sell to certain retail customers often requires upfront payments by the Company. Such payments are made pursuant to contracts that usually stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. The cost of these payments is initially recorded as an asset and is amortized on a straight-line basis over the term of the contract. Total customer incentives included in the Miscellaneous assets and Prepaid expenses and other current assets captions are $2,329 at June 26, 2003 and $3,399 at June 27, 2002. Amortization expense, which is recorded as a reduction in sales, was $2,262, $1,865 and $1,528 for the years ended June 26, 2003, June 27, 2002 and June 28, 2001, respectively.

Shipping and Handling Costs

Shipping and handling costs which include freight and other expenses to prepare finished goods for shipment are included in selling expenses. For the years ended June 26, 2003, June 27, 2002 and June 28, 2001, shipping and handling costs totalled $14,047, $12,352, and $9,979, respectively.

Properties

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

Segment reporting

The Company operates in a single reportable operating segment by selling various nut products procured and processed in a vertically integrated manner through multiple distribution channels.

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for customer deductions, allowance for doubtful accounts and the costing of inventory. Actual results could differ from those estimates.

Goodwill and other long-lived assets

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

The following table details goodwill and other intangible assets as of June 26, 2003:

                                 GROSS CARRYING        ACCUMULATED          NET CARRYING
                                     AMOUNT            AMORTIZATION            AMOUNT
                                 --------------        ------------         ------------
Goodwill                             $2,504               $1,262               $1,242
Finite-lived amortized
  intangible assets                   6,368                3,240                3,128
                                     ------               ------               ------
Total                                $8,872               $4,502               $4,370
                                     ======               ======               ======

As required under SFAS 142, the results for the years ended June 27, 2002 and June 28, 2001 have not been restated. The tables below present the effect on net income and earnings per share as if SFAS 142 had been in effect for those years:

                                                        YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                       JUNE 26, 2003      JUNE 27, 2002      JUNE 28, 2001
                                                       -------------      -------------      -------------
Reported net income                                     $   15,027          $   7,691          $   7,595
Add back:
  Goodwill amortization (net of tax)                            --                 75                 75
                                                        ----------          ---------          ---------
Adjusted net income                                     $   15,027          $   7,766          $   7,670
                                                        ==========          =========          =========
Basic and diluted earnings per share:
  Reported earnings per common share (basic)            $     1.63          $    0.84          $    0.83
  Adjusted earnings per common share (basic)            $     1.63          $    0.85          $    0.84
  Reported earnings per common share (diluted)          $     1.61          $    0.84          $    0.83
  Adjusted earnings per common share (diluted)          $     1.61          $    0.84          $    0.84

Recent accounting pronouncements

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

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 requires a guarantor to include disclosure of certain obligations and, if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement became effective for guarantees issued or modified after December 31, 2002 and did not have an impact on the Company. The Company adopted the disclosure requirements of Interpretation 45 effective December 2002. The Company has no obligations from guarantees that require disclosure at June 26, 2003.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends certain provisions of SFAS 123 and is effective for fiscal years beginning after December 15, 2002. The Company is currently evaluating the reporting alternatives of SFAS 148.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective during the first quarter of fiscal 2004. The Company enters into various transactions with certain related parties including the rental of buildings under capital leases and purchases from entities owned either directly or indirectly by certain directors, officers and stockholders of the Company. Based on management's initial analysis, it is at least reasonably possible that the Company may be required to consolidate or disclose information for one or more of these entities once the provisions of FIN 46 become effective during the first quarter of 2004. These related party transactions are more fully described in Notes 7 and 9 of the Notes to Consolidated Financial Statements.

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

NOTE 2 - EARNINGS PER SHARE

Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the required earnings per share disclosures:

                                              YEAR ENDED          YEAR ENDED          YEAR ENDED
                                             JUNE 26, 2003       JUNE 27, 2002       JUNE 28, 2001
                                             -------------       -------------       -------------
Net income                                     $   15,027          $    7,691          $    7,595
Weighted average shares outstanding             9,198,957           9,149,672           9,148,565
Basic earnings per common share                $     1.63          $     0.84          $     0.83
Effect of dilutive securities:
  Stock options                                   133,932              45,279               1,767
  Weighted average shares outstanding           9,332,889           9,194,951           9,150,332
Diluted earnings per common share              $     1.61          $     0.84          $     0.83

The following table summarizes the weighted average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Common Stock:

                                                         WEIGHTED AVERAGE
                                  NUMBER OF OPTIONS       EXERCISE PRICE
                                  -----------------       --------------
Year ended June 26, 2003                51,666               $   10.38
Year ended June 27, 2002               166,256               $   10.07
Year ended June 28, 2001               450,735               $    8.16

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

NOTE 4 - INCOME TAXES

The provision for income taxes for the years ended June 26, 2003, June 27, 2002 and June 28, 2001 are as follows:

                                               JUNE 26,               JUNE 27,               JUNE 28,
                                                2003                   2002                    2001
                                               -------                -------                --------
Current:
  Federal                                      $ 8,263                $ 4,183                $ 3,921
  State                                          1,722                    984                    916
Deferred                                          (378)                  (123)                   226
                                               -------                -------                -------
Total provision for income taxes               $ 9,607                $ 5,044                $ 5,063
                                               =======                =======                =======

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations for the years ended June 26, 2003, June 27, 2002 and June 28, 2001 are as follows:

                                                       JUNE 26,             JUNE 27,             JUNE 28,
                                                         2003                 2002                 2001
                                                       --------             --------             --------
Federal statutory income tax rate                        35.0%                35.0%                35.0%
State income taxes, net of federal benefit                4.8                  5.0                  5.1
Surtax exemption                                           --                 (0.8)                (0.8)
Nondeductible items                                        --                  0.6                  1.2
Other                                                    (0.8)                (0.2)                (0.5)
                                                         ----                 ----                 ----
Effective tax rate                                       39.0%                39.6%                40.0%
                                                         ====                 ====                 ====

The deferred tax assets and liabilities are comprised of the following:

                                                JUNE 26, 2003                  JUNE 27, 2002
                                                -------------                  -------------
                                           ASSET         LIABILITY         ASSET         LIABILITY
                                           -----------------------         -----------------------
Current:
  Allowance for doubtful accounts          $  236          $   --          $  204          $   --
  Employee compensation                       754              --             560              --
  Inventory                                    47              --              --              19
  Accounts receivable                          --              --              --              --
  Other                                       220              --             116              --
                                           ------          ------          ------          ------
Total current                              $1,257          $   --          $  880          $   19
                                           ------          ------          ------          ------
Long-term:
  Depreciation                             $   --          $5,054          $   --          $5,070
  Capitalized leases                        1,503              --           1,524              --
  Other                                       587              --             600              --
                                           ------          ------          ------          ------
Total long-term                            $2,090          $5,054          $2,124          $5,070
                                           ------          ------          ------          ------
Total                                      $3,347          $5,054          $3,004          $5,089
                                           ======          ======          ======          ======

NOTE 5 - INVENTORIES

     Inventories consist of the following:

                                            JUNE 26,         JUNE  27,
                                              2003             2002
                                            --------         ---------
Raw material and supplies                   $ 36,852          $ 45,229
Work-in-process and finished goods            75,164            54,256
                                            --------          --------
Total                                       $112,016          $ 99,485
                                            ========          ========

NOTE 6 - NOTES PAYABLE

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

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                     JUNE 26,          JUNE 27,
                                                                                       2003              2002
                                                                                     --------          --------
Industrial development bonds, secured by building,
 machinery and equipment with a cost aggregating $8,000                              $  6,750           $  7,000
Capitalized lease obligations                                                           5,786              6,260
Series A note payable, interest payable quarterly at 8.72%,
 principal payable in semi-annual installments of $200                                    600              1,000
Series B note payable, interest payable quarterly at 9.07%,
 principal payable in semi-annual installments of $300                                    900              1,500
Series C note payable, interest payable quarterly at 9.07%,
 principal payable in semi-annual installments of $200                                    600              1,000
Series D note payable, interest payable quarterly at 9.18%,
 principal payable in semi-annual installments of $150                                    450                750
Series E note payable, interest payable quarterly at 7.34%,
 principal payable in semi-annual installments of $400                                  1,200              2,000
Series F notes payable, interest payable quarterly at 9.16%,
 principal payable in semi-annual installments of $475                                  2,850              3,800
Note payable, interest payable semi-annually at 8.30%, principal payable in
 annual installments of approximately $1,429                                            4,286              5,714
Note payable, subordinated, interest payable semi-annually at 9.38%, principal payable in annual installments of $5,000 beginning on
 September 1, 2003                                                                     15,000             15,000
Arlington Heights facility, first mortgage, principal and interest payable
 at 8.875%, in monthly installments of $22 through October 1, 2015                      1,994              2,080
Current maturities                                                                    (10,776)            (5,683)
                                                                                     --------           --------
Total long-term debt                                                                 $ 29,640           $ 40,421
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

Aggregate maturities of long-term debt, excluding capitalized lease obligations, are as follows for the years ending:

June 24, 2004                                $10,243
June 30, 2005                                  9,027
June 29, 2006                                 13,676
June 28, 2007                                    123
June 26, 2008                                    135
Subsequent years                               1,426
                                             -------
Total                                        $34,630
                                             =======

The accompanying financial statements include the following amounts related to assets under capital leases:

                                        JUNE 26,        JUNE 27,
                                          2003            2002
                                        -------         -------
Buildings                                $9,520          $9,520
Less: Accumulated amortization            7,444           7,032
                                         ------          ------
Total                                    $2,076          $2,488
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

Product purchases and sales

JBSS previously purchased materials from and sells products to a company that is owned 33% by the Company's Chairman of the Board and Chief Executive Officer. Material purchases aggregated $526 and $408 for the years ended June 27, 2002 and June 28, 2001, respectively. The Company sold products to the same company aggregating $831 and $1,414 for the years ended June 27, 2002 and June 28, 2001, respectively. Accounts receivable aggregated $3 at June 27, 2002.

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

The following is a summary of activity under the 1991 Stock Option Plan:

                                             Number of       Weighted Average
                                               Shares         Exercise Price
                                             ---------       ----------------
Outstanding at June 29, 2000                    61,300           $   12.12
Canceled                                        (6,400)          $   12.09
                                              --------
Outstanding at June 28, 2001                   154,900           $   12.12
Exercised                                         (550)          $    6.00
Canceled                                      (110,000)          $   12.16
                                              --------
Outstanding at June 27, 2002                    44,350           $   11.55
Exercised                                      (33,650)          $   11.32
Canceled                                        (5,500)          $   15.00
                                              --------
Outstanding at June 26, 2003                     5,200           $    9.43
                                              ========

Options exercisable at June 26, 2003             5,200           $    9.43

Options exercisable at June 27, 2002            44,350           $   11.55

Options exercisable at June 28, 2001           154,900           $   12.12

Exercise prices for options outstanding as of June 26, 2003 ranged from $6.00 to $13.75. The weighted average remaining contractual life of those options is 0.9 years. The options outstanding at June 26, 2003 may be segregated into two ranges, as is shown in the following:

                                                               Option Price Per  Option Price Per
                                                                   Share             Share
                                                                   $6.00            $13.75
                                                               ----------------  ----------------
Number of options                                                    2,900              2,300
Weighted-average exercise price                                  $    6.00          $   13.75
Weighted-average remaining life (years)                                1.5                0.1

Number of options exercisable                                        2,900              2,300
Weighted average exercise price for exercisable options          $    6.00          $   13.75

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

The following is a summary of activity under the 1995 Equity Incentive Plan:

                                              Number of       Weighted Average
                                               Shares          Exercise Price
                                               ------         ----------------
Outstanding at June 29, 2000                   124,200           $   7.75
Canceled                                       (16,600)          $   9.04
                                              --------
Outstanding at June 28, 2001                   107,600           $   7.58
Exercised                                         (600)          $   6.25
Canceled                                       (20,700)          $   7.51
                                              --------
Outstanding at June 27, 2002                    86,300           $   7.61
Exercised                                      (57,200)          $   7.41
Canceled                                        (7,000)          $   8.48
                                              --------           --------
Outstanding at June 26, 2003                    22,100           $   7.86
                                              ========

Options exercisable at June 26, 2003            22,100           $   7.86

Options exercisable at June 27, 2002            86,300           $   7.61

Options exercisable at June 28, 2001           107,600           $   7.58

Exercise prices for options outstanding as of June 26, 2003 ranged from $6.00 to $10.50. The weighted average remaining contractual life of those options is 3.0 years. The options outstanding at June 26, 2003 may be segregated into two ranges, as is shown in the following:

                                                              Option Price Per    Option Price Per
                                                                 Share Range        Share Range
                                                                 $6.00-$6.63        $9.38-$10.50
                                                              ----------------    ----------------
Number of options                                                    11,100              11,000
Weighted-average exercise price                                  $     6.26          $     9.48
Weighted-average remaining life (years)                                 3.8                 2.2

Number of options exercisable                                        11,100              11,000
Weighted average exercise price for exercisable options          $     6.26          $     9.48

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

The following is a summary of activity under the 1998 Equity Incentive Plan:


                                              Number of       Weighted Average
                                               Shares          Exercise Price
                                              ---------       ----------------
Outstanding at June 29, 2000                   195,500           $   4.38
Granted                                          3,000           $   4.06
Canceled                                       (28,750)          $   4.35
                                              --------
Outstanding at June 28, 2001                   169,750           $   4.38
Granted                                          8,000           $   5.68
Exercised                                       (3,750)          $   4.50
Canceled                                       (10,000)          $   4.33
                                              --------
Outstanding at June 27, 2002                   164,000           $   4.35
Granted                                        144,500           $   7.08
Exercised                                      (82,975)          $   4.33
Canceled                                        (1,250)          $   4.50
                                              --------
Outstanding at June 26, 2003                   224,275           $   6.11
                                              ========

Options exercisable at June 26, 2003            42,775           $   4.36

Options exercisable at June 27, 2002            84,125           $   4.34

Options exercisable at June 28, 2001            50,750           $   4.31

Exercise prices for options outstanding as of June 26, 2003 ranged from $3.44 to $17.51. The weighted average remaining contractual life of those options is 8.3 years. The options outstanding at June 26, 2003 may be segregated into two ranges, as is shown in the following:

                                                               Option Price Per     Option Price Per
                                                                 Share Range             Share
                                                                 $3.44-$7.80             $17.51
                                                               ----------------     ----------------
Number of options                                                    222,775                1,500
Weighted-average exercise price                                  $      6.03          $     17.51
Weighted-average remaining life (years)                                  8.3                 10.0

Number of options exercisable                                         42,775                   --
Weighted average exercise price for exercisable options          $      4.36                   --

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

The Company is also party to various lawsuits, proceedings and other matters arising out of the conduct of its business. It is management's opinion that the ultimate resolution of these matters will not have a significant effect upon the business, financial condition or results of operations of the Company.

NOTE 12 - NET SALES AND SELLING EXPENSES RESTATEMENT

The Company has restated its financial statements to change the classification of freight costs, which had previously been reported as a reduction in net sales rather than selling expenses, in accordance with the guidance of Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company has included a disclosure of its accounting policy related to shipping and handling costs (Note 1) and has made the appropriate modifications to the consolidated statements of operations to give effect to the change in classification of freight costs. The effect of this change in classification is to increase net sales and selling expenses by corresponding amounts for all periods presented, as indicated below. The change in classification has no effect on income from operations or net income, nor any effect on the Company's consolidated balance sheet, changes in stockholders' equity and cash flows. The table below summarizes the effect of the change in classification.

                                                       As Reported   As Restated
                                                       -----------   -----------
Net Sales
  Fiscal
     2003                                               $408,534      $419,676
     2002                                                343,245       352,799
     2001                                                334,878       342,357
  Twenty-six weeks ended
     December 26, 2002 (unaudited)                       227,305       233,434
Gross Profit
  Fiscal
     2003                                                 61,493        72,635
     2002                                                 48,314        57,868
     2001                                                 51,600        59,079
  Twenty-six weeks ended
     December 26, 2002 (unaudited)                        33,600        39,729
Selling Expenses
  Fiscal
     2003                                                 22,071        33,213
     2002                                                 21,047        30,601
     2001                                                 22,251        29,730
  Twenty-six weeks ended
     December 26, 2002 (unaudited)                        10,682        16,811
Total Selling and Administrative Expenses
  Fiscal
     2003                                                 32,664        43,806
     2002                                                 30,412        39,966
     2001                                                 31,199        38,678
  Twenty-six weeks ended
     December 26, 2002 (unaudited)                        15,299        21,428

NOTE 13 - UNAUDITED SUPPLEMENTARY QUARTERLY DATA


         The following unaudited quarterly consolidated financial data are presented for fiscal 2003 and 2002.

                                                   First             Second            Third             Fourth
                                                  Quarter           Quarter           Quarter           Quarter
                                                  --------          --------          --------          --------

Year Ended June 26, 2003:

Net sales--
  As previously reported                           $ 93,069          $134,236          $ 84,284          $ 96,945
  As restated                                        95,327           138,107            86,951            99,291

Gross profit--
  As previously reported                             11,042            22,558            13,072            14,821
  As restated                                        13,300            26,429            15,739            17,167

  Income from operations                              3,818            14,483             3,652             6,876
  Net income                                          1,678             8,243             1,573             3,533
  Basic earnings per common share                  $   0.18          $   0.90          $   0.17          $   0.38
  Diluted earnings per common share                $   0.18          $   0.89          $   0.17          $   0.37

Year Ended June 27, 2002:

Net sales--
  As previously reported                           $ 84,759          $112,755          $ 67,114          $ 78,617
  As restated                                        87,509           115,348            68,897            81,045

Gross profit--
  As previously reported                             11,192            17,331             8,633            11,158
  As restated                                        13,942            19,924            10,416            13,586

  Income from operations                              3,284             9,205             1,732             3,681
  Net income                                          1,079             4,773               268             1,571
  Basic and diluted earnings per common
     share                                         $   0.12          $   0.52          $   0.03          $   0.17

As described in Note 12, the Company has revised its previously updated net sales and gross profit to reflect a change in the classification of freight costs. The change had no effect on income from operations or net income.

                                     PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         (b)      REPORTS ON FORM 8-K

                  On April 29, 2003, the Company filed a Current Report on Form 8-K, dated April 23, 2003, announcing quarterly financial results.

         (c)      EXHIBITS

                  See Item 15(a)(3) above.

         (d)      FINANCIAL STATEMENT SCHEDULES

                  See Item 15(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      JOHN B. SANFILIPPO & SON, INC.

Date: January 26, 2004                By:  /s/ Jasper B. Sanfilippo
                                           --------------------------------
                                               Jasper B. Sanfilippo
                                               Chairman of the Board
                                               and Chief Executive Officer

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

          Name                                           Title                                        Date
          ----                                           -----                                        ----
/s/ Jasper B. Sanfilippo         Chairman of the Board and Chief Executive Officer and          January 26, 2004
-------------------------        Director (Principal Executive Officer)
Jasper B. Sanfilippo

/s/ Michael J. Valentine         Executive Vice President Finance, Chief Financial              January 26, 2004
-------------------------        Officer and Secretary and Director (Principal Financial
Michael J. Valentine             Officer)

/s/ William R. Pokrajac          Vice President of Finance (Principal Accounting Officer)       January 26, 2004
-------------------------
William R. Pokrajac

/s/ Mathias A. Valentine         Director                                                       January 26, 2004
-------------------------
Mathias A. Valentine

                                 Director
-------------------------
Jim Edgar

                                 Director
-------------------------
John W.A. Buyers

                                 Director
-------------------------
Timothy R. Donovan

/s/ Jeffrey T. Sanfilippo        Executive Vice President Sales and Marketing and Director      January 26, 2004
-------------------------
Jeffrey T. Sanfilippo

/s/ Jasper B. Sanfilippo, Jr.    Executive Vice President Operations and
------------------------------   Director                                                        January 26, 2004
Jasper B. Sanfilippo, Jr.


                        Report of Independent Auditors on
                          Financial Statement Schedule

To the Board of Directors
of John B. Sanfilippo & Son, Inc.

Our audits of the consolidated financial statements of John B. Sanfilippo & Son, Inc. referred to in our report dated August 18, 2003, except for Note 12, as to which the date is January 23, 2004, appearing on page 12 of this 2003 Annual Report on Form 10-K/A also included an audit of the Financial Statement Schedule listed in Item 15(a)(2). In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
-----------------------------------

PricewaterhouseCoopers LLP

August 18, 2003, except for Note 12,
  as to which the date is January 23, 2004

Chicago, Illinois

                         JOHN B. SANFILIPPO & SON, INC.
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

         For the year ended June 26, 2003, the year ended June 27, 2002 and the year ended June 28, 2001
                             (Dollars in thousands)

                                         BALANCE AT
                                         BEGINNING                                           BALANCE AT
          DESCRIPTION                    OF PERIOD         ADDITIONS       DEDUCTIONS      END OF PERIOD
          -----------                    ---------         ---------       ----------      -------------
JUNE 26, 2003
Allowance for doubtful accounts         $        511     $        314     $       (234)    $        591
Reserve for cash discounts                       109            4,516           (4,485)             140
Reserve for customer deductions                  786            7,355           (7,320)             821
                                        ------------     ------------     ------------     ------------
Total                                   $      1,406     $     12,185     $    (12,039)    $      1,552
                                        ============     ============     ============     ============
JUNE 27, 2002
Allowance for doubtful accounts         $        390     $        155     $        (34)    $        511
Reserve for cash discounts                       109            3,928           (3,928)             109
Reserve for customer deductions                  894            5,169           (5,277)             786
                                        ------------     ------------     ------------     ------------
Total                                   $      1,393     $      9,252     $     (9,239)    $      1,406
                                        ============     ============     ============     ============
JUNE 28, 2001
Allowance for doubtful accounts         $        769     $         13     $       (392)    $        390
Reserve for cash discounts                       109            3,610           (3,610)             109
Reserve for customer deductions                2,299            3,959           (5,364)             894
                                        ------------     ------------     ------------     ------------
Total                                   $      3,177     $      7,582     $     (9,366)    $      1,393
                                        ============     ============     ============     ============

                         JOHN B. SANFILIPPO & SON, INC.
                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

Exhibit
 Number                             Description
--------------------------------------------------------------------------------
     1      Not applicable

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

   4.16     Amendment to the Second Amended and Restated Note Agreement dated
            May 30, 2003 by and among Prudential, the Registrant and JBSI(27)

Exhibit
 Number                             Description
--------------------------------------------------------------------------------
   4.17     Guaranty Agreement dated as of May 30, 2003 by JBSI in favor of
            Prudential(27)

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

Exhibit
 Number                             Description
--------------------------------------------------------------------------------
   10.8     First Amendment to Industrial Building Lease dated September 29,
            1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7,
            1979 and known as Trust Number 100628(5)

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

  10.23 First Mortgage and Security Agreement (the "ILIC Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated
            September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois(15)

Exhibit
 Number                             Description
--------------------------------------------------------------------------------
  10.24     Assignment of Rents, Leases, Income and Profits dated September 27,
            1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington
            Heights facility(15)

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

  11-20     Not applicable

     21     Subsidiaries of the Registrant(27)

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

            --------------------

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