Form 10-Q/A
period 2003-09-25
SANFILIPPO JOHN B & SON INC
filed 2004-01-27
CIK 880117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                            YES [X]           NO [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ].

As of November 6, 2003, 5,686,724 shares of the Registrant's Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 3,667,426 shares of the Registrant's Class A Common Stock, $0.01 par value per share, were outstanding.

                                EXPLANATORY NOTE

John B. Sanfilippo & Son, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2003, originally filed November 6, 2003 (the "Form 10-Q"), solely to amend specific items of the Form 10-Q to reflect the change in classification of freight costs, which had previously been recorded as a reduction in net sales rather than selling expenses, in accordance with the guidance of Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The financial statements for the quarters ended September 25, 2003 and September 26, 2002 have been restated to give effect to this change in classification. See
Note 6 to the Consolidated Financial Statements. The change in classification had no effect on the Company's income from operations or net income, nor any effect on the Company's consolidated balance sheet, stockholders' equity and cash flows. This Amendment No. 1 amends only portions of the Form 10-Q; the remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q.

This Amendment No. 1 contains changes to the following disclosures:

-        Part I - Item 1. Consolidated Financial Statements (Unaudited)

- Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         JOHN B. SANFILIPPO & SON, INC.

                               INDEX TO FORM 10-Q

                                                                                                              PAGE NO.
                                                                                                              --------
PART I. FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements (Unaudited):

Consolidated Statements of Operations for the quarters ended
  September 25, 2003 and September 26, 2002                                                                       4

Consolidated Balance Sheets as of September 25, 2003
  and June 26, 2003                                                                                               5

Consolidated Statements of Cash Flows for the quarters ended
  September 25, 2003 and September 26, 2002                                                                       6

Notes to Consolidated Financial Statements                                                                        6

Item 2 -- Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                                                  10

PART II. OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K                                                                       17

SIGNATURE                                                                                                        18

EXHIBIT INDEX                                                                                                    19

FORWARD-LOOKING STATEMENTS

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

                          PART I. FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS (UNAUDITED)

                         JOHN B. SANFILIPPO & SON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)

                                                   For the Quarter Ended
                                                   ---------------------
                                        September 25, 2003       September 26, 2002
                                        ------------------       ------------------
                                             Restated                 Restated
                                             (Note 6)                 (Note 6)
Net sales                                   $ 124,761                $  95,327

Cost of sales                                  99,268                   82,027
                                            ---------                ---------

Gross profit                                   25,493                   13,300
                                            ---------                ---------

Selling expenses                                9,031                    7,109

Administrative expenses                         3,843                    2,373
                                            ---------                ---------

                                               12,874                    9,482
                                            ---------                ---------

Income from operations                         12,619                    3,818
                                            ---------                ---------
Other income (expense):

  Interest expense                               (995)                  (1,178)

  Rental income                                   118                      111
                                            ---------                ---------

                                                 (877)                  (1,067)
                                            ---------                ---------

Income before income taxes                     11,742                    2,751

Income tax expense                              4,580                    1,073
                                            ---------                ---------

Net income and comprehensive income         $   7,162                $   1,678
                                            =========                =========

Basic earnings per common share             $    0.77                $    0.18
                                            =========                =========

Diluted earnings per common share           $    0.76                $    0.18
                                            =========                =========

    The accompanying notes are an integral part of these financial statements

                         JOHN B. SANFILIPPO & SON, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)


                                                                                    ------------------
                                                                                    September 25, 2003     June 26, 2003
                                                                                    ------------------     -------------
ASSETS
CURRENT ASSETS:
         Cash                                                                           $     3,173         $    2,448
         Accounts receivable, less allowances of $2,136
             and $1,552, respectively                                                        42,864             29,142
         Inventories                                                                        105,701            112,016
         Deferred income taxes                                                                1,257              1,257
         Income taxes receivable                                                                 --                469
         Prepaid expenses and other current assets                                            2,285              2,192
                                                                                        -----------         ----------
TOTAL CURRENT ASSETS                                                                        155,280            147,524
                                                                                        -----------         ----------
PROPERTIES:
         Buildings                                                                           61,623             61,485
         Machinery and equipment                                                             91,374             89,980
         Furniture and leasehold improvements                                                 5,421              5,385
         Vehicles                                                                             3,216              3,185
         Construction in progress                                                             2,922              1,057
                                                                                        -----------         ----------
                                                                                            164,556            161,092
         Less: Accumulated depreciation                                                      97,968             95,838
                                                                                        -----------         ----------
                                                                                             66,588             65,254
         Land                                                                                 1,863              1,863
                                                                                        -----------         ----------
TOTAL PROPERTIES                                                                             68,451             67,117
                                                                                        -----------         ----------
OTHER ASSETS:
         Goodwill and other intangibles                                                       4,263              4,370
         Miscellaneous                                                                        4,449              4,716
                                                                                        -----------         ----------
TOTAL OTHER ASSETS                                                                            8,712              9,086
                                                                                        -----------         ----------
TOTAL ASSETS                                                                            $   232,443         $  223,727
                                                                                        ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Notes payable                                                                  $    10,889         $   29,702
         Current maturities of long-term debt                                                10,946             10,776
         Accounts payable                                                                    33,026             13,658
         Drafts payable                                                                      10,846              5,507
         Accrued expenses                                                                    12,124             12,699
         Income taxes payable                                                                 3,850                 --
                                                                                        -----------         ----------
TOTAL CURRENT LIABILITIES                                                                    81,681             72,342
                                                                                        -----------         ----------
LONG-TERM DEBT                                                                               21,790             29,640
                                                                                        -----------         ----------
LONG-TERM DEFERRED INCOME TAXES                                                               2,964              2,964
                                                                                        -----------         ----------
STOCKHOLDERS' EQUITY
         Class A Common Stock, convertible to Common                                             37                 37
           Stock on a per share basis, cumulative voting
           rights of ten votes per share, $.01 par value; 10,000,000
           shares authorized, 3,667,426 shares issued and
           outstanding
         Common Stock, non-cumulative voting rights                                              58                 58
           of one vote per share, $.01 par value;
           10,000,000 shares authorized, 5,784,874 and
           5,775,564 shares issued and outstanding, respectively
         Capital in excess of par value                                                      58,976             58,911
         Retained earnings                                                                   68,141             60,979
         Treasury stock, at cost; 117,900 shares                                             (1,204)            (1,204)
                                                                                        -----------         ----------
TOTAL STOCKHOLDERS' EQUITY                                                                  126,008            118,781
                                                                                        -----------         ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                $   232,443         $  223,727
                                                                                        ===========         ==========

   The accompanying notes are an integral part of these financial statements.

                         JOHN B. SANFILIPPO & SON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                For the Quarter Ended
                                                                ---------------------
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

                         JOHN B. SANFILIPPO & SON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

Note 1 -- Basis of Presentation

The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBS International, Inc. (collectively, the "Company"). The Company's fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). The financial statements included herein have been restated, giving effect to the change in classification of freight costs, as described in Note 6.

The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The data presented on the balance sheet for the fiscal year ended June 26, 2003 were derived from audited financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K/A for the year ended June 26, 2003.

Note 2 -- Inventories

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
                                              ========            ========

Note 3 -- Earnings Per Common Share

Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:

                                    For the Quarter Ended September 25, 2003     For the Quarter Ended September 26, 2002
                                    ----------------------------------------     ----------------------------------------
                                      Income          Shares      Per-Share       Income          Shares        Per-Share
                                    (Numerator)   (Denominator)    Amount       (Numerator)   (Denominator)       Amount
                                    -----------   -------------   ---------     -----------   -------------     ---------
Net Income                            $7,162                                      $1,678
Basic   Earnings   Per  Common
Share
  Income available to common
  stockholders                        $7,162        9,328,884      $ 0.77         $1,678        9,153,465         $ 0.18
                                                                   ======                                         ======
Effect of Dilutive Securities
  Stock options                                       151,397                                      57,815
Diluted  Earnings  Per  Common
Share
  Income available to common
   stockholders                       $7,162        9,480,281      $ 0.76         $1,678        9,211,280         $ 0.18
                                      ======        =========      ======         ======        =========         ======

The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:

                                                                                                Weighted-Average
                                                                     Number of Options           Exercise Price
                                                                     -----------------           --------------
Quarter Ended September 25, 2003                                           26,143                    $16.48
Quarter Ended September 26, 2002                                          119,398                    $ 9.24

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

NOTE 6 -- NET SALES AND SELLING EXPENSES RESTATEMENT

The Company has restated its financial statements to change the classification of freight costs, which had previously been reported as a reduction in net sales rather than selling expenses, in accordance with the guidance of Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company has made the appropriate modifications to the consolidated statements of operations to give effect to the change in classification of freight costs. The effect of this change in classification is to increase net sales and selling expenses by corresponding amounts for all periods presented, as indicated below. The change in classification has no effect on income from operations or net income, nor any effect on the Company's consolidated balance sheet, changes in stockholders' equity and cash flows. The table below summarizes the effect of the change in classification.

                                                      AS REPORTED     AS RESTATED
                                                      -----------     -----------
                                                              (unaudited)
    Net Sales for the thirteen weeks ended --
      September 25, 2003                              $   121,748     $   124,761
      September 26, 2002                                   93,069          95,327
    Gross Profit for the thirteen weeks ended --
      September 25, 2003                                   22,480          25,493
      September 26, 2002                                   11,042          13,300
    Selling Expenses for the thirteen weeks ended --
      September 25, 2003                                    6,018           9,031
      September 26, 2002                                    4,851           7,109
    Total Selling and Administrative Expenses
      for the thirteen weeks ended --
      September 25, 2003                                    9,861          12,874
      September 26, 2002                                    7,224           9,482

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

GENERAL

The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October through December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. Also, due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At September 25, 2003, the Company's inventories totaled approximately $105.7 million compared to approximately $112.0 million at June 26, 2003, and approximately $91.7 million at September 26, 2002. The decrease in inventories at September 25, 2003 when compared to June 26, 2003 occurred primarily because the majority of nut purchases are made during the second and third quarters of the Company's fiscal year. The increase in inventories at September 25, 2003 when compared to September 26, 2002 is primarily due to (i) an increase in finished goods to support the increase in sales volume, and (ii) an increase in the purchase price of pecans. See "Factors That May Affect Future Results" - "Availability of Raw Materials and Market Price Fluctuations." At September 25, 2003, net accounts receivable were approximately $42.9 million compared to approximately $29.1 million at June 26, 2003 and approximately $32.8 million at September 26, 2002. The increase in net accounts receivable at September 25, 2003 when compared to June 26, 2003 is due primarily to the seasonality of the Company's business. The increase in net accounts receivable at September 25, 2003 when compared to September 26, 2002 is due primarily to the increase in net sales for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. See "Results of Operations - Net Sales".

The Company's fiscal year ends on the last Thursday of June each year, and references herein to "fiscal" years are to the fiscal years ended in the indicated calendar year (for example, "fiscal 2004" refers to the Company's fiscal year ending June 24, 2004). The Company's fiscal year typically consists of fifty-two weeks (four thirteen week quarters).

NET SALES AND SELLING EXPENSES RESTATEMENT

In accordance with authoritative accounting literature, we have changed the classification of our freight costs. As a result, we have restated our Consolidated Statements of Operations included in our annual financial statements on Form 10-K/A for the fiscal years ended June 26, 2003, June 27, 2002, and June 28, 2001, and our quarterly filing for the thirteen weeks ended September 25, 2003 on Form 10-Q/A. The purpose of this restatement is to change the classification of our freight costs, which had previously been reflected as a reduction in net sales, to selling expenses in accordance with the guidance of Emerging Issues Task Force No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs."

As a result of this restatement, our net sales, gross profit, selling expenses and total selling, general and administrative expenses each increased by the corresponding amount of our freight costs. These changes, however, had no effect on our income, including net income and earnings per share or our consolidated balance sheet, stockholders' equity or cash flows.

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

RESULTS OF OPERATIONS

Net Sales. Net sales increased from approximately $95.3 million for the first quarter of fiscal 2003 to approximately $124.8 million for the first quarter of fiscal 2004, an increase of approximately $29.4 million, or 30.9%. The increase in net sales was due primarily to higher unit volume sales in the Company's consumer, industrial, export and food service distribution channels. The increase in net sales in the consumer distribution channel was due primarily to an increase in Fisher brand and private label business through the expansion of business to existing customers. The increase in net sales in the industrial distribution channel was due primarily to the increased usage of nuts as ingredients in food products. The increase in net sales in the export distribution channel was due primarily to higher almond and pecan sales to the Asian and European markets. The increase in net sales in the food service distribution channel was due primarily to the food service industry rebounding from a decline in business during fiscal 2003. Net sales in the contract packaging distribution channel declined slightly in the first quarter of fiscal 2004 when compared to the first quarter of fiscal 2003. The Company believes that a portion of the overall increase in net sales is attributable to the growing awareness of the health benefits of nuts in the daily diet.

The following table shows a quarterly comparison of sales by distribution channel, as a percentage of total sales:

                                          First Quarter Ended
                                          -------------------
Distribution Channel        September 25, 2003         September 26, 2002
--------------------        ------------------         ------------------
Consumer                           58.8%                      56.9%
Industrial                         19.8                       20.7
Food Service                        9.1                        8.9
Contract Packaging                  5.6                        7.0
Export                              6.7                        6.5
                                  -----                      -----
Total                             100.0%                     100.0%
                                  =====                      =====

The following table shows a quarterly comparison of sales by product type, as a percentage of total sales:

                                             First Quarter Ended
                                             -------------------
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
                                     =====                      =====

Gross Profit. Gross profit for the first quarter of fiscal 2004 increased approximately 91.7% to approximately $25.5 million from approximately $13.3 million for the first quarter of fiscal 2003. Gross profit margin increased from approximately 14.0% for the first quarter of fiscal 2003 to approximately 20.4% for the first quarter of fiscal 2004. The increase in gross profit margin was due primarily to: (i) increased plant utilization, as certain costs of sales are of a fixed nature, (ii) changes in the sales mix, (iii) lower costs for peanuts, and (iv) a writedown of approximately $1.2 million, or a 1.3 percentage point effect on gross profit margin, in the value of the Company's peanut inventory in the first quarter of fiscal 2003 for the anticipated effect of the 2002 Farm Bill (as defined below). Also, favorably impacting gross profit margin in the first quarter of fiscal 2004 were better than anticipated results in the Company's pecan shelling operation for the 2002 pecan crop. These favorable results became apparent as the remaining balance of the 2002 pecan crop was shelled during the first quarter of fiscal 2004. The effect of this pecan quantity increase was partially offset by (i) an increase in the amount due to almond growers pursuant to the final settlement of the 2002 crop, and (ii) a writedown in the value of the Company's pecan inventory in anticipation of a decrease in the pecan market for the 2003 crop. The net effect of the pecan inventory quantity increase, the almond liability increase and the pecan value writedown was approximately $0.8 million, or a 0.6 percentage point increase in gross profit margin.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales increased from approximately 9.9% for the first quarter of fiscal 2003 to approximately 10.3% for the first quarter of fiscal 2004. Selling expenses as a percentage of net sales decreased from approximately 7.5% for the first quarter of fiscal 2003 to approximately 7.2% for the first quarter of fiscal 2004. This decrease was due primarily to: (i) continuous efforts to control expenses and (ii) the fixed nature of certain of these expenses relative to a larger revenue base. Administrative expenses as a percentage of net sales increased from approximately 2.5% for the first quarter of fiscal 2003 to approximately 3.1% for the first quarter of fiscal 2004. This increase was due primarily to higher employee incentive compensation due to the Company's improved operating results in fiscal 2004. Also contributing to the increase in administrative expenses were higher legal and professional fees related to (i) the U.S. Department of Justice's investigation of the peanut shelling industry and (ii) compliance with the Sarbanes-Oxley Act of 2002 and other corporate governance regulation. See "Factors That May Affect Future Results - Peanut Shelling Industry Antitrust Investigation."

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $3.8 million, or 4.0% of net sales, for the first quarter of fiscal 2003, to approximately $12.6 million, or 10.1% of net sales, for the first quarter of fiscal 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends certain provisions of SFAS 123 and is effective for fiscal years beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148, and is currently its accounting alternatives under SFAS 148.

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

PART II. OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K

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

                                           JOHN B. SANFILIPPO & SON, INC.

Date: January 27, 2004                     By: /s/ Michael J. Valentine
                                               --------------------------
                                           Michael J. Valentine
                                           Executive Vice President Finance,
                                           Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

Exhibit
 Number                               Description
--------------------------------------------------------------------------------
 2       None

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

 10.3    First Amendment to the Touhy Avenue Lease dated June 1, 1987(11)

 10.4    Second Amendment to the Touhy Avenue Lease dated December 14, 1990(11)

 10.5    Third Amendment to the Touhy Avenue Lease dated September 1, 1991(15)

Exhibit
 Number                               Description
--------------------------------------------------------------------------------
 10.6    Mortgage, Assignment of Rents and Security Agreement made on September
         29, 1992 by LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number
         100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk Grove Village,
         Illinois(5)

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

Exhibit
 Number                               Description
--------------------------------------------------------------------------------
 10.20   Letter Agreement between the Registrant and Preferred Products, Inc.
         dated February 24, 1995, amending the Outsource Agreement dated January
         19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](12)

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

 31.1    Certification of Jasper B. Sanfilippo pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002, as amended, filed herewith

 31.2    Certification of Michael J. Valentine pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002, as amended, filed herewith

Exhibit
 Number                               Description
--------------------------------------------------------------------------------
 32.1    Certification of Jasper B. Sanfilippo pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002, filed herewith

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