Form 10-Q
period 2003-12-25
SANFILIPPO JOHN B & SON INC
filed 2004-01-27
CIK 880117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended December 25, 2003

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

         For the transition period from -------------- to --------------

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

         As of January 23, 2004, 5,716,774 shares of the Registrant's Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 3,667,426 shares of the Registrant's Class A Common Stock, $0.01 par value per share, were outstanding.

                         JOHN B. SANFILIPPO & SON, INC.

                               INDEX TO FORM 10-Q

                                                                                        PAGE NO.
                                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements (Unaudited):

Consolidated Statements of Operations for the quarters and twenty-six weeks ended
 December 25, 2003 and December 26, 2002                                                    3

Consolidated Balance Sheets as of December 25, 2003
 and June 26, 2003                                                                          4

Consolidated Statements of Cash Flows for the twenty-six weeks ended
 December 25, 2003 and December 26, 2002                                                    5

Notes to Consolidated Financial Statements                                                  6

Item 2 -- Management's Discussion and Analysis of
 Financial Condition and Results of Operations                                              9

Item 3 -- Quantitative and Qualitative Disclosures About Market Risk                       18

Item 4 -- Controls and Procedures                                                          18

PART II. OTHER INFORMATION

Item 4 -- Submission of Matters to a Vote of Security Holders                              19

Item 6 -- Exhibits and Reports on Form 8-K                                                 19

SIGNATURE                                                                                  20

EXHIBIT INDEX                                                                              21

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

                          PART I. FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS (UNAUDITED)

                         JOHN B. SANFILIPPO & SON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)

                                          For the Quarter Ended      For the Twenty-six Weeks Ended
                                          ---------------------      ------------------------------
                                       December 25,   December 26,    December 25,    December 26,
                                           2003           2002            2003            2002
                                        ----------     ----------      ----------      ----------
                                                        Restated                        Restated
                                                         Note 6                          Note 6
Net sales                               $  171,392     $  138,107      $  296,153      $  233,434
Cost of sales                              138,173        111,678         237,441         193,705
                                        ----------     ----------      ----------      ----------
Gross profit                                33,219         26,429          58,712          39,729
                                        ----------     ----------      ----------      ----------
Selling expenses                            11,265          9,702          20,296          16,811
Administrative expenses                      4,090          2,244           7,933           4,617
                                        ----------     ----------      ----------      ----------
                                            15,355         11,946          28,229          21,428
                                        ----------     ----------      ----------      ----------
Income from operations                      17,864         14,483          30,483          18,301
                                        ----------     ----------      ----------      ----------
Other income (expense):
       Interest expense                       (855)        (1,104)         (1,850)         (2,282)
       Rental income                           119            133             237             244
       Miscellaneous                             1              1               1               1
                                        ----------     ----------      ----------      ----------
                                              (735)          (970)         (1,612)         (2,037)
                                        ----------     ----------      ----------      ----------
Income before income taxes                  17,129         13,513          28,871          16,264
Income tax expense                           6,680          5,270          11,260           6,343
                                        ----------     ----------      ----------      ----------
Net income and comprehensive income     $   10,449     $    8,243      $   17,611      $    9,921
                                        ==========     ==========      ==========      ==========
Basic earnings per common share         $     1.12     $     0.90      $     1.88      $     1.08
                                        ==========     ==========      ==========      ==========
Diluted earnings per common share       $     1.09     $     0.89      $     1.85      $     1.07
                                        ==========     ==========      ==========      ==========

    The accompanying notes are an integral part of these financial statements

                         JOHN B. SANFILIPPO & SON, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                       (Unaudited)
                                                                       -----------
                                                                    December 25, 2003   June 26, 2003
                                                                    -----------------   -------------
ASSETS
CURRENT ASSETS:
         Cash                                                           $    1,764       $    2,448
         Accounts receivable, less allowances of
           $2,683 and $1,552, respectively                                  50,339           29,142
         Inventories                                                       139,885          112,016
         Deferred income taxes                                               1,290            1,257
         Income taxes receivable                                                --              469
         Prepaid expenses and other current assets                           2,091            2,192
                                                                        ----------       ----------
TOTAL CURRENT ASSETS                                                       195,369          147,524
                                                                        ----------       ----------
PROPERTIES:
         Buildings                                                          61,651           61,485
         Machinery and equipment                                            92,780           89,980
         Furniture and leasehold improvements                                5,435            5,385
         Vehicles                                                            2,990            3,185
         Construction in progress                                            4,088            1,057
                                                                        ----------       ----------
                                                                           166,944          161,092
         Less:  Accumulated depreciation                                    99,912           95,838
                                                                        ----------       ----------
                                                                            67,032           65,254
         Land                                                                1,863            1,863
                                                                        ----------       ----------
TOTAL PROPERTIES                                                            68,895           67,117
                                                                        ----------       ----------
OTHER ASSETS:
         Goodwill and other intangibles                                      4,156            4,370
         Miscellaneous                                                       4,236            4,716
                                                                        ----------       ----------
TOTAL OTHER ASSETS                                                           8,392            9,086
                                                                        ----------       ----------
TOTAL ASSETS                                                            $  272,656       $  223,727
                                                                        ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Notes payable                                                  $   20,373       $   29,702
         Current maturities of long-term debt                               10,817           10,776
         Accounts payable                                                   51,871           13,658
         Drafts payable                                                     13,007            5,507
         Accrued expenses                                                   12,306           12,699
         Income taxes payable                                                2,854               --
                                                                        ----------       ----------
TOTAL CURRENT LIABILITIES                                                  111,228           72,342
                                                                        ----------       ----------
LONG-TERM DEBT                                                              21,139           29,640
                                                                        ----------       ----------
LONG-TERM DEFERRED INCOME TAXES                                              2,958            2,964
                                                                        ----------       ----------
STOCKHOLDERS' EQUITY
         Class A Common Stock, convertible to                                   37               37
          Common Stock on a per share basis, cumulative
          voting rights of ten votes per share, $.01
          par value; 10,000,000 shares authorized, 3,667,426 shares
          issued and  outstanding
         Common Stock, non-cumulative voting                                    58               58
          rights of one vote per share, $.01 par
          value; 10,000,000 shares authorized, 5,834,674
          and 5,775,564 shares issued and
          outstanding, respectively
         Capital in excess of par value                                     59,850           58,911
         Retained earnings                                                  78,590           60,979
         Treasury stock, at cost; 117,900 shares                            (1,204)          (1,204)
                                                                        ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                                                 137,331          118,781
                                                                        ----------       ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $  272,656       $  223,727
                                                                        ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                         JOHN B. SANFILIPPO & SON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                          For the Twenty-six Weeks Ended
                                                          ------------------------------
                                                       December 25, 2003  December 26, 2002
                                                       -----------------  -----------------
Cash flows from operating activities:
  Net income                                               $   17,611         $    9,921
  Adjustments:
    Depreciation and amortization                               5,435              5,230
    Loss (gain) on disposition of properties                       25                 (3)
    Deferred income taxes                                         (39)                --
    Tax benefit of option exercises                               572                 --
    Change in current assets and current liabilities:
      Accounts receivable, net                                (21,197)           (11,158)
      Inventories                                             (27,869)           (24,247)
      Prepaid expenses and other current assets                   101                862
      Accounts payable                                         38,213             28,370
      Drafts payable                                            7,500              5,867
      Accrued expenses                                           (393)               684
      Income taxes receivable/payable                           3,323              3,729
  Other                                                          (444)              (453)
                                                           ----------         ----------
  Net cash provided by operating activities                    22,838             18,802
                                                           ----------         ----------
Cash flows from investing activities:
  Acquisition of properties                                    (6,100)            (5,031)
  Proceeds from disposition of properties                          --                  7
                                                           ----------         ----------
  Net cash used in investing activities                        (6,100)            (5,024)
                                                           ----------         ----------
Cash flows from financing activities:
  Net borrowings on notes payable                              (9,329)            (9,303)
  Principal payments on long-term debt                         (8,460)            (3,424)
  Issuance of Common Stock                                        367                 --
                                                           ----------         ----------
  Net cash used in financing activities                       (17,422)           (12,727)
                                                           ----------         ----------

Net (decrease) increase in cash                                  (684)             1,051
Cash:
         Beginning of period                                    2,448              1,272
                                                           ----------         ----------
         End of period                                     $    1,764         $    2,323
                                                           ==========         ==========
Supplemental disclosures:
         Interest paid                                     $    2,017         $    2,293
         Income taxes paid                                      7,438              1,171

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

The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The data presented on the balance sheet for the fiscal year ended June 26, 2003 were derived from audited financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report filed on Form 10-K/A for the year ended June 26, 2003 and its unaudited first quarter financial statements filed on Form 10-Q/A which reflect a restatement to change the classification of freight costs, which had previously been reflected as a reduction in net sales rather than selling expenses, in accordance with Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs." See Note 6.

Note 2 -- Inventories

Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

                                      December 25,    June 26,
                                          2003          2003
                                        --------      --------
Raw material and supplies               $ 72,878      $ 36,852
Work-in-process and finished goods        67,007        75,164
                                        --------      --------
                                        $139,885      $112,016
                                        ========      ========

Note 3 -- Earnings Per Common Share

Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:

                                For the Quarter Ended December 25, 2003   For the Quarter Ended December 26, 2002
                                ---------------------------------------   ---------------------------------------
                                  Income         Shares       Per-Share     Income         Shares       Per-Share
                                (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                -----------   -------------   ---------   -----------   -------------   ---------
Net Income                      $    10,449                               $     8,243
Basic Earnings Per Common
Share
  Income available to common
  stockholders                  $    10,449       9,361,091   $    1.12   $     8,243       9,153,790   $    0.90
                                                              =========                                 =========
Effect of Dilutive Securities
  Stock options                                     228,249                                   114,336
Diluted Earnings Per Common
Share
  Income available to common
   stockholders                 $    10,449       9,589,340   $    1.09   $     8,243       9,268,126   $    0.89
                                ===========   =============   =========   ===========   =============   =========

                                    For the Twenty-six Weeks Ended            For the Twenty-six Weeks Ended
                                           December 25, 2003                         December 26, 2002
                                ---------------------------------------   ---------------------------------------
                                   Income        Shares       Per-Share     Income          Shares      Per-Share
                                (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                -----------   -------------   ---------   -----------   -------------   ---------
Net Income                      $    17,611                               $     9,921
Basic Earnings Per Common
Share
  Income available to common
  stockholders                  $    17,611       9,344,988   $    1.88   $     9,921       9,153,627   $    1.08
                                                              =========                                 =========
Effect of Dilutive Securities
  Stock options                                     189,822                                    86,108
Diluted Earnings Per Common
Share
  Income available to common
   stockholders                 $    17,611       9,534,810   $    1.85   $     9,921       9,239,735   $    1.07
                                ===========   =============   =========   ===========   =============   =========

The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:

                                                                    Weighted-Average
                                             Number of Options       Exercise Price
                                             -----------------      -----------------
Quarter Ended December 25, 2003                         --            $      --
Quarter Ended December 26, 2002                     61,867            $   11.21
Twenty-six Weeks Ended December 25, 2003            13,072            $   16.48
Twenty-six Weeks Ended December 26, 2002            90,632            $    9.91

Note 4 -- Stock Option Plans

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans with the alternative method of SFAS 123, "Accounting for Stock-Based Compensation", the effect on the Company's net income for the quarters and twenty-six weeks ended December 25, 2003 and December 26, 2002 would not have been significant.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective during the third quarter of fiscal 2004. The Company enters into various transactions with certain related parties including the rental of buildings under capital leases and purchases from entities owned either directly or indirectly by certain directors, officers and stockholders of the Company. The Company's adoption of FIN 46 during the second quarter of 2004 did not have any impact on the financial statements.

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

                                                         AS REPORTED     AS RESTATED
                                                         -----------     -----------
                                                                 (unaudited)
    Net Sales for the -
       twenty-six weeks ended December 26, 2002          $   227,305     $   233,434
       thirteen weeks ended December 26, 2002                134,236         138,107
    Gross Profit for the -
       twenty-six weeks ended December 26, 2002               33,600          39,729
       thirteen weeks ended December 26, 2002                 22,558          26,429
    Selling Expenses for the -
       twenty-six weeks ended December 26, 2002               10,682          16,811
       thirteen weeks ended December 26, 2002                  5,831           9,702
    Total Selling and Administrative Expenses for the -
       twenty-six weeks ended December 26, 2002               15,299          21,428
       thirteen weeks ended December 26, 2002                  8,075          11,946

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

INTRODUCTION

The Company is a processor, packager, marketer and distributor of shelled and inshell nuts. The Company also markets or distributes, and in most cases manufactures or processes, a diverse product line of food and snack items, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks and sesame products. The Company sells to the consumer market under a variety of private labels and under the Company's brand names, primarily Fisher. The Company also sells to the industrial, food service, contract packaging and export markets.

Fiscal 2003 was a record-setting year for the Company, in terms of both sales and profitability, and this momentum has continued in fiscal 2004. Net sales increased to $171.4 million for the quarter ended December 25, 2003 compared to $138.1 million for the quarter ended December 26, 2002, representing a 24.1% increase. Net sales increased to $296.2 million for the twenty-six weeks ended December 25, 2003 compared to $233.4 million for the same period in fiscal 2003, representing a 26.9% increase. This growth was achieved primarily through unit volume increases throughout all of the Company's major distribution channels. Gross margin improved by 0.3 percentage points for the quarterly comparative period, and 2.8% for the twenty-six week comparative period. These improvements were due primarily to unit volume sales increases while certain costs of sales remain fixed, lower peanut costs in the first quarter of fiscal 2004 and certain other non- recurring benefits in 2004. Additionally, the first quarter of fiscal 2003 included certain non-recurring items that negatively impacted its gross margin. Net income for the quarter ended December 25, 2003 increased by 26.8% to $10.4 million from the quarter ended December 26, 2002. Net income for the twenty-six week period ended December 25, 2003 increased by 77.5% to $17.6 million from the twenty-six weeks ended December 26, 2002.

The Company believes that a portion of the overall increase in net sales, for both the quarter and twenty-six weeks ended December 25, 2003, is attributable to the growing awareness of the health benefits of nuts and the current trend toward a low carbohydrate/high protein diet. The Company continually reviews nut consumption data prepared by various trade associations, marketing organizations and the United States Department of Agriculture to monitor trends in our business. Crop estimates are also reviewed to determine the available supply of various nuts, although due to the susceptibility of crops to wide year-over-year variations, this information is typically only useful for short periods of time. The Company then develops business strategies through analysis of this consumption and supply information.

A significant factor in the improved margins has been the effect of the termination of the federal peanut quota program in the 2002 Farm Bill, as defined below, which reduced the Company's costs for peanuts beginning in the second quarter of fiscal 2003. The positive effect on margins was partially offset by a smaller decrease in peanut selling prices. The gross profit margin on peanuts is now similar to total gross profit margin. The Company believes that the 2002 Farm Bill will continue to have a favorable impact on the purchase prices of peanuts for the foreseeable future, though there is no assurance that the related favorable effects on margins will continue.

The Company faces a number of challenges as it works to continue record growth. Due to the recent unit volume sales growth, the Chicago area processing facilities operate at full capacity at certain times of the year. If unit volume sales growth continues, the Company could exceed its capacity to meet the demand for its products, especially prior to the completion of the contemplated facility consolidation project. If the Company proceeds with the facility consolidation project, which would require approximately four to five years to complete, it nevertheless would face potential disruptive effects on the business, such as cost overruns for the construction of the new facility or business interruptions that may result from the transfer of production to the new facility. In addition, the Company will continue to face the ongoing challenges of its business such as food safety and regulatory issues, the antitrust investigation of a portion of the peanut shelling industry and the maintenance and growth of its customer base.

The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of September, October, November and December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. This seasonality also impacts capacity utilization at the Company's Chicago area facilities, with these facilities routinely operating at full capacity during the last four months of the calendar year.

Due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts may affect the value of the Company's inventory and thus the Company's profitability. At December 25, 2003, the Company's inventories totaled approximately $139.9 million compared to approximately $112.0 million at June 26, 2003, and approximately $123.7 million at December 26, 2002. The increase in inventories at December 25, 2003 when compared to June 26, 2003 occurred primarily because the majority of nut purchases are made during the second and third quarters of the Company's fiscal year. The increase in inventories at December 25, 2003 when compared to December 26, 2002 is primarily due to (i) an increase in finished goods to support the increase in sales volume, and (ii) an increase in the quantity of inshell pecans on hand due to higher purchases during the first twenty-six weeks of fiscal 2003 than during the first twenty-six weeks of fiscal 2002. See "Factors That May Affect Future Results" - "Availability of Raw Materials and Market Price Fluctuations." At December 25, 2003, net accounts receivable were approximately $50.3 million compared to approximately $29.1 million at June 26, 2003 and approximately $35.3 million at December 26, 2002. The increase in net accounts receivable at December 25, 2003 when compared to June 26, 2003 is due primarily to the seasonality of the Company's business. The increase in net accounts receivable at December 25, 2003 when compared to December 26, 2002 is due primarily to the increase in net sales for the second quarter of fiscal 2004 compared to the first quarter of fiscal 2003. See "Results of Operations - Net Sales".

The Company's fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2004 are to the fiscal year ending June 24, 2004. References herein to fiscal 2003 are to the fiscal year ended June 26, 2003.

NET SALES AND SELLING EXPENSES RESTATEMENT

In accordance with authoritative accounting literature, we have changed the classification of our freight costs. As a result, we have restated our Consolidated Statements of Operations included in our annual financial statements on Form 10-K/A for the fiscal years ended June 26, 2003, June 27, 2002, and June 28, 2001 and our quarterly filing for the thirteen weeks ended September 25, 2003 on Form 10-Q/A. We changed the classification of our freight costs, which had previously been reflected as a reduction in net sales rather than selling expenses, in accordance with the guidance of Emerging Issues Task Force No 00-10 ("EITF, 00-10"), "Accounting for Shipping and Handling Fees and Costs."

As a result of this restatement, our net sales, gross profit, selling expenses and total selling, general and administrative expenses each increased by the corresponding amount of our freight costs. These changes had no effect on income, including net income and earnings per share, nor our consolidated balance sheet, stockholders' equity and cash flows.

EITF 00-10 allows companies to classify shipping and handling costs in either or both of cost of goods sold or selling, general and administrative costs. We have elected to classify our shipping and handling costs (including freight costs) as selling expenses. We believe our presentation makes our financial statements comparable to similar companies in our industry. Some other comparable companies, however, include shipping and handling costs in their costs of goods sold and others include portions of shipping and handling costs in both their cost of goods sold and selling, general and administrative expenses.

As a result of classifying our freight costs as selling expenses, we report a higher gross profit than if we were to classify these costs as cost of goods sold. Our income from operations, net income and earnings per share would be the same under either approach.

RESULTS OF OPERATIONS

Net Sales. Net sales increased from approximately $138.1 million for the second quarter of fiscal 2003 to approximately $171.4 million for the second quarter of fiscal 2004, an increase of approximately $33.3 million, or 24.1%. Net sales for the first twenty-six weeks of fiscal 2004 were approximately $296.2 million, an increase of approximately $62.7 million, or 26.9%, over the net sales of approximately $233.4 million for the first twenty-six weeks of fiscal 2003. The increases in net sales, for both the quarterly and twenty-six week periods, were due primarily to higher unit volume sales in the Company's consumer, industrial, export and food service distribution channels. Unit volume increased by 17.8% for the second quarter of fiscal 2004 over fiscal 2003, and increased by 18.8% for the twenty-six week period. The remainder of the increase in net sales, for both the quarterly and twenty-six week periods, was due to higher selling prices for pecans, as the Company was able to sell its pecan products at higher prices reflecting higher procurement costs.

The Company experienced significant growth in most of its key distribution channels. Net sales in the consumer distribution channel for the second quarter of fiscal 2004 increased $19.0 million when compared to the second quarter for fiscal 2003 and $38.1 million for the twenty-six week period ended December 25, 2003, due primarily to an increase in Fisher brand and private label business through the expansion of business to existing customers. A significant portion of this expansion in the distribution of Fisher products came from short-term promotional activity which may not result in a permanent increase in net sales. This increase was driven by increased nut consumption and efforts to increase Fisher brand marketing and promotions, especially in the Chicago area. The increase in net sales in the industrial distribution channel was due primarily to the increased usage of nuts as ingredients in food products such as cereals and nutrition bars. The increase in net sales in the export distribution channel was due primarily to higher almond and pecan sales to the Asian and European markets. The increase in net sales in the food service distribution channel was due primarily to the food service industry rebounding from a decline in business during fiscal 2003. Net sales in the contract packaging distribution channel increased slightly for both the quarterly and twenty-six week periods.

The Company believes it is well-positioned for sales growth throughout its major distribution channels. The Company expects the increased demand for nuts to continue and to increase the selling opportunities available in the consumer distribution channel. The Company believes that industrial customers will continue to develop new nut-based products to capitalize on the health benefits of nuts. The Company also expects its food service business to improve as nuts are used more frequently in menu choices.

The following tables show quarterly and twenty-six week comparisons of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

                                         Second Quarter Ended
                                         --------------------
Distribution Channel        December 25, 2003           December 26, 2002
--------------------        -----------------           -----------------
Consumer                 $105,341          61.4%     $ 86,355          62.5%
Industrial                 33,352          19.5        23,226          16.8
Food Service               11,342           6.6         9,141           6.6
Contract Packaging          7,901           4.6         7,293           5.3
Export                     13,456           7.9        12,092           8.8
                         --------         -----      --------         -----
Total                    $171,392         100.0%     $138,107         100.0%
                         ========         =====      ========         =====

                                        Twenty-six Weeks Ended
                                        ----------------------
Distribution Channel        December 25, 2003           December 26, 2002
--------------------        -----------------           -----------------
Consumer                 $178,701          60.3%     $140,566          60.2%
Industrial                 58,082          19.6        43,000          18.4
Food Service               22,734           7.7        17,634           7.6
Contract Packaging         14,867           5.0        14,006           6.0
Export                     21,769           7.4        18,228           7.8
                         --------         -----      --------         -----
Total                    $296,153         100.0%     $233,434         100.0%
                         ========         =====      ========         =====

The following table shows a quarterly and twenty-six week comparison of sales by product type, as a percentage of total gross sales. The table is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types.

                                    Second Quarter Ended                    Twenty-six Weeks Ended
                                    --------------------                    ----------------------
   Product Type             December 25, 2003   December 26, 2002   December 25, 2003   December 26, 2002
   ------------             -----------------   -----------------   -----------------   -----------------
Peanuts                            22.2%              20.6%               24.2%               23.6%
Pecans                             24.8               22.7                22.2                20.2
Cashews & Mixed Nuts               22.0               23.4                22.6                23.2
Walnuts                            12.0               13.6                11.1                13.0
Almonds                             9.9                8.3                10.2                 8.2
Other                               9.1               11.4                 9.7                11.8
                                  -----              -----               -----               -----
Total                             100.0%             100.0%              100.0%              100.0%
                                  =====              =====               =====               =====

Gross Profit. Gross profit for the second quarter of fiscal 2004 increased approximately 25.7% to approximately $33.2 million from approximately $26.4 million for the second quarter of fiscal 2003. Gross profit margin increased from approximately 19.1% for the second quarter of fiscal 2003 to approximately 19.4% for the second quarter of fiscal 2004. The increase in gross profit margin was due primarily to improved margins for pecan sales during the quarter as market sales prices were increasing. Gross profit for the first twenty-six weeks of fiscal 2004 increased approximately 47.8% to approximately $58.7 million from approximately $39.7 million for the first twenty-six weeks of fiscal 2003. Gross profit margin increased from approximately 17.0% for the first twenty-six weeks of fiscal 2003 to approximately 19.8% for the first twenty-six weeks of fiscal 2004. The increase in gross profit margin was due primarily to unit volume sales increases while certain costs of sales remained fixed, and we experienced lower peanut costs. Also, favorably impacting gross profit margin for the first quarter of fiscal 2004 were better than anticipated results in the Company's pecan shelling operation, which led to a positive adjustment to our pecan inventory. These favorable results became apparent as the remaining balance of the 2002 pecan crop was shelled during the first quarter of fiscal 2004. The effect of this pecan quantity increase was partially offset by an increase in the amount due to almond growers pursuant to the final settlement of the 2002 crop. The amounts paid to a majority of almond growers are dependent upon the final prices paid by certain of the Company's competitors. These final prices are generally not known until the first quarter of the fiscal year following harvest.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales increased from approximately 8.6% for the second quarter of fiscal 2003 to approximately 9.0% for the second quarter of fiscal 2004. For the first twenty-six weeks of fiscal 2004, selling and administrative expenses as a percentage of net sales increased to approximately 9.5% compared to approximately 9.2% for the first twenty-six weeks of fiscal 2003. Selling expenses as a percentage of net sales decreased from approximately 7.0% for the second quarter of fiscal 2003 to approximately 6.6% for the second quarter of fiscal 2003. Selling expenses as a percentage of net sales increased to approximately 7.2% for the first twenty-six weeks of fiscal 2004 from approximately 6.9% for the first twenty-six weeks of fiscal 2003. Administrative expenses as a percentage of net sales increased from approximately 1.6% for the second quarter of fiscal 2003 to approximately 2.4% for the second quarter of fiscal 2004. Administrative expenses as a percentage of net sales increased from approximately 2.0% for the first twenty-six weeks of fiscal 2003 to approximately 2.7% for the first twenty-six weeks of fiscal 2004. The dollar increases, for both the quarterly and twenty-six week periods, were due primarily to higher employee incentive compensation attributable to the Company's improved operating results in fiscal 2004. The second quarter of fiscal 2003 also includes the receipt of a contract settlement payment from a customer who previously chose not to honor a supply contract. Also contributing to the increases in administrative expenses was higher legal and professional fees related to (i) the United States Department of Justice's investigation of the peanut shelling industry and (ii) compliance with the Sarbanes-Oxley Act of 2002 and other corporate governance regulation. See "Factors That May Affect Future Results - Peanut Shelling Industry Antitrust Investigation."

Income from Operations. Due to the factors discussed above, income from operations increased from approximately $14.5 million, or 10.5% of net sales, for the second quarter of fiscal 2003, to approximately $17.9 million, or 10.4% of net sales, for the second quarter of fiscal 2004. Income from operations increased from approximately $18.3 million, or 7.8% of net sales, for the first twenty-six weeks of fiscal 2003, to approximately $30.5 million, or 10.3% of net sales, for the first twenty-six weeks of fiscal 2004.

Interest Expense. Interest expense decreased from approximately $1.1 million for the second quarter of fiscal 2003 to approximately $0.9 million for the second quarter of fiscal 2004. For the first twenty-six weeks of fiscal 2004, interest expense decreased to approximately $1.9 million from approximately $2.3 million for the first twenty-six weeks of fiscal 2003. The decreases in interest expense, for both the quarterly and twenty-six week periods, were due primarily to lower average rates of borrowings and lower balances resulting from scheduled debt payments. During the first quarter of fiscal 2004, the Company paid the first of three annual installments on its $15.0 million subordinated debt, which bears a 9.38% interest rate.

Income Taxes. Income tax expense was approximately $6.7 million, or 39.0% of income before income taxes for the second quarter of fiscal 2004 compared to approximately $5.3 million, or 39.0% of income before income taxes, for the second quarter of fiscal 2003. Income tax expense was approximately $11.3 million, or 39.0% of income before income taxes for the first twenty-six weeks of fiscal 2004 compared to approximately $6.3 million, or 39.0% of income before income taxes, for the first twenty-six weeks of fiscal 2003.

Net Income. Net income was approximately $10.4 million, or $1.12 basic per common share ($1.09 diluted), for the second quarter of fiscal 2004, compared to approximately $8.2 million, or $0.90 basic per common share ($0.89 diluted), for the second quarter of fiscal 2003. Net income was approximately $17.6 million, or $1.88 basic per common share ($1.85 diluted), for the first twenty-six weeks of fiscal 2004, compared to approximately $9.9 million, or $1.08 basic per common share ($1.07 diluted), for the first twenty-six weeks of fiscal 2003, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The primary uses of cash are to fund the Company's current operations, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those pertaining to the antitrust investigation of a portion of the peanut shelling industry or other litigation.

Net cash provided by operating activities was approximately $22.8 million for the first twenty-six weeks of fiscal 2004 compared to approximately $18.8 million for the first twenty-six weeks of fiscal 2003. The increase in cash provided by operating activities for the first twenty-six weeks of fiscal 2004 when compared to the first twenty-six weeks of fiscal 2003 was due primarily to improved operating results. Nut purchases were approximately 18.2% greater in the first twenty-six weeks of fiscal 2004 than in the first twenty-six weeks of fiscal 2003.

During the first twenty-six weeks of fiscal 2004, the Company spent approximately $6.1 million on capital expenditures, compared to approximately $5.0 million for the first twenty-six weeks of fiscal 2003. The most significant project for fiscal 2004 is the expansion of the storage capacity of inshell pecans at the Selma, Texas facility. This project should be completed during the third quarter of fiscal 2004. The Company is currently exploring the possible consolidation of its Chicago area production facilities into a single location through the construction of a new production facility. If the consolidation proceeds, it is unlikely that such a facility could be financed using solely the Company's existing credit facilities. In that event, the Company would evaluate other financing alternatives, including but not limited to debt financing, proceeds from the sale of existing Chicago area facilities and/or cash flow from operations. During the first twenty-six weeks of fiscal 2004, the Company repaid approximately $8.5 million of long-term debt compared to approximately $3.4 million during the first twenty-six weeks of fiscal 2003, as the first scheduled annual $5.0 million payment of subordinated debt under the Additional Long-Term Financing discussed below became due.

FINANCING ARRANGEMENTS

The Company's Bank Credit Facility is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $73.1 million, in the aggregate, and matures, as amended, on May 31, 2006, and (ii) a letter of credit of approximately $6.9 million (the "IDB Letter of Credit") to secure industrial development bonds, which matures on June 1, 2006. Borrowings under the working capital revolving loan accrue interest at a rate determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate, the weighted average of which was 2.54% at December 25, 2003. As of December 25, 2003, the Company had approximately $49.5 million of available credit under the Bank Credit Facility.

As of December 25, 2003, the total principal amount outstanding under the $35.0 million long-term credit facility entered into in 1992 (the "Long-Term Financing Facility") was approximately $4.9 million. Of the 4.9 million, $2.5 million bears interest at rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $1.3 million, with the final installment due on August 16, 2004. The remaining approximately $2.4 million of this indebtedness bears interest at a rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $0.5 million, with the final installment due on May 15, 2006.

As of December 25, 2003, the total principal amount outstanding under the $25.0 million long-term credit facility entered into in 1995 (the "Additional Long-Term Financing") was approximately $12.9 million. Of the $12.9 million, approximately $2.9 million bears interest at a rate of 8.3% per annum payable semiannually, and requires equal annual principal installments of approximately $1.4 million, with the final installment due on September 1, 2005. The remaining $10.0 million of this indebtedness (which is subordinated to the Company's other financing facilities) bears interest at a rate of 9.38% per annum payable semiannually, and requires equal annual principal installments of $5.0 million, with the final installment due on September 1, 2005.

As of December 25, 2003, the Company had $6.75 million in aggregate principal amount of industrial development bonds outstanding, which was used to finance the acquisition, construction and equipping of the Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.00% (which was reset on June 1, 2002) through May 2006. On June 1, 2006, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a "best efforts" basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from approximately $0.3 million in fiscal 2004 to approximately $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company's annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a Director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996 to the date the dividend is declared, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million and prohibits the

Company from redeeming shares of capital stock. As of December 25, 2003, the Company was in compliance with all restrictive covenants under its financing facilities.

The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future. However, if the Company elects to pursue the facility consolidation project, additional financing sources may be required to fund the capital expenditures that would be necessary for the project.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends certain provisions of SFAS 123 and is effective for fiscal years beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148, and is currently its accounting alternatives under SFAS 148.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective during the third quarter of fiscal 2004. The Company enters into various transactions with certain related parties including the rental of buildings under capital leases and purchases from entities owned either directly or indirectly by certain directors, officers and stockholders of the Company. The adoption of FIN 46 during the second quarter did not have any impact on the financial statements

FORWARD LOOKING STATEMENTS

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

Factors That May Affect Future Results

         (a) AVAILABILITY OF RAW MATERIALS AND MARKET PRICE FLUCTUATIONS

The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans and other nuts are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions, plant diseases and changes in government programs. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the United States Department of Agriculture ("USDA") or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.

If worldwide demand for nuts continues at recent rates, and supply does not expand to meet demand, a reduction in availability and an increase in the cost of raw materials will occur. We do not hedge against changes in commodity prices, and thus, shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company's inventories and profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See "General".

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

         (c) FIXED PRICE COMMITMENTS

From time to time, the Company enters into fixed price commitments with its customers. Such commitments represented approximately 15% to 20% of the Company's annual net sales in fiscal 2003, and in many cases are entered into after the Company's cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The Company expects to continue to enter into fixed price commitments with respect to certain of its nut products prior to fixing its acquisition cost when, in management's judgment, market or crop harvest conditions so warrant. To the extent the Company does so, however, these fixed price commitments may result in losses that have a material adverse effect on the Company's results of operations.

         (d) INVENTORY MEASUREMENT

The Company purchases its inshell nut inventories in large quantities at harvest times, which are primarily during the second and third quarters of the Company's fiscal year, and receives inshell nut shipments in bulk truckloads. The weights of the inshell nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The inshell nuts are than stored in bulk in large warehouses to be shelled throughout the year. The inshell inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or on the basis of calculations derived from the weight of the shelled nuts that are produced. While the Company performs various procedures to confirm the accuracy of its inshell nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations and such adjustments directly affect earnings. The precise amount of the Company's inshell inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. There can be no assurance that such inventory quantity adjustments will not have a material adverse effect on the Company's results of operations in the future.

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

The termination of the federal peanut quota program has reduced the Company's costs for peanuts and resulted in a higher gross margin than the Company has historically achieved. Therefore, the gross margin on peanuts is higher than the Company has historically achieved. Although this margin is now similar to the Company's total gross profit margin, we may be unable to maintain these higher gross profit margins on the sale of peanuts, and the Company's business, financial position and results of operations will be materially adversely affected.

         (f) PUBLIC HEALTH SECURITY AND BIOTERRORISM PREPAREDNESS AND RESPONSE ACT OF 2002

The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded in part by passing the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the "Bioterrorism Act"). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services ("HHS") to take action to protect the nation's food supply against the threat of international contamination. The Food and Drug Administration ("FDA"), as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods, (iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. FDA is the process of issuing rules in each of these categories, which rules generally took effect on December 12, 2003. There can be no assurances that effects of the Bioterrorism Act and the related rules, including any potential disruption in the Company's supply of imported nuts, which represent approximately 37% of the Company's total nut purchases, will not have a material adverse effect on the Company's business, financial position or results of operations in the future.

         (g) PEANUT SHELLING INDUSTRY ANTITRUST INVESTIGATION

On June 17, 2003, the Company received a subpoena for the production of documents and records from a grand jury in connection with an investigation of a portion of the peanut shelling industry by the Antitrust Division of the United States Department of Justice. The Company believes the investigation relates to procurement pricing practices but, given the early stage of the investigation, it could concern other or additional business practices. The investigation, of which the Company is a subject, is on-going. The Company has responded to the subpoena and produced documents to the Department of Justice. The investigation may have a material adverse effect on the Company's business, financial condition and results of operations, and on the peanut shelling industry.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into transactions using derivative financial instruments. The Company believes that its exposure to market risk related to its other financial instruments (which are the debt instruments under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") is not material.

ITEM 4 -- CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the Company's second fiscal quarter ended December 25, 2003 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4 -- Submission of Matters to a Vote of Security Holders

The Company's 2003 Annual Meeting of Stockholders was held on October 29, 2003 for the purpose of (i) electing those directors entitled to be elected by the holders of the Company's Class A Common Stock, (ii) electing those directors entitled to be elected by the holders of the Company's Common Stock, (iii) ratifying the action of the Company's Audit Committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as independent accountants for fiscal 2004, and (iv) transacting such other business properly brought before the meeting. The meeting proceeded and (i) the holders of Class A Common Stock elected Jasper B. Sanfilippo, Mathias A. Valentine, Michael J. Valentine, Jeffrey T. Sanfilippo and Timothy R. Donovan to serve on the Company's Board of Directors by a unanimous vote of 3,667,426 votes cast for, representing 100% of the then outstanding shares of Class A Common Stock, (ii) the holders of Common Stock elected Governor Jim R. Edgar by a vote of 5,061,345 votes cast for and 234,723 votes withheld, (iii) the holders of Common Stock elected John W. A. Buyers by a vote of 5,062,725 votes cast for and 233,343 votes withheld, and
(iv) the holders of Class A Common Stock and Common Stock ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal 2004 by a total of 41,926,468 votes cast for ratification, 40,780 votes against ratification and 3,080 abstentions.

Item 6 -- Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith are listed in the exhibit index that follows the certifications page and immediately precedes the exhibits filed.

         (b)      Reports on Form 8-K:

                  On October 24, 2003, the Company filed a Current Report on
                   Form 8-K, dated October 22, 2003, announcing quarterly financial results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     JOHN B. SANFILIPPO & SON, INC.

Date: January 27, 2004                  By: /s/ Michael J. Valentine
                                           -------------------------------------
                                           Michael J. Valentine
                                           Executive Vice President Finance,
                                           Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

Exhibit
 Number                                                     Description
------------------------------------------------------------------------------------------------------------------------------------
2        None

3.1      Restated Certificate of Incorporation of Registrant(2)

3.2      Certificate of Correction to Restated Certificate(2)

3.3      Bylaws of Registrant(1)

4.1      Specimen Common Stock Certificate(3)

4.2      Specimen Class A Common Stock Certificate(3)

4.3      Second Amended and Restated Note Agreement by and between the Registrant and The Prudential Insurance Company of America
         ("Prudential") dated January 24, 1997 (the "Long-Term Financing Facility")(16)

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

4.8      6.49% Series E Senior Note dated September 15, 1993 in the original principal amount of $8.0 million due August 15, 2004 executed by the Registrant in favor of Prudential(8)

4.9      8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $8.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(9)

4.10     8.31% Series F Senior Note dated June 23, 1994 in the original principal amount of $2.0 million due May 15, 2006 executed by the Registrant in favor of Prudential(9)

4.11     Amended and Restated Guaranty Agreement dated as of October 19, 1993 by Sunshine in favor of Prudential(7)

4.12     Amendment to the Second Amended and Restated Note Agreement dated May 21, 1997 by and among Prudential, Sunshine and the
         Registrant(17)

4.13     Amendment to the Second Amended and Restated Note Agreement dated March 31, 1998 by and among Prudential, the Registrant,
         Sunshine and Quantz Acquisition Co., Inc. ("Quantz")(18)

4.14     Guaranty Agreement dated as of March 31, 1998 by JBS International, Inc. ("JBSI") in favor of Prudential(18)

4.15     Amendment and Waiver to the Second Amended and Restated Note Agreement dated February 5, 1999 by and among Prudential, the
         Registrant, Sunshine, JBSI and Quantz(21)

4.16     Amendment to the Second Amended and Restated Note Agreement dated May 30, 2003 by and among Prudential, the Registrant and
         JBSI(26)

Exhibit
 Number                                                     Description
------------------------------------------------------------------------------------------------------------------------------------
4.17     Guaranty Agreement dated as of May 30, 2003 by JBSI in favor of Prudential(26)

4.18     Note Purchase Agreement dated as of August 30, 1995 between the Registrant and Teachers Insurance and Annuity Association
         of America ("Teachers")(13)

4.19     8.30% Senior Note due 2005 in the original principal amount of $10.0 million, dated September 12, 1995 and executed by the
         Registrant in favor of Teachers(13)

4.20     9.38% Senior Subordinated Note due 2005 in the original principal amount of $15.0 million, dated September 12, 1995 and executed by the Registrant in favor of Teachers(13)

4.21     Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Notes)(13)

4.22     Guaranty Agreement dated as of August 30, 1995 by Sunshine in favor of Teachers (Senior Subordinated Notes)(13)

4.23     Amendment, Consent and Waiver, dated as of March 27, 1996, by and among Teachers, Sunshine and the Registrant(15)

4.24     Amendment No. 2 to Note Purchase Agreement dated as of January 24, 1997 by and among Teachers, Sunshine and the
         Registrant(16)

4.25     Amendment to Note Purchase Agreement dated May 19, 1997 by and among Teachers, Sunshine and the Registrant(18)

4.26     Amendment No. 3 to Note Purchase Agreement dated as of March 31, 1998 by and among Teachers, Sunshine, Quantz and the
         Registrant(18)

4.27     Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Notes)(18)

4.28     Guaranty Agreement dated as of March 31, 1998 by JBSI in favor of Teachers (Senior Subordinated Notes)(18)

4.29     Amendment and Waiver to Note Purchase Agreement dated February 5, 1999 by and among Teachers, Sunshine, Quantz, JBSI and the Registrant(21)

4.30     Amendment and waiver to Note Purchase Agreement dated October 26, 1999 between Teachers and the Registrant(22)

10.1     Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial
         Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

10.2     Industrial Building Lease (the "Touhy Avenue Lease") dated November 1, 1985 between the Registrant and LNB, as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(10)

10.3     First Amendment to the Touhy Avenue Lease dated June 1, 1987(10)

10.4     Second Amendment to the Touhy Avenue Lease dated December 14, 1990(10)

10.5     Third Amendment to the Touhy Avenue Lease dated September 1, 1991(14)

Exhibit
 Number                                                     Description
------------------------------------------------------------------------------------------------------------------------------------
10.6     Mortgage, Assignment of Rents and Security Agreement made on September 29, 1992 by LaSalle Trust, not personally but as
         Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk Grove Village, Illinois(5)

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

10.9     Second Amendment to Industrial Building Lease dated March 3, 1995 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(11)

10.10    Third Amendment to Industrial Building Lease dated August 15, 1998 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(19)

10.11    Ground Lease dated January 1, 1995 between the Registrant and LaSalle Trust, not personally but as Successor Trustee under
         Trust Agreement dated February 7, 1979 and known as Trust Number 100628(11)

10.12    Party Wall Agreement, dated March 3, 1995 between the Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628, and the Arthur/Busse Limited Partnership(11)

10.13    Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.14    Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.15    The Registrant's 1991 Stock Option Plan(1)

10.16    First Amendment to the Registrant's 1991 Stock Option Plan(4)

10.17    Outsource Agreement between the Registrant and Preferred Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT
         REQUESTED](11)

10.18    Letter Agreement between the Registrant and Preferred Products, Inc. dated February 24, 1995, amending the Outsource
         Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](11)

10.19    The Registrant's 1995 Equity Incentive Plan(12)

10.20    Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(14)

10.21    First Mortgage and Security Agreement (the "ILIC Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as
         3001 Malmo Drive, Arlington Heights, Illinois(14)

Exhibit
 Number                                                     Description
------------------------------------------------------------------------------------------------------------------------------------
10.22    Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(14)

10.23    Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC
         Promissory Note, the ILIC Mortgage and the Arlington Heights facility(14)

10.24    Credit Agreement dated as of March 31, 1998 among the Registrant, Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc.
         ("USB") as Agent, Keybank National Association ("KNA"), and LNB(18)

10.25    The Registrant's 1998 Equity Incentive Plan(21)

10.26    First Amendment to the Registrant's 1998 Equity Incentive Plan(24)

10.27    Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust
         Bank, N.A.("STB") (replacing KNA)(23)

10.28    Third Amendment to Credit Agreement dated May 20, 2002 by and among the Registrant, JBSI, USB as Agent, LNB and STB(25)

10.29    Fourth Amendment to Credit Agreement dated May 30, 2003 by and among the Registrant, JBSI, USB as Agent, LNB and STB(26)

10.30    Revolving Credit Note in the principal amount of $40.0 million executed by the Registrant and JBSI in favor of USB, dated as of May 30, 2003(26)

10.31    Revolving Credit Note in the principal amount of approximately $22.9 million executed by the Registrant and JBSI in favor of STB, dated as of May 30, 2003(26)

10.32    Revolving Credit Note in the principal amount of approximately $17.1 million executed by the Registrant and JBSI in favor of LSB, dated as of May 30, 2003(26)

10.33    Industrial Building Lease between the Registrant and Cabot Acquisition, LLC dated April 18, 2003(26)

10.34    Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R.
         Sanfilippo and Registrant, dated December 31, 2003, filed herewith

10.35    Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31,
         2003, filed herewith

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

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 29, 1992 (Commission File No. 0-19681).

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 15, 1993 (Commission File No. 0-19681).

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1993 (Commission File No. 0-19681).

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 15, 1993 (Commission File No. 0-19681).

(9) Incorporated by reference to the Registrant's Current Report and Form 8-K dated June 23, 1994 (Commission File No. 0-19681).

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-19681).

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-19681).

(12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 30, 1995 (Commission File No. 0-19681).

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 12, 1995 (Commission File No. 0-19681).

(14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 28, 1995 (Commission File No. 0-19681).

(15) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-19681).

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

(23) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 2000 (Commission File No. 0-19681).

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