Form 10-Q
period 2004-03-25
SANFILIPPO JOHN B & SON INC
filed 2004-05-05
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                   ----------------------------------

                               FORM 10-Q
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 25, 2004

[ ]   Transition Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the transition period from              to
                                     ------------    ------------

                     Commission file number 0-19681

                     JOHN B. SANFILIPPO & SON, INC.
                     ------------------------------
           (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                  36-2419677
           --------                                  ----------
           (State or Other Jurisdiction          <I.R.S. Employer
           of Incorporation or Organization)      Identification Number)



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

       As of May 5, 2004, 8,076,924 shares of the Registrant's Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 2,597,426 shares of the Registrant's Class A Common Stock, $0.01 par value per share, were outstanding.

                    JOHN B. SANFILIPPO & SON, INC.
                          INDEX TO FORM 10-Q

                                                              PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements (Unaudited):

Consolidated Statements of Operations for the quarters
  and thirty-nine weeks ended March 25, 2004 and
  March 27, 2003                                                    3

Consolidated Balance Sheets as of March 25. 2004
  and June 26, 2003                                                 4

Consolidated Statements of Cash Flows for the thirty-nine
  weeks ended March 25, 2004 and March 27, 2003                     5

Notes to Consolidated Financial Statements                          6

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      10

Item 3 -- Quantitative and Qualitative Disclosures About
          Market Risk                                              21

Item 4 -- Controls and Procedures                                  22

PART II. OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K                         23

SIGNATURE                                                          24

EXHIBIT INDEX                                                      25

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

                  PART I. FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS (UNAUDITED)

                    JOHN B. SANFILIPPO & SON, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
           (Dollars in thousands, except earnings per share)


                                       For the Quarter Ended         For the Thirty-nine Weeks Ended
                                   ------------------------------    -------------------------------
                                   March 25, 2004  March 27, 2003     March 25, 2004  March 27, 2003
                                                      Restated                           Restated
                                   --------------  --------------     --------------  --------------
Net sales                              $100,162         $86,951           $396,315        $320,385
Cost of sales                            85,688          71,304            323,504         264,523
                                       --------         -------           --------        --------
Gross profit                             14,474          15,647             72,811          55,862
                                       --------         -------           --------        --------
Operating expenses:
  Selling expenses                        8,474           8,325             28,396          25,622
  Administrative expenses                 2,615           3,670             10,547           8,287
                                       --------         -------           --------        --------
Total operating expenses                 11,089          11,995             38,943          33,909
                                       --------         -------           --------        --------
Income from operations                    3,385           3,652             33,868          21,953
                                       --------         -------           --------        --------
Other income (expense):
  Interest expense                         (953)         (1,192)            (2,803)         (3,474)
  Rental income                             118             118                355             362
  Miscellaneous                              --               1                  1               2
                                       --------         -------           --------        --------
Total other expense, net                   (835)         (1,073)            (2,447)         (3,110)
                                       --------         -------           --------        --------
Income before income taxes                2,550           2,579             31,421          18,843
Income tax expense                          994           1,006             12,254           7,349
                                       --------         -------           --------        --------
Net income                             $  1,556         $ 1,573           $ 19,167        $ 11,494
                                       ========         =======           ========        ========
Basic earnings per common share        $   0.17         $  0.17           $   2.05        $   1.25
                                       ========         =======           ========        ========
Diluted earnings per common share      $   0.16         $  0.17           $   2.01        $   1.24
                                       ========         =======           ========        ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    JOHN B. SANFILIPPO & SON, INC.
                     CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands)

                                                (Unaudited)
                                              March 25, 2004  June 26, 2003
                                              --------------  -------------
ASSETS
------
CURRENT ASSETS:
  Cash                                            $  1,684       $  2,448
  Accounts receivable, less allowances
   of $3,288 and $1,552, respectively               31,825         29,142
  Inventories                                      152,168        112,016
  Deferred income taxes                              1,047          1,257
  Income taxes receivable                               --            469
  Prepaid expenses and other current assets          2,287          2,192
                                                  --------       --------
TOTAL CURRENT ASSETS                               189,011        147,524
                                                  --------       --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                               1,863          1,863
  Buildings                                         65,530         61,485
  Machinery and equipment                           95,247         89,980
  Furniture and leasehold improvements               5,435          5,385
  Vehicles                                           2,990          3,185
  Construction in progress                             124          1,057
                                                  --------       --------
                                                   171,189        162,955
  Less:  Accumulated depreciation                  102,092         95,838
                                                  --------       --------
TOTAL PROPERTY, PLANT AND EQUIPMENT                 69,097         67,117
                                                  --------       --------
OTHER ASSETS:
  Goodwill                                           1,242          1,242
  Intangibles                                        2,808          3,128
  Miscellaneous                                      4,334          4,716
                                                  --------       --------
TOTAL OTHER ASSETS                                   8,384          9,086
                                                  --------       --------
TOTAL ASSETS                                      $266,492       $223,727
                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable                                   $ 45,915       $ 29,702
  Current maturities of long-term debt              19,415         10,776
  Accounts payable                                  24,505         13,658
  Drafts payable                                     9,084          5,507
  Accrued expenses                                  13,733         12,699
  Income taxes payable                                 330             --
                                                  --------       --------
TOTAL CURRENT LIABILITIES                          112,982         72,342
                                                  --------       --------
LONG-TERM DEBT                                      11,279         29,640
                                                  --------       --------
LONG-TERM DEFERRED INCOME TAXES                      2,969          2,964
                                                  --------       --------
STOCKHOLDERS' EQUITY
Class A Common Stock, convertible to Common
  Stock on a per share basis, cumulative
  voting rights of ten votes per share, $.01
  par value; 10,000,000 shares authorized,
  3,667,426 shares issued and outstanding               37             37
Common Stock, non-cumulative voting rights
  of one vote per share, $.01 par value;
  10,000,000 shares authorized, 5,856,924
  and 5,775,564 shares issued and
  outstanding, respectively                             59             58
Capital in excess of par value                      60,224         58,911
Retained earnings                                   80,146         60,979
Treasury stock, at cost; 117,900 shares             (1,204)        (1,204)
                                                  --------      ---------
TOTAL STOCKHOLDERS' EQUITY                         139,262        118,781
                                                  --------      ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $266,492       $223,727
                                                  ========      =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     JOHN B. SANFILIPPO & SON, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                        (Dollars in thousands)

                                            For the Thirty-nine Weeks Ended
                                            -------------------------------
                                            March 25, 2004   March 27, 2003
                                            --------------   --------------
Cash flows from operating activities:
  Net income                                    $ 19,167         $ 11,494
  Adjustments:
    Depreciation and amortization                  8,367            8,136
    Loss (gain) on disposition of properties          24               (5)
    Deferred income taxes                            215               --
    Tax benefit of option exercises                  838               --
    Change in current assets and current
     liabilities:
      Accounts receivable, net                    (2,683)          (4,031)
      Inventories                                (40,152)         (35,688)
      Prepaid expenses and other
       current assets                                (95>             907
      Accounts payable                            10,847            2,219
      Drafts payable                               3,577            3,988
      Accrued expenses                             1,034            2,469
      Income taxes receivable/payable                799              824
    Other                                         (1,184)            (916)
                                                --------         --------
  Net cash provided by (used in)
   operating activities                              754          (10,603)
                                                --------         --------
Cash flows from investing activities:
  Purchases of property, plant and equipment      (5,096)          (4,307)
  Facility expansion costs                        (3,390)          (1,910)
  Proceeds from disposition of properties              1               20
                                                --------         --------
  Net cash used in investing activities           (8,485)          (6,197)
                                                --------         --------
Cash flows from financing activities:
  Net borrowings on notes payable                 16,213           20,737
  Principal payments on long-term debt            (9,722)          (4,667)
  Issuance of Common Stock                           476              451
                                                --------         --------
  Net cash provided by financing activities        6,967           16,521
                                                --------         --------
Net decrease in cash                                (764)            (279)
Cash:
   Beginning of period                             2,448            1,272
                                                --------         --------
   End of period                                $  1,684         $    993
                                                ========         ========
Supplemental disclosures:
   Interest paid                                $  3,153         $  3,749
   Income taxes paid                              10,482            6,580


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

The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The data presented on the balance sheet for the fiscal year ended June 26, 2003 were derived from audited financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report filed on Form 10-K/A for the year ended June 26, 2003 and its unaudited first quarter financial statements filed on Form 10-Q/A which reflect a restatement to change the classification of freight costs, which had previously been reflected as a reduction in net sales rather than selling expenses, in accordance with Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs." See Note 7.

Note 2 -- Inventories
---------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

                                          March 25,      June 26,
                                              2004          2003
                                          ---------     ---------
    Raw material and supplies             $ 83,745      $ 36,852
    Work-in-process and finished goods      68,423        75,164
                                          --------      --------
                                          $152,168      $112,016
                                          ========      ========


Note 3 -- Earnings Per Common Share
-----------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the required disclosures:

                                    For the Quarter Ended March 25, 2004
                                   -------------------------------------
                                     Income        Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                            $1,556
Basic Earnings Per Common Share
  Income available to common
   stockholders                       $1,556      9,396,394       $0.17
                                                                  =====
Effect of Dilutive Securities
  Stock options                                     210,367
                                                  ---------
Diluted Earnings Per Common Share
  Income available to common
   stockholders                       $1,556      9,606,761       $0.16
                                      ======      =========       =====


                                    For the Quarter Ended March 27, 2003
                                   -------------------------------------
                                     Income        Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                            $1,573
Basic Earnings Per Common Share
  Income available to common
   stockholders                       $1,573      9,182,250       $0.17
                                                                  =====
Effect of Dilutive Securities
  Stock options                                     187,993
                                                  ---------
Diluted Earnings Per Common Share
  Income available to common
   stockholders                       $1,573      9,370,243       $0.17
                                      ======      =========       =====


                                      For the Thirty-nine Weeks Ended
                                               March 25, 2004
                                   -------------------------------------
                                     Income        Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                           $19,167
Basic Earnings Per Common Share
  Income available to common
   stockholders                      $19,167      9,362,123       $2.05
                                                                  =====
Effect of Dilutive Securities
  Stock options                                     196,671
                                                  ---------
Diluted Earnings Per Common Share
  Income available to common
   stockholders                      $19,167      9,558,794       $2.01
                                     =======      =========       =====


                                      For the Thirty-nine Weeks Ended
                                               March 27, 2003
                                   -------------------------------------
                                     Income        Shares      Per-Share
                                   (Numerator)  (Denominator)    Amount
                                   -----------  -------------  ---------
Net Income                           $11,494
Basic Earnings Per Common Share
  Income available to common
   stockholders                      $11,494      9,163,133       $1.25
                                                                  =====
Effect of Dilutive Securities
  Stock options                                     120,070
                                                  ---------
Diluted Earnings Per Common Share
  Income available to common
   stockholders                      $11,494      9,283,203       $1.24
                                     =======      =========       =====


The following table summarizes the weighted-average number of options which were outstanding for the periods presented but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares for the period:



                                        Number of     Weighted-Average
                                          Options       Exercise Price
                                        ---------     ----------------
Quarter Ended March 25, 2004                   --          $  --
Quarter Ended March 27, 2003               25,400          $13.75
Thirty-nine Weeks Ended March 25, 2004      8,714          $16.48
Thirty-nine Weeks Ended March 27, 2003     68,888          $10.38


Note 4 -- Stock Option Plans
----------------------------
The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans with the alternative method of SFAS 123, "Accounting for Stock-Based Compensation", the effect on the Company's net income for the quarters and thirty-nine weeks ended March 25, 2004 and March 27, 2003 would not have been significant.

Note 5 -- Distribution Channel and Product Type Sales Mix
---------------------------------------------------------
The Company operates in a single reportable segment through which it sells various nut products through multiple distribution channels.

The following summarizes net sales by distribution channel.

                                       Third Quarter Ended
                                  ------------------------------
Distribution Channel              March 25, 2004  March 27, 2003
--------------------              --------------  --------------
Consumer                              $ 48,485         $43,651
Industrial                              24,397          22,122
Food Service                            11,469           8,346
Contract Packaging                       8,148           5,306
Export                                   7,663           7,526
                                      --------         -------
Total                                 $100,162         $86,951
                                      ========         =======

                                      Thirty-nine Weeks Ended
                                  ------------------------------
Distribution Channel              March 25, 2004  March 27, 2003
--------------------              --------------  --------------
Consumer                              $227,186        $184,217
Industrial                              82,479          65,122
Food Service                            34,203          25,980
Contract Packaging                      23,015          19,312
Export                                  29,432          25,754
                                      --------        --------
Total                                 $396,315        $320,385
                                      ========        ========



The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types.

                        Third Quarter Ended     Thirty-nine Weeks Ended
                        -------------------     -----------------------
Product Type            March 25,  March 27,      March 25,  March 27,
                           2004       2003           2004       2003
                        --------   --------       --------   --------
Peanuts                   28.3%      28.0%          25.3%      24.8%
Pecans                    17.3       16.0           20.9       19.1
Cashews & Mixed Nuts      21.0       23.8           22.2       23.4
Walnuts                    8.2        8.2           10.4       11.7
Almonds                   15.2       12.0           11.5        9.2
Other                     10.0       12.0            9.7       11.8
                         -----      -----          -----      -----
Total                    100.0%     100.0%         100.0%     100.0%
                         =====      =====          =====      =====


NOTE 6 -- Comprehensive Income
------------------------------
The Company accounts for comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income". The Company currently has no components of comprehensive income that are required to be disclosed separately. Consequently, comprehensive income equals net income for all periods presented.

NOTE 7 -- Net Sales and Selling Expenses Restatement
----------------------------------------------------
The Company has restated its financial statements to change the classification of freight costs, which had previously been reported as a reduction in net sales rather than selling expenses, in accordance with the guidance of Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company has made the appropriate modifications to the consolidated statements of operations for the third quarter and thirty-nine weeks ended March 27, 2003 to give effect to the change in classification of freight costs. The effect of this change in classification is to increase net sales and selling expenses by corresponding amounts for all periods presented, as indicated below. The change in classification has no effect on income from operations or net income, nor any effect on the Company's consolidated balance sheet, changes in stockholders' equity and cash flows. The table below summarizes the effect of the change in classification.


                                            AS REPORTED     AS RESTATED
                                            -----------     -----------
                                                   (unaudited)

Net Sales for the -
   Quarter ended March 27, 2003                $ 84,284        $ 86,951
   Thirty-nine weeks ended March 27, 2003       311,589         320,385
Gross Profit for the -
   Quarter ended March 27, 2003                  13,072          15,647
   Thirty-nine weeks ended March 27, 2003        46,672          55,862
Selling Expenses for the -
   Quarter ended March 27, 2003                   5,750           8,325
   Thirty-nine weeks ended March 27, 2003        16,432          25,622
Total Operating Expenses for the -
   Quarter ended March 27, 2003                   9,420          11,995
   Thirty-nine weeks ended March 27, 2003        24,719          33,909


NOTE 8 -- Subsequent Event -- Additional Public Offering
--------------------------------------------------------
The Company completed a public offering of an additional 1,150,000 shares of Common Stock in April, 2004 at a price of $35.75 per share, or $33.9982 per share after the underwriting discount. Total proceeds to the Company were approximately $38.6 million, after deducting offering costs.

In conjunction with the offering, an equal number of shares were sold by selling stockholders, all of whom are directors and executive officers of the Company or are related to directors and executive officers of the Company. Prior to the offering, 1,070,000 shares of the Company's Class A Common Stock were converted to Common Stock by the selling stockholders for the offering. The selling stockholders also sold 80,000 shares of previously outstanding Common Stock.

The proceeds were immediately used to reduce the outstanding borrowings under the Company's bank credit facility. In addition, the Company intends to repay approximately $18.6 million of long-term debt during the fourth quarter of fiscal 2004. Approximately $8.9 million of this long-term debt was previously scheduled for repayment in the next twelve months. An additional $9.7 million of long-term debt was reclassified to current liabilities as a result of the planned prepayment.

The full details of the offering are included in the prospectus filed under Rule 424(b)(4) under the Securities Act of 1933 as filed by the Company on March 24, 2004.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

INTRODUCTION
------------
The Company is a processor, packager, marketer and distributor of shelled and inshell nuts. The Company also markets or distributes, and in most cases manufactures or processes, a diverse product line of food and snack items, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks and sesame products. The Company sells to the consumer market under a variety of private labels and under the Company's brand names, primarily Fisher. The Company also sells to the industrial food service contract packaging and export markets.

Fiscal 2003 was a record-setting year for the Company, in terms of both sales and profitability. While this momentum has continued throughout fiscal 2004, gross margins have decreased in the third quarter from those realized during the first two quarters. Net sales increased to $100.2 million for the quarter ended March 25, 2004 compared to $87.0 million for the quarter ended March 27, 2003, representing a 15.2% increase. Net sales increased to $396.3 million for the thirty-nine weeks ended March 25, 2004 compared to $320.4 million for the same period in fiscal 2003 representing a 23.7% increase. While the thirty-nine week growth was achieved primarily through unit volume increases throughout all of the Company's major distribution channels, roughly two-thirds of the sales increase in the third quarter was due to higher average selling prices, primarily on industrial and export sales. Gross margin decreased by 3.5 percentage points for the quarterly comparative period, but increased by 1.0 percentage points for the thirty-nine week comparative period. The quarterly gross margin decrease in the third quarter of fiscal 2004 was due primarily to generally higher procurement costs for all major nuts. In addition, pursuant to the results of a regular quarterly physical inventory, the Company reduced its estimate of its bulk-stored almond inventories at the end of its current quarter, accounting for approximately 0.5 percentage points of the 3.5 percentage point decline in gross margin. See "Factors That May Affect Future Results - Inventory Measurement". The thirty-nine week improvement in gross margin was due primarily to unit volume sales increases while certain costs of sales remained fixed, lower peanut costs in the first quarter of fiscal 2004 and certain other non-recurring benefits in fiscal 2004. Additionally, the first quarter of fiscal 2003 included certain non-recurring items that negatively impacted its gross margin. Net income was approximately $1.6 million for both the quarter ended March 25, 2004 and March 27, 2003. Net income for the thirty-nine week period ended March 25, 2004 increased by 66.8% to $19.2 million from the thirty-nine weeks ended March 27, 2003.

The Company believes that a portion of the overall increase in net sales, for both the quarter and thirty-nine weeks ended March 25, 2004, is attributable to the growing awareness of the health benefits of nuts and the current trend toward a low carbohydrate/high protein diet. The Company continually reviews nut consumption data prepared by various trade associations, marketing organizations and the United States Department of Agriculture to monitor trends in its business. Crop estimates are also reviewed to determine the available supply of various nuts, although due to the susceptibility of crops to wide year-over-year variations, this information is typically only useful for short periods of time. The Company then develops business strategies through analysis of this consumption and supply information.

A significant factor in the improved margins for the thirty-nine weeks ended March 25, 2004 has been the effect of the termination of the federal peanut quota program in the 2002 Farm Bill, as defined below, which reduced the Company's costs for peanuts beginning in the second quarter of fiscal 2003. The positive effect on margins was partially offset by a smaller decrease in peanut selling prices. The gross profit margin on peanuts is now similar to the gross profit margin for all of the Company's products combined. Though the Company believes that the 2002 Farm Bill will continue to have a favorable impact on the purchase prices of peanuts for the foreseeable future, there is no assurance that the related favorable effects on margins will continue.

The Company faces a number of challenges as it works to continue record growth. Due to the recent unit volume sales growth, the Chicago area processing facilities operate at full capacity at certain times of the year. If unit volume sales growth continues, the Company could exceed its capacity to meet the demand for its products, especially prior to the completion of the planned facility consolidation project. If the Company proceeds with the facility consolidation project, which would require approximately four to five years to complete, it nevertheless would face potential disruptive effects on the business, such as cost overruns for the construction of the new facility or business interruptions that may result from the transfer of production to the new facility. In addition, the Company will continue to face the ongoing challenges inherent in its business such as food safety and regulatory issues, the antitrust investigation of a portion of the peanut shelling industry and the maintenance and growth of its customer base.

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

Due primarily to the seasonal nature of the Company's business, the Company maintains significant inventories of peanuts, pecans, walnuts, almonds and other nuts at certain times of the year, especially during the second and third quarters of the Company's fiscal year. Fluctuations in the market prices of such nuts and changes in its estimates of bulk-stored nut inventories may affect the value of the Company's inventory and thus the Company's profitability. At March 25, 2004, the Company's inventories totaled approximately $152.2 million compared to approximately $112.0 million at June 26, 2003, and approximately $135.2 million at March 27, 2003. The increase in inventories at March 25, 2004 when compared to June 26, 2003 occurred primarily because the majority of nut purchases are made during the second and third quarters of the Company's fiscal year. The increase in inventories at March 25, 2004 when compared to March 27, 2003 is primarily due to (i) an increase in the quantity of inshell pecans on hand due to higher purchases during the first thirty-nine weeks of fiscal 2004 than during the first thirty-nine weeks of fiscal 2003
(ii) an increase in finished goods to support the increase in sales volume, and (iii) generally higher commodity costs, especially for almonds and pecans. See "Factors That May Affect Future Results" - "Availability of Raw Materials and Market Price Fluctuations." At March 25, 2004, net accounts receivable were approximately $31.8 million compared to approximately $29.1 million at June 26, 2003 and approximately $28.2 million at March 27, 2003. The increase in net accounts receivable at March 25, 2004 when compared to June 26, 2003 is due primarily to the seasonality of the Company's business. The increase in net accounts receivable at March 25, 2004 when compared to March 27, 2003 is due primarily to the increase in net sales for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. See "Results of Operations - Net Sales". Current maturities of long-term debt were approximately $19.4 million at March 25, 2004 compared to approximately $10.8 million at June 26, 2003. The increase is due to the Company's intention to use a portion of the proceeds of its follow-on public offering, which was completed in April 2004, to prepay approximately $18.6 million of its long-term debt. See "Liquidity and Capital Resources" - "Additional Public Offering".

The Company's fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2004 are to the fiscal year ending June 24, 2004. References herein to fiscal 2003 are to the fiscal year ended June 26, 2003.

NET SALES AND SELLING EXPENSES RESTATEMENT
------------------------------------------
In accordance with authoritative accounting literature, the Company has changed the classification of freight costs. As a result, the Company has restated the Consolidated Statements of Operations included in its annual financial statements on Form 10-K/A for the fiscal years ended June 26, 2003, June 27, 2002, and June 28, 2001 and the quarterly filing for the thirteen weeks ended September 25, 2003 on Form 10-Q/A. The Company changed the classification of freight costs, which had previously been reflected as a reduction in net sales to selling expense, in accordance with the guidance of Emerging Issues Task Force No 00-10 ("EITF, 00-10"), "Accounting for Shipping and Handling Fees and Costs."

As a result of this restatement, net sales, gross profit, selling expenses and total selling, general and administrative expenses each increased by the corresponding amount of freight costs. These changes had no effect on income, including net income and earnings per share, or on the consolidated balance sheet, stockholders' equity and cash flows.

EITF 00-10 allows companies to classify shipping and handling costs in either or both of cost of goods sold or selling, general and administrative costs. The Company has elected to classify shipping and handling costs (including freight costs) as selling expenses. The Company believes this presentation makes its financial statements more comparable to similar companies in similar industries. Some other comparable companies, however, include shipping and handling costs in their costs of goods sold and others include portions of shipping and handling costs in both their cost of goods sold and selling, general and administrative expenses.

As a result of classifying freight costs as selling expenses, the Company reports a higher gross profit than if it were to classify these costs as cost of goods sold. Income from operations, net income and earnings per share would be the same under either approach.

RESULTS OF OPERATIONS
---------------------
Net Sales. Net sales increased to approximately $100.2 million for the third quarter of fiscal 2004 from approximately $87.0 million for the third quarter of fiscal 2003, an increase of approximately $13.2 million, or 15.2%. Net sales for the first thirty-nine weeks of fiscal 2004 were approximately $396.3 million, an increase of approximately $75.9 million, or 23.7%, over the net sales of approximately $320.4 million for the first thirty-nine weeks of fiscal 2003. The increase in net sales for the quarterly period was due primarily to: (i) higher average selling prices in the Company's industrial and export distribution channels which were passed on due to the Company's higher commodity costs, and (ii) higher unit volume sales in the Company's consumer, food service and contract packaging distribution channels. Unit volume increased by 6.1% for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. The increase in net sales for the thirty-nine week period was due primarily to a 15.0% increase in unit volume sales, primarily in the consumer, industrial and food service distribution channels. The remainder of the increase in net sales for the thirty-nine week period was due to higher average selling prices, primarily in the industrial and export distribution channels for almonds and pecans.

The Company experienced significant growth in most of its key distribution channels. Net sales in the consumer distribution channel for the third quarter of fiscal 2004 increased $4.8 million when compared to the third quarter for fiscal 2003 and $43.0 million for the thirty-nine week period ended March 25, 2004, due primarily to an increase in Fisher brand and private label business through the expansion of business to existing customers. A significant portion of this expansion in the distribution of Fisher products came from short-term promotional activity, especially in the Chicago area, which may not result in a permanent increase in net sales. The quarterly increase in net sales in the industrial distribution channel was due primarily to higher selling prices on fixed-price contracts as these prices were based on higher commodity costs at the time of contracting. The increase in net sales in the industrial distribution channel for the thirty-nine week period was due primarily to the increased usage of nuts as ingredients in food products such as cereals and nutrition bars. The increase in net sales in the export distribution channel for the thirty-nine week period was due primarily to higher almond and pecan sales to the Asian and European markets. The increase in net sales in the food service distribution channel was due primarily to the food service industry rebounding from a decline in business during fiscal 2003. Net sales in the contract packaging distribution channel increased significantly for the quarterly period as a new products were introduced by the Company's larger customers in this channel.

The Company believes it is well-positioned for sales growth throughout its major distribution channels. The Company expects the increased demand for nuts to continue and thereby generate new selling opportunities in the near term, especially in the consumer distribution channel. The Company believes that industrial customers will continue to develop new products that contain nuts as an ingredient in the near term in order to capitalize on the increasing awareness of the health benefits of nuts. The Company also expects its food service business to improve as nuts are used more frequently in menu choices.

The following tables show quarterly and thirty-nine week comparisons of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

                                      Third Quarter Ended
                            ----------------------------------------
Distribution Channel          March 25, 2004         March 27, 2003
--------------------        ------------------     -----------------
Consumer                    $ 48,485     48.4%     $43,651     50.2%
Industrial                    24,397     24.3       22,122     25.4
Food Service                  11,469     11.5        8,346      9.6
Contract Packaging             8,148      8.1        5,306      6.1
Export                         7,663      7.7        7,526      8.7
                            --------    -----      -------    -----
Total                       $100,162    100.0%     $86,951    100.0%
                            ========    =====      =======    =====

                                    Thirty-nine Weeks Ended
                            ----------------------------------------
Distribution Channel          March 25, 2004         March 27, 2003
--------------------        ------------------     -----------------
Consumer                    $227,186     57.3%     $184,217    57.5%
Industrial                    82,479     20.8        65,122    20.4
Food Service                  34,203      8.7        25,980     8.1
Contract Packaging            23,015      5.8        19,312     6.0
Export                        29,432      7.4        25,754     8.0
                            --------    -----      --------   -----
Total                       $396,315    100.0%     $320,385   100.0%
                            ========    =====      ========   =====


The following table shows a quarterly and thirty-nine week comparison of sales by product type, as a percentage of total gross sales. The table is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types.

                        Third Quarter Ended     Thirty-nine Weeks Ended
                        -------------------     -----------------------
Product Type            March 25,  March 27,      March 25,  March 27,
                           2004       2003           2004       2003
                        --------   --------       --------   --------
Peanuts                   28.3%      28.0%          25.3%      24.8%
Pecans                    17.3       16.0           20.9       19.1
Cashews & Mixed Nuts      21.0       23.8           22.2       23.4
Walnuts                    8.2        8.2           10.4       11.7
Almonds                   15.2       12.0           11.5        9.2
Other                     10.0       12.0            9.7       11.8
                         -----      -----          -----      -----
Total                    100.0%     100.0%         100.0%     100.0%
                         =====      =====          =====      =====


Gross Profit. Gross profit for the third quarter of fiscal 2004 decreased approximately 7.5% to approximately $14.5 million from approximately $15.6 million for the third quarter of fiscal 2003.
Gross profit margin decreased to approximately 14.5% for the third quarter of fiscal 2004 from approximately 18.0% for the third quarter of fiscal 2003. The decrease in gross profit margin was due primarily to: (i) generally higher commodity costs, especially for almonds and purchased pecans, which were not offset by corresponding price increases in the consumer distribution channel, (ii) low margins on fixed-price industrial and export almond contracts as almond costs increased after certain contracts were priced, (iii) a reduction in the regular quarterly estimate of bulk-stored almonds physically on-hand which accounted for 0.5 percentage points of the total 3.5 percentage point decrease in gross margin for the quarter, and (iv) the necessity to purchase certain quantities of pecans and almonds on the spot market in order to fulfill customer requirements. Gross profit for the first thirty-nine weeks of fiscal 2004 increased approximately 30.3% to approximately $72.8 million from approximately $55.9 million for the first thirty-nine weeks of fiscal 2003. Gross profit margin increased to approximately 18.4% for the first thirty-nine weeks of fiscal 2004 from approximately 17.4% for the first thirty-nine weeks of fiscal 2003. The increase in gross profit margin was due primarily to unit volume sales increases while certain costs of sales remained fixed, and lower peanut costs for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Also, favorably impacting gross profit margin for the first quarter of fiscal 2004 were better than anticipated results in the Company's pecan shelling operation, which led to a positive adjustment to our pecan inventory. These favorable results became apparent as the remaining balance of the 2002 pecan crop was shelled during the first quarter of fiscal 2004. The effect of this pecan quantity increase was partially offset by an increase in the amount due to almond growers pursuant to the final settlement of the 2002 crop. The amounts paid to a majority of almond growers are dependent upon the final prices paid by certain of the Company's almond shelling competitors. Typically, final prices for almonds are not determined until the first quarter of the Company's fiscal year.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased to approximately 11.1% for the third quarter of fiscal 2004 from approximately 13.8% for the third quarter of fiscal 2003. For the first thirty-nine weeks of fiscal 2004, selling and administrative expenses as a percentage of net sales decreased to approximately 9.8% compared to approximately 10.6% for the first thirty-nine weeks of fiscal 2003. Selling expenses as a percentage of net sales decreased to approximately 8.5% for the third quarter of fiscal 2004 from approximately 9.6% for the third quarter of fiscal 2003. Selling expenses as a percentage of net sales decreased to approximately 7.2% for the first thirty-nine weeks of fiscal 2004 from approximately 8.0% for the first thirty-nine weeks of fiscal 2003. The decreases in selling expenses, for both the quarterly and thirty-nine week periods, are due primarily to the fixed nature of certain expenses in comparison to a larger revenue base. Administrative expenses as a percentage of net sales decreased to approximately 2.6% for the third quarter of fiscal 2004 to approximately 4.2% for the third quarter of fiscal 2003. Administrative expenses as a percentage of net sales increased to approximately 2.7% for the first thirty-nine weeks of fiscal 2004 from approximately 2.6% for the first thirty-nine weeks of fiscal 2003. The quarterly decrease was due primarily to the establishment of litigation reserves during the third quarter of fiscal 2003 for matters which were subsequently settled. The increase for the thirty-nine week period was due primarily to higher employee incentive compensation attributable to the Company's improved operating results in fiscal 2004. The second quarter of fiscal 2003 also included the receipt of a contract settlement payment from a customer who previously chose not to honor a supply contract. Also contributing to the increases in administrative expenses were higher legal and professional fees related to (i) the United States Department of Justice's investigation of a portion of the peanut shelling industry and (ii) compliance with the Sarbanes-Oxley Act of 2002 and other corporate governance regulation. See "Factors That May Affect Future Results - Peanut Shelling Industry Antitrust Investigation."

Income from Operations. Due to the factors discussed above, income from operations decreased to approximately $3.4 million, or 3.4% of net sales, for the third quarter of fiscal 2004, from approximately $3.7 million, or 4.2% of net sales, for the third quarter of fiscal 2003. Income from operations increased to approximately $33.9 million, or 8.5% of net sales, for the first thirty-nine weeks of fiscal 2004, from approximately $22.0 million, or 6.9% of net sales, for the first thirty-nine weeks of fiscal 2003.

Interest Expense. Interest expense decreased to approximately $1.0 million for the third quarter of fiscal 2004 from approximately $1.2 million for the third quarter of fiscal 2003. For the first thirty-nine weeks of fiscal 2003, interest expense decreased to approximately $2.8 million from approximately $3.5 million for the first thirty-nine weeks of fiscal 2003. The decreases in interest expense, for both the quarterly and thirty-nine week periods, were due primarily to lower average rates of borrowings and lower balances resulting from scheduled debt payments. During the first quarter of fiscal 2004, the Company paid the first of three annual installments on its $15.0 million subordinated debt, which bears a 9.38% interest rate.

Income Taxes. Income tax expense was approximately $1.0 million, or 39.0% of income before income taxes for the third quarter of fiscal 2004 compared to approximately $1.0 million, or 39.0% of income before income taxes, for the third quarter of fiscal 2003. Income tax expense was approximately $12.3 million, or 39.0% of income before income taxes for the first thirty-nine weeks of fiscal 2004 compared to approximately $7.3 million, or 39.0% of income before income taxes, for the first thirty-nine weeks of fiscal 2003.

Net Income. Net income was approximately $1.6 million, or $0.17 basic per common share ($0.16 diluted), for the third quarter of fiscal 2004, compared to approximately $1.6 million, or $0.17 basic and diluted per common share, for the third quarter of fiscal 2003. Net income was approximately $19.2 million, or $2.05 basic per common share ($2.01 diluted), for the first thirty-nine weeks of fiscal 2004, compared to approximately $11.5 million, or $1.25 basic per common share ($1.24 diluted), for the first thirty-nine weeks of fiscal 2003, due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

GENERAL
-------
The primary uses of cash are to fund the Company's current operations, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those pertaining to the antitrust investigation of a portion of the peanut shelling industry or other litigation. Net cash provided by operating activities was approximately $0.8 million for the first thirty-nine weeks of fiscal 2004 compared to approximately $10.6 million of cash used in operating activities for the first thirty-nine weeks of fiscal 2003. The increase in cash provided by operating activities for the first thirty-nine weeks of fiscal 2004 when compared to the first thirty-nine weeks of fiscal 2003 was due primarily to improved operating results. Nut purchases were approximately 21.9% greater in the first thirty-nine weeks of fiscal 2004 than in the first thirty-nine weeks of fiscal 2003. During the first thirty-nine weeks of fiscal 2004, cash used in investing activities were approximately $8.5 million compared to approximately $6.2 million during the first thirty-nine weeks of fiscal 2003. The most significant project for fiscal 2004 is the expansion of the storage capacity of inshell pecans at the Selma, Texas facility, which was completed during the third quarter of fiscal 2004.

The Company is currently planning the consolidation of its Chicago area production facilities into a single location through the construction of a new production facility. If the project proceeds, it is unlikely that the project could be financed using solely the Company's existing credit facilities. In that event, the Company would consider the use of other financing alternatives including, but not limited to, debt financing, proceeds from the sale of existing Chicago area facilities and/or cash flows from operating activities. The site selection and groundbreaking are expected to occur during the first half of fiscal 2005. The Company currently projects that the facility consolidation project will require a total investment of approximately $75.0 to $85.0 million, which would be incurred during the next four to five years. During the first thirty-nine weeks of fiscal 2004, the Company repaid approximately $9.7 million of long-term debt compared to approximately $4.7 million during the first thirty-nine weeks of fiscal 2003, as the first scheduled annual $5.0 million payment of subordinated debt under the Additional Long-Term Financing (as defined below) became due.

ADDITIONAL PUBLIC OFFERING
--------------------------
The Company completed a public offering of an additional 1,150,000 shares of Common Stock in April, 2004 at a price of $35.75 per share, or $33.9982 per share after the underwriting discount. Total proceeds to the Company were approximately $38.6 million, after deducting offering costs.

In conjunction with the offering, an equal number of shares were sold by selling stockholders, all of whom are directors and executive officers of the Company or are related to directors and executive officers of the Company. Prior to the offering, 1,070,000 shares of the Company's Class A Common Stock were converted to Common Stock by the selling stockholders for the offering. The selling stockholders also sold 80,000 shares of previously outstanding Common Stock.

The proceeds were immediately used to reduce the outstanding borrowings under the Company's Bank Credit Facility (as defined below). In addition, the Company intends to repay approximately $18.6 million of long-term debt during the fourth quarter of fiscal 2004, including the prepayment in full of the Long-Term Credit Facility (as defined below) and the Additional Long-Term Financing. Approximately $8.9 million of this long-term debt was previously scheduled for repayment in the next twelve months. An additional $9.7 million of long-term debt was reclassified to current liabilities as a result of the planned prepayment.

The full details of the offering are included in the prospectus filed under Rule 424(b)(4) under the Securities Act of 1933 as filed by the Company on March 24, 2004.

FINANCING ARRANGEMENTS
----------------------
The Company's Bank Credit Facility is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $73.1 million, in the aggregate, and matures, as amended, on May 31, 2006, and (ii) a letter of credit of approximately $6.9 million (the "IDB Letter of Credit") to secure industrial development bonds, which matures on June 1, 2006. Borrowings under the working capital revolving loan accrue interest at a rate determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate, the weighted average of which was 2.58% at March 25, 2004. As of March 24, 2004, the Company had approximately $24.1 million of available credit under the Bank Credit Facility.

As of March 25, 2004, the total principal amount outstanding under the $35.0 million long-term credit facility entered into in 1992 (the "Long-Term Financing Facility") was approximately $3.8 million. Of the $3.8 million, $1.4 million bears interest at rates ranging from 7.34% to 9.18% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $1.3 million, with the final installment due on August 16, 2004. The remaining approximately $2.4 million of this indebtedness bears interest at a rate of 9.16% per annum payable quarterly, and requires equal semi-annual principal installments of approximately $0.5 million, with the final installment due on May 15, 2006. The Company intends to prepay all amounts outstanding under the Long-Term Financing Facility during the fourth quarter of fiscal 2004. See "Additional Public Offering".

As of March 25, 2004, the total principal amount outstanding under the $25.0 million long-term credit facility entered into in 1995 (the "Additional Long-Term Financing") was approximately $12.9 million. Of the $12.9 million, approximately $2.9 million bears interest at an 8.3% rate per annum payable semiannually and requires equal annual principal installments of approximately $1.4 million, with the final installment due on September 1, 2005. The remaining $10.0 million of this indebtedness (which is subordinated to the Company's other financing facilities) bears interest at a rate of 9.38% per annum payable semiannually, and requires equal annual principal installments of $5.0 million, with the final installment due on September 1, 2005. The Company intends to prepay all amounts outstanding under the Additional Long-Term Financing during the fourth quarter of fiscal 2004. See "Additional Public Offering".

As of March 25, 2004, the Company had $6.75 million in aggregate principal amount of industrial development bonds outstanding, which was used to finance the acquisition, construction and equipping of the Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.00% (which was reset on June 1, 2002) through May 2006. On June 1, 2006, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a "best efforts" basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from approximately $0.3 million in fiscal 2004 to approximately $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

The terms of the Company's financing facilities, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company's annual capital expenditures; and (iii) require that Jasper
B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a Director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, (i) the Long-Term Financing Facility limits the Company's payment of dividends to a cumulative amount not to exceed 25% of the Company's cumulative net income from and after January 1, 1996 to the date the dividend is declared, (ii) the Additional Long-Term Financing limits cumulative dividends to the sum of (a) 50% of the Company's cumulative net income (or minus 100% of the Company's cumulative net loss) from and after January 1, 1995 to the date the dividend is declared, (b) the cumulative amount of the net proceeds received by the Company during the same period from any sale of its capital stock, and (c) $5.0 million, and (iii) the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million and prohibits the Company from redeeming shares of capital stock. As of March 25, 2004, the Company was in compliance with all restrictive covenants under its financing facilities. The Company has received consents from the lenders under the Bank Credit Facility to prepay the amounts outstanding under the Long-Term Credit Facility and the Additional Long-Term Financing..

The Company believes that cash flow from operating activities, the recently completed follow-on public offering and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the near future. However, additional financing sources may be required to fund the $75.0 - $85.0 of capital expenditures that would be necessary for the facility consolidation project over the next four to five years.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------
       (a) AVAILABILITY OF RAW MATERIALS AND MARKET PRICE FLUCTUATIONS
       ---------------------------------------------------------------
       The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans, almonds, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions, plant diseases and changes in government programs. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the United States Department of Agriculture ("USDA") or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.

       If worldwide demand for nuts continues at recent rates, and supply does not expand to meet demand, a reduction in availability and an increase in the cost of raw materials would occur. This type of increase was experienced during the third quarter of fiscal 2004 for almonds and pecans. The Company does not hedge against changes in commodity prices, and thus, shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company's inventories and profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See "General".

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

       (c) FIXED PRICE COMMITMENTS
       ---------------------------
       From time to time, the Company enters into fixed price commitments with its customers. Such commitments represented approximately 15% to 20% of the Company's annual net sales in fiscal 2003, and in many cases are entered into after the Company's cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The Company expects to continue to enter into fixed price commitments with respect to certain of its nut products prior to fixing its acquisition cost in order to maintain customer relationships or when, in management's judgment, market or crop harvest conditions so warrant. To the extent the Company does so, however, these fixed price commitments may result in losses that have a material adverse effect on the Company's results of operations. The Company's results of operations were adversely affected during the third quarter of fiscal 2004 as outside purchases of almonds and pecans were required to fulfill obligations under fixed-price contracts.

       (d) INVENTORY MEASUREMENT
       -------------------------
       The Company purchases its nut inventories from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of the Company's fiscal year, and receives nut shipments in bulk truckloads. The weights of the these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While the Company performs various procedures to confirm the accuracy of its bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations and such adjustments directly affect earnings. The precise amount of the Company's bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. There can be no assurance that such inventory quantity adjustments will not have a material adverse effect on the Company's results of operations in the future.

       (e) 2002 FARM BILL
       ------------------
       The Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") terminated the federal peanut quota program beginning with the 2002 crop year. The 2002 Farm Bill replaced the federal peanut quota program with a fixed payment system through the 2007 crop year that can be either coupled or decoupled. A coupled system is tied to the actual amount of production, while a decoupled system is not. The series of loans and subsidies established by the 2002 Farm Bill is similar to the systems used for other crops such as grains and cotton. To compensate farmers for the elimination of the peanut quota, the 2002 Farm Bill provides a buy-out at a specified rate for each pound of peanuts that had been in that farmer's quota under the prior program. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price. The termination of the federal peanut quota program has reduced the Company's costs for peanuts and resulted in a higher gross margin than the Company has historically achieved. Although this margin is now similar to the Company's total gross profit margin, the Company may be unable to maintain these higher gross profit margins on the sale of peanuts, and the Company's business, financial position and results of operations would thus be materially adversely affected.

       (f) PUBLIC HEALTH SECURITY AND BIOTERRORISM PREPAREDNESS AND RESPONSE ACT OF 2002
       ------------------------------------------------------------
       The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded in part by passing the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the "Bioterrorism Act"). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services ("HHS") to take action to protect the nation's food supply against the threat of international contamination. The Food and Drug Administration ("FDA"), as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods, (iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. FDA is the process of issuing rules in each of these categories, which rules generally took effect on December 12, 2003. There can be no assurances that effects of the Bioterrorism Act and the related rules, including any potential disruption in the Company's supply of imported nuts, which represented approximately 37% of the Company's total nut purchases in fiscal 2003, will not have a material adverse effect on the Company's business, financial position or results of operations in the future.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
The Company is exposed to the impact of changes in interest rates and to commodity prices of raw material purchases. The Company has not entered into any arrangements to hedge against changes in market interest rates, commodity prices or foreign currency fluctuations.

The Company is unable to engage in hedging activity related to commodity prices, since there are no established futures markets for nuts. Approximately 37% of nut purchases for fiscal 2003 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country.

The Company is exposed to interest rate risk on the Bank Credit Facility, its only variable rate credit facility. A hypothetical 10% adverse change in weighted-average interest rates would have had an immaterial impact on the Company's net income and cash flows from operating activities.

ITEM 4 -- CONTROLS AND PROCEDURES
---------------------------------
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended March 25, 2004 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
--------------------------
Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
       (a) The exhibits filed herewith are listed in the exhibit index that follows the certifications page and immediately precedes the exhibits filed.

       (b) Reports on Form 8-K:
             On January 29, 2004, the Company filed a Current Report on Form 8-K, dated January 27, 2004, announcing quarterly financial results.

                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JOHN B. SANFILIPPO & SON, INC.

Date: May 5, 2004                      By: /s/ Michael J. Valentine
                                           ------------------------
                                           Michael J. Valentine
                                           Executive Vice President
                                           Finance, Chief Financial Officer
                                           and Secretary

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

 10.26      First Amendment to the Registrant's 1998 Equity Incentive Plan(24)

 10.27 Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A.("STB")(replacing KNA)(23)

 10.28 Third Amendment to Credit Agreement dated May 20, 2002 by and among the Registrant, JBSI, USB as Agent, LNB and STB(25)

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

 10.34 Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(27)

 10.35 Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(27)

 10.36 Request for Waiver and Restriction on Transfer, dated January 22, 2004, by and between the Registrant and each holder of the Registrant's Class A Common Stock(28)

 10.37 Letter Agreement, dated January 21, 2004, by and between the Registrant and Mathias A. Valentine(28)

 10.38 Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the Michael J. Valentine Trust(28)

 10.39 Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the James Valentine Trust(28)

 10.40 Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the Mary Jo Carroll Trust(28)

 10.41 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the John E. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(28)

 10.42 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the James J. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(28)

 10.43 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Jeffrey T. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(28)

 10.44 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Lisa
            Sanfilippo Irrevocable Trust Agreement Dated 1/21/93(28)

 10.45 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Jasper B. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(28)

 10.46      Amendment, dated February 12, 2004, to Amended and Restated John
            B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper
            B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(28)

 10.47      Amendment, dated February 12, 2004, toAmended and Restated John
            B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(28)

 31.1 Certification of Jasper B. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

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

(25) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 2002 (Commission File No. 0-19681).

(26) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 2003 (Commission File No. 0-19681).

(27) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(28) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Amendment No. 2), Registration
        No. 333-112221, as filed with the Commission on March 10, 2004.