Form 10-K
period 2004-06-24
SANFILIPPO JOHN B & SON INC
filed 2004-09-02
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           -----------------------
                                  FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                 For the fiscal year ended June 24, 2004
                                           -------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
         For the transition period from            to
                                        ----------    ----------

                       Commission file number 0-19681

                       JOHN B. SANFILIPPO & SON, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                  Delaware                         36-2419677
        --------------------------------      ---------------------
        (State or Other Jurisdiction             (I.R.S. Employer
        of Incorporation or Organization)     Identification Number)


                                2299 Busse Road
                       Elk Grove Village, Illinois 60007
               --------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

   Registrant's telephone number, including area code:  (847) 593-2300
                                                        --------------
Securities registered pursuant to Section 12(b) of the Act:  None

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

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

  Indicate by check mark whether the registrant is an accelerated
filer (as defined in Exchange Act Rule 12b-2).  Yes [X]   No [ ].

  The aggregate market value of the voting Common Stock held by non-affiliates was $273,669,606 as of December 24, 2003 (5,505,323 shares at $49.71 per share).

  As of September 1, 2004, 8,079,224 shares of the Company's Common Stock, $.01 par value ("Common Stock"), including 117,900 treasury shares, and 2,597,426 shares of the Company's Class A Common Stock, $.01 par value ("Class A Stock"), were outstanding.

Documents Incorporated by Reference:
------------------------------------
Portions of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 26, 2004 are incorporated by reference into Part III of this Report.

                                  PART I
                                  ------
Item 1 -- Business
------------------
a.  General Development of Business
-----------------------------------
    (i)    Background
    ----------------
John B. Sanfilippo & Son, Inc. (the "Company" or "JBSS") was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the terms "Company" or "JBSS" refer collectively to John B. Sanfilippo & Son, Inc. and its wholly owned subsidiary, JBS International, Inc. References herein to fiscal 2004 are to the fiscal year ended June 24, 2004. References herein to fiscal 2003 are to the fiscal year ended June 26, 2003. References herein to fiscal 2002 are to the fiscal year ended June 27, 2002.

The Company is one of the leading processors and marketers of tree nuts and peanuts in the United States. These nuts are sold under a variety of private labels and under the Company's Fisher, Evon's, Flavor Tree, Sunshine Country, Texas Pride and Tom Scott brand names. The Company also markets and distributes, and in most cases manufactures or processes, a diverse product line of food and snack items, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products.

The Company's headquarters and executive offices are located at 2299 Busse Road, Elk Grove Village, Illinois 60007, and its telephone number for investor relations is (847) 593-2300, extension 6612.

    (ii)   Recent Developments -- Stock Offering
    -------------------------------------------
In April 2004, the Company completed an underwritten stock offering of an additional 1,150,000 shares of Common Stock at a price of $35.75 per share, or $34.00 after the underwriting discount. Total net proceeds to the Company were approximately $38.6 million, after deducting offering costs. Approximately $16.0 million of the net proceeds were used to prepay long-term debt, and the remaining $22.6 million was used to reduce outstanding balances under the Company's bank credit facility.

b.  Narrative Description of Business
-------------------------------------
    (i)    General
    -------------
As stated above, the Company is one of the leading processors and marketers of tree nuts and peanuts in the United States. Through a deliberate strategy of capital expenditures and complementary acquisitions, the Company has built a vertically integrated nut processing operation that enables it to control every step of the process, including procurement from growers, shelling, processing, packing and marketing. Vertical integration allows the Company to gain an early understanding of raw material pricing and supply trends, to enhance product quality and to capture additional processing margins. Products are sold through the major distribution channels to significant buyers of nuts, including food retailers, industrial users for food manufacturing, food service companies and international customers. Selling through a wide array of distribution channels allows the Company to generate multiple revenue opportunities for the nuts it processes. For example, whole almonds could be sold to food retailers and almond pieces could be sold to industrial users. The Company processes and sells all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds in a wide variety of package styles, whereas most of the Company's competitors focus either on fewer nut types or narrower varieties of packaging options. The Company processes all major nut types, thus offering its customers a complete nut product offering. In addition, the Company is less susceptible to any single nut type's price or crop volume swings.

    (ii)   Principal Products
    ------------------------
          (A)  Raw and Processed Nuts
          ---------------------------
The Company's principal products are raw and processed nuts. These products accounted for approximately 90.7%, 88.6% and 88.6% of the Company's gross sales for fiscal 2004, fiscal 2003 and fiscal 2002,
respectively.   The nut product line includes peanuts, almonds, Brazil
nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. The Company's nut products are sold in numerous package styles and sizes, from poly-cellophane packages, composite cans, vacuum packed tins, plastic jars and glass jars for retail sales, to large cases and sacks for bulk sales to industrial, food service and government customers. In addition, the Company offers its nut products in a variety of different styles and seasonings, including natural (with skins), blanched (without skins), oil roasted, dry roasted, unsalted, honey roasted, butter toffee, praline and cinnamon toasted. The Company sells its products domestically to retailers and wholesalers as well as to industrial, food service and government customers. The Company also sells certain of its products to foreign customers in the retail, food service and industrial markets.

The Company acquires a substantial portion of its peanut, pecan, almond and walnut requirements directly from domestic growers. The balance of the Company's raw nut supply is purchased from importers and domestic processors. In fiscal 2004, the majority of the Company's peanuts, pecans and walnuts were shelled at the Company's four shelling facilities, and the remaining portion was purchased shelled from processors and growers. See "Raw Materials and Supplies" and Item 2 -- "Properties -- Manufacturing Capability, Utilization, Technology and Engineering" below.

          (B)  Peanut Butter
          ------------------
The Company manufactures and markets peanut butter in several sizes and varieties, including creamy, crunchy and natural. Peanut butter accounted for approximately 3.6%, 4.0% and 4.0% of the Company's gross sales for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

          (C)  Candy and Confections
          --------------------------
The Company markets and distributes a wide assortment of candy and confections, accounting for approximately 1.1%, 1.7% and 2.6% of the Company's gross sales for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Most of these products are purchased from various candy manufacturers and sold to retailers in bulk or retail packages under private labels or the Evon's brand. The majority of the Company's candy and confections sales and chocolate chip sales (included below in Other Products) are pursuant to a contract with a single customer that expires in May 2005. It is expected that this customer will initiate a competitive bidding process for these products. While the Company's candy and confections and chocolate chip operations would be significantly curtailed if the Company is unsuccessful in this process, the effect on the Company's results of operations would not be significant.

          (D)  Other Products
          -------------------
The Company also markets and distributes, and in many cases processes and manufactures, a wide assortment of other food and snack products.
 These products accounted for approximately 4.6%, 5.7% and 6.3% of the Company's gross sales for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. These other products include: natural snacks, trail mixes and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients (including chocolate chips, peanut butter chips, flaked coconut and chopped, diced, crushed and sliced nuts) sold to retailers, wholesalers, industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of corn snacks, sunflower seeds, party mixes, sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.

    (iii)  Customers
    ---------------
The Company sells products to approximately 3,200 customers, including approximately 100 international accounts. Retailers of the Company's products include grocery chains, mass merchandisers, drug store chains, convenience stores and membership clubs. The Company markets many of its products directly to approximately 500 retail stores in Illinois and six other states through its store-door delivery system discussed below. Wholesale distributors purchase products from the Company for resale to regional retail grocery chains and convenience stores.

The Company's industrial customers include bakeries, ice cream and candy manufacturers and other food and snack processors. Food service customers include hospitals, schools, universities, airlines, retail and wholesale restaurant businesses and national food service franchises. In addition, the Company packages and distributes products manufactured or processed by others. Sales to Wal-Mart Stores, Inc. accounted for approximately 19%, 17% and 16% of the Company's net sales for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

    (iv)   Sales and Distribution
    ----------------------------
The Company markets its products through its own sales department and through a network of approximately 150 independent brokers and various independent distributors and suppliers. The Company's sales department consists of 60 employees, including 19 regional managers and 4 sales specialists who manage internal sales efforts and 4 who oversee the food broker network.

The Company distributes its products from its Illinois, Georgia, California, North Carolina and Texas production facilities and from public warehouse and distribution facilities located in various other states. The majority of the Company's products are shipped from the Company's production, warehouse and distribution facilities by contract and common carriers.

JBSS distributes its products to approximately 500 convenience stores, supermarkets and other retail customer locations through its store-door delivery system. Under this system, JBSS uses its own fleet of step-vans to market and distribute nuts, snacks and candy directly to retail customers on a store-by-store basis. Presently, the store-door delivery system consists of 20 route salespeople covering routes located in Illinois and other Midwestern states. District and regional route managers, as well as sales and marketing personnel operating out of JBSS's corporate offices, are responsible for monitoring and managing the route salespeople.

In the Chicago area, JBSS operates thrift stores at two of its production facilities and at four other retail stores. These stores sell bulk foods and other products produced by JBSS and by other vendors.

    (v)    Marketing
    ---------------
Marketing strategies are developed by distribution channel. Private label and branded consumer efforts are focused on building brand awareness, attracting new customers and increasing consumption in the snack and baking nut categories. Industrial and food service efforts are focused on trade-oriented marketing.

The Company's consumer promotional campaigns include newspaper advertisements, coupon offers and co-op advertising with select retail customers. The Company also conducts an integrated marketing campaign using multiple media outlets for the promotion of the Fisher brand. The Company also designs and manufactures point of purchase displays and bulk food dispensers for use by several of its retail customers. These displays, and other shelving and pegboard displays purchased by the Company, are installed by Company personnel. The Company believes that controlling the type, style and format of display fixtures benefits the customer and, ultimately, the Company by presenting the Company's products in a consistent, attractive point of sale presentation. Additionally, shipper display units are utilized in retail stores, in an effort to gain additional temporary product placement and to drive sales volume.

Industrial and food service trade promotion includes attending regional and national trade shows, trade publication advertising and one-on-one marketing. These promotional efforts highlight the Company's processing capabilities, broad product portfolio, product customization and packaging innovation. Additionally, the Company has established a number of co-branding relationships with industrial customers.

Through participation in several trade associations, funding of industry research and sponsorship of educational programs, the Company supports efforts to increase awareness of the health benefits, convenience and versatility of nuts as both a snack and a recipe ingredient among existing and next generation consumers of nuts.

    (vi)   Competition
    -----------------
The Company's nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of which are substantially larger and have greater resources than the Company. In the nut industry, the Company competes with, among others, Planters, Ralcorp Holdings, Inc. and numerous regional snack food processors. Competitive factors in the Company's markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. See "Forward Looking Statements -- Factors That May Affect Future Results -- Competitive Environment" below.

    (vii)  Raw Materials and Supplies
    --------------------------------
The Company purchases nuts from domestic and foreign sources. In fiscal 2004, all of the Company's peanuts were purchased from the southeastern United States and all of its walnuts and almonds were purchased from California. The Company purchases its pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. For fiscal 2004, approximately 33% of the Company's nut purchases were from foreign sources.

Competition in the nut shelling industry is driven by shellers' ability to access and purchase raw nuts, to shell the nuts efficiently and to sell the nuts to processors. The Company is the only sheller of all five major domestic nut types and is among a select few shellers who further process, package and sell nuts to the end-user. Raw material pricing pressure, the inability of some shellers to extend credit to raw material suppliers and the high cost of equipment automation have contributed to a consolidation among shellers across all nut types, especially peanuts.

The Company sponsors a seed exchange program under which it provides peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock, or peanuts at harvest. Approximately 89% of the farmer stock peanuts (approximately 42% of the Company's total peanut usage) purchased by the Company in fiscal 2004 were grown from seed provided by the Company. The Company also contracts for the growing of a limited number of generations of peanut seeds to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing.

The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans, walnuts, almonds, other nuts, dried fruit, coconut and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions and plant diseases. These fluctuations can adversely impact the Company's profitability. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon a determination by the USDA or any other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.

Due, in part, to the seasonal nature of the industry, the Company maintains significant inventories of peanuts, pecans, walnuts and almonds at certain times of the year, especially in the second and third quarters of the Company's fiscal year. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of the Company's inventory and thus the Company's gross profit and gross profit margin. See "Introduction", "Fiscal 2004 Compared to Fiscal 2003 -- Gross Profit" and "Fiscal 2003 Compared to Fiscal 2002 -- Gross Profit" under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company purchases other inventory items, such as roasting oils, seasonings, glass jars, plastic jars, labels, composite cans and other packaging materials, from third parties.

    (viii) Trademarks and Patents
    -----------------------------
The Company markets its products primarily under private labels and the Fisher, Evon's, Sunshine Country, Flavor Tree, Texas Pride and Tom Scott brand names, which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other jurisdictions.
 The Company also owns several patents of various durations. The Company expects to continue to renew for the foreseeable future those trademarks that are important to the Company's business.

    (ix)   Employees
    ----------------
As of June 24, 2004, the Company had approximately 1,730 active employees, including approximately 190 corporate staff employees and 1,540 production and distribution employees. The Company's labor requirements typically peak during the last quarter of the calendar year, at which time temporary labor is generally used to supplement the full-time work force.

    (x)    Seasonality
    ------------------
The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October, November and December. Peanuts, pecans, walnuts and almonds, the Company's principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, the Company's personnel, working capital requirements and inventories peak during the last four months of the calendar year. This seasonality also impacts capacity utilization at the Company's Chicago area facilities, with these facilities routinely operating at full capacity during the last four months of the calendar year. See Item 8 -- "Financial Statements and Supplementary Data" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Introduction".

    (xi)   Backlog
    --------------
Because the time between order and shipment is usually less than three weeks, the Company believes that backlog as of a particular date is not indicative of annual sales.

    (xii)  2002 Farm Bill
    ---------------------
The Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") terminated the federal peanut quota program beginning with the 2002 crop year. Under the former federal peanut quota program, the Company was required by the U.S. government to pay a minimum price for peanuts, most recently $610 per ton. The 2002 Farm Bill replaced the federal peanut quota program with a fixed payment system through the 2007 crop year that can be either coupled or decoupled. A coupled system is tied to the actual amount of production, while a decoupled system is not. The series of loans and subsidies established by the 2002 Farm Bill is similar to the systems used for other crops such as grains and cotton. To compensate farmers for the elimination of the peanut quota, the 2002 Farm Bill provides a buy-out at a specified rate for each pound of peanuts that had been in that farmer's quota under the prior program. This buy-out price has been lower than the support price in effect under the former peanut quota program since the 2002 Farm Bill was enacted. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price.

The termination of the federal peanut quota program has resulted in a decrease in the Company's cost for peanuts due to the elimination of the support price, thus increasing the gross profit and gross profit margin on peanut sales. This positive effect on the Company's gross margin was partially offset by a decrease in peanut selling prices. There are no assurances that selling prices for peanuts will not be adversely affected in the future or that the termination of the federal peanut quota program will not have an adverse effect on the Company's gross profit and gross profit margin.

    (xiii) Operating Hazards and Uninsured Risks
    --------------------------------------------
The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. Although the Company maintains rigid quality control standards, inspects its products by visual examination, metal detectors or electronic monitors at various stages of its shelling and processing operations for all of its nut and other food products, permits the USDA to inspect all lots of peanuts shipped to and from the Company's production facilities, and complies with the Nutrition Labeling and Education Act by labeling each product that it sells with labels that disclose the nutritional value and content of each of the Company's products, no assurance can be given that some nut or other food products sold by the Company may not contain or develop harmful substances. The Company currently maintains product liability insurance of $1 million per occurrence and umbrella coverage of up to $50 million which management and the Company's insurance carriers believe to be adequate.


Item 2 -- Properties
--------------------
The Company presently owns or leases seven principal production facilities. Two of these facilities are located in Elk Grove Village, Illinois. The first Elk Grove Village facility, the Busse Road facility, serves as the Company's corporate headquarters and main processing facility. The other Elk Grove Village facility is located on Arthur Avenue adjacent to the Busse Road facility. The remaining principal production facilities are located in Bainbridge, Georgia; Garysburg, North Carolina; Selma, Texas; Gustine, California; and Arlington Heights, Illinois. The Company also leases warehousing facilities in Des Plaines, Illinois and Elk Grove Village, Illinois. In addition, the Company operates thrift stores out of the Busse Road facility and the Des Plaines facility, and owns one retail store and leases three additional retail stores in the Chicago area. The Company also leases space in public warehouse facilities in various states.

The Company believes that its facilities are generally well maintained and in good operating condition.

a.    Principal Facilities
--------------------------
The following table provides certain information regarding the Company's principal facilities:


                                                                             Date
                                                                            Company
                                                                          Constructed,
                                             Type                         Acquired or
                                 Square       of       Description of        First
Location                         Footage   Interest    Principal Use       Occupied
------------------------------   -------   --------    ------------------ ------------
Elk Grove Village, Illinois(1)   300,000   Leased/     Processing,           1981
  (Busse Road facility)                     Owned      packaging,
                                                       warehousing,
                                                       distribution, JBSS
                                                       corporate offices
                                                       and thrift store

Elk Grove Village, Illinois       83,000    Owned      Processing,           1989
  (Arthur Avenue facility)                             packaging,
                                                       warehousing and
                                                       distribution

Des Plaines, Illinois(2)          68,000   Leased      Warehousing and       1974
                                                       thrift store

Bainbridge, Georgia(3)           245,000    Owned      Peanut shelling,      1987
                                                       purchasing,
                                                       processing,
                                                       packaging,
                                                       warehousing and
                                                       distribution

Garysburg, North Carolina        160,000    Owned      Peanut shelling,      1994
                                                       purchasing,
                                                       processing,
                                                       packaging,
                                                       warehousing and
                                                       distribution

Selma, Texas                     305,000    Owned      Pecan shelling,       1992
                                                       processing,
                                                       packaging,
                                                       warehousing and
                                                       distribution

Gustine, California              215,000    Owned      Walnut shelling,      1993
                                                       processing,
                                                       packaging,
                                                       warehousing and
                                                       distribution

Arlington Heights, Illinois(4)    83,000    Owned      Processing,           1994
                                                       packaging,
                                                       warehousing and
                                                       distribution

Elk Grove Village, Illinois(5)   230,000   Leased      Warehousing and       2003
  (2400 Arthur facility)                               distribution


(1) Approximately 240,000 square feet of the Busse Road facility is leased from the Busse Land Trust under a lease that expires on May 31, 2015. Under the terms of the lease, the Company has a right of first refusal and a right of first offer with respect to this portion of the Busse Road facility. The remaining 60,000 square feet of space at the Busse Road facility (the "Addition") was constructed by the Company in 1994 on property owned by the Busse Land Trust and on property owned by the Company. Accordingly, (i) the Company and the Busse Land Trust entered into a ground lease with a term beginning January 1, 1995 pursuant to which the Company leases from the Busse Land Trust the land on which a portion of the Addition is situated (the "Busse Addition Property"), and (ii) the Company, the Busse Land Trust and the sole beneficiary of the Busse Land Trust entered into a party wall agreement effective as of January 1, 1995, which sets forth the respective rights and obligations of the Company and the Busse Land Trust with respect to the common wall which separates the existing Busse Road facility and the Addition. The ground lease has a term that expires on May 31, 2015 (the same date on which the Company's lease for the Busse Road facility expires). The Company has an option to extend the term of the ground lease for one five-year term, an option to purchase the Busse Addition Property at its then appraised fair market value at any time during the term of the ground lease, and a right of first refusal with respect to the Busse Addition Property. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions -- Lease Arrangements" contained in the Company's Proxy Statement for the 2004 Annual Meeting.

(2) The Des Plaines facility is leased under a lease that expires on October 31, 2010. The Des Plaines facility is also subject to a mortgage securing a loan from an unrelated third party lender to the related party lessor in the original principal amount of approximately $1.6 million. The rights of the Company under the lease are subject and subordinate to the rights of the lender. Accordingly, a default by the lessor under the loan could result in foreclosure on the facility and thereby adversely affect the Company's leasehold interest. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions -- Lease Arrangements" contained in the Company's Proxy Statement for the 2004 Annual Meeting.

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

b.    Manufacturing Capability, Utilization, Technology and Engineering
-----------------------------------------------------------------------
The Company's principal production facilities are equipped with modern processing and packaging machinery and equipment.

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

The Selma facility contains the Company's automated pecan shelling and bulk packaging operation. The facility's pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. For fiscal 2004, the Company processed approximately 49 million inshell pounds of pecans at the Selma, Texas facility. The Selma facility is well utilized.

The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to the Company's customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2004, the Bainbridge facility shelled approximately 79 million inshell pounds of peanuts.

The Garysburg facility has the capacity to process approximately 70 million inshell pounds of farmer stock peanuts annually. For fiscal 2004, the Garysburg facility processed approximately 24 million pounds of inshell peanuts.

The Gustine facility is used for walnut shelling, walnut and almond processing and marketing operations. This facility has the capacity to shell approximately 50 million inshell pounds of walnuts annually. For fiscal 2004, the Gustine facility shelled approximately 45 million inshell pounds of walnuts. The Gustine facility has the capacity to process in excess of 70 million pounds of almonds annually. For fiscal 2003, the Gustine facility processed approximately 19 million pounds of almonds.

The Arlington Heights facility is used for the production and packaging the majority of the Company's Fisher Nut products, the "stand-up pouch" packaging for its Flavor Tree brand products and for the production and packaging of the Company's sunflower meats. The Arlington Heights facility is well utilized.

c.    Facility Consolidation Project
------------------------------------
The possibility of continued growth at current levels, and the seasonality of the Company's business that has caused full-capacity utilization rates at the Company's Chicago area facilities, has led the Company to explore additional means of expanding its production capacity and enhancing its operations efficiency. As a result, the Company is planning for the consolidation of its five Chicago area facilities into a single location through the construction of a new production facility, currently contemplated in Elgin, Illinois. See
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures and -- Capital Resources".

This facility consolidation project is anticipated to achieve two primary objectives. First, the consolidation is intended to generate cost savings through the elimination of redundant costs and improvements in manufacturing efficiencies. Second, the new facility is expected to initially increase production capacity by 25% to 40% and would provide substantially more square footage than the aggregate space now available in the Company's existing Chicago area facilities to support future growth in the Company's business.

The Company has already taken certain preliminary steps in furtherance of this facility consolidation project, including the Company and certain partnerships controlled by executive officers and directors of the Company entering into a Development Agreement with the City of Elgin for the development and purchase of the land where the new facility would be constructed. The Development Agreement is subject to certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company has paid a $450 thousand deposit to the State of Illinois in connection with the purchase of this land.

The Company currently expects to break ground during fiscal 2005. It is anticipated that the project will take four to five years from the time that the property is acquired to the time the new facility is fully placed in service. The Company estimates the total cost of the project to be between $75 and $85 million, which would be financed through a combination of debt, proceeds from the sale of existing facilities and available cash flow from operations, provided that the project occurs. Although the Company currently believes the new facility would be accretive within three to four years of groundbreaking, there can be no assurances as to the timing or the impact on the Company's net income. See "Factors That May Affect Future Results -- Risks and Uncertainties Regarding Facility Consolidation Project."


Item 3 -- Legal Proceedings
---------------------------
On June 17, 2003, the Company received a subpoena for the production of documents and records from a grand jury in connection with an investigation of a portion of the peanut shelling industry by the Antitrust Division of the United States Department of Justice. The Company believes the investigation relates to procurement pricing practices but, given the early stage of the investigation, it could concern other or additional business practices. The Company has responded to the subpoena and has produced documents to the Department of Justice, and two employees of the Company received subpoenas to appear before the grand jury. The investigation, of which the Company and the employees are subjects, is on-going. The investigation may have a material adverse effect on the Company's business, financial condition and results of operations, and on the peanut shelling industry.

The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. Currently, it is management's opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.

Item 4 -- Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
No matter was submitted during the fourth quarter of fiscal 2004 to a vote of security holders, through solicitation of proxies or otherwise.

                 EXECUTIVE OFFICERS OF THE REGISTRANT
                 ------------------------------------
Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Company's annual meeting of stockholders to be held on October 26, 2004:

JASPER B. SANFILIPPO, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER, age 73 -- Mr. Sanfilippo has been employed by the Company since 1953. Mr. Sanfilippo served as the Company's President from 1982 to December 1995 and was the Company's Treasurer from 1959 to October 1991. He became the Company's Chairman of the Board and Chief Executive Officer in October 1991 and has been a member of the Company's Board of Directors since 1959. Mr. Sanfilippo was also a member of the Company's Compensation Committee until April 28, 2004 (when that committee was terminated and its responsibilities assumed by the Compensation, Nominating and Corporate Governance Committee) and the Stock Option Committee until February 27, 1997 (when that Committee was disbanded).

MATHIAS A. VALENTINE, PRESIDENT, age 71 -- Mr. Valentine has been employed by the Company since 1960 and was named its President in December 1995. He served as the Company's Secretary from 1969 to December 1995, as its Executive Vice President from 1987 to October 1991 and as its Senior Executive Vice President and Treasurer from October 1991 to December 1995. He has been a member of the Company's Board of Directors since 1969. Mr. Valentine was also a member of the Company's Compensation Committee until April 28, 2004 (when that committee was terminated and its responsibilities assumed by the Compensation, Nominating and Corporate Governance Committee) and the Stock Option Committee until February 27, 1997 (when that Committee was disbanded).

MICHAEL J. VALENTINE, EXECUTIVE VICE PRESIDENT FINANCE, CHIEF FINANCIAL OFFICER AND SECRETARY, age 45 -- Mr. Valentine has been employed by the Company since 1987 and in January 2001 was named its Executive Vice President Finance, Chief Financial Officer and Secretary. Mr. Valentine served as the Company's Senior Vice President and Secretary from August 1999 to January 2001. Mr. Valentine has been a member of the Company's Board of Directors since April 1997. Mr. Valentine served as the Company's Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for the Company from June 1987 and 1990, respectively, to December 1995. Mr. Valentine's responsibilities also include the Company's peanut operations, including sales and procurement.

JEFFREY T. SANFILIPPO, EXECUTIVE VICE PRESIDENT SALES AND MARKETING, age 41 -- Mr. Sanfilippo has been employed by the Company since 1991 and in January 2001 was named its Executive Vice President Sales and Marketing. Mr. Sanfilippo served as the Company's Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of the Company's Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995. He served as Vice President Sales and Marketing from October 1995 to August 1999.

JASPER B. SANFILIPPO, JR., EXECUTIVE VICE PRESIDENT OF OPERATIONS AND ASSISTANT SECRETARY, age 36 -- Mr. Sanfilippo became a member of the Company's Board of Directors in December 2003. Mr. Sanfilippo has been employed by the Company since 1992 and in 2001 was named Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995. He became the Company's Senior Vice President Operations in August 1999 and served as Vice President Operations between December 1995 and August 1999.

Prior to that, Mr. Sanfilippo was the General Manager of the Company's Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in the Company's Financial Relations Department. Mr. Sanfilippo is responsible for the Company's non-peanut shelling operations, including plant operations and procurement.

JAMES A. VALENTINE, EXECUTIVE VICE PRESIDENT INFORMATION TECHNOLOGY, age 40 -- Mr. Valentine has been employed by the Company since 1986 and in August 2001 was named Executive Vice President Information Technology. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000.

JAMES M. BARKER, SENIOR VICE PRESIDENT SALES AND MARKETING, age 39 -- Mr. Barker has been employed by the Company since 1996 and in March 2001 was named Senior Vice President Sales and Marketing. He served as Vice President of Sales and Marketing from December 1998 to March 2001, Vice President of Marketing from December 1996 to December 1998 and Director of Marketing from January 1996 to December 1996.

WILLIAM R. POKRAJAC, VICE PRESIDENT OF FINANCE, age 50 -- Mr. Pokrajac has been with the Company since 1985 and was named Vice President of Finance and Controller in August 2001. He served as the Company's Controller from 1987 to August 2003. Mr. Pokrajac is responsible for the Company's accounting and inventory control functions.

WALTER R. TANKERSLEY, JR., SENIOR VICE PRESIDENT INDUSTRIAL SALES, age 53 -- Mr. Tankersley has been with the Company since 2002 as the Vice President of Industrial Sales, and was named Senior Vice President in August 2003. He was previously Director of Industrial Sales at Mauna Loa Macadamia Co. from September 2000 to December 2001 and Vice President of Sales and Marketing with the Young Pecan Company from November 1992 to August 2000.

EVERARDO SORIA, SENIOR VICE PRESIDENT PECAN OPERATIONS AND PROCUREMENT, age 47 -- Mr. Soria has been with the Company since 1985. Mr. Soria was named Director of Pecan Operations in July 1995 and was named Vice President Pecan Operations and Procurement in January 2002. Mr. Soria was named Senior Vice President Pecan Operations and Procurement in August 2003. Mr. Soria is responsible for the procurement of pecans and for the shelling of pecans at the Company's Selma, Texas facility.

HERBERT J. MARROS, CONTROLLER, age 46 -- Mr. Marros has been with the Company since 1995 as Assistant Controller and was named Controller in August 2003. Mr. Marros is responsible for the Company's financial reporting.

CHARLES M. NICKETTA, SENIOR VICE PRESIDENT OF MANUFACTURING, age 56 -- Mr. Nicketta has been with the Company since 1983. Mr. Nicketta was named Director of Manufacturing in July 1985 and was named Vice President of Manufacturing in August 2001. Mr. Nicketta was named Senior Vice President of Manufacturing in August 2004. Mr. Nicketta is responsible for the Company's production design, engineering and facilities expansion.

ARTHUR L. TIMP, SENIOR VICE PRESIDENT OF CORPORATE OPERATIONS, age 62 -- Mr. Timp has been with the Company since 1995 as the Director of Operations. Mr. Timp was named Vice President of Corporate Operations in August 1999, and was named Senior Vice President of Corporate Operations in August 2004. Mr. Timp is responsible for the production operations for all of the Company's facilities, except for the pecan shelling facility.

The Company is currently studying a succession plan for the retirement of the Chief Executive Officer and President which may include consulting arrangements and other post-employment compensation arrangements. The Company did not implement a retirement plan for those officers in fiscal 2004.

RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS
------------------------------------------------------------
Jasper B. Sanfilippo, Chairman of the Board and Chief Executive Officer and a director of the Company, is (i) the father of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, executive officers and directors of the Company, (ii) the brother-in-law of Mathias A. Valentine, President and a director of the Company, and (iii) the uncle of Michael J. Valentine, an executive officer and a director of the Company and James A. Valentine, an executive officer of the Company. Mathias A. Valentine, President and a director of the Company, is (i) the brother-in-law of Jasper B. Sanfilippo, (ii) the uncle of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, and
(iii) the father of Michael J. Valentine and James A. Valentine. Michael J. Valentine, Executive Vice President, Chief Financial Officer and Secretary and a director of the Company, is (i) the son of Mathias A. Valentine, (ii) the brother of James A. Valentine, (iii) the nephew of Jasper B. Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo. Jeffrey T. Sanfilippo, Executive Vice President Sales and Marketing and a director of the Company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jasper B. Sanfilippo, Jr., (iii) the nephew of Mathias A Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine. Jasper B. Sanfilippo, Jr., Executive Vice President of Operations and a director of the Company, is (i) the son of Jasper B. Sanfilippo,
(ii) the brother of Jeffrey T. Sanfilippo, (iii) the nephew of Mathias
A. Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine. James A. Valentine, Executive Vice President Information Technology, is (i) the son of Mathias A. Valentine, (ii) the brother of Michael J Valentine, (iii) the nephew of Jasper B. Sanfilippo, and
(iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T.
Sanfilippo.


                                 PART II
                                 -------
Item 5 -- Market for Registrant's Common Equity and Related
           Stockholder Matters
-----------------------------------------------------------
The Company has two classes of stock: Class A Common Stock ("Class A Stock") and Common Stock. The holders of Common Stock are entitled to elect 25% of the members of the Board of Directors, rounded up to the nearest whole number, and the holders of Class A Stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, the holders of Common Stock are entitled to one vote per share while the holders of Class A Stock are entitled to ten votes per share. The Company's Class A Stock is not registered under the Securities Act of 1933 and there is no established public trading market for the Class A Stock. However, each share of Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Company's Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

In connection with the Company's public offering in April 2004, the holders of Class A Stock entered into an agreement with the Company under which they have waived their right to convert Class A Stock to Common Stock and agreed not to transfer or otherwise dispose of their shares of Class A Stock in a manner that could result in conversion of such shares into Common Stock pursuant to the Company's certificate of incorporation. These agreements were required since the number of authorized shares of Common Stock is currently insufficient to allow for the conversion of all outstanding shares of Class A Stock. These agreements will remain in effect until the Company's certificate of incorporation is amended to increase the number of authorized shares of Common Stock. A proposal to increase the authorized shares of Common Stock will be submitted to the stockholders for approval at the Company's 2004 annual meeting. The holders of Class A Stock hold sufficient votes to approve this proposal. See "Amendment of Restated Certificate of Incorporation" contained in the Company's Proxy Statement for the 2004 Annual Meeting.

The Common Stock of the Company is quoted on the NASDAQ National Market and its trading symbol is "JBSS". The following tables set forth, for the quarters indicated, the high and low reported last sales prices for the Common Stock as reported on the NASDAQ national market.

                                            Price Range of
                                             Common Stock
                                            --------------
     Year Ended June 24, 2004                High     Low
     ------------------------               ------  ------
     4th Quarter                            $37.85  $23.20
     3rd Quarter                            $54.90  $32.17
     2nd Quarter                            $50.20  $21.00
     1st Quarter                            $21.64  $12.50


                                            Price Range of
                                             Common Stock
                                            --------------
     Year Ended June 26, 2003                High     Low
     ------------------------               ------  ------
     4th Quarter                            $19.40  $13.83
     3rd Quarter                            $14.23  $ 9.80
     2nd Quarter                            $ 9.81  $ 6.55
     1st Quarter                            $ 6.99  $ 5.70

As of September 1, 2004, there were approximately 83 holders and 16 holders of record of the Company's Common Stock and Class A Stock, respectively.

Under the Company's Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on the Company's common equity.

No dividends have been declared since 1995. The Company does not expect to pay any cash dividends in the foreseeable future because cash flow from operations will be used to finance future growth. In addition, the Company's current loan agreements restrict the payment of annual dividends to amounts specified in the loan agreements. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

For purposes of the calculation of the aggregate market value of the Company's voting stock held by nonaffiliates of the Company as set forth on the cover page of this Report, the Company did not consider any of the siblings of Jasper B. Sanfilippo, or any of the lineal descendants (all of whom are adults and some of whom are employed by the Company) of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are executive officers of the Company) as an affiliate of the Company. See "Compensation Committee Interlocks, Insider Participation and Certain Transactions" and "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for the 2004 Annual Meeting and "Executive Officers of the Registrant -- Relationships Among Certain Directors and Executive Officers" appearing immediately after
Part I of this Report.

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
     ------------------------------------------------------------------
The following table summarizes the Company's equity compensation plans as of June 24, 2004:



                                                                             Number of
                                                                        securities remaining
                                                                        available for future
                                                                           issuance under
                                                                               equity
                                Number of                                compensation plans
                             securities to be      Weighted average          (excluding
                               issued upon         exercise price of    securities reflected
                            exercise of options   outstanding options   in the first column)
                            -------------------   -------------------   --------------------
Equity compensation plans
approved by stockholders            262,815             $10.41                293,500

Equity compensation plans
not approved by
stockholders                            500              $6.00                     --
                                    -------                                   -------
Total                               251,575             $10.41                293,500
                                    =======                                   =======


Item 6 -- Selected Financial Data
---------------------------------
The following historical consolidated financial data as of and for the years ended June 24, 2004, June 26, 2003, June 27, 2002, June 28, 2001 and June 29, 2000 were derived from the Company's consolidated financial statements. The financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information below is not necessarily indicative of the results of future operations. No dividends have been declared since 1995.

Statement of Operations Data:    $ in thousands, except per share data)

                                                  Year Ended
                             ----------------------------------------------------
                             June 24,   June 26,   June 27,   June 28,   June 29,
                                 2004       2003       2002       2001       2000
                             --------   --------   --------   --------   --------
Net sales                    $520,811   $419,677   $352,799   $342,357   $326,619
Cost of sales                 428,967    346,755    294,999    283,052    271,668
                             --------   --------   --------   --------   --------
Gross profit                   91,844     72,922     57,800     59,305     54,951
Selling and administrative
 expenses                      50,780     44,093     39,898     38,904     36,354
                             --------   --------   --------   --------   --------
Income from operations         41,064     28,829     17,902     20,401     18,597
Interest expense               (3,434)    (4,681)    (5,757)    (8,365)    (8,036)
Debt extinguishment fees         (972)        --         --         --         --
Other income                      440        486        590        622        701
                             --------   --------   --------   --------   --------
Income before income taxes     37,098     24,634     12,735     12,658     11,262
Income tax expense             14,468      9,607      5,044      5,063      4,505
                             --------   --------   --------   --------   --------
Net income                   $ 22,630   $ 15,027   $  7,691   $  7,595    $ 6,757
                             ========   ========   ========   ========   ========
Basic earnings per
 common share                $   2.35   $   1.63   $   0.84   $   0.83    $  0.74
Diluted earnings per
 common share                $   2.32   $   1.61   $   0.84   $   0.83    $  0.74


Balance Sheet Data: ($ in thousands)


                       June 24,   June 26,   June 27,   June 28,   June 29,
                           2004       2003       2002       2001       2000
                       --------   --------   --------   --------   --------
Working capital        $122,854   $ 75,182   $ 67,645   $ 55,055   $ 60,168
Total assets            245,119    223,727    206,815    211,007    217,031
Long-term debt, less
 current maturities      12,620     29,640     40,421     39,109     51,779
Total debt               19,166     70,118     69,623     89,307     99,355
Stockholders' equity    181,360    118,781    102,060     94,346     86,751


Item 7 -- Management's Discussion and Analysis of Financial Condition
            and Results of Operations
---------------------------------------------------------------------
INTRODUCTION
------------
Fiscal 2004 was another record year for the Company in terms of both sales and earnings. Net sales for fiscal 2004 were $520.8 million compared to $419.7 million for fiscal 2003, an increase of $101.1 million, or 24.1%. The net sales growth was accomplished through double-digit increases throughout all major distribution channels. The sales growth experienced in fiscal 2004 follows a 19.0% increase in fiscal 2003. Net income increased to $22.6 million, an increase of $7.6 million, or 50.6%, over net income in fiscal 2003.

The Company believes that a portion of the increase in net sales for fiscal 2004 is attributable to the growing awareness of the health benefits of nuts and the current trend toward a low carbohydrate/high protein diet. The Company continually reviews nut consumption data prepared by various trade associations, marketing organizations and the USDA to monitor trends in the business. Crop estimates are also reviewed to determine the available supply of various nuts, although due to the susceptibility of crops to wide year-over-year variations, this information is typically only useful for short periods of time. Business strategies are developed through analysis of this consumption and supply information.

The Company's gross profit margin was 17.6% in fiscal 2004, a slight improvement over the 17.4% achieved in fiscal 2003. Improvements in gross profit margin, realized due primarily to higher unit volume, were offset by significantly higher commodity costs.

Selling and administrative expenses decreased to 9.8% of net sales for fiscal 2004 compared to 10.5% of net sales for fiscal 2003. This decrease was due primarily to the fixed nature of certain of these expenses in relation to a larger revenue base. The increase of $6.7 million in selling and administrative expenses for fiscal 2004 compared to fiscal 2003 was due primarily to increases in freight and broker commissions, directly related to the increase in net sales, and increases in incentive compensation due to improved operating results.

In April 2004, the Company completed an underwritten stock offering of an additional 1,150,000 shares of Common Stock at a price of $35.75 per share, or $34.00 after the underwriting discount. Total net proceeds to the Company were approximately $38.6 million, after deducting offering costs. Approximately $16.0 million of the net proceeds were used to prepay long-term debt, and the remaining $22.6 million was used to reduce outstanding balances under the Company's bank credit facility. Debt extinguishment fees of $1.0 million, or $0.06 per share after taxes, were recorded related to the debt prepayments. Total debt at June 24, 2004 was $19.2 million, compared to $70.1 million at June 26, 2003 due to the net proceeds received from the stock offering and positive cash flow from operating activities during fiscal 2004.

The Company's business is seasonal. Demand for peanut and other nut products is highest during the months of October, November and December. Peanuts, pecans, walnuts, almonds and cashews, the Company's principal raw materials, are purchased primarily during the period from August to February and are processed throughout the year. As a result of this seasonality, the Company's personnel and working capital requirements peak during the last four months of the calendar year. This seasonality also impacts capacity utilization at the Company's Chicago area facilities, as these facilities are routinely operating at full capacity for the last four months of the calendar year.

The possibility of continued growth at current levels, and the seasonality of the Company's business that has caused full-capacity utilization rates at the Company's Chicago area facilities, has led the Company to explore additional means of expanding its production capacity and enhancing its operations efficiency. As a result, the Company is planning for the consolidation of its five Chicago area facilities into a single location through the construction of a new production facility, currently contemplated in Elgin, Illinois.

This facility consolidation project is anticipated to achieve two primary objectives. First, the consolidation is intended to generate cost savings through the elimination of redundant costs and improvements in manufacturing efficiencies. Second, the new facility is expected to initially increase production capacity by 25% to 40% and would provide substantially more square footage than the aggregate space now available in the Company's existing Chicago area facilities to support future growth in the Company's business.

The Company has already taken certain preliminary steps in furtherance of this facility consolidation project, including the Company and certain partnerships controlled by executive officers and directors of the Company entering into a Development Agreement with the City of Elgin for the development and purchase of the land where the new facility would be constructed. The Development Agreement is subject to certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company has paid a $450 thousand deposit to the State of Illinois in connection with the purchase of this land.

The Company currently expects to break ground during fiscal 2005. It is anticipated that the project will take four to five years from the time that the property is acquired to the time the new facility is fully placed in service. The Company estimates the total cost of the project to be between $75 and $85 million, which would be financed through a combination of debt, proceeds from the sale of existing facilities and available cash flow from operations, provided that the project occurs. Although the Company believes the new facility would be accretive within three to four years of groundbreaking, there can be no assurances as to the timing or the impact on the Company's net income. See "Factors That May Affect Future Results -- Risks and Uncertainties Regarding Facility Consolidation Project."

The Company faces a number of challenges as it works to continue its record growth. As a result of recent unit volume sales growth, the Company's Chicago area processing facilities operate at full capacity at certain times during the year. If the Company continues to experience growth in unit volume sales, it could exceed its capacity to meet the demand for its products, especially prior to the completion of the planned facility consolidation project. Assuming the Company proceeds with the facility consolidation project, which will require approximately four to five years to complete, the Company nevertheless faces potential disruptive effects on its business, such as cost overruns for the construction of the new facility or business interruptions that may result from the transfer of production to the new facility. In addition, the Company will continue to face the ongoing challenges of its business such as food safety and regulatory issues, the antitrust investigation of a portion of the peanut shelling industry and the maintenance and growth of its customer base. See "Factors That May Affect Future Results."

Total inventories were approximately $127.5 million at June 24, 2004, an increase of approximately $15.4 million, or 13.8%, over the balance at June 26, 2003. This increase is due primarily to an increase in the quantity of inshell pecans on hand due to greater purchases in fiscal 2004 than in fiscal 2003. Net accounts receivable were approximately $33.7 million at June 24, 2004, an increase of approximately $4.6 million, or 15.8%, over the balance at June 26, 2003. This increase is due primarily to higher monthly sales in June 2004 than in June 2003.

The Company's fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2004 are to the fiscal year ended June 24, 2004. References herein to fiscal 2003 are to the fiscal year ended June 26, 2003. References herein to fiscal 2002 are to the fiscal year ended June 27, 2002. As used herein, unless the context otherwise indicates, the terms "Company" and "JBSS" refer collectively to John B. Sanfilippo & Son, Inc. and its wholly owned subsidiary, JBS International, Inc.

RESULTS OF OPERATIONS
---------------------
The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase of such items from fiscal 2003 to fiscal 2004 and from fiscal 2002 to fiscal 2003.

                               Percentage of Net Sales                     Percentage Increase
                        ------------------------------------    ------------------------------------------
                        Fiscal 2004  Fiscal 2003  Fiscal 2002   Fiscal 2004 vs. 2003  Fiscal 2003 vs. 2002
                        -----------  -----------  -----------   --------------------  --------------------
Net sales                   100.0%       100.0%       100.0%            24.1%                 19.0%
Gross profit                 17.6         17.4         16.4             25.9                  26.2
Selling expenses              7.2          8.0          8.7             11.3                   9.7
Administrative expenses       2.6          2.5          2.7             27.4                  13.1
Income from operations        7.9          6.9          5.1             42.4                  61.0

Fiscal 2004 Compared to Fiscal 2003
-----------------------------------
Net Sales. Net sales increased to approximately $520.8 million for fiscal 2004 from approximately $419.7 million for fiscal 2003, an increase of approximately $101.1 million or 24.1%. The increase in net sales was due primarily to higher unit volume sales in all of the Company's distribution channels and across all major nut types. Unit volume increased approximately 13.0% for fiscal 2004 compared to fiscal 2003. The unit volume increases are attributable primarily to the growth of the industry as a whole due to the growing awareness of the health benefits of nuts and the current trend toward high protein/low carbohydrate diets. In addition to the overall growth of the nut industry, the Company was able to increase its sales to certain mass merchandisers. The Company's focus on providing these customers with a broad-based portfolio of products, the increased shelf space for the Company's products in their stores and the further leveraging of the Fisher brand name were also contributing factors to the Company's growth in net sales. The remainder of the increase in net sales for fiscal 2004 compared to fiscal 2003 was due to higher average selling prices, primarily in the industrial and export distribution channels for most of the Company's major nut types.

The Company experienced significant growth in most of its key distribution channels. The increase in net sales in the consumer distribution channel was due primarily to an increase in Fisher brand and private label business through the expansion of business to existing customers. A significant portion of this expansion in the distribution of Fisher products came from short-term promotional activity, which may not result in a permanent increase in net sales. This increase was driven by higher nut consumption and the Company's increased Fisher brand marketing and promotions, especially in the Chicago area. The increase in net sales in the industrial distribution channel was due primarily to the increased usage of nuts as ingredients in food products such as cereals and food bars, and higher selling prices on fixed-price contracts due to higher commodity costs. The increase in net sales in the export distribution channel was due primarily to higher almond and pecan sales to the Asian and European markets. The increase in net sales in the food service distribution channel was due primarily to the food service industry rebounding from a decline in business during fiscal 2003. Net sales in the contract packaging distribution channel increased as new products were introduced by the Company's larger customers in this channel.

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

The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

    Distribution Channel      Fiscal 2004          Fiscal  2003
    --------------------   -----------------    ------------------
    Consumer               $289,586    55.6%    $237,767     56.7%
    Industrial              110,813    21.3       86,176     20.5
    Food Service             48,969     9.4       36,755      8.8
    Contract Packaging       33,074     6.3       26,195      6.2
    Export                   38,369     7.4       32,784      7.8
                           --------   -----     --------    -----
    Total                  $520,811   100.0%    $419,677    100.0%
                           ========   =====     ========    =====

The following table shows an annual comparison of sales by product type as a percentage of total gross sales. The table is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts are not allocable to product type.


        Product Type           Fiscal 2004     Fiscal 2003
        ------------           -----------     -----------
        Peanuts                     25.2%           25.3%
        Pecans                      20.1            17.7
        Cashews & Mixed Nuts        22.5            24.1
        Walnuts                      9.9            10.9
        Almonds                     12.1            10.1
        Other                       10.2            11.9
                                   -----           -----
        Total                      100.0%          100.0%
                                   =====           =====

Gross Profit. Gross profit in fiscal 2004 increased 25.9% to approximately $91.8 million from approximately $72.9 million for fiscal 2003. Gross profit margin increased slightly to 17.6% for fiscal 2004 from 17.4% for fiscal 2003. The increase in gross profit margin was due primarily to: (i) the increase in unit volume as certain costs of sales are of a fixed nature, (ii) lower peanut costs in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, and (iii) better than anticipated results in the Company's pecan shelling operation. These favorable results became apparent as the remaining balance of the 2002 pecan crop was shelled during the first quarter of fiscal 2004. Offsetting the increase in gross profit margin were certain factors that caused a decrease in gross profit margin for fiscal 2004 compared to fiscal 2003. These factors include: (i) significantly higher commodity costs, especially for almonds and purchased pecans which were not offset by price increases in the consumer distribution channel, (ii) lower margins on fixed-price industrial and export almond contracts as almond prices rose after certain contracts were priced, (iii) the necessity to purchase certain quantities of pecans and almonds on the spot market to fulfill customer requirements, (iv) an increase in workers' compensation expense, and (v) an increase in the amount due to almond growers recorded in the first quarter of fiscal 2004 related to the final settlement of the 2002 almond crop. Typically, final prices for almonds are not determined until the first quarter of the Company's fiscal year.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased to 9.8% for fiscal 2004 from 10.5% for fiscal 2003. Selling expenses as a percentage of net sales decreased to 7.2% for fiscal 2004 from 8.0% for fiscal 2003. This decrease was due primarily to the fixed nature of certain of these expenses relative to a larger revenue base. The approximately $3.8 million increase in selling expenses for fiscal 2004 compared to fiscal 2003 is due to expenses directly related to the unit volume growth in sales, such as freight and broker commissions. Administrative expenses as a percentage of net sales increased slightly to 2.6% for fiscal 2004 from 2.5% for fiscal 2003. The approximately $2.9 million increase in administrative expenses was due primarily to higher incentive compensation expenses due to improved operating results. Also contributing to the increase was the receipt of a contract settlement payment in fiscal 2003 from a customer who previously chose not to honor a supply contract.

Income from Operations. Due to the factors discussed above, income from operations increased to approximately $41.1 million, or 7.9% of net sales, for fiscal 2004 from approximately $28.8 million, or 6.9% of net sales, for fiscal 2003.

Interest Expense. Interest expense decreased to approximately $3.4 million for fiscal 2004 from approximately $4.7 million for fiscal 2003. The decrease in interest expense for fiscal 2004 when compared to fiscal 2003 occurred primarily because the Company used the $38.6 million net proceeds from its public stock offering, completed in April 2004, to pay down most of its long-term and short-term debt. Additionally, the Company experienced lower average interest rates on its borrowings compared to fiscal 2003 and further reduced its debt balances by making scheduled debt payments during fiscal 2004.

Debt Extinguishment Fees. The Company incurred approximately $1.0 million in prepayment penalties in fiscal 2004, including approximately $0.1 million of unamortized origination fees due to the repayment of the entire outstanding balances under two long-term financing facilities on June 2, 2004 with the net proceeds from its public stock offering.

Income Taxes. Income tax expense was approximately $14.5 million, or 39.0% of income before income taxes, for fiscal 2004, compared to approximately $9.6 million, or 39.0% of income before income taxes, for fiscal 2003.

Net Income. Net income was approximately $22.6 million, or $2.35 basic per common share ($2.32 diluted), for fiscal 2004, compared to approximately $15.0 million, or $1.63 basic per common share ($1.61 diluted), for fiscal 2003, due to the factors discussed above.

Fiscal 2003 Compared to Fiscal 2002
-----------------------------------
Net Sales. Net sales increased from approximately $352.8 million for fiscal 2002 to approximately $419.7 million for fiscal 2003, an increase of approximately $66.9 million or 19.0%. The increase in net sales was due primarily to higher unit volume sales to the Company's retail, export and industrial customers. The increase in net sales to retail customers was due primarily to an increase in private label business through the addition of new customers and the expansion of business to existing customers. The increase in net sales to export customers was due primarily to higher almond sales to the Asian market and increased snack nut sales to the Canadian market. The increase in sales to industrial customers is due primarily to the increased usage of nuts as ingredients in food products

The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

    Distribution Channel      Fiscal 2003          Fiscal  2002
    --------------------   -----------------    ------------------
    Consumer               $237,767    56.7%    $200,731     56.9%
    Industrial               86,176    20.5       72,326     20.5
    Food Service             36,755     8.8       38,057     10.8
    Contract Packaging       26,195     6.2       22,703      6.4
    Export                   32,784     7.8       18,983      5.4
                           --------   -----     --------    -----
    Total                  $419,677   100.0%    $352,800    100.0%
                           ========   =====     ========    =====


The following table shows an annual comparison of sales by product type as a percentage of total gross sales. The table is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts are not allocable to product type.

        Product Type           Fiscal 2003      Fiscal 2002
        ------------           -----------      -----------
        Peanuts                     25.3%            27.8%
        Pecans                      17.7             18.8
        Cashews & Mixed Nuts        24.1             21.4
        Walnuts                     10.9             11.7
        Almonds                     10.1              7.7
        Other                       11.9             12.6
                                   -----            -----
        Total                      100.0%           100.0%
                                   =====            =====

Gross Profit. Gross profit in fiscal 2003 increased 26.2% to approximately $72.9 million from approximately $57.8 million for fiscal 2002. Gross profit margin increased from 16.4% for fiscal 2002 to 17.4% for fiscal 2003. The increase in gross profit margin was due primarily to: (i) the increase in unit volume as certain costs of sales are of a fixed nature, (ii) changes in the sales mix, and (iii) generally lower commodity costs, especially for peanuts which were directly impacted by the 2002 Farm Bill.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased from 11.3% for fiscal 2002 to 10.5% for fiscal 2003. Selling expenses as a percentage of net sales decreased from 8.7% for fiscal 2002 to 8.0% for fiscal 2003. This decrease was due primarily to: (i) continuous efforts to control expenses and (ii) the fixed nature of certain of these expenses relative to a larger revenue base. Administrative expenses as a percentage of net sales decreased from 2.7% for fiscal 2002 to 2.5% for fiscal 2003. This decrease was due primarily to the fixed nature of these expenses over a larger revenue base. Administrative expenses, in gross dollars, increased from approximately $9.4 million in fiscal 2002 to approximately $10.6 million in fiscal 2003, an increase of approximately $1.2 million, or 13.1%. This increase is due primarily to higher incentive compensation expenses due to improved operating results.

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

Net Income. Net income was approximately $15.0 million, or $1.63 basic per common share ($1.61 diluted), for fiscal 2003, compared to approximately $7.7 million, or $0.84 basic per common share ($0.84 diluted), for fiscal 2002, due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
General
-------
The primary uses of cash are to fund the Company's current operations, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those pertaining to the antitrust investigation of a portion of the peanut shelling industry or other litigation.

Cash flows from operating activities have historically been driven by income from operations but are also influenced by inventory balances, which can change based upon fluctuations in both quantities and market prices of the various nuts the Company sells. Current market trends in nut prices and crop estimates also impact nut procurement.

Net cash provided by operating activities was approximately $20.2 million for fiscal 2004 compared to approximately $5.9 million for fiscal 2003. The increase in cash provided by operating activities for fiscal 2004, when compared to fiscal 2003, was due primarily to improved operating results. Nut purchases were approximately 30.0% greater in fiscal 2004 than in fiscal 2003.

The Company completed an underwritten public offering of 1,150,000 shares of Common Stock in April, 2004 at a price of $35.75 per share, or $34.00 per share after the underwriting discount. Total proceeds to the Company were approximately $38.6 million, after deducting offering costs. In conjunction with the offering, an equal number of shares were sold by selling stockholders, all of whom are directors and executive officers of the Company or are related to directors and executive officers of the Company. The net proceeds to the Company were immediately used to reduce the outstanding borrowings under the Company's Bank Credit Facility (as defined below).

Immediately prior to the offering, 1,070,000 shares of the Company's Class A Common Stock were converted to Common Stock by the selling stockholders for sale in the offering. The selling stockholders also included in the offering 80,000 shares of previously outstanding Common Stock. The Company did not receive any proceeds from the sale of these shares, and the selling stockholders paid their pro rata share of the offering expenses.

The Company repaid approximately $26.5 million of long-term debt in fiscal 2004 compared to approximately $5.7 million in fiscal 2003, an increase of approximately $20.8 million. Approximately $16.0 million in long-term debt was prepaid on June 2, 2004. The remainder of the increase is due to the first scheduled $5.0 million payment on the subordinated portion of the Additional Long-Term Financing being made in fiscal 2004.

Financing Arrangements
----------------------
The Company's bank credit facility (the "Bank Credit Facility") is comprised of (i) a working capital revolving loan which provides working capital financing of up to approximately $73.1 million, in the aggregate, and matures, as amended, on May 31, 2006, and (ii) a $6.9 million letter of credit (the "IDB Letter of Credit") to secure the industrial development bonds described below which matures on June 1, 2006. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 2.83% at June 24, 2004) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate. As of June 24, 2004 the Company had approximately $64.7 million of available credit under the Bank Credit Facility.

The terms of the Bank Credit Facility, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company's annual capital expenditures; and (iii) require that Jasper
B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million, and prohibits the Company from redeeming shares of capital stock. As of June 24, 2004, the Company was in compliance with all restrictive covenants, as amended, under the Bank Credit Facility.

As of June 24, 2004, the Company had approximately $6.8 million in aggregate principal amount of industrial development bonds outstanding, which was used to finance the acquisition, construction and equipping of the Company's Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.00% (which was reset on June 1, 2002) through May 2006. On June 1, 2006, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a "best efforts" basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company.
Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from approximately $0.3 million in fiscal 2005 to approximately $0.8 million in fiscal 2017. The scheduled June 1, 2004 payment of approximately $0.3 million was not made until July 1, 2004, due to an administrative error by the trustee. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

Capital Expenditures
--------------------
The Company made approximately $11.1 million of capital expenditures in fiscal 2004 compared to approximately $7.9 million in fiscal 2003. The most significant project completed in fiscal 2004 was the expansion of the storage capacity for inshell pecans at the Selma, Texas location. Approximately $4.6 million was spent in total on this project, approximately $3.6 million of which was incurred in fiscal 2004. Capital expenditures for fiscal 2005 are expected to be between $10 million and $11 million, excluding any amounts for the planned facility consolidation project.

Ground breaking on the facility consolidation project is expected to occur in the latter half of fiscal 2005. The facility consolidation project is expected to occur over a four to five year period at a total cost of $75.0 to $85.0 million, provided that the project occurs. The Company and certain partnerships controlled by executive officers and directors of the Company have entered into a Development Agreement with the City of Elgin for the development and purchase of the land where the new facility would be constructed. The Development Agreement is subject to certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company has paid a $450 thousand deposit to the State of Illinois in connection with the purchase of this land.

Capital Resources
-----------------
As of June 24, 2004, the Company had approximately $64.7 million of available credit under the Bank Credit Facility. Scheduled long-term debt payments for fiscal 2005 are approximately $1.3 million. Scheduled operating lease payments are approximately $1.5 million. The Company believes that cash flow from operating activities and funds available under the Bank Credit Facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the near future. However, if the facility consolidation project proceeds, the Company expects that additional financing will be required to fund the project. The Company has not yet made any decisions regarding the amount, nature or timing of such additional financing.

Contractual Cash Obligations
----------------------------
At June 24, 2004, the Company had the following contractual cash obligations for long-term debt and operating leases (amounts in thousands):

                         Year      Year      Year      Year      Year
                        Ending    Ending    Ending    Ending    Ending
                       June 30,  June 29,  June 28,  June 26,  June 25,
                         2005      2006      2007      2008      2009    Thereafter
                       --------  --------  --------  --------  --------  ----------
Long-term debt          $2,398    $7,987    $1,575    $1,575    $1,575      $2,944
Minimum operating
 lease commitments       1,459     1,092       304       205        65           2
                        ------   -------   -------    ------    ------      ------
Total contractual
 cash obligations       $3,857    $9,079    $1,879    $1,780    $1,640      $2,946
                        ======    ======    ======    ======    ======      ======

As of June 24, 2004, the Company was committed to purchasing approximately $61.6 million of inventory in fiscal 2005. These commitments do not exceed the Company's projected requirements over the related terms and are in the normal course of business.

CRITICAL ACCOUNTING POLICIES
----------------------------
The accounting policies as disclosed in the Notes to Consolidated Financial Statements are applied in the preparation of the Company's financial statements and accounting for the underlying transactions and balances. The policies discussed below are considered by the Company's management to be critical for an understanding of the Company's financial statements because the application of these policies places the most significant demands on management's judgment, with financial reporting results relying on estimation regarding the effect of matters that are inherently uncertain. Specific risks, if applicable, for these critical accounting policies are described in the following paragraphs. For a detailed discussion on the application of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.

Preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Revenue Recognition
-------------------
The Company recognizes revenue when a persuasive arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. The Company sells its products under various arrangements which include customer contracts which fix the sales price for periods typically of up to one year for some industrial customers and through specific programs, consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and food service customers. Revenues are recorded net of rebates and promotion and marketing allowances. While customers do have the right to return products, past experience has demonstrated that product returns have been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances.

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

Impairment of Long-Lived Assets
-------------------------------
The Company reviews long-lived assets to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable, for example, in connection with the Company's planned facility consolidation project if it proceeds. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets' carrying value. The impairment loss would adjust the carrying value to the assets' fair value. To date the Company has not recorded any impairment charges.

Promotion and Advertising Costs
-------------------------------
Promotion allowances, customer rebates and marketing allowances are recorded at the time revenue is recognized and are reflected as reductions in sales. Annual volume rebates are estimated based upon projected volumes for the year, while promotion and marketing allowances are recorded based upon the terms of the actual arrangements. Coupon incentives have not been significant and are recorded at the time of distribution. The Company expenses the costs of advertising, which include newspaper and other advertising activities, as incurred.

Introductory Funds
------------------
The ability to sell to certain retail customers often requires upfront payments to be made by the Company. Such payments are frequently made pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. The cost of these payments is recorded as an asset and is amortized on a straight-line basis over the term of the contract. The Company expenses payments if no written arrangement exists.

Related Party Transactions
--------------------------
As discussed in Notes 6 and Note 12 of the Notes to Consolidated Financial Statements, the Company leases space from related parties and transacts with other related parties in the normal course of business. The Company believes that these related party transactions are conducted on terms that are competitive with other non-related entities.


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" and a revised interpretation of FIN No. 46R in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 became effective during the second quarter of fiscal 2004. The adoption of FIN 46 did not have a significant effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. SFAS 149 became effective during the first quarter of fiscal 2004. The adoption of SFAS 149 did not have any effect on the Company's consolidated financial statements, as the Company does not have any derivative instruments.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have any effect on the Company's consolidated financial statements as the Company does not have any financial instruments within the scope of this pronouncement.


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

If worldwide demand for nuts continues at recent rates, and supply does not expand to meet demand, a reduction in availability and an increase in the cost of raw materials would occur. This type of increase was experienced during the last half of fiscal 2004 for most of the Company's major nut types. The Company does not hedge against changes in commodity prices, and thus, shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company's inventories and profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See "Introduction".

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

Dependence Upon Customers
-------------------------
The Company is dependent on a few significant customers for a large portion of its total sales, particularly in the consumer channel. Sales to the Company's five largest customers represented approximately 39% and 37% of its consolidated gross sales in fiscal 2004 and fiscal 2003, respectively. Wal-Mart alone accounted for approximately 19% and 17% of the Company's net sales for fiscal 2004 and fiscal 2003, respectively. The loss of one of the Company's largest customers, or a material decrease in purchases by one or more of its largest customers, would result in decreased sales and adversely impact the Company's income and cash flow.

Pricing Pressures
-----------------
As the retail grocery trade continues to consolidate and the Company's retail customers grow larger and become more sophisticated, the Company's retail customers are demanding lower pricing and increased promotional programs. Further, these customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions, particularly if buying techniques such as reverse internet auctions increase in popularity. An increased focus on the lowest-cost supplier could reduce the benefits of some of the Company's competitive advantages. The Company's sales volume growth could slow, and it may become necessary to lower the Company's prices and increase promotional support of the Company's products, any of which would adversely affect its gross profit margins.

Production Limitations
----------------------
The Company has experienced significant sales growth as its customer demand has increased. If the Company continues to experience comparable increases in customer demand, particularly prior to the completion of the Company's facility consolidation project, it may be unable to fully satisfy its customers' supply needs. If the Company becomes unable to supply sufficient quantities of products, it may lose sales and market share to its competitors.

Food Safety and Product Contamination
-------------------------------------
The Company could be adversely affected if consumers in the Company's principal markets lose confidence in the safety of nut products, particularly with respect to peanut and tree nut allergies. Individuals with peanut allergies may be at risk of serious illness or death resulting from the consumption of the Company's nut products. Notwithstanding existing food safety controls, the Company processes peanuts and tree nuts on the same equipment, and there is no guarantee that the Company's peanut-free products will not be cross-contaminated by peanuts. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters may discourage consumers from buying the Company's products, cause production and delivery disruptions, or result in product recalls.

Product Liability and Product Recalls
-------------------------------------
The Company faces risks associated with product liability claims and product recalls in the event its food safety and quality control procedures fail and its products cause injury or become adulterated or misbranded. A product recall of a sufficient quantity, or a significant product liability judgment against the Company, could cause the Company's products to be unavailable for a period of time and could result in a loss of consumer confidence in the Company's food products. These kinds of events, were they to occur, would have a material adverse effect on demand for the Company's products and, consequently, the Company's income and liquidity.

Retention of Key Personnel
--------------------------
The Company's future success will be largely dependent on the personal efforts of its senior operating management team, including Michael J. Valentine, the Company's Executive Vice President Finance, Chief Financial Officer and Secretary, Jeffrey T. Sanfilippo, the Company's Executive Vice President Sales and Marketing, and Jasper B. Sanfilippo, Jr., the Company's Executive Vice President of Operations, which has assumed management of the day-to-day operation of the Company's business over the past two years. In addition, the Company's success depends on the talents of James M. Barker, Senior Vice President Sales and Marketing, Everardo Soria, Senior Vice President Pecan Operations and Procurement, Walter R.
Tankersley, Jr., Senior Vice President Industrial Sales, Charles M. Nicketta, Senior Vice President of Manufacturing and Arthur L. Timp, Senior Vice President of Corporate Operations. The Company believes that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to the Company's continued growth and success. The Company has not entered into an employment agreement with any of these individuals, nor does the Company have key officer insurance coverage policies in effect. The loss of the services of any of these individuals could have a material adverse effect on the Company's business and prospects if the Company were unable to identify a suitable candidate to replace any such individual. The Company's success is also dependent upon its ability to attract and retain additional qualified marketing, technical and other personnel, and there can be no assurance that the Company will be able to do so.

Risks and Uncertainties Regarding Facility Consolidation Project
----------------------------------------------------------------
The planned facility consolidation project may not result in significant cost savings or increases in efficiency, or allow the Company to increase its production capabilities to meet expected increases in customer demand. Moreover, the Company's expectations with respect to the financial impact of the facility consolidation project are based on numerous estimates and assumptions, any or all of which may differ from actual results. Such differences could substantially reduce the anticipated benefit of the project.
More specifically, the following risks, among others, may limit the financial benefits of the facility consolidation project:

 -- cost overruns in the construction of and equipment for the new facility are possible and could offset other cost savings expected from the consolidation;

 -- the facility consolidation project is likely to have a negative impact on the Company's earnings during the four to five-year construction period;

 -- the proceeds the Company receives from selling or renting its existing facilities may be less than it expects, and the timing of the receipt of those proceeds and the acquisition of a replacement site may be later than the Company has planned;

 -- the facility consolidation project may not eliminate as many redundant processes as the Company presently anticipates;

 -- the Company may not realize the expected increase in demand for its products necessary to justify additional production capacity created by the facility consolidation;

 -- the Company may not be able to transfer production from its existing facilities to the new facility without a significant interruption in its business;

 -- moving the Company's facilities to a new location may cause attrition in its personnel at levels that result in a significant interruption in its operations, and the Company expects to incur additional annual compensation costs of approximately $300,000 to facilitate the retention of certain of its key personnel while the facility consolidation project is in process; and

 -- the Company expects to fund a portion of the facility consolidation project through third party financing, which may be at rates less favorable than its current credit facilities.

If for any reason the Company were to realize less than the expected benefits from the facility consolidation project, its future income stream, cash flows and debt levels could be materially adversely affected. In addition, the facility consolidation project is in the early stages of planning and unanticipated risks may develop as the project proceeds. See "Business -- Properties" for more detailed information on the facility consolidation project.

Government Regulation
---------------------
The Company is subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture, the United States Environmental Protection Agency and other state and local authorities in jurisdictions where its products are manufactured, processed or sold. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, distribution and labeling of the Company's products. The Company's manufacturing and processing facilities and products are subject to periodic compliance inspections by federal, state and local authorities. The Company is also subject to environmental regulations governing the discharge of air emissions, water and food waste, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at the Company's existing facilities as well as its expansion into new operations and jurisdictions, may require the Company to obtain additional licenses and permits and could require it to adapt or alter methods of operations at costs that could be substantial. Compliance with applicable laws and regulations may adversely affect the Company's business. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could have a material adverse effect on the Company's business.

Economic, Political and Social Risks of Doing Business in Emerging Markets
--------------------------------------------------------------------------
The Company purchases a substantial portion of its cashew inventories from India, Brazil and Vietnam, which are in many respects emerging markets. To this extent, the Company is exposed to risks inherent in emerging markets, including:

 --  increased governmental ownership and regulation of the economy;

 -- greater likelihood of inflation and adverse economic conditions stemming from governmental attempts to reduce inflation, such as imposition of higher interest rates and wage and price controls;

 -- potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse;

 -- tariffs and other barriers to trade that may reduce the Company's profitability; and

 --  civil unrest and significant political instability.

The existence of these risks in these and other foreign countries that are the origins of the Company's raw materials could jeopardize or limit its ability to purchase sufficient supplies of cashews and other imported raw materials and may adversely affect the Company's income by increasing the costs of doing business overseas.

Fixed Price Commitments
-----------------------
From time to time, the Company enters into fixed price commitments with its customers. Such commitments represented approximately 15% to 20% of the Company's annual net sales in fiscal 2004, and in many cases are entered into after the Company's cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The Company expects to continue to enter into fixed price commitments with respect to certain of its nut products prior to fixing its acquisition cost in order to maintain customer relationships or when, in management's judgment, market or crop harvest conditions so warrant. To the extent the Company does so, however, these fixed price commitments may result in reduced gross profit margins that have a material adverse effect on the Company's results of operations. The Company's results of operations were adversely affected during the last half of fiscal 2004 as outside purchases of almonds and pecans were required to fulfill obligations under fixed-price contracts.

Inventory Measurement
---------------------
The Company purchases its nut inventories from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of the Company's fiscal year, and receives nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While the Company performs various procedures to confirm the accuracy of its bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations, and such adjustments directly affect earnings. The precise amount of the Company's bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. There can be no assurance that such inventory quantity adjustments will not have a material adverse effect on the Company's results of operations in the future.

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

Public Health Security and Bioterrorism Preparedness and Response Act of 2002
----------------------------------------------------------------------------
The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded in part by passing the Public Health Security and Bioterrorism Preparedness and Response
Act of 2002 (the "Bioterrorism Act"). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services ("HHS") to take action to protect the nation's food supply against the threat of international contamination. The Food and Drug Administration ("FDA"), as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods, (iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. FDA has issued rules in each of these categories, which rules generally took effect on December 12, 2003.
There can be no assurances that the effects of the Bioterrorism Act and the related rules, including any potential disruption in the Company's supply of imported nuts, which represented approximately
33% of the Company's total nut purchases in fiscal 2004, will not have a material adverse effect on the Company's business, financial position or results of operations in the future.

Peanut Shelling Industry Antitrust Investigation
------------------------------------------------
On June 17, 2003, the Company received a subpoena for the production of documents and records from a grand jury in connection with an investigation of a portion of the peanut shelling industry by the Antitrust Division of the United States Department of Justice. The Company believes the investigation relates to procurement pricing practices but, given the early stage of the investigation, it could concern other or additional business practices. The Company has responded to the subpoena and has produced documents to the Department of Justice, and two employees of the Company received subpoenas to appear before the grand jury. The investigation, of which the Company and the employees are subjects, is on-going. The investigation may have a material adverse effect on the Company's business, financial condition and results of operations, and on the peanut shelling industry.


Item 7A -- Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------
The Company is exposed to the impact of changes in interest rates and to commodity prices of raw material purchases. The Company has not entered into any arrangements to hedge against changes in market interest rates, commodity prices or foreign currency fluctuations.

The Company is unable to engage in hedging activity related to commodity prices, since there are no established futures markets for nuts. Approximately 33% of nut purchases for fiscal 2004 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country.

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

The Company's independent auditors, PricewaterhouseCoopers LLP, conduct annual audits of the Company's financial statements in accordance with generally accepted auditing standards, which include the review of internal controls for the purpose of establishing audit scope and the issuance of an opinion on the fairness of such financial statements.

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

/s/ Michael J. Valentine
------------------------
Michael J. Valentine
Executive Vice President Finance, Chief Financial Officer and Secretary



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors
and Stockholders of
John B. Sanfilippo & Son, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiary at June 24, 2004 and June 26, 2003, and the results of their operations and their cash flows for the each of the three years in the period ended June 24, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
August 13, 2004

                     JOHN B. SANFILIPPO & SON, INC.
                       CONSOLIDATED BALANCE SHEETS
                     June 24, 2004 and June 26, 2003
             (dollars in thousands, except per share amounts)


                                               June 24,        June 26,
                                                  2004            2003
                                               --------        --------
ASSETS
CURRENT ASSETS:
     Cash                                      $  2,085        $  2,448
     Accounts receivable, less allowances
      of $1,977 and $1,552                       33,735          29,142
     Inventories                           	127,459    	112,016
     Income taxes receivable                        943             469
     Deferred income taxes                        1,301           1,257
     Prepaid expenses and other
      current assets                              2,103           2,192
                                               --------        --------
       TOTAL CURRENT ASSETS                     167,626         147,524
                                               --------        --------
PROPERTY, PLANT AND EQUIPMENT:
     Land                                         1,863           1,863
     Buildings                                   65,747          61,485
     Machinery and equipment                     97,137          89,980
     Furniture and leasehold improvements         5,435           5,385
     Vehicles                                     3,013           3,185
     Construction in progress                       209           1,057
                                               --------        --------
                                                173,404         162,955
     Less: Accumulated depreciation             104,250          95,838
                                               --------        --------
       TOTAL PROPERTY, PLANT AND EQUIPMENT       69,154          67,117
                                               --------        --------
Cash surrender value of officers' life
 insurance and other assets                       4,396           4,716
Goodwill, less accumulated amortization
 of $1,262                                        1,242           1,242
Brand name, less accumulated amortization
 of $5,219 and $4,792                             2,701           3,128
                                               --------        --------
       TOTAL ASSETS                            $245,119        $223,727
                                               ========        ========

   The accompanying notes are an integral part of these consolidated financial statements.

                     JOHN B. SANFILIPPO & SON, INC.
                       CONSOLIDATED BALANCE SHEETS
                     June 24, 2004 and June 26, 2003
              (dollars in thousands, except per share amounts)


                                               June 24,        June 26,
                                                  2004            2003
                                               --------        --------
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                             $  5,269        $ 29,702
     Current maturities of long-term debt         1,277          10,776
     Accounts payable, including related
      party payables of $502 and $550            16,388          13,658
     Book overdraft                               7,926           5,507
     Accrued payroll and related benefits         9,474           7,440
     Other accrued expenses                       4,438           5,259
                                               --------        --------
       TOTAL CURRENT LIABILITIES                 44,772          72,342
                                               --------        --------
LONG-TERM LIABILITIES:
     Long-term debt, less current maturities     12,620          29,640
     Deferred income taxes                        6,367           2,964
                                               --------        --------
       TOTAL LONG-TERM LIABILITIES               18,987          32,604
                                               --------        --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A Common Stock, convertible to
      Common Stock on a per share basis,
      cumulative voting rights of ten votes
      per share, $.01 par value; 10,000,000
      shares authorized, 2,597,426 and
      3,667,426 shares issued and outstanding        26              37
     Common Stock, noncumulative voting
      rights of one vote per share, $.01 par
      value; 10,000,000 shares authorized,
      8,079,224 and 5,775,564 shares issued
      and outstanding                                81              58
     Capital in excess of par value              98,848          58,911
     Retained earnings                           83,609          60,979
     Treasury stock, at cost; 117,900 shares
      of Common Stock                            (1,204)         (1,204)
                                               --------        --------
       TOTAL STOCKHOLDERS' EQUITY               181,360         118,781
                                               --------        --------
       TOTAL LIABILITIES & STOCKHOLDERS'
        EQUITY                                 $245,119        $223,727
                                               ========        ========

    The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN B. SANFILIPPO & SON, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
      For the years ended June 24, 2004, June 26, 2003 and June 27, 2002
            (dollars in thousands, except for earnings per share)




                              Year Ended       Year Ended        Year Ended
                           June 24, 2004    June 26, 2003     June 27, 2002
                           -------------    -------------     -------------
Net sales                       $520,811         $419,677          $352,799
Cost of sales                    428,967          346,755           294,999
                                --------         --------          --------
Gross profit                      91,844           72,922            57,800
                                --------         --------          --------
Selling expenses                  37,288           33,500            30,533
Administrative expenses           13,492           10,593             9,365
                                --------         --------          --------
Total selling and
 administrative expenses          50,780           44,093            39,898
                                --------         --------          --------
Income from operations            41,064           28,829            17,902
                                --------         --------          --------
Other income (expense):
 Interest expense
   ($775, $842 and $899
   to related parties)            (3,434)          (4,681)           (5,757)
 Debt extinguishment fees           (972)              --                --
 Rental and miscellaneous
   income                            440              486               590
                                --------         --------          --------
Total other expense, net          (3,966)          (4,195)           (5,167)
                                --------         --------          --------
Income before income taxes        37,098           24,634            12,735
Income tax expense                14,468            9,607             5,044
                                --------         --------          --------
Net income                      $ 22,630         $ 15,027          $  7,691
                                ========         ========          ========
Earnings per common share:
   Basic                        $   2.35         $   1.63          $   0.84
                                ========         ========          ========
   Diluted                      $   2.32         $   1.61          $   0.84
Weighted average shares         ========         ========          ========
 outstanding:
   Basic                       9,648,456        9,198,957         9,149,672
                               =========        =========         =========
   Diluted                     9,758,769        9,332,889         9,194,951
                               =========        =========         =========

   The accompanying notes are an integral part of these consolidated financial statements.

                          JOHN B. SANFILIPPO & SON, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the years ended June 24, 2004, June 26, 2003 and June 27, 2002
                             (dollars in thousands)


                              Class A Common Stock     Common Stock
                              --------------------  ------------------  Capital in Excess   Retained   Treasury
                                  Shares    Amount      Shares  Amount      of Par Value    Earnings     Stock      Total
                              ----------    ------  ----------  ------  -----------------   --------   --------   --------

Balance, June 28, 2001         3,687,426       $37   5,579,039     $56          $57,196      $38,261    $(1,204)  $ 94,346
Net income and
 comprehensive income                                                                          7,691                 7,691

Stock option exercises                                   4,900                       23                                 23
                               ---------       ---   ---------     ---          -------      -------    -------   --------
Balance, June 27, 2002         3,687,426       $37   5,583,939     $56          $57,219      $45,952    $(1,204)  $102,060

Net income and
 comprehensive income                                                                         15,027                15,027

Stock option exercises                                 171,625       2            1,173                              1,175

Tax benefit of stock
 option exercises                                                                   519                                519

Conversion of
 Class A Common Stock            (20,000)               20,000                                                          --
                               ---------       ---   ---------     ---          -------      -------    -------   --------
Balance, June 26, 2003         3,667,426       $37   5,775,564     $58          $58,911      $60,979    $(1,204)  $118,781

Net income and
 comprehensive income                                                                         22,630                22,630

Stock option exercises                                  83,660       1              488                                489

Tax benefit of stock
 option exercises                                                                   856                                856

Conversion of
 Class A Common Stock         (1,070,000)      (11)  1,070,000      11                                                  --

Issuance of Common Stock                             1,150,000      11           38,593                             38,604
                               ---------       ---   ---------     ---          -------      -------    -------   --------
Balance, June 24, 2004         2,597,426       $26   8,079,224     $81          $98,848      $83,609    $(1,204)  $181,360
                               =========       ===   =========     ===          =======      =======    =======   ========


      The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN B. SANFILIPPO & SON, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the years ended June 24, 2004, June 26, 2003 and June 27, 2002
                          (dollars in thousands)


                                           Year Ended      Year Ended      Year Ended
                                        June 24, 2004   June 26, 2003   June 27, 2002
                                        -------------   -------------   -------------

Cash flows from operating activities:
  Net income                                $ 22,630        $ 15,027        $  7,691
  Depreciation and amortization               11,190          11,248          10,428
  (Gain) loss on disposition of
    properties                                    24             (14)            (13)
  Deferred income taxes                        3,359            (378)           (123)

  Tax benefit of option exercises                856             519              --
  Change in current assets and
   current liabilities:
    Accounts receivable, net                  (4,593)         (5,009)          2,524
    Inventories                              (15,443)        (12,531)           (918)
    Prepaid expenses and other
     current assets                               89             840          (1,101)
    Accounts payable                           2,730          (4,083)          6,312
    Accrued expenses                           1,213           2,601           1,958
    Income taxes receivable/payable             (474)           (767)          1,178
  Other                                       (1,356)         (1,508)         (2,675)
                                            --------        --------        --------
  Net cash provided by operating
   activities                                 20,225           5,945          25,261
                                            --------        --------        --------
Cash flows from investing activities:
  Purchases of property, plant
   and equipment                              (6,880)         (5,239)         (3,388)
  Facility expansion costs                    (4,269)         (2,687)         (1,171)
  Proceeds from disposition
   of properties                                   1              29              51
                                            --------        --------        --------
  Net cash used in investing activities      (11,148)         (7,897)         (4,508)
                                            --------        --------        --------
Cash flows from financing activities:
  Net (repayments) borrowings on
   notes payable                             (24,433)          6,183         (14,013)
  Principal payments on long-term debt       (26,519)         (5,688)         (5,671)
  Book overdraft                               2,419           1,458            (895)
  Issuance of Common Stock under
   option plans                                  489           1,175              --
  Net proceeds from issuance
   of Common Stock                            38,604              --              --
                                            --------        --------        --------
  Net cash (used in) provided by
   financing activities                       (9,440)          3,128         (20,579)
                                            --------        --------        --------
Net (decrease) increase in cash                 (363)          1,176             174

Cash:
  Beginning of period                          2,448           1,272           1,098
                                            --------        --------        --------
  End of period                             $  2,085        $  2,448        $  1,272
                                            ========        ========        ========

Supplemental disclosures of cash
 flow information:
  Interest paid                             $  3,999        $  4,579        $  5,846
  Income taxes paid                           10,807          10,287           4,062


     The accompanying notes are an integral part of these consolidated financial statements.

                         JOHN B. SANFILIPPO & SON, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)


NOTE 1 -- NATURE OF BUSINESS
----------------------------
John B. Sanfilippo & Son, Inc. is one of the leading processors and marketers of tree nuts and peanuts in the United States. These nuts are sold under a variety of private labels and under the Company's Fisher, Evon's, Flavor Tree, Sunshine Country, Texas Pride and Tom Scott brand names. The Company also markets and distributes, and in most cases manufactures or processes, a diverse product line of food and snack items, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products. The Company has plants located throughout the United States. Revenues are generated from sales to a variety of customers, including several major retailers and the U.S. government which are made on an unsecured basis.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------
Basis of Presentation and Consolidation
---------------------------------------
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. and its wholly owned subsidiary (collectively, "JBSS" or the "Company"). All intercompany balances and transactions have been eliminated. Certain prior years' amounts have been reclassified to conform with the current year's presentation. The Company's fiscal year ends on the last Thursday of June each year and typically consists of fifty-two weeks (four thirteen week quarters). All years presented consist of fifty-two week periods. The fiscal year ending June 30, 2005 will consist of fifty-three weeks.

Management Estimates
--------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for customer deductions, allowances for doubtful accounts and the costing and carrying value of inventories. Actual results could differ from those estimates.

Accounts Receivable
-------------------
Accounts receivable are stated at the amounts charged to customers, less: (i) allowances for doubtful accounts, and (ii) reserves for estimated cash discounts and customer deductions. The allowance for doubtful accounts is calculated by specifically identifying customers that are credit risks. The reserve for estimated cash discounts is based on actual payments. The reserve for customer deductions represents known customer short payments and an estimate of future credit memos that will be issued to customers related to rebates and allowances for marketing and promotions based on historical experience.

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

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are stated at cost. Major improvements that extend the useful life are capitalized and charged to expense through depreciation. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss is recognized currently in operating income. Cost is depreciated using the straight-line method over the following estimated useful lives: buildings -- 30 to 40 years, machinery and equipment -- 5 to 10 years, furniture and leasehold improvements -- 5 to 10 years and vehicles -- 3 to 5 years. Depreciation expense was $8,637, $8,253 and $7,706 for the years ended June 24, 2004, June 26, 2003 and June 27, 2002, respectively.

Certain lease transactions relating to the financing of buildings are accounted for as capital leases, whereby the present value of future rental payments, discounted at the interest rate implicit in the lease, is recorded as a liability. See Note 6. A corresponding amount is capitalized as the cost of the assets and is depreciated on a straight-line basis over the estimated lives of the assets or over the lease terms which range from 20 to 30 years, whichever is shorter. The cost and accumulated depreciation of capitalized assets were $9,520 and $7,855, respectively at June 24, 2004, and $9,520 and $7,444 at June 26, 2003, respectively.

The Company reviews long-lived assets to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable, for example, in connection with the Company's planned facility consolidation project if it proceeds. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets' carrying value. The impairment loss would adjust the carrying value to the assets' fair value. To date the Company has not recorded any impairment charges.

Introductory Funds
------------------
The ability to sell to certain retail customers often requires upfront payments to be made by the Company. Such payments are frequently made pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. The cost of these payments is recorded as an asset and is amortized on a straight-line basis over the term of the contract. The Company expenses payments if no written arrangement exists and amounts are not recoverable in the event of customer cancellation. Total introductory funds included in the other assets and prepaid expenses and other current assets were $1,276 at June 24, 2004 and $2,329 at June 26, 2003. Amortization expense, which is recorded as a reduction in net sales, was $1,820, $2,262 and $1,865 for the years ended June 24, 2004, June 26, 2003 and June 27, 2002, respectively.

Goodwill and Brand Name
-----------------------
The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", effective June 28, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The adoption of SFAS 142 did not have a significant impact on the Company's results of operations as annual goodwill amortization expense was $123 and based upon management's testing, including an independent valuation, no impairment existed at that time.

The Company's recorded assets at June 28, 2002 included both an intangible asset and goodwill. The intangible asset consists of the Fisher brand name that was acquired in 1995. The Company determined that the brand name is of a finite life and is being amortized over a fifteen-year period. Annual amortization expense for each of the next five fiscal years is expected to be approximately $427. Amortization expense was approximately $427, $427 and $502 for the years ended June 24, 2004, June 26, 2003 and June 27, 2002, respectively.

Goodwill represents the excess of the purchase price over the fair value of the net assets in the Company's acquisition of Sunshine Nut Co., Inc. which occurred in 1992. The Company determined that it has no separate reporting units; therefore, the goodwill impairment test is performed using the fair value of the entire Company.

The Company is required to review the carrying value of goodwill for impairment at least annually or if circumstances indicate that the carrying amount of the asset may not be recoverable. If an impairment were determined to exist, any related impairment loss would be calculated based on fair value. Based upon the results of management's impairment testing, no adjustment to the carrying amount of goodwill and the intangible asset is required. As required under SFAS 142, amortization of goodwill has been discontinued.

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

Revenue Recognition
-------------------
The Company recognizes revenue when a persuasive arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. The Company sells its products under various arrangements which include customer contracts which fix the sales price for periods, typically of up to one year, for some industrial customers and through specific programs, consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and food service customers. Revenues are recorded net of rebates and promotion and marketing allowances. While customers do have the right to return products, past experience has demonstrated that product returns have been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances.

Significant Customers
---------------------
The highly competitive nature of the Company's business provides an environment for the loss of customers and the opportunity to gain new customers. Net sales to Wal-Mart Stores, Inc. represented approximately 19%, 17% and 16% of the Company's net sales for the years ended June 24, 2004, June 26, 2003 and June 27, 2002, respectively. Net accounts receivable from Wal-Mart Stores, Inc. were $3,821 and $4,775 at June 24, 2004 and June 26, 2003, respectively.

Promotion and Advertising Costs
-------------------------------
Promotion allowances, customer rebates and marketing allowances are recorded at the time revenue is recognized and are reflected as reductions in sales. Annual volume rebates are estimated based upon projected volumes for the year, while promotion and marketing allowances are recorded based upon terms of the actual arrangements. Coupon incentives have not been significant and are recorded at the time of distribution. The Company expenses the costs of advertising, which include newspaper and other advertising activities, as incurred. Advertising expenses for the years ended June 24, 2004, June 26, 2003 and June 27, 2002 were $1,344, $1,042 and $694, respectively.

Shipping and Handling Costs
---------------------------
Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. For the years ended June 24, 2004, June 26, 2003 and June 27, 2002, shipping and handling costs totaled $16,696, $14,334 and $12,284, respectively.

Income Taxes
------------
The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the Company's financial statements or tax returns. Such items give rise to differences in the financial reporting and tax basis of assets and liabilities. In estimating future tax consequences, the Company considers all expected future events other than changes in tax law or rates.

Segment Reporting
-----------------
The Company operates in a single reportable operating segment by selling various nut products procured and processed in a vertically integrated manner through multiple distribution channels.

Earnings per Share
------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

                                Year Ended       Year Ended       Year Ended
                             June 24, 2004    June 26, 2003    June 27, 2002
                             -------------    -------------    -------------
Weighted average
 shares outstanding - basic      9,648,456        9,198,957        9,149,672

Effect of dilutive
 securities:
  Stock options                    110,313          133,932           45,279
                                 ---------        ---------        ---------
Weighted average shares
 outstanding - diluted           9,758,769        9,332,889        9,194,951
                                 =========        =========        =========

Excluded from the computation of diluted earnings per share were options with exercise prices greater than the average market price of the Common Stock, totaling 7,286, 51,666 and 166,256 for the years ended June 24, 2004, June 26, 2003 and June 27, 2002, respectively. These options had weighted average exercise prices of $18.11, $10.38 and $10.07, respectively.

Stock-Based Compensation
------------------------
The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations using the intrinsic value method, which resulted in no compensation cost for options granted. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") with respect to options granted to employees.

The Company's reported net income and earnings per share would have changed to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, "Accounting for Stock-Based Compensation".

                                   Year Ended      Year Ended      Year Ended
                                June 24, 2004   June 26, 2003   June 27, 2002
                                -------------   -------------   -------------
Reported net income                   $22,630         $15,027          $7,691
Less: Compensation cost
 determined under the fair value
 method                                   251             140              (7)
                                      -------         -------          ------
Pro forma net income                  $22,379         $14,887          $7,696
                                      =======         =======          ======
Basic earnings per common share:
  As reported                           $2.35           $1.63           $0.84
  Pro forma                             $2.32           $1.62           $0.84
Diluted earnings per common share:
  As reported                           $2.32           $1.61           $0.84
  Pro forma                             $2.29           $1.60           $0.84

The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:


                                   Year Ended      Year Ended      Year Ended
                                June 24, 2004   June 26, 2003   June 27, 2002
                                -------------   -------------   -------------

Average risk-free interest rate          3.6%            3.3%            4.3%
Expected dividend yield                  0.0%            0.0%            0.0%
Expected volatility                     35.0%           34.0%           34.0%
Expected life (years)                    5.0             5.0             5.0

The weighted average fair value per option granted was $6.23, $2.52 and $2.13 for the years ended June 24, 2004, June 26, 2003 and June 27, 2002, respectively.

Recent Accounting Pronouncements
--------------------------------
In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" and a revised interpretation of FIN No. 46R in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 became effective during the second quarter of fiscal 2004. The adoption of FIN 46 did not have a significant effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. SFAS 149 became effective during the first quarter of fiscal 2004. The adoption of SFAS 149 did not have any effect on the Company's consolidated financial statements, as the Company does not have any derivative instruments.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have any effect on the Company's consolidated financial statements as the Company does not have any financial instruments within the scope of this pronouncement.

NOTE 3 -- COMMON STOCK OFFERING
-------------------------------
In April 2004, the Company completed an underwritten public offering of an additional 1,150,000 shares of Common Stock at a price of $35.75 per share, or $34.00 per share after the underwriting discount. Total net proceeds to the Company were approximately $38.6 million, after deducting offering costs. The net proceeds were used to prepay long-term debt and to reduce outstanding balances under the Company's bank credit facility. See Notes 5 and 6.

In conjunction with the offering, an equal number of shares were sold by selling stockholders, all of whom are directors and executive officers of the Company or are related to directors and executive officers of the Company. Prior to the offering, 1,070,000 shares of Class A Stock were converted to Common Stock by the selling stockholders for the offering. The selling stockholders also sold 80,000 shares of previously outstanding Common Stock.

In connection with the offering, the holders of Class A Stock entered into an agreement with the Company under which they have waived their right to convert Class A Stock to Common Stock and agreed not to transfer or otherwise dispose of their shares of Class A Stock in a manner that could result in conversion of such shares into Common Stock pursuant to the Company's certificate of incorporation. These agreements were required since the number of authorized shares of Common Stock is currently insufficient to allow for the conversion of all outstanding shares of Class A Stock. These agreements will remain in effect until the Company's certificate of incorporation is amended to increase the number of authorized shares of Common Stock. A proposal to increase the authorized shares of Common Stock has been submitted stockholders for approval at the Company's annual meeting. The holders of Class A Stock hold sufficient votes to approve this proposal.

NOTE 4 -- INVENTORIES
---------------------
Inventories consist of the following:

                                         June 24,      June 26,
                                            2004          2003
                                         --------      --------
     Raw material and supplies           $ 62,256      $ 36,852
     Work-in-process and finished goods    65,203        75,164
                                         --------      --------
     Total                               $127,459      $112,016
                                         ========      ========

NOTE 5 -- NOTES PAYABLE
-----------------------
On March 31, 1998, the Company entered into a new unsecured credit facility, with certain banks, totaling $70,000 (the "Bank Credit Facility"). On May 30, 2003, the Bank Credit Facility was amended to, among other things, increase the total amount available under the facility to $80,000. The Bank Credit Facility, as amended, is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $73,053, in the aggregate, and matures on May 31, 2006, and (ii) a $6,947 standby letter of credit, which matures on June 1, 2006. Borrowings under the working capital revolving loan were $5,269 and $29,702 at June 24, 2004 and June 26, 2003, respectively, and accrue interest at a rate determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank Rate (2.83% at June 24, 2004). The standby letter of credit replaced a prior letter of credit securing certain industrial development bonds that financed the original acquisition, construction, and equipping of the Company's Bainbridge, Georgia facility.

The Bank Credit Facility, as amended, includes certain restrictive covenants that, among other things: (i) require the Company to maintain a minimum tangible net worth; (ii) comply with specified ratios; (iii) limit annual capital expenditures to $12,000; (iv) restrict dividends to the lesser of 25% of net income for the previous fiscal year or $5,000; (v) prohibit the Company from redeeming shares of capital stock; and (vi) require that certain officers and stockholders of the Company, together with their respective family members and certain trusts created for the benefits of their respective children, continue to own shares representing the right to elect a majority of the directors of the Company. As of June 24, 2004, the Company was in compliance with all restrictive covenants, as amended, under the Bank Credit Facility.

NOTE 6 -- LONG-TERM DEBT
------------------------
Long-term debt consists of the following:

                                                       June 24,    June 26,
                                                          2004        2003
                                                       --------    --------
Industrial development bonds, secured by building,
 machinery and equipment with a cost
 aggregating $8,000                                     $ 6,750    $  6,750
Capitalized lease obligations                             5,247       5,786
Series A note payable, interest payable quarterly
 at 8.72%, principal payable in semi-annual
 installments of $200                                        --         600
Series B note payable, interest payable quarterly
 at 9.07%, principal payable in semi-annual
 installments of $300                                        --         900
Series C note payable, interest payable quarterly
 at 9.07%, principal payable in semi-annual
 installments of $200                                        --         600
Series D note payable, interest payable quarterly
 at 9.18%, principal payable in semi-annual
 installments of $150                                        --         450
Series E note payable, interest payable quarterly
 at 7.34%, principal payable in semi-annual
 installments of $400                                        --       1,200
Series F notes payable, interest payable quarterly
 at 9.16%, principal payable in semi-annual
 installments of $475                                        --       2,850
Note payable, interest payable semi-annually at
 8.30%, principal payable in annual installments
 of approximately $1,429                                     --       4,286
Note payable, subordinated, interest payable
 semi-annually at 9.38%, principal payable in annual
 installments of $5,000 beginning on September 1, 2003       --      15,000
Arlington Heights facility, first mortgage,
 principal and interest payable at 8.875%, due in
 monthly installments of $22 through October 1, 2015      1,900       1,994
                                                        -------    --------
                                                         13,897      40,416
Less: Current maturities                                 (1,277)    (10,776)
                                                        -------    --------
Total long-term debt                                    $12,620    $ 29,640
                                                        =======    ========

JBSS financed the construction of a peanut shelling plant with industrial development bonds in 1987. On June 1, 1997, the Company remarketed the bonds, resetting the interest rate at 5.375% through May 2002, and at a market rate to be determined thereafter. On June 1, 2002, the Company remarketed the bonds, resetting the interest rate at 4% through May 2006, and at a market rate to be determined thereafter. On June 1, 2006, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a "best efforts" basis. The agreement requires the Company to redeem the bonds in varying annual installments, ranging from $270 to $780 annually through 2017. The scheduled June 1, 2004 payment of $270 was not made until July
1, 2004, due to an administrative error by the trustee. The Company is also required to redeem the bonds in certain other circumstances, for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option at any time, however, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

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

With proceeds from the Company's stock offering (Note 3), the Company paid $3,150 outstanding under the Long-Term Financing Facility and $12,857 outstanding under the Additional Long-Term Financing on June 2, 2004. Prepayment penalties, including the write-off of unamortized origination fees, of $972 were classified in other expense in the accompanying statement of operations because the prepayment of debt is not considered unusual by the Company and as such these expenses were not considered extraordinary in nature.

Aggregate maturities of long-term debt, excluding capitalized lease obligations, are as follows for the years ending:


            June 30, 2005              $  668
            June 29, 2006               6,298
            June 28, 2007                 123
            June 26, 2008                 134
            June 25, 2009                 147
            Thereafter                  1,280
                                       ------
            Total                      $8,650
                                       ======

The Company leases buildings under capital leases are rented from entities that are owned by certain directors, officers and stockholders of JBSS. Future minimum payments under the leases are summarized as follows for the years ending:


       June 30, 2005                                   $1,308
       June 29, 2006                                    1,308
       June 28, 2007                                    1,308
       June 26, 2008                                    1,308
       June 25, 2009                                    1,308
       Thereafter                                       1,270
                                                       ------
       Total future minimum lease payments              7,810
       Less:  Amount representing interest at a 14.1%
        weighted average effective rate                 2,563
                                                       ------
       Present value of minimum lease payments         $5,247
                                                       ======

NOTE 7 -- INCOME TAXES
----------------------
The provision for income taxes for the years ended June 24, 2004, June 26, 2003 and June 27, 2002 are as follows:

                                       June 24,   June 26,   June 27,
                                          2004       2003       2002
                                       --------   --------   --------
    Current                             $11,109     $9,985     $5,167
    Deferred                              3,359       (378)      (123)
                                        -------     ------     ------
    Total provision for income taxes    $14,468     $9,607     $5,044
                                        =======     ======     ======

The reconciliations of income taxes at the statutory federal income tax rate to income taxes reported in the statements of operations for the years ended June 24, 2004, June 26, 2003 and June 27, 2002 are as follows:

                                       June 24,   June 26,   June 27,
                                          2004       2003       2002
                                       --------   --------   --------
    Federal statutory income tax rate     35.0%      35.0%      35.0%
    State income taxes, net of
     federal benefit                       4.8        4.8        5.0
    Surtax exemption                        --         --       (0.8)
    Nondeductible items                     --         --        0.6
    Other                                 (0.8)      (0.8)      (0.2)
                                          ----       ----       ----
    Effective tax rate                    39.0%      39.0%      39.6%
                                          ====       ====       ====


The deferred tax assets and liabilities are comprised of the following:


                                   June 24, 2004          June 26, 2003
                                ------------------     ------------------
                                 Asset   Liability      Asset   Liability
                                ------   ---------     ------   ---------
  Current:
    Allowance for doubtful
     accounts                   $  330      $   --     $  236      $   --
    Employee compensation          455          --        754          --
    Other                          516          --        267          --
                                ------      ------     ------      ------
  Total current                 $1,301      $   --     $1,257      $   --
                                ------      ------     ------      ------
  Long-term:
    Depreciation                $   --      $8,380     $   --      $5,054
  Capitalized leases             1,418          --      1,503          --
  Other                            595          --        587          --
                                ------      ------     ------      ------
  Total long-term               $2,013      $8,380     $2,090      $5,054
                                ------      ------     ------      ------
  Total                         $3,314      $8,380     $3,347      $5,054
                                ======      =======    ======      ======

NOTE 8 -- COMMITMENTS AND CONTINGENCIES
---------------------------------------
Operating Leases
----------------
The Company leases buildings and certain equipment pursuant to agreements accounted for as operating leases. Rent expense under these operating leases aggregated $1,319, $730 and $598 for the years ended June 24, 2004, June 26, 2003 and June 27, 2002, respectively. Aggregate non-cancelable lease commitments under these operating leases are as follows for the years ending:


                    June 30, 2005        $1,459
                    June 29, 2006         1,092
                    June 28, 2007           304
                    June 26, 2008           205
                    June 25, 2009            65
                    Thereafter                2
                                         ------
                                         $3,127
                                         ======

Litigation
----------
On June 17, 2003, the Company received a subpoena for the production of documents and records from a grand jury in connection with an investigation of a portion of the peanut shelling industry by the Antitrust Division of the United States Department of Justice. The Company believes the investigation relates to procurement pricing practices but, given the early stage of the investigation, it could concern other or additional business practices. The Company has responded to the subpoena and has produced documents to the Department of Justice, and two employees of the Company received subpoenas to appear before the grand jury. The investigation, of which the Company and the employees are subjects, is on-going. The investigation may have a material adverse effect on the Company's business, financial condition and results of operations, and on the peanut shelling industry.

Development Agreement
---------------------
The Company and certain partnerships controlled by executive officers and directors of the Company have entered into a Development Agreement with the City of Elgin, Illinois for the development and purchase of the land where a new facility would be constructed. The Development Agreement is subject to certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company has paid a $450 thousand deposit to the State of Illinois in connection with the purchase of this land.


The Company is also a party to various lawsuits, proceedings and other matters arising out of the conduct of its business. It is management's opinion that the ultimate resolution of these matters will not have a significant effect upon the business, financial condition or results of operations of the Company.

NOTE 9 -- STOCKHOLDERS' EQUITY
------------------------------
The Company's Class A Common Stock, $.01 par value (the "Class A Stock"), has cumulative voting rights with respect to the election of those directors which the holders of Class A Stock are entitled to elect, and 10 votes per share on all other matters on which holders of the Company's Class A Stock and Common Stock are entitled to vote. In addition, each share of Class A Stock is convertible at the option of the holder at any time into one share of Common Stock and automatically converts into one share of Common Stock upon any sale or transfer other than to related individuals. Each share of the Company's Common Stock, $.01 par value (the "Common Stock") has noncumulative voting rights of one vote per share. The Class A Stock and the Common Stock are entitled to share equally, on a share-for-share basis, in any cash dividends declared by the Board of Directors, and the holders of the Common Stock are entitled to elect 25% of the members comprising the Board of Directors.

NOTE 10 -- STOCK OPTION PLANS
-----------------------------
At the Company's annual meeting of stockholders on October 28, 1998, the Company's stockholders approved a new stock option plan (the "1998 Equity Incentive Plan"). Pursuant to the terms of the 1998 Equity Incentive Plan, qualified and non-qualified options to purchase up to 700,000 shares of Common Stock could be awarded to certain key employees and "outside directors" (i.e. directors who are not employees of the Company or any of its subsidiaries). The exercise price of the options will be determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant, with the exception of nonqualified stock options which can have an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant.
All of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Code. At June 24, 2004, options to purchase 7,000 shares of Common Stock were outstanding under plans that existed prior to the adoption of the 1998 Equity Incentive Plan. Options under these plans are subject to provisions substantially the same as those in the 1998 Equity Incentive Plan. At June 24, 2004, there were 293,500 options available for distribution under the 1998 Equity Incentive Plan.

The following is a summary of activity under the Company's stock option plans:

                                          Number of    Weighted Average
                                             Shares      Exercise Price
                                          ---------    ----------------
    Outstanding at June 28, 2001            432,250              $ 4.38
    Granted                                   8,000              $ 5.68
    Exercised                                (4,900)             $ 4.76
    Canceled                               (140,700)             $10.94
                                           --------
    Outstanding at June 27, 2002            294,650              $ 6.39
    Granted                                 144,500              $ 7.08
    Exercised                              (171,625)             $ 6.70
    Canceled                                (13,750)             $10.73
                                           --------
    Outstanding at June 26, 2003            253,775              $ 6.33
    Granted                                 100,500              $16.89
    Exercised                               (83,660)             $ 6.01
    Canceled                                 (7,300)             $ 8.67
                                           --------
    Outstanding at June 24, 2004            263,315              $10.41
                                            =======
    Options exercisable at June 24, 2004     53,440              $ 5.33

    Options exercisable at June 26, 2003     72,275              $ 5.86

    Options exercisable at June 27, 2002    214,775              $ 7.14


Exercise prices for options outstanding as of June 24, 2004 ranged from $3.44 to $32.30. The weighted average remaining contractual life of those options is 8.0 years. The options outstanding at June 24, 2004 may be segregated into two ranges, as is shown in the following:

                                    Option Price Per       Option Price Per
                                         Share Range            Share Range
                                      $3.44 - $10.50        $16.42 - $32.30
                                    ----------------       ----------------
Number of options                            161,315                102,000
Weighted-average exercise price                $6.30                 $16.90
Weighted-average remaining
 life (years)                                    7.3                    9.2
Number of options exercisable                 53,065                    375
Weighted average exercise price
 for exercisable options                       $5.24                 $17.51

NOTE 11 -- EMPLOYEE BENEFIT PLANS
---------------------------------
JBSS maintains a contributory plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements. The Company contributes 50% of the amount contributed by each employee up to certain maximums specified in the plan. Total Company contributions to the 401(k) plan were $640, $535 and $451 for the years ended June 24, 2004, June 26, 2003 and June 27, 2002, respectively.

JBSS contributed $89, $99 and $90 for the years ended June 24, 2004, June 26, 2003 and June 27, 2002, respectively, to multi-employer union-sponsored pension plans. JBSS is presently unable to determine its respective share of either accumulated plan benefits or net assets available for benefits under the union plans.

NOTE 12 -- TRANSACTIONS WITH RELATED PARTIES
--------------------------------------------
In addition to the related party transactions described in Notes 6 and 8, JBSS also entered into transactions with the following related parties:

Purchases
---------
JBSS purchases materials and manufacturing equipment from a company that is 51% owned by the wife of the Company's Chairman of the Board and Chief Executive Officer. The five children of the Company's Chairman of the Board and Chief Executive Officer own the balance of the entity either directly or as equal beneficiaries of a trust. Two of the children are officers and directors of the Company. Purchases aggregated $8,715, $7,170 and $6,491 for the years ended June 24, 2004, June 26, 2003 and June 27, 2002, respectively. Accounts payable aggregated $471 and $516 at June 24, 2004 and June 26, 2003, respectively. In addition, JBSS previously leased office and warehouse space to the entity. Rental income from the entity aggregated $79 for the year ended June 27, 2002.

JBSS purchases materials from a company that is 33% owned by an individual related to the Company's Chairman of the Board and Chief Executive Officer. Material purchases aggregated $501, $473 and $402 for the years ended June 24, 2004, June 26, 2003 and June 27, 2002, respectively. Accounts payable aggregated $4 and $7 at June 24, 2004 and June 26, 2003, respectively.

JBSS purchases supplies from a company that is 33% owned by an individual related to the Company's Chairman of the Board and Chief Executive Officer. Supply purchases aggregated $305, $472 and $408 for the years ended June 24, 2004, June 26, 2003 and June 27, 2002, respectively. Accounts payable aggregated $27 and $27 at June 24, 2004 and June 26, 2003, respectively.

Product Purchases and Sales
---------------------------
JBSS previously purchased materials from and sold products to a company that was owned 33% by the Company's Chairman of the Board and Chief Executive Officer. Material purchases aggregated $526 for the year ended June 27, 2002. The Company sold products to the same company aggregating $831 for the year ended June 27, 2002.

NOTE 13 -- DISTRIBUTION CHANNEL AND PRODUCT TYPE SALES MIX
----------------------------------------------------------
The Company operates in a single reportable operating segment through which it sells various nut products through multiple distribution channels.

The following summarizes net sales by distribution channel.

                                Year Ended      Year Ended      Year Ended
    Distribution Channel     June 24, 2004   June 26, 2003   June 27, 2002
    --------------------     -------------   -------------   -------------
    Consumer                      $289,586        $237,767        $200,731
    Industrial                     110,813          86,176          72,326
    Food Service                    48,969          36,755          38,057
    Contract Packaging              33,074          26,195          22,703
    Export                          38,369          32,784          18,983
                                  --------        --------        --------
    Total                         $520,811        $419,677        $352,800
                                  ========        ========        ========

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types.


                                Year Ended      Year Ended      Year Ended
   Product Type              June 24, 2004   June 26, 2003   June 27, 2002
   ------------              -------------   -------------   -------------
   Peanuts                           25.2%           25.3%           27.8%
   Pecans                            20.1            17.7            18.8
   Cashews & Mixed Nuts              22.5            24.1            21.4
   Walnuts                            9.9            10.9            11.7
   Almonds                           12.1            10.1             7.7
   Other                             10.2            11.9            12.6
                                    -----           -----           -----
   Total                            100.0%          100.0%          100.0%
                                    =====           =====           =====

NOTE 14 -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
---------------------------------------------------------
The following table details the activity in the allowances and reserves for accounts receivable:

                                  Balance at
                                  Beginning                               Balance at
Description                       of Period   Additions   Deductions   End of Period
-------------------------------   ----------  ---------   ----------   -------------
June 24, 2004
-------------
Allowance for doubtful accounts       $  591     $   277    $   (218)       $  650
Reserve for cash discounts               140       5,568      (5,513)          195
Reserve for customer deductions          821       7,285      (6,974)        1,132
                                      ------     -------    ---------       ------
Total                                 $1,552     $13,130    $(12,705)       $1,977
                                      ======     =======    =========       ======
June 26, 2003
-------------
Allowance for doubtful accounts       $  511     $   314    $   (234)       $  591
Reserve for cash discounts               109       4,516      (4,485)          140
Reserve for customer deductions          786       7,355      (7,320)          821
                                      ------     -------    ---------       ------
Total                                 $1,406     $12,185    $(12,039)       $1,552
                                      ======     =======    =========       ======

June 27, 2002
-------------
Allowance for doubtful accounts       $  390     $   155    $    (34)       $  511
Reserve for cash discounts               109       3,928      (3,928)          109
Reserve for customer deductions          894       5,169      (5,277)          786
                                      ------     -------    ---------       ------
Total                                 $1,393     $ 9,252    $ (9,239)       $1,406
                                      ======     =======    =========       ======



NOTE 15 -- SUPPLEMENTARY QUARTERLY DATA (Unaudited)
---------------------------------------------------
The following unaudited quarterly consolidated financial data are presented for fiscal 2004 and fiscal 2003. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.


                                        First     Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                     --------   --------   --------   --------
Year Ended June 24, 2004:
  Net sales                          $124,762   $171,392   $100,162   $124,495
  Gross profit                         25,417     32,920     14,474     19,033
  Income from operations               12,620     17,864      3,385      7,195
  Net income                            7,163     10,448      1,556      3,463
  Basic earnings per common share    $   0.77   $   1.12   $   0.17   $   0.33
  Diluted earnings per common share  $   0.76   $   1.09   $   0.16       0.32

Year Ended June 26, 2003:
  Net sales                          $ 95,327   $138,107   $ 86,951   $ 99,292
  Gross profit                         13,558     26,657     15,647     17,060
  Income from operations                3,818     14,483      3,652      6,876
  Net income                            1,678      8,243      1,573      3,533
  Basic earnings per common share    $   0.18   $   0.90   $   0.17   $   0.38
  Diluted earnings per common share  $   0.18   $   0.89  $    0.17   $   0.37

Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
---------------------------------------------------------------------
There were no disagreements on any matters of accounting principles or financial statement disclosure with the Company's independent accountants during the year ended June 24, 2004, the year ended June 26, 2003 or the year ended June 27, 2002.

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

                                PART III
                                --------

Item 10 -- Directors and Executive Officers of the Registrant
-------------------------------------------------------------
The Sections entitled "Nominees for Election by The Holders of Common Stock," "Nominees for Election by The Holders of Class A Stock" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the 2004 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Information relating to the executive officers of the Company is included immediately after Part I of this Report. The Company has adopted a Code of Ethics applicable to the principal executive, financial and accounting officers ("Code of Ethics") and a separate Code of Conduct applicable to all employees and directors generally ("Code of Conduct"). The Code of Ethics and Code of Conduct are available on the Company's website at www.jbssinc.com.

Item 11 -- Executive Compensation
---------------------------------
The Sections entitled "Compensation of Directors and Executive
Officers", "Committees and Meetings of the Board of Directors" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" of the Company's Proxy Statement for the 2004 Annual Meeting are incorporated herein by reference.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------
The Section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for the 2004 Annual Meeting is incorporated herein by reference.

Item 13 -- Certain Relationships and Related Transactions
---------------------------------------------------------
The Sections entitled "Executive Compensation" and "Compensation
Committee Interlocks, Insider Participation and Certain Transactions" of the Company's Proxy Statement for the 2004 Annual Meeting are incorporated herein by reference.

Item 14 -- Principal Accountant Fees and Services
-------------------------------------------------
The information under the proposal entitled "Ratify Appointment of PricewaterhouseCoopers LLP as Independent Auditors" of the Company's Proxy Statement for the 2004 Annual Meeting is incorporated herein by reference.

                                 PART IV
                                 -------
Item 15 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------
    (a)(1)   Financial Statements
    -----------------------------
The following financial statements of the Company are included in Part
II, Item 8 of this Report:

     Report of Independent Registered Public Accounting Firm
     Consolidated Statements of Operations for the Year Ended June 24,
       2004, the Year Ended June 26, 2003 and the Year Ended June 27, 2002 Consolidated Balance Sheets as of June 24, 2004 and June 26, 2003 Consolidated Statements of Stockholders' Equity for the Year
       Ended June 24, 2004, the Year Ended June 26, 2003 and the Year Ended June 27, 2002
     Consolidated Statements of Cash Flows for the Year Ended June 24,
       2004, the Year Ended June 26, 2002 and the Year Ended June 27, 2002 Notes to Consolidated Financial Statements

       (2)  Financial Statement Schedules
       ----------------------------------
        All schedules are omitted because they are not applicable or the required information is shown in the Consolidated
         Financial Statements or Notes thereto.

       (3)  Exhibits
       -------------
       The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the signature page and immediately precedes the exhibits filed.

    (b)      Reports on Form 8-K
    ----------------------------
     On April 22, 2004, the Company filed a Current Report on Form 8-K, dated April 22, 2004, announcing quarterly financial results.

    (c)      Exhibits
    -----------------
     See Item 15(a)(3) above.

    (d)      Financial Statement Schedules
    --------------------------------------
     See Item 15(a)(2) above.

                                SIGNATURES
                                ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JOHN B. SANFILIPPO & SON, INC.

Date:  September 2, 2004                By: /s/ JASPER B. SANFILIPPO
                                        ----------------------------
					Jasper B. Sanfilippo
					Chairman of the Board
					and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   Name                                  Title                      Date
-------------------------       ----------------------------- -----------------
/s/ Jasper B. Sanfilippo        Chairman of the Board and     September 2, 2004
------------------------        Chief Executive Officer and
Jasper B. Sanfilippo            Director (Principal
                                Executive Officer)

/s/ Michael J. Valentine        Executive Vice President      September 2, 2004
------------------------        Finance, Chief Financial
Michael J. Valentine            Officer and Secretary and
                                Director (Principal
                                Financial Officer)

/s/ William R. Pokrajac         Vice President of Finance     September 2, 2004
-----------------------         (Principal Accounting
                                Officer)
William R. Pokrajac

/s/ Mathias A. Valentine        Director                      September 2, 2004
------------------------
Mathias A. Valentine

/s/ Jim Edgar                   Director                      September 2, 2004
-------------
Jim Edgar

/s/ John W.A. Buyers            Director                      September 2, 2004
--------------------
John W.A. Buyers

/s/ Timothy R. Donovan          Director                      September 2, 2004
----------------------
Timothy R. Donovan

/s/ Jeffrey T. Sanfilippo       Director                      September 2, 2004
-------------------------
Jeffrey T. Sanfilippo

/s/ Jasper B. Sanfilippo, Jr.   Director                      September 2, 2004
-----------------------------
Jasper B. Sanfilippo, Jr.

                      JOHN B. SANFILIPPO & SON, INC.
                             EXHIBIT INDEX
                 (Pursuant to Item 601 of Regulation S-K)


Exhibit
Number     Description
--------   ------------------------------------------------------------------
   1 Underwriting Agreement dated as of March 23, 2004, by and among the Registrant, the selling stockholders named therein and the underwriters named therein, filed herewith

   2       Not applicable

   3.1     Restated Certificate of Incorporation of Registrant(2)

   3.2     Certificate of Correction to Restated Certificate(2)

   3.3     Bylaws of Registrant(1)

   4.1     Specimen Common Stock Certificate(3)

   4.2     Specimen Class A Common Stock Certificate(3)

   5-9     Not applicable

  10.1 Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

  10.2 Industrial Building Lease (the "Touhy Avenue Lease") dated November 1, 1985 between the Registrant and LNB, as Trustee under Trust Agreement dated September 20, 1966 and known as Trust
           No. 34837(6)

  10.3     First Amendment to the Touhy Avenue Lease dated June 1, 1987(6)

  10.4     Second Amendment to the Touhy Avenue Lease dated December
           14, 1990(6)

  10.5     Third Amendment to the Touhy Avenue Lease dated September 1, 1991(9)

  10.6 Mortgage, Assignment of Rents and Security Agreement made on September 29, 1992 by LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk Grove Village, Illinois(5)

  10.7 Industrial Building Lease dated June 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated February 7, 1979 and known as Trust No. 100628(1)

  10.8 First Amendment to Industrial Building Lease dated September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(5)

  10.9 Second Amendment to Industrial Building Lease dated March 3, 1995 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February
           7, 1979 and known as Trust Number 100628(7)

  10.10 Third Amendment to Industrial Building Lease dated August 15, 1998 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February
           7, 1979 and known as Trust Number 100628(11)

  10.11 Ground Lease dated January 1, 1995 between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(7)

  10.12 Party Wall Agreement, dated March 3, 1995 between the Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628, and the Arthur/Busse Limited Partnership(7)

  10.13 Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

 *10.14 Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

 *10.15    The Registrant's 1991 Stock Option Plan(1)

 *10.16    First Amendment to the Registrant's 1991 Stock Option Plan(4)

  10.17 Outsource Agreement between the Registrant and Preferred Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT REQUESTED](7)

  10.18 Letter Agreement between the Registrant and Preferred Products, Inc.dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](7)

 *10.19    The Registrant's 1995 Equity Incentive Plan(8)

  10.20 Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(9)

  10.21 First Mortgage and Security Agreement (the "ILIC Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois(9)

  10.22 Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(9)

  10.23 Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(9)

  10.24 Credit Agreement dated as of March 31, 1998 among the Registrant, Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA"), and LNB(10)

 *10.25    The Registrant's 1998 Equity Incentive Plan(12)

 *10.26    First Amendment to the Registrant's 1998 Equity Incentive Plan(14)

  10.27 Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A.("STB") (replacing KNA)(13)

  10.28 Third Amendment to Credit Agreement dated May 20, 2002 by and among the Registrant, JBSI, USB as Agent, LNB and STB(15)

  10.29 Fourth Amendment to Credit Agreement dated May 30, 2003 by and among the Registrant, JBSI, USB as Agent, LNB and STB(16)

  10.30 Revolving Credit Note in the principal amount of $40.0 million executed by the Registrant and JBSI in favor of USB, dated as of May 30, 2003(16)

  10.31 Revolving Credit Note in the principal amount of approximately $22.9 million executed by the Registrant and JBSI in favor of STB, dated as of May 30, 2003(16)

  10.32 Revolving Credit Note in the principal amount of approximately $17.1 million executed by the Registrant and JBSI in favor of LSB, dated as of May 30, 2003(16)

  10.33 Industrial Building Lease between the Registrant and Cabot Acquisition, LLC dated April 18, 2003(18)

 *10.34 Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(17)

 *10.35 Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(17)

  10.36 Request for Waiver and Restriction on Transfer, dated January 22, 2004, by and between the Registrant and each holder of the Registrant's Class A Common Stock(18)

  10.37 Letter Agreement, dated January 21, 2004, by and between the Registrant and Mathias A. Valentine(18)

  10.38 Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the Michael J. Valentine Trust(18)

  10.39 Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the James Valentine Trust(18)

  10.40 Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the Mary Jo Carroll Trust(18)

  10.41 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the John E. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(18)

  10.42 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the James J. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(18)

  10.43 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Jeffrey T. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(18)

  10.44 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Lisa Sanfilippo Irrevocable Trust Agreement Dated 1/21/93(18)

  10.45 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Jasper B. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(18)

  10.46    Amendment, dated February 12, 2004, to Amended and Restated John
           B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(18)

  10.47    Amendment, dated February 12, 2004, to Amended and Restated John
           B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(18)

  10.48 Development Agreement dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, John B. Sanfilippo & Son, Inc., a Delaware corporation, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300
           East Touhy Avenue Limited Partnership, an Illinois limited partnership, filed herewith.

  10.49 Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin, filed herewith.

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

(5)	Incorporated by reference to the Registrant's Current Report on
Form 8-K dated September 29, 1992 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant's Annual Report on
Form 10-K for the fiscal year ended December 31, 1993 (Commission
File No. 0-19681).

(7)	Incorporated by reference to the Registrant's Annual Report on
Form 10-K for the fiscal year ended December 31, 1994 (Commission
File No. 0-19681).

(8)	Incorporated by reference to the Registrant's Quarterly Report on
Form 10-Q for the first quarter ended March 30, 1995 (Commission
File No. 0-19681).

(9)	Incorporated by reference to the Registrant's Quarterly Report on
Form 10-Q for the third quarter ended September 28, 1995
(Commission File No. 0-19681).

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended March 26, 1998
(Commission File No. 0-19681).

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

(18) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Amendment No. 2), Registration No. 333-
112221, as filed with the Commission on March 10, 2004.


* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).