Form 10-Q
period 2004-09-23
SANFILIPPO JOHN B & SON INC
filed 2004-10-29
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                     ----------------------------------

                               FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the quarterly period ended September 23, 2004

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

    Indicate by check mark whether the registrant is an accelerated
filer (as defined in Exchange Act Rule 12b-2).  Yes [ X ]   No [  ].

As of October 29, 2004, 7,963,824 shares of the Registrant's Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 2,597,426 shares of the Registrant's Class A Common Stock, $0.01 par value per share, were outstanding.

                     JOHN B. SANFILIPPO & SON, INC.
                     ------------------------------
                          INDEX TO FORM 10-Q
                          ------------------

PART I.  FINANCIAL INFORMATION                                PAGE NO.
------------------------------                                --------

Item 1 -- Consolidated Financial Statements (Unaudited):

Consolidated Statements of Operations for the quarters
 ended September 23, 2004 and September 25, 2003                   3

Consolidated Balance Sheets as of September 23, 2004
 and June 24, 2004                                                 4

Consolidated Statements of Cash Flows for the quarters
 ended September 23, 2004 and September 25, 2003                   5

Notes to Consolidated Financial Statements                         6

Item 2 -- Management's Discussion and Analysis of
 Financial Condition and Results of Operations                     9

Item 3 -- Quantitative and Qualitative Disclosures
 About Market Risk                                                20

Item 4 -- Controls and Procedures                                 20


PART II.  OTHER INFORMATION
---------------------------
Item 6 -- Exhibits and Reports on Form 8-K                        21

SIGNATURE                                                         22
---------

EXHIBIT INDEX                                                     23
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



                                               For the Quarter Ended
                                      ---------------------------------------
                                      September 23, 2004   September 25, 2003
                                      ------------------   ------------------
Net sales                                    $134,645            $124,762
Cost of sales                                 117,719              99,345
                                             --------            --------
Gross profit                                   16,926              25,417
                                             --------            --------
Operating expenses:
  Selling expenses                              9,848               8,955
  Administrative expenses                       2,753               3,842
                                             --------            --------
Total operating expenses                       12,601              12,797
                                             --------            --------
Income from operations                          4,325              12,620
                                             --------            --------
Other income (expense):
  Interest expense ($182 and $200
   to related parties)                           (311)               (995)
  Rental and miscellaneous income                 176                 117
                                             --------            --------
Total other expense, net                         (135)               (878)
                                             --------            --------
Income before income taxes                      4,190              11,742
Income tax expense                              1,634               4.579
                                             --------            --------
Net income                                   $  2,556            $  7,163
                                             ========            ========

Basic earnings per common share              $   0.24            $   0.77
                                             ========            ========
Diluted earnings per common share            $   0.24            $   0.76
                                             ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   JOHN B. SANFILIPPO & SON, INC.
                   ------------------------------
                     CONSOLIDATED BALANCE SHEETS
                     ---------------------------
                       (Dollars in thousands)


                                             (Unaudited)
                                         September 23, 2004    June 24, 2004
                                         ------------------    -------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                     $ 15,146           $  2,085
  Accounts receivable, less allowances
   of $2,622 and $1,977, respectively             41,865             33,735
  Inventories                                    134,566            127,459
  Income taxes receivable                             --                943
  Deferred income taxes                            1,259              1,301
  Prepaid expenses and other current assets        2,307              2,103
                                                --------           --------
    TOTAL CURRENT ASSETS                         195,143            167,626
                                                --------           --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                             1,863              1,863
  Buildings                                       65,931             65,747
  Machinery and equipment                         98,857             97,137
  Furniture and leasehold improvements             5,435              5,435
  Vehicles                                         3,101              3,013
  Construction in progress                           281                209
                                                --------           --------
                                                 175,468            173,404
  Less:  Accumulated depreciation                106,305            104,250
                                                --------           --------
    TOTAL PROPERTY, PLANT AND EQUIPMENT           69,163             69,154
                                                --------           --------
Cash surrender value of officers' life
 insurance and other assets                        4,247              4,396
Goodwill                                           1,242              1,242
Brand name                                         2,595              2,701
                                                --------           --------
    TOTAL ASSETS                                $272,390           $245,119
                                                ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable                                 $     --           $  5,269
  Current maturities of long-term debt             1,030              1,277
  Accounts payable ($623 and $502 to
   related parties)                               47,259             16,388
  Book overdraft                                  10,052              7,926
  Accrued payroll and related benefits             6,279              9,474
  Other accrued expenses                           4,546              4,438
  Income taxes payable                               462                 --
                                                --------           --------
    TOTAL CURRENT LIABILITIES                     69,628             44,772
                                                --------           --------
LONG-TERM LIABILITIES:
  Long-term debt, less current maturities         12,426             12,620
  Deferred income taxes                            6,374              6,367
                                                --------           --------
    TOTAL LONG-TERM LIABILITIES                   18,800             18,987
                                                --------           --------
STOCKHOLDERS' EQUITY:
  Class A Common Stock, convertible to Common
   Stock on a per share basis, cumulative
   voting rights of ten votes per share,
   $.01 par value; 10,000,000 shares
   authorized, 2,597,426 shares issued
   and outstanding                                    26                 26
  Common Stock, non-cumulative voting rights
   of one vote per share, $.01 par value;
   10,000,000 shares authorized, 8,081,724
   and 8,079,224 shares issued and
   outstanding, respectively                          81                 81
  Capital in excess of par value                  98,894             98,848
  Retained earnings                               86,165             83,609
  Treasury stock, at cost; 117,900 shares         (1,204)            (1,204)
                                                --------           --------
    TOTAL STOCKHOLDERS' EQUITY                   183,962            181,360
                                                --------           --------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $272,390           $245,119
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

                                                For the Quarter Ended
                                       ----------------------------------------
                                       September 23, 2004    September 25, 2003
                                       ------------------    ------------------
Cash flows from operating activities:
  Net income                                    $ 2,556              $  7,163
  Adjustments:
   Depreciation and amortization                  2,727                 2,681
   Gain on disposition of properties                (11)                   --
   Deferred income taxes                             49                    --
   Tax benefit of option exercises                   16                    39
   Change in current assets and
    current liabilities:
     Accounts receivable, net                    (8,130)              (13,722)
     Inventories                                 (7,107)                6,315
     Prepaid expenses and other
      current assets                               (204)                  (93)
     Accounts payable                            30,871                19,368
     Accrued expenses                            (3,087)                 (575)
     Income taxes receivable/payable              1,405                 4,319
   Other                                           (372)                 (177)
                                                -------              --------
   Net cash provided by operating activities     18,713                25,318
                                                -------              --------
Cash flows from investing activities:
  Purchases of plant, property and equipment     (2,025)               (1,600)
  Facility expansion costs                          (84)               (1,865)
  Proceeds from disposition of properties            11                    --
                                                -------              --------
  Net cash used in investing activities          (2,098)               (3,465)
                                                -------              --------
Cash flows from financing activities:
  Net borrowings on notes payable                (5,269)              (18,813)
  Principal payments on long-term debt             (441)               (7,680)
  Book overdraft                                  2,126                 5,339
  Issuance of Common Stock under option plans        30                    26
                                                -------              --------
  Net cash used in financing activities          (3,554)              (21,128)
                                                -------              --------
Net increase in cash and cash equivalents        13,061                   725
Cash and cash equivalents:
    Beginning of period                           2,085                 2,448
                                                -------              --------
    End of period                               $15,146              $  3,173
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


Note 1 -- Basis of Presentation
-------------------------------
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBS International, Inc. (collectively, the "Company"). Certain prior year's amounts have been reclassified to conform with the current year's presentation. The Company's fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters), but the current fiscal year ending June 30, 2005 will consist of fifty-three weeks, with the fourth quarter containing fourteen weeks.

The unaudited financial statements included herein have been prepared by the Company. In the opinion of the Company's management, these statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The data presented on the balance sheet for the fiscal year ended June 24, 2004 were derived from audited financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report filed on Form 10-K for the year ended June 24, 2004.

Note 2 -- Inventories
---------------------
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

                                         September 23,   June 24,
                                                 2004       2004
                                         -------------   --------
   Raw material and supplies                 $ 51,010    $ 62,256
   Work-in-process and finished goods          83,556      65,203
                                             --------    --------
                                             $134,566    $127,459
                                             ========    ========

Note 3 -- Earnings Per Common Share
-----------------------------------
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

                                                Quarter Ended
                                  ---------------------------------------
                                  September 23, 2004   September 25, 2003
                                  ------------------   ------------------
  Weighted average shares
   outstanding - basic                  10,559,224            9,328,884
  Effect of dilutive securities:
   Stock options                           159,263              151,397
                                        ----------            ---------
  Weighted average shares
   outstanding - diluted                10,718,487            9,480,281
                                        ==========            =========

Excluded from the computation of diluted earnings per share were options with exercise prices greater than the average market price of the Common Stock, totaling 3,000 and 26,143 for the quarters ended September 23, 2004 and September 25, 2003, respectively. These options had weighted average exercise prices of $32.30 and $16.48, respectively.

Note 4 -- Stock Option Plans
----------------------------
The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations using the intrinsic value method, which has resulted in no compensation cost for options granted. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") with respect to options granted to employees.

The Company's reported net income and earnings per share would have changed to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, "Accounting for Stock-Based Compensation".

                                                Quarter Ended
                                  ---------------------------------------
                                  September 23, 2004   September 25, 2003
                                  ------------------   ------------------
  Reported net income                      $2,556              $7,163
  Less: Compensation cost
   determined under the fair value
   method                                      63                  63
                                           ------              ------
  Pro forma net income                     $2,493              $7,100
                                           ======              ======
  Basic earnings per common share:
    As reported                             $0.24               $0.77
    Pro forma                               $0.24               $0.76
  Ddiluted earnings per common share:
    As reported                             $0.24               $0.76
  Pro forma                                 $0.23               $0.75

Note 5 -- Distribution Channel and Product Type Sales Mix
---------------------------------------------------------
The Company operates in a single reportable segment through which it sells various nut products through multiple distribution channels.

The following summarizes net sales by distribution channel.

                                                Quarter Ended
                                  ---------------------------------------
  Distribution Channel            September 23, 2004   September 25, 2003
  --------------------            ------------------   ------------------
  Consumer                                $ 70,708             $ 73,340
  Industrial                                30,264               24,754
  Food Service                              14,083               11,391
  Contract Packaging                        10,523                6,967
  Export                                     9,067                8,310
                                          --------             --------
  Total                                   $134,645             $124,762
                                          ========             ========

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

                                                Quarter Ended
                                  ---------------------------------------
  Product Type                    September 23, 2004   September 25, 2003
  ------------                    ------------------   ------------------
  Peanuts                                  24.7%               27.0%
  Pecans                                   22.1                18.6
  Cashews & Mixed Nuts                     23.7                23.6
  Walnuts                                   8.4                10.0
  Almonds                                  11.4                10.6
  Other                                     9.7                10.2
                                          -----               -----
  Total                                   100.0%              100.0%
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

Fiscal 2004 was a record year for the Company in terms of both sales and earnings. Sales continued strong in the first quarter of fiscal 2005, when compared to the first quarter of fiscal 2004, as net sales increased 7.9% to $134.6 million. The Company experienced growth in all distribution channels, except for the consumer distribution channel. Sales declined in this channel as the extensive promotional activity for Fisher products at a major customer in the first quarter of fiscal 2004 did not recur in the first quarter of fiscal 2005. Consumer sales also declined because one customer was completing the restructuring of its distribution system which led to a delay in orders during the first quarter of fiscal 2005, and because the Company elected to forego low margin business with two other customers that it sold to in the first quarter of fiscal 2004 due to the customers' unwillingness to accept higher prices. The overall sales increase was due to higher average selling prices, as costs for most major nut types have increased. Total pounds shipped decreased by 1.4% in the first quarter of fiscal 2005 when compared to the first quarter of fiscal 2004.

While sales continued strong in the first quarter of fiscal 2005, earnings decreased. Net income was $2.6 million for the first quarter of fiscal 2005 compared to $7.2 million for the first quarter of fiscal 2004. This decrease was caused primarily by a reduction in gross profit margin to 12.6% for the first quarter of fiscal 2005 compared to 20.4% for the first quarter of 2004. The primary cause for the reduction in gross profit margin was that almond sales generated only nominal profit in the first quarter of fiscal 2005 due to (i) a significant increase in the cost of almonds purchased in the spot market during the quarter,
(ii) unfavorable almond processing variances generated from the use of low quality input stocks of available 2003 crop almonds purchased during the quarter and (iii) higher than expected final settlement costs with almond growers for the 2003 crop.

Almond sales had a substantially negative impact on the Company's profitability during the first quarter of fiscal 2005. The Company was required to purchase almonds in the spot market during the first quarter of fiscal 2005 to fulfill its industrial sales contracts, as its supply of higher quality and lower cost almonds purchased from growers during the 2003 crop year was exhausted. The Company is now receiving new 2004 crop almonds which are lower in cost and higher in quality than the almonds that were purchased in the spot market during the first quarter of fiscal 2005. During the second quarter of fiscal 2005, the Company will complete deliveries on the great majority of industrial sales contracts that were priced based on prior crop year costs. Current industrial almond sales contracts are being priced in line with expected 2004 crop year costs.

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

The possibility of continued growth at recent levels, and the seasonality of the Company's business that has caused full-capacity utilization rates at the Company's Chicago area facilities, has led the Company to explore additional means of expanding its production capacity and enhancing its operations efficiency. As a result, the Company is planning to consolidate its five Chicago area facilities into a single location through the construction of a new production and distribution facility.

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

The Company has already taken certain preliminary steps in furtherance of this facility consolidation project, including the Company and certain partnerships controlled by executive officers and directors of the Company entering into a Development Agreement with the City of Elgin, Illinois for the development and purchase of the land where a new facility could be constructed (the "Original Site"). The Development Agreement is subject to certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company has paid $4.0 million in connection with the purchase of this land, $3.6 million of which was paid in the second quarter of fiscal 2005.

Subsequent to entering into the Development Agreement, the Company became aware of an existing property for sale (the "Current Site") that is preferable to the site in the Development Agreement. The Current Site is preferable since it contains an existing structure. Although this structure would need to be expanded and upgraded to meet the Company's needs, the Current Site allows for an earlier project completion date, provides more certainty as to the project's total cost and provides more acreage than the site in the Development Agreement. On September 27, 2004, the Company entered into a letter of intent to purchase the Current Site. A definitive agreement is expected to be executed in the second quarter of fiscal 2005. The Company intends to continue to develop the Original Site in conjunction with the Current Site. The Company's total investment in the Original Site is estimated to be approximately $12 million, including $4.0 million which has been paid. The Company expects to recoup its investment in the Original Site from either a termination of the Development Agreement, or subsequent sale or development of the land.

The Company currently plans to begin the facility consolidation project at the Current Site in fiscal 2005. It is anticipated that the project will take two years from the time that the property is acquired to the time it is fully placed in service. The Company estimates the total cost of the project to be between $90 and $100 million, excluding the cost of developing the Original Site, which would be financed through a combination of debt, proceeds from the sale of existing facilities, rental income from a lease arrangement with the seller and available cash flow from operations, provided that the project occurs. Although the Company believes the new facility would be accretive within two years of the commencement of expansion plans, there can be no assurances as to the timing or the impact on the Company's net income. See "Factors That May Affect Future Results -- Risks and Uncertainties Regarding Facility Consolidation Project."

The Company faces a number of challenges as it works to continue its recent growth. As a result of recent unit volume sales growth, the Company's Chicago area processing facilities operate at full capacity at certain times during the year. If the Company continues to experience growth in unit volume sales, it could exceed its capacity to meet the demand for its products, especially prior to the completion of the planned facility consolidation project. Assuming the Company proceeds with the facility consolidation project, the Company nevertheless faces potential disruptive effects on its business, such as cost overruns for the construction of the new facility or business interruptions that may result from the transfer of production to the new facility. In addition, the Company will continue to face the ongoing challenges of its business such as food safety and regulatory issues, pricing pressures, the antitrust investigation of a portion of the peanut shelling industry and the maintenance and growth of its customer base. See "Factors That May Affect Future Results."

	Total inventories were $134.6 million at September 23, 2004, an increase of approximately $7.1 million, or 5.6%, over the balance at June 24, 2004, and an increase of $28.9 million, or 27.3%, over the balance at September 25, 2003. The increase over June 24, 2004 is due primarily to the procurement of 2004 crop almonds in the first quarter of fiscal 2005. The increase over September 25, 2003 is due primarily to more new crop year almonds procured in the first quarter of fiscal 2005 than in the first quarter of fiscal 2004 due to the timing of the crop harvest. Net accounts receivable were $41.9 million at September 23, 2004, an increase of approximately $8.1 million, or 24.1%, over the balance at June 24, 2004, and a decrease of $1.0 million, or 2.3%, under the balance at September 25, 2003. The increase over June 24, 2004 is due primarily to higher monthly sales in September 2004 than in June 2004 due to the seasonality of the Company's business.

The Company's fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2005, however, will contain fifty-three weeks, with the fourth quarter containing fourteen weeks. References herein to fiscal 2005 are to the fiscal year ending June 30, 2005. References herein to fiscal 2004 are to the fiscal year ended June 24, 2004. As used herein, unless the context otherwise indicates, the terms "Company" and "JBSS" refer collectively to John B. Sanfilippo & Son, Inc. and its wholly owned subsidiary, JBS International, Inc.

RESULTS OF OPERATIONS
---------------------
Net Sales. Net sales increased to $134.6 million for the first quarter of fiscal 2005 from approximately $124.8 million for the first quarter of fiscal 2004, an increase of $9.9 million, or 7.9%. The overall increase in net sales was due primarily to higher prices due to higher commodity costs, especially for almonds and pecans. The total pounds shipped decreased by 1.4% in the first quarter of fiscal 2005 when compared to the first quarter of fiscal 2004.

Unit volume sales increased in the Company's contract packaging and food service distribution channels. The increase in the contract packaging distribution channel was due primarily to the introduction of new products and expansion of business with a major customer. The increase in the food service distribution channel was due primarily to expansion of business at existing customers and the addition of new customers. Unit volume sales decreased in the Company's consumer channel due primarily to lower promotional activity for Fisher peanut products at a major customer, lost business with customers that would not accept price increases and delays in orders at a certain customer. Unit volume sales in the Company's industrial and export distribution channels were relatively constant.

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

The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

                                                Quarter Ended
                                  ---------------------------------------
  Distribution Channel            September 23, 2004   September 25, 2003
  --------------------            ------------------   ------------------
  Consumer                                $ 70,708             $ 73,340
  Industrial                                30,264               24,754
  Food Service                              14,083               11,391
  Contract Packaging                        10,523                6,967
  Export                                     9,067                8,310
                                          --------             --------
  Total                                   $134,645             $124,762
                                          ========             ========

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

                                                Quarter Ended
                                  ---------------------------------------
  Product Type                    September 23, 2004   September 25, 2003
  ------------                    ------------------   ------------------
  Peanuts                                  24.7%               27.0%
  Pecans                                   22.1                18.6
  Cashews & Mixed Nuts                     23.7                23.6
  Walnuts                                   8.4                10.0
  Almonds                                  11.4                10.6
  Other                                     9.7                10.2
                                          -----               -----
  Total                                   100.0%              100.0%
                                          =====               =====


Gross Profit. Gross profit for the first quarter of fiscal 2005 decreased 33.4% to $16.9 million from $25.4 million for the first quarter of fiscal 2004. Gross profit margin decreased to 12.6% for the first quarter of fiscal 2005 from 20.4% for the first quarter of fiscal 2004. The decrease in gross profit margin was due primarily to substantially lower gross profit margins earned on almond sales. The negative impact on gross profit margin from almond sales resulted from a significant increase in the cost of almonds purchased in the spot market during the first quarter of fiscal 2005, unfavorable almond processing variances generated from the use of low quality input stocks of available 2003 crop almonds purchased during the first quarter of fiscal 2005 and a higher than expected final settlement with almond growers for the 2003 crop. Gross margins were further negatively impacted to a lesser extent by lower gross margins on mixed nuts caused by higher almond, Brazil nut and hazelnut costs and by a lower than expected yield on walnuts shelled during the quarter.
Also, the gross margin in the first quarter of fiscal 2004 benefited from a sizeable gain in pecan shelling that did not occur in the first quarter of fiscal 2005.

Selling and Administrative Expenses. Selling and administrative expenses decreased to $12.6 million, or 9.4% of net sales, for the first quarter of fiscal 2005 from $12.8 million, or 10.3% of net sales, for the first quarter of fiscal 2004. Selling expenses increased to $9.8 million, or 7.3% of net sales, for the first quarter of fiscal 2005 from $9.0 million, or 7.2% of net sales, for the first quarter of fiscal 2004. The dollar increase was due primarily to higher distribution expenses and, to a lesser extent, higher advertising costs. Administrative expenses decreased to $2.8 million, or 2.0% of net sales, for the first quarter of fiscal 2005 from $3.8 million, or 3.1% of net sales, for the first quarter of fiscal 2004. This decrease was due primarily to lower employee incentive compensation expense attributable to lower operating results

Income from Operations. Due to the factors discussed above, income from operations decreased to $4.3 million, or 3.2% of net sales, for the first quarter of fiscal 2005, from approximately $12.6 million, or 10.1% of net sales, for the first quarter of fiscal 2004.

Interest Expense. Interest expense decreased to $0.3 million for the first quarter of fiscal 2005 from $1.0 million for the first quarter of fiscal 2004. The decrease in interest expense was due primarily to lower debt levels attributable to debt prepaid with proceeds from the Company's stock offering which was completed in the fourth quarter of fiscal 2004.

Income Taxes. Income tax expense was $1.6 million, or 39.0% of income before income taxes for the first quarter of fiscal 2005 compared to $4.6 million, or 39.0% of income before income taxes, for the first quarter of fiscal 2004.

Net Income. Net income was $2.6 million, or $0.24 per common share (basic and diluted), for the first quarter of fiscal 2005, compared to $7.2 million, or $0.77 basic per common share ($0.76 diluted), for the first quarter of fiscal 2003.


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

Net cash provided by operating activities was $18.7 million for the first quarter of fiscal 2005 compared to $25.3 million for the first quarter of fiscal 2004. The decrease in cash provided by operating activities was due primarily to lower net income and, to a lesser extent, higher purchases of almonds.

The Company repaid $0.4 million of long-term debt during the first quarter of fiscal 2005 compared to $7.7 million in fiscal 2004. The significant decrease is due to the Company prepaying outstanding balances on its two major long-term credit facilities in the fourth quarter of fiscal 2004 with proceeds from an underwritten public stock offering.

Financing Arrangements
----------------------
The Company's bank credit facility (the "Bank Credit Facility") is comprised of (i) a working capital revolving loan which provides working capital financing of up to $73.1 million, in the aggregate, and matures, as amended, on May 31, 2006, and (ii) a $6.9 million letter of credit (the "IDB Letter of Credit") to secure the industrial development bonds described below which matures on June 1, 2006. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 3.33% at September 23, 2004) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate. As of September 23, 2004 the Company had $69.7 million of available credit under the Bank Credit Facility.

The terms of the Bank Credit Facility, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company's annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias
A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million, and prohibits the Company from redeeming shares of capital stock. As of September 23, 2004, the Company was in compliance with all restrictive covenants, as amended, under the Bank Credit Facility.

As of September 23, 2004, the Company had approximately $6.5 million in aggregate principal amount of industrial development bonds outstanding, which was used to finance the acquisition, construction and equipping of the Company's Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.00% (which was reset on June 1, 2002) through May 2006. On June 1, 2006, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a "best efforts" basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption;
(ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from approximately $0.3 million in fiscal 2005 to approximately $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

The Company intends to finance up to $65 million of the cost of the facility consolidation project with a private placement of debt which should be completed in the second quarter of fiscal 2005. The Company is required to obtain the consent of its lenders under the Bank Credit Facility in order to proceed with the facility consolidation project and the private placement of debt. The Company is working with its lenders under the Bank Credit Facility to obtain such consent.


Capital Expenditures
--------------------
The Company spent $2.1 million on capital expenditures in the first quarter of fiscal 2005 compared to $3.5 million in the first quarter of fiscal 2004. The decrease is due primarily to amounts spent in the first quarter of fiscal 2004 related to the expansion of the storage capacity for inshell pecans at the Selma, Texas location. This project was completed in fiscal 2004. Total capital expenditures for fiscal 2005 are expected to be between $10 million and $12 million, excluding any amounts for the planned facility consolidation project.

The Company currently plans to begin the facility consolidation project at the Current Site in fiscal 2005. It is anticipated that the project will take two years from the time that the property is acquired to the time it is fully placed in service. The Company estimates the total cost of the project to be between $90 and $100 million, excluding the cost of developing the Original Site, which includes the cost of moving existing operations and investment in new equipment. Also, an additional $8 million is expected to be incurred, for a total of approximately $12 million, to continue to develop the Original Site. The Company expects to recoup its investment in the Original Site from either a termination of the Development Agreement, or subsequent sale or development of the land.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------
(a)   Availability of Raw Materials and Market Price Fluctuations
-----------------------------------------------------------------
The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans, almonds, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions, plant diseases and changes in government programs. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the United States Department of Agriculture ("USDA") or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. If worldwide demand for nuts continues at recent rates, and supply does not expand to meet demand, a reduction in availability and an increase in the cost of raw materials would occur. This type of increase was experienced during the last half of fiscal 2004 and during the first quarter of fiscal 2005 for most of the Company's major nut types. The Company does not hedge against changes in commodity prices, and thus, shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company's inventories and profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See "Introduction".

(b)   Competitive Environment
-----------------------------
The Company operates in a highly competitive environment. The Company's principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than the Company, such as Planters and Ralcorp Holdings, Inc. The Company also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs.

(c)   Dependence Upon Customers
-------------------------------
The Company is dependent on a few significant customers for a large portion of its total sales, particularly in the consumer channel. Sales to the Company's five largest customers represented approximately 39% of gross sales in fiscal 2004. Wal-Mart alone accounted for approximately 19% of the Company's net sales for fiscal 2004. The loss of one of the Company's largest customers, or a material decrease in purchases by one or more of its largest customers, would result in decreased sales and adversely impact the Company's income and cash flow. Gross sales to Wal-Mart decreased by

13% in the first quarter of fiscal 2005 when compared to the first quarter of fiscal 2004,

(d)   Pricing Pressures
-----------------------
As the retail grocery trade continues to consolidate and the Company's retail customers grow larger and become more sophisticated, the Company's retail customers are demanding lower pricing and increased promotional programs. Further, these customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions, particularly if buying techniques such as reverse internet auctions increase in popularity. An increased focus on the lowest-cost supplier could reduce the benefits of some of the Company's competitive advantages. The Company's sales volume growth could slow, and it may become necessary to lower the Company's prices and increase promotional support of the Company's products, any of which would adversely affect its gross profit margins.

(e)   Production Limitations
----------------------------
The Company has experienced significant sales growth as its customer demand has increased. If the Company continues to experience comparable increases in customer demand, particularly prior to the completion of the Company's facility consolidation project, it may be unable to fully satisfy its customers' supply needs. If the Company becomes unable to supply sufficient quantities of products, it may lose sales and market share to its competitors.

(f)   Food Safety and Product Contamination
-------------------------------------------
The Company could be adversely affected if consumers in the Company's principal markets lose confidence in the safety of nut products, particularly with respect to peanut and tree nut allergies. Individuals with peanut allergies may be at risk of serious illness or death resulting from the consumption of the Company's nut products. Notwithstanding existing food safety controls, the Company processes peanuts and tree nuts on the same equipment, and there is no guarantee that the Company's peanut-free products will not be cross-contaminated by peanuts. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters may discourage consumers from buying the Company's products, cause production and delivery disruptions, or result in product recalls.

(g)   Product Liability and Product Recalls
-------------------------------------------
The Company faces risks associated with product liability claims and product recalls in the event its food safety and quality control procedures fail and its products cause injury or become adulterated or misbranded. A product recall of a sufficient quantity, or a significant product liability judgment against the Company, could cause the Company's products to be unavailable for a period of time and could result in a loss of consumer confidence in the Company's food products. These kinds of events, were they to occur, would have a material adverse effect on demand for the Company's products and, consequently, the Company's income and liquidity.

(h)   Retention of Key Personnel
--------------------------------
The Company's future success will be largely dependent on the personal efforts of its senior operating management team, including Michael J. Valentine, the Company's Executive Vice President Finance, Chief Financial Officer and Secretary, Jeffrey T. Sanfilippo, the Company's Executive Vice President Sales and Marketing, and Jasper B. Sanfilippo, Jr., the Company's Executive Vice President of Operations, which has assumed management of the day-to-day operation of the Company's business over the past two years. In addition, the Company's success depends on the talents of James M. Barker, Senior Vice President Sales and Marketing, Everardo Soria, Senior Vice President Pecan Operations and Procurement, Walter R. Tankersley, Jr., Senior Vice President Industrial Sales, Charles M. Nicketta, Senior Vice President of Manufacturing and Arthur L. Timp, Senior Vice President of Corporate Operations. The Company believes that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to the Company's continued growth and success. The Company has not entered into an employment agreement with any of these individuals, nor does the Company have key officer insurance coverage policies in effect. The loss of the services of any of these individuals could have a material adverse effect on the Company's business and prospects if the Company were unable to identify a suitable candidate to replace any such individual. The Company's success is also dependent upon its ability to attract and retain additional qualified marketing, technical and other personnel, and there can be no assurance that the Company will be able to do so.

(i)   Risks and Uncertainties Regarding Facility Consolidation Project
----------------------------------------------------------------------
The planned facility consolidation project may not result in significant cost savings or increases in efficiency, or allow the Company to increase its production capabilities to meet expected increases in customer demand. Moreover, the Company's expectations with respect to the financial impact of the facility consolidation project are based on numerous estimates and assumptions, any or all of which may differ from actual results. Such differences could substantially reduce the anticipated benefit of the project.

More specifically, the following risks, among others, may limit the financial benefits of the facility consolidation project:

    -- cost overruns in the construction of and equipment for the new facility are possible and could offset other cost savings expected from the consolidation;

    -- the facility consolidation project is likely to have a negative impact on the Company's earnings during the construction period;

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

    -- the Company expects to fund a portion of the facility consolidation project through third party financing, which may be at rates less favorable than its current credit facilities; and

    -- the Company may not be able to recoup its investment in the Original Site.

If for any reason the Company were to realize less than the expected benefits from the facility consolidation project, its future income stream, cash flows and debt levels could be materially adversely affected. In addition, the facility consolidation project is in the early stages of planning and unanticipated risks may develop as the project proceeds.

(j)   Government Regulation
---------------------------
The Company is subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture, the United States Environmental Protection Agency and other state and local authorities in jurisdictions where its products are manufactured, processed or sold. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, distribution and labeling of the Company's products. The Company's manufacturing and processing facilities and products are subject to periodic compliance inspections by federal, state and local authorities. The Company is also subject to environmental regulations governing the discharge of air emissions, water and food waste, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at the Company's existing facilities as well as its expansion into new operations and jurisdictions, may require the Company to obtain additional licenses and permits and could require it to adapt or alter methods of operations at costs that could be substantial. Compliance with applicable laws and regulations may adversely affect the Company's business. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could have a material adverse effect on the Company's business.

(k)   Economic, Political and Social Risks of Doing Business in
       Emerging Markets
---------------------------------------------------------------
The Company purchases a substantial portion of its cashew inventories from India, Brazil and Vietnam, which are in many respects emerging markets. To this extent, the Company is exposed to risks inherent in emerging markets, including:

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

(l)   Fixed Price Commitments
-----------------------------
From time to time, the Company enters into fixed price commitments with its customers. Such commitments represented approximately 15% to 20% of the Company's annual net sales in fiscal 2004, and in many cases are entered into after the Company's cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The commitments are for a fixed period of time, typically one year, but may be extended if remaining balances exist. The Company expects to continue to enter into fixed price commitments with respect to certain of its nut products prior to fixing its acquisition cost in order to maintain customer relationships or when, in management's judgment, market or crop harvest conditions so warrant. To the extent the Company does so, however, these fixed price commitments may result in reduced gross profit margins that have a material adverse effect on the Company's results of operations. The Company's results of operations were adversely affected during the last half of fiscal 2004 and the first quarter of fiscal 2005 as outside purchases of almonds and pecans were required to fulfill obligations under fixed-price contracts.

(m)   Inventory Measurement
---------------------------
The Company purchases its nut inventories from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of the Company's fiscal year, and receives nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While the Company performs various procedures to confirm the accuracy of its bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations, and such adjustments directly affect earnings. The precise amount of the Company's bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. There can be no assurance that such inventory quantity adjustments will not have a material adverse effect on the Company's results of operations in the future.

(n)   2002 Farm Bill
--------------------
The Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") terminated the federal peanut quota program beginning with the 2002 crop year. The 2002 Farm Bill replaced the federal peanut quota program with a fixed payment system through the 2007 crop year that can be either coupled or decoupled. A coupled system is tied to the actual amount of production, while a decoupled system is not. The series of loans and subsidies established by the 2002 Farm Bill is similar to the systems used for other crops such as grains and cotton. To compensate farmers for the elimination of the peanut quota, the 2002 Farm Bill provides a buy-out at a specified rate for each pound of peanuts that had been in that farmer's quota under the prior program. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price. The termination of the federal peanut quota program has reduced the Company's costs for peanuts and resulted in a higher gross margin than the Company has historically achieved. Although this margin is now similar to the Company's total gross profit margin, the Company may be unable to maintain these higher gross profit margins on the sale of peanuts, and the Company's business, financial position and results of operations would thus be materially adversely affected.

(o)   Public Health Security and Bioterrorism Preparedness and
       Response Act of 2002
---------------------------------------------------------------
The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded in part by passing the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the "Bioterrorism Act"). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services ("HHS") to take action to protect the nation's food supply against the threat of international contamination. The Food and Drug Administration ("FDA"), as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods,
(iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. FDA has issued rules in each of these categories, which rules generally took effect on December 12, 2003. There can be no assurances that the effects of the Bioterrorism Act and the related rules, including any potential disruption in the Company's supply of imported nuts, which represented approximately 33% of the Company's total nut purchases in fiscal 2004, will not have a material adverse effect on the Company's business, financial position or results of operations in the future.

(p)   Peanut Shelling Industry Antitrust Investigation
------------------------------------------------------
On June 17, 2003, the Company received a subpoena for the production of documents and records from a grand jury in connection with an investigation of a portion of the peanut shelling industry by the Antitrust Division of the United States Department of Justice. The Company believes the investigation relates to procurement pricing practices but, given the early stage of the investigation, it could concern other or additional business practices. The Company has responded to the subpoena and has produced documents to the Department of Justice, and two employees of the Company have appeared before the grand jury. The investigation, of which the Company and the employees are subjects, is on-going. The investigation may have a material adverse effect on the Company's business, financial condition and results of operations, and on the peanut shelling industry.



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

Item 4 -- Controls and Procedures
---------------------------------
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the Company's first fiscal quarter ended September 23, 2004 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
---------------------------


Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------
(a) The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

(b)   Reports on Form 8-K:

      On August 11, 2004, the Company filed a Current Report on Form 8-K, dated August 4, 2004, providing a presentation that was made at the Adams, Harkness & Hill Summer Seminar in Boston.

      On August 23, 2004, the Company filed a Current Report on Form 8-K, dated August 19, 2004, announcing quarterly and annual financial results.

                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         JOHN B. SANFILIPPO & SON, INC.


Date: October 29, 2004                   By: /s/ Michael J. Valentine
                                            -------------------------
                                            Michael J. Valentine
                                            Executive Vice President Finance,
                                            Chief Financial Officer
                                            and Secretary

                           EXHIBIT INDEX
                           -------------
               (Pursuant to Item 601 of Regulation S-K)


Exhibit
Number    Description
------    ----------------------------------------------------------------

  2       Not applicable

  3.1     Restated Certificate of Incorporation of Registrant(2)

  3.2     Certificate of Correction to Restated Certificate(2)

  3.3     Amendment to Restated Certificate of Incorporation, filed herewith

  3.4     Bylaws of Registrant(1)

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

 10.14 Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

 10.15    The Registrant's 1991 Stock Option Plan(1)

 10.16    First Amendment to the Registrant's 1991 Stock Option Plan(4)

 10.17 Outsource Agreement between the Registrant and Preferred Products, Inc. dated January 19, 1995 [CONFIDENTIAL TREATMENT REQUESTED](7)

 10.18 Letter Agreement between the Registrant and Preferred Products, Inc. dated February 24, 1995, amending the Outsource Agreement dated January 19, 1994 [CONFIDENTIAL TREATMENT REQUESTED](7)

 10.19    The Registrant's 1995 Equity Incentive Plan(8)

 10.20 Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(9)

 10.21 First Mortgage and Security Agreement (the "ILIC Mortgage") by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois(9)

 10.22 Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(9)

 10.23 Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(9)

 10.24 Credit Agreement dated as of March 31, 1998 among the Registrant, Sunshine, Quantz, JBSI, U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA"), and LNB(10)

 10.25    The Registrant's 1998 Equity Incentive Plan(12)

 10.26    First Amendment to the Registrant's 1998 Equity Incentive Plan(14)

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

 10.38 Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the Michael J. Valentine Trust(18)

 10.39 Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the James Valentine Trust(18)

 10.40 Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the Mary Jo Carroll Trust(18)

 10.41 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the John E. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(18)

 10.42 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the James J. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(18)

 10.43 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Jeffrey T. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(18)

 10.44 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Lisa Sanfilippo Irrevocable Trust Agreement Dated 1/21/93(18)

 10.45 Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Jasper B. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(18)

 10.46 Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(18)

 10.47 Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(18)

 10.48 Development Agreement dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, John B.
          Sanfilippo & Son, Inc., a Delaware corporation, Arthur/Busse
          Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(19)

 10.49 Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(19)

 11       Not applicable

 15       Not applicable

 18-19    Not applicable

 22-24    Not applicable

 31.1 Certification of Jasper B. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

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

(19) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).