Form 10-Q
period 2005-03-24
SANFILIPPO JOHN B & SON INC
filed 2005-05-02
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                     ----------------------------------

                               FORM 10-Q
(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the quarterly period ended March 24, 2005

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



As of May 2, 2005, 7,981,949 shares of the Registrant's Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 2,597,426 shares of the Registrant's Class A Common Stock, $0.01 par value per share, were outstanding.

                       JOHN B. SANFILIPPO & SON, INC.
                       ------------------------------
                            INDEX TO FORM 10-Q
                            ------------------

PART I.  FINANCIAL INFORMATION                                      PAGE NO.
------------------------------                                      --------

Item 1 --  Consolidated Financial Statements (Unaudited):

Consolidated Statements of Operations for the quarters and
 thirty-nine weeks ended March 24, 2005 and March 25, 2004               3

Consolidated Balance Sheets as of March 24, 2005
 and June 24, 2004                                                       4

Consolidated Statements of Cash Flows for the thirty-nine
 weeks ended March 24, 2005 and March 25, 2004                           5

Notes to Consolidated Financial Statements                               6

Item 2 -- Management's Discussion and Analysis of
 Financial Condition and Results of Operations                          10

Item 3 -- Quantitative and Qualitative Disclosures About
 Market Risk                                                            24

Item 4 -- Controls and Procedures                                       24


PART II.  OTHER INFORMATION
---------------------------
Item 6 -- Exhibits and Reports on Form 8-K                              25

SIGNATURE                                                               26
---------

EXHIBIT INDEX                                                           27
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

                     PART I.  FINANCIAL INFORMATION

                     JOHN B. SANFILIPPO & SON, INC.
                     ------------------------------
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)
            (Dollars in thousands, except earnings per share)


                                   For the Quarter Ended          For the Thirty-nine Weeks Ended
                              -------------------------------     -------------------------------
                              March 24, 2005   March 25, 2004     March 24, 2005   March 25, 2004
                              --------------   --------------     --------------   --------------
Net sales                          $119,979         $100,162           $437,648         $396,316
Cost of sales                       104,043           85,688            379,796          323,505
                                   --------         --------           --------         --------
Gross profit                         15,936           14,474             57,852           72,811
                                   --------         --------           --------         --------
Operating expenses:
  Selling expenses                    8,554            8,474             29,310           28,395
  Administrative expenses             3,011            2,615              9,024           10,547
                                   --------         --------           --------         --------
Total operating expenses             11,565           11,089             38,334           38,942
                                   --------         --------           --------         --------
Income from operations                4,371            3,385             19,518           33,869
                                   --------         --------           --------         --------
Other income (expense):
  Interest expense ($172,
   $192, $532 and $588 to
   related parties)                  (1,261)            (953)            (1,988)          (2,803)
  Rental and miscellaneous
   income                               252              119                548              356
                                   --------         --------           --------         --------
Total other expense, net             (1,009)            (834)            (1,440)          (2,447)
                                   --------         --------           --------         --------
Income before income taxes            3,362            2,551             18,078           31,422
Income tax expense                    1,311              995              7,050           12,255
                                   --------         --------           --------         --------
Net income                         $  2,051         $  1,556           $ 11,028         $ 19,167
                                   ========         ========           ========         ========
Basic earnings per
 common share                      $   0.19         $   0.17           $   1.04         $   2.05
                                   ========         ========           ========         ========
Diluted earnings per
 common share                      $   0.19         $   0.16           $   1.03         $   2.01
                                   ========         ========           ========         ========





The accompanying notes are an integral part of these consolidated financial statements.

                   JOHN B. SANFILIPPO & SON, INC.
                   ------------------------------
                     CONSOLIDATED BALANCE SHEETS
                     ---------------------------
                       (Dollars in thousands)


                                              (Unaudited)
                                             March 24, 2005    June 24, 2004
                                             --------------    -------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                       $  2,609         $  2,085
  Accounts receivable, less allowances
   of $3,213 and $1,977, respectively               34,905           33,735
  Inventories                                      244,613          127,459
  Income taxes receivable                               --              943
  Deferred income taxes                              1,381            1,301
  Prepaid expenses and other current assets          1,617            2,103
                                                  --------         --------
    TOTAL CURRENT ASSETS                           285,125          167,626
                                                  --------         --------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                               1,863            1,863
  Buildings                                         66,193           65,747
  Machinery and equipment                          103,226           97,137
  Furniture and leasehold improvements               5,437            5,435
  Vehicles                                           3,070            3,013
  Construction in progress                           2,689              209
                                                  --------         --------
                                                   182,478          173,404
  Less:  Accumulated depreciation                  110,625          104,250
                                                  --------         --------
    TOTAL PROPERTY, PLANT AND EQUIPMENT             71,853           69,154
                                                  --------         --------
Other assets                                        10,658            4,396
Goodwill                                             1,242            1,242
Brand name                                           2,381            2,701
                                                  --------         --------
    TOTAL ASSETS                                  $371,259         $245,119
                                                  ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable                                   $ 33,348         $  5,269
  Current maturities of long-term debt               1,077            1,277
  Accounts payable ($492 and $502 to
   related parties)                                 35,602           16,388
  Book overdraft                                    12,831            7,926
  Accrued payroll and related benefits               5,430            9,474
  Other accrued expenses                             4,568            4,438
  Income taxes payable                               1,562               --
                                                  --------         --------
    TOTAL CURRENT LIABILITIES                       94,418           44,772
                                                  --------         --------
LONG-TERM LIABILITIES:
  Long-term debt, less current maturities           77,019           12,620
  Deferred income taxes                              7,124            6,367
                                                  --------         --------
    TOTAL LONG-TERM LIABILITIES                     84,143           18,987
                                                  --------         --------
STOCKHOLDERS' EQUITY:
  Class A Common Stock, convertible to Common
   Stock on a per share basis, cumulative
   voting rights of ten votes per share,
   $.01 par value; 10,000,000 shares
   authorized, 2,597,426 shares issued
   and outstanding                                      26               26
  Common Stock, non-cumulative voting rights
   of one vote per share, $.01 par value;
   17,000,000,and 10,000,000 shares
   authorized, 8,099,849 and 8,079,224 shares
   issued and outstanding                               81               81
  Capital in excess of par value                    99,158           98,848
  Retained earnings                                 94,637           83,609
  Treasury stock, at cost; 117,900 shares           (1,204)          (1,204)
                                                  --------         --------
    TOTAL STOCKHOLDERS' EQUITY                     192,698          181,360
                                                  --------         --------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $371,259         $245,119
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

                                           For the Thirty-nine Weeks Ended
                                           -------------------------------
                                           March 24, 2005   March 25, 2004
                                           --------------   --------------

Cash flows from operating activities:
  Net income                                   $  11,028         $ 19,167
  Adjustments:
   Depreciation and amortization                   8,340            8,367
   (Gain) loss on disposition
    of properties                                    (18)              24
   Deferred income taxes                             677              215
   Tax benefit of option exercises                   116              838
   Change in current assets and
    current liabilities:
     Accounts receivable, net                     (1,170)          (2,683)
     Inventories                                (117,154)         (40,152)
     Prepaid expenses and other
      current assets                                 486              (95)
     Accounts payable                             19,214           10,847
     Accrued expenses                             (3,914)           1,034
     Income taxes receivable/payable               2,505              799
   Other                                          (2,443)          (1,184)
                                               ---------         --------
  Net cash used in operating activities          (82,333)          (2,823)
                                               ---------         --------
Cash flows from investing activities:
  Purchases of plant, property
   and equipment                                  (6,890)          (4,971)
  Facility expansion costs                        (8,210)          (3,515)
  Proceeds from disposition of properties            122                1
                                               ---------         --------
  Net cash used in investing activities          (14,978)          (8,485)
                                               ---------         --------
Cash flows from financing activities:
  Net borrowings on notes payable                 28,079           16,213
  Issuance of long-term debt                      65,000               --
  Debt issuance costs                                458               --
  Principal payments on long-term debt              (801)          (9,722)
  Book overdraft                                   4,905            3,577
  Issuance of Common Stock under
   option plans                                      194              476
                                               ---------         --------
  Net cash provided by financing activities       97,835           10,544
                                               ---------         --------
Net increase (decrease) in cash and
 cash equivalents                                    524             (764)
Cash and cash equivalents:
  Beginning of period                              2,085            2,448
                                               ---------         --------
  End of period                                $   2,609         $  1,684
                                               =========         ========


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


Note 1 -- Basis of Presentation
-------------------------------

The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. and its previously wholly-owned subsidiary, JBS International, Inc., which was dissolved in November, 2004 (collectively, the "Company"). Certain prior year's amounts have been reclassified to conform to the current year's presentation. The Company's fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters), but the current fiscal year ending June 30, 2005 will consist of fifty-three weeks, with the fourth quarter containing fourteen weeks.

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

Note 2 -- Inventories
---------------------

Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:




                                        March 24,       June 24,
                                            2005           2004
                                        ---------       --------
 Raw material and supplies              $137,912        $ 62,256
 Work-in-process and finished goods      106,701          65,203
                                        --------        --------
                                        $244,613        $127,459
                                        ========        ========


Note 3 -- Earnings Per Common Share
-----------------------------------

Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following tables present the reconciliation of the weighted average shares outstanding used in computing earnings per share:

                                        Quarter Ended               Thirty-nine Weeks Ended
                               ------------------------------   ------------------------------
                               March 24, 2005  March 25, 2004   March 24, 2005  March 25, 2004
                               --------------  --------------   --------------  --------------
Weighted average shares
 outstanding - basic              10,571,412       9,396,394       10,564,369       9,362,123
Effect of dilutive securities:
  Stock options                      161,929         210,367          156,315         196,671
                                  ----------       ---------       ----------       ---------
Weighted average shares
 outstanding - diluted            10,733,341       9,606,761       10,720,684       9,558,794
                                  ==========       =========       ==========       =========


Excluded from the computation of diluted earnings per share were options with exercise prices greater than the average market price of the Common Stock, totaling 3,000 for the quarter ended March 24, 2005. These options had a weighted average exercise price of $32.30. Excluded from the computation of diluted earnings per share were options with exercise prices greater than the average market price of the Common Stock, totaling 3,000 and 8,714 for the thirty-nine weeks ended March 24, 2005 and March 25, 2004, respectively. These options had weighted average exercise prices of $32.30 and $16.48, respectively.

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


                                              Quarter Ended               Thirty-nine Weeks Ended
                                   -------------------------------    -------------------------------
                                   March 24, 2005   March 25, 2004    March 24, 2005   March 25, 2004
                                   --------------   --------------    --------------   --------------
Reported net income                       $2,051           $1,556           $11,028          $19,167
Less: Compensation cost
 determined under the fair
 value method                                101               63               251              188
                                          ------           ------           -------          -------
Pro forma net income                      $1,950           $1,493           $10,777          $18,979
                                          ======           ======           =======          =======
Basic earnings per common share:
  As reported                              $0.19            $0.17             $1.04            $2.05
  Pro forma                                $0.18            $0.16             $1.02            $2.03
Diluted earnings per common share:
  As reported                              $0.19            $0.16             $1.03            $2.01
  Pro forma                                $0.18            $0.16             $1.01            $1.99


Note 5 -- Distribution Channel and Product Type Sales Mix
---------------------------------------------------------

The Company operates in a single reportable segment through which it sells various nut products through multiple distribution channels.

The following summarizes net sales by distribution channel:

                               Quarter Ended               Thirty-nine Weeks Ended
                       ------------------------------   ------------------------------
Distribution Channel   March 24, 2005  March 25, 2004   March 24, 2005  March 25, 2004
--------------------   --------------  --------------   --------------  --------------
Consumer                   $ 56,496        $ 48,485         $230,152        $227,187
Industrial                   27,802          24,397           96,564          82,479
Food Service                 14,264          11,469           43,358          34,203
Contract Packaging           10,910           8,148           32,525          23,015
Export                       10,507           7,663           35,049          29,432
                           --------        --------         --------        --------
Total                      $119,979        $100,162         $437,648        $396,316
                           ========        ========         ========        ========


The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.


                       Quarter Ended                Thirty-nine Weeks Ended
               ------------------------------   ------------------------------
Product Type   March 24, 2005  March 25, 2004   March 24, 2005  March 25, 2004
------------   --------------  --------------   --------------  --------------
Peanuts               26.1%           28.0%            22.3%           25.1%
Pecans                20.9            17.3             24.3            20.9
Cashews &
 Mixed Nuts           20.4            21.2             22.7            22.4
Walnuts                8.3             8.2              9.7            10.4
Almonds               16.3            15.6             12.5            11.7
Other                  8.0             9.7              8.5             9.5
                     -----           -----            -----           -----
Total                100.0%          100.0%           100.0%          100.0%
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

Note 7 -- Long-term Debt
------------------------
On December 16, 2004, the Company entered into a note purchase agreement with various insurance companies (the "Purchasers"), whereby the Purchasers purchased $65 million of the Company's senior unsecured notes (the "Notes"). The Notes have a maturity of 10 years, bear interest at a fixed interest rate of 4.67% per annum and are required to be repaid in equal semi-annual principal payments of $3.6 million on each June 1 and December 1 commencing on June 1, 2006. The proceeds from this financing were used to reduce the Company's outstanding obligations under the Bank Credit Facility in order to fund the procurement of inventories during the third quarter of fiscal 2005 and the $48 million purchase of the Elgin, Illinois site to be used for the Company's facility consolidation project on April 15, 2005. The terms of the note purchase agreement include certain restrictive covenants that, among other things, require the Company to maintain specified financial ratios. These covenants coincide with those included in the Bank Credit Facility.

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

Note 9 -- Subsequent Events
---------------------------

As referenced in Note 7, the Company completed its $48 million acquisition of a site in Elgin, Illinois to be used for the Company's facility consolidation project, whereby all Chicago area facilities will be combined into a single location. The Company, along with related party partnerships that own a portion of the Company's Chicago area facilities, has begun the process of selling these facilities. The
Company intends to lease back from the ultimate purchasers that portion of the facilities that are necessary to run the Company's business while the facility consolidation project is completed in Elgin. The Company estimates that these sale and leaseback transactions will be consummated during the first quarter of fiscal 2006. Based upon initial bids received, the Company believes that proceeds received from the sales will exceed the Company's carrying value of these assets. The Company's Board of Directors has appointed an independent committee to explore alternatives with respect to the Company's existing leases for the properties owned by the related party partnerships. The Company may be required to incur costs in this regard, however, the amount of any such costs has not been determined.

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

The sales growth the Company has achieved in recent years has continued through the fiscal year to date, and in particular in the third quarter. Net sales increased 19.8% to $120.0 million in the third quarter of fiscal 2005 from $100.2 million in the third quarter of fiscal 2004 due mainly to higher average selling prices. Net sales increased 10.4% to $437.6 million for the first thirty-nine weeks of fiscal 2005 compared to the same period in the prior fiscal year. Net income rose to $2.1 million versus $1.6 million for the third quarter of fiscal 2004, driven primarily by the increase in net sales over this period.
However, while sales increased during the first thirty-nine weeks of fiscal 2005, the Company's net income has declined over this period to $11.0 million compared to $19.2 million for the prior year period.

The Company faces a number of challenges as it works to continue its recent growth. For example, as a reult of recent increases in the cost of most major nut types, the Company must continue working to ensure that the selling prices for its products are both competitive and lead to favorable profit margins. In addition, the Company's Chicago area processing facilities operate at full capacity at certain times during the year. If the Company experiences growth in unit volume sales, it could exceed its capacity to meet the demand for its products, especially prior to the completion of the facility consolidation project. Throughout the process of the facility consolidation project, the Company faces potential disruptive effects on its business, such as cost overruns for the construction of the new facility or business interruptions that may result from the transfer of production to the new facility. In addition, the Company will continue to face the ongoing challenges of its business such as food safety and regulatory issues, commodity cost pressures, the antitrust investigation of a portion of the peanut shelling industry and the maintenance and growth of its customer base. See "Factors That May Affect Future Results."

The fiscal year to date increase in net sales occurred across all distribution channels, as the Company achieved a 1% increase in consumer sales, a 27% increase in food service sales, a 17% increase in industrial sales, a 41% increase in contract packaging sales and a 19% increase in export sales. Sales in the consumer distribution channel increased by just 1.3%, primarily because the extensive promotional activity for Fisher peanut products with a major customer in the first half of fiscal 2004 did not recur in the first half of fiscal 2005. Consumer sales also increased only slightly because the Company elected to forego low margin business with two other customers that it sold to in the first thirty-nine weeks of fiscal 2004 due to the customers' unwillingness to accept higher prices. The overall sales increase in the first thirty-nine weeks of fiscal 2005 was due to higher average selling prices, driven by increased costs for most major nut types. Total pounds shipped increased by 1.5% in the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004, and decreased 1.3% in the first thirty-nine weeks of fiscal 2005 when compared to the first thirty-nine weeks of fiscal 2004.

The increase in net income in the third quarter of fiscal 2005 to $2.1 million versus $1.6 million in the third quarter of fiscal 2004 is mainly attributable to higher sales resulting from higher average selling prices during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.

Gross profit margin decreased to 13.3% for the third quarter of fiscal 2005 from 14.5% for the third quarter of fiscal 2004. The decrease in net income to $11.0 million for the first thirty-nine weeks of fiscal 2005 compared to $19.2 million for the first thirty-nine weeks of fiscal 2004 was caused primarily by reductions in gross profit margin to 13.2% for the first thirty-nine weeks of fiscal 2005 compared to 18.4% for the first thirty-nine weeks of fiscal 2004 for reasons described below.

Almond sales had a negative impact on the Company's profitability during the first twenty-six weeks of fiscal 2005, particularly during the first quarter of fiscal 2005. The Company was required to purchase almonds in the spot market during the first quarter of fiscal 2005 to fulfill its industrial sales contracts, as its supply of higher quality and lower cost almonds purchased from growers during the 2003 crop year was exhausted. Additionally, the final settlement cost to growers for the 2003 crop year, which was determined during the first quarter of fiscal 2005, was higher than anticipated. During the second quarter of fiscal 2005, the Company completed deliveries on the majority of industrial sales contracts that were priced based on prior crop year costs. Industrial almond sales during the third quarter of fiscal 2005 were priced in line with expected 2004 crop year costs.

Pecan sales also had a negative impact on the Company's profitability during the second and third quarters of fiscal 2005 as the cost of pecans increased dramatically. The unit cost of inshell pecans for the current crop year has almost doubled from the unit cost for the prior crop year. The Company had to fulfill remaining industrial sales contracts during the second quarter of fiscal 2005. Since these contracts were priced based on costs from the prior crop year, the Company absorbed negative margins on these sales and recorded a $0.8 million adjustment during the second quarter of fiscal 2005 to recognize losses on future shipments of outstanding contract balances at December 23, 2004. The remaining balances on these contracts were shipped during the third quarter of fiscal 2005, and generated no gross profit. All new contracts are being priced based on current crop costs. Pecan sales in the consumer distribution channel also had a negative effect on the Company's profitability during the second and third quarters of fiscal 2005 because significant increases in pecan costs could not be passed on immediately to all customers; however, all price increases were instituted by January 2005.

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

The possibility of continued growth at recent levels, and the seasonality of the Company's business that has caused full-capacity utilization rates at the Company's Chicago area facilities, led the Company to explore additional means of expanding its production capacity and enhancing its operations efficiency. As a result, the Company will consolidate its six Chicago area facilities into a single location in Elgin, Illinois.. Of the six current facilities, two facilities and approximately 20% of a third facility are owned by the Company. Eighty percent of the third facility, a the fourth facility, are leased by the Company from certain partnerships controlled by executive officers and directors of the Company. The remaining two facilities are leased by the Company from independent third parties.

This facility consolidation project is anticipated to achieve two primary objectives. First, the consolidation is intended to generate cost savings through the elimination of redundant costs and improvements in manufacturing efficiencies. Second, the new facility is expected to initially increase production capacity by 25% to 40% and would provide more square footage than the aggregate space now available in the Company's existing Chicago area facilities to support future growth in the Company's business.

As an initial step in the facility consolidation project, the Company and certain related party partnerships entered into a Development Agreement (the "Development Agreement") with the City of Elgin, Illinois for the development and purchase of the land where a new facility could be constructed (the "Original Site"). The Development Agreement is subject to certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company has paid $4.0 million in connection with the purchase of this land. Total expenditures at the Original Site were $6.3 million as of March 24, 2005. This amount is included as Other Assets on the Company's balance sheet as of March 24, 2005.

Subsequent to entering into the Development Agreement, the Company became aware of an existing property for sale (the "Current Site") that is preferable to the site in the Development Agreement. The Current Site is preferable for a number of reasons, including the presence of an existing structure. Although this structure will be expanded and upgraded to meet the Company's needs, the Current Site allows for an earlier project completion date, provides more certainty as to the project's total cost and provides more acreage than the site in the Development Agreement. On April 15, 2005, the Company closed on the $48.0 million purchase of the Current Site with the final $46.0 million paid using available funds under the Bank Credit Facility. The Current Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller for a three year period, with options for an additional seven years. The remaining portion of the office building may be leased to third parties. The 653,302 square foot warehouse is being leased back to the seller through May 31, 2005, at which time the Company intends to begin its plans for expanding and modifying the warehouse. 75,000 of the 653,302 square feet is being leased back to the seller through September 1, 2005.

The Company intends to continue to develop the Original Site in conjunction with the Current Site. The Company's total required investment in the Original Site is estimated to be approximately $8 million, including $6.3 million which has already been paid. The
Company intends to recover its investment in the Original Site from the subsequent sale of the site. The Company has not yet begun the process of marketing the site or identifying potential buyers.

In order to finance a portion of the Company's facility consolidation project and to provide for the Company's general working capital needs, the Company received $65 million pursuant to a note purchase agreement (the "Note Agreement") entered into on December 16, 2004 with various lenders. Under the terms of the Note Agreement, the notes have a maturity of ten years, bear interest at a fixed 4.67% annual rate and are required to be repaid in equal semi-annual principal payments of $3.6 million beginning on June 1, 2006. The proceeds from this financing were used to reduce the Company's outstanding obligations under the Bank Credit Facility in order to fund the procurement of inventories during the third quarter of fiscal 2005 and the $48 million purchase of the Elgin, Illinois site to be used for the Company's facility consolidation project, which closed on April 15, 2005.

The Company currently plans to begin its expansion and modification at the warehouse building at the Current Site in June 2005. It is anticipated that the project will take three years for the facility to be fully placed in service. The Company estimates the total cost of the facility consolidation project to be between $90 and $100 million ($48 million of which was paid to acquire the Current Site), excluding the cost of developing the Original Site, which would be financed through a combination of the proceeds received through the Note Agreement, proceeds from the sale of existing facilities, rental income from lease arrangements with the seller and potential third parties, available cash flow from operations and additional borrowings under the Company's Bank Credit Facility. Although the Company believes the new facility would be accretive within two years after completing construction, there can be no assurances as to the timing or the impact on the Company's net income. See "Factors That May Affect Future Results -- Risks and Uncertainties Regarding Facility Consolidation Project."

The Company, along with related party partnerships that own a portion of the Company's Chicago area facilities, has begun the process of selling these facilities. The Company intends tol lease back from the ultimate purchasers that portion of the facilities that are necessary to run the Company's business while the facility consolidation project is completed in Elgin. The Company estimates that these sale and leaseback transactions will be consummated during the first quarter of fiscal 2006. Based upon initial bids received, the Company believes that proceeds received from the sales will exceed the Company's carrying value of these
assets.   The Company's Board of Directors has appointed an independent committee to explore alternatives with respect to the Company's existing leases for the properties owned by the related party partnerships. The Company may be required to incur costs in this regard, however, the amount of any such costs has not been determined.

Total inventories were $244.6 million at March 24, 2005, an increase of $117.2 million, or 91.9%, over the balance at June 24, 2004, and an increase of $92.4 million, or 60.8%, over the balance at March 25, 2004. The increase over June 24, 2004 is due primarily to the normal procurement of nuts in the first and second quarters of the Company's fiscal year. The increase over March 25, 2004 is due primarily to greater purchases of almonds in the current crop year compared to the previous crop year and generally higher costs for all tree nuts, particularly pecans and almonds. Net accounts receivable were $34.9 million at March 24, 2005, an increase of approximately $1.2 million, or 3.5%, over the balance at June 24, 2004, and an increase of $3.1 million, or 9.7%, over the balance at March 25, 2004. The increase over March 25, 2004 is due primarily to higher monthly sales in March 2005 than in March 2004.

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

RESULTS OF OPERATIONS
---------------------

Net Sales. Net sales increased to $120.0 million for the third quarter of fiscal 2005 from $100.2 million for the third quarter of fiscal 2004, an increase of $19.8 million, or 19.8%. Net sales increased to $437.6 million for the first thirty-nine weeks of fiscal 2005 from approximately $396.3 million for the first thirty-nine weeks of fiscal 2004, an increase of $41.3 million, or 10.4%. The overall increase in net sales, for both the quarterly and year-to-date periods, was due primarily to higher prices related to higher commodity costs, especially for almonds and pecans. The total pounds shipped increased by 1.5% in the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004, and decreased by 1.3% in the first thirty-nine weeks of fiscal 2005 when compared to the first thirty-nine weeks of fiscal 2004.

Unit volume sales for the third quarter of fiscal 2005, when compared to the third quarter of fiscal 2004, increased in all of the Company's distribution channels with the exception of the industrial distribution channel. Unit volume sales for the first thirty-nine weeks of fiscal
2005, when compared to the first thirty-nine weeks of fiscal 2004, decreased in the consumer and industrial distribution channels and increased in the food service, contract packaging and export distribution channels. Sales in the consumer distribution channel increased for the quarterly period due primarily to higher peanut sales to a major customer. For the year-to-date period, sales in the consumer distribution channel increased just 1%, due primarily to lower promotional activity for Fisher peanut products at a major customer during the first half of fiscal 2005 and lost business with customers that would not accept price increases. Sales in the food service distribution channel increased, for both the quarterly and year-to-date periods, due primarily to higher airline sales, and, to a lesser extent, a general price increase across all major nut types. Sales in the contract packaging distribution channel increased significantly for both the quarterly and year-to-date periods, due primarily to the introduction of new products and expansion of business with a major customer. Sales in the export distribution channel increased, for both the quarterly and year-to-date periods, due primarily to higher walnut sales. Sales in the industrial distribution channel decreased, for both the quarterly and year-to-date periods, due primarily to lower peanut sales as fiscal 2004 contained non-recurring significant sales of peanuts to other peanut shellers.

The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

                               Quarter Ended               Thirty-nine Weeks Ended
                       ------------------------------   ------------------------------
Distribution Channel   March 24, 2005  March 25, 2004   March 24, 2005  March 25, 2004
--------------------   --------------  --------------   --------------  --------------
Consumer                   $ 56,496        $ 48,485         $230,152        $227,187
Industrial                   27,802          24,397           96,564          82,479
Food Service                 14,264          11,469           43,358          34,203
Contract Packaging           10,910           8,148           32,525          23,015
Export                       10,507           7,663           35,049          29,432
                           --------        --------         --------        --------
Total                      $119,979        $100,162         $437,648        $396,316
                           ========        ========         ========        ========


The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.


                       Quarter Ended                Thirty-nine Weeks Ended
               ------------------------------   ------------------------------
Product Type   March 24, 2005  March 25, 2004   March 24, 2005  March 25, 2004
------------   --------------  --------------   --------------  --------------
Peanuts               26.1%           28.0%            22.3%           25.1%
Pecans                20.9            17.3             24.3            20.9
Cashews &
 Mixed Nuts           20.4            21.2             22.7            22.4
Walnuts                8.3             8.2              9.7            10.4
Almonds               16.3            15.6             12.5            11.7
Other                  8.0             9.7              8.5             9.5
                     -----           -----            -----           -----
Total                100.0%          100.0%           100.0%          100.0%
                     =====           =====            =====           =====

Gross Profit. Gross profit for the third quarter of fiscal 2005 increased 10.1% to $15.9 million from $14.5 million for the third quarter of fiscal 2004. Gross profit margin decreased, however, to 13.3% for the third quarter of fiscal 2005 from 14.5% for the third quarter of fiscal 2004. Gross profit for the first thirty-nine weeks of fiscal 2005 decreased 20.5% to $57.9 million from $72.8 million for the first thirty-nine weeks of fiscal 2004. Gross profit margin decreased to 13.2% for the first thirty-nine weeks of fiscal 2005 from 18.4% for the first thirty-nine weeks of fiscal 2004. The decrease in gross margin for the quarterly period was due primarily to shipments on remaining industrial pecan contracts that were priced based on the crop costs for the prior year. While the Company recorded a reserve of $0.8 million for these contracts at the end of the second quarter of fiscal 2005, the ultimate shipments on these contracts generated zero gross profit when shipped during the third quarter of fiscal 2005. Other contributing factors to the decline include (i) higher tree nut costs that were not passed on to customers in the consumer distribution channel until January 2005; (ii) a reserve of $0.4 million established in the third quarter of fiscal 2005 for obsolete packaging material; and (iii) contract packaging sales, which generally carry lower margins than the Company's overall margins, accounting for a higher percentage of net sales in the third quarter of fiscal 2005 than in the third quarter of fiscal 2004. The decrease in gross margin for the thirty-nine week period was also due to (i) a significant increase in the cost of almonds purchased in the spot market during the first quarter of fiscal 2005; (ii) unfavorable almond processing variances generated from the use of low quality almonds that were required to be purchased during the first quarter of fiscal 2005 to fulfill customer contracts; and (iii) a higher than expected final settlement with almond growers for the 2003 crop. Gross margins were further negatively impacted to a lesser extent by a lower than expected yield on walnuts shelled during the first quarter of fiscal 2005. Also, the gross margin in the first quarter of fiscal 2004 benefited from a sizeable gain in pecan shelling that did not occur in the first quarter of fiscal 2005.

Selling and Administrative Expenses. Selling and administrative expenses increased to $11.6 million, or 9.6% of net sales, for the third quarter of fiscal 2005 from $11.1 million, or 11.1% of net sales, for the third quarter of fiscal 2004. Selling and administrative expenses decreased to $38.3 million, or 8.8% of net sales, for the first thirty-nine weeks of fiscal 2005 from $38.9 million, or 9.8% of net sales, for the first thirty-nine weeks of fiscal 2004. Selling expenses increased slightly to $8.6 million, or 7.1% of net sales, for the third quarter of fiscal 2005 from $8.5 million, or 8.5% of net sales, for the third quarter of fiscal 2004. Selling expenses increased slightly to $29.3 million, or 6.7% of net sales, for the first thirty-nine weeks of fiscal 2005 from $28.4 million, or 7.2% of net sales, for the first thirty-nine weeks of fiscal 2004. The dollar increase in selling expenses, for both the quarterly and year-to-date periods, was due primarily to higher distribution expenses which were partially offset by lower incentive compensation costs. Administrative expenses increased to $3.0 million, or 2.5% of net sales, for the third quarter of fiscal 2005 from $2.6 million, or 2.6% of net sales, for the third quarter of fiscal 2004. This quarterly increase was due mainly to (i) higher professional fees related to corporate governance and (ii) higher bank fees related to the increase in available funds under the Company's bank credit facility along with higher fee rates under the facility due to the Company's higher debt level. Administrative expenses decreased to $9.0 million, or 2.1% of net sales, for the first thirty-nine weeks of fiscal 2005 from $10.5 million, or 2.7% of net sales, for the first thirty-nine weeks of fiscal 2004. This decrease was due primarily to lower employee incentive compensation expense attributable to lower operating results

Income from Operations. Due to the factors discussed above, income from operations increased to $4.4 million, or 3.6% of net sales, for the third quarter of fiscal 2005, from approximately $3.4 million, or 3.4% of net sales, for the third quarter of fiscal 2004. Income from operations decreased to $19.5 million, or 4.5% of net sales, for the first thirty-nine weeks of fiscal 2005, from approximately $33.9 million, or 8.5% of net sales, for the first thirty-nine weeks of fiscal 2004.

Interest Expense. Interest expense increased to $1.3 million for the third quarter of fiscal 2005 from $1.0 million for the third quarter of fiscal 2004. This increase was due primarily to the Company's issuance on December 16, 2004, of $65.0 million of ten year notes bearing interest at a fixed rate of 4.67% under the Note Agreement to fund a portion of the Company's facility consolidation project and for general working capital purposes. Interest expense decreased to $2.0 million for the first thirty-nine weeks of fiscal 2005 from $2.8 million for the first thirty-nine weeks of fiscal 2004. The decrease in interest expense for the year-to-date period was due primarily to lower average debt levels attributable to debt prepaid with proceeds from the Company's stock offering which was completed in the fourth quarter of fiscal 2004.

Income Taxes. Income tax expense was $1.3 million, or 39.0% of income before income taxes for the third quarter of fiscal 2005 compared to $1.0 million, or 39.0% of income before income taxes, for the third quarter of fiscal 2004. Income tax expense was $7.1 million, or 39.0% of income before income taxes for the first thirty-nine weeks of fiscal 2005 compared to $12.3 million, or 39.0% of income before income taxes, for the first thirty-nine weeks of fiscal 2004.

Net Income. Net income was $2.1 million, or $0.19 basic and diluted per common share, for the third quarter of fiscal 2005, compared to $1.6 million, or $0.17 basic per common share ($0.16 diluted), for the third quarter of fiscal 2004. Net income was $11.0 million, or $1.04 basic per common share ($1.03 diluted), for the first thirty-nine weeks of fiscal 2005, compared to $19.2 million, or $2.05 basic per common share ($2.01 diluted), for the first thirty-nine weeks of fiscal 2004

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General
-------

The primary uses of cash are to fund the Company's current operations, fund the Company's facility consolidation project, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those pertaining to the antitrust investigation of a portion of the peanut shelling industry or other litigation.

Cash flows from operating activities have historically been driven by income from operations but are also influenced by inventory balances, which can change based upon fluctuations in both quantities and market prices of the various nuts the Company sells. Current market trends in nut prices and crop estimates also impact nut procurement.

Net cash used in operating activities was $82.3 million for the first thirty-nine weeks of fiscal 2005 compared to $2.8 million for the first thirty-nine weeks of fiscal 2004. The increase in cash used in operating activities was due primarily to increased inventory levels due primarily to (i) a 91.9% increase in the weighted average unit cost to acquire inshell pecans due to a small domestic crop size for the 2004 crop year and increased demand for pecans; (ii) a 49.5% increase in the weighted average unit cost to acquire almonds due to increased demand for almonds; and (iii) a 49.5% increase in the number of pounds of almonds purchased. The Company expects to generate positive cash flows from operating activities for the fourth quarter of fiscal 2005 as the procurement of nuts for the 2004 crop year has completed. The Company expects that cash flows from operating activities and available funds under the Bank Credit Facility will be sufficient to finance the Company's operations for the foreseeable future.

The Company received $65.0 of proceeds from the Note Agreement during the second quarter of fiscal 2005, accounting for a significant increase in cash provided by financing activities. These proceeds were used, in part, to fund the procurement of inventories during the third quarter of fiscal 2005. The Company repaid $0.8 million of long-term debt during the first thirty-nine weeks of fiscal 2005 compared to $9.7 million in fiscal 2004. The significant decrease is due to the Company prepaying outstanding balances on its two major long-term credit facilities in the fourth quarter of fiscal 2004 with proceeds from an underwritten public stock offering.

Financing Arrangements
----------------------

The Company's bank credit facility (the "Bank Credit Facility") is comprised of (i) a working capital revolving loan which provides working capital financing of up to $73.1 million, in the aggregate, and matures, as amended, on May 31, 2006, and (ii) a $6.9 million letter of credit (the "IDB Letter of Credit") to secure the industrial development bonds described below which matures on June 1, 2006. On March 7, 2005, the bank credit facility was amended, whereby the working capital revolving loan provides an additional $25.0 million of financing through June 30, 2005. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 4.83% at March 24, 2005) determined pursuant to a formula based on the agent bank's quoted rate and the Eurodollar Interbank rate. As of March 24, 2005 the Company had $61.9 million of available credit under the Bank Credit Facility. On April 15, 2005, the Company completed its acquisition of the Current Site with $46.0 million paid at closing with available funds under the Bank Credit Facility.

The terms of the Bank Credit Facility, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company's annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company's Chairman of the Board and Chief Executive Officer) and Mathias
A. Valentine (a director and the Company's President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million, and prohibits the Company from redeeming shares of capital stock. As of March 24, 2005, the Company was in compliance with all restrictive covenants, as amended, under the Bank Credit Facility.

On December 16, 2004, the Company received $65.0 million from the Note Agreement to fund a portion of the facility consolidation project and for general working capital purposes. Under the terms of the Note Agreement, the notes have a maturity of ten years, bear interest at a 4.67% annual rate and are required to be repaid in equal semi-annual principal payments of $3.6 million beginning on June 1, 2006. As of March 24, 2005, the outstanding balance on the Note Agreement was $65.0 million.

The terms of the Note Agreement include certain restrictive covenants that, among other things, require the Company to maintain specified financial ratios. These covenants coincide with those included in the Bank Credit Facility. As of March 24, 2005, the Company was in compliance with all restrictive covenants under the Note Agreement.

As of March 24, 2005, the Company had approximately $6.5 million in aggregate principal amount of industrial development bonds outstanding, which was originally used to finance the acquisition, construction and equipping of the Company's Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.00% (which was reset on June 1, 2002) through May 2006. On June 1, 2006, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a "best efforts" basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption;
(ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from approximately $0.3 million in fiscal 2005 to approximately $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

Capital Expenditures
--------------------

The Company spent $6.9 million on capital expenditures not related to facility expansion costs in the first thirty-nine weeks of fiscal 2005 compared to $5.0 million in the first thirty-nine weeks of fiscal 2004. Facility expansion costs totaled $8.2 million during the first thirty-nine weeks of fiscal 2005, of which $5.8 million relate to the Original Site and $2.4 million to the Current Site. Total capital expenditures for fiscal 2005 are expected to be between $10 million and $12 million, excluding any amounts for the planned facility consolidation project.

The Company currently plans to begin the facility consolidation project at the Current Site in June 2005. On April 15, 2005, the Company paid $46.0 million to close on the Company's acquisition of the Current Site with available funds under the Bank Credit Facility. It is anticipated that the project will take three years to be fully placed in service. The Company estimates the total cost of the project to be between $90 and $100 million, including the cost of moving existing operations and investment in new equipment. In addition, the Company also expects to spend up to an additional $2 million to develop the Original Site, bringing the total investment in the Original Site to approximately $8 million. The Company intends to recover its investment in the Original Site from the subsequent sale of the site.

The Company, along with related party partnerships that own a portion of the Company's Chicago area facilities, has begun the process of selling these facilities. The Company intends to lease back from the eventual buyer or buyers of these properties the portion of the facilities that are necessary to run the Company's business while the facility consolidation project is completed at the Current Site. The Company estimates that these sale and leaseback transactions will be consummated during the first quarter of fiscal 2006. Based upon initial bids received, the Company believes that proceeds received from the sales will exceed the Company's carrying value of these assets. The Company's Board of Directors has appointed an independent committee to explore alternatives with respect to the Company's existing leases for the properties owned by the related party partnerships. The Company may be required to incur costs in this regard, however, the amount of any such costs has not been determined.


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

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

(a) Availability of Raw Materials and Market Price Fluctuations
---------------------------------------------------------------

The availability and cost of raw materials for the production of the Company's products, including peanuts, pecans, almonds, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond the Company's control, such as weather conditions, plant diseases and changes in government programs. Additionally, the supply of edible nuts and other raw materials used in the Company's products could be reduced upon any determination by the United States Department of Agriculture ("USDA") or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. If worldwide demand for nuts continues at recent rates, and supply does not expand to meet demand, a reduction in availability and an increase in the cost of raw materials would occur. This type of increase was experienced during the last half of fiscal 2004 and during the first thirty-nine weeks of fiscal 2005 for most of the Company's major nut types. The Company does not hedge against changes in commodity prices, and thus, shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on the Company's profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company's inventories and profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See "Introduction".

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

(c) Dependence Upon Customers
-----------------------------
The Company is dependent on a few significant customers for a large portion of its total sales, particularly in the consumer channel. Sales to the Company's five largest customers represented approximately 39% of gross sales in fiscal 2004. Wal-Mart alone accounted for approximately 19% of the Company's net sales for fiscal 2004. The loss of one of the Company's largest customers, or a material decrease in purchases by one or more of its largest customers, would result in decreased sales and adversely impact the Company's income and cash flow. Gross sales to Wal-Mart have decreased by 1.4% in the first thirty-nine weeks of fiscal 2005 when compared to the first thirty-nine weeks of fiscal 2004.

(d) Pricing Pressures
---------------------

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

(e) Production Limitations
--------------------------

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

(f) Food Safety and Product Contamination
-----------------------------------------

The Company could be adversely affected if consumers in the Company's principal markets lose confidence in the safety of nut products, particularly with respect to peanut and tree nut allergies. Individuals with peanut allergies may be at risk of serious illness or death resulting from the consumption of the Company's nut products, including consumption of other companies' products containing the Company's products as an ingredient. Notwithstanding existing food safety controls, the Company processes peanuts and tree nuts on the same equipment, and there is no guarantee that the Company's peanut-free products will not be cross-contaminated by peanuts. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters may discourage consumers from buying the Company's products, cause production and delivery disruptions, or result in product recalls.

(g) Product Liability and Product Recalls
-----------------------------------------

The Company faces risks associated with product liability claims and product recalls in the event its food safety and quality control procedures fail and its products cause injury or become adulterated or misbranded. In addition, the Company does not control the labeling of other companies' products containing the Company's products as an ingredient. A product recall of a sufficient quantity, or a significant product liability judgment against the Company, could cause the Company's products to be unavailable for a period of time and could result in a loss of consumer confidence in the Company's food products. These kinds of events, were they to occur, would have a material adverse effect on demand for the Company's products and, consequently, the Company's income and liquidity.

(h) Retention of Key Personnel
------------------------------

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

(i) Risks and Uncertainties Regarding Facility Consolidation Project
--------------------------------------------------------------------

The facility consolidation project may not result in significant cost savings or increases in efficiency, or allow the Company to increase its production capabilities to meet expected increases in customer demand. Moreover, the Company's expectations with respect to the financial impact of the facility consolidation project are based on numerous estimates and assumptions, any or all of which may differ from actual results. Such differences could substantially reduce the anticipated benefit of the project.

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

 -- the proceeds the Company receives from selling or renting its existing facilities may be less than it expects, and the timing of the receipt of those proceeds may be later than the Company has planned;

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

(j) Government Regulation
-------------------------

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

(k) Economic, Political and Social Risks of Doing Business in
    Emerging Markets
-------------------------------------------------------------

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

(l) Fixed Price Commitments
---------------------------

From time to time, the Company enters into fixed price commitments with its customers. Such commitments represented approximately 15% to 20% of the Company's annual net sales in fiscal 2004, and in many cases are entered into after the Company's cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The commitments are for a fixed period of time, typically one year, but may be extended if remaining balances exist. The Company expects to continue to enter into fixed price commitments with respect to certain of its nut products prior to fixing its acquisition cost in order to maintain customer relationships or when, in management's judgment, market or crop harvest conditions so warrant. To the extent the Company does so, however, these fixed price commitments may result in reduced gross profit margins that have a material adverse effect on the Company's results of operations. The Company's results of operations were adversely affected during the last half of fiscal 2004 and the first quarter of fiscal 2005 as outside purchases of almonds and pecans were required to fulfill obligations under fixed-price contracts. The Company's results of operations were also negatively impacted during the second and third quarters of fiscal 2005 as 2004 crop tree nuts (at higher costs) were used to fulfill remaining balances on contracts that were priced using 2003 crop costs.

(m) Inventory Measurement
-------------------------

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

(n) 2002 Farm Bill
------------------
The Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") terminated the federal peanut quota program beginning with the 2002 crop year. The 2002 Farm Bill replaced the federal peanut quota program with a fixed payment system through the 2007 crop year that can be either coupled or decoupled. A coupled system is tied to the actual amount of production, while a decoupled system is not. The series of loans and subsidies established by the 2002 Farm Bill is similar to the systems used for other crops such as grains and cotton. To compensate farmers for the elimination of the peanut quota, the 2002 Farm Bill provides a buy-out at a specified rate for each pound of peanuts that had been in that farmer's quota under the prior program. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price. The termination of the federal peanut quota program has reduced the Company's costs for peanuts and resulted in a higher gross margin than the Company has historically achieved. Although this margin is now similar to the Company's total gross profit margin, the Company may be unable to maintain these higher gross profit margins on the sale of peanuts, and the Company's business, financial position and results of operations would thus be materially adversely affected.

(o) Public Health Security and Bioterrorism Preparedness and
    Response Act of 2002
------------------------------------------------------------

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

(p) Peanut Shelling Industry Antitrust Investigation
----------------------------------------------------

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


Item 3 -- Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The Company is exposed to the impact of changes in interest rates, commodity prices of raw material purchases and foreign currencies. The Company has not entered into any arrangements to hedge against changes in market interest rates, commodity prices or foreign currency fluctuations.

The Company is unable to engage in hedging activity related to commodity prices, since there are no established futures markets for nuts.
Approximately 33% of nut purchases for fiscal 2004 were made from foreign countries and while these purchases were payable in U.S.
dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country.

The Company is exposed to interest rate risk on the Bank Credit Facility, its only variable rate credit facility. A hypothetical 10% adverse change in weighted-average interest rates would have had an immaterial impact on the Company's net income and cash flows from operating activities.


Item 4 -- Controls and Procedures
---------------------------------
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the Company's third fiscal quarter ended March 24, 2005 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION


Item 6 -- Exhibits and Reports on Form 8-K
------------------------------------------

(a) The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

(b)  Reports on Form 8-K:

     On January 27, 2005, the Company filed a Current Report on Form 8-K, dated January 27, 2005, announcing quarterly financial results.

     On March 7, 2005, the Company filed a Current Report on Form 8-K dated March 2, 2005, disclosing an amendment to an agreement to purchase property in Elgin, Illinois and disclosing an amendment to the Company's Bank Credit Facility.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JOHN B. SANFILIPPO & SON, INC.


Date: May 2, 2005                         By: /s/ Michael J. Valentine
                                              ------------------------
                                              Michael J. Valentine
                                              Executive Vice President
                                              Finance, Chief Financial
                                              Officer and Secretary

                             EXHIBIT INDEX
                 (Pursuant to Item 601 of Regulation S-K)


Exhibit
Number                         Description
------- ------------------------------------------------------------------
  2     Not applicable

 3.1    Restated Certificate of Incorporation of Registrant, filed herewith

 3.2    Bylaws of Registrant(1)

 4.1    Specimen Common Stock Certificate(3)

 4.2    Specimen Class A Common Stock Certificate(3)

 4.3 Note Purchase Agreement in the amount of $65 million by the Company with The Prudential Insurance Company of America, Pruco Life Insurance Company, American Skandia Life Assurance Corporation, Prudential Retirement Ceded Business Trust, ING Life Insurance and Annuity Company, Farmers New World Life Insurance Company, Physicians Mutual Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, United of Omaha Life Insurance Company and Jefferson Pilot Financial Insurance Company dated as of December 16, 2004(21)

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

10.3	First Amendment to the Touhy Avenue Lease dated June 1, 1987(5)

10.4	Second Amendment to the Touhy Avenue Lease dated December 14, 1990(5)

10.5	Third Amendment to the Touhy Avenue Lease dated September 1, 1991(7)

10.6	Mortgage, Assignment of Rents and Security Agreement made on
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

Exhibit
Number                         Description
------- ------------------------------------------------------------------

10.9	Second Amendment to Industrial Building Lease dated March 3, 1995 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(6)

10.10	Third Amendment to Industrial Building Lease dated August 15, 1998 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(9)

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

10.13	Tax Indemnification Agreement between Registrant and certain
        Stockholders of Registrant prior to its initial public offering(2)

10.14	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.15	The Registrant's 1995 Equity Incentive Plan(8)

10.16	Promissory Note (the "ILIC Promissory Note") in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company ("ILIC")(9)

10.17	First Mortgage and Security Agreement (the "ILIC Mortgage") by and
        between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois(9)

10.18	Assignment of Rents, Leases, Income and Profits dated September 27,
        1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(9)

10.19	Environmental Risk Agreement dated September 27, 1995, executed by the
        Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(9)

10.20	Credit Agreement dated as of March 31, 1998 among the Registrant,
        Sunshine Nut Co., Inc., Quantz Acquisition Co., Inc., JBS
        International, Inc. ("JBSI"), U.S. Bancorp Ag Credit, Inc. ("USB") as Agent, Keybank National Association ("KNA"), and LNB(10)

10.21   The Registrant's 1998 Equity Incentive Plan(12)

10.22   First Amendment to the Registrant's 1998 Equity Incentive Plan(14)

10.23	Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A. ("STB") (replacing KNA)(13)

10.24	Third Amendment to Credit Agreement dated May 20, 2002 by and among the Registrant, JBSI, USB as Agent, LNB and STB(15)

10.25	Fourth Amendment to Credit Agreement dated May 30, 2003 by and among the Registrant, JBSI, USB as Agent, LNB and STB(16)

Exhibit
Number                         Description
------- ------------------------------------------------------------------

10.26	Consent, Waiver and Fifth Amendment to Credit Agreement dated December
        1, 2004 by and among the Registrant, USB as Agent, LNB and STB(19)

10.27 Revolving Credit Note in the principal amount of $40.0 million executed by the Registrant and JBSI in favor of USB, dated as of May 30, 2003(14)

10.28	Revolving Credit Note in the principal amount of approximately $22.9 million executed by the Registrant and JBSI in favor of STB, dated as of May 30, 2003(14)

10.29	Revolving Credit Note in the principal amount of approximately $17.1 million executed by the Registrant and JBSI in favor of LSB, dated as of May 30, 2003(14)

10.30	Industrial Building Lease between the Registrant and Cabot Acquisition,
        LLC dated April 18, 2003(16)

10.31	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar
        Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(15)

10.32	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar
        Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(15)

10.33	Request for Waiver and Restriction on Transfer, dated January 22, 2004, by and between the Registrant and each holder of the Registrant's
        Class A Common Stock(16)

10.34	Letter Agreement, dated January 21, 2004, by and between the Registrant and Mathias A. Valentine(16)

10.35	Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the Michael J. Valentine Trust(16)

10.36	Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the James Valentine Trust(16)

10.37	Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the Mary Jo Carroll Trust(16)

10.38	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the John E. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(16)

10.39	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the James J. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(16)

10.40	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Jeffrey T. Sanfilippo
        Irrevocable Trust Agreement Dated 10/08/96(16)

10.41	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Lisa Sanfilippo Irrevocable
        Trust Agreement Dated 1/21/93(16)

10.42	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Jasper B. Sanfilippo
        Irrevocable Trust Agreement Dated 10/08/96(16)

Exhibit
Number                         Description
------- ------------------------------------------------------------------

10.43	Amendment, dated February 12, 2004, to Amended and Restated John B.
        Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(16)

10.44	Amendment, dated February 12, 2004, to Amended and Restated John B.
        Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(16)

10.45	Development Agreement dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(17)

10.46	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(17)

10.47	Agreement for Purchase and Sale between Matsushita Electric Corporation of America and the Company, dated December 2, 2004(20)

10.48	First Amendment to Purchase and Sale Agreement dated March 2, 2005 by and between Panasonic Corporation of North America ("Panasonic"), f/k/a Matsushita Electric Corporation, and the Company(22)

10.49 Sixth Amendment to Credit Agreement dated March 7, 2005 by and among the Company and USB in its capacity as agent to STB and LSB(22)

10.50	Amended and Restated Line of Credit Note in the principal amount of
        $52.5 million executed by the Company in favor of USB, dated
        March 7, 2005(22)

10.51	Amended and Restated Line of Credit Note in the principal amount of
        $22.5 million executed by the Company in favor of STB, dated
        March 7, 2005(22)

10.52	Amended and Restated Line of Credit Note in the principal amount of
        $30.0 million executed by the Company in favor of LSB, dated
        March 7, 2005(22)

10.53	Office Lease dated April 15, 2005 between the Company, as landlord, and
        Panasonic, as tenant(23)

10.54	Warehouse Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(23)

11	Not applicable

15      Not applicable

18-19	Not applicable

22-24	Not applicable

31.1	Certification of Jasper B. Sanfilippo pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jasper B. Sanfilippo pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit
Number                         Description
------- ------------------------------------------------------------------

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-99	Not applicable



(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681), as amended by the certificate of amendment filed as an appendix to the Registrant's 2004 Proxy Statement filed on September 8, 2004.

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

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 25, 1998 (Commission
        File No. 0-19681).

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

(16)    Incorporated by reference to the Registrant's Registration
        Statement on Form S-3 (Amendment No. 2), Registration No. 333-112221, as filed with the Commission on March 10, 2004.

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

(19) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 1, 2004 (Commission File No. 0-19681).

(20) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 2, 2004 (Commission File No. 0-19681).

(21) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 16, 2004 (Commission File No. 0-19681).

(22) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 2, 2005 (Commission File No. 0-19681).

(23) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 15, 2005 (Commission File No. 0-19681).