Form 10-K
period 2005-06-30
SANFILIPPO JOHN B & SON INC
filed 2005-09-28
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-19681
JOHN B. SANFILIPPO & SON, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2419677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2299 Busse Road
Elk Grove Village, Illinois 60007
(Address of Principal Executive Offices, Zip Code)
Registrant’s telephone number, including area code: (847) 593-2300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     The aggregate market value of the voting Common Stock held by non-affiliates was $204,312,495 as of December 23, 2004 (7,843,090 shares at $26.05 per share).
     As of September 2, 2005, 8,100,349 shares of the Company’s Common Stock, $.01 par value (“Common Stock”), including 117,900 treasury shares, and 2,597,426 shares of the Company’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding.
Documents Incorporated by Reference:
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 25, 2005 are incorporated by reference into Part III of this Report.

PART I
Item 1 — Business
a. General Development of Business
     (i) Background
John B. Sanfilippo & Son, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and its previously wholly owned subsidiary, JBS International, Inc., which was dissolved in November, 2004. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2005, however, contained fifty-three weeks, with the fourth quarter containing fourteen weeks. References herein to fiscal 2005 are to the fiscal year ended June 30, 2005. References herein to fiscal 2004 are to the fiscal year ended June 24, 2004. References herein to fiscal 2003 are to the fiscal year ended June 26, 2003.
The Company is one of the leading processors and marketers of tree nuts and peanuts in the United States. These nuts are sold under a variety of private labels and under the Company’s Fisher, Evon’s, Flavor Tree, Sunshine Country, Texas Pride and Tom Scott brand names. The Company also markets and distributes, and in most cases manufactures or processes, a diverse product line of food and snack items, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products.
The Company’s Internet website is accessible to the public at http//www/jbssinc.com. Information about the Company, including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge through the Company’s Internet website as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission. The Company’s materials filed with the SEC are also available on the SEC’s website at http://www/sec.gov. The public may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 450 Fifth St., NW, Washington, DC 20549. The public may obtain information about the reference room by calling the SEC at 1-800-SEC-0330.
The Company’s headquarters and executive offices are located at 2299 Busse Road, Elk Grove Village, Illinois 60007, and its telephone number for investor relations is (847) 593-2300, extension 6612.
     (ii) Recent Developments — Facility Consolidation Project
In order to finance a portion of the Company’s facility consolidation project and to provide for the Company’s general working capital needs, the Company received $65.0 million pursuant to a note purchase agreement (the “Note Agreement”) entered into on December 16, 2004 with various lenders. Under the terms of the Note Agreement, the notes have a maturity of ten years, bear interest at a fixed 4.67% annual rate and are required to be repaid in equal semi-annual principal payments of $3.6 million beginning on June 1, 2006. The proceeds from this financing were used to reduce the Company’s outstanding obligations under the Bank Credit Facility (as defined below) in order to fund the procurement of inventories during the third quarter of fiscal 2005 and the $48.0 million purchase of the Elgin, Illinois site (the “Current Site”) to be used for the Company’s facility consolidation project.
On April 15, 2005, the Company closed on the $48.0 million purchase of the Current Site with the final $46.0 million paid using available funds under the Bank Credit Facility. The Current Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller for a three year period, with options for an additional seven years. The remaining portion of the office building may be leased to third parties; however, further capital expenditures, such as for increased parking availability, will be necessary to lease a substantial portion of the remaining space. The 653,302 square foot warehouse is being expanded and modified to serve as the Company’s principal processing and distribution facility and the Company’s headquarters. Groundbreaking on this expansion project occurred in August 2005. The construction is scheduled to be completed in the spring of calendar 2006, with operations moving from the existing Chicago area locations, and new equipment installed, on a gradual basis through calendar 2008.
The Company, along with related party partnerships that own a portion of the Company’s Chicago area facilities, has begun the process of selling these facilities. The Company intends to lease back from the eventual buyer or buyers of these properties, those facilities that are necessary to run the Company’s business while the facility consolidation project is completed at the Current Site. The Company estimates that these sale and leaseback transactions will be consummated during the first half of fiscal 2006. Based upon initial bids received, the Company believes that proceeds received from the sales will exceed the Company’s carrying value of these assets in total. The Company’s Board of Directors has appointed an independent committee to explore alternatives with respect to terminating the Company’s existing leases for the properties owned by the related party partnerships. The Company may be required to incur costs and/or enter into other arrangements with the related party partnerships in this regard, however, the amount of any such costs or the nature of any such arrangements have not been determined.
b. Narrative Description of Business
     (i) General
As stated above, the Company is one of the leading processors and marketers of tree nuts and peanuts in the United States. Through a deliberate strategy of capital expenditures and complementary acquisitions, the Company has built a vertically integrated nut processing operation that enables it to control every step of the process, including procurement from growers, shelling, processing, packing and marketing. Vertical integration allows the Company to gain an early understanding of raw material pricing and supply trends, to enhance product quality and to capture additional processing margins. Products are sold through the major distribution channels to significant buyers of nuts, including food retailers, industrial users for food manufacturing, food service companies and international customers. Selling through a wide array of distribution channels allows the Company to generate multiple revenue opportunities for the nuts it processes. For example, whole almonds could be sold to food retailers and almond pieces could be sold to industrial users. The Company processes and sells all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds in a wide variety of package styles, whereas most of the Company’s competitors focus either on fewer nut types or narrower varieties of packaging options. The Company processes all major nut types, thus offering its customers a complete nut product offering. In addition, the Company is less susceptible to any single nut type’s price or crop volume swings.
     (ii) Principal Products
(A) Raw and Processed Nuts
     The Company’s principal products are raw and processed nuts. These products accounted for approximately 91.2%, 90.7% and 88.6% of the Company’s gross sales for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The nut product line includes peanuts, almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. The Company’s nut products are sold in numerous package styles and sizes, from poly-cellophane packages, composite cans, vacuum packed tins, plastic jars and glass jars for retail sales, to large cases and sacks for bulk sales to industrial, food service and government customers. In addition, the Company offers its nut products in a variety of different styles and seasonings, including natural (with skins), blanched (without skins), oil roasted, dry roasted, unsalted, honey roasted, butter toffee, praline and cinnamon toasted. The Company sells its products domestically to retailers and wholesalers as well as to industrial, food service and government customers. The Company also sells certain of its products to foreign customers in the retail, food service and industrial markets.
The Company acquires a substantial portion of its peanut, pecan, almond and walnut requirements directly from domestic growers. The balance of the Company’s raw nut supply is purchased from importers, traders and domestic processors. In fiscal 2005, the majority of the Company’s peanuts, pecans and walnuts were shelled at the Company’s four shelling facilities, and the remaining portion was purchased shelled from processors. See “Raw Materials and Supplies” and Item 2 — “Properties — Manufacturing Capability, Utilization, Technology and Engineering” below.
(B) Peanut Butter
The Company manufactures and markets peanut butter in several sizes and varieties, including creamy, crunchy and natural. Peanut butter accounted for approximately 3.6%, 3.6% and 4.0% of the Company’s gross sales for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. A significant portion of the Company’s peanut butter sales were made pursuant to a contract with a single customer that expired in May 2005. While peanut butter sales are expected to decrease in fiscal 2006, the effect on the Company’s results of operations will not be significant due to the relatively low amount of sales of peanut butter.
(C) Candy and Confections
The Company markets and distributes a wide assortment of candy and confections, accounting for approximately 0.9%, 1.1% and 1.7% of the Company’s gross sales for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Most of these products are purchased from various candy manufacturers and sold to retailers in bulk or retail packages under private labels or the Evon’s brand. The majority of the Company’s candy and confections sales and chocolate chip sales (included below in Other Products) were made pursuant to a contract with a single customer that expired in May 2005. While sales of these items are expected to decrease in fiscal 2006, the effect on the Company’s results of operations will not be significant due to the relatively low amount of sales of these products.
(D) Other Products
The Company also markets and distributes, and in many cases processes and manufactures, a wide assortment of other food and snack products. These products accounted for approximately 4.3%, 4.6% and 5.7% of the Company’s gross sales for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. These other products include: natural snacks, trail mixes and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients (including chocolate chips, peanut butter chips and flaked coconut) sold to retailers, wholesalers, industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of corn snacks, sunflower seeds, party mixes, sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.
     (iii) Customers
The Company sells products to approximately 3,100 customers, including approximately 100 international accounts. Retailers of the Company’s products include grocery chains, mass merchandisers, drug store chains, convenience stores and membership clubs. The Company markets many of its products directly to approximately 500 retail stores in Illinois and five other states through its store-door delivery system discussed below. Wholesale distributors purchase products from the Company for resale to regional retail grocery chains and convenience stores.
The Company’s industrial customers include bakeries, ice cream and candy manufacturers and other food and snack processors. Food service customers include hospitals, schools, universities, airlines, retail and wholesale restaurant businesses and national food service franchises. In addition, the Company packages and distributes products manufactured or processed by others. Sales to Wal-Mart Stores, Inc. accounted for approximately 18%, 19% and 17% of the Company’s net sales for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.
     (iv) Sales and Distribution
The Company markets its products through its own sales department and through a network of approximately 150 independent brokers and various independent distributors and suppliers. The Company’s sales department consists of 57 employees, including 20 regional managers and 4 sales specialists who manage internal sales efforts and 3 who oversee the food broker network.

The Company distributes its products from its Illinois, Georgia, California, North Carolina and Texas production facilities and from public warehouse and distribution facilities located in various other states. The majority of the Company’s products are shipped from the Company’s production, warehouse and distribution facilities by contract and common carriers.
The Company distributes its products to approximately 500 convenience stores, supermarkets and other retail customer locations through its store-door delivery system. Under this system, the Company uses its own fleet of step-vans to market and distribute nuts, snacks and candy directly to retail customers on a store-by-store basis. Presently, the store-door delivery system consists of 17 route salespeople covering routes located in Illinois and other Midwestern states. District and regional route managers, as well as sales and marketing personnel operating out of the Company’s corporate offices, are responsible for monitoring and managing the route salespeople.
In the Chicago area, the Company operates thrift stores at two of its production facilities and at four other retail stores. These stores sell bulk foods and other products produced by the Company and by other vendors.
     (v) Marketing
Marketing strategies are developed by distribution channel. Private label and branded consumer efforts are focused on building brand awareness, attracting new customers and increasing consumption in the snack and baking nut categories. Industrial and food service efforts are focused on trade-oriented marketing.
The Company’s consumer promotional campaigns include newspaper advertisements, coupon offers and co-op advertising with select retail customers. The Company also conducts an integrated marketing campaign using multiple media outlets for the promotion of the Fisher brand. The Company also designs and manufactures point of purchase displays and bulk food dispensers for use by several of its retail customers. Additionally, shipper display units are utilized in retail stores, in an effort to gain additional temporary product placement and to drive sales volume.
Industrial and food service trade promotion includes attending regional and national trade shows, trade publication advertising and one-on-one marketing. These promotional efforts highlight the Company’s processing capabilities, broad product portfolio, product customization and packaging innovation. Additionally, the Company has established a number of co-branding relationships with industrial customers.
Through participation in several trade associations, funding of industry research and sponsorship of educational programs, the Company supports efforts to increase awareness of the health benefits, convenience and versatility of nuts as both a snack and a recipe ingredient among existing and next generation consumers of nuts.
     (vi) Competition
The Company’s nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of which are substantially larger and have greater resources than the Company. In the nut industry, the Company competes with, among others, Planters, Ralcorp Holdings, Inc., Diamond Foods, Inc. and numerous regional snack food processors. Competitive factors in the Company’s markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. See “Forward Looking Statements — Factors That May Affect Future Results — Competitive Environment” below.
     (vii) Raw Materials and Supplies
The Company purchases nuts from domestic and foreign sources. In fiscal 2005, all of the Company’s peanuts, walnuts and almonds were purchased from domestic sources. The Company purchases its pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. For fiscal 2005, approximately 37% of the Company’s nut purchases were from foreign sources.

Competition in the nut shelling industry is driven by shellers’ ability to access and purchase raw nuts, to shell the nuts efficiently and to sell the nuts to processors. The Company is the only sheller of all five major domestic nut types and is among a select few shellers who further process, package and sell nuts to the end-user. Raw material pricing pressure, the inability of some shellers to extend credit to raw material suppliers and the high cost of equipment automation have contributed to a consolidation among shellers across all nut types, especially peanuts and pecans.
The Company sponsors a seed exchange program under which it provides peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock inshell peanuts at harvest. Approximately 79% of the farmer stock peanuts purchased by the Company in fiscal 2005 were grown from seed provided by the Company. The Company also contracts for the growing of a limited number of generations of peanut seeds to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing.
The availability and cost of raw materials for the production of the Company’s products, including peanuts, pecans, walnuts, almonds, other nuts, roasting oil, sugar, dried fruit, coconut and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company’s control, such as weather conditions and plant diseases. These fluctuations can adversely impact the Company’s profitability. Additionally, the supply of edible nuts and other raw materials used in the Company’s products could be reduced upon a determination by the USDA or any other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.
Due, in part, to the seasonal nature of the industry, the Company maintains significant inventories of peanuts, pecans, walnuts and almonds at certain times of the year, especially in the second and third quarters of the Company’s fiscal year. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of the Company’s inventory and thus the Company’s gross profit and gross profit margin. See “Introduction”, “Fiscal 2005 Compared to Fiscal 2004 — Gross Profit” and “Fiscal 2004 Compared to Fiscal 2003 — Gross Profit” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
The Company purchases other inventory items, such as roasting oils, seasonings, glass jars, plastic jars, labels, composite cans and other packaging materials, from third parties.
     (viii) Trademarks and Patents
The Company markets its products primarily under private labels and the Fisher, Evon’s, Sunshine Country, Flavor Tree, Texas Pride and Tom Scott brand names, which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other jurisdictions. The Company also owns several patents of various durations. The Company expects to continue to renew for the foreseeable future those trademarks that are important to the Company’s business.
     (ix) Employees
As of June 30, 2005, the Company had approximately 1,740 active employees, including approximately 180 corporate staff employees and 1,560 production and distribution employees. The Company’s labor requirements typically peak during the last quarter of the calendar year, at which time temporary labor is generally used to supplement the full-time work force.

     (x) Seasonality
The Company’s business is seasonal. Demand for peanut and other nut products is highest during the months of October, November and December. Peanuts, pecans, walnuts and almonds, the Company’s principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, the Company’s personnel requirements rise during the last four months of the calendar year. This seasonality also impacts capacity utilization at the Company’s Chicago area facilities, with these facilities routinely operating at full capacity during the last four months of the calendar year. The Company’s working capital requirements generally peak during the third quarter of the Company’s fiscal year. See Item 8 — “Financial Statements and Supplementary Data” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction”.
     (xi) Backlog
Because the time between order and shipment is usually less than three weeks, the Company believes that backlog as of a particular date is not indicative of annual sales.
     (xii) 2002 Farm Bill
The Farm Security and Rural Investment Act of 2002 (the “2002 Farm Bill”) terminated the federal peanut quota program beginning with the 2002 crop year. Under the former federal peanut quota program, the Company was required by the U.S. government to pay a minimum price for peanuts, most recently $610 per ton. The 2002 Farm Bill replaced the federal peanut quota program with a fixed payment system through the 2007 crop year that can be either coupled or decoupled. A coupled system is tied to the actual amount of production, while a decoupled system is not. The series of loans and subsidies established by the 2002 Farm Bill is similar to the systems used for other crops such as grains and cotton. To compensate farmers for the elimination of the peanut quota, the 2002 Farm Bill provides a buy-out at a specified rate for each pound of peanuts that had been in that farmer’s quota under the prior program. This buy-out price has been lower than the support price in effect under the former peanut quota program since the 2002 Farm Bill was enacted. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price.
The termination of the federal peanut quota program resulted in a decrease in the Company’s cost for peanuts, beginning in fiscal 2003, due to the elimination of the support price, thus increasing the gross profit and gross profit margin on peanut sales. This positive effect on the Company’s gross margin was partially offset by a decrease in peanut selling prices. There are no assurances that selling prices for peanuts will not be adversely affected in the future or that the termination of the federal peanut quota program will not have an adverse effect on the Company’s gross profit and gross profit margin.
     (xiii) Operating Hazards and Uninsured Risks
The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. Although the Company maintains rigid quality control standards, inspects its products by visual examination, metal detectors or electronic monitors at various stages of its shelling and processing operations for all of its nut and other food products, permits the USDA to inspect all lots of peanuts shipped to and from the Company’s peanut shelling facilities, and complies with the Nutrition Labeling and Education Act by labeling each product that it sells with labels that disclose the nutritional value and content of each of the Company’s products, no assurance can be given that some nut or other food products sold by the Company may not contain or develop harmful substances. The Company currently maintains product liability insurance of $1 million per occurrence and umbrella coverage of up to $50 million which management and the Company’s insurance carriers believe to be adequate.

Item 2 — Properties
The Company presently owns or leases seven principal production facilities. Two of these facilities are located in Elk Grove Village, Illinois. The first Elk Grove Village facility, the Busse Road facility, serves as the Company’s corporate headquarters and main processing facility and is owned in part by the Company and in part by a related party partnership (See footnote 1 in the table below). The other Elk Grove Village facility is located on Arthur Avenue adjacent to the Busse Road facility. The remaining principal production facilities are located in Bainbridge, Georgia; Garysburg, North Carolina; Selma, Texas; Gustine, California; and Arlington Heights, Illinois. The Company also leases warehousing facilities in Des Plaines, Illinois and Elk Grove Village, Illinois. In addition, the Company operates thrift stores out of the Busse Road facility and the Des Plaines facility, and owns one retail store and leases three additional retail stores in the Chicago area. The Company also leases space in public warehouse facilities in various states.
The Company believes that its facilities are generally well maintained and in good operating condition.
a. Principal Facilities
The following table provides certain information regarding the Company’s principal facilities:

				Date Company
		Type		Constructed,
	Square	of	Description of	Acquired or First
Location	Footage	Interest	Principal Use	Occupied
Elk Grove Village, Illinois(1) (Busse Road facility)	300,000	Leased/ Owned	Processing, packaging, warehousing, distribution, corporate offices and thrift store	1981

Elk Grove Village, Illinois (Arthur Avenue facility)	83,000	Owned	Processing, packaging, warehousing and distribution	1989

Des Plaines, Illinois(2)	68,000	Leased	Warehousing and thrift store	1974

Bainbridge, Georgia(3)	245,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987

Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1994

Selma, Texas	300,000	Owned	Pecan shelling, processing, packaging, warehousing and distribution	1992

				Date Company
		Type		Constructed,
	Square	of	Description of	Acquired or First
Location	Footage	Interest	Principal Use	Occupied
Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993

Arlington Heights, Illinois(4)	83,000	Owned	Processing, packaging, warehousing and distribution	1994

Elk Grove Village, Illinois(5) (2400 Arthur facility)	230,000	Leased	Distribution	2003

Elk Grove Village, Illinois(6) (1951 Arthur facility)	68,000	Leased	Warehousing	2004

Elgin, Illinois(7) (Elgin Office Building)	400,000	Owned	Rental property	2005

Elgin, Illinois(8) (Elgin Warehouse Building)	653,000	Owned	Future processing, packaging, warehousing, distribution and corporate offices	2005
(1)	Approximately 240,000 square feet of the Busse Road facility is leased from the Busse Land Trust under a lease that expires on May 31, 2015. Under the terms of the lease, the Company has a right of first refusal and a right of first offer with respect to this portion of the Busse Road facility. The remaining 60,000 square feet of space at the Busse Road facility (the “Addition”) was constructed by the Company in 1994 on property owned by the Busse Land Trust and on property owned by the Company. Accordingly, (i) the Company and the Busse Land Trust entered into a ground lease with a term beginning January 1, 1995 pursuant to which the Company leases from the Busse Land Trust the land on which a portion of the Addition is situated (the “Busse Addition Property”), and (ii) the Company, the Busse Land Trust and the sole beneficiary of the Busse Land Trust entered into a party wall agreement effective as of January 1, 1995, which sets forth the respective rights and obligations of the Company and the Busse Land Trust with respect to the common wall which separates the existing Busse Road facility and the Addition. The ground lease has a term that expires on May 31, 2015 (the same date on which the Company’s lease for the Busse Road facility expires). The Company has an option to extend the term of the ground lease for one five-year term, an option to purchase the Busse Addition Property at its then appraised fair market value at any time during the term of the ground lease, and a right of first refusal with respect to the Busse Addition Property. The Busse Road facility is anticipated to be sold in fiscal 2006 to a third party and leased back by the Company for the time necessary to move operations to the Current Site. See “Compensation Committee Interlocks, Insider Participation and Certain Transactions — Lease Arrangements” contained in the Company’s Proxy Statement for the 2005 Annual Meeting.

(2)	The Des Plaines facility is leased under a lease that expires on October 31, 2010. The Des Plaines facility is also subject to a mortgage securing a loan from an unrelated third party lender to the related party lessor in the original principal amount of approximately $1.6 million. The rights of the Company under the lease are subject and subordinate to the rights of the lender. Accordingly, a default by the lessor under the loan could result in foreclosure on the facility and thereby adversely affect the Company’s leasehold interest. The Des Plaines facility is anticipated to be sold in fiscal 2006. See “Compensation Committee Interlocks, Insider Participation and Certain Transactions — Lease Arrangements” contained in the Company’s Proxy Statement for the 2004 Annual Meeting.

(3)	The Bainbridge facility is subject to a mortgage and deed of trust securing $6.19 million (excluding accrued and unpaid interest) in industrial development bonds. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

(4)	The Arlington Heights facility is subject to a mortgage dated September 27, 1995 securing a loan of $2.5 million with a maturity date of October 1, 2015. It is anticipated that the Arlington Heights facility will be sold in fiscal 2006 and leased back to the Company for the time necessary to move operations to the Current Site.

(5)	The Company has notified the lessor of the 2400 Arthur facility that the Company is exercising its right to terminate the lease effective March 31, 2006.

(6)	The 1951 Arthur facility is leased under a lease that expires on September 30, 2006 with an option for the Company to terminate the lease at March 31, 2006 if notification occurs by September 30, 2005.

(7)	The Elgin Office Building was acquired in April 2005 in combination with the acquisition of the Current Site. 41.5% of the Elgin Office Building is being leased back to the seller for three years, with options for an additional seven years. The remaining portion of the office building may be leased to third parties; however, further capital expenditures, such as for increased parking availability, will be necessary to lease a substantial portion of the remaining space.

Prior to the acquisition of the Current Site, the Company acquired another parcel of land in Elgin, Illinois in connection with the facility consolidation project. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction”.

(8)	The Elgin Warehouse Building was acquired in April 2005 and will be modified and expanded to the Company’s specifications.
b. Manufacturing Capability, Utilization, Technology and Engineering
The Company’s principal production facilities are equipped with modern processing and packaging machinery and equipment.
The physical structure and the layout of the production line at the Busse Road facility were designed so that peanuts and other nuts can be processed, jarred and packed in cases for distribution on a completely automated basis. The facility also has production lines for chocolate chips, candies, peanut butter and other products processed or packaged by the Company.
The Selma facility contains the Company’s automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. For fiscal 2005, the Company processed approximately 70 million inshell pounds of pecans at the Selma, Texas facility.
The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to the Company’s customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2005, the Bainbridge facility shelled approximately 92 million inshell pounds of peanuts.
The Garysburg facility has the capacity to process approximately 70 million inshell pounds of farmer stock peanuts annually. For fiscal 2005, the Garysburg facility processed approximately 31 million pounds of inshell peanuts.
The Gustine facility is used for walnut shelling, walnut and almond processing, warehousing and distribution. This facility has the capacity to shell in excess of 50 million inshell pounds of walnuts annually. For fiscal 2005, the Gustine facility shelled approximately 49 million inshell pounds of walnuts. The Gustine facility has the capacity to process in excess of 50 million pounds of almonds annually. For fiscal 2005, the

Gustine facility processed approximately 30 million pounds of almonds.
The Arlington Heights facility is used for the production and packaging of the majority of the Company’s Fisher Nut products, the “stand-up pouch” packaging for its Flavor Tree brand products and for the production and packaging of the Company’s sunflower seeds. The Arlington Heights facility is well utilized.
c. Facility Consolidation Project
The possibility of continued growth at current levels, and the seasonality of the Company’s business that has caused full-capacity utilization rates at the Company’s Chicago area facilities, has led the Company to explore additional means of expanding its production capacity and enhancing its operational efficiency. As a result, the Company is consolidating its six Chicago area facilities into a single location through the construction of a new production facility in Elgin, Illinois. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures and — Capital Resources”.
This facility consolidation project is anticipated to achieve two primary objectives. First, the consolidation is intended to generate cost savings through the elimination of redundant costs and improvements in manufacturing efficiencies. Second, the new facility is expected to initially increase production capacity by 25% to 40% and would provide substantially more square footage than the aggregate space now available in the Company’s existing Chicago area facilities to support future growth in the Company’s business.
The Company has recently broken ground at the Current Site. It is anticipated that the project will be completely placed in service by December 2008. The total additional cost of the project (above the $48.0 million acquisition cost) is estimated to be between $40 and $50 million, which will be financed through the Bank Credit Facility, proceeds from the sale of existing facilities and available cash flow from operations. Although the Company currently believes the new facility would be accretive within three to four years of groundbreaking, there can be no assurances as to the timing or the impact on the Company’s net income. See “Factors That May Affect Future Results — Risks and Uncertainties Regarding Facility Consolidation Project.”
Item 3 — Legal Proceedings
On June 17, 2003, the Company received a subpoena for the production of documents and records from a grand jury in connection with an investigation of a portion of the peanut shelling industry by the Antitrust Division of the United States Department of Justice. The Company believes the investigation relates to procurement pricing practices, but it could concern other or additional business practices. The Company has responded to the subpoena and has produced documents to the Department of Justice, and two employees of the Company have appeared before the grand jury. The investigation, of which the Company and the employees are subjects, is on-going. The investigation may have a material adverse effect on the Company’s business, financial condition and results of operations, and on the peanut shelling industry.
The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.
Item 4 — Submission of Matters to a Vote of Security Holders
No matter was submitted during the fourth quarter of fiscal 2005 to a vote of security holders, through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Company’s annual meeting of stockholders to be held on October 25, 2005:
Jasper B. Sanfilippo, Chairman of the Board and Chief Executive Officer, age 74 — Mr. Sanfilippo has been employed by the Company since 1953. Mr. Sanfilippo served as the Company’s President from 1982 to December 1995 and was the Company’s Treasurer from 1959 to October 1991. He became the Company’s Chairman of the Board and Chief Executive Officer in October 1991 and has been a member of the Company’s Board of Directors since 1959. Mr. Sanfilippo was also a member of the Company’s Compensation Committee until April 28, 2004 (when that committee was terminated and its responsibilities assumed by the Compensation, Nominating and Corporate Governance Committee) and the Stock Option Committee until February 27, 1997 (when that Committee was disbanded).
Mathias A. Valentine, President, age 72 — Mr. Valentine has been employed by the Company since 1960 and was named its President in December 1995. He served as the Company’s Secretary from 1969 to December 1995, as its Executive Vice President from 1987 to October 1991 and as its Senior Executive Vice President and Treasurer from October 1991 to December 1995. He has been a member of the Company’s Board of Directors since 1969. Mr. Valentine was also a member of the Company’s Compensation Committee until April 28, 2004 (when that committee was terminated and its responsibilities assumed by the Compensation, Nominating and Corporate Governance Committee) and the Stock Option Committee until February 27, 1997 (when that Committee was disbanded).
Michael J. Valentine, Executive Vice President Finance, Chief Financial Officer and Secretary, age 46 — Mr. Valentine has been employed by the Company since 1987 and in January 2001 was named its Executive Vice President Finance, Chief Financial Officer and Secretary. Mr. Valentine served as the Company’s Senior Vice President and Secretary from August 1999 to January 2001. Mr. Valentine has been a member of the Company’s Board of Directors since April 1997. Mr. Valentine served as the Company’s Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for the Company from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include the Company’s peanut operations, including sales and procurement, and contract packaging business.
Jeffrey T. Sanfilippo, Executive Vice President Sales and Marketing, age 42 — Mr. Sanfilippo has been employed by the Company since 1991 and in January 2001 was named its Executive Vice President Sales and Marketing. Mr. Sanfilippo served as the Company’s Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of the Company’s Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995. He served as Vice President Sales and Marketing from October 1995 to August 1999.
Jasper B. Sanfilippo, Jr., Executive Vice President of Operations and Assistant Secretary, age 37 — Mr. Sanfilippo became a member of the Company’s Board of Directors in December 2003. Mr. Sanfilippo has been employed by the Company since 1992 and in 2001 was named Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995. He became the Company’s Senior Vice President Operations in August 1999 and served as Vice President Operations between December 1995 and August 1999. Prior to that, Mr. Sanfilippo was the General Manager of the Company’s Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in the Company’s Financial Relations Department. Mr. Sanfilippo is responsible for the Company’s non-peanut shelling operations, including plant operations and procurement.
James A. Valentine, Executive Vice President Information Technology, age 41 — Mr. Valentine has been employed by the Company since 1986 and in August 2001 was named Executive Vice President Information Technology. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000.

James M. Barker, Senior Vice President Sales and Marketing, age 40 — Mr. Barker has been employed by the Company since 1996 and in March 2001 was named Senior Vice President Sales and Marketing. He served as Vice President of Sales and Marketing from December 1998 to March 2001, Vice President of Marketing from December 1996 to December 1998 and Director of Marketing from January 1996 to December 1996.
William R. Pokrajac, Vice President of Finance, age 51 — Mr. Pokrajac has been with the Company since 1985 and was named Vice President of Finance and Controller in August 2001. He served as the Company’s Controller from 1987 to August 2003. Mr. Pokrajac is responsible for the Company’s accounting and inventory control functions.
Walter R. Tankersley, Jr., Senior Vice President Industrial Sales, age 53 — Mr. Tankersley has been with the Company since 2002 as the Vice President of Industrial Sales, and was named Senior Vice President in August 2003. He was previously Director of Industrial Sales at Mauna Loa Macadamia Co. from September 2000 to December 2001 and Vice President of Sales and Marketing with the Young Pecan Company from November 1992 to August 2000.
Everardo Soria, Senior Vice President Pecan Operations and Procurement, age 48 — Mr. Soria has been with the Company since 1985. Mr. Soria was named Director of Pecan Operations in July 1995 and was named Vice President Pecan Operations and Procurement in January 2002. Mr. Soria was named Senior Vice President Pecan Operations and Procurement in August 2003. Mr. Soria is responsible for the procurement of pecans and for the shelling of pecans at the Company’s Selma, Texas facility.
Herbert J. Marros, Controller, age 47 — Mr. Marros has been with the Company since 1995 as Assistant Controller and was named Controller in August 2003. Mr. Marros is responsible for the Company’s financial reporting.
Charles M. Nicketta, Senior Vice President of Manufacturing, age 57 — Mr. Nicketta has been with the Company since 1983. Mr. Nicketta was named Director of Manufacturing in July 1985 and was named Vice President of Manufacturing in August 2001. Mr. Nicketta was named Senior Vice President of Manufacturing in August 2004. Mr. Nicketta is responsible for the Company’s production design, engineering and facilities expansion.
On August 25, 2005, the Company’s Compensation, Nominating and Corporate Governance Committee approved a Supplemental Retirement Plan (the “SERP”) to cover certain executive officers of the Company. The purpose of the SERP is to provide an unfunded, non-qualified deferred compensation monthly benefit upon retirement, disability or death to a select group of management and key employees of the Company. The monthly benefit is based upon each individual’s earnings and his number of years of service. The Company expects the annual expense of the SERP to be $2.2 million for fiscal 2006.
RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS
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
PART II
Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters
The Company has two classes of stock: Class A Common Stock (“Class A Stock”) and Common Stock. The holders of Common Stock are entitled to elect 25% of the members of the Board of Directors, rounded up to the nearest whole number, and the holders of Class A Stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, the holders of Common Stock are entitled to one vote per share while the holders of Class A Stock are entitled to ten votes per share. The Company’s Class A Stock is not registered under the Securities Act of 1933 and there is no established public trading market for the Class A Stock. However, each share of Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Company’s Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.
The Common Stock of the Company is quoted on the NASDAQ National Market and its trading symbol is “JBSS”. The following tables set forth, for the quarters indicated, the high and low reported last sales prices for the Common Stock as reported on the NASDAQ national market.

	Price Range of
	Common Stock
Year Ended June 30, 2005	High	Low
4th Quarter	$24.65	$20.20
3rd Quarter	$26.80	$22.87
2nd Quarter	$26.20	$15.60
1st Quarter	$29.08	$22.36

	Price Range of
	Common Stock
Year Ended June 24, 2004	High	Low
4th Quarter	$37.85	$23.20
3rd Quarter	$54.90	$32.17
2nd Quarter	$50.20	$21.00
1st Quarter	$21.64	$12.50
As of September 2, 2005, there were approximately 78 holders and 16 holders of record of the Company’s Common Stock and Class A Stock, respectively.
Under the Company’s Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on the Company’s common equity.
No dividends have been declared since 1995. The Company does not expect to pay any cash dividends in the foreseeable future because cash flow from operations will be used to finance future growth, including its facility consolidation project. In addition, the Company’s current financing agreements restrict the payment of annual dividends to amounts specified in the loan agreements. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

For purposes of the calculation of the aggregate market value of the Company’s voting stock held by nonaffiliates of the Company as set forth on the cover page of this Report, the Company did not consider any of the siblings of Jasper B. Sanfilippo, or any of the lineal descendants (all of whom are adults and some of whom are employed by the Company) of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are executive officers of the Company) as an affiliate of the Company. See “Compensation Committee Interlocks, Insider Participation and Certain Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement for the 2005 Annual Meeting and “Executive Officers of the Registrant — Relationships Among Certain Directors and Executive Officers” appearing immediately after Part I of this Report.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table summarizes the Company’s equity compensation plans as of June 30, 2005:

Number of
securities
remaining available
for future issuance
under equity
compensation plans
	Number of		(excluding
	securities to be	Weighted average	securities
	issued upon	exercise price of	reflected in the
	exercise of options	outstanding options	first column)
Equity compensation plans approved by stockholders	314,190	$12.37	221,500

Equity compensation plans not approved by stockholders	—	—	—

Total	314,190	$12.37	221,500

Item 6 — Selected Financial Data
The following historical consolidated financial data as of and for the years ended June 30, 2005, June 24, 2004, June 26, 2003, June 27, 2002 and June 28, 2001 were derived from the Company’s consolidated financial statements. The financial data should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The information below is not necessarily indicative of the results of future operations. No dividends have been declared since 1995.
Statement of Operations Data: ($ in thousands, except per share data)

			Year Ended
	June 30,	June 24,	June 26,	June 27,	June 28,
	2005	2004	2003	2002	2001
Net sales	$581,729	$520,811	$419,677	$352,799	$342,357
Cost of sales	503,300	428,967	346,755	294,999	283,052

Gross profit	78,429	91,844	72,922	57,800	59,305
Selling and administrative expenses	51,842	50,780	44,093	39,898	38,904

Income from operations	26,587	41,064	28,829	17,902	20,401
Interest expense	(3,998)	(3,434)	(4,681)	(5,757)	(8,365)
Debt extinguishment fees	—	(972)	—	—	—
Rental and miscellaneous income, net	1,179	440	486	590	622

Income before income taxes	23,768	37,098	24,634	12,735	12,658
Income tax expense	9,269	14,468	9,607	5,044	5,063

Net income	$14,499	$22,630	$15,027	$7,691	$7,595

Basic earnings per common share	$1.37	$2.35	$1.63	$0.84	$0.83
Diluted earnings per common share	$1.35	$2.32	$1.61	$0.84	$0.83
Balance Sheet Data: ($ in thousands)

	June 30,	June 24,	June 26,	June 27,	June 28,
	2005	2004	2003	2002	2001
Working capital	$137,764	$122,854	$75,182	$67,645	$55,055
Total assets	394,472	246,934	223,727	206,815	211,007
Long-term debt, less current maturities	67,002	12,620	29,640	40,421	39,109
Total debt	144,174	19,166	70,118	69,623	89,307
Stockholders’ equity	196,175	181,360	118,781	102,060	94,346
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The sales growth the Company has achieved in recent years continued through fiscal 2005. Net sales increased 11.7% to $581.7 million in fiscal 2005 from $520.8 million in fiscal 2004 due mainly to higher average selling prices. Sales volume, measured in terms of pounds shipped, was virtually unchanged in fiscal 2005 when compared to fiscal 2004 and would have declined slightly considering that fiscal 2005 contained an additional week. Net income declined to $14.5 million in fiscal 2005 compared to $22.6 million in fiscal 2004. The decrease, which occurred in the first half of fiscal 2005 when compared to the first half of fiscal 2004, occurred primarily due to the increased cost of tree nuts, especially pecans and almonds.
While the Company believes that growth in the nut sales category in the consumer distribution channel will continue due to the growing awareness of the health benefits of nuts, the rate of category growth has declined in fiscal 2005. Also, the percentage of private label dollar sales to total nut category dollar sales has decreased as the price differential between private label and branded products has decreased. This trend has helped the Company’s sales of its Fisher brand, but has negatively impacted the Company’s private label business. Opportunities for sales growth in the industrial and food service distribution channels remain strong due to the increased usage of nuts as ingredients in items such as cereals and nutrition bars and in recipes.
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
The Company’s gross profit margin was 13.5% in fiscal 2005, compared to 17.6% in fiscal 2004. The decrease is primarily attributable to the increase in commodity costs. Based on spot and forward market prices over the past two to three months, the Company believes that the commodity costs for tree nuts have now stabilized, with the exception of almonds, and may decline for certain tree nuts.
Almond sales had a negative impact on the Company’s profitability during the first twenty-six weeks of fiscal 2005, particularly during the first quarter of fiscal 2005. The Company was required to purchase almonds in the spot market during the first quarter of fiscal 2005 to fulfill its industrial sales contracts, as its supply of higher quality and lower cost almonds purchased from growers during the 2003 crop year was exhausted. Additionally, the final settlement cost to growers for the 2003 crop year, which was determined during the first quarter of fiscal 2005, was higher than anticipated. During the second quarter of fiscal 2005, the Company completed deliveries on the majority of industrial sales contracts that were priced based on prior crop year costs. Industrial almond sales during the last half of fiscal 2005 were priced in line with expected 2004 crop year costs.
Pecan sales also had a negative impact on the Company’s profitability during the second and third quarters of fiscal 2005 as the cost of pecans increased dramatically. The unit cost of inshell pecans for the current crop year almost doubled from the unit cost for the prior crop year. The Company had to fulfill remaining industrial sales contracts during the second quarter of fiscal 2005. Since these contracts were priced based on costs from the prior crop year, the Company absorbed negative margins on these sales and recorded a $0.8 million adjustment during the second quarter of fiscal 2005 to recognize losses on future shipments of outstanding contract balances at December 23, 2004. The remaining balances on these contracts did ship during the third quarter of fiscal 2005, and generated no gross profit. Pecan sales in the consumer distribution channel also had a negative effect on the Company’s profitability during the second and third quarters of fiscal 2005 because significant increases in pecan costs could not be passed on immediately to all customers; however, all price increases were instituted by January 2005.
Selling and administrative expenses decreased to 8.9% of net sales for fiscal 2005 compared to 9.8% of net sales for fiscal 2004. This decrease was due primarily to the fixed nature of certain of these expenses in relation to a larger revenue base. The increase of $1.1 million in selling and administrative expenses for fiscal 2005 compared to fiscal 2004 was due primarily to increases in freight, advertising and corporate governance expenses, offset partially by a reduction in incentive compensation. No bonuses were awarded for fiscal 2005 under the Company’s incentive compensation program, as the minimum earnings level was not achieved.
The possibility of growth above current levels, and the seasonality of the Company’s business that has caused full-capacity utilization rates at the Company’s Chicago area facilities, led the Company to explore additional means of expanding its production capacity and enhancing its operations efficiency. As a result, the Company will consolidate its six Chicago area facilities into a single location in Elgin, Illinois. Of the six current facilities, two facilities and approximately 20% of a third facility are owned by the Company. Eighty percent of the third facility, and a fourth facility, are leased by the Company from certain partnerships owned by executive officers and directors of the Company. The remaining two facilities are leased by the Company from independent third parties.

On April 15, 2005, the Company closed on the $48.0 million purchase of the Current Site with the final $46.0 million paid using available funds under the Bank Credit Facility. The Current Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller for a three year period, with options for an additional seven years. The remaining portion of the office building may be leased to third parties. The 653,302 square foot warehouse building is being expanded to approximately 1,000,000 square feet and will be modified to accommodate the Company’s needs. Groundbreaking for the expansion occurred in August 2005. The construction is expected to be completed in the first half of calendar 2006. The Company’s existing Chicago area operations will be moved to the Current Site on a gradual basis. New machinery and equipment will also be installed at the Current Site. The Company performed an analysis of its existing assets at its Chicago locations. The remaining depreciation period will be reduced for those assets which are not expected to be transferred to the Current Site. The Company currently anticipates that operations will be fully integrated into the Current Site in December 2008. Total additional expenditures for the facility consolidation project are estimated to be approximately $40 — $50 million, which will be financed through the Bank Credit Facility, available cash flow from operations, proceeds from the sale of existing facilities and rental income from the office building at the Current Site. The Bank Credit Facility expires on May 31, 2006. While the Company is currently negotiating with its lenders under the Bank Credit Facility and fully expects to extend the Bank Credit Facility, no assurances can be made that the Bank Credit Facility will be extended. See “Factors That May Affect Future Results — Risks and Uncertainties Regarding Facility Consolidation Project.”
This facility consolidation project is anticipated to achieve two primary objectives. First, the consolidation is intended to generate cost savings through the elimination of redundant costs, such as interplant freight, and improvements in manufacturing efficiencies. Second, the new facility is expected to initially increase production capacity by 25% to 40% and to provide substantially more square footage than the aggregate space now available in the Company’s existing Chicago area facilities to support future growth in the Company’s business. The facility consolidation project will allow the Company to pursue certain new business opportunities that currently are not available due to the lack of production capacity.
The Company, along with related party partnerships that own a portion of the Company’s existing Chicago area facilities, has begun the process of selling these facilities. The Company intends to lease back from the ultimate purchasers that portion of the facilities that are necessary to run the Company’s business while the facility consolidation project is completed in Elgin. The Company estimates that these sale and leaseback transactions will be consummated during the first half of fiscal 2006. Based upon initial bids received, the Company believes that proceeds received from the sales will exceed the Company’s carrying value of these assets. The Company’s Board of Directors has appointed an independent committee to explore alternatives with respect to the Company’s existing leases for the properties owned by the related party partnerships. The Company may be required to incur costs and/or enter into other arrangements with the related party partnerships in this regard, however, the amount of any such costs or the nature of any such arrangements have not been determined.
Prior to acquiring the Current Site, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provides for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations, subject to final notification from the State of Illinois, under the Development Agreement during fiscal 2005. The Company’s costs under the Development Agreement totaling $6.8 million are recorded as “Other Assets” at June 30, 2005. The Company is currently negotiating with the City of Elgin for a possible transfer of title to the Company from the City of Elgin, after which time the Original Site would be marketed to potential buyers. The Company performed a review for realization of the carrying value under the Development Agreement, and concluded that no adjustment of the carrying value was required.
In order to finance a portion of the Company’s facility consolidation project and to provide for the Company’s general working capital needs, the Company received $65.0 million pursuant to a note purchase agreement (the “Note Agreement”) entered into on December 16, 2004 with various lenders.

Under the terms of the Note Agreement, the notes have a maturity of ten years, bear interest at a fixed 4.67% annual rate and are required to be repaid in equal semi-annual principal payments of $3.6 million beginning on June 1, 2006. The proceeds from this financing were used to reduce the Company’s outstanding obligations under the Bank Credit Facility in order to fund the procurement of inventories during the third quarter of fiscal 2005 and the $48 million purchase of the Current Site.
The Company’s business is seasonal. Demand for peanut and other nut products is highest during the months of October, November and December. Peanuts, pecans, walnuts and almonds, the Company’s principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, the Company’s personnel requirements rise during the last four months of the calendar year. This seasonality also impacts capacity utilization at the Company’s Chicago area facilities, with these facilities routinely operating at full capacity during the last four months of the calendar year. The Company’s working capital requirements generally peak during the third quarter of the Company’s fiscal year.
The Company faces a number of challenges in the future. The Company’s Chicago area processing facilities operate at full capacity at certain times during the year. If the Company experiences growth in unit volume sales, it could exceed its capacity to meet the demand for its products, especially prior to the completion of the facility consolidation project. The Company faces potential disruptive effects on its business, such as cost overruns for the construction of the new facility or business interruptions that may result from the transfer of production to the new facility. In addition, the Company will continue to face the ongoing challenges of its business such as food safety and regulatory issues, the antitrust investigation of a portion of the peanut shelling industry and the maintenance and growth of its customer base. See “Factors That May Affect Future Results.”
Total inventories were approximately $217.6 million at June 30, 2005, an increase of $90.2 million, or 70.7%, over the balance at June 24, 2004. This increase is due primarily to higher costs of tree nuts. Quantities on hand, measured in terms of pounds, also increased at June 30, 2005 when compared to June 24, 2004, due primarily to increases in peanuts, almonds, walnuts and cashews. Net accounts receivable were approximately $39.0 million at June 30, 2005, an increase of approximately $3.5 million, or 9.7%, over the balance at June 24, 2004. This increase is due primarily to higher monthly sales in June 2005 than in June 2004.
The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2005, however, contained fifty-three weeks, with the fourth quarter containing fourteen weeks. References herein to fiscal 2005 are to the fiscal year ended June 30, 2005. References herein to fiscal 2004 are to the fiscal year ended June 24, 2004. References herein to fiscal 2003 are to the fiscal year ended June 26, 2003. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and its previously wholly owned subsidiary, JBS International, Inc., which was dissolved in November 2004.
Results of Operations
The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase of such items from fiscal 2004 to fiscal 2005 and from fiscal 2003 to fiscal 2004.

	Percentage of Net Sales			Percentage Increase(Decrease)
	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2005 vs. 2004	Fiscal 2004 vs. 2003
Net sales	100.0%	100.0%	100.0%	11.7%	24.1%
Gross profit	13.5	17.6	17.4	(14.6)	25.9
Selling expenses	6.8	7.2	8.0	5.7	11.3
Administrative expenses	2.1	2.6	2.5	(7.9)	27.4
Income from operations	4.6	7.9	6.9	(35.3)	42.4

Fiscal 2005 Compared to Fiscal 2004
Net Sales. Net sales increased to approximately $581.7 million for fiscal 2005 from approximately $520.8 million for fiscal 2004, an increase of approximately $60.9 million or 11.7%. The increase in net sales was due primarily to higher prices related to higher commodity costs, especially for almonds and pecans. Also, fiscal 2005 contained fifty-three weeks whereas fiscal 2004 contained fifty-two-weeks. Unit volume, measured in terms of pounds shipped, was virtually the same in fiscal 2005 and fiscal 2004, and would have decreased slightly if not for the extra week in fiscal 2005.
Unit volume sales increased by 13.3% in the food service distribution channel and by 27.4% in the contract packaging distribution channel, but decreased by 3.5% in the consumer distribution channel and by 6.4% in the industrial distribution channel. Unit volume sales in the export distribution channel were virtually unchanged in fiscal 2005 when compared to fiscal 2004. Food service volume increased due primarily to: (i) higher airline sales; (ii) sales to new customers; and (iii) expanded sales to existing customers. Contract packaging volume increased significantly due to the introduction of new products and the expansion of business with a major customer. Consumer distribution channel volume decreased, due primarily to lower promotional activity for Fisher peanut products at a major customer during the first half of fiscal 2005 and lost business with private label customers that would not accept price increases. Sales volume in the industrial distribution channel decreased due primarily to lower peanut sales as fiscal 2004 contained non-recurring significant sales of peanuts to other peanut shellers.
The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

Distribution Channel	Fiscal 2005		Fiscal 2004
Consumer	$298,298	51.3%	$289,586	55.6%
Industrial	132,900	22.8	110,813	21.3
Food Service	61,294	10.5	48,969	9.4
Contract Packaging	45,181	7.8	33,074	6.3
Export	44,056	7.6	38,369	7.4

Total	$581,729	100.0%	$520,811	100.0%

The following table shows an annual comparison of sales by product type as a percentage of total gross sales. The table is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts are not allocable to product type.

Product Type	Fiscal 2005	Fiscal 2004
Peanuts	22.4%	24.9%
Pecans	23.3	20.1
Cashews & Mixed Nuts	22.7	22.7
Walnuts	9.4	9.9
Almonds	13.5	12.3
Other	8.7	10.1

Total	100.0%	100.0%

Gross Profit. Gross profit in fiscal 2005 decreased 14.6% to $78.4 million from approximately $91.8 million for fiscal 2004. Gross profit margin decreased to 13.5% for fiscal 2005 from 17.6% for fiscal 2004. Several factors led to the decrease in gross profit margin. Industrial sales are typically sold under calendar year fixed price contracts. Thus, industrial sales in the first half of fiscal 2005 that were priced based on prior year crop costs were fulfilled with current crop costs that were significantly higher, especially for pecans and almonds. Also, price increases in the consumer distribution channel due to the higher commodity costs were not fully instituted until the third quarter of fiscal 2005. Other contributing factors leading to the decrease in gross profit margin include: (i) contract packaging sales, which generally carry lower gross margins than the Company’s overall gross margins, accounting for a greater percentage of sales in fiscal 2005 than fiscal 2004; (ii) unfavorable almond processing variances generated from the use of low quality almonds that were required to be purchased during the first quarter of fiscal 2005 to fulfill contracts; (iii) a higher than anticipated final settlement of $1.2 million with almond growers for the 2003 crop year; and (iv) the scrapping of $0.4 million of certain obsolete packaging materials in fiscal 2005.
Selling and Administrative Expenses. Selling and administrative expenses as a percentage of net sales decreased to 8.9% for fiscal 2005 from 9.8% for fiscal 2004. Selling expenses as a percentage of net sales decreased to 6.8% for fiscal 2005 from 7.2% for fiscal 2004. This decrease was due primarily to the fixed nature of certain of these expenses relative to a larger revenue base. The approximately $2.1 million increase in selling expenses for fiscal 2005 compared to fiscal 2004 was due primarily to higher freight and advertising costs of $2.1 million and $0.6 million, respectively, offset partially by a $1.1 million decrease in incentive compensation. Administrative expenses as a percentage of net sales decreased slightly to 2.1% for fiscal 2005 from 2.6% for fiscal 2004. The $1.1 million decrease in administrative expenses was due primarily to lower incentive compensation expenses of $2.7 million. No bonuses were paid for fiscal 2005 under the Company’s incentive compensation program since the minimum earnings per share level was not attained. Partially offsetting the decrease in incentive compensation costs was an increase in professional expenses of $0.7 million related primarily to corporate governance expenses.
Income from Operations. Due to the factors discussed above, income from operations decreased to approximately $26.6 million, or 4.6% of net sales, for fiscal 2005 from approximately $41.1 million, or 7.9% of net sales, for fiscal 2004.
Interest Expense. Interest expense increased to approximately $4.0 million for fiscal 2005 from approximately $3.4 million for fiscal 2004. This increase was due primarily to the Company’s issuance on December 16, 2004, of $65.0 million of ten year notes bearing interest at a fixed rate of 4.67% under the Note Agreement to fund a portion of the Company’s facility consolidation project and for general working capital purposes. Average borrowings under the Bank Credit Facility also increased to finance the increased purchase of inventories. Also, the interest rate on the Bank Credit Facility increased in fiscal 2005 when compared to fiscal 2004 due to an increase in short-term interest rates.
Rental and Miscellaneous Income, Net. Net rental and miscellaneous income increased to $1.2 million for fiscal 2005 compared to $0.4 million for fiscal 2004. This increase is due to rental income received from the lease back of the Current Site to the seller. The office building at the Current Site is being leased for a minimum three year-period, with options for an additional seven years. The current monthly rental rate for the office building lease is $128 thousand per month. The warehouse building was leased back to the seller from April 15, 2005 to May 31, 2005 for $333 thousand per month. A separate portion of the warehouse building is being leased back to the seller for $43 thousand per month through September 2005.
Income Taxes. Income tax expense was approximately $9.3 million, or 39.0% of income before income taxes, for fiscal 2005, compared to approximately $14.5 million, or 39.0% of income before income taxes, for fiscal 2004.
Net Income. Net income was approximately $14.5 million, or $1.37 basic per common share ($1.35 diluted), for fiscal 2005, compared to approximately $22.6 million, or $2.35 basic per common share ($2.32 diluted), for fiscal 2004, due to the factors discussed above.
Fiscal 2004 Compared to Fiscal 2003
Net Sales. Net sales increased to approximately $520.8 million for fiscal 2004 from approximately $419.7 million for fiscal 2003, an increase of approximately $101.1 million or 24.1%. The increase in net sales was due primarily to higher unit volume sales in all of the Company’s distribution channels and across all major nut types. Unit volume increased approximately 13.0% for fiscal 2004 compared to fiscal 2003. The unit volume increases are attributable primarily to the growth of the industry as a whole due to the growing awareness of the health benefits of nuts and the current trend toward high protein/low carbohydrate diets. In addition to the overall growth of the nut industry, the Company was able to increase its sales to certain mass merchandisers. The Company’s focus on providing these customers with a broad-based portfolio of products, the increased shelf space for the Company’s products in their stores and the further leveraging of the Fisher brand name were also contributing factors to the Company’s growth in net sales. The remainder of the increase in net sales for fiscal 2004 compared to fiscal 2003 was due to higher average selling prices, primarily in the industrial and export distribution channels for most of the Company’s major nut types.
The Company experienced significant growth in most of its key distribution channels. The increase in net sales in the consumer distribution channel was due primarily to an increase in Fisher brand and private label business through the expansion of business to existing customers. A significant portion of this expansion in the distribution of Fisher products came from short-term promotional activity, which may not result in a permanent increase in net sales. This increase was driven by higher nut consumption and the Company’s increased Fisher brand marketing and promotions, especially in the Chicago area. The increase in net sales in the industrial distribution channel was due primarily to the increased usage of nuts as ingredients in food products such as cereals and food bars, and higher selling prices on fixed-price contracts due to higher commodity costs. The increase in net sales in the export distribution channel was due primarily to higher almond and pecan sales to the Asian and European markets. The increase in net sales in the food service distribution channel was due primarily to the food service industry rebounding from a decline in business during fiscal 2003. Net sales in the contract packaging distribution channel increased as new products were introduced by the Company’s larger customers in this channel.
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
The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

Distribution Channel	Fiscal 2004		Fiscal 2003
Consumer	$289,586	55.6%	$237,767	56.7%
Industrial	110,813	21.3	86,176	20.5
Food Service	48,969	9.4	36,755	8.8
Contract Packaging	33,074	6.3	26,195	6.2
Export	38,369	7.4	32,784	7.8

Total	$520,811	100.0%	$419,677	100.0%

The following table shows an annual comparison of sales by product type as a percentage of total gross sales. The table is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts are not allocable to product type.

Product Type	Fiscal 2004	Fiscal 2003
Peanuts	24.9%	25.3%
Pecans	20.1	17.7
Cashews & Mixed Nuts	22.7	24.1
Walnuts	9.9	10.9
Almonds	12.3	10.1
Other	10.1	11.9

Total	100.0%	100.0%

Gross Profit. Gross profit in fiscal 2004 increased 25.9% to approximately $91.8 million from approximately $72.9 million for fiscal 2003. Gross profit margin increased slightly to 17.6% for fiscal 2004 from 17.4% for fiscal 2003. The increase in gross profit margin was due primarily to: (i) the increase in unit volume as certain costs of sales are of a fixed nature, (ii) lower peanut costs in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, and (iii) better than anticipated results in the Company’s pecan shelling operation. These favorable results became apparent as the remaining balance of the 2002 pecan crop was shelled during the first quarter of fiscal 2004. Offsetting the increase in gross profit margin were certain factors that caused a decrease in gross profit margin for fiscal 2004 compared to fiscal 2003. These factors include: (i) significantly higher commodity costs, especially for almonds and purchased pecans which were not offset by price increases in the consumer distribution channel, (ii) lower margins on fixed-price industrial and export almond contracts as almond prices rose after certain contracts were priced, (iii) the necessity to purchase certain quantities of pecans and almonds on the spot market to fulfill customer requirements, (iv) an increase in workers’ compensation expense, and (v) an increase in the amount due to almond growers recorded in the first quarter of fiscal 2004 related to the final settlement of the 2002 almond crop. Typically, final prices for almonds are not determined until the first quarter of the Company’s fiscal year.
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

Liquidity and Capital Resources
General
The primary uses of cash are to fund the Company’s current operations, including its facility consolidation project, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those pertaining to the antitrust investigation of a portion of the peanut shelling industry or other litigation.
Cash flows from operating activities have historically been driven by net income but are also influenced by inventory balances, which can change based upon fluctuations in both quantities and market prices of the various nuts the Company sells. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash used in operating activities was approximately $57.4 million for fiscal 2005 compared to cash provided by operating activities of $20.2 million for fiscal 2004. The significant decrease in operating cash flow for fiscal 2005, when compared to fiscal 2004, was due primarily to the increase in purchases of inventories caused by higher tree nut prices in fiscal 2005 when compared to fiscal 2004. Nut purchases for fiscal 2005 compared to fiscal 2004 increased by 7.4% in terms of pounds, but 46.8% in terms of dollars.
The Company received $65.0 million of proceeds from the Note Agreement during the second quarter of fiscal 2005, accounting for a significant increase in cash provided by financing activities. These proceeds were used, in part, to fund the procurement of inventories during the third quarter of fiscal 2005. The Company repaid $1.3 million of long-term debt during fiscal 2005 compared to $26.5 million in fiscal 2004. The significant decrease is due to the Company prepaying outstanding balances on its two major long-term credit facilities in the fourth quarter of fiscal 2004 with proceeds from its underwritten public stock offering.
Financing Arrangements
The Company’s bank credit facility (the “Bank Credit Facility”) is comprised of (i) a working capital revolving loan which provides working capital financing of up to $98.6 million ($73.6 million at July 1, 2005), in the aggregate, and matures, as amended, on May 31, 2006, and (ii) a $6.4 million letter of credit (the “IDB Letter of Credit”) to secure the industrial development bonds described below which matures on June 1, 2006. On March 7, 2005, the Bank Credit Facility was amended, whereby the working capital revolving loan was increased by $25.0 million through June 30, 2005 to assist the Company in financing inventory purchases. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 5.33% at June 30, 2005) determined pursuant to a formula based on the agent bank’s quoted rate and the Eurodollar Interbank rate. As of June 30, 2005 the Company had $29.4 million of available credit under the Bank Credit Facility. This amount of availability was reduced by $25.0 million on July 1, 2005 due to the expiration of the temporary increase in the working capital loan.
The terms of the Bank Credit Facility, as amended, include certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company’s annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company’s Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company’s President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million, and prohibits the Company from redeeming shares of capital stock. As of June 30, 2005, the Company was in compliance with all restrictive covenants, as amended, under the Bank Credit Facility. The Bank Credit Facility matures on May 31, 2006. The Company’s current business plan contemplates that the level of availability under the Bank Credit

Facility will need to be increased in order to fund the Company’s operations, including the procurement of inventories and the facility consolidation project. The Company is currently negotiating with its lenders under the Bank Credit Facility for an extension of the facility. Based upon recent discussions, the lenders have expressed a desire to renew the Bank Credit Facility at terms that are more favorable to the Company and to increase the total availability. While the Company fully expects to extend the Bank Credit Facility (most likely in the second quarter of fiscal 2006) and increase the level of availability, no assurances can be made that the Bank Credit Facility will be extended or that the level of availability will be increased. If the Bank Credit Facility is not renewed, the Company believes that it will be able to secure necessary financing from other lenders who have expressed interest in negotiating with the Company. If the Company is not able to enter into a similar agreement, it will have to consider financing alternatives which might include identifying alternative sources of debt or equity capital or an unplanned sale of assets. The inability of the Company to extend or to replace its existing Bank Credit Facility would have a material adverse effect on the Company.
On December 16, 2004, the Company received $65.0 million from the Note Agreement to fund a portion of the facility consolidation project and for general working capital purposes. Under the terms of the Note Agreement, the notes have a maturity of ten years, bear interest at a 4.67% annual rate and are required to be repaid in equal semi-annual principal payments of $3.6 million beginning on June 1, 2006. As of June 30, 2005, the outstanding balance on the Note Agreement was $65.0 million.
The terms of the Note Agreement include certain restrictive covenants that, among other things, require the Company to maintain specified financial ratios. These covenants coincide with those included in the Bank Credit Facility. As of June 30, 2005, the Company was in compliance with all restrictive covenants under the Note Agreement.
As of June 30, 2005, the Company had $6.2 million in aggregate principal amount of industrial development bonds outstanding, which was originally used to finance the acquisition, construction and equipping of the Company’s Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.00% (which was reset on June 1, 2002) through May 2006. On June 1, 2006, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $0.3 million in fiscal 2006 to $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
Capital Expenditures
The Company made approximately $63.8 million of capital expenditures in fiscal 2005 compared to approximately $11.1 million in fiscal 2004. The significant increase is due primarily to the $48.0 million purchase of the Current Site and $6.1 million of remediation costs under the Development Agreement. The Company expects to incur an additional $40 — $50 million on the facility consolidation project from fiscal 2006 to fiscal 2009. Capital expenditures for fiscal 2006 that are unrelated to the facility consolidation project are expected to be approximately $12 million.
The Company, along with related party partnerships that own a portion of the Company’s Chicago area facilities, has begun the process of selling these facilities. The Company intends to lease back from the eventual buyer or buyers of these properties the portion of the facilities that are necessary to run the Company’s business while the facility consolidation project is completed at the Current Site. The Company estimates that these sale and leaseback transactions will be consummated during the first half of fiscal 2006. Based upon initial bids received, the Company believes that proceeds received from the sales will exceed the Company’s carrying value of these assets. The Company’s Board of Directors has appointed an independent committee to explore alternatives with respect to the Company’s existing leases for the properties owned by the related party partnerships. The Company may be required to incur costs and/or enter into other arrangements with the related party partnerships in this regard, however, the amount of any such costs or the nature of any such arrangements have not been determined.
Capital Resources
As of June 30, 2005, the Company had approximately $29.4 million of available credit under the Bank Credit Facility. The availability under the Bank Credit Facility was decreased by $25.0 million on July 1, 2005 due to the expiration of the temporary increase in the working capital loan. Scheduled long-term debt payments for fiscal 2006 are approximately $10.6 million. Scheduled operating lease payments are approximately $2.0 million. The Bank Credit Facility matures on May 31, 2006. The Company is currently negotiating with its lenders under the Bank Credit Facility for an extension of the facility. Based upon recent discussions, the lenders have expressed a desire to renew the Bank Credit Facility at terms that are more favorable to the Company and to increase the total availability. While the Company fully expects to extend the Bank Credit Facility (most likely in the second quarter of fiscal 2006) and increase the level of availability, no assurances can be made that the Bank Credit Facility will be extended or that the level of availability will be increased. If the Bank Credit Facility is not renewed, the Company believes that it will be able to secure necessary financing from other lenders who have expressed interest in negotiating with the Company. If the Company is not able to enter into a similar agreement, it will have to consider financing alternatives which might include identifying alternative sources of debt or equity capital or an unplanned sale of assets. The inability of the Company to extend or to replace its existing Bank Credit Facility would have a material adverse effect on the Company.
Contractual Cash Obligations
At June 30, 2005, the Company had the following contractual cash obligations for long-term debt (including scheduled interest payments) and operating leases (amounts in thousands):

		Less
		Than 1			More Than 5
	Total	Year	1-3 Years	3-5 Years	Years
Long-term debt	$96,592	$14,633	$22,823	$21,388	$37,748
Minimum operating lease commitments	2,940	2,003	829	108	—
Purchase obligations	105,847	105,847	—	—	—

Total contractual cash obligations	$205,379	$122,483	$23,652	$21,496	$37,748

The purchase obligations include $82,649 of inventory purchase commitments and $23,198 of construction costs related to the Company’s facility consolidation project.
Critical Accounting Policies
The accounting policies as disclosed in the Notes to Consolidated Financial Statements are applied in the preparation of the Company’s financial statements and accounting for the underlying transactions and balances. The policies discussed below are considered by the Company’s management to be critical for an understanding of the Company’s financial statements because the application of these policies places the most significant demands on management’s judgment, with financial reporting results relying on estimation regarding the effect of matters that are inherently uncertain. Specific risks, if applicable, for these critical accounting policies are described in the following paragraphs. For a detailed discussion on the application of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.
Preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Revenue Recognition
The Company recognizes revenue when a persuasive arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. The Company sells its products under various arrangements which include customer contracts which fix the sales price for periods typically of up to one year for some industrial customers and through specific programs, consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and food service customers. Reserves for these programs are established based upon the terms of specific arrangements. Revenues are recorded net of rebates and promotion and marketing allowances. Revenues are also recorded net of customer deductions which are provided for based on past experiences. The Company’s net accounts receivable includes an allowance for customer deductions. While customers do have the right to return products, past experience has demonstrated that product returns have been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances.
Inventories
Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market. Inventory costs are reviewed each quarter. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. If expected market sales prices were to move below cost, the Company would record adjustments to write down the carrying values of inventories to fair market value. The results of the Company’s shelling process can also result in changes to its inventory costs, for example based upon actual versus expected crop yields. The Company maintains significant inventories of bulk-stored inshell pecans, walnuts and peanuts. Quantities of inshell bulk-stored nuts are determined based on the Company’s inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates are also recorded.
Impairment of Long-Lived Assets
The Company reviews long-lived assets to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable, for example, in connection with the Company’s facility consolidation project. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets’ carrying value. The impairment loss would adjust the carrying value to the assets’ fair value. To date the Company has not recorded any impairment charges.
Introductory Funds
The ability to sell to certain retail customers often requires upfront payments to be made by the Company. Such payments are frequently made pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. The cost of these payments is recorded as an asset and is amortized on a straight-line basis over the term of the contract. All contracts that are capitalized include refundability provisions. The Company expenses payments if no written arrangement exists.
Related Party Transactions
As discussed in Notes 6, 8 and 12 of the Notes to Consolidated Financial Statements, the Company leases space from related parties and transacts with other related parties in the normal course of business. The Company believes that these related party transactions are conducted on terms that are competitive with other non-related entities at the time the transactions are entered into.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R is effective for the Company’s first quarter of fiscal 2006. The Company believes the fiscal 2006 impact of adopting the new accounting standard will be $0.4 million to $0.6 million in expense.
In November, 2004, the FASB issued Statement No. 151, “Inventory Costs” (“SFAS 151”) an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of the idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 is effective for the Company’s first quarter of fiscal 2006. The Company is currently evaluating the impact that the adoption of SFAS 151 will have on its consolidated financial position, results of operations and cash flows.
In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations”. The Company is currently evaluating the impact of FIN 47 on its financial position, results of operations and cash flows.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement becomes effective for accounting changes and corrections of errors made in fiscal 2007, but early adoption is permitted. Adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
Forward Looking Statements
The statements contained in this Annual Report on Form 10-K, and in the Chairman’s letter to stockholders accompanying the Annual Report on Form 10-K delivered to stockholders, that are not historical (including statements concerning the Company’s expectations regarding market risk) are “forward looking statements”. These forward looking statements, which generally are followed (and therefore identified) by a cross reference to “Factors That May Affect Future Results” or are identified by the use of forward looking words and phrases such as “intends”, “may”, “believes” and “expects”, represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including the factors described below under “Factors That May Affect Future Results”, as well as the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the Company’s control. Consequently, results actually achieved may differ materially from the expected results included in these statements.
Factors That May Affect Future Results
Availability of Raw Materials and Market Price Fluctuations
The availability and cost of raw materials for the production of the Company’s products, including peanuts, pecans, almonds, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond the Company’s control, such as weather conditions, plant diseases and changes in government programs. Additionally, the supply of edible nuts and other raw materials used in the Company’s products could be reduced upon any determination by the United States Department of Agriculture (“USDA”) or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. If worldwide demand for nuts continues at recent rates, and supply does not expand to meet demand, a reduction in availability and an increase in the cost of raw materials would occur. This type of increase was experienced during the last half of fiscal 2004 and during fiscal 2005 for most of the Company’s major nut types. The Company is not able to hedge against changes in commodity prices because no market to do so exists, and thus, shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on the Company’s profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company’s inventories and profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See “Introduction”.
Competitive Environment
The Company operates in a highly competitive environment. The Company’s principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than the Company, such as Planters and Ralcorp Holdings, Inc. The Company also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs.
Dependence Upon Customers
The Company is dependent on a few significant customers for a large portion of its total sales, particularly in the consumer channel. Sales to the Company’s five largest customers represented approximately 38%, 39% and 37% of gross sales in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Wal-Mart alone accounted for approximately 18%, 19% and 17% of the Company’s net sales for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The loss of one of the Company’s largest customers, or a material decrease in purchases by one or more of its largest customers, would result in decreased sales and adversely impact the Company’s income and cash flow.
Pricing Pressures
As the retail grocery trade continues to consolidate and the Company’s retail customers grow larger and become more sophisticated, the Company’s retail customers are demanding lower pricing and increased promotional programs. Further, these customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions, particularly if buying techniques such as reverse internet auctions increase in popularity. An increased focus on the lowest-cost supplier could reduce the benefits of some of the Company’s competitive advantages. The Company’s sales volume growth could slow, and it may become necessary to lower the Company’s prices and increase promotional support of the Company’s products, any of which would adversely affect its gross profit.
Production Limitations
The Company has experienced significant sales growth as its customer demand has increased. If the Company continues to experience comparable increases in customer demand, particularly prior to the completion of the Company’s facility consolidation project, it may be unable to fully satisfy its customers’ supply needs. If the Company becomes unable to supply sufficient quantities of products, it may lose sales and market share to its competitors.
Food Safety and Product Contamination
The Company could be adversely affected if consumers in the Company’s principal markets lose confidence in the safety of nut products, particularly with respect to peanut and tree nut allergies. Individuals with peanut allergies may be at risk of serious illness or death resulting from the consumption of the Company’s nut products, including consumption of other companies’ products containing the Company’s products as an ingredient. Notwithstanding existing food safety controls, the Company processes peanuts and tree nuts on the same equipment, and there is no guarantee that the Company’s peanut-free products will not be cross-contaminated by peanuts. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters may discourage consumers from buying the Company’s products, cause production and delivery disruptions, or result in product recalls.

Product Liability and Product Recalls
The Company faces risks associated with product liability claims and product recalls in the event its food safety and quality control procedures fail and its products cause injury or become adulterated or misbranded. In addition, the Company does not control the labeling of other companies’ products containing the Company’s products as an ingredient. A product recall of a sufficient quantity, or a significant product liability judgment against the Company, could cause the Company’s products to be unavailable for a period of time and could result in a loss of consumer confidence in the Company’s food products. These kinds of events, were they to occur, would have a material adverse effect on demand for the Company’s products and, consequently, the Company’s income and liquidity.
Retention of Key Personnel
The Company’s future success will be largely dependent on the personal efforts of its senior operating management team, including Michael J. Valentine, the Company’s Executive Vice President Finance, Chief Financial Officer and Secretary, Jeffrey T. Sanfilippo, the Company’s Executive Vice President Sales and Marketing, and Jasper B. Sanfilippo, Jr., the Company’s Executive Vice President of Operations, which has assumed management of the day-to-day operation of the Company’s business over the past two years. In addition, the Company’s success depends on the talents of James M. Barker, Senior Vice President Sales and Marketing, Everardo Soria, Senior Vice President Pecan Operations and Procurement, Walter R. Tankersley, Jr., Senior Vice President Industrial Sales and Charles M. Nicketta, Senior Vice President of Manufacturing. The Company believes that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to the Company’s continued growth and success. The Company has not entered into an employment agreement with any of these individuals, nor does the Company have key officer insurance coverage policies in effect. The loss of the services of any of these individuals could have a material adverse effect on the Company’s business and prospects if the Company were unable to identify a suitable candidate to replace any such individual. The Company’s success is also dependent upon its ability to attract and retain additional qualified marketing, technical and other personnel, and there can be no assurance that the Company will be able to do so.
Risks and Uncertainties Regarding Facility Consolidation Project
The facility consolidation project may not result in significant cost savings or increases in efficiency, or allow the Company to increase its production capabilities to meet expected increases in customer demand. Moreover, the Company’s expectations with respect to the financial impact of the facility consolidation project are based on numerous estimates and assumptions, any or all of which may differ from actual results. Such differences could substantially reduce the anticipated benefit of the project.
More specifically, the following risks, among others, may limit the financial benefits of the facility consolidation project:
•	delays and cost overruns in the construction of and equipment for the new facility are possible and could offset other cost savings expected from the consolidation;

•	the facility consolidation project is likely to have a negative impact on the Company’s earnings during the construction period;

•	the proceeds the Company receives from selling or renting its existing facilities may be less than it expects, and the timing of the receipt of those proceeds may be later than the Company has planned;

•	the facility consolidation project may not eliminate as many redundant processes as the Company presently anticipates;

•	the Company may not realize the expected increase in demand for its products necessary to justify additional production capacity created by the facility consolidation;

•	the Company may have problems or unexpected costs in transferring equipment or obtaining new equipment;

•	the Company may not be able to transfer production from its existing facilities to the new facility without a significant interruption in its business;

•	moving the Company’s facilities to a new location may cause attrition in its personnel at levels that result in a significant interruption in its operations, and the Company expects to incur additional annual compensation costs of approximately $300,000 to facilitate the retention of certain of its key personnel while the facility consolidation project is in process;

•	the Company may be required to fund a portion of the facility consolidation project through additional financing, which may be at rates less favorable than its current credit facilities;

•	the Company may be unable to refinance its Bank Credit Facility

•	the Company may be required to incur costs to exit existing leases;

•	the Company may not receive the anticipated rental income for the unused portion of the Current Site; and

•	the Company may not be able to recover its investment in the Original Site.
If for any reason the Company were to realize less than the expected benefits from the facility consolidation project, its future income stream, cash flows and debt levels could be materially adversely affected. In addition, the facility consolidation project is in the early stages of planning and unanticipated risks may develop as the project proceeds.
Government Regulation
The Company is subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture, the United States Environmental Protection Agency and other state and local authorities in jurisdictions where its products are manufactured, processed or sold. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, distribution and labeling of the Company’s products. The Company’s manufacturing and processing facilities and products are subject to periodic compliance inspections by federal, state and local authorities. The Company is also subject to environmental regulations governing the discharge of air emissions, water and food waste, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at the Company’s existing facilities as well as its expansion into new operations and jurisdictions, may require the Company to obtain additional licenses and permits and could require it to adapt or alter methods of operations at costs that could be substantial. Compliance with applicable laws and regulations may adversely affect the Company’s business. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could have a material adverse effect on the Company’s business.
Economic, Political and Social Risks of Doing Business in Emerging Markets
The Company purchases a substantial portion of its cashew inventories from India, Brazil and Vietnam, which are in many respects emerging markets. To this extent, the Company is exposed to risks inherent in emerging markets, including:
•	increased governmental ownership and regulation of the economy;

•	greater likelihood of inflation and adverse economic conditions stemming from governmental attempts to reduce inflation, such as imposition of higher interest rates and wage and price controls;

•	potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse;

•	tariffs and other barriers to trade that may reduce the Company’s profitability; and

•	civil unrest and significant political instability.
The existence of these risks in these and other foreign countries that are the origins of the Company’s raw materials could jeopardize or limit its ability to purchase sufficient supplies of cashews and other imported raw materials and may adversely affect the Company’s income by increasing the costs of doing business overseas.
Fixed Price Commitments
The great majority of the Company’s industrial sales, and certain other customers, require the Company to enter into fixed price commitments with its customers. Such commitments represented approximately 28% of the Company’s annual net sales in fiscal 2005, and in many cases are entered into after the Company’s cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The commitments are for a fixed period of time, typically one year, but may be extended if remaining balances exist. The Company expects to continue to enter into fixed price commitments with respect to certain of its nut products prior to fixing its acquisition cost in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent the Company does so, however, these fixed price commitments may result in reduced gross profit margins that have a material adverse effect on the Company’s results of operations. The Company’s results of operations were adversely affected during the last half of fiscal 2004 and the first half of fiscal 2005 as outside purchases of almonds and pecans were required to fulfill obligations under fixed-price contracts. The Company’s results of operations were also negatively impacted during the second and third quarters of fiscal 2005 as higher cost tree nuts from the 2004 crop were used to fulfill remaining balances on contracts that were priced using 2003 crop costs.
Inventory Measurement
The Company purchases its nut inventories from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of the Company’s fiscal year, and receives nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While the Company performs various procedures to confirm the accuracy of its bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations, and such adjustments directly affect earnings. The precise amount of the Company’s bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. There can be no assurance that such inventory quantity adjustments will not have a material adverse effect on the Company’s results of operations in the future.
2002 Farm Bill
The Farm Security and Rural Investment Act of 2002 (the “2002 Farm Bill”) terminated the federal peanut quota program beginning with the 2002 crop year. The 2002 Farm Bill replaced the federal peanut quota program with a fixed payment system through the 2007 crop year that can be either coupled or decoupled. A coupled system is tied to the actual amount of production, while a decoupled system is not. The series of loans and subsidies established by the 2002 Farm Bill is similar to the systems used for other crops such as grains and cotton. To compensate farmers for the elimination of the peanut quota, the 2002 Farm Bill provides a buy-out at a specified rate for each pound of peanuts that had been in that farmer’s quota under the prior program. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price. The termination of the federal peanut quota program has reduced the Company’s costs for peanuts, beginning in fiscal 2003, and has resulted in a higher gross margin than the Company has historically achieved. Although this margin is now similar to the Company’s total gross profit margin, the Company may be unable to maintain these higher gross profit margins on the sale of peanuts, and the Company’s business, financial position and results of operations would thus be materially adversely affected.
Public Health Security and Bioterrorism Preparedness and Response Act of 2002
The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded in part by passing the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services (“HHS”) to take action to protect the nation’s food supply against the threat of international contamination. The Food and Drug Administration (“FDA”), as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods, (iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. FDA has issued rules in each of these categories, which rules generally took effect on December 12, 2003. There can be no assurances that the effects of the Bioterrorism Act and the related rules, including any potential disruption in the Company’s supply of imported nuts, which represented approximately 37% of the Company’s total nut purchases in fiscal 2005, will not have a material adverse effect on the Company’s business, financial position or results of operations in the future.
Peanut Shelling Industry Antitrust Investigation
On June 17, 2003, the Company received a subpoena for the production of documents and records from a grand jury in connection with an investigation of a portion of the peanut shelling industry by the Antitrust Division of the United States Department of Justice. The Company believes the investigation relates to procurement pricing practices but it could concern other or additional business practices. The Company has responded to the subpoena and has produced documents to the Department of Justice, and two employees of the Company have appeared before the grand jury. The investigation, of which the Company and the employees are subjects, is on-going. The investigation may have a material adverse effect on the Company’s business, financial condition and results of operations, and on the peanut shelling industry.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of changes in interest rates and to commodity prices of raw material purchases. The Company has not entered into any arrangements to hedge against changes in market interest rates, commodity prices or foreign currency fluctuations.
The Company is unable to engage in hedging activity related to commodity prices, since there are no established futures markets for nuts. Approximately 37% of nut purchases for fiscal 2005 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country.
The Company is exposed to interest rate risk on the Bank Credit Facility, its only variable rate credit facility because the Company has not entered into any hedging instruments which fix the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had an immaterial impact on the Company’s net income and cash flows from operating activities.

Item 8 — Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc:
We have completed an integrated audit of John B. Sanfilippo & Son, Inc.’s June 30, 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its June 24, 2004 and June 26, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiary at June 30, 2005 and June 24, 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
September 28, 2005

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and June 24, 2004
(dollars in thousands, except per share amounts)

	June 30,	June 24,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash	$1,885	$2,085
Accounts receivable, less allowances of $3,729 and $1,977	39,002	35,550
Inventories	217,624	127,459
Income taxes receivable	—	943
Deferred income taxes	1,742	1,301
Prepaid expenses and other current assets	1,663	2,103

TOTAL CURRENT ASSETS	261,916	169,441

PROPERTY, PLANT AND EQUIPMENT:
Land	9,333	1,863
Buildings	66,288	65,747
Machinery and equipment	104,703	97,137
Furniture and leasehold improvements	5,437	5,435
Vehicles	3,070	3,013
Construction in progress	12,771	—

	201,602	173,195
Less: Accumulated depreciation	112,599	104,250

	89,003	68,945
Rental investment property, less accumulated depreciation of $128 and $0	28,766	—

TOTAL PROPERTY, PLANT AND EQUIPMENT	117,769	68,945

Cash surrender value of officers’ life insurance and other assets	4,468	3,946
Development agreement	6,802	659
Goodwill, less accumulated amortization of $1,262	1,242	1,242
Brand name, less accumulated amortization of $5,645 and $5,219	2,275	2,701

TOTAL ASSETS	$394,472	$246,934

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and June 24, 2004
(dollars in thousands, except per share amounts)

	June 30,	June 24,
	2005	2004
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$66,561	$5,269
Current maturities of long-term debt, including related party debt of $703 and $609	10,611	1,277
Accounts payable, including related party payables of $1,113 and $502	29,908	16,388
Book overdraft	3,047	7,926
Accrued payroll and related benefits	5,696	9,474
Accrued workers’ compensation	3,564	3,115
Other accrued expenses	3,970	3,138
Income taxes payable	795	—

TOTAL CURRENT LIABILITIES	124,152	46,587

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $3,929 and $4,638	67,002	12,620
Deferred income taxes	7,143	6,367

TOTAL LONG-TERM LIABILITIES	74,145	18,987

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, noncumulative voting rights of one vote per share, $.01 par value; 17,000,000 and 10,000,000 shares authorized, 8,100,349 and 8,079,224 shares issued and outstanding	81	81
Capital in excess of par value	99,164	98,848
Retained earnings	98,108	83,609
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	196,175	181,360

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$394,472	$246,934

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2005, June 24, 2004 and June 26, 2003
(dollars in thousands, except for earnings per share)

	Year Ended	Year Ended	Year Ended
	June 30, 2005	June 24, 2004	June 26, 2003
Net sales	$581,729	$520,811	$419,677

Cost of sales	503,300	428,967	346,755

Gross profit	78,429	91,844	72,922

Selling expenses	39,417	37,288	33,500

Administrative expenses	12,425	13,492	10,593

Total selling and administrative expenses	51,842	50,780	44,093

Income from operations	26,587	41,064	28,829

Other income (expense):

Interest expense ($699, $775 and $842 to related parties)	(3,998)	(3,434)	(4,681)

Debt extinguishment fees	—	(972)	—

Rental and miscellaneous income, net	1,179	440	486

Total other expense, net	(2,819)	(3,966)	(4,195)

Income before income taxes	23,768	37,098	24,634

Income tax expense	9,269	14,468	9,607

Net income	$14,499	$22,630	$15,027

Earnings per common share:

Basic	$1.37	$2.35	$1.63

Diluted	$1.35	$2.32	$1.61

Weighted average shares outstanding:

Basic	10,568,400	9,648,456	9,198,957

Diluted	10,720,641	9,758,769	9,332,889

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2005, June 24, 2004 and June 26, 2003
(dollars in thousands)

					Capital In
	Class A Common Stock		Common Stock		Excess of	Retained	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Stock	Total

Balance, June 27, 2002	3,687,426	$37	5,583,939	$56	$57,219	$45,952	$(1,204)	$102,060

Net income and comprehensive income						15,027		15,027

Stock option exercises			171,625	2	1,173			1,175

Tax benefit of stock option exercises					519			519

Conversion of Class A Common Stock	(20,000)		20,000					—
Balance, June 26, 2003	3,667,426	$37	5,775,564	$58	$58,911	$60,979	$(1,204)	$118,781

Net income and comprehensive income						22,630		22,630

Stock option exercises			83,660	1	488			489

Tax benefit of stock option exercises					856			856

Conversion of Class A Common Stock	(1,070,000)	(11)	1,070,000	11				—

Issuance of Common Stock			1,150,000	11	38,593			38,604
Balance, June 24, 2004	2,597,426	$26	8,079,224	$81	$98,848	$83,609	$(1,204)	$181,360

Net income and comprehensive income						14,499		14,499

Stock option exercises			21,125		198			198

Tax benefit of stock option exercises					118			118

Balance, June 30, 2005	2,597,426	$26	8,100,349	$81	$99,164	$98,108	$(1,204)	$196,175

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2005, June 24, 2004 and June 26, 2003
(dollars in thousands)

	Year Ended	Year Ended	Year Ended
	June 30, 2005	June 24, 2004	June 26, 2003
Cash flows from operating activities:
Net income	$14,499	$22,630	$15,027
Depreciation and amortization	10,501	11,190	11,248
(Gain) loss on disposition of properties	(31)	24	(14)
Deferred income tax expense/(benefit)	336	3,359	(378)
Tax benefit of option exercises	118	856	519
Change in current assets and current liabilities:
Accounts receivable, net	(3,452)	(6,408)	(5,009)
Inventories	(90,165)	(15,443)	(12,531)
Prepaid expenses and other current assets	440	89	840
Accounts payable	13,520	2,730	(4,083)
Accrued expenses	(2,497)	3,028	2,601
Income taxes receivable/payable	1,738	(474)	(767)
Other operating assets	(2,360)	(1,356)	(1,508)

Net cash (used in) provided by operating activities	(57,353)	20,225	5,945

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,628)	(6,880)	(5,239)
Facility expansion costs	(48,997)	(3,610)	(2,687)
Development agreement costs	(6,143)	(659)	—
Proceeds from disposition of assets	135	1	29

Net cash used in investing activities	(63,633)	(11,148)	(7,897)

Cash flows from financing activities:
Borrowings under revolving credit facility	149,879	152,682	130,056
Repayments of revolving credit borrowings	(88,587)	(177,115)	(123,873)
Issuance of long-term debt	65,000	—	—
Debt issuance costs	458	—	—
Principal payments on long-term debt	(1,284)	(26,519)	(5,688)
(Decrease)/increase in book overdraft	(4,879)	2,419	1,458
Issuance of Common Stock under option plans	199	489	1,175
Net proceeds from issuance of Common Stock	—	38,604	—

Net cash provided by (used in) financing activities	120,786	(9,440)	3,128

Net (decrease) increase in cash	(200)	(363)	1,176
Cash:
Beginning of period	2,085	2,448	1,272

End of period	$1,885	$2,085	$2,448

Supplemental disclosures of cash flow information:
Interest paid	$3,351	$3,999	$4,579
Income taxes paid	6,812	10,807	10,287
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
NOTE 1 — NATURE OF BUSINESS
John B. Sanfilippo & Son, Inc. is one of the leading processors and marketers of tree nuts and peanuts in the United States. These nuts are sold under a variety of private labels and under the Company’s Fisher, Evon’s, Flavor Tree, Sunshine Country, Texas Pride and Tom Scott brand names. The Company also markets and distributes, and in most cases manufactures or processes, a diverse product line of food and snack items, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products. The Company has plants located throughout the United States. Revenues are generated from sales to a variety of customers, including several major retailers and the U.S. government which are made on an unsecured basis.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc. and its previously wholly-owned subsidiary, JBS International, Inc., which was dissolved in November, 2004 (collectively, the “Company”). Certain prior year’s amounts have been reclassified to conform to the current year’s presentation. The Company’s fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters), but the fiscal year ended June 30, 2005 consisted of fifty-three weeks, with the fourth quarter containing fourteen weeks.
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
Inventories
Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market. Inventory costs are reviewed each quarter. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. If expected market sales prices were to move below cost, the Company would record adjustments to write down the carrying values of inventories to fair market value. The results of the Company’s shelling process can also result in changes to its inventory costs, for example based upon actual versus expected crop yields. The Company maintains significant inventories of bulk-stored inshell pecans, walnuts and peanuts. Quantities of inshell bulk-stored nuts are determined based on the Company’s inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates are also recorded.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Major improvements that extend the useful life are capitalized and charged to expense through depreciation. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss is recognized currently in operating income. Cost is depreciated using the straight-line method over the following estimated useful lives: buildings — 30 to 40 years, machinery and equipment — 5 to 10 years, furniture and leasehold improvements — 5 to 10 years and vehicles — 3 to 5 years. Depreciation expense was $8,697, $8,637 and $8,253 for the years ended June 30, 2005, June 24, 2004 and June 26, 2003, respectively. The Company capitalizes interest costs on its projects. The amount of interest capitalized was not material for the years ended June 30, 2005, June 24, 2004 and June 26, 2003.
Certain lease transactions relating to the financing of buildings are accounted for as capital leases, whereby the present value of future rental payments, discounted at the interest rate implicit in the lease, is recorded as a liability. See Note 6. A corresponding amount is capitalized as the cost of the assets and is depreciated on a straight-line basis over the estimated lives of the assets or over the lease terms which range from 20 to 30 years, whichever is shorter. The cost and accumulated depreciation of capitalized lease assets were $9,520 and $8,254, respectively at June 30, 2005, and $9,520 and $7,855 at June 24, 2004, respectively.
Long-Lived Assets
The Company reviews long-lived assets to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets’ carrying value. The impairment loss would adjust the carrying value to the assets’ fair value. To date the Company has not recorded any impairment charges. In connection with the Company’s facility consolidation project, management performed a review of assets in its existing Chicago area facilities. There was no impairment of these assets, however the useful lives of certain assets will be adjusted to the remaining time that the assets are expected to be utilized.
Facility Consolidation Project
In April 2005, the Company acquired property to be used for its facility consolidation project. Two buildings are located on the property, one of which is an office building of which 41.5% is being leased back to the seller for a minimum period of three years. The Company intends to lease the remaining portion of the office building. The other building, a warehouse will be expanded and modified to be used for the Company’s principal processing facility and headquarters. The warehouse building was leased back to the seller for a one and one-half month period. The allocation of the purchase price to the two buildings was determined through a third party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the warehouse building is included in property, plant and equipment.
The net rental income from the office building and the warehouse building, included in rental and miscellaneous income, net, was $503 for fiscal 2005. Gross rental income was $927 for fiscal 2005. Future rental income under these operating leases are as follows for the years ending:

June 29, 2006	$1,622
June 28, 2007	1,536
June 26, 2008	1,216

$4,374

In May 2004, the Company and certain partnerships controlled by executive officers and directors of the Company entered into an agreement with the City of Elgin, Illinois for the development and purchase of land where a new facility would be constructed (the “Development Agreement”). The Development Agreement provides for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. During fiscal 2005, the Company decided to purchase an alternate site for a new facility, also located in Elgin, and fulfilled its obligations, subject to final notification from the State of Illinois, under the Development Agreement to remediate the property. The Company’s costs under the Development Agreement totaling $6,802 and $659 at June 30, 2005 and June 24, 2004, respectively, are included in “Other Assets”. The Company is currently negotiating with the City of Elgin for a possible transfer of title to the Company from the City of Elgin, after which time the Original Site would be marketed to potential buyers. The Company performed a review for realization of the carrying value under the Development Agreement, and concluded that no adjustment of the carrying value was required.
Introductory Funds
The ability to sell to certain retail customers often requires upfront payments to be made by the Company. Such payments are frequently made pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. The cost of these payments is recorded as an asset and is amortized on a straight-line basis over the term of the contract. The Company expenses payments if no written arrangement exists and amounts are not recoverable in the event of customer cancellation. Total introductory funds included in other assets and prepaid expenses and other current assets were $710 at June 30, 2005 and $1,276 at June 24, 2004. Amortization expense, which is recorded as a reduction in net sales, was $1,173, $1,820 and $2,262 for the years ended June 30, 2005, June 24, 2004 and June 26, 2003, respectively.
Goodwill and Brand Name
The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, effective June 28, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The adoption of SFAS 142 did not have a significant impact on the Company’s results of operations as annual goodwill amortization expense was $123 and based upon management’s testing, including an independent valuation, no impairment existed at that time.
The Company’s recorded assets at June 28, 2002 included both an intangible asset and goodwill. The intangible asset consists of the Fisher brand name that was acquired in 1995. The Company determined that the brand name is of a finite life and is being amortized over a fifteen-year period. Annual amortization expense for each of the next five fiscal years is expected to be approximately $427. Amortization expense was approximately $426, $427 and $427 for the years ended June 30, 2005, June 24, 2004 and June 26, 2003, respectively.
Goodwill represents the excess of the purchase price over the fair value of the net assets in the Company’s acquisition of Sunshine Nut Co., Inc. which occurred in 1992. The Company determined that it has no separate reporting units; therefore, the goodwill impairment test is performed using the fair value of the entire Company.
The Company is required to review the carrying value of goodwill for impairment at least annually or if circumstances indicate that the carrying amount of the asset may not be recoverable. If an impairment were determined to exist, any impairment loss would be recorded to adjust the asset’s carrying value to its fair value. Based upon the results of management’s impairment testing, no adjustment to the carrying amount of goodwill and the intangible asset is required. As required under SFAS 142, amortization of goodwill has been discontinued.
Fair Value of Financial Instruments
Based on borrowing rates presently available to the Company under similar borrowing arrangements, the Company believes the recorded amount of its long-term debt obligations approximates fair market value. The carrying amount of the Company’s other financial instruments approximates their estimated fair value based on market prices for the same or similar type of financial instruments.

Revenue Recognition
The Company recognizes revenue when a persuasive arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. The Company sells its products under various arrangements which include customer contracts which fix the sales price for periods, typically of up to one year, for some industrial customers and through specific programs, consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and food service customers. Revenues are recorded net of rebates and promotion and marketing allowances. While customers do have the right to return products, past experience has demonstrated that product returns have been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances. Billings for shipping and handling costs are included in revenues.
Significant Customers
The highly competitive nature of the Company’s business provides an environment for the loss of customers and the opportunity to gain new customers. Net sales to Wal-Mart Stores, Inc. represented approximately 18%, 19% and 17% of the Company’s net sales for the years ended June 30, 2005, June 24, 2004 and June 26, 2003, respectively. Net accounts receivable from Wal-Mart Stores, Inc. were $4,225 and $3,821 at June 30, 2005 and June 24, 2004, respectively.
Promotion and Advertising Costs
Promotion allowances, customer rebates and marketing allowances are recorded at the time revenue is recognized and are reflected as reductions in sales. Annual volume rebates are estimated based upon projected volumes for the year, while promotion and marketing allowances are recorded based upon terms of the actual arrangements. Coupon incentives have not been significant and are recorded at the time of distribution. The Company expenses the costs of advertising, which include newspaper and other advertising activities, as incurred. Advertising expenses for the years ended June 30, 2005, June 24, 2004 and June 26, 2003 were $1,896, $1,344 and $1,042, respectively.
Shipping and Handling Costs
Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. For the years ended June 30, 2005, June 24, 2004 and June 26, 2003, shipping and handling costs totaled $19,004, $16,696 and $14,334, respectively.
Income Taxes
The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the Company’s financial statements or tax returns. Such items give rise to differences in the financial reporting and tax basis of assets and liabilities. In estimating future tax consequences, the Company considers all expected future events other than changes in tax law or rates.
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

Earnings per Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	Year Ended	Year Ended	Year Ended
	June 30, 2005	June 24, 2004	June 26, 2003
Weighted average shares outstanding — basic	10,568,400	9,648,456	9,198,957
Effect of dilutive securities:
Stock options	152,241	110,313	133,932

Weighted average shares outstanding – diluted	10,720,641	9,758,769	9,332,889

Excluded from the computation of diluted earnings per share were options with exercise prices greater than the average market price of the Common Stock, totaling 3,226, 7,286 and 51,666 for the years ended June 30, 2005, June 24, 2004 and June 26, 2003, respectively. These options had weighted average exercise prices of $31.61, $18.11 and $10.38, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations using the intrinsic value method, which resulted in no compensation cost for options granted. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”) with respect to options granted to employees.
The Company’s reported net income and earnings per share would have changed to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation”.

	Year Ended	Year Ended	Year Ended
	June 30, 2005	June 24, 2004	June 26, 2003
Net income applicable to common stockholders, as reported	$14,499	$22,630	$15,027
Add: Compensation expense included in reported net income	—	—	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	353	251	140

Pro forma net income applicable to common stockholders	$14,146	$22,379	$14,887

Basic earnings per common share:
As reported	$1.37	$2.35	$1.63
Pro forma	$1.34	$2.32	$1.62
Diluted earnings per common share:
As reported	$1.35	$2.32	$1.61
Pro forma	$1.32	$2.29	$1.60

The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	June 30, 2005	June 24, 2004	June 26, 2003
Average risk-free interest rate	3.3%	3.6%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	53.0%	35.0%	34.0%
Expected life (years)	5.0	5.0	5.0
The weighted average fair value per option granted was $8.76, $6.23 and $2.52 for the years ended June 30, 2005, June 24, 2004 and June 26, 2003, respectively.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB 25. SFAS 123R is effective for the Company’s first quarter of fiscal 2006. The Company believes the fiscal 2006 impact of adopting the new accounting standard will be $0.4 million to $0.6 million in expense. The pro forma expense relating to options issued and valued under the Black-Scholes model is disclosed in the “Stock-Based Compensation” section above.
In November, 2004, the FASB issued Statement No. 151, “Inventory Costs” (“SFAS 151”) an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of the idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 is effective for the Company’s first quarter of fiscal 2006. The Company is currently evaluating the impact that the adoption of SFAS 151 will have on its consolidated financial position, results of operations and cash flows.
In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations”. The Company is currently evaluating the impact of FIN 47 on its financial position, results of operations and cash flows.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement becomes effective for accounting changes and corrections of errors made in fiscal 2007, but early adoption is permitted. Adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
NOTE 3 — COMMON STOCK OFFERING
In April 2004, the Company completed an underwritten public offering of an additional 1,150,000 shares of Common Stock at a price of $35.75 per share, or $34.00 per share after the underwriting discount. Total net proceeds to the Company were approximately $38.6 million, after deducting offering costs. The net proceeds were used to prepay long-term debt and to reduce outstanding balances under the Company’s bank credit facility. See Notes 5 and 6.
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
In connection with the offering, the holders of Class A Stock entered into an agreement with the Company under which they have waived their right to convert Class A Stock to Common Stock and agreed not to transfer or otherwise dispose of their shares of Class A Stock in a manner that could result in conversion of such shares into Common Stock pursuant to the Company’s certificate of incorporation. These agreements were required since the number of authorized shares of Common Stock was insufficient to allow for the conversion of all outstanding shares of Class A Stock. These agreements remained in effect until the Company’s certificate of incorporation was amended to increase the number of authorized shares of Common Stock from 10,000,000 to 17,000,000 was approved at the Company’s 2004 annual meeting.
NOTE 4 — INVENTORIES
Inventories consist of the following:

	June 30,	June 24,
	2005	2004
Raw material and supplies	$99,851	$62,256
Work-in-process and finished goods	117,773	65,203

Total	$217,624	$127,459

NOTE 5 – REVOLVING CREDIT FACILITY
On March 31, 1998, the Company entered into an unsecured credit facility, with certain banks, totaling $70,000 (the “Bank Credit Facility”). On May 30, 2003, the Bank Credit Facility was amended to, among other things, increase the total amount available under the facility to $80,000. On March 7, 2005, the Bank Credit Facility was amended to, among other things, increase the total amount available under the facility to $105,000 through June 30, 2005. Effective July 1, 2005, the total available under the facility returned to $80,000. The Bank Credit Facility, as amended, is comprised of (i) a working capital revolving loan, which provides for working capital financing of up to approximately $98,635, in the aggregate, and matures on May 31, 2006, and (ii) a $6,365 standby letter of credit, which matures on June 1, 2006. Borrowings under the working capital revolving loan were $66,561 and $5,269 at June 30, 2005 and June 24, 2004, respectively, and accrue interest at a rate determined pursuant to a formula based on the agent bank’s quoted rate and the Eurodollar Interbank Rate (5.33% and 2.83% at June 30, 2005 and June 24, 2004, respectively). The standby letter of credit replaced a prior letter of credit securing certain industrial development bonds that financed the original acquisition, construction, and equipping of the Company’s Bainbridge, Georgia facility.
The Company is currently negotiating with its lenders under the Bank Credit Facility for an extension of the facility and has also been discussing an increase in the level of availability under the Bank Credit Facility. The Company’s current business plan contemplates that the level of availability under the Bank Credit Facility will need to be increased in order to fund the Company’s operations, including the procurement of inventories and the facility consolidation project. If the Bank Credit Facility is not renewed with the existing lenders, the Company will negotiate with other potential lenders and if it is not able to enter into a similar agreement, it will have to consider financing alternatives which might include identifying alternative sources of debt or equity capital or an unplanned sale of assets. The inability of the Company to extend or replace its existing Bank Credit Facility would have a material adverse effect on the Company.
The Bank Credit Facility, as amended, includes certain restrictive covenants that, among other things: require the Company to: (i) maintain a minimum tangible net worth; (ii) comply with specified financial ratios; (iii) limit annual capital expenditures to $13,000; (iv) restrict dividends to the lesser of 25% of net income for the previous fiscal year or $5,000; (v) prohibit the Company from redeeming shares of capital stock; and (vi) require that certain officers and stockholders of the Company, together with their respective family members and certain trusts created for the benefits of their respective children, continue to own shares representing the right to elect a majority of the directors of the Company. As of June 30, 2005, the Company was in compliance with all restrictive covenants, as amended, under the Bank Credit Facility.

NOTE 6 — LONG-TERM DEBT
Long-term debt consists of the following:

	June 30,	June 24,
	2005	2004
Notes payable, interest payable semiannually at 4.67%, principal payable in semi-annual installments of $3,611 beginning on June 1, 2006, unsecured	$65,000	$—
Industrial development bonds, collateralized by building, machinery and equipment with a cost aggregating $8,000	6,185	6,750
Capitalized lease obligations	4,632	5,247
Arlington Heights facility, first mortgage, principal and interest payable at 8.875%, due in monthly installments of $22 through October 1, 2015	1,796	1,900

	77,613	13,897
Less: Current maturities	(10,611)	(1,277)

Total long-term debt	$67,002	$12,620

The Company financed the construction of a peanut shelling plant with industrial development bonds in 1987. On June 1, 2002, the Company remarketed the bonds, resetting the interest rate at 4% through May 2006, and at a market rate to be determined thereafter. On June 1, 2006, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. The agreement requires the Company to redeem the bonds in varying annual installments, ranging from $320 to $780 annually through 2017. The scheduled June 1, 2004 payment of $270 was not made until July 1, 2004, due to an administrative error by the trustee. The Company is also required to redeem the bonds in certain other circumstances, for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option at any time, however, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In order to finance a portion of the Company’s facility consolidation project and to provide for the Company’s general working capital needs, the Company received $65.0 million pursuant to a note purchase agreement (the “Note Agreement”) entered into on December 16, 2004 with various lenders. The terms of the Note Agreement include certain restrictive covenants that, among other things, require the Company to maintain specified financial ratios. These covenants coincide with those included in the Bank Credit Facility.
Aggregate maturities of long-term debt, excluding capitalized lease obligations, are as follows for the years ending:

June 29, 2006	$9,908
June 28, 2007	7,345
June 26, 2008	7,357
June 25, 2009	7,369
June 24, 2010	7,383
Thereafter	33,619

Total	$72,981

The Company leases buildings under capital leases from entities that are owned by certain directors, officers and stockholders of the Company. Future minimum payments under the leases are summarized as follows for the years ending:

June 29, 2006	$1,308
June 28, 2007	1,308
June 26, 2008	1,308
June 25, 2009	1,308
June 24, 2010	1,223
Thereafter	49

Total future minimum lease payments	6,504
Less: Amount representing interest at a 14.1% weighted average effective rate	1,872

Present value of minimum lease payments	$4,632

NOTE 7 — INCOME TAXES
The provision for income taxes for the years ended June 30, 2005, June 24, 2004 and June 26, 2003 are as follows:

	June 30,	June 24,	June 26,
	2005	2004	2003
Current:
Federal	$7,816	$9,769	$8,781
State	1,117	1,340	1,204

Total current	8,933	11,109	9,985

Deferred:
Federal	294	2,954	(332)
State	42	405	(46)

Total deferred	336	3,359	(378)

Total provision for income taxes	$9,269	$14,468	$9,607

The reconciliations of income taxes at the statutory federal income tax rate to income taxes reported in the statements of operations for the years ended June 30, 2005, June 24, 2004 and June 26, 2003 are as follows:

	June 30,	June 24,	June 26,
	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.0	4.8	4.8
Other	(1.0)	(0.8)	(0.8)

Effective tax rate	39.0%	39.0%	39.0%

The deferred tax assets and liabilities are comprised of the following:

	June 30, 2005			June 24, 2004
	Asset	Liability	Net	Asset	Liability	Net
Current:
Allowance for doubtful accounts	$455	$—	$455	$330	$—	$330
Employee compensation	540	—	540	455	—	455
Other	747	—	747	516	—	516

Total current	$1,742	$—	$1,742	$1,301	$—	$1,301

Long-term:
Depreciation	$—	$(9,055)	$(9,055)	$—	$(8,380)	$(8,380)
Capitalized leases	1,336	—	1,336	1,418	—	1,418
Other	576	—	576	595	—	595

Total long-term	$1,912	$(9,055)	$(7,143)	$2,013	$(8,380)	$(6,367)

Total	$3,654	$(9,055)	$(5,401)	$3,314	$(8,380)	$(5,066)

The Company evaluates the realization of deferred tax assets by considering its historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. At June 30, 2005, the Company believes that its deferred tax assets are fully realizable.
On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a deduction for income from qualified domestic production activities, which will be phased in from calendar 2005 to 2010. This provision is also subject to a number of limitations which affect the effective tax rate in fiscal 2006 and later. The Company has not yet determined the extent to which the effective tax rate will change.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases buildings and certain equipment pursuant to agreements accounted for as operating leases. Rent expense under these operating leases aggregated $2,377, $1,319 and $730 for the years ended June 30, 2005, June 24, 2004 and June 26, 2003, respectively. Aggregate non-cancelable lease commitments under these operating leases are as follows for the years ending:

June 29, 2006	$2,003
June 28, 2007	499
June 26, 2008	330
June 25, 2009	87
June 24, 2010	21

$2,940

Litigation
On June 17, 2003, the Company received a subpoena for the production of documents and records from a grand jury in connection with an investigation of a portion of the peanut shelling industry by the Antitrust Division of the United States Department of Justice. The Company believes the investigation relates to procurement pricing practices but it could concern other or additional business practices. The Company has responded to the subpoena and has produced documents to the Department of Justice, and two employees of the Company have appeared before the grand jury. The investigation, of which the Company and the employees are subjects, is on-going. The investigation may have a material adverse effect on the Company’s business, financial condition and results of operations, and on the peanut shelling industry.
The Company is also a party to various lawsuits, proceedings and other matters arising out of the conduct of its business. It is management’s opinion that the ultimate resolution of these matters will not have a significant effect upon the business, financial condition or results of operations of the Company.
Facility Consolidation Project
The Company, along with related party partnerships that own a portion of the Company’s Chicago area facilities, has begun the process of selling these facilities. The Company intends to lease back from the ultimate purchasers those facilities that are necessary to run the Company’s business while the facility consolidation project is completed in Elgin. The Company estimates that these sale and leaseback transactions will be consummated during fiscal 2006. Therefore, these facilities are considered held for use and continue to be amortized by the Company. The Company’s Board of Directors has appointed an independent committee to explore alternatives with respect to the Company’s existing leases for the properties owned by the related party partnerships. The Company may be required to incur costs and/or enter into other arrangements with the related party partnerships in this regard, however, the amount of any such costs or the nature of any such arrangements have not been determined.
In August 2005, the Company entered into a contract with a general contractor for the construction of a new facility. The total amount committed under the contract is estimated to be $23,198 which is expected to be incurred in fiscal 2006.

NOTE 9 — STOCKHOLDERS’ EQUITY
The Company’s Class A Common Stock, $.01 par value (the “Class A Stock”), has cumulative voting rights with respect to the election of those directors which the holders of Class A Stock are entitled to elect, and 10 votes per share on all other matters on which holders of the Company’s Class A Stock and Common Stock are entitled to vote. In addition, each share of Class A Stock is convertible at the option of the holder at any time into one share of Common Stock and automatically converts into one share of Common Stock upon any sale or transfer other than to related individuals. Each share of the Company’s Common Stock, $.01 par value (the “Common Stock”) has noncumulative voting rights of one vote per share. The Class A Stock and the Common Stock are entitled to share equally, on a share-for-share basis, in any cash dividends declared by the Board of Directors, and the holders of the Common Stock are entitled to elect 25% of the members comprising the Board of Directors.
NOTE 10 — STOCK OPTION PLANS
At the Company’s annual meeting of stockholders on October 28, 1998, the Company’s stockholders approved a new stock option plan (the “1998 Equity Incentive Plan”). Pursuant to the terms of the 1998 Equity Incentive Plan, qualified and non-qualified options to purchase up to 700,000 shares of Common Stock could be awarded to certain key employees and “outside directors” (i.e. directors who are not employees of the Company or any of its subsidiaries). The exercise price of the options will be determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant, with the exception of nonqualified stock options which can have an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. All of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Code. At June 24, 2004, options to purchase 7,000 shares of Common Stock were outstanding under plans that existed prior to the adoption of the 1998 Equity Incentive Plan. Options under these plans are subject to provisions substantially the same as those in the 1998 Equity Incentive Plan. At June 30, 2005, there were 221,500 options available for distribution under the 1998 Equity Incentive Plan.
The following is a summary of activity under the Company’s stock option plans:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at June 27, 2002	294,650	$6.39
Granted	144,500	$7.08
Exercised	(171,625)	$6.70
Canceled	(13,750)	$10.73

Outstanding at June 26, 2003	253,775	$6.33
Granted	100,500	$16.89
Exercised	(83,660)	$6.01
Canceled	(7,300)	$8.67

Outstanding at June 24, 2004	263,315	$10.41
Granted	72,000	$18.55
Exercised	(21,125)	$9.36

Outstanding at June 30, 2005	314,190	$12.37

Options exercisable at June 30, 2005	95,065	$8.16

Options exercisable at June 24, 2004	53,440	$5.33

Options exercisable at June 26, 2003	72,275	$5.86

Exercise prices for options outstanding as of June 30, 2005 ranged from $3.44 to $32.30. The weighted average remaining contractual life of those options is 7.3 years. The options outstanding at June 30, 2005 may be segregated into two ranges, as is shown in the following:

	Option Price Per	Option Price Per
	Share Range	Share Range
	$3.44 - $9.38	$16.25 - $32.30
Number of options	146,315	167,875
Weighted-average exercise price	$6.34	$17.63
Weighted-average remaining life (years)	6.4	8.1

Number of options exercisable	75,315	19,750
Weighted average exercise price for exercisable options	$5.75	$17.06
NOTE 11 — EMPLOYEE BENEFIT PLANS
The Company maintains a contributory plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements. The Company contributes 50% of the amount contributed by each employee up to certain maximums specified in the plan. Total Company contributions to the 401(k) plan were $584, $640 and $535 for the years ended June 30, 2005, June 24, 2004 and June 26, 2003, respectively.
The Company contributed $94, $89 and $99 for the years ended June 30, 2005, June 24, 2004 and June 26, 2003, respectively, to multi-employer union-sponsored pension plans. The Company is presently unable to determine its respective share of either accumulated plan benefits or net assets available for benefits under the union plans.
NOTE 12 — TRANSACTIONS WITH RELATED PARTIES
In addition to the related party transactions described in Notes 6 and 8, the Company also entered into transactions with the following related parties:
Purchases
The Company purchases materials and manufacturing equipment from a company that is 11% owned by the wife of the Company’s Chairman of the Board and Chief Executive Officer. The five children of the Company’s Chairman of the Board and Chief Executive Officer own the balance of the entity either directly or as equal beneficiaries of a trust. Two of the children are officers and directors of the Company. Purchases from this related entity aggregated $8,565, $8,715 and $7,170 for the years ended June 30, 2005, June 24, 2004 and June 26, 2003, respectively. Accounts payable to this related entity aggregated $1,099 and $471 at June 30, 2005 and June 24, 2004, respectively.
The Company purchases materials from a company that is 33% owned by an individual related to the Company’s Chairman of the Board and Chief Executive Officer. Material purchases from this related entity aggregated $489, $501 and $473 for the years ended June 30, 2005, June 24, 2004 and June 26, 2003, respectively. Accounts payable to this related entity aggregated $12 and $4 at June 30, 2005 and June 24, 2004, respectively.
The Company purchases supplies from a company that was previously 33% owned by an individual related to the Company’s Chairman of the Board and Chief Executive Officer. This individual divested his ownership during fiscal 2005. Supply purchases from this related entity aggregated $174, $305 and $472 for the years ended June 30, 2005, June 24, 2004 and June 26, 2003, respectively. Accounts payable to this related entity aggregated $2 and $27 at June 30, 2005 and June 24, 2004, respectively.

NOTE 13 — DISTRIBUTION CHANNEL AND PRODUCT TYPE SALES MIX
The Company operates in a single reportable operating segment through which it sells various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel.

	Year Ended	Year Ended	Year Ended
Distribution Channel	June 30, 2005	June 24, 2004	June 26, 2003
Consumer	$298,298	$289,586	$237,767
Industrial	132,900	110,813	86,176
Food Service	61,294	48,969	36,755
Contract Packaging	45,181	33,074	26,195
Export	44,056	38,369	32,784

Total	$581,729	$520,811	$419,677

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types.

	Year Ended	Year Ended	Year Ended
Product Type	June 30, 2005	June 24, 2004	June 26, 2003
Peanuts	22.4%	24.9%	25.3%
Pecans	23.3	20.1	17.7
Cashews & Mixed Nuts	22.7	22.7	24.1
Walnuts	9.4	9.9	10.9
Almonds	13.5	12.3	10.1
Other	8.7	10.1	11.9

Total	100.0%	100.0%	100.0%

NOTE 14 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The following table details the activity in the allowances and reserves for accounts receivable:

	Balance at			Balance at
Description	Beginning of Period	Additions	Deductions	End of Period
June 30, 2005
Allowance for doubtful accounts	$650	$270	$(33)	$887
Reserve for cash discounts	195	6,155	(6,070)	280
Reserve for customer deductions	1,132	8,154	(6,724)	2,562

Total	$1,977	$14,579	$(12,827)	$3,729

June 24, 2004
Allowance for doubtful accounts	$591	$277	$(218)	$650
Reserve for cash discounts	140	5,568	(5,513)	195
Reserve for customer deductions	821	7,285	(6,974)	1,132

Total	$1,552	$13,130	$(12,705)	$1,977

June 26, 2003
Allowance for doubtful accounts	$511	$314	$(234)	$591
Reserve for cash discounts	109	4,516	(4,485)	140
Reserve for customer deductions	786	7,355	(7,320)	821

Total	$1,406	$12,185	$(12,039)	$1,552

NOTE 15 – SUBSEQUENT EVENT
On August 25, 2005, the Company’s Compensation, Nominating and Corporate Governance Committee approved a Supplemental Retirement Plan (the “SERP”) to cover certain executive officers of the Company. The purpose of the SERP is to provide an unfunded, non-qualified deferred compensation monthly benefit upon retirement, disability or death to a select group of management and key employees of the Company. The monthly benefit is based upon each individual’s earnings and his number of years of service. The Company expects the annual expense of the SERP to be $2.2 million for fiscal 2006.
NOTE 16 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)
The following unaudited quarterly consolidated financial data are presented for fiscal 2005 and fiscal 2004. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended June 30, 2005:
Net sales	$134,645	$183,024	$119,979	$144,081
Gross profit	16,926	24,990	15,936	20,577
Income from operations	4,325	10,822	4,371	7,069
Net income	2,556	6,421	2,051	3,471
Basic earnings per common share	$0.24	$0.61	$0.19	$0.33
Diluted earnings per common share	$0.24	$0.60	$0.19	$0.32

Year Ended June 24, 2004:
Net sales	$124,762	$171,392	$100,162	$124,495
Gross profit	25,417	32,920	14,474	19,033
Income from operations	12,620	17,864	3,385	7,195
Net income	7,163	10,448	1,556	3,463
Basic earnings per common share	$0.77	$1.12	$0.17	$0.33
Diluted earnings per common share	$0.76	$1.09	$0.16	$0.32
The fourth quarter of fiscal 2005 contained a $3.1 million upward revision to the estimate of on-hand quantities of bulk-stored inshell pecan inventories. For fiscal 2004, the total amount recorded to increase the estimate of on-hand quantities of bulk-stored inshell pecan inventories was $3.8 million, $3.2 million of which was recorded in the first quarter of fiscal 2004.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance. The Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2005.
Changes in Internal Control over Financial Reporting
Further, management determined that there were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concludes that the Company maintained effective internal control over financial reporting as of June 30, 2005, based on those criteria.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005.

PART III
Item 10 — Directors and Executive Officers of the Registrant
The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2005 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Information relating to the executive officers of the Company is included immediately after Part I of this Report.
The Company has adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on the Company’s website at www.jbssinc.com.
Item 11 — Executive Compensation
The Sections entitled “Compensation of Directors and Executive Officers”, “Committees and Meetings of the Board of Directors” and “Compensation Committee Interlocks, Insider Participation and Certain Transactions” of the Company’s Proxy Statement for the 2005 Annual Meeting are incorporated herein by reference.
Item 12 — Security Ownership of Certain Beneficial Owners and Management
The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for the 2005 Annual Meeting is incorporated herein by reference.
Item 13 — Certain Relationships and Related Transactions
The Sections entitled “Executive Compensation” and “Compensation Committee Interlocks, Insider Participation and Certain Transactions” of the Company’s Proxy Statement for the 2005 Annual Meeting are incorporated herein by reference.
Item 14 — Principal Accountant Fees and Services
The information under the proposal entitled “Ratify Appointment of PricewaterhouseCoopers LLP as Independent Auditors” of the Company’s Proxy Statement for the 2005 Annual Meeting is incorporated herein by reference.
PART IV
Item 15 — Exhibits and Financial Statement Schedules
     (a)(1) Financial Statements
The following financial statements of the Company are included in Part II, Item 8 of this Report:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Year Ended June 30, 2005, the Year Ended June 24, 2004 and the Year Ended June 26, 2003
Consolidated Balance Sheets as of June 30, 2005 and June 24, 2004
Consolidated Statements of Stockholders’ Equity for the Year Ended June 30, 2005, the Year Ended June 24, 2004 and the Year Ended June 26, 2003
Consolidated Statements of Cash Flows for the Year Ended June 30, 2005, the Year Ended June 24, 2004 and the Year Ended June 26, 2003
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(3) Exhibits
The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the signature page and immediately precedes the exhibits filed.
     (b) Exhibits
See Item 15(a)(3) above.
     (c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN B. SANFILIPPO & SON, INC.

Date: September 28, 2005	By:	/s/ Jasper B. Sanfilippo

Jasper B. Sanfilippo
Chairman of the Board
and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jasper B. Sanfilippo Jasper B. Sanfilippo	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2005

/s/ Michael J. Valentine Michael J. Valentine	Executive Vice President Finance, Chief Financial Officer and Secretary and Director (Principal Financial Officer)	September 28, 2005

/s/ William R. Pokrajac William R. Pokrajac	Vice President of Finance (Principal Accounting Officer)	September 28, 2005

/s/ Mathias A. Valentine Mathias A. Valentine	Director	September 28, 2005

/s/ Jim Edgar Jim Edgar	Director	September 28, 2005

/s/ John W.A. Buyers John W.A. Buyers	Director	September 28, 2005

/s/ Timothy R. Donovan Timothy R. Donovan	Director	September 28, 2005

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Director	September 28, 2005

/s/ Jasper B. Sanfilippo,Jr. Jasper B. Sanfilippo, Jr.	Director	September 28, 2005

JOHN B. SANFILIPPO & SON, INC.
EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

2	Not applicable

3.1	Restated Certificate of Incorporation of Registrant(24)

3.2	Bylaws of Registrant(1)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

4.3	Note Purchase Agreement in the amount of $65 million by the Company with The Prudential Insurance Company of America, Pruco Life Insurance Company, American Skandia Life Assurance Corporation, Prudential Retirement Ceded Business Trust, ING Life Insurance and Annuity Company, Farmers New World Life Insurance Company, Physicians Mutual Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, United of Omaha Life Insurance Company and Jefferson Pilot Financial Insurance Company dated as of December 16, 2004(21)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

10.2	Industrial Building Lease (the “Touhy Avenue Lease”) dated November 1, 1985 between the Registrant and LaSalle National Bank (“LNB”), as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(5)

10.3	First Amendment to the Touhy Avenue Lease dated June 1, 1987(5)

10.4	Second Amendment to the Touhy Avenue Lease dated December 14, 1990(5)

10.5	Third Amendment to the Touhy Avenue Lease dated September 1, 1991(7)

10.6	Mortgage, Assignment of Rents and Security Agreement made on September 29, 1992 by LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk Grove Village, Illinois(4)

10.7	Industrial Building Lease dated June 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated February 7, 1979 and known as Trust No. 100628(1)

10.8	First Amendment to Industrial Building Lease dated September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(4)

10.9	Second Amendment to Industrial Building Lease dated March 3, 1995 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(6)

10.10	Third Amendment to Industrial Building Lease dated August 15, 1998 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(9)

10.11	Ground Lease dated January 1, 1995 between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(6)

Exhibit
Number	Description
10.12	Party Wall Agreement, dated March 3, 1995 between the Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628, and the Arthur/Busse Limited Partnership(6)

10.13	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.14	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.15	The Registrant’s 1995 Equity Incentive Plan(8)

10.16	Promissory Note (the “ILIC Promissory Note”) in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company (“ILIC”)(9)

10.17	First Mortgage and Security Agreement (the “ILIC Mortgage”) by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois(9)

10.18	Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(9)

10.19	Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(9)

10.20	Credit Agreement dated as of March 31, 1998 among the Registrant, Sunshine Nut Co., Inc., Quantz Acquisition Co., Inc., JBS International, Inc. (“JBSI”), U.S. Bancorp Ag Credit, Inc. (“USB”) as Agent, Keybank National Association (“KNA”), and
LNB(10)

*10.21	The Registrant’s 1998 Equity Incentive Plan(12)

*10.22	First Amendment to the Registrant’s 1998 Equity Incentive Plan(14)

10.23	Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A.(“STB”) (replacing KNA)(13)

10.24	Third Amendment to Credit Agreement dated May 20, 2002 by and among the Registrant, JBSI, USB as Agent, LNB and STB(15)

10.25	Fourth Amendment to Credit Agreement dated May 30, 2003 by and among the Registrant, JBSI, USB as Agent, LNB and STB(16)

10.26	Consent, Waiver and Fifth Amendment to Credit Agreement dated December 1, 2004 by and among the Registrant, USB as Agent, LNB and STB(19)

10.27	Revolving Credit Note in the principal amount of $40.0 million executed by the Registrant and JBSI in favor of USB, dated as of May 30, 2003(14)

10.28	Revolving Credit Note in the principal amount of approximately $22.9 million executed by the Registrant and JBSI in favor of STB, dated as of May 30, 2003(14)

10.29	Revolving Credit Note in the principal amount of approximately $17.1 million executed by the Registrant and JBSI in favor of LSB, dated as of May 30, 2003(14)

10.30	Industrial Building Lease between the Registrant and Cabot Acquisition, LLC dated April 18, 2003(16)

*10.31	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(15)

Exhibit
Number	Description
*10.32	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(15)

10.33	Request for Waiver and Restriction on Transfer, dated January 22, 2004, by and between the Registrant and each holder of the Registrant’s Class A Common Stock(16)

10.34	Letter Agreement, dated January 21, 2004, by and between the Registrant and Mathias A. Valentine(16)

10.35	Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the Michael J. Valentine Trust(16)

10.36	Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the James Valentine Trust(16)

10.37	Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the Mary Jo Carroll Trust(16)

10.38	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the John E. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(16)

10.39	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the James J. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(16)

10.40	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Jeffrey T. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(16)

10.41	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Lisa Sanfilippo Irrevocable Trust Agreement Dated 1/21/93(16)

10.42	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Jasper B. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(16)

*10.43	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(16)

*10.44	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(16)

10.45	Development Agreement dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(17)

10.46	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(17)

10.47	Agreement for Purchase and Sale between Matsushita Electric Corporation of America and the Company, dated December 2, 2004(20)

10.48	First Amendment to Purchase and Sale Agreement dated March 2, 2005 by and between Panasonic Corporation of North America (“Panasonic”), f/k/a Matsushita Electric Corporation, and the Company(22)

10.49	Sixth Amendment to Credit Agreement dated March 7, 2005 by and among the Company and USB in its capacity as agent to STB and LSB(22)

10.50	Amended and Restated Line of Credit Note in the principal amount of $52.5 million executed by the Company in favor of USB, dated March 7, 2005(22)

Exhibit
Number	Description
10.51	Amended and Restated Line of Credit Note in the principal amount of $22.5 million executed by the Company in favor of STB, dated March 7, 2005(22)

10.52	Amended and Restated Line of Credit Note in the principal amount of $30.0 million executed by the Company in favor of LSB, dated March 7, 2005(22)

10.53	Office Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(23)

10.54	Warehouse Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(23)

10.55	Construction contract dated August 18, 2005 between the Company and McShane Construction Corporation, as general contractor, filed herewith

*10.56	The Registrant’s Supplemental Retirement Plan, filed herewith

*10.57	Form of Option Grant Agreement under 1998 Equity Incentive Plan, filed herewith

11-22	Not applicable

23	Consent of PricewaterhouseCoopers, filed herewith

24-31	Not applicable

31.1	Certification of Jasper B. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jasper B. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-99	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681), as amended by the certificate of amendment filed as an appendix to the Registrant’s 2004 Proxy Statement filed on September 8, 2004.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 1992 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 28, 1995 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 26, 1998 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 25, 1998 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2000 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2002 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 26, 2003 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Amendment No. 2), Registration No. 333-112221, as filed with the Commission on March 10, 2004.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 23, 2004 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2004 (Commission File No. 0-19681).

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 2, 2004 (Commission File No. 0-19681).

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2004 (Commission File No. 0-19681).

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2005 (Commission File No. 0-19681).

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2005 (Commission File No. 0-19681).

(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).