Form 10-Q
period 2005-09-29
SANFILIPPO JOHN B & SON INC
filed 2005-11-14
CIK 880117

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 29, 2005
Commission File Number 0-19681
JOHN B. SANFILIPPO & SON, INC.
A Delaware Corporation
EIN 36-2419677
2299 Busse Road
Elk Grove Village, Illinois 60007
(847) 593-2300
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company. ☐ Yes ☑ No
As of November 14, 2005, 8,102,349 shares of the Registrant’s Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 29, 2005
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended
	September 29,	September 23,
	2005	2004
Net sales	$138,658	$134,645
Cost of sales	125,378	117,719

Gross profit	13,280	16,926

Operating expenses:
Selling expenses	9,886	9,848
Administrative expenses	3,476	2,753

Total operating expenses	13,362	12,601

(Loss) income from operations	(82)	4,325

Other income (expense):
Interest expense ($164 and $182 to related parties)	(1,515)	(311)
Rental and miscellaneous (expense) income, net	(146)	176

Total other expense, net	(1,661)	(135)

(Loss) income before income taxes	(1,743)	4,190
Income tax (benefit) expense	(615)	1,634

Net (loss) income	$(1,128)	$2,556

Basic (loss) earnings per common share	$(0.11)	$0.24

Diluted (loss) earnings per common share	$(0.11)	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	(Unaudited)
	September 29,
	2005	June 30,2005
ASSETS
CURRENT ASSETS:
Cash	$3,497	$1,885
Accounts receivable, less allowances of $4,158 and $3,729	41,311	39,002
Inventories	198,373	217,624
Income taxes receivable	2,067	—
Deferred income taxes	1,743	1,742
Prepaid expenses and other current assets	1,573	1,663

TOTAL CURRENT ASSETS	248,564	261,916

PROPERTY, PLANT AND EQUIPMENT:
Land	9,333	9,333
Buildings	66,401	66,288
Machinery and equipment	105,184	104,703
Furniture and leasehold improvements	5,486	5,437
Vehicles	3,101	3,070
Construction in progress	17,814	12,771

	207,319	201,602
Less: Accumulated depreciation	114,675	112,599

	92,644	89,003
Rental investment property, less accumulated depreciation of $330 and $128	28,564	28,766

TOTAL PROPERTY, PLANT AND EQUIPMENT	121,208	117,769

Intangible asset — minimum retirement plan liability	10,467	—
Cash surrender value of officers’ life insurance and other assets	4,499	4,468
Development agreement	6,802	6,802
Goodwill, less accumulated amortization of $1,262	1,242	1,242
Brand name, less accumulated amortization of $5,752 and $5,645	2,168	2,275

TOTAL ASSETS	$394,950	$394,472

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	(Unaudited)
	September 29,
	2005	June 30,2005
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$35,801	$66,561
Current maturities of long-term debt, including related party debt of $726 and $703	10,638	10,611
Accounts payable, including related party payables of $582 and $1,113, respectively	44,624	29,908
Book overdraft	9,921	3,047
Accrued payroll and related benefits	5,336	5,696
Other accrued expenses	9,062	7,534
Income taxes payable	—	795

TOTAL CURRENT LIABILITIES	115,382	124,152

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $3,738 and $3,929	66,781	67,002
Retirement plan	10,649	—
Deferred income taxes	6,935	7,143

TOTAL LONG-TERM LIABILITIES	84,365	74,145

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 10,000,000 shares authorized, 8,102,349 and 8,100,349 shares issued and outstanding	81	81
Capital in excess of par value	99,320	99,164
Retained earnings	96,980	98,108
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	195,203	196,175

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$394,950	$394,472

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Quarter Ended
	September 29,	September 23,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,128)	$2,556
Depreciation and amortization	2,549	2,727
(Gain) on disposition of properties	(2)	(11)
Deferred income tax (benefit)/expense	(209)	49
Tax benefit of option exercises	—	16
Stock-based compensation expense	132	—
Change in current assets and current liabilities:
Accounts receivable, net	(2,309)	(8,130)
Inventories	19,251	(7,107)
Prepaid expenses and other current assets	90	(204)
Accounts payable	14,716	30,871
Accrued expenses	1,168	(3,087)
Income taxes receivable/payable	(2,862)	1,405
Other operating assets	179	(372)

Net cash provided by operating activities	31,575	18,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,005)	(2,025)
Facility expansion costs	(2,737)	—
Development agreement costs	—	(84)
Proceeds from disposition of properties	2	11
Cash surrender value of officers’ life insurance	(167)	—

Net cash used in investing activities	(5,907)	(2,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	14,765	2,793
Repayments of revolving credit borrowings	(45,525)	(8,062)
Principal payments on long-term debt	(194)	(441)
Increase in book overdraft	6,874	2,126
Issuance of Common Stock under option plans	16	30
Tax benefit of stock options exercised	8	—

Net cash used in financing activities	(24,056)	(3,554)

NET INCREASE IN CASH	1,612	13,061
Cash, beginning of period	1,885	2,085

Cash, end of period	$3,497	$15,146

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
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
In the opinion of the Company’s management, the accompanying statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report filed on Form 10-K for the year ended June 30, 2005.
Note 2 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	September 29	June 30,
	2005	2005
Raw material and supplies	$72,541	$99,851
Work-in-process and finished goods	125,832	117,773

Inventories	$198,373	$217,624

Note 3 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	Quarter Ended
	September 29,	September 23,
	2005	2004
Weighted average shares outstanding — basic	10,580,183	10,559,224
Effect of dilutive securities:
Stock options	—	159,263

Weighted average shares outstanding — diluted	10,580,183	10,718,487

Excluded from the computation of diluted earnings per share for the quarter ended September 29, 2005 were 372,190 stock options with a weighted average exercise price of $13.45. These options were excluded from the computation due to the net loss for the quarter. Excluded from the computation of diluted earnings per share were options with exercise prices greater than the average market price of the Common Stock, totaling 3,000 for the quarter ended September 23, 2004. These options had weighted average exercise prices of $32.30.
Note 4 — Stock-Based Compensation
Under the Company’s stock option plans, the Company may grant incentive and non-qualified options to purchase common stock at an exercise price equal to or greater than the fair market value at the grant date, as determined by the Board of Directors. Options vest over four years and vested options are exercisable in part or in full at any time prior to the expiration date of 5 to 10 years from the date of the grant.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At the Company’s annual meeting of stockholders on October 28, 1998, the Company’s stockholders approved the 1998 Equity Incentive Plan under which awards of non-qualified options and stock-based awards may be made. There are 700,000 shares of common stock authorized for issuance to certain key employees and “outside directors” (i.e. directors who are not employees of the Company or any of its subsidiaries). At September 29, 2005, there were 161,500 options available for distribution under this plan.
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. FAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.
Effective for the first quarter, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.
Prior to the adoption of SFAS 123R, the Company included all tax benefits resulting from the exercise of stock options in operating cash flows in its consolidated statements of cash flows. In accordance with SFAS 123R, for the period beginning with first quarter of fiscal 2006, the Company includes the tax benefits from the exercise of stock options in financing cash flows in its statement of cash flows.
The Company determines fair value of such awards using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value the Company’s grants through the first quarter of 2006: 3.75 and 6.25 years expected life; expected stock volatility of 51.8%; risk-free interest rate of 4.07% to 4.11%; expected forfeitures of 0%; and expected dividend yield of 0% during the expected term.
The expected term of the awards was determined using the “simplified method” as stated in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Expected stock volatility was determined based on historical volatility for either the 3.75 or 6.25 year-period preceding the measurement date. The risk-free rate was based on the yield curve in effect at the time options were granted, using U.S. treasury constant maturities over the expected life of the option. Expected forfeitures were determined based on the Company’s expectations and past experiences. Expected dividend yield was based on the Company’s dividend policy at the time the options were granted.
Under the fair value recognition provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation expense was $132 thousand and the related tax benefit for non-qualified stock options was $2 thousand for the first quarter of fiscal 2006.
Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees using the intrinsic method in accordance with APB 25. The following table illustrates the effect on net income for the first quarter of 2004 and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R (in thousands, except per-share amounts):

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter Ended
	September 29,	September 23,
	2005	2004
Net (loss) income applicable to common stockholders, as reported	$(1,128)	$2,556
Add: Compensation expense included in reported net income, net of tax	130	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards, net of tax	(130)	(63)

Pro forma net (loss) income applicable to common stockholders	$(1,128)	$2,493

Basic (loss) earnings per common share:
As reported	$(0.11)	$0.24
Pro forma	$(0.11)	$0.24
Diluted (loss) earnings per common share:
As reported	$(0.11)	$0.24
Pro forma	$(0.11)	$0.23
Activity in the Company’s stock option plans for the first quarter of 2006 was as follows:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
Options	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, beginning of year	314,190	$12.37
Activity:
Granted	60,000	18.89
Exercised	(2,000)	7.81

Outstanding, end of period	372,190	$13.45	7.34	$2,414

Exercisable, end of period	164,028	$9.20	6.56	$716

The weighted average fair value of options granted was $9.41 and the total intrinsic value of options exercised was $8 thousand during the first quarter of 2006.
As of September 29, 2005, there was $1.47 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The Company expects to recognize that cost over a weighted average period of 1.61 years. The total fair value of shares vested during the period was $259 thousand.
Note 5 — Retirement Plan
On August 25, 2005, the Company’s Compensation, Nominating and Corporate Governance Committee approved a Supplemental Retirement Plan (the “SERP”) to cover certain executive officers of the Company. The purpose of the SERP is to provide an unfunded, non-qualified deferred compensation monthly benefit upon retirement, disability or death to a select group of management and key employees of the Company. The monthly benefit is based upon each individual’s earnings and his number of years of service. An administrative expense of $183 thousand was recognized as follows (amounts in thousands):

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter Ended
	September 29,	September 23,
	2005	2004
Service cost	$39	$—
Interest cost	64	—
Amortization of prior service cost	80	—

Net periodic benefit cost	$183	$—

Additionally, an intangible asset and an additional minimum liability for accumulated benefit obligations of $10.47 million were recorded.
Note 6 — Distribution Channel and Product Type Sales Mix
The Company operates in a single reportable segment through which it sells various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel (in thousands):

	Quarter Ended
	September 29,	September 23,
Distribution Channel	2005	2004
Consumer	$65,283	$70,708
Industrial	35,786	30,264
Food Service	16,447	14,083
Contract Packaging	10,478	10,523
Export	10,664	9,067

Total	$138,658	$134,645

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
	September 29,	September 23,
Product Type	2005	2004
Peanuts	21.4%	24.4%
Pecans	24.9	22.2
Cashews & Mixed Nuts	20.7	23.8
Walnuts	9.3	8.4
Almonds	14.8	11.6
Other	8.9	9.6

Total	100.0%	100.0%

Note 7 — Comprehensive Income
The Company accounts for comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income”. The Company currently has no components of comprehensive income that are required to be disclosed separately. Consequently, comprehensive income equals net income for all periods presented.

Note 8 — Credit Facilities
The Company is in compliance with all restrictive covenants under its financing facilities as of September 29, 2005. However, it is probable that the Company will not be in compliance with the funded debt to EBITDA ratio covenants under its primary short-term and long-term financing facilities for the quarter ending December 29, 2005. Violations of financial covenants constitute events of default as defined in the financing facilities. Upon an event of default, outstanding amounts, including accrued interest, under the financing facilities would become immediately due. There is no assurance that the Company will be able to successfully renegotiate the existing agreements with its lenders or that the terms of the credit agreements will not be substantially changed. The inability of the Company to renegotiate the terms of its existing credit facilities or obtain new financing could have a material adverse effect on the Company’s business.
Note 9 — Interest Cost
The following is a breakout of interest cost:

	Quarter Ended
	September 29,	September 23,
	2005	2004
Gross interest cost	$1,766	$311
Capitalized interest	(251)	—

Interest expense	$1,515	$311

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.
INTRODUCTION
The Company is a processor, packager, marketer and distributor of shelled and inshell nuts. The Company also markets or distributes, and in most cases manufactures or processes, a diverse product line of food and snack items, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks and sesame products. The Company sells to the consumer market under a variety of private labels and under the Company’s brand names, primarily Fisher. The Company also sells to the industrial food service contract packaging and export markets.
The Company’s results for the first quarter of fiscal 2006 were disappointing in terms of both sales and earnings. Net sales increased by 3.0% to $138.7 million for the first quarter of fiscal 2006 compared to $134.6 million for the first quarter of fiscal 2005, but sales volume measured in pounds decreased by 10.5%. The decrease in sales volume was caused mainly by a 17.9% decrease in net sales in the Company’s consumer distribution channel. This decrease was caused in large part to the loss of private label business in the latter part of fiscal 2005 with customers that would not accept price increases. Also, market studies have shown a shift in consumer preference to branded snack nuts away from private label as the price differential between branded and private label products has narrowed due to necessary private label price increases caused by the rise in costs of tree nuts. Sales volume of the Company’s Fisher brand were virtually unchanged in the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005; however, since the majority of the Company’s consumer distribution channel business is private label, the overall decrease in the consumer distribution channel was significant.
The Company’s gross margin decreased to 9.6% of net sales for the first quarter of fiscal 2006 from 12.6% for the first quarter of fiscal 2005. The decrease in gross margin was caused by several factors. The decrease in sales volume led to a corresponding decrease in production. Manufacturing expenses of a fixed nature did not decrease with the decrease in production. Almond processing costs were negatively impacted by the lower quality of purchased almonds used in production. The shift in sales mix from the consumer distribution channel also negatively affected gross margin, as consumer sales typically carry higher gross margins than the Company’s overall gross margin. The gross margins on pecan sales were also lower in the first quarter of fiscal 2006 than the first quarter of fiscal 2005 due to significantly higher pecan costs. The rising costs of almonds continue to negatively impact the Company’s profitability. During the first quarter of fiscal 2006, the Company purchased almonds at costs significantly higher than the unit cost of almond inventory on hand at the end of fiscal 2005. These almond purchases in turn led to an increase in the unit cost of almond inventory on hand at the end of the first quarter of fiscal 2006. The almond inventory on hand at the end of the first quarter of fiscal 2006 was comprised of almonds purchased in fiscal 2005 and almonds purchased in the first quarter of fiscal 2006. As a result of the increase in almond inventory cost, the Company recorded a $2.2 million reserve during the first quarter of fiscal 2006 for losses expected on the fulfillment of certain fixed price almond contracts entered into in fiscal 2005.
Selling and administrative expenses increased to $13.4 million for the first quarter of fiscal 2006 from $12.6 million for the first quarter of fiscal 2005. This increase was caused primarily by a $0.5 million increase in legal and audit costs and a $0.2 increase due to the adoption of a supplemental retirement plan. Interest expense increased to $1.5 million for the first quarter of fiscal 2006 compared to $0.3 million for the first quarter of fiscal 2005. This increase was caused by a higher average level of borrowings and a higher interest rate on the Company’s revolving bank credit facility.
The above factors led to a net loss of ($1.1) million, or ($0.11) per share, in the first quarter of fiscal 2006 compared to net income of $2.6 million, or $0.24 per share, for the first quarter of fiscal 2005. While the Company is currently in compliance with all covenants under its credit facilities, it is probable that the Company will not be in compliance with the funded debt to EBITDA ratio covenants under the Bank Credit Facility and Note for the second quarter of fiscal 2006. The calculation of funded debt utilizes a twelve-month average outstanding balance for the Bank Credit Facility. Outstanding amounts under this facility are expected to be higher during the second quarter of fiscal 2006 than in the second quarter of fiscal 2005. The Company plans to negotiate with its lenders regarding the probable violation of the debt covenants. There is no assurance that the Company will be able to successfully renegotiate the existing agreements with its lenders or that the terms of the credit agreements will not be substantially changed. The inability of the Company to renegotiate the terms of its existing credit facilities or obtain new financing could have a material adverse effect on the Company’s business.

The possibility of growth and the seasonality of the Company’s business that has caused full-capacity utilization rates at the Company’s Chicago area facilities, led the Company to explore additional means of expanding its production capacity and enhancing its operations efficiency. As a result, the Company will consolidate its six Chicago area facilities into a single location in Elgin, Illinois. Of the six current facilities, two facilities and approximately 20% of a third facility are owned by the Company. Eighty percent of the third facility, and a fourth facility, are leased by the Company from certain partnerships owned by executive officers and directors of the Company. The remaining two facilities are leased by the Company from independent third parties.
On April 15, 2005, the Company closed on the $48.0 million purchase of a site in Elgin, Illinois (the “Current Site”) with the final $46.0 million paid using available funds under the Bank Credit Facility. The Current Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller for a three year period, with options for an additional seven years. The remaining portion of the office building may be leased to third parties. The 653,302 square foot warehouse building is being expanded to approximately 1,000,000 square feet and will be modified to accommodate the Company’s needs. Groundbreaking for the expansion occurred in August 2005. The construction is expected to be completed in the first half of calendar 2006. The Company’s existing Chicago area operations will be moved to the Current Site on a gradual basis.
The Company performed an analysis of its existing assets at its Chicago locations, and based on this analysis identified those assets which will be transferred to the Current Site and those that will not. For those assets which are not expected to be transferred to the Current Site, the remaining depreciation period has been reduced to reflect the Company’s estimate of the useful lives of these assets. In addition to the assets being transferred, new machinery and equipment will also be installed at the Current Site. The Company currently anticipates that operations will be fully integrated into the Current Site in December 2008.
Total additional expenditures for the facility consolidation project are estimated to be approximately $40 — $50 million, which the Company expects to finance through the Bank Credit Facility, available cash flow from operations, proceeds from the sale of existing facilities and rental income from the office building at the Current Site. The Bank Credit Facility expires on May 31, 2006. While the Company is currently negotiating with its lenders under the Bank Credit Facility and fully expects to extend the Bank Credit Facility, no assurances can be made that the Bank Credit Facility will be extended. Also, waivers will be required for the probable violation of financial covenants under the Bank Credit Facility and Note Agreement for the second quarter of fiscal 2006. See “Factors That May Affect Future Results — Risks and Uncertainties Regarding Facility Consolidation Project.”
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
The Company, along with related party partnerships that own a portion of the Company’s existing Chicago area facilities, is in the process of selling these facilities. The Company intends to lease back from the ultimate purchasers that portion of the facilities that are necessary to run the Company’s business while the facility consolidation project is completed in Elgin. The Company estimates that these sale and leaseback transactions will be consummated during the first half of fiscal 2006. Based upon the bids received, the Company believes that proceeds received from the sales will exceed the Company’s carrying value of these assets. The Company’s Board of Directors has appointed an independent committee to explore alternatives with respect to the Company’s existing leases for the properties owned by the related party partnerships. The Company may be required to incur costs and/or enter into other arrangements with the related party partnerships in this regard, however, the amount of any such costs or the nature of any such arrangements have not been determined.
Prior to acquiring the Current Site, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provides for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005, subject to final notification from the State of Illinois. The Company’s costs under the Development Agreement totaling $6.8 million are recorded as “Other Assets” at September 29, 2005 and June 30, 2005. The Company is currently negotiating with the City of Elgin for a possible transfer of title to the Company from the City of Elgin, after which time the Original Site would be marketed to potential buyers. The Company performed a review for realization of the carrying value under the Development Agreement, and concluded that no adjustment of the carrying value was required.
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
Total inventories were approximately $198.4 million at September 29, 2005, a decrease of $19.2 million, or 8.8%, from the balance at June 30, 2005, and an increase of $63.8 million, or 47.4%, over the balance at September 23, 2004. The decrease from June 30, 2005 to September 29, 2005 is due primarily to the seasonality of crop procurement. The increase from September 23, 2004 to September 29, 2005 is due primarily to higher costs of tree nuts. Quantities on hand, measured in terms of pounds, also increased at September 29, 2005 when compared to September 23, 2004, due primarily to increases in peanuts, walnuts and cashews. Net accounts receivable were $41.3 million at September 29, 2005, an increase of approximately $2.3 million, or 5.9%, over the balance at June 30, 2005, and a decrease of $0.6 million, or 1.3% from the balance at September 23, 2004. The increase from June 30, 2005 to September 29, 2005 is due to higher monthly sales in September 2005 than in June 2005.
The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2005, however, contained fifty-three weeks, with the fourth quarter containing fourteen weeks. References herein to fiscal 2006 are to the fiscal year ending June 29, 2006. References herein to fiscal 2005 are to the fiscal year ended June 30, 2005. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and its previously wholly owned subsidiary, JBS International, Inc., which was dissolved in November 2004.
RESULTS OF OPERATIONS
Net Sales
Net sales increased to $138.7 million for the first quarter of fiscal 2006 from approximately $134.6 million for the first quarter of fiscal 2005, an increase of $4.1 million, or 3.0%. The overall increase in net sales was due to higher prices due to higher commodity costs, especially for almonds and pecans. While sales prices increased, total pounds shipped decreased by 10.5% in the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005.
The decrease in sales volume was caused mainly by a 17.9% decrease in sales volume in the Company’s consumer distribution channel. This decrease was caused in large part to the loss of private label business in the latter part of fiscal 2005 with customers that would not accept price increases. Also, market studies have shown a shift in consumer preference to branded snack nuts away from private label as the price differential between branded and private label products has narrowed as private label sales prices have increased due to the rise in costs of tree nuts. Market studies have also shown a decrease in nut category volume sales during the first quarter of fiscal 2006. Sales volume of the Company’s Fisher brand were virtually unchanged in the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005; however, since the majority of the Company’s consumer distribution channel business is private label, the overall decrease in the consumer distribution channel was significant.
Unit volume sales for the first quarter of fiscal 2006, when compared to the first quarter of fiscal 2005, also decreased in the Company’s industrial (2.1%), food service (6.2%) and export (3.9%) distribution channels. These decreases were caused largely by reduced demand due to higher selling prices resulting from the significantly higher costs of tree nuts. The food service decrease was also attributable to lower airline customer sales.
The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

	Quarter Ended
	September 29,	September 23,
Distribution Channel	2005	2004
Consumer	$65,238	$70,708
Industrial	35,786	30,264
Food Service	16,447	14,083
Contract Packaging	10,478	10,523
Export	10,664	9,067

Total	$138,658	$134,645

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
	September 29,	September 23,
Product Type	2005	2004
Peanuts	21.4%	24.4%
Pecans	24.9	22.2
Cashews & Mixed Nuts	20.7	23.8
Walnuts	9.3	8.4
Almonds	14.8	11.6
Other	8.9	9.6

Total	100.0%	100.0%

The Company has recently entered into a new customer relationship for baking nuts, which should add sales of approximately $6 million per year beginning in the third quarter of fiscal 2006 through fiscal 2009.
Gross Profit
Gross profit for the first quarter of fiscal 2006 decreased 21.5% to $13.3 million from $16.9 million for the first quarter of fiscal 2005. Gross margin decreased to 9.6% of net sales for the first quarter of fiscal 2006 from 12.6% for the first quarter of fiscal 2005. The decrease in gross margin was caused by several factors. The decrease in sales volume led to a corresponding decrease in production. Manufacturing expenses of a fixed nature did not decrease with the decrease in production. Almond processing costs were negatively impacted by the lower quality of purchased almonds used in production. The shift in sales mix from the consumer distribution channel also negatively affected gross margin, as consumer sales typically carry higher gross margins than the Company’s overall gross margin. The gross margins on pecan sales were also lower in the first quarter of fiscal 2006 than the first quarter of fiscal 2005 due to significantly higher pecan costs. The rising costs of almonds continue to negatively impact the Company’s profitability. During the first quarter of fiscal 2006, the Company purchased almonds at costs significantly higher than the unit cost of almond inventory on hand at the end of fiscal 2005. These almond purchases in turn led to an increase in the unit cost of almond inventory on hand at the end of the first quarter of fiscal 2006. The almond inventory on hand at the end of the first quarter of fiscal 2006 was comprised of almonds purchased in fiscal 2005 and almonds purchased in the first quarter of fiscal 2006. As a result of the increase in almond inventory cost, the Company recorded a $2.2 million reserve during the first quarter of fiscal 2006 for losses expected on the fulfillment of certain fixed price almond contracts entered into in fiscal 2005. Favorably impacting the decrease in gross margin for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was a $0.3 million almond grower liability increase for the final 2004 crop settlement recorded in the first quarter of fiscal 2006 compared to a $1.2 million increase for the final 2003 crop settlement recorded in the first quarter of fiscal 2005.

Selling and Administrative Expenses
Selling and administrative expenses increased to $13.4 million, or 9.6% of net sales, for the first quarter of fiscal 2006 from $12.6 million, or 9.4% of net sales, for the first quarter of fiscal 2005. Selling expenses increased slightly to $9.9 million, or 7.1% of net sales, for the first quarter of fiscal 2006 from $9.8 million, or 7.3% of net sales, for the first quarter of fiscal 2005. Administrative expenses increased to $3.5 million, or 2.5% of net sales, for the first quarter of fiscal 2006 from $2.8 million, or 2.0% of net sales, for the first quarter of fiscal 2005. This increase was due primarily to a $0.5 million increase in legal and audit costs and $0.2 of expenses related to a supplemental retirement plan adopted in August 2005.
(Loss) Income from Operations
Due to the factors discussed above, income from operations decreased to a loss of ($0.1) million, or (0.1%) of net sales, for the first quarter of fiscal 2006, from approximately $4.3 million, or 3.2% of net sales, for the first quarter of fiscal 2005.
Interest Expense
Interest expense increased to $1.5 million for the first quarter of fiscal 2006 from $0.3 million for the first quarter of fiscal 2005. This increase was caused by a higher average level of borrowings and a higher interest rate on the Company’s revolving bank credit facility.
Rental and Miscellaneous (Expense) Income, Net
Net rental and miscellaneous (expense) income was an expense of $0.1 million for the first quarter of fiscal 2006 compared to income of $0.2 million for the first quarter of fiscal 2005. The decrease of $0.3 million was caused by expenses at the office building at the Current Site, including depreciation, exceeding rental income.
Income Taxes
Income tax benefit was $0.6 million, or 35.3% of loss before income taxes for the first quarter of fiscal 2006 compared to $1.6 million, or 39.0% of income before income taxes, for the first quarter of fiscal 2005. The effective tax rate was affected in the first quarter of fiscal 2006 by the inclusion of non-deductible incentive stock option expense. The effective tax rate for the entire fiscal 2006 is expected to be approximately 39.0%.
Net (Loss) Income
Net loss was ($1.1) million, or ($0.11) per common share (basic and diluted), for the first quarter of fiscal 2006, compared to $2.6 million, or $0.24 per common share (basic and diluted), for the first quarter of fiscal 2005.
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
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts the Company sells. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $31.6 million for the first quarter of fiscal 2006 compared to $18.7 million for the first quarter of fiscal 2005. The increase is due to lower almond and peanut purchases. Nut purchases for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 decreased by 36.3% in terms of pounds, and 18.6% in terms of dollars.
The Company repaid $0.2 million of long-term debt during the first quarter of fiscal 2006 compared to $0.4 million during the first quarter of fiscal 2005.
Financing Arrangements
The Company’s bank credit facility (the “Bank Credit Facility”) is comprised of (i) a working capital revolving loan which provides working capital financing of up to $73.6 million in the aggregate, and matures, as amended, on May 31, 2006, and (ii) a $6.4 million letter of credit (the “IDB Letter of Credit”) to secure the industrial development bonds described below which matures on June 1, 2006. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 6.08% at September 29, 2005) determined pursuant to a formula based on the agent bank’s quoted rate and the Eurodollar Interbank rate. As of September 29, 2005 the Company had $35.1 million of available credit under the Bank Credit Facility.
The terms of the Bank Credit Facility, as amended, matures on May 31, 2006 and includes certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company’s annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company’s Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company’s President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million, and prohibits the Company from redeeming shares of capital stock. As of September 29, 2005, the Company was in compliance with all restrictive covenants under the Bank Credit Facility, as amended. However, it is probable that the Company will be in violation of the maximum funded debt to EBITDA ratio covenant for the second quarter of fiscal 2006. Violations of financial covenants constitute an Event of Default as defined in the Bank Credit Facility. Upon an Event of Default, all outstanding amounts, including accrued interest, under the Bank Credit Facility would become immediately due. The Company’s current business plan also contemplates that the level of availability under the Bank Credit Facility will need to be increased in order to fund the Company’s operations, including the procurement of inventories and the facility consolidation project. The Company is currently negotiating with its lenders under the Bank Credit Facility for an extension of the facility and to amend future financial covenants. Based upon recent discussions, the lenders have expressed a desire to renew the Bank Credit Facility at terms that are more favorable to the Company and to increase the total availability. While the Company fully expects to extend the Bank Credit Facility (most likely in the second quarter of fiscal 2006), negotiate modifications to financial covenants or receive any necessary waivers and increase the level of availability, no assurances can be made that the Bank Credit Facility will be extended, financial covenants modified, potential covenant violations waived or that the level of availability will be increased. If the Bank Credit Facility is not renewed, the Company believes that it will be able to secure necessary financing from other lenders who have expressed interest in negotiating with the Company. If the Company is not able to enter into another agreement, it will have to consider financing alternatives which might include identifying alternative sources of debt or equity capital or an unplanned sale of assets. The inability of the Company to modify, extend or replace its existing Bank Credit Facility would have a material adverse effect on the Company.
On December 16, 2004, the Company received $65.0 million from the Note Agreement to fund a portion of the facility consolidation project and for general working capital purposes. Under the terms of the Note Agreement, the notes have a maturity of ten years, bear interest at a 4.67% annual rate and are required to be repaid in equal semi-annual principal payments of $3.6 million beginning on June 1, 2006. As of September 29, 2005, the outstanding balance on the Note Agreement was $65.0 million.
The terms of the Note Agreement include certain restrictive covenants that, among other things, require the Company to maintain specified financial ratios. These covenants coincide with those included in the Bank Credit Facility. As of September 29, 2005, the Company was in compliance with all restrictive covenants under the Note Agreement. However, it is probable that the Company will not be in compliance with the maximum funded debt to EBITDA ratio covenant for the second quarter of fiscal 2006. Violations of financial covenants constitute an Event of Default as defined in the Note Agreement. Upon an Event of Default, all outstanding amounts, including accrued interest, under the Note Agreement would become immediately due. The Company will negotiate with the lenders under the Note Agreement for amendments to future financial covenants or waivers of covenant violations. The inability of the Company to amend future financial covenants or receive waivers for covenant violations would have a material adverse effect on the Company.
As of September 29, 2005, the Company had $6.2 million in aggregate principal amount of industrial development bonds outstanding, which was originally used to finance the acquisition, construction and equipping of the Company’s Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.00% (which was reset on June 1, 2002) through May 2006. On June 1, 2006, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $0.3 million in fiscal 2006 to $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
Capital Expenditures
The Company spent $5.7 million on capital expenditures in the first quarter of fiscal 2006 compared to $2.1 million in the first quarter of fiscal 2005. The increase is due primarily to $2.7 million spent in the first quarter of fiscal 2006 related to the facility consolidation. The Company expects to incur an additional $40 — $50 million on the facility consolidation project from fiscal 2006 to fiscal 2009, primarily related to the construction of an expansion to the Current Site and the purchase of capital equipment. Groundbreaking at the Current Site occurred in August 2005. The Company entered into a contract with a general contractor for an estimated amount of $23.2 million, $2.1 million of which was paid during the first quarter of fiscal 2006, to construct the expansion of the Current Site. This expansion is scheduled to be completed in the spring of calendar 2006. Capital expenditures for fiscal 2006 that are unrelated to the facility consolidation project are expected to be approximately $12 million.
The Company, along with related party partnerships that own a portion of the Company’s Chicago area facilities, is in the process of selling these facilities. The Company intends to lease back from the eventual buyer or buyers of these properties the portion of the facilities that are necessary to run the Company’s business while the facility consolidation project is completed at the Current Site. The Company estimates that these sale and leaseback transactions will be consummated during the second quarter of fiscal 2006. Based upon the bids received, the Company believes that proceeds received from the sales will exceed the Company’s carrying value of these assets. The Company’s Board of Directors has appointed an independent committee to explore alternatives with respect to the Company’s existing leases for the properties owned by the related party partnerships. The Company may be required to incur costs and/or enter into other arrangements with the related party partnerships in this regard, however, the amount of any such costs or the nature of any such arrangements have not been determined.
FORWARD LOOKING STATEMENTS
The statements contained in this filing that are not historical (including statements concerning the Company’s expectations regarding market risk) are “forward looking statements”. These forward looking statements, which generally are followed (and therefore identified) by a cross reference to “Factors That May Affect Future Results” or are identified by the use of forward looking words and phrases such as “intends”, “may”, “believes” and “expects”, represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors, including the factors described below under “Factors That May Affect Future Results”, that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events which may be subject to circumstances beyond the Company’s control. Consequently, results actually achieved may differ materially from the expected results included in these statements.
FACTORS THAT MAY AFFECT FUTURE RESULTS
Availability of Raw Materials and Market Price Fluctuations
The availability and cost of raw materials for the production of the Company’s products, including peanuts, pecans, almonds, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond the Company’s control, such as weather conditions, plant diseases and changes in government programs. Additionally, the supply of edible nuts and other raw materials used in the Company’s products could be reduced upon any determination by the United States Department of Agriculture (“USDA”) or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. If worldwide demand for nuts continues at recent rates, and supply does not expand to meet demand, a reduction in availability and an increase in the cost of raw materials would occur. This type of increase was experienced during the last half of fiscal 2004 and during fiscal 2005 and the first quarter of fiscal 2006 for most of the Company’s major nut types. The Company is not able to hedge against changes in commodity prices because no market to do so exists, and thus, shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on the Company’s profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company’s inventories and profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See “Introduction”.
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
More specifically, the following risks, among others, may limit the financial benefits of the facility consolidation project:
•	delays and cost overruns in the construction of and equipment for the new facility are possible and could offset other cost savings expected from the consolidation;

•	the facility consolidation project is likely to have a negative impact on the Company’s earnings during the construction period and the time during which operations are transitioned to the Current Site;

•	the proceeds the Company receives from selling or renting its existing facilities may be less than it expects, and the timing of the receipt of those proceeds may be later than the Company has planned;

•	the facility consolidation project may not eliminate as many redundant processes as the Company presently anticipates;

•	the Company may not realize the expected increase in demand for its products necessary to justify additional production capacity created by the facility consolidation;

•	the Company may have problems or unexpected costs in transferring equipment or obtaining new equipment;

•	the Company may not be able to transfer production from its existing facilities to the new facility without a significant interruption in its business;

•	moving the Company’s facilities to a new location may cause attrition in its personnel at levels that result in a significant interruption in its operations, and the Company expects to incur additional annual compensation costs of approximately $300,000 to facilitate the retention of certain of its key personnel while the facility consolidation project is in process;

•	the Company may be required to fund a portion of the facility consolidation project through additional financing, which may be at rates less favorable than its current credit facilities;

•	the Company may be unable to refinance its Bank Credit Facility;

•	the Company may be unable to obtain amendments or waivers for future covenant violations under its credit facilities for the second quarter of fiscal 2006;

•	the Company may be required to incur costs to exit existing leases;

•	the Company may not receive the anticipated rental income for the unused portion of the Current Site; and

•	the Company may not be able to recover its investment in the Original Site.

If for any reason the Company were to realize less than the expected benefits from the facility consolidation project, its future income stream, cash flows and debt levels could be materially adversely affected. In addition, the facility consolidation project is a long-term project and unanticipated risks may develop as the project proceeds.
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
Fixed Price Commitments
The great majority of the Company’s industrial sales, and certain other customers, require the Company to enter into fixed price commitments with its customers. Such commitments represented approximately 28% of the Company’s annual net sales in fiscal 2005, and in many cases are entered into after the Company’s cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The commitments are for a fixed period of time, typically one year, but may be extended if remaining balances exist. The Company expects to continue to enter into fixed price commitments with respect to certain of its nut products prior to fixing its acquisition cost in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent the Company does so, however, these fixed price commitments may result in reduced gross profit margins or generate losses that have a material adverse effect on the Company’s results of operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 29, 2005. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2005, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
In connection with the evaluation by management, including the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 29, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2005.

JOHN B. SANFILIPPO & SON, INC

By:	/s/ Michael J. Valentine Michael J. Valentine
Executive Vice President Finance,
Chief Financial Officer, and Secretary

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

10.13	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

Exhibit
Number	Description

10.14	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.15	The Registrant’s 1995 Equity Incentive Plan(8)

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

10.21	The Registrant’s 1998 Equity Incentive Plan(12)

10.22	First Amendment to the Registrant’s 1998 Equity Incentive Plan(14)

10.23	Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A.(“STB”) (replacing KNA)(13)

10.24	Third Amendment to Credit Agreement dated May 20, 2002 by and among the Registrant, JBSI, USB as Agent, LNB and STB(15)

10.25	Fourth Amendment to Credit Agreement dated May 30, 2003 by and among the Registrant, JBSI, USB as Agent, LNB and STB(16)

10.26	Consent, Waiver and Fifth Amendment to Credit Agreement dated December 1, 2004 by and among the Registrant, USB as Agent, LNB and STB(19)

10.27	Revolving Credit Note in the principal amount of $40.0 million executed by the Registrant and JBSI in favor of USB, dated as of May 30, 2003(14)

10.28	Revolving Credit Note in the principal amount of approximately $22.9 million executed by the Registrant and JBSI in favor of STB, dated as of May 30, 2003(14)

10.29	Revolving Credit Note in the principal amount of approximately $17.1 million executed by the Registrant and JBSI in favor of LSB, dated as of May 30, 2003(14)

10.30	Industrial Building Lease between the Registrant and Cabot Acquisition, LLC dated April 18, 2003(16)

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

10.33	Request for Waiver and Restriction on Transfer, dated January 22, 2004, by and between the Registrant and each holder of the Registrant’s Class A Common Stock(16)

10.34	Letter Agreement, dated January 21, 2004, by and between the Registrant and Mathias A. Valentine(16)

10.35	Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the Michael J. Valentine Trust(16)

Exhibit
Number	Description

10.36	Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the James Valentine Trust(16)

10.37	Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the Mary Jo Carroll Trust(16)

10.38	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the John E. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(16)

10.39	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the James J. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(16)

10.40	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Jeffrey T. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(16)

10.41	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Lisa Sanfilippo Irrevocable Trust Agreement Dated 1/21/93(16)

10.42	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Jasper B. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(16)

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

10.46	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(17)

10.47	Agreement for Purchase and Sale between Matsushita Electric Corporation of America and the Company, dated December 2, 2004(20)

10.48	First Amendment to Purchase and Sale Agreement dated March 2, 2005 by and between Panasonic Corporation of North America (“Panasonic”), f/k/a Matsushita Electric Corporation, and the Company(22)

10.49	Sixth Amendment to Credit Agreement dated March 7, 2005 by and among the Company and USB in its capacity as agent to STB and LSB(22)

10.50	Amended and Restated Line of Credit Note in the principal amount of $52.5 million executed by the Company in favor of USB, dated March 7, 2005(22)

10.51	Amended and Restated Line of Credit Note in the principal amount of $22.5 million executed by the Company in favor of STB, dated March 7, 2005(22)

10.52	Amended and Restated Line of Credit Note in the principal amount of $30.0 million executed by the Company in favor of LSB, dated March 7, 2005(22)

10.53	Office Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(23)

10.54	Warehouse Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(23)

10.55	Construction contract dated August 18, 2005 between the Company and McShane Construction Corporation, as general contractor(25)

Exhibit
Number	Description

10.56	The Registrant’s Supplemental Retirement Plan(25)

10.57	Form of Option Grant Agreement under 1998 Equity Incentive Plan(25)

11-31	Not applicable

31.1	Certification of Jasper B. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jasper B. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-99	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681), as amended by the certificate of amendment filed as an appendix to the Registrant’s 2004 Proxy Statement filed on September 8, 2004.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 1992 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 28, 1995 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 26, 1998 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 25, 1998 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2000 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2002 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 26, 2003 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Amendment No. 2), Registration No. 333-112221, as filed with the Commission on March 10, 2004.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 23, 2004 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2004 (Commission File No. 0-19681).

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 2, 2004 (Commission File No. 0-19681).

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2004 (Commission File No. 0-19681).

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2005 (Commission File No. 0-19681).

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2005 (Commission File No. 0-19681).

(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

(25)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).