Form 10-Q
period 2005-12-29
SANFILIPPO JOHN B & SON INC
filed 2006-02-07
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2005
Commission File Number 0-19681
JOHN B. SANFILIPPO & SON, INC.
A Delaware Corporation
EIN 36-2419677
2299 Busse Road
Elk Grove Village, Illinois 60007
(847) 593-2300
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company. ☐ Yes ☒ No
As of February 7, 2006, 8,103,599 shares of the Registrant’s Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 29, 2005
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29,	December 23,	December 29,	December 23,
	2005	2004	2005	2004
Net sales	$191,077	$183,024	$329,735	$317,669
Cost of Sales	174,938	158,034	300,316	275,753

Gross profit	16,139	24,990	29,419	41,916

Operating expenses:
Selling expenses	11,135	10,908	21,021	20,756
Administrative expenses	3,742	3,260	7,218	6,013

Total operating expenses	14,877	14,168	28,239	26,769

Income from operations	1,262	10,822	1,180	15,147

Other income (expense):
Interest expense ($156, $177, $318 and $360 to related parties)	(1,149)	(416)	(2,664)	(727)
Rental and miscellaneous (expense) income, net	(122)	120	(268)	296

Total other expense, net	(1,271)	(296)	(2,932)	(431)

(Loss) income before income taxes	(9)	10,526	(1,752)	14,716
Income tax expense (benefit)	55	4,105	(560)	5,739

Net (loss) income	$(64)	$6,421	$(1,192)	$8,977

Basic (loss) earnings per common share	$(0.01)	$0.61	$(0.11)	$0.85

Diluted (loss) earnings per common share	$(0.01)	$0.60	$(0.11)	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except per share amounts)

	December 29,		December 23,
	2005	June 30, 2005	2004
ASSETS
CURRENT ASSETS:
Cash	$3,245	$1,885	$43,438
Accounts receivable, less allowances of $5,887, $3,729 and $3,125	47,208	39,002	48,488
Inventories	209,488	217,624	209,766
Income taxes receivable	1,818	—	—
Deferred income taxes	1,808	1,742	1,322
Prepaid expenses and other current assets	1,537	1,663	3,107

TOTAL CURRENT ASSETS	265,104	261,916	306,121

PROPERTY, PLANT AND EQUIPMENT:
Land	10,353	9,333	1,863
Buildings	66,442	66,288	66,177
Machinery and equipment	106,977	104,703	100,935
Furniture and leasehold improvements	5,582	5,437	5,437
Vehicles	3,078	3,070	3,070
Construction in progress	26,752	12,771	2,591

	219,184	201,602	180,073
Less: Accumulated depreciation	116,709	112,599	108,377

	102,475	89,003	71,696
Rental investment property, less accumulated depreciation of $528, $128 and $0	28,365	28,766	—

TOTAL PROPERTY, PLANT AND EQUIPMENT	130,840	117,769	71,696

Intangible asset – minimum retirement plan liability	10,467	—	—
Cash surrender value of officers’ life insurance and other assets	4,564	4,468	4,305
Development agreement	6,802	6,802	4,944
Goodwill, less accumulated amortization of $1,262	1,242	1,242	1,242
Brand name, less accumulated amortization of $5,858, $5,645 and $5,432	2,062	2,275	2,488

TOTAL ASSETS	$421,081	$394,472	$390,796

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except per share amounts)

	December 29,		December 23
	2005	June 30, 2005	2004
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$27,817	$66,561	$—
Current maturities of long-term debt, including related party debt of $751, $703 and $650	72,073	10,611	1,053
Accounts payable, including related party payables of $799, $1,113 and $622	75,142	29,908	89,887
Book overdraft	12,640	3,047	12,655
Accrued payroll and related benefits	5,839	5,696	5,068
Other accrued expenses	8,975	7,534	5,313
Income taxes payable	—	795	2,745

TOTAL CURRENT LIABILITIES	202,486	124,152	116,721

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $3,541, $3,929 and $4,300	5,275	67,002	77,226
Retirement plan	11,197	—	—
Deferred income taxes	6,817	7,143	6,380

TOTAL LONG-TERM LIABILITIES	23,289	74,145	83,606

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,103,559, 8,100,349 and 8,087,974 shares issued and outstanding	81	81	81
Capital in excess of par value	99,487	99,164	98,980
Retained earnings	96,916	98,108	92,586
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	195,306	196,175	190,469

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$421,081	$394,472	$390,796

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 29,	December 23,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,192)	$8,977
Depreciation and amortization	5,071	5,488
(Gain) on disposition of properties	(2)	(16)
Deferred income tax benefit	(392)	(8)
Tax benefit of option exercises	—	46
Stock-based compensation expense	288	—
Change in current assets and current liabilities:
Accounts receivable, net	(8,206)	(12,920)
Inventories	8,136	(82,307)
Prepaid expenses and other current assets	126	(1,004)
Accounts payable	45,234	73,499
Accrued expenses	1,584	(5,364)
Income taxes receivable/payable	(2,613)	3,688
Other operating assets	661	(1,407)

Net cash provided by (used in) operating activities	48,695	(11,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,312)	(4,466)
Facility expansion costs	(12,234)	(2,303)
Development agreement costs	—	(4,494)
Proceeds from disposition of properties	2	16
Cash surrender value of officers’ life insurance	(277)	—

Net cash used in investing activities	(17,821)	(11,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	47,869	36,008
Repayments of revolving credit borrowings	(86,613)	(41,277)
Issuance of long-term debt	—	65,000
Principal payments on long-term debt	(398)	(618)
Increase in book overdraft	9,593	4,729
Issuance of Common Stock under option plans	24	86
Tax benefit of stock options exercised	11	—

Net cash (used in) provided by financing activities	(29,514)	63,928

NET INCREASE IN CASH	1,360	41,353
Cash, beginning of period	1,885	2,085

Cash, end of period	$3,245	$43,438

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	133	—
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
Note 2 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	December 29,	June 30,	December 23,
	2005	2005	2004
Raw material and supplies	$115,360	$99,851	$121,310
Work-in-process and finished goods	94,128	117,773	88,456

Inventories	$209,488	$217,624	$209,766

Note 3 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29,	December 23,	December 29,	December 23,
	2005	2004	2005	2004
Weighted average shares outstanding – basic	10,582,562	10,562,470	10,581,365	10,560,847
Effect of dilutive securities:
Stock options	—	147,754	—	153,508

Weighted average shares outstanding – diluted	10,582,562	10,710,224	10,581,365	10,714,355

366,440 stock options with a weighted average exercise price of $13.62 were excluded from the computation of diluted earnings per share for both the quarter and twenty-six weeks ended December 29, 2005 due to the net loss for both the quarterly and twenty-six week periods. 3,000 stock options, with a weighted average exercise price of $32.30, were excluded from the computation of diluted earnings per share for both the quarter and twenty-six weeks ended December 23, 2004 due to the exercise price exceeding the average market price of the Common Stock.
Note 4 – Stock-Based Compensation
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

There are 700,000 shares of common stock authorized for issuance to certain key employees and “outside directors” (i.e. directors who are not employees of the Company or any of its subsidiaries). At December 29, 2005, there were 157,000 options available for distribution under this plan.
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
Effective for the first quarter of fiscal 2006, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.
Prior to the adoption of SFAS 123R, the Company included all tax benefits resulting from the exercise of stock options in operating cash flows in its consolidated statements of cash flows. In accordance with SFAS 123R, for the period beginning with first quarter of fiscal 2006, the Company includes the tax benefits from the exercise of stock options in financing cash flows in its consolidated statement of cash flows.
The Company determines fair value of such awards using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value the Company’s grants through the second quarter of 2006: 3.75 and 6.25 years expected life; expected stock volatility from 51.2% to 56.9%; risk-free interest rate of 4.07% to 4.44%; expected forfeitures of 0%; and expected dividend yield of 0% during the expected term.
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
Under the fair value recognition provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation expense was $156 thousand and $288 thousand for the quarter and twenty six weeks ended December 29, 2005, respectively, and the related tax benefit for non-qualified stock options was $1 thousand and $3 thousand for the quarter and twenty-six weeks ended December 29, 2005, respectively.
Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees using the intrinsic method in accordance with APB 25. The following table illustrates the effect on net income for the quarter and twenty-six weeks ended December 23, 2004 and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R (in thousands, except per-share amounts):

	December 23, 2004
		For the
	For the	Twenty-six
	Quarter Ended	Weeks Ended
Reported net income	$6,421	$8,977
Less: Compensation cost determined under the fair value method	85	148

Pro forma net income	$6,336	$8,829

Basic earnings per common share:
As reported	$0.61	$0.85
Pro forma	$0.60	$0.84
Diluted earnings per common share:
As reported	$0.60	$0.84
Pro forma	$0.59	$0.82

Activity in the Company’s stock option plans for the first twenty-six weeks of fiscal 2006 was as follows:

			Weighted	Aggregate
			Average	Intrinsic
		Weighted	Remaining	Value
		Exercise	Contractual	(in)
Options	Shares	Price	Term	thousands)
Outstanding, beginning of year	314,190	$12.37
Activity:
Granted	64,500	18.82
Exercised	(3,250)	7.48
Forfeited	(9,000)	9.64

Outstanding, end of period	366,440	$13.62	7.18	$2,411

Exercisable, end of period	175,278	$10.30	6.52	$858

The weighted average fair value of options granted and the total intrinsic value of options exercised was $9.45 and $29 thousand, respectively, during the first twenty-six weeks of 2006.
A Summary of the status of the Company’s non-vested shares as of December 29, 2005, and changes during the twenty-six weeks ended December 29, 2005, is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested, beginning of year	196,360	$7.09
Activity:
Granted	64,500	9.45
Vested	(67,198)	6.33
Forfeited	(2,500)	9.30

Nonvested, end of period	191,162	$8.12

As of December 29, 2005, there was $1.47 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The Company expects to recognize that cost over a weighted average period of 1.73 years. The total fair value of shares vested during the twenty-six weeks ended December 29, 2005 was $425 thousand.
Note 5 — Retirement Plan
On August 25, 2005, the Company’s Compensation, Nominating and Corporate Governance Committee approved a Supplemental Retirement Plan (the “SERP”) to cover certain executive officers of the Company. The purpose of the SERP is to provide an unfunded, non-qualified deferred compensation monthly benefit upon retirement, disability or death to a select group of management and key employees of the Company. The monthly benefit is based upon each individual’s earnings and his number of years of service. Administrative expenses include the following net periodic benefit costs (amounts in thousands):

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29,	December 23,	December 29,	December 23,
	2005	2004	2005	2004
Service cost	$115	$—	$154	$—
Interest cost	193	—	257	—
Amortization of prior service cost	239	—	319	—

Net periodic benefit cost	$547	$—	$730	$—

Additionally, an intangible asset and an additional minimum liability for accumulated benefit obligations of $10.47 million were recorded upon adoption of the SERP during the first quarter of fiscal 2006.

Note 6 — Distribution Channel and Product Type Sales Mix
The Company operates in a single reportable segment through which it sells various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel (in thousands):

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29,	December 23,	December 29,	December 23,
Distribution Channel	2005	2004	2005	2004
Consumer	$107,387	$102,948	$172,671	$173,656
Industrial	40,723	38,498	76,508	68,762
Food Service	16,826	15,011	33,273	29,094
Contract Packaging	11,494	11,092	21,972	21,615
Export	14,647	15,475	25,311	24,542

Total	$191,077	$183,024	$329,735	$317,669

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29,	December 23,	December 29,	December 23,
Product Type	2005	2004	2005	2004
Peanuts	17.2%	18.2%	19.0%	20.8%
Pecans	26.8	27.9	26.0	25.5
Cashews & Mixed Nuts	22.1	23.2	21.5	23.4
Walnuts	13.3	11.6	11.6	10.3
Almonds	13.3	10.8	13.9	11.1
Other	7.3	8.3	8.0	8.9

Total	100.0%	100.0%	100.0%	100.0%

Note 7 — Comprehensive Income
The Company accounts for comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income”. The Company currently has no components of comprehensive income that are required to be disclosed separately. Consequently, comprehensive income equals net income for all periods presented.
Note 8 – Credit Facilities
The Company was not in compliance with the funded debt to twelve-month EBITDA ratio covenants under its Bank Credit Facility and its primary long-term financing facility (the “Note Agreement”) and the minimum twelve-month EBITDA requirement under its Bank Credit Facility as of December 29, 2005. The Company received waivers not to demand payment of amounts outstanding under these agreements for non-compliance with these three financial covenants as of December 29, 2005. However, the Company expects to not be in compliance with these same three covenants for the quarter ending March 30, 2006. Accordingly, $57.8 million of long-term was reclassified as a current liability. In addition to the waivers, the Bank Credit Facility was amended to provide an additional $20.0 million of availability and the Note Agreement was amended whereby an additional fee of 1.00% per annum will be incurred by the Company for the time period for which compliance with the funded debt to twelve-month EBITDA ratio is not obtained. Non-compliance with financial covenants constitutes an event of default as defined in the financing agreements. Upon an event of default, outstanding amounts, including accrued interest, under the financing facilities would become immediately due at the demand of the lenders. There is no assurance that the Company will be able to successfully renegotiate these financing agreements with its lenders or that the terms of the credit agreements will not be substantially changed. The inability of the Company to renegotiate the terms of its existing credit facilities or obtain new financing could have a material adverse effect on the Company’s business and financial position.

Note 9 – Interest Cost
The following is a breakout of interest cost:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29,	December 23,	December 29,	December 23,
Distribution Channel	2005	2004	2005	2004
Gross interest cost	$1,465	$416	$3,231	$727
Capitalized interest	(316)	—	(567)	—

Interest expense	$1,149	$416	$2,664	$727

Note 10 – Subsequent Events
Prior to acquiring the Elgin, Illinois site being used for the Company’s facility consolidation project, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. The Company’s costs under the Development Agreement totaling $6.8 million are recorded as “Other Assets” at December 29, 2005 and June 30, 2005 and $4.9 million at December 23, 2004. On February 1, 2006, the Company and the related party partnerships entered into a Termination Agreement with the City of Elgin whereby the Development Agreement was terminated and the City of Elgin became obligated to convey the property to the Company and the partnerships within thirty days. Upon such conveyance by the City of Elgin, the partnerships have agreed to transfer (by quit claim deed) their interests to the Company without consideration. After the property is conveyed, the Original Site will be marketed to potential buyers. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value was required as of December 29, 2005.
The Company, along with related party partnerships that own a portion of the Company’s existing Chicago area facilities, is in the process of selling these facilities. The Company intends to lease back from the ultimate purchasers that portion of the facilities that are necessary to run the Company’s business while the facility consolidation project is completed in Elgin. The Company estimates that these sale and leaseback transactions will be consummated during the third quarter of fiscal 2006. Based upon the bids received, the Company believes that proceeds received from the sales will exceed the Company’s carrying value of these assets. The Company’s Board of Directors appointed an independent board committee to explore alternatives with respect to the Company’s existing leases for the properties owned by the related party partnerships. After negotiations with the partnerships, the independent committee approved a non-binding letter of intent whereby: (i) the current related party leases would terminate without penalty to the Company; (ii) the Company would receive $2.0 million for the portion of the Busse Road property that it owns; and (iii) the Company will sell its Selma, Texas properties to the partnerships for $14.3 million (an estimate of fair value and in excess of its carrying value) and lease them back. The sale price and rental rate for the Selma, Texas properties were determined by an independent appraiser. The lease for the Selma, Texas properties will have a ten-year term at a fair market value rent, with three five-year renewal options. In addition, the Company will have an option to repurchase these properties from the partnerships after five years at 95% of the then fair market value.

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
The Company’s results through the second quarter of fiscal 2006 were disappointing in terms of both sales and earnings. Net sales increased by 4.4% to $191.1 million for the second quarter of fiscal 2006 compared to $183.0 million for the second quarter of fiscal 2005, but sales volume measured in pounds decreased by 11.6%. Net sales increased by 3.8% to $329.7 million for the first twenty-six weeks of fiscal 2006 compared to $317.7 million for the first twenty-six weeks of fiscal 2005, but sales volume measured in pounds decreased by 11.1% over this period. The primary factor causing the decline in sales volume was the higher costs of tree nuts during the first half of fiscal 2006 when compared to the first half of fiscal 2005, which led to decreased demand for nut products. Net income decreased to a net loss of $0.1 million for the second quarter of fiscal 2006 compared to net income of $6.4 million for the second quarter of fiscal 2005. Net income decreased to a net loss of $1.2 million for the first twenty-six weeks of fiscal 2006 compared to net income of $9.0 million for the first twenty-six weeks of fiscal 2005.
The Company’s unfavorable operating results have caused non-compliance with certain restrictive covenants under its financing facilities. Specifically, the Company failed to achieve the minimum rolling twelve-month earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement under the Bank Credit Facility, as defined below, and exceeded the maximum allowable funded debt to twelve-month EBITDA ratio under both the Bank Credit Facility and the Note Agreement, as defined below. The Company received waivers not to demand payment of amounts outstanding under these agreements for non-compliance with these three financial covenants as of December 29, 2005. However, the Company expects to not be in compliance with these same three covenants for the quarter ending March 30, 2006. Accordingly, $57.8 million of long-term was reclassified as a current liability. In addition to the waivers, the Bank Credit Facility was amended to provide an additional $20.0 million of availability and the Note Agreement was amended whereby an additional fee of 1.00% per annum will be incurred by the Company for the time period for which compliance with the funded debt to twelve-month EBITDA ratio is not obtained. Non-compliance with financial covenants constitutes an event of default as defined in the financing agreements. Upon an event of default, outstanding amounts, including accrued interest, under the financing facilities would become immediately due at the demand of the lender. While the Company fully expects to renegotiate the terms of the Bank Credit Facility and the Note Agreement during the third quarter of fiscal 2006, there is no assurance that the Company will be able to successfully renegotiate these financing agreements with its lenders or that the terms of the credit agreements will not be substantially changed. If the Bank Credit Facility is not renewed, the Company believes that it will be able to secure necessary financing from other lenders who have expressed interest in negotiating with the Company. If the Company is not able to renegotiate the terms of its credit agreements, it will have to consider financing alternatives which might include identifying alternative sources of debt or equity capital, or an unplanned sale of assets or the curtailment of the facility consolidation project. The inability of the Company to renegotiate the terms of its existing credit facilities or obtain new financing could have a material adverse effect on the Company’s business and financial position.
The Company is currently undertaking a facility consolidation project as a means of expanding its production capacity and enhancing its operations efficiency. As a result, the Company will consolidate its six Chicago area facilities into a single location in Elgin, Illinois. Of the six current facilities, two facilities and approximately 20% of a third facility are owned by the Company. Eighty percent of the third facility, and a fourth facility, are leased by the Company from certain partnerships owned by executive officers and directors of the Company and their family members. The remaining two facilities are leased by the Company from independent third parties.
As part of the facility consolidation project, on April 15, 2005, the Company closed on the $48.0 million purchase of a site in Elgin, Illinois (the “Current Site”) with the final $46.0 million paid using available funds under the Bank Credit Facility. The Current Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller for a three year period, with options for an additional seven years. The remaining portion of the office building may be leased to third parties. The 653,302 square foot warehouse building is being expanded to approximately 1,000,000 square feet and will be modified to accommodate the Company’s needs.

Groundbreaking for the expansion occurred in August 2005. The construction is expected to be completed in the first half of calendar 2006. The Company’s existing Chicago area operations are expected to be moved to the Current Site over a three-year period as operations permit.
The Company performed an analysis of its existing assets at its Chicago locations, and based on this analysis identified those assets which will be transferred to the Current Site and those that will not. For those assets which are not expected to be transferred to the Current Site, the remaining depreciation period has been reduced to reflect the Company’s estimate of the useful lives of these assets. In addition to the assets being transferred, new machinery and equipment will also be installed at the Current Site. The Company currently anticipates that operations will be fully integrated into the Current Site by December 2008.
Total remaining capital expenditures for the facility consolidation project are estimated to be approximately $30 — $40 million, which the Company expects to finance through the Bank Credit Facility, available cash flow from operations, proceeds from the sale of existing facilities and rental income from the office building at the Current Site. The Bank Credit Facility expires on May 31, 2006. While the Company is currently negotiating with its lenders under the Bank Credit Facility and fully expects to extend the Bank Credit Facility, no assurances can be made that the Bank Credit Facility will be extended or renewed at favorable terms. Also, waivers and/or modifications to the Bank Credit Facility and Note Agreement will be required for the probable non-compliance with financial covenants under the Bank Credit Facility and Note Agreement for the third quarter of fiscal 2006. See “Factors That May Affect Future Results — Risks and Uncertainties Regarding Facility Consolidation Project.”
This facility consolidation project is anticipated to achieve two primary objectives. First, the consolidation is intended to generate cost savings through the elimination of redundant costs, such as interplant freight, and improvements in manufacturing efficiencies. Second, the new facility is expected to initially increase production capacity by 25% to 40% and to provide substantially more square footage than the aggregate space now available in the Company’s existing Chicago area facilities to support future growth in the Company’s business. The facility consolidation project is expected to allow the Company to pursue certain new business opportunities that currently are not available due to the lack of production capacity.
The Company, along with related party partnerships that own a portion of the Company’s existing Chicago area facilities, is in the process of selling these facilities. The Company intends to lease back from the ultimate purchasers that portion of the facilities that are necessary to run the Company’s business while the facility consolidation project is completed in Elgin. The Company estimates that these sale and leaseback transactions will be consummated during the third quarter of fiscal 2006. Based upon the bids received, the Company believes that proceeds received from the sales will exceed the Company’s carrying value of these assets. The Company’s Board of Directors appointed an independent board committee to explore alternatives with respect to the Company’s existing leases for the properties owned by the related party partnerships. After negotiations with the partnerships, the independent committee approved a non-binding letter of intent whereby: (i) the current related party leases would terminate without penalty to the Company; (ii) the Company would receive $2.0 million for the portion of the Busse Road property that it owns; and (iii) the Company will sell its Selma, Texas properties to the partnerships for $14.3 million (an estimate of fair value and in excess of its carrying value) and lease them back. The sale price and rental rate for the Selma, Texas properties were determined by an independent appraiser. The lease for the Selma, Texas properties will have a ten-year term at a fair market value rent, with three five-year renewal options. In addition, the Company will have an option to repurchase these properties from the partnerships after five years at 95% of the then fair market value.
Prior to acquiring the Current Site, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. The Company’s costs under the Development Agreement totaling $6.8 million are recorded as “Other Assets” at December 29, 2005. On February 1, 2006, the Company and the related party partnerships entered into a Termination Agreement with the City of Elgin whereby the Development Agreement was terminated and the City of Elgin became obligated to convey the property to the Company and the partnerships within thirty days. Upon such conveyance by the City of Elgin, the partnerships have agreed to transfer (by quit claim deed) their interests to the Company without consideration. After the property is conveyed, the Original Site will be marketed to potential buyers. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value was required as of December 29, 2005.
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
Total inventories were approximately $209.5 million at December 29, 2005, a decrease of $8.1 million, or 3.7%, from the balance at June 30, 2005, and a decrease of $0.3 million, or 0.1%, over the balance at December 23, 2004. The decrease from June 30, 2005 to September 29, 2005 is due primarily to the seasonality of crop procurement. While the dollar value of inventories at December 29, 2005 is virtually unchanged from the dollar value at December 23, 2004, there are significant variations by nut type. The significantly higher cost of almonds resulted in a 31.9% increase in almond inventories despite an 18.8% decrease in the quantities of almonds on hand. Inshell walnut inventories increased 45.7% due to higher purchases of walnuts in fiscal 2006 than fiscal 2005. Offsetting these increases to inventories were a decrease in finished goods and a decrease in inshell peanuts due to a change in the way that peanuts are procured. Net accounts receivable were $47.2 million at December 29, 2005, an increase of approximately $8.2 million, or 21.0%, over the balance at June 30, 2005, and a decrease of $1.3 million, or 2.6% from the balance at December 23, 2004. The increase from June 30, 2005 to December 29, 2005 is due to higher monthly sales in December 2005 than in June 2005.
The Company faces a number of challenges in the future. The Company’s Chicago area processing facilities operate at full capacity at certain times during the year. If the Company experiences growth in unit volume sales, it could exceed its capacity to meet the demand for its products, especially prior to the completion of the facility consolidation project. The Company faces potential disruptive effects on its business, such as cost overruns for the construction of the new facility or business interruptions that may result from the transfer of production to the new facility. In addition, the Company will continue to face the ongoing challenges of its business such as food safety and regulatory issues and the maintenance and growth of its customer base. See “Factors That May Affect Future Results.” On a positive note, on February 1, 2006, the Company was informed by the Antitrust Division of the United States Department of Justice that the antitrust investigation of the peanut shelling industry with respect to the Company is now closed.
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
RESULTS OF OPERATIONS
Net Sales
Net sales increased to $191.1 million for the second quarter of fiscal 2006 from $183.0 million for the second quarter of fiscal 2005, an increase of $8.1 million, or 4.4%. Net sales increased to $329.7 million for the first twenty-six weeks of fiscal 2006 from $317.7 million for the first twenty-six weeks of fiscal 2005, an increase of $12.1 million, or 3.8%. The overall increase in net sales, for both the quarterly and twenty-six week periods, was due generally to higher prices caused by higher commodity costs, especially for almonds and pecans. While sales prices increased, total pounds shipped decreased by 11.6% in the second quarter of fiscal 2006 when compared to the second quarter of fiscal 2005 and decreased by 11.1% for the first twenty-six weeks of fiscal 2006 when compared to the first twenty-six weeks of fiscal 2005.
The decrease in sales volume was caused mainly by decreases in the Company’s consumer and industrial distribution channels. Sales volume in the consumer distribution channel decreased 10.6% for the quarterly period and 13.8% for the twenty-six week period. These decreases were caused in large part to the loss of private label business in the latter part of fiscal 2005 with customers that would not accept price increases. Also, market studies have shown a shift in consumer preference to branded snack nuts away from private label as the price differential between branded and private label products has narrowed. Market studies have also shown a decrease in overall nut category volume sales during the first twenty-six weeks of fiscal 2006. Unit sales volume of the Company’s Fisher brand increased 7.4% and 2.9% for the quarterly and twenty-six periods; however, since the majority of the Company’s consumer distribution channel business is private label, the overall decrease in the consumer distribution channel was significant. Unit sales volume in the industrial distribution channel decreased 22.4% for the quarterly period and 13.7% for the twenty-six week period. These decreases were due primarily to decreased demand due to the higher costs of tree nuts and the loss of certain business at major customers.

Unit volume sales for the second quarter of fiscal 2006, when compared to the first quarter of fiscal 2005, also decreased in the Company’s food service (4.3%), export (7.1%) and contract packaging (2.2%) distribution channels. Unit volume sales for the first twenty-six weeks of fiscal 2006, when compared to the first twenty-six weeks of fiscal 2005, decreased in the Company’s food service (5.4%) and export (6.1%) distribution channels. These decreases, for both the quarterly and twenty-six week periods, were caused largely by reduced demand due to higher selling prices resulting from the significantly higher costs of tree nuts. The food service decreases were also partially attributable to lower airline customer sales.
The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29,	December 23,	December 29,	December 23,
Distribution Channel	2005	2004	2005	2004
Consumer	$107,387	$102,948	$172,671	$173,656
Industrial	40,723	38,498	76,508	68,762
Food Service	16,826	15,011	33,273	29,094
Contract Packaging	11,494	11,092	21,972	21,615
Export	14,647	15,475	25,311	24,542

Total	$191,077	$183,024	$329,735	$317,669

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29,	December 23,	December 29,	December 23,
Product Type	2005	2004	2005	2004
Peanuts	17.2%	18.2%	19.0%	20.8%
Pecans	26.8	27.9	26.0	25.5
Cashews & Mixed Nuts	22.1	23.2	21.5	23.4
Walnuts	13.3	11.6	11.6	10.3
Almonds	13.3	10.8	13.9	11.1
Other	7.3	8.3	8.0	8.9

Total	100.0%	100.0%	100.0%	100.0%

Gross Profit
Gross profit for the second quarter of fiscal 2006 decreased 35.4% to $16.1 million from $25.0 million for the second quarter of fiscal 2005. Gross margin decreased to 8.4% of net sales for the second quarter of fiscal 2006 from 13.7% for the second quarter of fiscal 2005. Gross profit for the first twenty-six weeks of fiscal 2006 decreased 29.8% to $29.4 million from $41.9 million for the first twenty-six weeks of fiscal 2005. Gross margin decreased to 8.9% of net sales for the first twenty-six weeks of fiscal 2006 from 13.2% for the first twenty-six weeks of fiscal 2005.
The decrease in gross margin for the quarterly period was caused by two main factors of roughly equal significance: (i) a decrease in production, and (ii) the rising costs of tree nuts. The decreases in sales volume led to a corresponding decrease in production. Also, production further decreased due to a concerted effort to reduce finished goods inventory levels and to reduced levels of pecan shelling since the pecan crop was harvested later in the year during fiscal 2006 than in fiscal 2005. Manufacturing expenses of a fixed nature did not decrease with the decrease in production. The higher costs of tree nuts also negatively affected gross margin. The rising costs of almonds continued to negatively impact the Company’s profitability. The Company recorded a $2.2 million reserve during the first quarter of fiscal 2006 for losses expected on the fulfillment of certain fixed price almond contracts entered into in fiscal 2005. The majority of the balances on these contracts were shipped during the second quarter of fiscal 2006 and resulted in zero gross profit. A reserve of $0.9 million remains at December 29, 2005 for fixed price almond contracts, the majority of which will be fulfilled in the third quarter of fiscal 2006. The shift in sales mix from the consumer distribution channel also negatively affected gross margin, as consumer sales typically carry higher gross margins than the Company’s overall gross margin.
The decrease in gross margin for the twenty-six week period was generally caused by the same factors that negatively affected gross margin for the quarterly period. Other factors experienced during the first quarter of fiscal 2006 also affected gross margin for the twenty-six week period. Favorably impacting gross margin for the first twenty-six weeks of fiscal 2006 compared to the first quarter of fiscal 2005 was a $0.3 million almond grower liability increase for the final 2004 crop settlement recorded in the first quarter of fiscal 2006 compared to a $1.2 million increase for the final 2003 crop settlement recorded in the first quarter of fiscal 2005. Almond processing costs were negatively impacted by the lower quality of purchased almonds used in production. The gross margins on pecan sales were also lower in the first quarter of fiscal 2006 than the first quarter of fiscal 2005 due to significantly higher pecan costs.
Selling and Administrative Expenses
Selling and administrative expenses increased to $14.9 million, or 7.8% of net sales, for the second quarter of fiscal 2006 from $14.2 million, or 7.7% of net sales, for the second quarter of fiscal 2005. Selling expenses increased slightly to $11.1 million, or 5.8% of net sales, for the second quarter of fiscal 2006 from $10.9 million, or 6.0% of net sales, for the first quarter of fiscal 2005. Administrative expenses increased to $3.7 million, or 2.0% of net sales, for the second quarter of fiscal 2006 from $3.3 million, or 1.8% of net sales, for the second quarter of fiscal 2005. This increase was due primarily to a $0.5 million of expenses related to a supplemental retirement plan adopted in August 2005.
Selling and administrative expenses increased to $28.2 million, or 8.6% of net sales, for the first twenty-six weeks of fiscal 2006 from $26.8 million, or 8.4% of net sales, for the first twenty-six weeks of fiscal 2005. Selling expenses increased slightly to $21.0 million, or 6.4% of net sales, for the first twenty-six weeks of fiscal 2006 from $20.8 million, or 6.5% of net sales, for the first twenty-six weeks of fiscal 2005. Administrative expenses increased to $7.2 million, or 2.2% of net sales, for the first twenty-six weeks of fiscal 2006 from $6.0 million, or 1.9% of net sales, for the first twenty-six weeks of fiscal 2005. This increase was due primarily to a $0.7 million of expenses related to a supplemental retirement plan adopted in August 2005 and to a $0.3 million increase in legal and audit expenses.
Income from Operations
Due to the factors discussed above, income from operations decreased to $1.3 million, or 0.7% of net sales, for the second quarter of fiscal 2006, from approximately $10.8 million, or 5.9% of net sales, for the second quarter of fiscal 2005. Income from operations decreased to $1.2 million, or 0.4% of net sales, for the first twenty-six weeks of fiscal 2006, from approximately $15.1 million, or 4.8% of net sales, for the first twenty-six weeks of fiscal 2005.
Interest Expense
Interest expense increased to $1.2 million for the second quarter of fiscal 2006 from $0.4 million for the second quarter of fiscal 2005. Interest expense increased to $2.7 million for the first twenty-six weeks of fiscal 2006 from $0.7 million for the first twenty-six weeks of fiscal 2005. These increases were caused by higher average levels of borrowings and a higher interest rate on the Company’s revolving bank credit facility.
Rental and Miscellaneous (Expense) Income, Net
Net rental and miscellaneous (expense) income was an expense of $0.1 million for the second quarter of fiscal 2006 compared to income of $0.1 million for the second quarter of fiscal 2005. Net rental and miscellaneous (expense) income was an expense of $0.3 million for the first twenty-six weeks of fiscal 2006 compared to income of $0.3 million for the first twenty-six weeks of fiscal 2005. The decreases of $0.2 million for the quarterly period and $0.6 million for the twenty-six week period were caused by expenses at the office building at the Current Site, including depreciation, exceeding rental income.
Income Taxes
Income tax expense was $0.1 million for the second quarter of fiscal 2006 compared to $4.1 million, or 39.0% of income before income taxes, for the second quarter of fiscal 2005. Income tax expense was recorded for the second quarter of fiscal 2006 despite a slight loss before income taxes due to the inclusion of non-deductible stock option expense. Income tax benefit was $0.6 million, or 32.0% of loss before income taxes, for the first twenty-six weeks of fiscal 2006 compared to $5.7 million of income tax expense, or 39.0% of income before income taxes, for the second quarter of fiscal 2005.
Net (Loss) Income
Net loss was ($0.1) million, or ($0.01) per common share (basic and diluted), for the second quarter of fiscal 2006, compared to net income of $6.4 million, or $0.61 basic per common share ($0.60 diluted), for the second quarter of fiscal 2005. Net loss was ($1.2) million, or ($0.11) per common share (basic and diluted), for the first twenty-six weeks of fiscal 2006, compared to net income of $9.0 million, or $0.85 basic per common share ($0.84 diluted), for the first twenty-six weeks of fiscal 2005.
LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund the Company’s current operations, including its facility consolidation project, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those described below under “Factors That May Affect Future Results”.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts the Company sells. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $48.7 million for the first twenty-six weeks of fiscal 2006 compared to net cash used in operating activities of $11.3 million for the first twenty-six weeks of fiscal 2005. The increase is due to a $51.0 million decrease in inventory purchases, primarily in pecans, peanuts and cashews. Pecan purchases decreased due to a 25.4% decrease in the average cost of inshell pecans along with a 23.4% decrease in the quantity purchased. The decrease in the quantity of inshell pecan purchases is due to a timing difference in procuring the inshell pecans in fiscal 2006 compared to fiscal 2005, with a greater portion of the inshell pecan purchases occurring in the third quarter of fiscal 2006. Peanut purchases decreased due to a change in the manner that peanuts are procured. Cashew purchases decreased due to sufficient quantities already on hand in inventories at the beginning of the period. Overall nut purchases for the first twenty-six weeks of fiscal 2006 compared to the first twenty-six weeks of fiscal 2005 decreased by 29.8% in terms of pounds, and 20.0% in terms of dollars.
The Company repaid $0.4 million of long-term debt during the first twenty-six weeks of fiscal 2006 compared to $0.6 million during the first twenty-six weeks of fiscal 2005.
Financing Arrangements
The Company’s bank credit facility (the “Bank Credit Facility”) is comprised of (i) a working capital revolving loan which provides working capital financing of up to $93.6 million (as amended in February 2006) in the aggregate, and matures, as amended, on May 31, 2006, and (ii) a $6.4 million letter of credit (the “IDB Letter of Credit”) to secure the industrial development bonds described below which matures on June 1, 2006. The Bank Credit Facility was amended on February 2, 2006 to temporarily increase the total availability under the facility by $20.0 million and waive the Company’s non-compliance with two financial covenants, as is described below. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 7.14% at December 29, 2005) determined pursuant to a formula based on the agent bank’s quoted rate and the Eurodollar Interbank rate. As of December 29, 2005 the Company had $43.1 million of available credit under the Bank Credit Facility.
The Bank Credit Facility, as amended, matures on May 31, 2006 and includes certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company’s annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company’s Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company’s former President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million, and prohibits the Company from redeeming shares of capital stock.
On December 16, 2004, the Company received $65.0 million pursuant to a note purchase agreement (the “Note Agreement”) with various lenders to fund a portion of the facility consolidation project and for general working capital purposes. Under the terms of the Note Agreement, the notes have a maturity of ten years, bear interest at a 4.67% annual rate and are required to be repaid in equal semi-annual principal payments of $3.6 million beginning on June 1, 2006. As of December 29, 2005, the outstanding balance on the Note Agreement was $65.0 million.
The Company was not in compliance with the funded debt to twelve-month EBITDA ratio covenants under the Bank Credit Facility and the Note Agreement and the minimum twelve-month EBITDA requirement under the Bank Credit Facility as of December 29, 2005. The Company received waivers not to demand payment of amounts outstanding under these agreements for non-compliance with these three financial covenants as of December 29, 2005. However, the Company expects to be in non-compliance with these same three covenants for the quarter ending March 30, 2006. Accordingly, $57.8 million of long-term was reclassified as a current liability. In addition to the waivers, the Bank Credit Facility was amended to provide an additional $20.0 million of availability and the Note

Agreement was amended whereby an additional fee of 1.00% per annum will be incurred by the Company for the time period for which compliance with the funded debt to twelve-month EBITDA ratio is not obtained. Non-compliance with financial covenants constitutes an event of default as defined in the financing agreements. Upon an event of default, outstanding amounts, including accrued interest, under the financing facilities would become immediately due at the demand of the lender. While the Company fully expects to renegotiate the terms of the Bank Credit Facility and the Note Agreement during the third quarter of fiscal 2006, there is no assurance that the Company will be able to successfully renegotiate these financing agreements with its lenders or that the terms of the credit agreements will not be substantially changed. If the Bank Credit Facility is not renewed, the Company believes that it will be able to secure necessary financing from other lenders who have expressed interest in negotiating with the Company. If the Company is not able to renegotiate the terms of its credit agreements, it will have to consider financing alternatives which might include identifying alternative sources of debt or equity capital, or an unplanned sale of assets or the curtailment of the facility consolidation project. The inability of the Company to renegotiate the terms of its existing credit facilities or obtain new financing could have a material adverse effect on the Company’s business and financial position.
As of December 29, 2005, the Company had $6.2 million in aggregate principal amount of industrial development bonds outstanding, which was originally used to finance the acquisition, construction and equipping of the Company’s Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.00% (which was reset on June 1, 2002) through May 2006. On June 1, 2006, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $0.3 million in fiscal 2006 to $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
Capital Expenditures
The Company spent $5.3 million on capital expenditures unrelated to the facility consolidation project during the first twenty-six weeks of fiscal 2006 compared to $4.5 million during the first twenty-six weeks of fiscal 2005. This increase is due primarily to $1.0 million spent to purchase land adjacent to the Company’s plant in Gustine, California. Capital expenditures for fiscal 2006 that are unrelated to the facility consolidation project are expected to be approximately $12 million. Capital expenditures related to the facility consolidation project were $12.2 million for the first twenty-six weeks of fiscal 2006 compared to $2.3 million for the first twenty-six weeks of fiscal 2005. Groundbreaking at the Current Site occurred in August 2005. The Company entered into a contract with a general contractor for an estimated amount of $23.2 million, $9.1 million of which was paid during the first twenty-six weeks of fiscal 2006, to construct the expansion of the Current Site. This expansion is scheduled to be completed in the first half of calendar 2006. The Company expects to incur an additional $30 — $40 million on the facility consolidation project from fiscal 2006 through completion, primarily related to the completion of the expansion to the Current Site and the purchase of capital equipment. Groundbreaking at the Current Site occurred in August 2005.
The Company, along with related party partnerships that own a portion of the Company’s existing Chicago area facilities, is in the process of selling these facilities. The Company intends to lease back from the ultimate purchasers that portion of the facilities that are necessary to run the Company’s business while the facility consolidation project is completed in Elgin. The Company estimates that these sale and leaseback transactions will be consummated during the third quarter of fiscal 2006. Based upon the bids received, the Company believes that proceeds received from the sales will exceed the Company’s carrying value of these assets. The Company’s Board of Directors appointed an independent board committee to explore alternatives with respect to the Company’s existing leases for the properties owned by the related party partnerships. After negotiations with the partnerships, the independent committee approved a non-binding letter of intent whereby: (i) the current related party leases would terminate without penalty to the Company; (ii) the Company would receive $2.0 million for the portion of the Busse Road property that it owns; and (iii) the Company will sell its Selma, Texas properties to the partnerships for $14.3 million (an estimate of fair value and in excess of its carrying value) and lease them back. The sale price and rental rate for the Selma, Texas properties were determined by an independent appraiser. The lease for the Selma, Texas properties will have a ten-year term at a fair market value rent, with three five-year renewal options. In addition, the Company will have an option to repurchase these properties from the partnerships after five years at 95% of the then fair market value.

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
FACTORS THAT MAY AFFECT FUTURE RESULTS
Availability of Raw Materials and Market Price Fluctuations
The availability and cost of raw materials for the production of the Company’s products, including peanuts, pecans, almonds, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond the Company’s control, such as weather conditions, plant diseases and changes in government programs. Additionally, the supply of edible nuts and other raw materials used in the Company’s products could be reduced upon any determination by the United States Department of Agriculture (“USDA”) or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. If worldwide demand for nuts continues at recent rates, and supply does not expand to meet demand, a reduction in availability and an increase in the cost of raw materials would occur. This type of increase was experienced during the last half of fiscal 2004 and during fiscal 2005 and the first quarter of fiscal 2006 for most of the Company’s major nut types. The Company is not able to hedge against changes in commodity prices because no market to do so exists, and thus, shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on the Company’s profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company’s inventories and profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. The Company is currently committed to purchase 4.6 million pounds of almonds during the last half of fiscal 2006 at costs that are currently above the market price in the industrial distribution channel. However, these almonds are expected to be sold at a profit, thus eliminating the need for any loss to be recognized as of December 29, 2005. See “Introduction”.
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
Financing Agreements
The Company’s unfavorable operating results have caused non-compliance with certain restrictive covenants under its financing facilities. Specifically, the Company failed to achieve the minimum rolling twelve-month EBITDA requirement under the Bank Credit Facility and exceeded the maximum allowable funded debt to twelve-month EBITDA ratio under both the Bank Credit Facility and the Note Agreement. The Company received waivers not to demand payment of amounts outstanding under these agreements for non-compliance with these three financial covenants as of December 29, 2005. However, the Company expects to not be in compliance with these same three covenants for the quarter ending March 30, 2006. Accordingly, $57.8 million of long-term was reclassified as a current liability. In addition to the waivers, the Bank Credit Facility was amended to provide an additional $20.0 million of availability and the Note Agreement was amended whereby an additional fee of 1.00% per annum will be incurred by the Company for the time period for which compliance with the funded debt to twelve-month EBITDA ratio is not obtained. Non-compliance with financial covenants constitutes an event of default as defined in the financing agreements. Upon an event of default, outstanding amounts, including accrued interest, under the financing facilities would become immediately due at the demand of the lender. While the Company fully expects to renegotiate the terms of the Bank Credit Facility and the Note Agreement during the third quarter of fiscal 2006, there is no assurance that the Company will be able to successfully renegotiate these financing agreements with its lenders or that the terms of the credit agreements will not be substantially changed. If the Bank Credit Facility is not renewed, the Company believes that it will be able to secure necessary financing from other lenders who have expressed interest in negotiating with the Company. If the Company is not able to renegotiate the terms of its credit agreements, it will have to consider financing alternatives which might include identifying alternative sources of debt or equity capital, or an unplanned sale of assets or the curtailment of the facility consolidation project. The inability of the Company to renegotiate the terms of its existing credit facilities or obtain new financing could have a material adverse effect on the Company’s business and financial position.
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
Retention of Key Personnel
The Company’s future success will be largely dependent on the personal efforts of its senior operating management team, including Michael J. Valentine, the Company’s Executive Vice President Finance, Chief Financial Officer and Secretary, Jeffrey T. Sanfilippo, the Company’s Executive Vice President Sales and Marketing, and Jasper B. Sanfilippo, Jr., the Company’s Executive Vice President of Operations, which has assumed management of the day-to-day operation of the Company’s business over the past two years. In addition, the Company’s success depends on the talents of Everardo Soria, Senior Vice President Pecan Operations and Procurement, Walter R. Tankersley, Jr., Senior Vice President Industrial Sales, Charles M. Nicketta, Senior Vice President of Manufacturing and Michael G. Cannon, Senior Vice President of Corporate Operations. The Company believes that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to the Company’s continued growth and success. The Company has not entered into an employment agreement with any of these individuals, nor does the Company have key officer insurance coverage policies in effect. The loss of the services of any of these individuals could have a material adverse effect on the Company’s business and prospects if the Company were unable to identify a suitable candidate to replace any such individual. The Company’s success is also dependent upon its ability to attract and retain additional qualified marketing, technical and other personnel, and there can be no assurance that the Company will be able to do so.
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
More specifically, the following risks, among others, may limit the financial benefits of the facility consolidation project:
•	delays and cost overruns in the construction of and equipment for the new facility are possible and could offset other cost savings expected from the consolidation;

•	the facility consolidation project is likely to have a negative impact on the Company’s earnings during the construction period and the time during which operations are transitioned to the Current Site;

•	the proceeds the Company receives from selling or renting its existing facilities may be less than it expects, and the timing of the receipt of those proceeds may be later than the Company has planned;

•	the facility consolidation project may not eliminate as many redundant processes as the Company presently anticipates;

•	the Company may not realize the expected increase in demand for its products necessary to justify additional production capacity created by the facility consolidation;

•	the Company may have problems or unexpected costs in transferring equipment or obtaining new equipment;

•	the Company may not be able to transfer production from its existing facilities to the new facility without a significant interruption in its business;

•	moving the Company’s facilities to a new location may cause attrition in its personnel at levels that result in a significant interruption in its operations, and the Company expects to incur additional annual compensation costs of approximately $300,000 to facilitate the retention of certain of its key personnel while the facility consolidation project is in process;

•	the Company may be required to fund a portion of the facility consolidation project through additional financing, which may be at rates less favorable than its current credit facilities;

•	the Company may be unable to refinance its Bank Credit Facility;

•	the Company may be unable to obtain amendments or waivers for future non-compliance with restrictive financial covenants under its credit facilities for the third quarter of fiscal 2006;

•	the Company may not receive the anticipated rental income for the unused portion of the Current Site; and

•	the Company may not be able to recover its investment in the Original Site.
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
The Company is exposed to interest rate risk on the Bank Credit Facility, its only variable rate credit facility because the Company has not entered into any hedging instruments that fix the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had an immaterial impact on the Company’s net income and cash flows from operating activities.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of December 29, 2005. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2005, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
In connection with the evaluation by management, including the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 29, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1 – Legal Proceedings
On February 1, 2006, the Company was informed by the Antitrust Division of the United States Department of Justice that the antitrust investigation of the peanut shelling industry, which was described in prior filings, is now closed.
Item 4 — Submission of Matters to a Vote of Security Holders
The Company’s 2005 Annual Meeting of Stockholders was held on October 25, 2005 for the purpose of (i) electing those directors entitled to be elected by the holders of the Company’s Class A Common Stock, (ii) electing those directors entitled to be elected by the holders of the Company’s Common Stock, (iii) ratifying the action of the Company’s Audit Committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as independent accountants for fiscal 2006, and (iv) transacting such other business properly brought before the meeting. The meeting proceeded and (i) the holders of Class A Common Stock elected Jasper B. Sanfilippo, Mathias A. Valentine, Michael J. Valentine, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr. and Timothy R. Donovan to serve on the Company’s Board of Directors by a unanimous vote of 2,597,426 votes cast for, representing 100% of the then outstanding shares of Class A Common Stock, (ii) the holders of Common Stock elected Governor Jim R. Edgar by a vote of 6,324,871 votes cast for and 613,061 votes withheld, (iii) the holders of Common Stock elected Daniel M. Wright by a vote of 6,351,811 votes cast for and 586,121 votes withheld, and (iv) the holders of Class A Common Stock and Common Stock ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for fiscal 2006 by a total of 32,569,499 votes cast for ratification, 342,593 votes against ratification and 100 abstentions.
Item 5 — Other Information
Termination Agreement
On February 1, 2006, the Company, together with the Arthur/Busse Limited Partnership and 300 East Touhy Avenue Limited Partnership, two related party partnerships, entered into a Termination Agreement with the City of Elgin whereby the Development Agreement among such parties was terminated and the City of Elgin became obligated to convey the property to the Company and the partnerships within thirty days. Upon such conveyance by the City of Elgin, the partnerships have agreed to transfer (by quit claim deed) their interests to the Company without consideration. After the property is conveyed, this property will be marketed to potential buyers.
Amendment of Bank Credit Facility and Note Agreement
On February 2, 2006, the Company agreed to amend its Bank Credit Facility by entering into the Seventh Amendment to Credit Agreement by and among the Company, U.S. Bank, N.A. and LaSalle Bank, N.A. This amendment was necessary because the Company failed to achieve the minimum rolling twelve-month EBITDA requirement under the Bank Credit Facility, and exceeded the maximum allowable funded debt to twelve-month EBITDA ratio under the Bank Credit Facility. The Company received a waiver not to demand payment of amounts outstanding under this agreement for non-compliance with these financial covenants as of December 29, 2005. In addition to the waiver, the amendment provides the Company with an additional $20.0 million of availability under the Bank Credit Facility
On February 6, 2006, the Company agreed to amend its Note Agreement related to the Company’s $65 million senior notes by entering into a Limited Waiver and First Amendment to the Note Agreement among the Company and each of the noteholders. This amendment was necessary because the Company exceeded the maximum allowable funded debt to twelve-month EBITDA ratio under the Note Agreement. The Company received a waiver from the noteholders not to demand payment of amounts outstanding under this agreement for non-compliance with this financial covenant as of December 29, 2005. In addition to the waiver, the Note Agreement was amended whereby an additional fee of 1.00% per annum will be incurred by the Company for the time period for which compliance with the funded debt to twelve-month EBITDA ratio is not obtained.
Non-compliance with financial covenants constitutes an event of default as defined in both the Bank Credit Facility and the Note Agreement. Upon an event of default, outstanding amounts, including accrued interest, under the financing facilities would become immediately due at the demand of the lenders. While the Company fully expects to renegotiate the terms of the Bank Credit Facility and the Note Agreement during the third quarter of fiscal 2006, there is no assurance that the Company will be able to successfully renegotiate these financing agreements with its lenders or that the terms of the credit agreements will not be substantially changed. If the Bank Credit Facility is not renewed, the Company believes that it will be able to secure necessary financing from other lenders who have expressed interest in negotiating with the Company. If the Company is not able to renegotiate the terms of its credit agreements, it will have to consider financing alternatives which might include identifying alternative sources of debt or equity capital, or an unplanned sale of assets or the curtailment of the facility consolidation project. The inability of the Company to renegotiate the terms of its existing credit facilities or obtain new financing could have a material adverse effect on the Company’s business and financial position.
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 7, 2006.

JOHN B. SANFILIPPO & SON, INC
By:	/s/ Michael J. Valentine
Michael J. Valentine
Executive Vice President Finance, Chief Financial Officer, and Secretary

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit Number		Description

2		Not applicable

3.1		Restated Certificate of Incorporation of Registrant(24)

3.2		Bylaws of Registrant(1)

4.1		Specimen Common Stock Certificate(3)

4.2		Specimen Class A Common Stock Certificate(3)

4.3		Note Purchase Agreement (the “Note Agreement”) in the amount of $65 million by the Company with The Prudential Insurance Company of America, Pruco Life Insurance Company, American Skandia Life Assurance Corporation, Prudential Retirement Ceded Business Trust, ING Life Insurance and Annuity Company, Farmers New World Life Insurance Company, Physicians Mutual Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, United of Omaha Life Insurance Company and Jefferson Pilot Financial Insurance Company dated as of December 16, 2004(21)

4.4		Limited Waiver and First Amendment to Note Purchase Agreement dated February 6, 2006, filed herewith

5	-9	Not applicable

10.1		Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

10.2		Industrial Building Lease (the “Touhy Avenue Lease”) dated November 1, 1985 between the Registrant and LaSalle National Bank (“LNB”), as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(5)

10.3		First Amendment to the Touhy Avenue Lease dated June 1, 1987(5)

10.4		Second Amendment to the Touhy Avenue Lease dated December 14, 1990(5)

10.5		Third Amendment to the Touhy Avenue Lease dated September 1, 1991(7)

10.6		Mortgage, Assignment of Rents and Security Agreement made on September 29, 1992 by LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk Grove Village, Illinois(4)

10.7		Industrial Building Lease dated June 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated February 7, 1979 and known as Trust No. 100628(1)

10.8		First Amendment to Industrial Building Lease dated September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(4)

10.9		Second Amendment to Industrial Building Lease dated March 3, 1995 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(6)

10.10		Third Amendment to Industrial Building Lease dated August 15, 1998 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(9)

10.11		Ground Lease dated January 1, 1995 between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(6)

10.12		Party Wall Agreement, dated March 3, 1995 between the Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628, and the Arthur/Busse Limited Partnership(6)

Exhibit Number	Description

10.13	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.14	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.15	The Registrant’s 1995 Equity Incentive Plan(8)

10.16	Promissory Note (the “ILIC Promissory Note”) in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company (“ILIC”)(9)

10.17	First Mortgage and Security Agreement (the “ILIC Mortgage”) by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois(9)

10.18	Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(9)

10.19	Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(9)

10.20	Credit Agreement dated as of March 31, 1998 among the Registrant, Sunshine Nut Co., Inc., Quantz Acquisition Co., Inc., JBS International, Inc. (“JBSI”), U.S. Bancorp Ag Credit, Inc. (“USB”) as Agent, Keybank National Association (“KNA”), and LNB(10)

10.21	The Registrant’s 1998 Equity Incentive Plan(12)

10.22	First Amendment to the Registrant’s 1998 Equity Incentive Plan(14)

10.23	Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A.(“STB”) (replacing KNA)(13)

10.24	Third Amendment to Credit Agreement dated May 20, 2002 by and among the Registrant, JBSI, USB as Agent, LNB and STB(15)

10.25	Fourth Amendment to Credit Agreement dated May 30, 2003 by and among the Registrant, JBSI, USB as Agent, LNB and STB(16)

10.26	Consent, Waiver and Fifth Amendment to Credit Agreement dated December 1, 2004 by and among the Registrant, USB as Agent, LNB and STB(19)

10.27	Revolving Credit Note in the principal amount of $40.0 million executed by the Registrant and JBSI in favor of USB, dated as of May 30, 2003(14)

10.28	Revolving Credit Note in the principal amount of approximately $22.9 million executed by the Registrant and JBSI in favor of STB, dated as of May 30, 2003(14)

10.29	Revolving Credit Note in the principal amount of approximately $17.1 million executed by the Registrant and JBSI in favor of LSB, dated as of May 30, 2003(14)

10.30	Industrial Building Lease between the Registrant and Cabot Acquisition, LLC dated April 18, 2003(16)

10.31	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(15)

10.32	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(15)

10.33	Request for Waiver and Restriction on Transfer, dated January 22, 2004, by and between the Registrant and each holder of the Registrant’s Class A Common Stock(16)

Exhibit Number	Description

10.34	Letter Agreement, dated January 21, 2004, by and between the Registrant and Mathias A. Valentine(16)

10.35	Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the Michael J. Valentine Trust(16)

10.36	Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the James Valentine Trust(16)

10.37	Letter Agreement, dated January 21, 2004, by and between the Registrant and Michael J. Valentine, Trustee of the Mary Jo Carroll Trust(16)

10.38	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the John E. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(16)

10.39	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the James J. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(16)

10.40	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Jeffrey T. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(16)

10.41	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Lisa Sanfilippo Irrevocable Trust Agreement Dated 1/21/93(16)

10.42	Letter Agreement, dated January 21, 2004, by and between the Registrant and Marian Sanfilippo, Trustee of the Jasper B. Sanfilippo Irrevocable Trust Agreement Dated 10/08/96(16)

10.43	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(16)

10.44	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(16)

10.45	Development Agreement dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(17)

10.46	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(17)

10.47	Agreement for Purchase and Sale between Matsushita Electric Corporation of America and the Company, dated December 2, 2004(20)

10.48	First Amendment to Purchase and Sale Agreement dated March 2, 2005 by and between Panasonic Corporation of North America (“Panasonic”), f/k/a Matsushita Electric Corporation, and the Company(22)

10.49	Sixth Amendment to Credit Agreement dated March 7, 2005 by and among the Company and USB in its capacity as agent to STB and LSB(22)

10.50	Amended and Restated Line of Credit Note in the principal amount of $52.5 million executed by the Company in favor of USB, dated March 7, 2005(22)

10.51	Amended and Restated Line of Credit Note in the principal amount of $22.5 million executed by the Company in favor of STB, dated March 7, 2005(22)

10.52	Amended and Restated Line of Credit Note in the principal amount of $30.0 million executed by the Company in favor of LSB, dated March 7, 2005(22)

10.53	Office Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(23)

10.54	Warehouse Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(23)

Exhibit Number	Description

10.55	Construction contract dated August 18, 2005 between the Company and McShane Construction Corporation, as general contractor(25)

10.56	The Registrant’s Supplemental Retirement Plan(25)

10.57	Form of Option Grant Agreement under 1998 Equity Incentive Plan(25)

10.58	Seventh Amendment to Credit Agreement dated February 2, 2006 by and among the Company and USB in its capacity as agent to LSB, filed herewith

10.59	Revolving Credit Note in the principal amount of $50.0 million executed by the Registrant in favor of USB, dated as of February 2, 2006, filed herewith

10.60	Revolving Credit Note in the principal amount of $50.0 million executed by the Registrant in favor of LSB, dated as of February 2, 2006, filed herewith

10.61	Termination Agreement executed February 1, 2006, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership, filed herewith

11.31	Not applicable

31.1	Certification of Jasper B. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jasper B. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33.99	Not applicable
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681), as amended by the certificate of amendment filed as an appendix to the Registrant’s 2004 Proxy Statement filed on September 8, 2004.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 1992 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 28, 1995 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 26, 1998 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 25, 1998 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2000 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2002 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 26, 2003 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Amendment No. 2), Registration No. 333-112221, as filed with the Commission on March 10, 2004.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 23, 2004 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2004 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 2, 2004 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2004 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2005 (Commission File No. 0-19681).
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2005 (Commission File No. 0-19681).
(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(25)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).