Form 10-Q
period 2006-03-30
SANFILIPPO JOHN B & SON INC
filed 2006-05-09
CIK 880117

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company.	☐ Yes ☑ No
As of May 9, 2006, 8,110,849 shares of the Registrant’s Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 30, 2005
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 30,	March 24,	March 30,	March 24,
	2006	2005	2006	2005
Net sales	$119,004	$119,979	$448,739	$437,648
Cost of sales	114,506	104,043	414,822	379,796

Gross profit	4,498	15,936	33,917	57,852

Operating expenses:
Selling expenses	9,005	8,554	30,026	29,310
Administrative expenses	2,918	3,011	10,136	9,024

Total operating expenses	11,923	11,565	40,162	38,334

(Loss) income from operations	(7,425)	4,371	(6,245)	19,518

Other income (expense):
Interest expense ($150, $172, $468 and $532 to related parties)	(1,849)	(1,261)	(4,513)	(1,988)
Rental and miscellaneous (expense) income, net	(190)	252	(458)	548

Total other expense, net	(2,039)	(1,009)	(4,971)	(1,440)

(Loss) income before income taxes	(9,464)	3,362	(11,216)	18,078
Income tax expense (benefit)	(3,551)	1,311	(4,111)	7,050

Net (loss) income	$(5,913)	$2,051	$(7,105)	$11,028

Basic (loss) earnings per common share	$(0.56)	$0.19	$(0.67)	$1.04

Diluted (loss) earnings per common share	$(0.56)	$0.19	$(0.67)	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except per share amounts)

	March 30,	June 30,	March 24,
	2006	2005	2005
ASSETS
CURRENT ASSETS:
Cash	$2,309	$1,885	$2,609
Accounts receivable, less allowances of $4,093, $3,729 and $3,213	36,955	39,002	36,661
Inventories	206,173	217,624	244,613
Income taxes receivable	5,142	—	—
Deferred income taxes	2,305	1,742	1,381
Prepaid expenses and other current assets	859	1,663	1,617

TOTAL CURRENT ASSETS	253,743	261,916	286,881

PROPERTY, PLANT AND EQUIPMENT:
Land	10,301	9,333	1,863
Buildings	63,400	66,288	66,193
Machinery and equipment	107,923	104,703	103,226
Furniture and leasehold improvements	5,558	5,437	5,437
Vehicles	2,991	3,070	3,070
Construction in progress	38,979	12,771	2,689

	229,152	201,602	182,478
Less: Accumulated depreciation	115,592	112,599	110,625

	113,560	89,003	71,853
Rental investment property, less accumulated depreciation of $726, $128 and $0	28,167	28,766	—

TOTAL PROPERTY, PLANT AND EQUIPMENT	141,727	117,769	71,853

Intangible asset – minimum retirement plan liability	10,467	—	—
Cash surrender value of officers’ life insurance and other assets	4,980	4,468	4,386
Property held for sale/Development agreement	6,806	6,802	6,272
Goodwill	1,242	1,242	1,242
Brand name, less accumulated amortization of $5,965, $5,645 and $5,539	1,955	2,275	2,381

TOTAL ASSETS	$420,920	$394,472	$373,015

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except per share amounts)

	March 30,	June 30,	March 24
	2006	2005	2005
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$78,620	$66,561	$33,348
Current maturities of long-term debt, including related party debt of $3,173, $703 and $672	76,091	10,611	1,077
Accounts payable, including related party payables of $559, $1,113 and $492	32,993	29,908	35,602
Book overdraft	10,584	3,047	12,831
Accrued payroll and related benefits	4,986	5,696	5,430
Other accrued expenses	9,206	7,534	6,324
Income taxes payable	—	795	1,562

TOTAL CURRENT LIABILITIES	212,480	124,152	96,174

LONG-TERM LIABILITES:
Long-term debt, less current maturities, including related party debt of $0, $3,929 and $4,121	104	67,002	77,019
Retirement plan	11,745	—	—
Deferred income taxes	7,011	7,143	7,124

TOTAL LONG-TERM LIABILITES	18,860	74,145	84,143

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,110,849, 8,100,349 and 8,099,849 shares issued and outstanding	81	81	81
Capital in excess of par value	99,674	99,164	99,158
Retained earnings	91,003	98,108	94,637
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	189,580	196,175	192,698

TOTAL LIABILITES & STOCKHOLDERS’ EQUITY	$420,920	$394,472	$373,015

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Thirty-nine Weeks Ended
	March 30,	March 24,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,105)	$11,028
Depreciation and amortization	7,563	8,340
Gain related to termination of capital lease with related party	(940)	—
(Gain) on disposition of properties	(23)	(18)
Deferred income tax (benefit) expense	(695)	677
Tax benefit of option exercises	—	116
Stock-based compensation expense	410	—
Change in current assets and current liabilities:
Accounts receivable, net	2,047	(1,170)
Inventories	11,451	(117,154)
Prepaid expenses and other current assets	804	486
Accounts payable	3,085	19,214
Accrued expenses	962	(3,914)
Income taxes receivable/payable	(5,937)	2,505
Other operating assets	732	(2,443)

Net cash provided by (used in) operating activities	12,354	(82,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,019)	(6,890)
Facility expansion costs	(22,740)	(2,388)
Development agreement costs	—	(5,822)
Proceeds from disposition of properties	24	122
Cash surrender value of officers’ life insurance	(280)	—

Net cash used in investing activities	(31,015)	(14,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	120,288	78,045
Repayments of revolving credit borrowings	(108,229)	(49,966)
Issuance of long-term debt	—	65,000
Debt issuance costs	—	458
Principal payments on long-term debt	(611)	(801)
Increase in book overdraft	7,537	4,905
Issuance of Common Stock under option plans	63	194
Tax benefit of stock options exercised	37	—

Net cash provided by financing activities	19,085	97,835

NET INCREASE IN CASH	424	524
Cash, beginning of period	1,885	2,085

Cash, end of period	$2,309	$2,609

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	133	—
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
John B. Sanfilippo & Son, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc., JBSS Properties, LLC and JBS International, Inc., a previously wholly-owned subsidiary which was dissolved in November, 2004. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2005, however, contained fifty-three weeks, with the fourth quarter containing fourteen weeks.
In the opinion of the Company’s management, the accompanying statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet as of June 30, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report filed on Form 10-K for the year ended June 30, 2005.
Note 2 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	March 30,	June 30,	March 24,
	2006	2005	2005
Raw material and supplies	$113,357	$99,851	$137,912
Work-in-process and finished goods	92,816	117,773	106,701

Inventories	$206,173	$217,624	$244,613

Note 3 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 30,	March 24,	March 30,	March 24,
	2006	2005	2006	2005
Weighted average shares outstanding – basic	10,585,749	10,571,412	10,582,815	10,564,369
Effect of dilutive securities:
Stock options	—	161,929	—	156,315

Weighted average shares outstanding – diluted	10,585,749	10,733,341	10,582,815	10,720,684

329,940 stock options with a weighted average exercise price of $13.70 were excluded from the computation of diluted earnings per share for both the quarter and thirty-nine weeks ended March 30, 2006 due to the net loss for both the quarterly and thirty-nine week periods. 3,000 stock options, with a weighted average exercise price of $32.30, were excluded from the computation of diluted earnings per share for both the quarter and thirty-nine weeks ended March 24, 2005 due to the exercise price exceeding the average market price of the Common Stock.
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

There are 700,000 shares of common stock authorized for issuance to certain key employees and “outside directors” (i.e. directors who are not employees of the Company or any of its subsidiaries). At March 30, 2006, there were 195,250 options available for distribution under this plan.
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
The Company determines fair value of such awards using the Black-Scholes option-pricing model. The following assumptions were used to value the Company’s grants through the third quarter of 2006: 3.75 and 6.25 years expected life for five year options and ten year options, respectively; expected stock volatility from 53.5% to 58.4%; risk-free interest rate of 4.07% to 4.69%; expected forfeitures of 0%; and expected dividend yield of 0% during the expected term.
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
Under the fair value recognition provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation expense was $123 thousand and $410 thousand for the quarter and thirty-nine weeks ended March 30, 2006, respectively, and the related tax benefit for non-qualified stock options was $2 thousand and $5 thousand for the quarter and thirty-nine weeks ended March 30, 2006, respectively.
Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees using the intrinsic method in accordance with APB 25. The following table illustrates the effect on net income for the quarter and thirty-nine weeks ended March 24, 2005 and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R (in thousands, except per-share amounts):

	March 24, 2005
		For the
	For the	Thirty-nine
	Quarter Ended	Weeks Ended
Reported net income	$2,051	$11,028
Add: Compensation expense recorded	—	—

Less: Compensation cost determined under the fair value method	101	251

Pro forma net income	$1,950	$10,777

Basic earnings per common share:
As reported	$0.19	$1.04
Pro forma	$0.18	$1.02
Diluted earnings per common share:
As reported	$0.19	$1.03
Pro forma	$0.18	$1.01

Activity in the Company’s stock option plans for the first thirty-nine weeks of fiscal 2006 was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
		Exercise	Contractual	(in
Options	Shares	Price	Term	thousands)
Outstanding, beginning of year	314,190	$12.37
Activity:
Granted	66,000	18.73
Exercised	(10,500)	5.92
Forfeited	(39,750)	13.57

Outstanding, end of period	329,940	$13.71	6.90	$1,110

Exercisable, end of period	144,690	$10.47	6.23	$837

The weighted average fair value of options granted and the total intrinsic value of options exercised was $9.43 and $96 thousand, respectively, during the first thirty-nine weeks of 2006.
A Summary of the status of the Company’s non-vested shares as of March 30, 2006, and changes during the thirty-nine weeks ended March 30, 2006, is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested, beginning of year	219,125	$6.78
Activity:
Granted	66,000	9.43
Vested	(78,250)	5.96
Forfeited	(21,625)	8.57

Nonvested, end of period	185,250	$7.86

As of March 30, 2006, there was $1.21 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The Company expects to recognize that cost over a weighted average period of 1.44 years. The total fair value of shares vested during the thirty-nine weeks ended March 30, 2006 was $466 thousand.
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

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 30,	March 24,	March 30,	March 24,
	2006	2005	2006	2005
Service cost	$116	$—	$270	$—
Interest cost	193	—	450	—
Amortization of prior service cost	239	—	558	—

Net periodic benefit cost	$548	$—	$1,278	$—

Additionally, an intangible asset and an additional minimum liability for accumulated benefit obligations of $10.47 million were recorded upon adoption of the SERP during the first quarter of fiscal 2006.

Note 6 — Distribution Channel and Product Type Sales Mix
The Company operates in a single reportable segment through which it sells various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel (in thousands):

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 30,	March 24,	March 30,	March 24,
Distribution Channel	2006	2005	2006	2005
Consumer	$56,548	$56,496	$229,219	$230,152
Industrial	27,836	27,802	104,344	96,564
Food Service	13,852	14,264	47,125	43,358
Contract Packaging	10,492	10,910	32,464	32,525
Export	10,276	10,507	35,587	35,049

Total	$119,004	$119,979	$448,739	$437,648

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 30,	March 24,	March 30,	March 24,
Product Type	2006	2005	2006	2005
Peanuts	21.4%	26.1%	19.6%	22.3%
Pecans	17.0	20.9	23.6	24.3
Cashews & Mixed Nuts	22.4	20.4	21.8	22.7
Walnuts	11.5	8.3	11.6	9.7
Almonds	18.7	16.3	15.2	12.5
Other	9.0	8.0	8.2	8.5

Total	100.0%	100.0%	100.0%	100.0%

Note 7 — Comprehensive Income
The Company accounts for comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income”. The Company currently has no components of comprehensive income that are required to be disclosed separately. Consequently, comprehensive income equals net income for all periods presented.
Note 8 — Credit Facilities
The Company’s unfavorable operating results have caused non-compliance with certain restrictive covenants under its financing facilities. Specifically, the Company failed to achieve the minimum trailing fiscal four quarters earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, the maximum allowable funded debt to twelve-month EBITDA ratio, the minimum fixed charge coverage ratio and the monthly minimum working capital requirement under both the Bank Credit Facility and the Note Agreement. The Company received waivers for non-compliance with these financial covenants as of March 30, 2006. However, the Company expects to not be in compliance with these same covenants during the quarter ending June 29, 2006 and during the first two quarters of fiscal 2007. Accordingly, $57.8 million of long-term was reclassified as a current liability which will also result in the Company failing to be in compliance with the monthly minimum working capital requirement for these periods. In addition to the waivers, the Bank Credit Facility was amended to extend through July 31, 2006, including $20.0 million of additional availability which was provided in the second quarter of fiscal 2006. Under the Note Agreement as previously amended, an additional fee of 1.00% per annum will be incurred by the Company for the time period for which compliance with the funded debt to twelve-month EBITDA ratio is not obtained.
Non-compliance with financial covenants constitutes an event of default under these facilities. Upon an event of default, outstanding amounts, including accrued interest, under the financing facilities would become immediately due at the demand of the lender. As stated above, the lenders under the Bank Credit Facility and the note holders under the Note Agreement have waived their rights to make such a demand as of March 30, 2006, but have not waived any future events of non-compliance that may occur. While the Company expects to renegotiate the terms of the Bank Credit Facility, on a secured basis, during the fourth quarter of fiscal 2006, there is no assurance that the Company will be able to successfully renegotiate this financing agreement or that the terms of the Bank Credit Facility will not be substantially changed. The Company has not been able to reach an understanding with the note holders under the Note Agreement to modify the financial covenants thereunder and there can be no assurance that it will be able to do

so. Also, it is expected that waivers and/or modifications to the Bank Credit Facility and Note Agreement will be required for the probable non-compliance with financial covenants under the Bank Credit Facility and Note Agreement during the fourth quarter of fiscal 2006 and during the first and second quarters of fiscal 2007. If the Company is not able to renegotiate the terms of its Bank Credit Facility and obtain waivers from the note holders under the Note Agreement, it will have to consider financing alternatives which might include identifying alternative sources of debt or equity capital, or an unplanned sale of assets or the curtailment of the facility consolidation project. The Company is exploring other financing alternatives. The inability of the Company to renegotiate the terms of its existing credit facilities or obtain new financing could have a material adverse effect on the Company’s business and financial position.
Note 9 — Interest Cost
The following is a breakout of interest cost:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 30,	March 24,	March 30,	March 24,
	2006	2005	2006	2005
Gross interest cost	$2,383	$1,276	$5,614	$2,003
Capitalized interest	(534)	(15)	(1,101)	(15)

Interest expense	$1,849	$1,261	$4,513	$1,988

Note 10 — Property Held for Sale/Development Agreement
Prior to acquiring the Elgin, Illinois site being used for the Company’s facility consolidation project, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a Termination Agreement with the City of Elgin whereby the Development Agreement was terminated and the Company and the City of Elgin (the “City”) became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC (“JBSS LLC”), a wholly owned subsidiary of the Company, acquired title to the Original Site by quitclaim deed, and JBSS LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all of the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers. The Company’s costs under the Development Agreement totaling $6.8 million are recorded as “Other Assets” at March 30, 2006 and June 30, 2005 and $6.3 million at March 24, 2005. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value was required as of March 30, 2006.
Note 11 — Termination of Capital Lease
On March 24, 2006, the Company and the related party partnership that owned a facility located in Des Plaines, Illinois entered in to an agreement whereby the lease was terminated at no cost to the Company upon the sale of the facility by the partnership. The facility was sold by the partnership to a third party on March 24, 2006. A gain of $940 thousand was recorded as a reduction to administrative expenses in the third quarter of fiscal 2006 for the termination of the capital lease.
The Company, along with a second related party partnership that owns a portion of the Company’s existing Chicago area facilities, is in the process of selling these facilities. The Company intends to lease back from the ultimate purchasers that portion of the facilities that are necessary to run the Company’s business while the facility consolidation project is completed in Elgin. The Company estimates that these sale and leaseback transactions will be consummated during the fourth quarter of fiscal 2006. Based upon the bids received, the Company believes that proceeds received from the sales will exceed the Company’s carrying value of these assets. The Company’s Board of Directors appointed an independent board committee to explore alternatives with respect to the Company’s existing leases for the properties owned by the related party partnerships. After negotiations with the partnerships, the independent committee approved an overall transaction whereby: (i) the current related party leases would terminate without penalty to the Company; (ii) the Company would receive $2.0 million for the portion of the Busse Road property that it owns; and (iii) the Company will sell its Selma, Texas properties to the partnerships for $14.3 million (an estimate of fair value which also approximates its carrying value) and lease them back. The sale price and rental rate for the Selma, Texas properties were determined by an independent appraiser. The lease for the Selma, Texas properties will have a ten-year term at a fair market value rent, with three five-year renewal options. In addition, the Company will have an option to repurchase these properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. After a thorough analysis it was determined that this approach is the most efficient alternative in order to facilitate the facility consolidation project and that other approaches would require the Company to pay additional amounts in order to complete the project.

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
The Company’s results through the third quarter of fiscal 2006 were disappointing in terms of both sales and earnings. Net sales decreased by 0.8% to $119.0 million for the third quarter of fiscal 2006 compared to $120.0 million for the third quarter of fiscal 2005, and sales volume measured in pounds decreased by 8.6%. Net sales increased by 2.5% to $448.7 million for the first thirty-nine weeks of fiscal 2006 compared to $437.6 million for the first thirty-nine weeks of fiscal 2005, but sales volume measured in pounds decreased by 10.4% over this period. The primary factor causing the decline in sales volume was the higher costs of tree nuts during the first thirty-nine weeks of fiscal 2006 when compared to the first thirty-nine weeks of fiscal 2005, which led to decreased demand for nut products. The Company realized a net loss of $5.9 million for the third quarter of fiscal 2006 compared to net income of $2.1 million for the third quarter of fiscal 2005. The Company realized a net loss of $7.1 million for the first thirty-nine weeks of fiscal 2006 compared to net income of $11.0 million for the first thirty-nine weeks of fiscal 2005. In addition to the decline in sales volume, the effects of a declining market price of almonds, after the crop was procured and the purchase price fixed, negatively affected the Company’s operating results for both the quarterly and thirty-nine week periods.
The Company’s unfavorable operating results have caused non-compliance with certain restrictive covenants under its financing facilities. Specifically, the Company failed to achieve the minimum trailing fiscal four quarters earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, the maximum allowable funded debt to twelve-month EBITDA ratio, the minimum fixed charge coverage ratio and the monthly minimum working capital requirement under both the Bank Credit Facility and the Note Agreement, as defined below. The Company received waivers for non-compliance with these financial covenants as of March 30, 2006. However, the Company expects to not be in compliance with these same covenants during the quarter ending June 29, 2006 and during the first two quarters of fiscal 2007. Accordingly, $57.8 million of long-term was reclassified as a current liability which will also result in the Company failing to be in compliance with the monthly minimum working capital requirement for these periods. In addition to the waivers, the Bank Credit Facility was amended to extend through July 31, 2006, including an additional $20.0 million of availability which was provided in the second quarter of fiscal 2006. Under the Note Agreement as previously amended, an additional fee of 1.00% per annum will be incurred by the Company for the time period for which compliance with the funded debt to twelve-month EBITDA ratio is not obtained.
Non-compliance with financial covenants constitutes an event of default under these facilities. Upon an event of default, outstanding amounts, including accrued interest, under the financing facilities would become immediately due at the demand of the lender. As stated above, the lenders under the Bank Credit Facility and the note holders under the Note Agreement have waived their rights to make such a demand as of March 30, 2006, but have not waived any future events of non-compliance that may occur. While the Company expects to renegotiate the terms of the Bank Credit Facility, on a secured basis, during the fourth quarter of fiscal 2006, there is no assurance that the Company will be able to successfully renegotiate this financing agreement or that the terms of the Bank Credit Facility will not be substantially changed. The Company has not been able to reach an understanding with the note holders under the Note Agreement to modify the financial covenants thereunder and there can be no assurance that it will be able to do so. Also, it is expected that waivers and/or modifications to the Bank Credit Facility and Note Agreement will be required for the probable non-compliance with financial covenants under the Bank Credit Facility and Note Agreement during the fourth quarter of fiscal 2006 and during the first and second quarters of fiscal 2007. If the Company is not able to renegotiate the terms of its Bank Credit Facility and obtain waivers from the note holders under the Note Agreement, it will have to consider financing alternatives which might include identifying alternative sources of debt or equity capital, or an unplanned sale of assets or the curtailment of the facility consolidation project. The Company is exploring other financing alternatives. The inability of the Company to renegotiate the terms of its existing credit facilities or obtain new financing could have a material adverse effect on the Company’s business and financial position and the Company’s ability to receive an unqualified opinion from its independent auditors.

Total inventories were approximately $206.2 million at March 30, 2006, a decrease of $11.5 million, or 5.3%, from the balance at June 30, 2005, and a decrease of $38.4 million, or 15.7%, over the balance at March 24, 2005. The decrease from June 30, 2005 to March 30, 2006 is due primarily to decreases in finished goods, cashews and peanuts offset partially by increases in walnuts and pecans. The decrease form March 24, 2005 to March 30, 2006 is due primarily to decreases in finished goods, inshell pecans and cashews offset partially by an increase in inshell walnuts. The decrease in inshell pecans is due to a 27.7% decrease in cost; the quantity on hand is virtually unchanged at March 30, 2006 when compared to March 24, 2005. The decrease in finished goods and cashews is due primarily to more effective inventory management, focusing on inventory reduction in order to capitalize on anticipated market price declines in virtually all nuts in fiscal 2007. The increase in inshell walnuts is due to a 18.4% increase in cost and a 12.4% increase in the quantity purchased. While the dollar value of almonds in inventories at March 30, 2006 decreased by 9.9% when compared to March 24, 2005, the quantity on hand decreased 38.0%. Net accounts receivable were $37.0 million at March 30, 2006, a decrease of approximately $2.0 million, or 5.2%, from the balance at June 30, 2005, and an increase of $0.3 million, or 0.8% from the balance at March 24, 2005. The decrease from June 30, 2005 to March 30, 2006 is due to higher monthly sales in June 2005 than in March 2006.
The Company faces a number of challenges in the future. The Company’s Chicago area processing facilities operate at full capacity at certain times during the year. If the Company experiences growth in unit volume sales, it could exceed its capacity to meet the demand for its products, especially prior to the completion of the facility consolidation project described below. The Company faces potential disruptive effects on its business, such as cost overruns for the construction of the new facility or business interruptions that may result from the transfer of production to the new facility. In addition, the Company will continue to face the ongoing challenges of its business such as fluctuating commodity costs, food safety and regulatory issues and the maintenance and growth of its customer base. See “Factors That May Affect Future Results.”
The Company is currently undertaking a facility consolidation project as a means of expanding its production capacity and enhancing its operations efficiency. As a result, the Company will consolidate its remaining five Chicago area facilities into a single location in Elgin, Illinois. Of the five current facilities, two facilities and approximately 20% of a third facility are owned by the Company. Eighty percent of the third facility is leased by the Company from a partnership owned by executive officers and directors of the Company and their family members. The remaining two facilities are leased by the Company from independent third parties. The lease for a sixth facility, between the Company and a partnership owned by executive officers and directors of the Company and their family members, was terminated on March 24, 2006 with no consideration given to the partnership. A gain of $0.9 million was recorded by the Company for the termination of the capital lease. This facility was sold by the partnership to a third party.
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
The Company performed an analysis of its existing assets at its Chicago locations, and based on this analysis identified those assets which will be transferred to the Current Site and those that will not. For those assets which are not expected to be transferred to the Current Site, the remaining depreciation period has been reduced to reflect the Company’s estimate of the useful lives of these assets. In addition to the assets being transferred, new machinery and equipment will also be installed at the Current Site. The Company currently anticipates that operations will be fully integrated into the Current Site by December 2008. Total remaining capital expenditures for the facility consolidation project are estimated to be approximately $20 — $30 million, which the Company expects to finance through the Bank Credit Facility, available cash flow from operations, proceeds from the sale of existing facilities and rental income from the office building at the Current Site. See “Factors That May Affect Future Results — Risks and Uncertainties Regarding Facility Consolidation Project.”
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

The Company, along with a related party partnership that owns a portion of the Company’s existing Chicago area facilities, is in the process of selling these facilities. The Company intends to lease back from the ultimate purchasers that portion of the facilities that are necessary to run the Company’s business while the facility consolidation project is completed in Elgin. The Company estimates that these sale and leaseback transactions will be consummated during the fourth quarter of fiscal 2006. Based upon the bids received, the Company believes that proceeds received from the sales will exceed the Company’s carrying value of these assets. The Company’s Board of Directors appointed an independent board committee to explore alternatives with respect to the Company’s existing leases for the properties owned by the related party partnerships. After negotiations with the partnerships, the independent committee approved an overall transaction whereby: (i) the current related party leases would terminate without penalty to the Company; (ii) the Company would receive $2.0 million for the portion of the Busse Road property that it owns; and (iii) the Company will sell its Selma, Texas properties to the partnerships for $14.3 million (an estimate of fair value which also approximates its carrying value) and lease them back. The sale price and rental rate for the Selma, Texas properties were determined by an independent appraiser. The lease for the Selma, Texas properties will have a ten-year term at a fair market value rent, with three five-year renewal options. In addition, the Company will have an option to repurchase these properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. After a thorough analysis it was determined that this approach is the most efficient alternative in order to facilitate the facility consolidation project and that other approaches would require the Company to pay additional amounts in order to complete the project.
On March 24, 2006, the Company and a second related party partnership that owned a facility in Des Plaines, Illinois that was leased to the Company entered in to an agreement whereby the lease was terminated at no cost to the Company upon the sale of the facility by the partnership. The facility was sold by the partnership to a third party on March 24, 2006. A gain of $0.9 million was recorded as a reduction to administrative expenses in the third quarter of fiscal 2006 for the termination of the capital lease.
Prior to acquiring the Elgin, Illinois site being used for the Company’s facility consolidation project, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a Termination Agreement with the City of Elgin whereby the Development Agreement was terminated and the Company and the City of Elgin (the “City”) became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC (“JBSS LLC”), a wholly owned subsidiary of the Company, acquired title to the Original Site by quitclaim deed, and JBSS LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all of the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers. The Company’s costs under the Development Agreement totaling $6.8 million are recorded as “Other Assets” at March 30, 2006 and June 30, 2005 and $6.3 million at March 24, 2005. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value was required as of March 30, 2006.
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
The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2005, however, contained fifty-three weeks, with the fourth quarter containing fourteen weeks. References herein to fiscal 2006 are to the fiscal year ending June 29, 2006. References herein to fiscal 2005 are to the fiscal year ended June 30, 2005. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc., JBSS Properties, LLC and JBS International, Inc., a previously wholly-owned subsidiary which was dissolved in November 2004.

RESULTS OF OPERATIONS
Net Sales
Net sales decreased to $119.0 million for the third quarter of fiscal 2006 from $120.0 million for the third quarter of fiscal 2005, a decrease of $1.0 million, or 0.8%. Net sales increased to $448.7 million for the first thirty-nine weeks of fiscal 2006 from $437.6 million for the first thirty-nine weeks of fiscal 2005, an increase of $11.1 million, or 2.5%. The slight quarterly decrease in net sales was caused primarily by an overall volume decline, as measured in pounds shipped of 8.6%, partially offset by higher selling prices. The overall increase in net sales for the thirty-nine week period was due generally to higher prices caused by higher commodity costs, especially for almonds and pecans. While sales prices increased, total pounds shipped decreased by 10.4% during the first thirty-nine weeks of fiscal 2006 when compared to the first thirty-nine weeks of fiscal 2005.
The decrease in sales volume was caused mainly by decreases in the Company’s consumer distribution channel. Sales volume in the consumer distribution channel decreased 14.2% for the quarterly period and 14.0% for the thirty-nine week period. The quarterly decrease is due primarily to a 32.5% decline in sales volume of the Company’s Fisher brand. The majority of the decrease is due to promotional sales activity of peanuts at a major customer during the third quarter of fiscal 2005 that did not recur during the third quarter of fiscal 2006. Despite the large quarterly decrease in Fisher sales volume, the decrease in Fisher volume was only 7.6% for the first thirty-nine weeks of fiscal 2006 when compared to the first thirty-nine weeks of fiscal 2005. Private label sales volume decreased by 5.6% for the quarterly period and 16.4% for the thirty-nine week period. These decreases were caused in large part to the loss of private label business in the latter part of fiscal 2005 with customers that would not accept price increases. Also, market studies have shown a shift in consumer preference to branded snack nuts away from private label as the price differential between branded and private label products has narrowed. Market studies have also shown a decrease in overall nut category volume sales during the first thirty-nine weeks of fiscal 2006.
In addition to the consumer distribution channel, unit volume sales for the third quarter of fiscal 2006, when compared to the third quarter of fiscal 2005, also decreased in the Company’s industrial (0.2%), food service (5.8%), export (12.3%) and contract packaging (1.3%) distribution channels. Unit volume sales for the first thirty-nine weeks of fiscal 2006, when compared to the first thirty-nine weeks of fiscal 2005, decreased in the Company’s industrial (9.6%), food service (5.0%) and export (7.8%) distribution channels. These decreases, for both the quarterly and thirty-nine week periods, were caused largely by reduced demand due to higher selling prices resulting from the significantly higher costs of tree nuts. The food service decreases were also partially attributable to lower airline customer sales.
The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 30,	March 24,	March 30,	March 24,
Distribution Channel	2006	2005	2006	2005
Consumer	$56,548	$56,496	$229,219	$230,152
Industrial	27,836	27,802	104,344	96,564
Food Service	13,852	14,264	47,125	43,358
Contract Packaging	10,492	10,910	32,464	32,525
Export	10,276	10,507	35,587	35,049

Total	$119,004	$119,979	$448,739	$437,648

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 30,	March 24,	March 30,	March 24,
Product Type	2006	2005	2006	2005
Peanuts	21.4%	26.1%	19.6%	22.3%
Pecans	17.0	20.9	23.6	24.3
Cashews & Mixed Nuts	22.4	20.4	21.8	22.7
Walnuts	11.5	8.3	11.6	9.7
Almonds	18.7	16.3	15.2	12.5
Other	9.0	8.0	8.2	8.5

Total	100.0%	100.0%	100.0%	100.0%

Gross Profit
Gross profit for the third quarter of fiscal 2006 decreased 71.8% to $4.5 million from $15.9 million for the third quarter of fiscal 2005. Gross margin decreased to 3.8% of net sales for the third quarter of fiscal 2006 from 13.3% for the third quarter of fiscal 2005. Gross profit for the first thirty-nine weeks of fiscal 2006 decreased 41.4% to $33.9 million from $57.9 million for the first thirty-nine weeks of fiscal 2005. Gross margin decreased to 7.6% of net sales for the first thirty-nine weeks of fiscal 2006 from 13.2% for the first thirty-nine weeks of fiscal 2005.
The major components contributing to the quarterly decrease in gross margin of $11.4 million may be summarized as follows:

Amount
(in millions)
Impact of 11% production volume decline on fixed manufacturing costs	$4.1
Loss related to industrial sales contracts entered into during the quarter	4.0
Inventory reserve for industrial grade almonds	1.5
Charge for increase in walnut grower payables for inventory sold	0.8
Disposal of walnut and almond by-products and packaging materials	0.7
Other	0.3

$11.4

The decreases in sales volume led to a corresponding decrease in production. Also, production further decreased due to a concerted effort to reduce finished goods inventory levels. Manufacturing expenses of a fixed nature do not decrease with the decrease in production. The non-absorption of these fixed costs due to the production volume decline reduced the Company’s gross profit by approximately $4.1 million. Almonds continue to severely affect the Company’s profitability. A $0.9 reserve was recorded at December 29, 2005 for losses expected on the fulfillment of fixed price almond sales contracts. Due to new contracts entered into during the third quarter of fiscal 2006, this reserve has grown to $3.0 million. The Company did not anticipate the level of new almond sales contracts that actually occurred during the quarter. However, severe weather conditions during the almond bloom period generated buying interest on the part of major customers. For competitive reasons, the Company entered into new fixed price almond sales contracts at unfavorable prices with these major customers in order to maintain good relationships. A combined loss of $4.0 million occurred related to sales under industrial contracts entered into during the third quarter of fiscal 2006 and the reserve for the remaining balances of these fixed price industrial almond contracts. The Company reviewed the on hand inventories of certain grades of almonds, such as broken almonds, almond meal and almond flakes and determined that these items would need to be sold in the industrial distribution channel at the current lower-than-expected prices. The Company’s carrying values of these inventories were lowered by $1.5 million during the third quarter of fiscal 2006 based on the estimated selling prices of the industrial grade almonds. The Company’s liability to walnut growers was increased during the third quarter of fiscal 2006 based upon changes in market pricing for the growers occurring during the third quarter of fiscal 2006. The cost of on hand inventories was also increased. However, a portion of the current walnut crop was already shelled and shipped to customers, resulting in a $0.8 million unfavorable effect on gross margin. The increase in the processing of walnuts and, to a lesser extent, almonds led to a $0.7 million increase in the production of by-products which were disposed of during the third quarter of fiscal 2006 at prices that were less than cost.
The decrease in gross margin for the thirty-nine week period was generally caused by the same factors that negatively affected gross margin for the quarterly period. Other factors experienced during the first twenty-six weeks of fiscal 2006 also affected gross margin for the thirty-nine week period. Favorably impacting gross margin for the first twenty-six weeks of fiscal 2006 compared to the first twenty-six weeks of fiscal 2005 was a $0.3 million almond grower liability increase for the final 2004 crop settlement recorded in the first quarter of fiscal 2006 compared to a $1.2 million increase for the final 2003 crop settlement recorded in the first quarter of fiscal 2005. Almond processing costs were negatively impacted by the lower quality of purchased almonds used in production. The gross margins on pecan sales were also lower in the first quarter of fiscal 2006 than the first quarter of fiscal 2005 due to significantly higher pecan costs.
Selling and Administrative Expenses
Selling and administrative expenses increased to $11.9 million, or 10.0% of net sales, for the third quarter of fiscal 2006 from $11.6 million, or 9.6% of net sales, for the third quarter of fiscal 2005. Selling expenses increased to $9.0 million, or 7.6% of net sales, for the third quarter of fiscal 2006 from $8.6 million, or 7.1% of net sales, for the third quarter of fiscal 2005. The increase was due primarily to increases of $0.2 million and $0.1 million in advertising expenses and broker commissions, respectively. Administrative expenses decreased to $2.9 million, or 2.5% of net sales, for the third quarter of fiscal 2006 from $3.0 million, or 2.5% of net sales, for the third quarter of fiscal 2005. This decrease was due to a gain of $0.9 million for the termination of a related party capital lease. The decrease was partially offset by increases of $0.5 million of expenses related to a supplemental retirement plan adopted in August 2005 and $0.2 million in legal expenses, related primarily to the proposed real estate transactions related to the facility consolidation project.
Selling and administrative expenses increased to $40.2 million, or 8.9% of net sales, for the first thirty-nine weeks of fiscal 2006 from $38.3 million, or 8.8% of net sales, for the first thirty-nine weeks of fiscal 2005. Selling expenses increased to $30.0 million, or 6.7% of net sales, for the first thirty-nine weeks of fiscal 2006 from $29.3 million, or 6.7% of net sales, for the first thirty-nine weeks of fiscal 2005. The increase was due primarily to increases of $0.2 million and $0.3 million in advertising expenses and broker commissions, respectively. Administrative expenses increased to $10.1 million, or 2.3% of net sales, for the first thirty-nine weeks of fiscal 2006 from $9.0 million, or 2.1% of net sales, for the first thirty-nine weeks of fiscal 2005. This increase was due primarily to a $1.1 million of expenses related to a supplemental retirement plan adopted in August 2005 and to a $0.5 million increase in legal and audit expenses, offset partially by the $0.9 million gain from the termination of a related party capital lease.
(Loss) Income from Operations
Due to the factors discussed above, loss from operations decreased to a loss of $7.4 million, or (6.2)% of net sales, for the third quarter of fiscal 2006, from income of $4.4 million, or 3.6% of net sales, for the third quarter of fiscal 2005. Loss from operations was $6.2 million, or (1.4)% of net sales, for the first thirty-nine weeks of fiscal 2006, compared to income of $19.5 million, or 4.5% of net sales, for the first thirty-nine weeks of fiscal 2005.
Interest Expense
Interest expense increased to $1.8 million for the third quarter of fiscal 2006 from $1.3 million for the third quarter of fiscal 2005. Additionally, $0.5 million of interest was capitalized pertaining to the Company’s facility consolidation project during the third quarter of fiscal 2006. Interest expense increased to $4.5 million for the first thirty-nine weeks of fiscal 2006 from $2.0 million for the first thirty-nine weeks of fiscal 2005. Additionally, $1.1 million of interest was capitalized pertaining to the Company’s facility consolidation project during the first thirty-nine weeks of fiscal 2006. These increases were caused primarily by higher average levels of borrowings and a higher interest rate on the Company’s revolving bank credit facility.
Rental and Miscellaneous (Expense) Income, Net
Net rental and miscellaneous (expense) income was an expense of $0.2 million for the third quarter of fiscal 2006 compared to income of $0.3 million for the third quarter of fiscal 2005. Net rental and miscellaneous (expense) income was an expense of $0.5 million for the first thirty-nine weeks of fiscal 2006 compared to income of $0.5 million for the first thirty-nine weeks of fiscal 2005. The decreases of $0.4 million for the quarterly period and $1.0 million for the thirty-nine week period were caused by expenses at the office building at the Current Site, including depreciation, exceeding rental income.
Income Taxes
Income tax benefit was $3.6 million, or 37.5% of loss before income taxes for the third quarter of fiscal 2006 compared to expense of $1.3 million, or 39.0% of income before income taxes, for the third quarter of fiscal 2005. Income tax benefit was $4.1 million, or 36.7% of loss before income taxes, for the first thirty-nine weeks of fiscal 2006 compared to $7.1 million of income tax expense, or 39.0% of income before income taxes, for the first thirty-nine weeks of fiscal 2005.

Net (Loss) Income
Net loss was ($5.9) million, or ($0.56) per common share (basic and diluted), for the third quarter of fiscal 2006, compared to net income of $2.1 million, or $0.19 per common share (basic and diluted), for the third quarter of fiscal 2005. Net loss was ($7.1) million, or ($0.67) per common share (basic and diluted), for the first thirty-nine weeks of fiscal 2006, compared to net income of $11.0 million, or $1.04 basic per common share, $1.03 diluted, for the first thirty-nine weeks of fiscal 2005.
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
Net cash provided by operating activities was $12.4 million for the first thirty-nine weeks of fiscal 2006 compared to net cash used in operating activities of $82.3 million for the first thirty-nine weeks of fiscal 2005. The increase is due primarily to an $82.8 million decrease in inventory purchases, primarily in pecans, peanuts, cashews and almonds. Inshell pecan purchases decreased due to a 27.7% decrease in the average cost of inshell pecans, with the quantity purchased relatively unchanged. Peanut purchases decreased due to a change in the manner that peanuts are procured. Cashew purchases decreased due to sufficient quantities already on hand in inventories at the beginning of the period. Almond purchases decreased due to a 49.6% decrease in the quantity purchased. Overall nut purchases for the first thirty-nine weeks of fiscal 2006 compared to the first thirty-nine weeks of fiscal 2005 decreased by 22.2% in terms of pounds, and 23.3% in terms of dollars. The Company is focusing on inventory reduction during fiscal 2006 in order to capitalize on anticipated market declines in virtually all nuts during fiscal 2007.
The Company repaid $0.6 million of long-term debt during the first thirty-nine weeks of fiscal 2006 compared to $0.8 million during the first thirty-nine weeks of fiscal 2005.
Financing Arrangements
The Company’s bank credit facility (the “Bank Credit Facility”) is comprised of (i) a working capital revolving loan which provides working capital financing of up to $93.6 million (as amended in February 2006) in the aggregate, and matures, as amended, on July 31, 2006, and (ii) a $6.4 million letter of credit (the “IDB Letter of Credit”) to secure the industrial development bonds described below which matures on June 1, 2006. The Bank Credit Facility was amended on April 29, 2006 to extend a temporary $20.0 million increase in the total availability under the facility through July 31, 2006 and waive the Company’s non-compliance with four financial covenants, as is described below. Borrowings under the working capital revolving loan accrue interest at a rate (the weighted average of which was 7.58% at March 30, 2006) determined pursuant to a formula based on the agent bank’s quoted rate and the Eurodollar Interbank rate. As of March 30, 2006 the Company had $12.3 million of available credit under the Bank Credit Facility.
The Bank Credit Facility, as amended, matures on July 31, 2006 and includes certain restrictive covenants that, among other things: (i) require the Company to maintain specified financial ratios; (ii) limit the Company’s annual capital expenditures; and (iii) require that Jasper B. Sanfilippo (the Company’s Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company’s former President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, the Bank Credit Facility limits dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million, and prohibits the Company from redeeming shares of capital stock.
On December 16, 2004, the Company received $65.0 million pursuant to a note purchase agreement (the “Note Agreement”) with various lenders to fund a portion of the facility consolidation project and for general working capital purposes. Under the terms of the Note Agreement, the notes have a maturity of ten years, bear interest at a 4.67% annual rate and are required to be repaid in equal semi-annual principal payments of $3.6 million beginning on June 1, 2006. As of March 30, 2006, the outstanding principal balance of these notes was $65.0 million.
The Company’s unfavorable operating results have caused non-compliance with certain restrictive covenants under its financing facilities. Specifically, the Company failed to achieve the minimum trailing fiscal four quarters earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, the maximum allowable funded debt to twelve-month EBITDA ratio, the minimum fixed charge coverage ratio and the monthly minimum working capital requirement under both the Bank Credit Facility and the Note Agreement. The Company received waivers for non-compliance with these financial covenants as of March 30, 2006. However, the Company expects to not be in compliance with these same covenants during the quarter ending June 29, 2006 and during the first two quarters of fiscal 2007. Accordingly, $57.8 million of long-term was reclassified as a current liability which will also result in the Company failing to be in compliance with the monthly minimum working capital requirement for these periods. In addition to the waivers, the Bank Credit Facility was amended to extend through July 31, 2006, including $20.0 million of additional availability which was provided in the second quarter of fiscal 2006. Under the Note Agreement as previously amended, an additional fee of 1.00% per annum will be incurred by the Company for the time period for which compliance with the funded debt to twelve-month EBITDA ratio is not obtained.
Non-compliance with financial covenants constitutes an event of default under these facilities. Upon an event of default, outstanding amounts, including accrued interest, under the financing facilities would become immediately due at the demand of the lender. As stated above, the lenders under the Bank Credit Facility and the note holders under the Note Agreement have waived their rights to make such a demand as of March 30, 2006, but have not waived any future events of non-compliance that may occur. While the Company expects to renegotiate the terms of the Bank Credit Facility, on a secured basis, during the fourth quarter of fiscal 2006, there is no assurance that the Company will be able to successfully renegotiate this financing agreement or that the terms of the Bank Credit Facility will not be substantially changed. The Company has not been able to reach an understanding with the note holders under the Note Agreement to modify the financial covenants thereunder and there can be no assurance that it will be able to do so. Also, it is expected that waivers and/or modifications to the Bank Credit Facility and Note Agreement will be required for the probable non-compliance with financial covenants under the Bank Credit Facility and Note Agreement during the fourth quarter of fiscal 2006 and during the first and second quarters of fiscal 2007. If the Company is not able to renegotiate the terms of its Bank Credit Facility and obtain waivers from the note holders under the Note Agreement, it will have to consider financing alternatives which might include identifying alternative sources of debt or equity capital, or an unplanned sale of assets or the curtailment of the facility consolidation project. The Company is exploring other financing alternatives. The inability of the Company to renegotiate the terms of its existing credit facilities or obtain new financing could have a material adverse effect on the Company’s business and financial position and the Company’s ability to receive an unqualified opinion from its independent auditors.
As of March 30, 2006, the Company had $6.2 million in aggregate principal amount of industrial development bonds outstanding, which was originally used to finance the acquisition, construction and equipping of the Company’s Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.00% (which was reset on June 1, 2002) through May 2006. On June 1, 2006, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $0.3 million in fiscal 2006 to $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
Capital Expenditures
The Company spent $8.0 million on capital expenditures unrelated to the facility consolidation project during the first thirty-nine weeks of fiscal 2006 compared to $6.9 million during the first thirty-nine weeks of fiscal 2005. This increase is due primarily to $1.0 million spent to purchase land adjacent to the Company’s plant in Gustine, California. Capital expenditures for fiscal 2006 that are unrelated to the facility consolidation project are expected to be approximately $12 million. Capital expenditures related to the facility consolidation project were $22.7 million for the first thirty-nine weeks of fiscal 2006 compared to $2.4 million for the first thirty-nine weeks of fiscal 2005. Groundbreaking at the Current Site occurred in August 2005. The Company has entered into a contract with a general contractor for an estimated amount of $23.2 million, $15.3 million of which was incurred during the first thirty-nine weeks of fiscal 2006, to construct the expansion of the Current Site. This expansion is scheduled to be completed in the first half of calendar 2006. The Company expects to incur an additional $20 — $30 million on the facility consolidation project from March 30, 2006 through completion, primarily related to the completion of the expansion to the Current Site and the purchase of capital equipment.

On March 24, 2006, the Company and the related party partnership that owned a facility located in Des Plaines, Illinois entered in to an agreement whereby the lease was terminated at no cost to the Company upon the sale of the facility by the partnership. The facility was sold by the partnership to a third party on March 24, 2006. A gain of $0.9 million, recorded as a reduction in administrative expenses, was recorded in the third quarter of fiscal 2006 for the termination of the capital lease.
The Company, along with a second related party partnership that owns a portion of the Company’s existing Chicago area facilities, is in the process of selling these facilities. The Company intends to lease back from the ultimate purchasers that portion of the facilities that are necessary to run the Company’s business while the facility consolidation project is completed in Elgin. The Company estimates that these sale and leaseback transactions will be consummated during the fourth quarter of fiscal 2006. Based upon the bids received, the Company believes that proceeds received from the sales will exceed the Company’s carrying value of these assets. The Company’s Board of Directors appointed an independent board committee to explore alternatives with respect to the Company’s existing leases for the properties owned by the related party partnerships. After negotiations with the partnerships, the independent committee approved an overall transaction whereby: (i) the current related party leases would terminate without penalty to the Company; (ii) the Company would receive $2.0 million for the portion of the Busse Road property that it owns; and (iii) the Company will sell its Selma, Texas properties to the partnerships for $14.3 million (an estimate of fair value which also approximates its carrying value) and lease them back. The sale price and rental rate for the Selma, Texas properties were determined by an independent appraiser. The lease for the Selma, Texas properties will have a ten-year term at a fair market value rent, with three five-year renewal options. In addition, the Company will have an option to repurchase these properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. After a thorough analysis it was determined that this approach is the most efficient alternative in order to facilitate the facility consolidation project and that other approaches would require the Company to pay additional amounts in order to complete the project.
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

Fixed Price Commitments
The great majority of the Company’s industrial sales, and certain other customers, require the Company to enter into fixed price commitments with its customers. Such commitments represented approximately 28% of the Company’s annual net sales in fiscal 2005, and in many cases are entered into after the Company’s cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The commitments are for a fixed period of time, typically one year, but may be extended if remaining balances exist. The Company expects to continue to enter into fixed price commitments with respect to certain of its nut products prior to fixing its acquisition cost in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent the Company does so, however, these fixed price commitments may result in reduced gross profit margins that have a material adverse effect on the Company’s results of operations. The Company’s results of operations have been adversely affected during the first thirty-nine weeks of fiscal 2006 due to losses on fixed price almond contracts. The market prices for almonds declined significantly after the Company’s cost to acquire almonds were substantially fixed, but before fixed price sales contracts were entered into.
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
Production Limitations
The Company typically operates at or near its production capacity at certain times of the year. If the Company experiences an increase in customer demand, particularly prior to the completion of the Company’s facility consolidation project, it may be unable to fully satisfy its customers’ supply needs. If the Company becomes unable to supply sufficient quantities of products, it may lose sales and market share to its competitors.
Non-Compliance with Financing Agreements
The Company’s unfavorable operating results have caused non-compliance with certain restrictive covenants under its financing facilities. Specifically, the Company failed to achieve the minimum trailing fiscal four quarters earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, the maximum allowable funded debt to twelve-month EBITDA ratio, the minimum twelve-month fixed charge coverage ratio and the monthly minimum working capital requirement under both the Bank Credit Facility and the Note Agreement. The Company received waivers for non-compliance with these financial covenants as of March 30, 2006. However, the Company expects to not be in compliance with these same covenants during the quarter ending June 29, 2006 and during the first two quarters of fiscal 2007. Accordingly, $57.8 million of long-term was reclassified as a current liability which will also result in the Company failing to be in compliance with the monthly minimum working capital requirement for these periods. In addition to the waivers, the Bank Credit Facility was amended to extend through July 31, 2006, including $20.0 million of additional availability which was provided in the second quarter of fiscal 2006. Under the Note Agreement as previously amended, an additional fee of 1.00% per annum will be incurred by the Company for the time period for which compliance with the funded debt to twelve-month EBITDA ratio is not obtained.
Non-compliance with financial covenants constitutes an event of default under these facilities. Upon an event of default, outstanding amounts, including accrued interest, under the financing facilities would become immediately due at the demand of the lender. As stated above, the lenders under the Bank Credit Facility and the note holders under the Note Agreement have waived their rights to make such a demand as of March 30, 2006, but have not waived any future events of non-compliance that may occur. While the Company expects to renegotiate the terms of the Bank Credit Facility, on a secured basis, during the fourth quarter of fiscal 2006, there is no assurance that the Company will be able to successfully renegotiate this financing agreement or that the terms of the Bank Credit Facility will not be substantially changed. The Company has not been able to reach an understanding with the note holders under the Note Agreement to modify the financial covenants thereunder and there can be no assurance that it will be able to do so. Also, it is expected that waivers and/or modifications to the Bank Credit Facility and Note Agreement will be required for the probable non-compliance with financial covenants under the Bank Credit Facility and Note Agreement during the fourth quarter of fiscal 2006 and during the first and second quarters of fiscal 2007. If the Company is not able to renegotiate the terms of its Bank Credit Facility and obtain waivers from the note holders under the Note Agreement, it will have to consider financing alternatives which might include identifying alternative sources of debt or equity capital, or an unplanned sale of assets or the curtailment of the facility consolidation project. The Company is exploring other financing alternatives. The inability of the Company to renegotiate the terms of its existing credit facilities or obtain new financing could have a material adverse effect on the Company’s business and financial position and the Company’s ability to receive an unqualified opinion from its independent auditors.
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
Retention of Key Personnel
The Company’s future success will be largely dependent on the personal efforts of its senior operating management team, including Michael J. Valentine, the Company’s Executive Vice President Finance, Chief Financial Officer and Secretary, Jeffrey T. Sanfilippo, the Company’s Executive Vice President Sales and Marketing, and Jasper B. Sanfilippo, Jr., the Company’s Executive Vice President of Operations, who have assumed management of the day-to-day operation of the Company’s business over the past two years. In addition, the Company’s success depends on the talents of Everardo Soria, Senior Vice President Pecan Operations and Procurement, Walter R. Tankersley, Jr., Senior Vice President Industrial Sales, Charles M. Nicketta, Senior Vice President of Manufacturing and Michael G. Cannon, Senior Vice President of Corporate Operations. The Company believes that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to the Company’s continued growth and success. The Company has not entered into an employment agreement with any of these individuals, nor does the Company have key officer insurance coverage policies in effect. The loss of the services of any of these individuals could have a material adverse effect on the Company’s business and prospects if the Company were unable to identify a suitable candidate to replace any such individual. The Company’s success is also dependent upon its ability to attract and retain additional qualified marketing, technical and other personnel, and there can be no assurance that the Company will be able to do so.

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
More specifically, the following risks, among others, may limit the financial benefits of the facility consolidation project:
•	delays and cost overruns in the construction of and equipment for the new facility are possible and could offset other cost savings expected from the consolidation;

•	the facility consolidation project is likely to have a negative impact on the Company’s earnings during the construction period and the time during which operations are transitioned to the Current Site;

•	the proceeds the Company receives from selling or renting its existing facilities may be less than it expects, and the timing of the receipt of those proceeds may be later than the Company has planned;

•	the facility consolidation project may not eliminate as many redundant processes as the Company presently anticipates;

•	the Company may not realize the expected increase in demand for its products necessary to justify additional production capacity created by the facility consolidation;

•	the Company may have problems or unexpected costs in transferring equipment or obtaining new equipment;

•	the Company may not be able to transfer production from its existing facilities to the new facility without a significant interruption in its business;

•	moving the Company’s facilities to a new location may cause attrition in its personnel at levels that result in a significant interruption in its operations, and the Company expects to incur additional annual compensation costs of approximately $300,000 to facilitate the retention of certain of its key personnel while the facility consolidation project is in process;

•	the Company may be required to fund a portion of the facility consolidation project through additional financing, which may be at rates less favorable than its current credit facilities;

•	the Company may be unable to refinance its Bank Credit Facility;

•	the Company may be unable to obtain amendments or waivers for future non-compliance with restrictive financial covenants under its credit facilities during the fourth quarter of fiscal 2006 and beyond;

•	the Company may not receive the anticipated rental income for the unused portion of the Current Site; and

•	the Company may not be able to recover its investment in the Original Site.
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
Public Health Security and Bioterrorism Preparedness and Response Act of 2002
The Company is subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services (“HHS”) to take action to protect the nation’s food supply against the threat of international contamination. The Food and Drug Administration (“FDA”), as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods, (iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. There can be no assurances that the effects of the Bioterrorism Act and the rules enacted thereunder by the FDA, including any potential disruption in the Company’s supply of imported nuts, which represented approximately 37% of the Company’s total nut purchases in fiscal 2005, will not have a material adverse effect on the Company’s business, financial position or results of operations in the future.

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
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of March 30, 2006. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2006, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
In connection with the evaluation by management, including the Company’s Chief Executive Officer and Chief Financial Officer, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2006.

JOHN B. SANFILIPPO & SON, INC

By:	/s/ Michael J. Valentine

Michael J. Valentine
Executive Vice President Finance,
Chief Financial Officer, and Secretary

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

2	Underwriting Agreement dated as of March 23, 2004, by and among the Company, the selling stockholders named therein and the underwriters named therein(17)

3.1	Restated Certificate of Incorporation of Registrant(24)

3.2	Bylaws of Registrant(1)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

4.3	Note Purchase Agreement (the “Note Agreement”) in the amount of $65 million by the Company with The Prudential Insurance Company of America, Pruco Life Insurance Company, American Skandia Life Assurance Corporation, Prudential Retirement Ceded Business Trust, ING Life Insurance and Annuity Company, Farmers New World Life Insurance Company, Physicians Mutual Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, United of Omaha Life Insurance Company and Jefferson Pilot Financial Insurance Company dated as of December 16, 2004(21)

4.4	Limited Waiver and First Amendment to Note Purchase Agreement dated February 6, 2006(26)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

10.2	Industrial Building Lease (the “Touhy Avenue Lease”) dated November 1, 1985 between the Registrant and LaSalle National Bank (“LNB”), as Trustee under Trust Agreement dated September 20, 1966 and known as Trust No. 34837(5)

10.3	First Amendment to the Touhy Avenue Lease dated June 1, 1987(5)

10.4	Second Amendment to the Touhy Avenue Lease dated December 14, 1990(5)

10.5	Third Amendment to the Touhy Avenue Lease dated September 1, 1991(7)

10.6	Mortgage, Assignment of Rents and Security Agreement made on September 29, 1992 by LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628 in favor of the Registrant relating to the properties commonly known as 2299 Busse Road and 1717 Arthur Avenue, Elk Grove Village, Illinois(4)

10.7	Industrial Building Lease dated June 1, 1985 between Registrant and LNB, as Trustee under Trust Agreement dated February 7, 1979 and known as Trust No. 100628(1)

10.8	First Amendment to Industrial Building Lease dated September 29, 1992 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(4)

10.9	Second Amendment to Industrial Building Lease dated March 3, 1995 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(6)

10.10	Third Amendment to Industrial Building Lease dated August 15, 1998 by and between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(9)

10.11	Ground Lease dated January 1, 1995 between the Registrant and LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628(6)

10.12	Party Wall Agreement, dated March 3, 1995 between the Registrant, LaSalle Trust, not personally but as Successor Trustee under Trust Agreement dated February 7, 1979 and known as Trust Number 100628, and the Arthur/Busse Limited Partnership(6)

Exhibit
Number	Description

10.13	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.14	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.15	The Registrant’s 1995 Equity Incentive Plan(8)

10.16	Promissory Note (the “ILIC Promissory Note”) in the original principal amount of $2.5 million, dated September 27, 1995 and executed by the Registrant in favor of Indianapolis Life Insurance Company (“ILIC”)(9)

10.17	First Mortgage and Security Agreement (the “ILIC Mortgage”) by and between the Registrant, as mortgagor, and ILIC, as mortgagee, dated September 27, 1995, and securing the ILIC Promissory Note and relating to the property commonly known as 3001 Malmo Drive, Arlington Heights, Illinois(9)

10.18	Assignment of Rents, Leases, Income and Profits dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(9)

10.19	Environmental Risk Agreement dated September 27, 1995, executed by the Registrant in favor of ILIC and relating to the ILIC Promissory Note, the ILIC Mortgage and the Arlington Heights facility(9)

10.20	Credit Agreement dated as of March 31, 1998 among the Registrant, Sunshine Nut Co., Inc., Quantz Acquisition Co., Inc., JBS International, Inc. (“JBSI”), U.S. Bancorp Ag Credit, Inc. (“USB”) as Agent, Keybank National Association (“KNA”), and LNB(10)

10.21	The Registrant’s 1998 Equity Incentive Plan(12)

10.22	First Amendment to the Registrant’s 1998 Equity Incentive Plan(14)

10.23	Second Amendment to Credit Agreement dated May 10, 2000 by and among the Registrant, JBSI, USB as Agent, LNB and SunTrust Bank, N.A.(“STB”) (replacing KNA)(13)

10.24	Third Amendment to Credit Agreement dated May 20, 2002 by and among the Registrant, JBSI, USB as Agent, LNB and STB(15)

10.25	Fourth Amendment to Credit Agreement dated May 30, 2003 by and among the Registrant, JBSI, USB as Agent, LNB and STB(16)

10.26	Consent, Waiver and Fifth Amendment to Credit Agreement dated December 1, 2004 by and among the Registrant, USB as Agent, LNB and STB(19)

10.27	Industrial Building Lease between the Registrant and Cabot Acquisition, LLC dated April 18, 2003(16)

10.28	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(15)

10.29	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(15)

10.30	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(16)

10.31	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(16)

10.32	Development Agreement dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(17)

Exhibit
Number	Description

10.33	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(17)

10.34	Agreement for Purchase and Sale between Matsushita Electric Corporation of America and the Company, dated December 2, 2004(20)

10.35	First Amendment to Purchase and Sale Agreement dated March 2, 2005 by and between Panasonic Corporation of North America (“Panasonic”), f/k/a Matsushita Electric Corporation, and the Company(22)

10.36	Sixth Amendment to Credit Agreement dated March 7, 2005 by and among the Company and USB in its capacity as agent to STB and LSB(22)

10.37	Amended and Restated Line of Credit Note in the principal amount of $52.5 million executed by the Company in favor of USB, dated March 7, 2005(22)

10.38	Amended and Restated Line of Credit Note in the principal amount of $22.5 million executed by the Company in favor of STB, dated March 7, 2005(22)

10.39	Amended and Restated Line of Credit Note in the principal amount of $30.0 million executed by the Company in favor of LSB, dated March 7, 2005(22)

10.40	Office Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(23)

10.41	Warehouse Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(23)

10.42	Construction contract dated August 18, 2005 between the Company and McShane Construction Corporation, as general contractor(25)

10.43	The Registrant’s Supplemental Retirement Plan(25)

10.44	Form of Option Grant Agreement under 1998 Equity Incentive Plan(25)

10.45	Seventh Amendment to Credit Agreement dated February 2, 2006 by and among the Company and USB in its capacity as agent and LSB(26)

10.46	Revolving Credit Note in the principal amount of $50.0 million executed by the Registrant in favor of USB, dated as of February 2, 2006(26)

10.47	Revolving Credit Note in the principal amount of $50.0 million executed by the Registrant in favor of LSB, dated as of February 2, 2006(26)

10.48	Termination Agreement dated as of January 11, 2006, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(26)

10.49	Fourth Amendment to the Touhy Avenue Lease dated March 24, 2006(27)

10.50	Assignment and Assumption Agreement dated March 28, 2006 by and between JBSS Properties LLC and the City of Elgin, Illinois(28)

10.51	First Amendment to Lease executed March 31, 2006 by and between the Company and Teachers Insurance and Annuity Association of America(29)

10.52	Eighth Amendment to Credit Agreement dated April 29, 2006 by and among the Company, USB in its capacity as agent and LSB(30)

11-31	Not applicable

31.1	Certification of Jasper B. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jasper B. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit
Number	Description

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-99	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681), as amended by the certificate of amendment filed as an appendix to the Registrant’s 2004 Proxy Statement filed on September 8, 2004.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 1992 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 28, 1995 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 26, 1998 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 25, 1998 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2000 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2002 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 26, 2003 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Amendment No. 2), Registration No. 333-112221, as filed with the Commission on March 10, 2004.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 23, 2004 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2004 (Commission File No. 0-19681).

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 2, 2004 (Commission File No. 0-19681).

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2004 (Commission File No. 0-19681).

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2005 (Commission File No. 0-19681).

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2005 (Commission File No. 0-19681).

(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

(25)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(26)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 29, 2005 (Commission File No. 0-19681).

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 24, 2006 (Commission File No. 0-19681).

(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (Commission File No. 0-19681).

(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 31, 2006 (Commission File No. 0-19681).

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 29, 2006 (Commission File No. 0-19681).