Form 10-K
period 2006-06-29
SANFILIPPO JOHN B & SON INC
filed 2006-09-27
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2006

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
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑.
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☑.
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     The aggregate market value of the voting Common Stock held by non-affiliates was $103,123,862 as of December 29, 2005 (7,975,550 shares at $12.93 per share).
     As of September 27, 2006, 8,112,099 shares of the Company’s Common Stock, $.01 par value (“Common Stock”), including 117,900 treasury shares, and 2,597,426 shares of the Company’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding.
Documents Incorporated by Reference:
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held November 6, 2006 are incorporated by reference into Part III of this Report.

PART I
Item 1 — Business
a.	General Development of Business
(i)	Background
John B. Sanfilippo & Son, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc., JBSS Properties, LLC and JBS International, Inc., a previously wholly-owned subsidiary, that was dissolved in November, 2004. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2005, however, contained fifty-three weeks, with the fourth quarter containing fourteen weeks. References herein to fiscal 2007 are to the fiscal year that will end June 28, 2007. References herein to fiscal 2006 are to the fiscal year ended June 29, 2006. References herein to fiscal 2005 are to the fiscal year ended June 30, 2005. References herein to fiscal 2004 are to the fiscal year ended June 24, 2004.
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
The Company’s Internet website is accessible to the public at http://www.jbssinc.com. Information about the Company, including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge through the Company’s Internet website as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission (the “SEC”). The Company’s materials filed with the SEC are also available on the SEC’s website at http://www.sec.gov. The public may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 450 Fifth St., NW, Washington, DC 20549. The public may obtain information about the reference room by calling the SEC at 1-800-SEC-0330.
The Company’s headquarters and executive offices are located at 2299 Busse Road, Elk Grove Village, Illinois, 60007, and its telephone number for investor relations is (847) 593-2300, extension 6612.
(ii)	Facility Consolidation Project
The Company is in the process of moving its Illinois operations to a central location in Elgin, Illinois. On April 15, 2005, the Company closed on the $48.0 million purchase of a site in Elgin, Illinois (the “Current Site”). Prior to acquiring the Current Site, the Company engaged in a series of transactions whereby it purchased property that it anticipated using in the facility consolidation project (the “Original Site”). The Company is currently marketing the Original Site to potential buyers and moving forward with the facility consolidation project on the Current Site. The Current Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller for a three year period, with options for an additional seven years. The remaining portion of the office building may be leased to third parties; however, further capital expenditures, such as for increased parking availability, will be necessary to lease a substantial portion of the remaining space. The 653,302 square foot warehouse was expanded to slightly over 1,000,000 square feet during fiscal 2006 and is being modified to serve as the Company’s principal processing and distribution facility and headquarters. The Company transferred its primary Chicago area distribution facility from a leased location to the Current Site in July 2006. Processing operations are scheduled to begin at the Current Site in the second quarter of fiscal 2007, with operations moving from the existing Chicago area locations, and new equipment installed, beginning in the second quarter of fiscal 2007 and continuing on a gradual basis through the end of calendar 2008.

(iii)	Credit Facilities
At the end of fiscal 2006 the Company was a party to a unsecured revolving bank credit facility (the “Prior Bank Credit Facility”), which was to expire on July 31, 2006. On July 27, 2006, the Company entered into an amended and restated bank credit facility (the “Bank Credit Facility”), which replaced the Prior Bank Credit Facility. The Bank Credit Facility provides for $100.0 million in secured borrowings and is comprised of (i) a working capital revolving loan which provides working capital financing of up to $93.6 million in the aggregate, and matures on July 25, 2009, and (ii) a $6.4 million letter of credit maturing on June 1, 2011(the “IDB Letter of Credit”) to secure the industrial development bonds which financed the construction of a peanut shelling plant in 1987. The Bank Credit Facility also allows for an amendment to increase the total amount of secured borrowings to $125.0 million at the election of the Company, the agent under the facility and one or more of the lenders under the facility. Borrowings under the Bank Credit Facility accrue interest at a rate determined pursuant to a formula based on the agent bank’s reference rate, the prime rate and the Eurodollar rate. The interest rate varies depending upon the Company’s quarterly financial performance, as measured by the available borrowing base. The Bank Credit Facility also waived all non-compliance with financial covenants under the Prior Bank Credit Facility.
The terms of the Bank Credit Facility include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios (if the borrowing base is below a designated level), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. The lenders are entitled to require immediate repayment of the Company’s obligations under the Bank Credit Facility in the event the Company defaults on payments required under the Bank Credit Facility, non-compliance with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Bank Credit Facility (including a default under the Note Agreement, as defined below).
In order to finance a portion of the Company’s facility consolidation project and to provide for the Company’s general working capital needs, the Company received $65.0 million pursuant to a Note Purchase Agreement (the “Note Agreement”) entered into on December 14, 2004 with various lenders.
On July 27, 2006, the Note Agreement was amended to, among other things, increase the interest rate from 4.67% to 5.67% per annum, waive all non-compliance with financial covenants through June 29, 2006, secure the Company’s obligations and modify future financial covenants. Additionally, the Company is required to pay an excess leverage fee of up to an additional 1.00% per annum depending upon its leverage ratio and financial performance.
The terms of the Note Agreement include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios, attain minimum quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels, restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. The lenders are entitled to require immediate repayment of the Company’s obligations under the Note Agreement in the event the Company defaults on payments required under the Note Agreement, non-compliance with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Note Agreement (including a default under the Bank Credit Facility).
(iii)	Sales/Leaseback Transactions
In fiscal 2005, in order to facilitate the facility consolidation project, the Company’s Board of Directors appointed an independent board committee to explore alternatives with respect to the Company’s existing leases for the properties owned by two related party partnerships. After negotiations with the partnerships, the independent committee approved a proposed transaction and, subsequently, the Company entered into various agreements with the partnerships. The agreements provided for an overall transaction whereby: (i) the current related party leases were terminated without penalty to the

Company; (ii) the Company sold the portion of the Busse Road property that it owned to the partnerships for $2.0 million; and (iii) the Company sold its Selma, Texas properties to the partnerships for $14.3 million (an estimate of fair value which also slightly exceeds its carrying value) and leased the properties back. The sale price and rental rate for the Selma, Texas properties were determined by an independent appraiser to be at fair market value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent, with three five-year renewal options. In addition, the Company has an option to repurchase the Selma property from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The sale of the Selma, Texas properties at fair market value to the related party partnerships was consummated during the first quarter of fiscal 2007.
In March 2006, the Company and the related party partnership that owned a facility located in Des Plaines, Illinois entered in to an agreement whereby the lease was terminated at no cost to the Company upon the sale of the facility by the partnership. The facility was sold by the partnership to a third party in March 2006. A gain of $0.9 million was recorded as a reduction to administrative expenses in the third quarter of fiscal 2006 for the termination of this capital lease.
The portion of the Busse Road property that the Company owned was sold to the related party partnership in July 2006 and the related lease obligation was terminated without penalty to the Company. The related party partnership then sold the Busse Road property to a third party, which is leasing back the property to the Company for the time period necessary to transition operations to the Current Site. Proceeds received from the sales exceeded the Company’s carrying value of these assets by $0.8 million.
In July 2006, the Company also sold its Arlington Heights and Arthur Avenue facilities to a third party for a total of $7.8 million and is leasing back the facilities for the time period necessary to transition operations to the Current Site. Proceeds received from the sales exceeded the carrying value of the assets by $3.9 million.
b.	Segment Reporting
The Company operates in a single reportable operating segment that consists of selling various nut products procured and processed in a vertically integrated manner through multiple distribution channels.
c.	Narrative Description of Business
(i)	General
As stated above, the Company is one of the leading processors and marketers of tree nuts and peanuts in the United States. Through a deliberate strategy of capital expenditures and complementary acquisitions, the Company has built a vertically integrated nut processing operation that enables it to control every step of the process, including procurement from growers, shelling, processing, packing and marketing. Vertical integration allows the Company to enhance product quality and to capture additional processing margins. In the past, the Company’s vertically integrated business model has worked to its advantage. Vertical integration, however, can under certain circumstances result in poor earnings or losses. See Item 1A — “Risk Factors.” Products are sold through the major distribution channels to significant buyers of nuts, including food retailers, industrial users for food manufacturing, food service companies and international customers. Selling through a wide array of distribution channels allows the Company to generate multiple revenue opportunities for the nuts it processes. For example, whole almonds could be sold to food retailers and almond pieces could be sold to industrial users. The Company processes and sells all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds in a wide variety of package styles, whereas most of the Company’s competitors focus either on fewer nut types or narrower varieties of packaging options. The Company processes all major nut types, thus offering its customers a complete nut product offering. In addition, the Company is less susceptible to any single nut type’s price or crop volume swings.

(ii)	Principal Products
(A)	Raw and Processed Nuts
The Company’s principal products are raw and processed nuts. These products accounted for approximately 92.7%, 91.2% and 90.7% of the Company’s gross sales for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The nut product line includes peanuts, almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. The Company’s nut products are sold in numerous package styles and sizes, from poly-cellophane packages, composite cans, vacuum packed tins, plastic jars and glass jars for retail sales, to large cases and sacks for bulk sales to industrial, food service and government customers. In addition, the Company offers its nut products in a variety of different styles and seasonings, including natural (with skins), blanched (without skins), oil roasted, dry roasted, unsalted, honey roasted, butter toffee, praline and cinnamon toasted. The Company sells its products domestically to retailers and wholesalers as well as to industrial, food service and government customers. The Company also sells certain of its products to foreign customers in the retail, food service and industrial markets.
The Company acquires a substantial portion of its peanut, pecan, almond and walnut requirements directly from domestic growers. The balance of the Company’s raw nut supply is purchased from importers, traders and domestic processors. In fiscal 2006, the majority of the Company’s peanuts, pecans and walnuts were shelled at the Company’s four shelling facilities, and the remaining portion was purchased shelled from processors. See “Raw Materials and Supplies” and Item 2 — “Properties — Manufacturing Capability, Utilization, Technology and Engineering” below.
(B)	Peanut Butter
The Company manufactures and markets peanut butter in several sizes and varieties, including creamy, crunchy and natural. Peanut butter accounted for approximately 2.6%, 3.6% and 3.6% of the Company’s gross sales for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.
(C)	Other Products
The Company also markets and distributes, and in many cases processes and manufactures, a wide assortment of other food and snack products. These products accounted for approximately 4.7%, 5.2% and 5.7% of the Company’s gross sales for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. These other products include: candy and confections, natural snacks, trail mixes and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients sold to retailers, wholesalers, industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of corn snacks, sunflower seeds, party mixes, sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.
(iii)	Customers
The Company sells products to approximately 2,900 customers, including approximately 100 international accounts. Retailers of the Company’s products include grocery chains, mass merchandisers, drug store chains, convenience stores and membership clubs. Sales to Wal-Mart Stores, Inc. accounted for approximately 19%, 18% and 19% of the Company’s net sales for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. In the fourth quarter of fiscal 2006, the Company lost the majority of the business with one of its five largest customers, which represented 3% of gross sales for fiscal 2006. The Company believes it will be able to replace the loss of this customer in fiscal 2007 through the addition of new customers and expansion of business at existing customers. The Company markets many of its products directly to approximately 400 retail stores in Illinois and five other states through its store-door delivery system discussed below. Wholesale distributors purchase products from the Company for resale to regional retail grocery chains and convenience stores.

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
The Company markets its products through its own sales department and through a network of approximately 160 independent brokers and various independent distributors and suppliers.
The Company distributes its products from its Illinois, Georgia, California, North Carolina and Texas production facilities and from public warehouse and distribution facilities located in various other states. The majority of the Company’s products are shipped from the Company’s production, warehouse and distribution facilities by contract and common carriers.
The Company distributes its products to approximately 400 convenience stores, supermarkets and other retail customer locations through its store-door delivery system. Under this system, the Company uses its own fleet of step-vans to market and distribute nuts, snacks and candy directly to retail customers on a store-by-store basis. Presently, the store-door delivery system consists of 11 route salespeople covering routes located in Illinois and other Midwestern states. District and regional route managers, as well as sales and marketing personnel operating out of the Company’s corporate offices, are responsible for monitoring and managing the route salespeople.
In the Chicago area, the Company operates thrift stores at one of its production facilities and at three other retail stores. These stores sell bulk foods and other products produced by the Company and by other vendors.
(v)	Marketing
Marketing strategies are developed by distribution channel. Private label and branded consumer efforts are focused on building brand awareness, attracting new customers and increasing consumption in the snack and baking nut categories. Industrial and food service efforts are focused on trade-oriented marketing.
The Company’s consumer promotional campaigns include newspaper and radio advertisements, coupon offers and co-op advertising with select retail customers. The Company also conducts an integrated marketing campaign using multiple media outlets for the promotion of the Fisher brand, including sports marketing. The Company also designs and manufactures point of purchase displays and bulk food dispensers for use by several of its retail customers. Additionally, shipper display units are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume.
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
The Company’s nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than the Company. In the nut industry, the Company competes with, among others, Planters, Ralcorp Holdings, Inc., Diamond Foods, Inc. and numerous regional snack food processors. Competitive factors in the Company’s markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. See Item 1A — “Risk Factors” below.

(vii)	Raw Materials and Supplies
The Company purchases nuts from domestic and foreign sources. In fiscal 2006, all of the Company’s peanuts, walnuts and almonds were purchased from domestic sources. The Company purchases its pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. For fiscal 2006, approximately 29% of the Company’s nut purchases were from foreign sources.
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
The Company is vertically integrated and, unlike its major retail competitors, who purchase nuts on the open market, the Company purchases nuts directly from growers. For fiscal 2006, the Company’s results of operations were severely impacted by a decline in the market price for almonds after entering into fixed price purchase contracts. Consequently, the Company experienced negative margins on its almond sales for fiscal 2006. In order to help decrease the Company’s exposure to the effects of a possible recurrence of a declining almond market in fiscal 2007, the Company is changing its method of purchasing almonds in fiscal 2007. To the extent practicable, the procurement will occur as industrial sales contracts are entered into, thus helping to reduce the Company’s exposure to the effects of changing market prices. Although the Company is modifying its method for procuring almonds, there can be no assurance that this method will reduce the Company’s losses or the risks associated with buying almonds. Furthermore, the risks associated with vertical integration that contributed to the Company’s negative margins for almond sales also exist, to varying degrees, for other nut types that the Company shells. Accordingly, since the Company is a vertically integrated sheller, processor and seller of nuts and nut products, the effects of changing market prices can never be eliminated.
The Company sponsors a seed exchange program under which it provides peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock inshell peanuts at harvest. Approximately 56% of the farmer stock peanuts purchased by the Company in fiscal 2006 were grown from seed provided by the Company. The Company also contracts for the growing of a limited number of generations of peanut seeds to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing.
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
Due, in part, to the seasonal nature of the industry, the Company maintains significant inventories of peanuts, pecans, walnuts and almonds at certain times of the year, especially in the second and third quarters of the Company’s fiscal year. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of the Company’s inventory and thus the Company’s gross profit and gross profit margin. See “Introduction”, “Fiscal 2006 Compared to Fiscal 2005 — Gross Profit” and “Fiscal 2005 Compared to Fiscal 2004 — Gross Profit” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
The Company purchases other inventory items, such as roasting oils, seasonings, glass jars, plastic jars, labels, composite cans and other packaging materials, from related parties and third parties.

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
As of June 29, 2006, the Company had approximately 1,800 active employees, including approximately 190 corporate staff employees. The Company’s labor requirements typically peak during the last quarter of the calendar year, at which time temporary labor is generally used to supplement the full-time work force.
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
The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. Although the Company maintains rigid quality control standards, inspects its products by visual examination, metal detectors or electronic monitors at various stages of its shelling and processing operations for all of its nut and other food products, permits the USDA to inspect all lots of peanuts shipped to and from the Company’s peanut shelling facilities, and complies with the Nutrition Labeling and Education Act by labeling each product that it sells with labels that disclose the nutritional value and content of each of the Company’s products, no assurance can be given that some nut or other food products sold by the Company may not contain or develop harmful substances. The Company currently maintains product liability insurance of $1 million per occurrence and umbrella coverage of up to $50 million.
The Company has begun to move its raw material storage facility to the Current Site and expects to complete the move during the first quarter of fiscal 2007. The cooling system at the Current Site utilizes ammonia. If a leak in the system were to occur, there is a possibility all of the Company’s inventory could be destroyed. At this time, the Company’s insurance policy would not reimburse the Company for such a loss. The Company is currently evaluating the risk of an ammonia leak and the cost of additional insurance.

Item 1A — Risk Factors
The Company faces a number of significant risks and uncertainties in connection with its operations. The Company’s business, results of operations and financial condition could be materially adversely affected by the factors described below. While each risk is described separately, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that the Company faces. Additional risks and uncertainties not presently known to the Company, or that are currently deemed immaterial, could also potentially impair the Company’s business, results of operations and financial condition.
Sustained Losses Would Have a Material Adverse Affect on the Company
In fiscal 2006, the Company incurred operating losses of $16.5 million. If the Company continues to experience net operating losses due to, among other things, losses on various nut types such as almonds, such losses would have a material adverse affect on the Company and its financial condition. For example, the terms of the Note Agreement, as amended, include certain restrictive covenants that, among other things, require the Company to attain minimum quarterly adjusted EBITDA levels ($1.5 million, $5.5 million, $6.25 million and $8.0 million for the four quarters of fiscal 2007). If the Company continues to experience net operating losses, among other things, the Company will not be able to fulfill its obligations pursuant to the Note Agreement and the Bank Credit Facility.
Availability of Raw Materials and Market Price Fluctuations
The availability and cost of raw materials for the production of the Company’s products, including peanuts, pecans, almonds, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond the Company’s control, such as weather conditions, plant diseases and changes in government programs. Additionally, the supply of edible nuts and other raw materials used in the Company’s products could be reduced upon any determination by the United States Department of Agriculture (“USDA”) or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. The Company purchases some of its nut supply directly from growers using fixed price contracts, some of which are entered into before harvest. Accordingly, there is a possibility that after the Company enters into the fixed price contracts market conditions may change, and the Company will be forced to sell the nuts at a loss. In addition, the Company is not able to hedge against changes in commodity prices because no market to do so exists, and thus, shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on the Company’s profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company’s inventories and profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction”.
Fixed Price Commitments
The great majority of the Company’s industrial sales customers, and certain other customers, require the Company to enter into fixed price commitments with its customers. Such commitments represented approximately 25% of the Company’s annual net sales in fiscal 2006, and in many cases are entered into after the Company’s cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The commitments are for a fixed period of time, typically one year, but may be extended if remaining balances exist. The Company expects to continue to enter into fixed price commitments with respect to certain of its nut products after fixing its acquisition cost in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent the Company does so, however, these fixed price commitments may result in reduced gross profit margins that have a material adverse effect on the Company’s results of operations. For example, the Company’s results of operations were adversely affected during fiscal 2006 due to losses on fixed price almond contracts. The market prices for almonds declined significantly after the Company entered into fixed price purchase contracts, but before fixed price sales contracts with customers were entered into. In order to retain customers and remain competitive, the Company was forced to sell the almonds at a loss. In order to help decrease the Company’s exposure to the effects of a possible recurrence of a declining almond market in fiscal 2007, the Company is changing its method of purchasing almonds. Although the Company is modifying its method for procuring almonds, there can be no assurance that this method will reduce the Company’s losses or the risks associated with buying almonds. Furthermore, the risks associated with vertical integration that contributed to the Company’s negative margins for almond sales also exist, to varying degrees, for other nut types that the Company shells. Accordingly, since the Company is a vertically integrated sheller, processor and seller of nuts and nut products, the effects of changing market prices can never be eliminated.
Competitive Environment
The Company operates in a highly competitive environment. The Company’s principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than the Company, such as Planters and Ralcorp Holdings, Inc. The Company’s retail competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing raw materials at fixed prices that later, due to altered market conditions, prove to be above market prices. The Company also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs.
Dependence Upon Customers
The Company is dependent on a few significant customers for a large portion of its total sales, particularly in the consumer channel. Sales to the Company’s five largest customers represented approximately 38%, 38% and 39% of gross sales in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Wal-Mart alone accounted for approximately 19%, 18% and 19% of the Company’s net sales for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The loss of one of the Company’s largest customers, or a material decrease in purchases by one or more of its largest customers, would result in decreased sales and adversely impact the Company’s income and cash flow.
Pricing Pressures
As the retail grocery trade continues to consolidate and the Company’s retail customers grow larger and become more sophisticated, the Company’s retail customers are demanding lower pricing and increased promotional programs. Further, these customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions, particularly if buying techniques such as reverse internet auctions increase in popularity. An increased focus on the lowest-cost supplier could reduce the benefits of some of the Company’s competitive advantages. The Company’s sales volume growth could suffer, and it may become necessary to lower the Company’s prices and increase promotional support of the Company’s products, any of which would adversely affect its gross profit and gross profit margin.
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
Food Safety and Product Contamination
The Company could be adversely affected if consumers in the Company’s principal markets lose confidence in the safety of nut products, particularly with respect to peanut and tree nut allergies. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of the Company’s nut products, including consumption of other companies’ products containing the Company’s products as an ingredient. Notwithstanding existing food safety controls, the Company processes peanuts and tree nuts on the same equipment, and there is no guarantee that the Company’s products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters may discourage consumers from buying the Company’s products, cause production and delivery disruptions, or result in product recalls.
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
Risks and Uncertainties Regarding Facility Consolidation Project
The facility consolidation project may not result in significant cost savings or increases in efficiency, or allow the Company to increase its production capabilities to meet any future increases in customer demand. Moreover, the Company’s expectations with respect to the financial impact of the facility consolidation project are based on numerous estimates and assumptions, any or all of which may differ from actual results. Such differences could substantially reduce the anticipated benefit of the project. The total projected cost of the facility consolidation project is now estimated at approximately $110 million, which is $15 million higher than original estimates.
More specifically, the following risks, among others, may limit the financial benefits of the facility consolidation project:
•	delays and further cost overruns in the construction of and equipment for the new facility are possible and could offset other cost savings expected from the consolidation;

•	the facility consolidation project is likely to have a negative impact on the Company’s earnings during the construction period and the time during which operations are transitioned to the Current Site;

•	the facility consolidation project may not eliminate as many redundant processes as the Company presently anticipates;

•	the Company may not realize any future increase in demand for its products necessary to justify additional production capacity created by the facility consolidation;

•	the Company may have problems or unexpected costs in transferring equipment or obtaining new equipment;

•	the Company may not be able to transfer production from its existing facilities to the new facility without a significant interruption in its business;

•	moving the Company’s facilities to a new location may cause attrition in its personnel at levels that result in a significant interruption in its operations, and the Company expects to incur additional annual compensation costs of approximately $300,000 to facilitate the retention of certain of its key personnel while the facility consolidation project is in process;

•	the Company may be unable to obtain amendments or waivers for any future non-compliance with restrictive financial covenants under its credit facilities;

•	the Company may not receive the anticipated rental income for the unused portion of the Current Site; and

•	the Company may not be able to recover its investment in the Original Site.
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
Inventory Measurement
The Company acquires its nut inventories from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of the Company’s fiscal year, and receives nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While the Company performs various procedures to periodically confirm the accuracy of its bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The precise amount of the Company’s bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. There can be no assurance that such inventory quantity adjustments will not have a material adverse effect on the Company’s results of operations in the future.
2002 Farm Bill
The Farm Security and Rural Investment Act of 2002 (the “2002 Farm Bill”) terminated the federal peanut quota program beginning with the 2002 crop year. The 2002 Farm Bill replaced the federal peanut quota program with a fixed payment system through the 2007 crop year that can be either coupled or decoupled. A coupled system is tied to the actual amount of production, while a decoupled system is not. The series of loans and subsidies established by the 2002 Farm Bill is similar to the systems used for other crops such as grains and cotton. To compensate farmers for the elimination of the peanut quota, the 2002 Farm Bill provides a buy-out at a specified rate for each pound of peanuts that had been in that farmer’s quota under the prior program. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price. The termination of the federal peanut quota program has reduced the Company’s costs for peanuts, beginning in fiscal 2003, and has resulted in a higher gross margin than the Company has historically achieved. The Company may be unable to maintain these higher gross profit margins on the sale of peanuts, and the Company’s business, financial position and results of operations would thus be materially adversely affected. The 2002 Farm Bill expires at the end of the 2007 crop year and will be replaced with new legislation. At this time, the final contents of such legislation are unknown. While there is no indication that the peanut quota program will be reestablished, there can be no assurance such a program, or one like it, will not be passed. Accordingly, the new legislation could alter the fixed payment system currently in place pursuant to the 2002 Farm Bill in a manner that could result in a material adverse affect on the Company’s operations.
Public Health Security and Bioterrorism Preparedness and Response Act of 2002
The Company is subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services (“HHS”) to take action to protect the nation’s food supply against the threat of international contamination. The Food and Drug Administration (“FDA”), as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods, (iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. There can be no assurances that the effects of the Bioterrorism Act and the rules enacted there under by the FDA, including any potential disruption in the Company’s supply of imported nuts, which represented approximately 29% of the Company’s total nut purchases in fiscal 2006, will not have a material adverse effect on the Company’s business, financial position or results of operations in the future.

The Company’s Largest Stockholders Possess a Majority of the Company’s Aggregate Voting Power, Which May Make a Takeover or Change in Control More Difficult; The Sanfilippo Group Has Pledged a Substantial Amount of their Class A Common Stock
As of September 27, 2006, Jasper B. Sanfilippo, Marian Sanfilippo, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Evon, John E. Sanfilippo and James J. Sanfillipo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share) representing approximately a 52.2% voting interest in the Company. As of September 27, 2006, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share) representing approximately a 24.3% voting interest in the Company. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert influence on the Company’s business that cannot be counteracted by another shareholder or group of shareholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of the Company’s stockholders, including any amendments to the Company’s certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent a change in control or sale of the Company, which may be beneficial to the public stockholders, or cause a change in control which may not be beneficial to the public stockholders, and can take other actions that might be less favorable to the Company’s stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations. In addition, several members of the Sanfilippo Group that beneficially own a significant interest in the Company have pledged a substantial portion of the Company’s Class A Stock that they own to secure loans made to them by commercial banks. If a stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares. Such a sale could cause the Company’s stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of the Company’s control and are unrelated to the Company’s operations. Because these shares are pledged to secure loans, the occurrence of an event of default could result in a sale of pledged shares that could cause a change of control of the Company, even when such a change may not be in the best interests of the Company’s stockholders, and it would also result in a default under the Company’s Note Agreement and Bank Credit Facility.
Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
As of September 2006, the Company owned or leased seven principal production facilities. Two of these facilities are located in Elk Grove Village, Illinois. The first Elk Grove Village facility, the Busse Road facility, serves as the Company’s corporate headquarters and main processing facility and was owned in part by the Company and in part by a related party partnership until sold and leased back to the Company in July 2006. (See footnote 1 in the table below). The other Elk Grove Village facility is located on Arthur Avenue adjacent to the Busse Road facility. The remaining principal production facilities are located in Bainbridge, Georgia; Garysburg, North Carolina; Selma, Texas; Gustine, California; and Arlington Heights, Illinois. In April 2005, the Company closed on the purchase of a site in Elgin, Illinois (the “Current Site), which includes both an office building and a warehouse. The Company’s primary distribution facility is now located at the Current Site and the Company is in the process of transferring the remainder of its Illinois operations to the Current Site. The Company also leases a warehousing facility in Elk Grove Village, Illinois. In addition, the Company operates a thrift store out of the Busse Road facility, and owns one retail store and leases two additional retail stores in the Chicago area. The Company also leases space in public warehouse facilities in various states.
The Company believes that its facilities are generally well maintained and in good operating condition.

a.	Principal Facilities
The following table provides certain information regarding the Company’s principal facilities:

				Date Company
		Type		Constructed,
	Square	of	Description of	Acquired or First
Location	Footage	Interest	Principal Use	Occupied

Elk Grove Village, Illinois(1) (Busse Road facility)	300,000	Leased	Processing, packaging, warehousing, distribution, corporate offices and thrift store	1981

Elk Grove Village, Illinois(2) (Arthur Avenue facility)	83,000	Leased	Processing, packaging, warehousing and distribution	1989

Bainbridge, Georgia(3)	245,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987

Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1994

Selma, Texas(4)	300,000	Leased	Pecan shelling, processing, packaging, warehousing and distribution	1992

Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993

Arlington Heights, Illinois(5)	83,000	Leased	Processing, packaging, warehousing and distribution	1994

Elk Grove Village, Illinois(6) (1951 Arthur facility)	68,000	Leased	Warehousing	2004

Elgin, Illinois(7) (Elgin Office Building)	400,000	Owned	Rental property	2005

Elgin, Illinois(8) (Elgin Warehouse Building)	1,001,000	Owned	Distribution and future processing, packaging, warehousing and corporate offices	2005

(1)	Approximately 240,000 square feet of the Busse Road facility was leased from the Busse Land Trust under a lease that was to expire on May 31, 2015. Under the terms of the lease, the Company had a right of first refusal and a right of first offer with respect to this portion of the Busse Road facility. The remaining 60,000 square feet of space at the Busse Road facility (the “Addition”) was constructed by the Company in 1994 on property owned by the Busse Land Trust and on property owned by the Company. Accordingly, (i) the Company and the Busse Land Trust entered into a ground lease with a term beginning January 1, 1995 pursuant to which the Company leased from the Busse Land Trust the land on which a portion of the Addition is situated (the “Busse Addition Property”), and (ii) the Company, the Busse Land Trust and the sole beneficiary of the Busse Land Trust entered into a party wall agreement effective as of January 1, 1995, which set forth the respective rights and obligations of the Company and the Busse Land Trust with respect to the common wall which separates the existing Busse Road facility and the Addition. The ground lease had a term that expires on May 31, 2015 (the same date on which the Company’s lease for the Busse Road facility was to expire). The Company had an option to extend the term of the ground lease for one five-year term, an option to purchase the Busse Addition Property at its then appraised fair market value at any time during the term of the ground lease, and a right of first refusal with respect to the Busse Addition Property. The Company sold its portion of the Busse Road facility to the Busse Land Trust in July 2006 for $2.0 million. The Busse Road facility was then sold in July 2006 to a third party and is being leased back by the Company through December 31, 2007 with a three to nine month renewal option. The Company’s lease with the Busse Land Trust was then terminated at no penalty or cost to the Company. See “Compensation Committee Interlocks, Insider Participation and Certain Transactions — Lease Arrangements” contained in the Company’s Proxy Statement for the 2006 Annual Meeting.

(2)	The Arthur Avenue facility was sold in July 2006 and is being leased back by the Company through August 31, 2008 with a three to nine month renewal option.

(3)	The Bainbridge facility is subject to a mortgage and deed of trust securing $5.85 million (excluding accrued and unpaid interest) in industrial development bonds. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

(4)	The sale of the Selma, Texas properties to the related party partnerships was consummated during the first quarter of fiscal 2007. See Item 1 — “Sales/Leaseback Transactions”.

(5)	The Arlington Heights facility was sold in July 2006 and is being leased back by the Company through December 31, 2008 with a three to nine month renewal option. The Company prepaid its existing mortgage on the Arlington Heights facility in July 2006.

(6)	The 1951 Arthur facility is leased under a lease that expires on September 30, 2006.

(7)	The Elgin Office Building was acquired in April 2005 in combination with the acquisition of the Current Site. 41.5% of the Elgin Office Building is being leased back to the seller for three years, with options for an additional seven years. The remaining portion of the office building may be leased to third parties; however, further capital expenditures, such as for increased parking availability, will be necessary to lease a substantial portion of the remaining space.

Prior to the acquisition of the Current Site, the Company acquired another parcel of land in Elgin, Illinois in connection with the facility consolidation project. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction”.

(8)	The Elgin Warehouse Building was acquired in April 2005 and was expanded from 653,000 to 1,001,000 square feet and is being modified to the Company’s specifications. The Company’s Chicago area distribution operation was transferred to The Elgin Warehouse Building in July 2006.
b.	Manufacturing Capability, Utilization, Technology and Engineering
The Company’s principal production facilities are equipped with modern processing and packaging machinery and equipment.

The physical structure and the layout of the production lines at the Busse Road facility were designed so that peanuts and other nuts can be processed, jarred and packed in cases for distribution on a completely automated basis. The facility also has production lines for chocolate chips, candies, peanut butter and other products processed or packaged by the Company.
The Selma facility contains the Company’s automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. For fiscal 2006, the Company processed approximately 52 million inshell pounds of pecans at the Selma, Texas facility.
The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to the Company’s customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2006, the Bainbridge facility shelled approximately 67 million inshell pounds of peanuts.
The Garysburg facility has the capacity to process approximately 70 million inshell pounds of farmer stock peanuts annually. For fiscal 2006, the Garysburg facility processed approximately 26 million pounds of inshell peanuts.
The Gustine facility is used for walnut shelling, walnut and almond processing, warehousing and distribution. This facility has the capacity to shell in excess of 50 million inshell pounds of walnuts annually. For fiscal 2006, the Gustine facility shelled approximately 42 million inshell pounds of walnuts. The Gustine facility has the capacity to process in excess of 50 million pounds of almonds annually. For fiscal 2006, the Gustine facility processed approximately 18 million pounds of almonds.
The Arlington Heights facility is used for the production and packaging of the majority of the Company’s Fisher Nut products, the “stand-up pouch” packaging for its Flavor Tree brand products and for the production and packaging of the Company’s sunflower seeds. The Arlington Heights facility is well utilized.
c.	Facility Consolidation Project
The opportunity for growth, and the seasonality of the Company’s business that has caused full-capacity utilization rates at the Company’s Chicago area facilities, has led the Company to explore additional means of expanding its production capacity and enhancing its operational efficiency. As a result, the Company is in the process of consolidating its remaining four Chicago area facilities (as of September 2006) into a single location through the construction of a new production facility at the Current Site. See “Capital Expenditures” and “Capital Resources” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
This facility consolidation project is anticipated to achieve two primary objectives. First, the consolidation is intended to generate cost savings through the elimination of redundant costs and improvements in manufacturing and distribution efficiencies. Second, the new facility is expected to initially increase production capacity by 25% to 40% and would provide substantially more square footage than the aggregate space now available in the Company’s existing Chicago area facilities to support future growth in the Company’s business.
On April 15, 2005, the Company closed on the $48.0 million purchase of the Current Site. The Current Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller for a three year period, with options for an additional seven years. The remaining portion of the office building may be leased to third parties; however, further capital expenditures, such as for increased parking availability, will be necessary to lease a substantial portion of the remaining space. The 653,302 square foot warehouse was expanded to slightly over 1,000,000 square feet during fiscal 2006 and is being modified to serve as the Company’s principal processing and distribution facility and headquarters. The Company transferred its primary Chicago area distribution facility from a leased location to the Current Site in July 2006. Processing operations are scheduled to begin at the Current Site in the second quarter of fiscal 2007, with operations moving from the existing Chicago area locations, and new equipment installed, beginning in the second quarter of fiscal 2007 and continuing on a gradual basis through the end of calendar 2008. Total remaining capital expenditures for the facility consolidation project are estimated to be approximately $25 -$30 million.
Item 3 — Legal Proceedings
The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.
Item 4 — Submission of Matters to a Vote of Security Holders
No matter was submitted during the fourth quarter of fiscal 2006 to a vote of security holders, through solicitation of proxies or otherwise.
EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Company’s annual meeting of stockholders to be held on November 6, 2006:
Jasper B. Sanfilippo, Chairman of the Board and Chief Executive Officer, age 75 — Mr. Sanfilippo has been employed by the Company since 1953. Mr. Sanfilippo served as the Company’s President from 1982 to December 1995 and was the Company’s Treasurer from 1959 to October 1991. He became the Company’s Chairman of the Board and Chief Executive Officer in October 1991 and has been a member of the Company’s Board of Directors since 1959. Mr. Sanfilippo was also a member of the Company’s Compensation Committee until April 28, 2004 (when that committee was terminated and its responsibilities assumed by the Compensation, Nominating and Corporate Governance Committee) and the Stock Option Committee until February 27, 1997 (when that Committee was disbanded). The Company has announced that Mr. Sanfilippo will remain Chief Executive Officer until November 6, 2006, and retire effective January 1, 2008. Mr. Sanfilippo intends to continue to serve as Chairman of the Board (if elected).
Michael J. Valentine, Executive Vice President Finance, Chief Financial Officer and Secretary, age 47 — Mr. Valentine has been employed by the Company since 1987 and in January 2001 was named its Executive Vice President Finance, Chief Financial Officer and Secretary. Mr. Valentine served as the Company’s Senior Vice President and Secretary from August 1999 to January 2001. Mr. Valentine has been a member of the Company’s Board of Directors since April 1997. Mr. Valentine served as the Company’s Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for the Company from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include the Company’s peanut operations, including sales and procurement, and contract packaging business. It is expected that Mr. Valentine will be named Chief Financial Officer and Group President on November 6, 2006.
Jeffrey T. Sanfilippo, Executive Vice President Sales and Marketing, age 43 — Mr. Sanfilippo has been employed by the Company since 1991 and in January 2001 was named its Executive Vice President Sales and Marketing. Mr. Sanfilippo served as the Company’s Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of the Company’s Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995. He served as Vice President Sales and Marketing from October 1995 to August 1999. It is expected that Mr. Sanfilippo will be named Chief Executive Officer on November 6, 2006.
Jasper B. Sanfilippo, Jr., Executive Vice President of Operations and Assistant Secretary, age 38 — Mr. Sanfilippo became a member of the Company’s Board of Directors in December 2003. Mr. Sanfilippo has been employed by the Company since 1992 and in 2001 was named Executive Vice President

Operations, retaining his position as Assistant Secretary, which he assumed in December 1995. He became the Company’s Senior Vice President Operations in August 1999 and served as Vice President Operations between December 1995 and August 1999. Prior to that, Mr. Sanfilippo was the General Manager of the Company’s Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in the Company’s Financial Relations Department. Mr. Sanfilippo is responsible for the Company’s non-peanut shelling operations, including plant operations and procurement. It is expected that Mr. Sanfilippo will be named Chief Operating Officer and President on November 6, 2006.
James A. Valentine, Executive Vice President Information Technology, age 42 — Mr. Valentine has been employed by the Company since 1986 and in August 2001 was named Executive Vice President Information Technology. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000. It is expected that Mr. Valentine will be named Chief Information Officer on November 6, 2006.
William R. Pokrajac, Vice President of Finance, age 52 — Mr. Pokrajac has been with the Company since 1985 and was named Vice President of Finance and Controller in August 2001. He served as the Company’s Controller from 1987 to August 2003. Mr. Pokrajac is responsible for the Company’s accounting and inventory control functions.
Walter R. Tankersley, Jr., Senior Vice President Industrial Sales, age 54 — Mr. Tankersley has been with the Company since 2002 as the Vice President of Industrial Sales, and was named Senior Vice President in August 2003. He was previously Director of Industrial Sales at Mauna Loa Macadamia Co. from September 2000 to December 2001 and Vice President of Sales and Marketing with the Young Pecan Company from November 1992 to August 2000.
Everardo Soria, Senior Vice President Pecan Operations and Procurement, age 49 — Mr. Soria has been with the Company since 1985. Mr. Soria was named Director of Pecan Operations in July 1995 and was named Vice President Pecan Operations and Procurement in January 2002. Mr. Soria was named Senior Vice President Pecan Operations and Procurement in August 2003. Mr. Soria is responsible for the procurement of pecans and for the shelling of pecans at the Company’s Selma, Texas facility.
Herbert J. Marros, Controller, age 48 — Mr. Marros has been with the Company since 1995 as Assistant Controller and was named Controller in August 2003. Mr. Marros is responsible for the Company’s financial reporting.
Charles M. Nicketta, Senior Vice President of Manufacturing, age 58 — Mr. Nicketta has been with the Company since 1983. Mr. Nicketta was named Director of Manufacturing in July 1985 and was named Vice President of Manufacturing in August 2001. Mr. Nicketta was named Senior Vice President of Manufacturing in August 2004. Mr. Nicketta is responsible for the Company’s production design, engineering and facilities expansion.
Michael G. Cannon, Senior Vice President of Corporate Operations, age 53 — Mr. Cannon joined the Company in October 2005 as Senior Vice President of Operations. Previously, Mr. Cannon was Vice President of Operations at Sugar Foods Corp from 1995 to October 2005. Mr. Cannon is responsible for the production operations for all of the Company’s facilities.
RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS
Jasper B. Sanfilippo, Chairman of the Board and Chief Executive Officer and a director of the Company, is (i) the father of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, executive officers and directors of the Company, (ii) the brother-in-law of Mathias A. Valentine, a director of the Company, and (iii) the uncle of Michael J. Valentine, an executive officer and a director of the Company and James A. Valentine, an executive officer of the Company. Michael J. Valentine, Executive Vice President, Chief Financial Officer and Secretary and a director of the Company, is (i) the son of Mathias A. Valentine, (ii) the brother of James A. Valentine, (iii) the nephew of Jasper B. Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo. Jeffrey T. Sanfilippo, Executive Vice President Sales and Marketing and a

director of the Company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jasper B. Sanfilippo, Jr., (iii) the nephew of Mathias A Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine. Jasper B. Sanfilippo, Jr., Executive Vice President of Operations and a director of the Company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jeffrey T. Sanfilippo, (iii) the nephew of Mathias A. Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine. James A. Valentine, Executive Vice President Information Technology, is (i) the son of Mathias A. Valentine, (ii) the brother of Michael J Valentine, (iii) the nephew of Jasper B. Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo.
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

	Price Range of
	Common Stock
Year Ended June 29, 2006	High	Low
4th Quarter	$16.54	$12.46
3rd Quarter	$15.55	$12.24
2nd Quarter	$18.28	$12.79
1st Quarter	$23.29	$16.88

	Price Range of
	Common Stock
Year Ended June 30, 2005	High	Low
4th Quarter	$24.65	$20.20
3rd Quarter	$26.80	$22.87
2nd Quarter	$26.20	$15.60
1st Quarter	$29.08	$22.36
As of September 21, 2006, there were 80 holders and 16 holders of record of the Company’s Common Stock and Class A Stock, respectively.

Under the Company’s Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on the Company’s common equity.
No dividends have been declared since 1995. The Company does not expect to pay any cash dividends in the foreseeable future because cash flow from operations will be used to finance future growth, including the facility consolidation project. In addition, the Company’s current financing agreements restrict the payment of annual dividends to amounts specified in the loan agreements. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company’s profitability, financial condition, debt covenant compliance, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
For purposes of the calculation of the aggregate market value of the Company’s voting stock held by nonaffiliates of the Company as set forth on the cover page of this Report, the Company did not consider any of the siblings of Jasper B. Sanfilippo, or any of the lineal descendants (all of whom are adults and some of whom are employed by the Company) of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are executive officers of the Company) as an affiliate of the Company. See “Compensation Committee Interlocks, Insider Participation and Certain Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement for the 2006 Annual Meeting and “Executive Officers of the Registrant — Relationships Among Certain Directors and Executive Officers” appearing immediately after Part I of this Report.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table summarizes the Company’s equity compensation plans as of June 29, 2006:

Number of
securities remaining
available for future
issuance under
equity
	Number of		compensation plans
	securities to be	Weighted average	(excluding
	issued upon	exercise price of	securities reflected
	exercise of options	outstanding options	in the first column)
Equity compensation plans approved by stockholders	324,815	$13.70	199,125

Equity compensation plans not approved by stockholders	—	—	—

Total	324,815	$13.70	199,125

Item 6 — Selected Financial Data
The following historical consolidated financial data as of and for the years ended June 29, 2006, June 30, 2005, June 24, 2004, June 26, 2003 and June 27, 2002 were derived from the Company’s consolidated financial statements. The financial data should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The information below is not necessarily indicative of the results of future operations. No dividends have been declared since 1995.
Statement of Operations Data: ($ in thousands, except per share data)

	Year Ended
	June 29,	June 30,	June 24,	June 26,	June 27,
	2006	2005	2004	2003	2002
Net sales	$579,564	$581,729	$520,811	$419,677	$352,799
Cost of sales	541,909	503,300	428,967	346,755	294,999

Gross profit	37,655	78,429	91,844	72,922	57,800
Selling and administrative expenses	54,159	51,842	50,780	44,093	39,898

(Loss) income from operations	(16,504)	26,587	41,064	28,829	17,902
Interest expense	(6,516)	(3,998)	(3,434)	(4,681)	(5,757)
Debt extinguishment fees	—	—	(972)	—	—
Rental and miscellaneous (expense) income, net	(610)	1,179	440	486	590

Loss (income) before income taxes	(23,630)	23,768	37,098	24,634	12,735
Income tax (benefit) expense	(9,189)	9,269	14,468	9,607	5,044

Net (loss) income	$(14,441)	$14,499	$22,630	$15,027	$7,691

Basic (loss) earnings per common share	$(1.36)	$1.37	$2.35	$1.63	$0.84
Diluted (loss) earnings per common share	$(1.36)	$1.35	$2.32	$1.61	$0.84
Balance Sheet Data: ($ in thousands)

	June 29,	June 30,	June 24,	June 26,	June 27,
	2006	2005	2004	2003	2002
Working capital	$78,030	$137,764	$122,854	$75,182	$67,645
Total assets	391,446	394,472	246,934	223,727	206,815
Long-term debt, less current maturities	59,785	67,002	12,620	29,640	40,421
Total debt	136,430	144,174	19,166	70,118	69,623
Stockholders’ equity	182,390	196,175	181,360	118,781	102,060
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Company maintains a vertically integrated nut processing operation that allows the Company to control every step of the process, including procurement from growers, shelling, processing, packing and marketing. For example, by purchasing nuts directly from growers, processing the nuts and then marketing the end products to customers, the Company is able to capture profit margins on the original purchase of the nuts. In the past, the Company’s vertically integrated business model has worked to its advantage. Vertical integration, however, can under certain circumstances result in poor earnings or losses. For example, during fiscal 2006 (i) the Company bought too many nuts, such as almonds, directly from growers, (ii) subsequent to the Company’s purchases from growers, the market for certain nuts, such as almonds, declined, which impaired the Company’s ability to profit from its purchases and (iii) as a result of an overall increase in the price of nuts, consumption of nuts and nut products decreased. The combination of these three factors, among others, contributed to the Company’s losses in fiscal 2006 and limited the Company’s ability to profit from its vertically integrated business model.

The risks associated with vertical integration that contributed to the Company’s negative margins for almond sales also exist, to varying degrees, for other nut types that the Company shells. Accordingly, since the Company is a vertically integrated sheller, processor and seller of nuts and nut products, the effects of changing market prices can never be eliminated.
The Company’s results for fiscal 2006 were disappointing in terms of both sales and earnings. Net sales decreased by 0.4% to $579.6 million for fiscal 2006 compared to $581.7 million for fiscal 2005, and sales volume measured in pounds decreased by 10.2%, approximately 20% of which was caused by fiscal 2005 containing fifty-three rather than fifty-two weeks. The primary factor causing the decline in sales volume was the higher costs and related selling prices of tree nuts in fiscal 2006 when compared to fiscal 2005, which led to decreased demand for nut products. The Company’s decline in unit volume is consistent with trends throughout the entire nut category. The Company realized a net loss of $14.4 million for fiscal 2006 compared to net income of $14.5 million for fiscal 2005. In addition to the decline in sales volume, the effects of a declining market price of almonds, after the crop was procured at fixed prices, negatively affected the Company’s operating results for fiscal 2006. Almonds in inventory at June 29, 2006 have been adjusted to the lower of cost or market. It is anticipated that the almonds in inventory at June 29, 2006 will be sufficient to meet demand into the second quarter of fiscal 2007. Consequently, the Company expects zero gross profit on almond sales through this time period. In order to help decrease the Company’s exposure to the effects of a possible recurrence of a declining almond market in fiscal 2007, the Company is changing its method of purchasing almonds. To the extent practicable, the procurement will occur as industrial sales contracts are entered into, thus helping to reduce the Company’s exposure to the effects of changing market prices. Although the Company is modifying its method for procuring almonds, there can be no assurance that this method will reduce the Company’s losses or the risks associated with buying almonds.
The Company expects that the demand for nuts will improve in fiscal 2007 as lower prices are anticipated for most major nut types. Private label sales in the consumer distribution channel were negatively impacted by the high nut costs in fiscal 2006. The price differential between private label products and major branded products was very narrow in fiscal 2006 which hampered sales promotions of the private label products. The anticipated lower nut prices for fiscal 2007 are expected to stimulate promotional activity in the private label market as lower prices increase consumer demand and the gap between private label and branded products returns to normal historical levels. The high price of tree nuts also had a negative impact in the industrial distribution channel. Food processors decreased the usage of nuts in their products as a result of the higher price of tree nuts.
The Company’s unfavorable operating results have caused non-compliance with certain restrictive covenants under its financing facilities throughout fiscal 2006. Specifically, the Company failed to achieve the minimum trailing fiscal four quarters earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, the maximum allowable funded debt to twelve-month EBITDA ratio, the minimum fixed charge coverage ratio and the monthly minimum working capital requirement under its unsecured bank credit facility effective during fiscal 2006 (the “Prior Bank Credit Facility”) and the Note Agreement for the second and third quarters of fiscal 2006 and at June 29, 2006. In July 2006, the Company amended its Prior Bank Credit Facility into a secured bank credit facility (the “Bank Credit Facility”) that also waived all non-compliance with financial covenants through June 29, 2006. The Note Agreement was also amended to, among other things, waive all non-compliance with financial covenants through June 29, 2006, increase the interest rate to 5.67% from 4.67% per annum, secure the Company’s obligations and modify future financial covenants.
On April 15, 2005, the Company closed on the $48.0 million purchase of a site in Elgin, Illinois (the “Current Site”). The Current Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller for a three year period, with options for an additional seven years. The remaining portion of the office building may be leased to third parties; however, further capital expenditures, such as for increased parking availability, will be necessary to lease a substantial portion of the remaining space. The 653,302 square foot warehouse was expanded to slightly over 1,000,000 square feet during fiscal 2006 and is being modified to serve as the Company’s principal processing and distribution facility and the Company’s headquarters. The Company transferred its primary Chicago area distribution facility from a leased location to the Current Site in July 2006. Processing operations are scheduled to begin at the Current Site in the second quarter of fiscal 2007, with operations moving from the existing Chicago area locations, and new equipment installed, beginning in the second quarter of fiscal 2007 and continuing on a gradual basis through the end of calendar 2008.
In fiscal 2005, in order to facilitate the facility consolidation project, the Company’s Board of Directors appointed an independent board committee to explore alternatives with respect to the Company’s existing leases for the properties owned by two related party partnerships. After negotiations with the partnerships, the independent committee approved a proposed transaction and, subsequently, the Company entered into various agreements with the partnerships. The agreements provided for an overall transaction whereby: (i) the current related party leases were terminated without penalty to the Company; (ii) the Company sold the portion of the Busse Road property that it owned to the partnerships for $2.0 million; and (iii) the Company sold its Selma, Texas properties to the partnerships for $14.3 million (an estimate of fair value which also slightly exceeds its carrying value) and leased the properties back. The sale price and rental rate for the Selma, Texas properties were determined by an independent appraiser to be at fair market value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent, with three five-year renewal options. In addition, the Company has an option to repurchase the Selma property from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The sale of the Selma, Texas properties at fair market value to the related party partnerships was consummated during the first quarter of fiscal 2007.
In March 2006, the Company and the related party partnership that owned a facility located in Des Plaines, Illinois entered in to an agreement whereby the lease was terminated at no cost to the Company upon the sale of the facility by the partnership. The facility was sold by the partnership to a third party in March 2006. A gain of $940 thousand was recorded as a reduction to administrative expenses in the third quarter of fiscal 2006 for the termination of this capital lease.
The portion of the Busse Road property that the Company owned was sold to the related party partnership in July 2006 and the related lease obligation was terminated without penalty to the Company. The related party partnership then sold the Busse Road property to a third party, which is leasing back the property to the Company for the time period necessary to transition operations to the new Elgin facility. Proceeds received from the sales exceeded the Company’s carrying value of these assets by $0.8 million.
In July 2006, the Company also sold its Arlington Heights and Arthur Avenue facilities to a third party for a total of $7.8 million and is leasing back the facilities at fair market value for the time period necessary to transition operations to the Current Site. Proceeds received from the sales exceeded the carrying value of the assets by $3.9 million.
The Company faces a number of challenges in the future. The Company’s Chicago area processing facilities operate at full capacity at certain times during the year. If the Company experiences growth in unit volume sales, it could exceed its capacity to meet the demand for its products, especially prior to the completion of the facility consolidation project. The Company faces potential disruptive effects on its business, such as cost overruns for the construction of the new facility or business interruptions that may result from the transfer of production to the new facility. For example, the total projected cost of the facility consolidation project is now estimated at approximately $110 million, which is $15 million higher than original estimates. In addition, the Company will continue to face the ongoing challenges of its business such as fluctuating commodity costs, food safety and regulatory issues and the maintenance and growth of its customer base. See Item 1A — “Risk Factors.”
The Company performed an analysis of its existing assets at its Chicago locations, and based on this analysis identified those assets which will be transferred to the Current Site and those that will not. For those assets which are not expected to be transferred to the Current Site, the remaining depreciation period has been reduced to reflect the Company’s estimate of the useful lives of these assets. In addition to the assets being transferred, new machinery and equipment will also be installed at the Current Site. The Company currently anticipates that operations will be fully integrated into the Current Site by December 2008. Total remaining capital expenditures for the facility consolidation project are estimated to be approximately $25 — $30 million, which the Company expects to finance through the

Bank Credit Facility, available cash flow from operations, proceeds from the sale of existing facilities and rental income from the office building at the Current Site. Several uncertainties exist, such as those described under Item 1A — “Risk Factors.”
Prior to acquiring the Current Site, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a termination agreement with the City of Elgin whereby the Development Agreement was terminated and the Company and the City of Elgin (the “City”) became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC (“JBSS LLC”), a wholly owned subsidiary of the Company, acquired title to the Original Site by quitclaim deed, and JBSS LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers. The Company’s costs under the Development Agreement totaling $6.8 million are recorded as “Other Assets” at June 29, 2006 and June 30, 2005. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value is required.
Total inventories were approximately $164.4 million at June 29, 2006, a decrease of $53.2 million, or 24.5%, from the balance at June 30, 2005. The decrease is due primarily to decreases in finished goods, almonds, cashews and peanuts. The decreases in finished goods and cashews are due to management emphasis on inventory reduction in order to capitalize on anticipated market price declines in virtually all nuts in fiscal 2007. The decrease in almonds was due to lower purchases in fiscal 2006 than in fiscal 2005. Overall volume of nut inventory, as measured by pounds on hand, decreased by 20.1% at June 29, 2006 when compared to June 30, 2005. Net accounts receivable were $35.0 million at June 29, 2006, a decrease of approximately $3.5 million, or 9.0%, from the balance at June 30, 2005.
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
Results of Operations
The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase of such items from fiscal 2005 to fiscal 2006 and from fiscal 2004 to fiscal 2005.

	Percentage of Net Sales			Percentage Increase (Decrease)
	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2006 vs. 2005	Fiscal 2005 vs. 2004
Net sales	100.0%	100.0%	100.0%	(0.4)%	11.7%
Gross profit	6.5	13.5	17.6	(52.0)	(14.6)
Selling expenses	6.9	6.8	7.2	1.3	5.7
Administrative expenses	2.5	2.1	2.6	14.4	(7.9)
(Loss) income from operations	(2.8)	4.6	7.9	(162.1)	(35.3)

Fiscal 2006 Compared to Fiscal 2005
Net Sales. Net sales decreased to approximately $579.6 million for fiscal 2006 from approximately $581.7 million for fiscal 2005, a decrease of approximately $2.2 million or 0.4%. Net sales would have increased in fiscal 2006 when compared to fiscal 2005, except that fiscal 2005 contained fifty-three weeks rather than fifty-two-weeks. Unit volume, measured in terms of pounds shipped, decreased by 10.2% in fiscal 2006 compared to fiscal 2005.
Unit volume sales decreases of 13.2% in the consumer distribution channel and 13.4% in the industrial distribution channel were primarily responsible for the overall decrease in unit volume sales. The decrease in consumer sales volume was due primarily to lower sales of private label products. Sales volume of the Company’s Fisher brand decreased 4.5% for fiscal 2006 compared to fiscal 2005. The private label decrease was caused in large part by the loss of private label business in the latter part of fiscal 2005 with customers that would not accept price increases. Also, market studies have shown a shift in consumer preference to branded snack nuts away from private label as the price differential between branded and private label products has narrowed. Market studies have also shown a decrease in overall nut category volume sales during fiscal 2006. The decrease in unit volume sales in the industrial distribution channel was caused primarily by reduced demand due to the higher costs of tree nuts. Unit volume sales decreased by 3.8% and 1.6% in the food service and contract packaging distribution channels, respectively, and increased by 0.2% in the export distribution channel.
The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

Distribution Channel	Fiscal 2006		Fiscal 2005
Consumer	$292,890	50.6%	$298,298	51.3%
Industrial	131,635	22.7	132,900	22.8
Food Service	64,356	11.1	61,294	10.5
Contract Packaging	44,874	7.7	45,181	7.8
Export	45,809	7.9	44,056	7.6

Total	$579,564	100.0%	$581,729	100.0%

The following table shows an annual comparison of sales by product type as a percentage of total gross sales. The table is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2006	Fiscal 2005
Peanuts	20.1%	22.4%
Pecans	21.8	23.3
Cashews & Mixed Nuts	22.4	22.7
Walnuts	11.8	9.4
Almonds	15.4	13.5
Other	8.5	8.7

Total	100.0%	100.0%

     Gross Profit. Gross profit in fiscal 2006 decreased 52.0% to $37.7 million from approximately $78.4 million for fiscal 2005. Gross profit margin decreased to 6.5% for fiscal 2006 from 13.5% for fiscal 2005. The two major factors for the significant decline in gross profit and gross profit margin were (i) a 16% decline in production volume in fiscal 2006 compared to fiscal 2005, and (ii) losses on almond sales due to a substantial decline in market costs after the procurement costs of almonds were fixed. The major components contributing to the decrease in gross profit of $40.8 million may be summarized as follows:

Amount
(in millions)

Impact of 16% production volume decline	$19.3
Decrease in gross profit on almond sales	10.3
Industrial almond contract loss reserve	2.0
Bulk stored inventory adjustments	3.9
Disposal and reserve for walnut and almond by-products and packaging materials	2.8
Increase in workers’ compensation expense	0.8
Other	1.7

$40.8

The decreases in sales volume led to a corresponding decrease in production. Also, production further decreased due to a concerted effort to reduce finished goods inventory levels. Manufacturing expenses of a fixed nature do not decrease with the decrease in production. Accordingly, the production volume decline reduced the Company’s gross profit by $19.3 million. Almonds also severely affected the Company’s profitability. Almond sales generated a decrease in gross profit of $10.3 million in fiscal 2006 compared to fiscal 2005. A significant decrease in the market price for almonds occurred after the Company’s costs to procure almonds were fixed. The majority of the Company’s almond sales are to industrial customers on fixed price contracts. For competitive reasons, the Company entered into fixed price almond sales contracts at unfavorable prices with major customers in order to maintain good relationships. A $2.0 million reserve remained at June 29, 2006 for losses expected on the fulfillment of fixed price almond sales contracts during the first half of fiscal 2007. The Company maintains significant quantities of bulk stored inshell inventories. $3.4 million in adjustments to increase the estimated quantities of bulk stored inventories were recorded during fiscal 2005, while a $0.5 million adjustment was recorded to decrease the estimated quantities of bulk stored inventories as of June 29, 2006, resulting in a $3.9 million change in gross profit between fiscal 2006 and fiscal 2005. An increase in the processing of almonds and walnuts led to an increase in the production of by-products. The processes of slicing and slivering almonds inevitably result in the production of by-products. The walnut by-products were caused by poor quality inshell walnuts that required additional reprocessing. Along with the identification of obsolete packaging materials, the generation of by-products affected gross profit by $2.8 million in fiscal 2006. Workers’ compensation expense increased by $0.8 million in fiscal 2006 compared to fiscal 2005 due primarily to a change in estimate in fiscal 2006.
Selling and Administrative Expenses. Selling and administrative expenses increased to $54.2 million, or 9.3% of net sales, for fiscal 2006 from $51.8 million, or 8.9% of net sales, for fiscal 2005. Selling expenses increased to $39.9 million, or 6.9% of net sales, for fiscal 2006 from $39.4 million, or 6.8% of net sales, for fiscal 2005. The increase was due primarily to an increase of $0.4 million in general advertising expenses. Administrative expenses increased to $14.2 million, or 2.5% of net sales, for fiscal 2006 from $12.4 million, or 2.1% of net sales, for fiscal 2005. This increase was due primarily to $1.8 million of expenses related to a supplemental retirement plan adopted in August 2005 and to a $0.4 million increase in legal expenses relating primarily to the facility consolidation project and new financing arrangements, offset partially by the $0.9 million gain from the termination of a related party capital lease.
(Loss) Income from Operations. Due to the factors discussed above, the loss from operations was $(16.5) million, or (2.8)% of net sales, for fiscal 2006, compared to income from operations of $26.6 million, or 4.6% of net sales, for fiscal 2005.
Interest Expense. Interest expense increased to $6.5 million for fiscal 2006 from $4.0 million for fiscal 2005. Additionally, $1.8 million of interest was capitalized pertaining to the Company’s facility consolidation project during fiscal 2006. This increase was caused primarily by higher average levels of borrowings and a higher interest rate on the Company’s revolving bank credit facility.

Rental and Miscellaneous (Expense) Income, Net. Net rental and miscellaneous (expense) income was an expense of $0.6 million for fiscal 2006 compared to income of $1.2 million for fiscal 2005. The decrease of $1.8 million was caused by expenses at the office building at the Current Site, including depreciation, exceeding rental income. This net expense is expected to continue until a larger portion of the office building at the Current Site is rented.
Income Taxes. Income tax benefit was approximately $9.2 million, or 38.9% of loss before income taxes, for fiscal 2006, compared to income tax expense of $9.3 million, or 39.0% of income before income taxes, for fiscal 2005.
Net (Loss) Income. Net loss was $(14.4) million, or $(1.36) basic and diluted per common share, for fiscal 2006, compared to net income of $14.5 million, or $1.37 basic per common share ($1.35 diluted), for fiscal 2005, due to the factors discussed above.
Fiscal 2005 Compared to Fiscal 2004
Net Sales. Net sales increased to $581.7 million for fiscal 2005 from $520.8 million for fiscal 2004, an increase of $60.9 million or 11.7%. The increase in net sales was due primarily to higher prices related to higher commodity costs, especially for almonds and pecans. Also, fiscal 2005 contained fifty-three weeks whereas fiscal 2004 contained fifty-two-weeks. Unit volume, measured in terms of pounds shipped, was virtually the same in fiscal 2005 and fiscal 2004, and would have decreased slightly if not for the extra week in fiscal 2005.
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

Gross Profit. Gross profit in fiscal 2005 decreased 14.6% to $78.4 million from $91.8 million for fiscal 2004. Gross profit margin decreased to 13.5% for fiscal 2005 from 17.6% for fiscal 2004. Several factors led to the decrease in gross profit margin. Industrial sales are typically sold under calendar year fixed price contracts. Thus, industrial sales in the first half of fiscal 2005 that were priced based on prior year crop costs were fulfilled with current crop costs that were significantly higher, especially for pecans and almonds. Also, price increases in the consumer distribution channel due to the higher commodity costs were not fully instituted until the third quarter of fiscal 2005. Other contributing factors leading to the decrease in gross profit margin include: (i) contract packaging sales, which generally carry lower gross margins than the Company’s overall gross margins, accounting for a greater percentage of sales in fiscal 2005 than fiscal 2004; (ii) unfavorable almond processing variances generated from the use of low quality almonds that were required to be purchased during the first quarter of fiscal 2005 to fulfill contracts; (iii) a higher than anticipated final settlement of $1.2 million with almond growers for the 2003 crop year; and (iv) the scrapping of $0.4 million of certain obsolete packaging materials in fiscal 2005.
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
Income from Operations. Due to the factors discussed above, income from operations decreased to $26.6 million, or 4.6% of net sales, for fiscal 2005 from $41.1 million, or 7.9% of net sales, for fiscal 2004.
Interest Expense. Interest expense increased to $4.0 million for fiscal 2005 from $3.4 million for fiscal 2004. This increase was due primarily to the Company’s issuance on December 16, 2004, of $65.0 million of ten year notes bearing interest at a fixed rate of 4.67% under the Note Agreement to fund a portion of the Company’s facility consolidation project and for general working capital purposes. Average borrowings under the Prior Bank Credit Facility also increased to finance the increased purchase of inventories. Also, the interest rate on the Prior Bank Credit Facility increased in fiscal 2005 when compared to fiscal 2004 due to an increase in short-term interest rates.
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

Income Taxes. Income tax expense was $9.3 million, or 39.0% of income before income taxes, for fiscal 2005, compared to $14.5 million, or 39.0% of income before income taxes, for fiscal 2004.
Net Income. Net income was $14.5 million, or $1.37 basic per common share ($1.35 diluted), for fiscal 2005, compared to $22.6 million, or $2.35 basic per common share ($2.32 diluted), for fiscal 2004, due to the factors discussed above.
Liquidity and Capital Resources
General
The primary uses of cash are to fund the Company’s current operations, including its facility consolidation project, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those described under Item 1A — “Risk Factors.”
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts the Company sells. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $41.0 million for fiscal 2006 compared to net cash used in operating activities of $57.4 million for fiscal 2005. The increase is due primarily to a $93.1 million decrease in inventory purchases, primarily in pecans, peanuts, cashews and almonds. Inshell pecan purchases decreased due to a 26.5% decrease in the average cost of inshell pecans, with the quantity purchased relatively unchanged. Peanut purchases decreased due to higher quantities on hand at the beginning of fiscal 2006 compared to fiscal 2005 and to lower peanut sales in fiscal 2006 compared to fiscal 2005. Cashew purchases decreased due to sufficient quantities already on hand in inventories at the beginning of the fiscal year. Almond purchases decreased 45.2% due to a reduction in the demand for almonds in the industrial market. Overall nut purchases for fiscal 2006 compared to fiscal 2005 decreased by 23.9% in terms of pounds, and 22.7% in terms of dollars. The Company focused on inventory reduction during fiscal 2006 in order to capitalize on anticipated market declines in virtually all nuts, except for pecans, during fiscal 2007. The Company expects improved gross margins in fiscal 2007, as the lower costs of nuts will not be offset by corresponding decreases in sales prices.
The Company repaid $4.7 million of long-term debt during fiscal 2006 compared to $1.3 million during fiscal 2005.
Financing Arrangements
On July 27, 2006, the Company amended its Prior Bank Credit Facility into a secured facility (the “Bank Credit Facility”). The Bank Credit Facility provides for $100.0 million in secured borrowings and is comprised of (i) a working capital revolving loan which provides working capital financing of up to $93.6 million in the aggregate, and matures on July 25, 2009, and (ii) $6.4 million for the IDB Letter of Credit maturing on June 1, 2011 to secure the industrial development bonds which finances the construction of a peanut shelling plant in 1987. The Bank Credit Facility also allows for an amendment to increase the total amount of secured borrowings to $125.0 million at the election of the Company, the agent under the facility and one or more of the lenders under the facility. Borrowings under the Bank Credit Facility accrue interest at a rate determined pursuant to a formula based on the agent bank’s reference rate, the prime rate and the Eurodollar rate. The interest rate varies depending upon the Company’s quarterly financial performance, as measured by the available borrowing base. The Bank Credit Facility also waived all non-compliance with financial covenants under the previous Bank Credit Facility (the “Prior Bank Credit Facility”) that existed through June 29, 2006. As of June 29, 2006 the Company had $26.1 million of available credit under the Prior Bank Credit Facility.
The terms of the Bank Credit Facility include certain restrictive covenants that, among other things,

require the Company to maintain certain specified financial ratios (if the borrowing base is below a designated level), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. The lenders are entitled to require immediate repayment of the Company’s obligations under the Bank Credit Facility in the event the Company defaults on payments required under the Bank Credit Facility, non-compliance with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Bank Credit Facility (including a default under the Note Agreement). The Company is required to pay termination fees of $2.0 and $1.0 million if it terminates the Bank Credit Facility in the first and second years of the agreement, respectively.
In order to finance a portion of the Company’s facility consolidation project and to provide for the Company’s general working capital needs, the Company received $65.0 million pursuant to a note purchase agreement (the “Note Agreement”) entered into on December 16, 2004 with various lenders. The Note Agreement requires semi-annual principal payments of $3.6 million plus interest through December 1, 2014. As of June 29, 2006, the outstanding balance on the Note Agreement was $61.4 million. The Company has the option to prepay amounts outstanding under the Note Agreement. Any such prepayment must be for at least 5% of the outstanding amount at the time of prepayment up to 100%. A prepayment fee would be incurred based on the differential between the interest rate in the Note Agreement and .50% over published U.S. treasury securities having a maturity equal to the remaining average life of the prepaid principal amounts.
On July 27, 2006, the Note Agreement was amended to, among other things, increase the interest rate from 4.67% to 5.67% per annum, waive all non-compliance with financial covenants through June 29, 2006, secure the Company’s obligations and modify future financial covenants. Additionally, the Company is required to pay an excess leverage fee of up to an additional 1.00% per annum depending upon its leverage ratio and financial performance.
The terms of the Note Agreement, as amended, include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios, attain minimum quarterly adjusted EBITDA levels ($1.5 million, $5.5 million, $6.25 million and $8.0 million for the four quarters of fiscal 2007), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. EBITDA is calculated in accordance with provisions under the Note Agreement and may be adjusted for certain items of income and expense, including gains and losses on the sale of assets, pension expense and others. The lenders are entitled to require immediate repayment of the Company’s obligations under the Note Agreement in the event the Company defaults on payments required under the Note Agreement, non-compliance with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Note Agreement (including a default under the Bank Credit Facility). The Company expects to be in compliance with all restrictive covenants under the Note Agreement for the next twelve months.
The Company’s unfavorable operating results have caused non-compliance with certain restrictive covenants under its financing facilities throughout fiscal 2006. Specifically, the Company failed to achieve the minimum trailing fiscal four quarters EBITDA requirement, the maximum allowable funded debt to twelve-month EBITDA ratio, the minimum fixed charge coverage ratio and the monthly minimum working capital requirement under the Prior Bank Credit Facility and the Note Agreement for the second and third quarters of fiscal 2006 and at June 29, 2006. In July 2006, the Company entered into the Bank Credit Facility whereby the lenders waived all non-compliance with financial covenants under the terms of the Prior Bank Credit Facility through June 29, 2006. The Note Agreement was also amended to, among other things, waive all non-compliance with financial covenants through June 29, 2006, increase the interest rate from 4.67% to 5.67% per annum, secure the Company’s obligations and modify future financial covenants.
The Company entered into a Security Agreement with the lenders under the Bank Credit Facility (the “Lenders”) and the noteholders under the Note Agreement (the “Noteholders”) whereby the Company granted collateral interests in certain of the Company’s assets including, but not limited to, accounts receivable, inventories and equipment to the Lenders and Noteholders. The Company also granted liens against the Company’s real property located in Elgin, Illinois and Gustine, California to the Lenders and Noteholders.
As of June 29, 2006, the Company had $5.9 million in aggregate principal amount of industrial development bonds outstanding, which was originally used to finance the acquisition, construction and equipping of the Company’s Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand of the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $0.3 million in fiscal 2007 to $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
The Company expects to comply with the financial covenants under its financing arrangements for the next twelve months. Non-compliance with restrictive covenants allows the lenders to demand immediate payment. While the Company believes that the lenders would provide waivers in the event of non-compliance with restrictive covenants and/or renegotiate the terms of the financing arrangements, there can be no assurance that waivers would be received or that the lenders would be willing to renegotiate on terms acceptable to the Company. If waivers could not be obtained or acceptable terms renegotiated, the Company believes it would be able to secure alternative financing such as through conventional mortgages, though there can be no assurance that alternative financing could be obtained or the terms of such financing. The inability of the Company to comply with its financial covenants, obtain waivers for non-compliance and obtain alternative financing would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Capital Expenditures
The Company made $44.8 million of capital expenditures in fiscal 2006 compared to approximately $63.8 million in fiscal 2005. The decrease is due primarily to the $48.0 million purchase of the Current Site and $6.1 million of remediation costs under the Development Agreement incurred in fiscal 2005. $34.5 million of the fiscal 2006 capital expenditures related to the expansion and modification to the Current Site. The Company expects to incur an additional $25 — $30 million on the facility consolidation project from fiscal 2007 to the expected completion date of December 2008. The total projected cost of the facility consolidation project is now estimated at approximately $110 million, which is $15 million higher than original estimates. Capital expenditures for fiscal 2007 that are unrelated to the facility consolidation project are not expected to exceed $10 million.
In fiscal 2005, in order to facilitate the facility consolidation project, the Company’s Board of Directors appointed an independent board committee to explore alternatives with respect to the Company’s existing leases for the properties owned by two related party partnerships. After negotiations with the partnerships, the independent committee approved a proposed transaction and, subsequently, the Company entered into various agreements with the partnerships. The agreements provided for an overall transaction whereby: (i) the current related party leases were terminated without penalty to the Company; (ii) the Company sold the portion of the Busse Road property that it owned to the partnerships for $2.0 million; and (iii) the Company sold its Selma, Texas properties to the partnerships for $14.3 million (an estimate of fair value which also slightly exceeds its carrying value) and leased the properties back. The sale price and rental rate for the Selma, Texas properties were determined by an independent appraiser to be at fair market value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent, with three five-year renewal options. In addition, the Company has an option to repurchase the Selma property from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The sale of the Selma, Texas properties at fair market value to the related party partnerships was consummated during the first quarter of fiscal 2007.
In March 2006, the Company and the related party partnership that owned a facility located in Des Plaines, Illinois entered in to an agreement whereby the lease was terminated at no cost to the Company upon the sale of the facility by the partnership. The facility was sold by the partnership to a third party in March 2006. A gain of $0.9 million was recorded as a reduction to administrative expenses in the third quarter of fiscal 2006 for the termination of this capital lease.
The portion of the Busse Road property that the Company owned was sold to the related party partnership in July 2006 and the related lease obligation was terminated without penalty to the Company. The related party partnership then sold the Busse Road property to a third party, which is leasing back the property to the Company at fair market value for the time period necessary to convert operations to the Current Site. Proceeds received from the sales exceeded the Company’s carrying value of these assets.
In July 2006, the Company also sold its Arlington Heights and Arthur Avenue facilities to a third party for a combined $7.8 million and is leasing back the facilities for the time period necessary to convert operations to the Current Site. Proceeds received from the sale exceeded the carrying value of the asset.
Capital Resources
As of June 29, 2006, the Company had $26.1 million of available credit under the Prior Bank Credit Facility. In July 2006, the Company received $9.8 million proceeds from the sale of its owned Chicago area facilities that are now being leased by the Company until operations are converted to the Current Site. In September 2006, the Company received $14.3 million in proceeds from the sale and leaseback at fair market value of its Selma, Texas facility to the related party partnerships. Scheduled long-term debt payments, including interest for fiscal 2007 are $15.9 million. Scheduled operating lease payments are $2.6 million.
Contractual Cash Obligations
At June 29, 2006, the Company had the following contractual cash obligations for long-term debt (including scheduled interest payments), capital leases, operating leases, the revolving credit facility and purchase obligations (amounts in thousands):

		Less
		Than 1			More Than 5
	Total	Year	1-3 Years	3-5 Years	Years

Long-term debt	$89,426	$15,928	$21,235	$24,119	$28,144
Capital lease obligations	133	25	50	50	8
Minimum operating lease commitments	5,224	2,590	2,351	263	20
Revolving credit facility borrowings	64,341	—	—	64,341	—
Purchase obligations	101,925	101,925	—	—	—

Total contractual cash obligations	$261,049	$120,468	$23,636	$88,773	$28,172

The purchase obligations include $94,539 of inventory purchase commitments and $7,386 of construction costs related to the Company’s facility consolidation project.

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
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. The Company sells its products under some arrangements which include customer contracts which fix the sales price for periods typically of up to one year for some industrial customers and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and food service customers. Reserves for these programs are established based upon the terms of specific arrangements. Revenues are recorded net of rebates and promotion and marketing allowances. Revenues are also recorded net of customer deductions which are provided for based on past experiences. The Company’s net accounts receivable includes an allowance for customer deductions. While customers do have the right to return products, past experience has demonstrated that product returns have been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances.
Inventories
Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market. Inventory costs are reviewed each quarter. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. When expected market sales prices move below costs, the Company records adjustments to write down the carrying values of inventories to fair market value. The results of the Company’s shelling process can also result in changes to its inventory costs, for example based upon actual versus expected crop yields. The Company maintains significant inventories of bulk-stored inshell pecans, walnuts and peanuts. Quantities of inshell bulk-stored nuts are determined based on the Company’s inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates are also recorded.
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
Introductory Funds
The ability to sell to certain retail customers often requires upfront payments to be made by the Company. Such payments are frequently made pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. If appropriate, the cost of these payments is recorded as an asset and is amortized on a straight-line basis over the term of the contract. All contracts that are capitalized include refundability provisions. The Company expenses payments if no written arrangement exists.
Related Party Transactions
As discussed in Notes 6, 8 and 13 of the Notes to Consolidated Financial Statements, the Company leases space from related parties and transacts with other related parties in the normal course of business. The Company believes that these related party transactions are conducted on terms that are competitive with other non-related entities at the time the transactions are entered into.
Recent Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional upon a future event that may or may not be within the control of the entity. FIN 47 became effective in fiscal 2006 for the Company. The adoption of FIN 47 did not have a material impact on the Company’s financial position, results of operations and cash flows.
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
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal 2007. Adoption of FASB Interpretation No. 48 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
Forward Looking Statements
The statements contained in this Annual Report on Form 10-K, and in the Chairman’s letter to stockholders accompanying the Annual Report on Form 10-K delivered to stockholders, that are not historical (including statements concerning the Company’s expectations regarding market risk) are “forward looking statements”. These forward looking statements, which generally are followed (and therefore identified) by a cross reference to Item 1A — “Risk Factors” or are identified by the use of forward looking words and phrases such as “intends”, “may”, “believes” and “expects”, represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors, including the factors described under Item 1A — “Risk Factors”, that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events which may be subject to circumstances beyond the Company’s control. Consequently, results actually achieved may differ materially from the expected results included in these statements.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of changes in interest rates and to commodity prices of raw material purchases. The Company has not entered into any arrangements to hedge against changes in market interest rates, commodity prices or foreign currency fluctuations.
The Company is unable to engage in hedging activity related to commodity prices, since there are no established futures markets for nuts. Approximately 29% of nut purchases for fiscal 2006 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country.
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

Item 8 — Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc:
We have completed integrated audits of John B. Sanfilippo & Son, Inc.’s June 29, 2006 and June 30, 2005 consolidated financial statements and of its internal control over financial reporting as of June 29, 2006, and an audit of its June 24, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiary at June 29, 2006 and June 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, effective July 1, 2005.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of June 29, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
September 27, 2006

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 29, 2006 and June 30, 2005
(dollars in thousands, except per share amounts)

	June 29,	June 30,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash	$2,232	$1,885
Accounts receivable, less allowances of $3,766 and $3,729	35,481	39,002
Inventories	164,390	217,624
Income taxes receivable	6,427	—
Deferred income taxes	2,984	1,742
Prepaid expenses and other current assets	2,248	1,663

TOTAL CURRENT ASSETS	213,762	261,916

PROPERTY, PLANT AND EQUIPMENT:
Land	10,299	9,333
Buildings	63,438	66,288
Machinery and equipment	109,391	104,703
Furniture and leasehold improvements	5,440	5,437
Vehicles	2,897	3,070
Construction in progress	53,811	12,771

	245,276	201,602
Less: Accumulated depreciation	117,094	112,599

	128,182	89,003

Rental investment property, less accumulated depreciation of $924 and $128	27,969	28,766

TOTAL PROPERTY, PLANT AND EQUIPMENT	156,151	117,769

Intangible asset – minimum retirement plan liability	6,197	—
Cash surrender value of officers’ life insurance and other assets	5,440	4,468
Property held for sale/Development agreement	6,806	6,802
Goodwill	1,242	1,242
Brand name, less accumulated amortization of $6,072 and $5,645	1,848	2,275

TOTAL ASSETS	$391,446	$394,472

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 29, 2006 and June 30, 2005
(dollars in thousands, except per share amounts)

	June 29,	June 30,
	2006	2005
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$64,341	$66,561
Current maturities of long-term debt, including related party debt of $3,033 and $703	12,304	10,611
Accounts payable, including related party payables of $140 and $1,113	27,944	29,908
Book overdraft	14,301	3,047
Accrued payroll and related benefits	5,930	5,696
Accrued workers’ compensation	5,619	3,564
Other accrued expenses	5,293	3,970
Income taxes payable	—	795

TOTAL CURRENT LIABILITIES	135,732	124,152

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $0 and $3,929	59,785	67,002
Retirement plan	7,654	—
Deferred income taxes	5,885	7,143

TOTAL LONG-TERM LIABILITIES	73,324	74,145

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, noncumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,112,099 and 8,100,349 shares issued and outstanding	81	81
Capital in excess of par value	99,820	99,164
Retained earnings	83,667	98,108
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	182,390	196,175

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$391,446	$394,472

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 29, 2006, June 30, 2005 and June 24, 2004
(dollars in thousands, except for earnings per share)

	Year Ended	Year Ended	Year Ended
	June 29, 2006	June 30, 2005	June 24, 2004
Net sales	$579,564	$581,729	$520,811
Cost of sales	541,909	503,300	428,967

Gross profit	37,655	78,429	91,844

Selling expenses	39,947	39,417	37,288
Administrative expenses	14,212	12,425	13,492

Total selling and administrative expenses	54,159	51,842	50,780

(Loss) income from operations	(16,504)	26,587	41,064

Other income (expense):
Interest expense ($583, $699 and $775 to related parties)	(6,516)	(3,998)	(3,434)
Debt extinguishment fees	—	—	(972)
Rental and miscellaneous (expense) income, net	(610)	1,179	440

Total other expense, net	(7,126)	(2,819)	(3,966)

(Loss) income before income taxes	(23,630)	23,768	37,098
Income tax (benefit) expense	(9,189)	9,269	14,468

Net (loss) income	$(14,441)	$14,499	$22,630

(Loss) earnings per common share:
Basic	$(1.36)	$1.37	$2.35

Diluted	$(1.36)	$1.35	$2.32

Weighted average shares outstanding:
Basic	10,584,764	10,568,400	9,648,456

Diluted	10,584,764	10,720,641	9,758,769

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 29, 2006, June 30, 2005 and June 24, 2004
(dollars in thousands)

					Capital in
	Class A Common Stock		Common Stock		Excess of	Retained	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Stock	Total

Balance, June 26, 2003	3,667,426	$37	5,775,564	$58	$58,911	$60,979	$(1,204)	$118,781

Net income and comprehensive income						22,630		22,630

Stock option exercises			83,660	1	488			489

Tax benefit of stock option exercises					856			856

Conversion of Class A Common Stock	(1,070,000)	(11)	1,070,000	11				—

Issuance of Common Stock			1,150,000	11	38,593			38,604

Balance, June 24, 2004	2,597,426	$26	8,079,224	$81	$98,848	$83,609	$(1,204)	$181,360

Net income and comprehensive income						14,499		14,499

Stock option exercises			21,125		198			198

Tax benefit of stock option exercises					118			118

Balance, June 30, 2005	2,597,426	$26	8,100,349	$81	$99,164	$98,108	$(1,204)	$196,175

Net loss and comprehensive loss						(14,441)		(14,441)

Stock option exercises			11,750		71			71

Tax benefit of stock option exercises					39			39

Stock-based compensation expense					546			546

Balance, June 29, 2006	2,597,426	$26	8,112,099	$81	$99,820	$83,667	$(1,204)	$182,390

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 29, 2006, June 30, 2005 and June 24, 2004
(dollars in thousands)

	Year Ended	Year Ended	Year Ended
	June 29, 2006	June 30, 2005	June 24, 2004
Cash flows from operating activities:
Net (loss) income	$(14,441)	$14,499	$22,630
Depreciation and amortization	10,000	10,501	11,190
Gain related to termination of capital lease with related party	(940)	—	—
Loss (gain) on disposition of properties	141	(31)	24
Deferred income tax (benefit) expense	(2,500)	336	3,359
Tax benefit of stock option exercises	—	118	856
Stock-based compensation expense	546	—	—
Change in current assets and current liabilities:
Accounts receivable, net	3,521	(3,452)	(6,408)
Inventories	53,234	(90,165)	(15,443)
Prepaid expenses and other current assets	(585)	440	89
Accounts payable	(5,870)	13,520	2,730
Accrued expenses	3,612	(2,497)	3,028
Income taxes receivable/payable	(7,222)	1,738	(474)
Other operating assets	1,455	(2,360)	(1,356)

Net cash provided by (used in) operating activities	40,951	(57,353)	20,225

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,244)	(8,628)	(6,880)
Facility expansion costs	(34,520)	(48,997)	(3,610)
Development agreement costs	(4)	(6,143)	(659)
Proceeds from disposition of assets	24	135	1
Cash surrender value of officers’ life insurance	(287)	—	—

Net cash used in investing activities	(45,031)	(63,633)	(11,148)

Cash flows from financing activities:
Borrowings under revolving credit facility	147,009	149,879	152,682
Repayments of revolving credit borrowings	(149,229)	(88,587)	(177,115)
Issuance of long-term debt	—	65,000	—
Debt issuance costs	—	459	—
Principal payments on long-term debt	(4,717)	(1,284)	(26,519)
Increase/(decrease) in book overdraft	11,254	(4,879)	2,419
Issuance of Common Stock under option plans	71	198	489
Net proceeds from issuance of Common Stock	—	—	38,604
Tax benefit of stock option exercises	39	—	—

Net cash provided by (used in) financing activities	4,427	120,786	(9,440)

Net increase (decrease) in cash	347	(200)	(363)
Cash:
Beginning of period	1,885	2,085	2,448

End of period	$2,232	$1,885	$2,085

Supplemental disclosures of cash flow information:
Interest paid, net of interest capitalized	$6,217	$3,351	$3,999
Income taxes paid, excluding refunds of $2,193, $34 and $80	2,689	6,812	10,807
Capital lease obligations incurred	133	—	—
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc., JBSS Properties, LLC and JBS International, Inc., a previously wholly-owned subsidiary, which was dissolved in November, 2004 (collectively, the “Company”). Certain prior years’ amounts have been reclassified to conform to the current year’s presentation which provides more detail of certain financial statement line items. The Company’s fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters), but the fiscal year ended June 30, 2005 consisted of fifty-three weeks, with the fourth quarter containing fourteen weeks.
During fiscal 2006 the Company incurred net losses of $14,441. Major factors contributing to the loss were (i) reduced demand for the Company’s products due to higher tree nut costs, (ii) losses on almond sales due to a substantial decline in market costs after the procurement cost of almonds was fixed and (iii) a decline in production volume resulting in an inability to leverage fixed costs. The Company expects to achieve operational profitability through the implementation of a new procurement plan to match nut costs with selling opportunities, the procurement of nuts at lower costs and increased sales and production volumes.
The operating losses in fiscal 2006 caused the Company to violate various financial covenants under its Prior Bank Credit Facility and Note Agreement (Notes 5 and 6), both of which were amended subsequent to year end. The Company has obtained waivers for these violations during 2006. The amended credit agreements waived all non compliance that existed and also contain new financial covenants for fiscal 2007. The Company expects to comply with the financial covenants under its financing arrangements for the next twelve months. Non-compliance with restrictive covenants allows the lenders to demand immediate payment. While the Company believes that the lenders would provide waivers in the event of non-compliance with restrictive covenants and/or renegotiate the terms of the financing arrangements, there can be no assurance that waivers would be received or that the lenders would be willing to renegotiate on terms acceptable to the Company. If waivers could not be obtained or acceptable terms renegotiated, the Company believes it would be able to secure alternative financing such as through conventional mortgages, though there can be no assurance that alternative financing could be obtained or the terms of such financing. The inability of the Company to comply with its financial covenants, obtain waivers for non-compliance and obtain alternative financing would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for customer deductions, allowances for doubtful accounts, the quantity and valuation of bulk inventories, accruals for workers’ compensation claims and various other accrual accounts. Actual results could differ from those estimates.
Accounts Receivable
Accounts receivable are stated at the amounts charged to customers, less: (i) allowances for doubtful accounts, and (ii) reserves for estimated cash discounts and customer deductions. The allowance for doubtful accounts is calculated by specifically identifying customers that are credit risks. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The reserve for estimated cash discounts is based on actual payments. The reserve for customer deductions represents known customer short payments and an estimate of future credit memos that will be issued to customers related to rebates and allowances for marketing and promotions based on historical experience.
Inventories
Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market. Inventory costs are reviewed each quarter. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. When expected market sales prices move below costs, the Company records adjustments to write down the carrying values of inventories to fair market value. The results of the Company’s shelling process can also result in changes to its inventory costs, for example based upon actual versus expected crop yields. The Company maintains significant inventories of bulk-stored inshell pecans, walnuts and peanuts. Quantities of inshell bulk-stored nuts are determined based on the Company’s inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates are also recorded.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Major improvements that extend the useful life are capitalized and charged to expense through depreciation. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss is recognized currently in operating income. Cost is depreciated using the straight-line method over the following estimated useful lives: buildings — 30 to 40 years, machinery and equipment — 5 to 10 years, furniture and leasehold improvements — 5 to 10 years and vehicles — 3 to 5 years. Depreciation expense was $9,207, $8,697 and $8,637 for the years ended June 29, 2006, June 30, 2005 and June 24, 2004, respectively. The Company capitalizes interest costs on its projects. The amount of interest capitalized was $1,808 for the year ended June 29, 2006 and was not material for the years ended June 30, 2005 and June 24, 2004.
Certain lease transactions with related parties relating to the financing of buildings are accounted for as capital leases, whereby the present value of future rental payments, discounted at the interest rate implicit in the lease, is recorded as a liability. See Note 6. A corresponding amount is capitalized as the cost of the assets and is depreciated on a straight-line basis over the estimated lives of the assets or over the lease terms which range from 20 to 30 years, whichever is shorter. The cost and accumulated depreciation of capitalized lease assets were $6,442 and $5,434, respectively at June 29, 2006, and $9,520 and $8,254 at June 30, 2005, respectively.
Long-Lived Assets
The Company reviews long-lived assets to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets’ carrying value. The impairment loss would adjust the carrying value to the assets’ fair value. To date the Company has not recorded any impairment charges. In connection with the Company’s facility consolidation project, management performed a review of assets in its existing Chicago area facilities. There was no impairment of these assets, however the useful lives of certain assets were adjusted to the remaining time that the assets are expected to be utilized.

Facility Consolidation Project
In April 2005, the Company acquired property to be used for its facility consolidation project (the “Current Site”). Two buildings are located on the Current Site, one of which is an office building of which 41.5% is being leased back to the seller for a minimum period of three years. The Company is actively seeking tenants to lease the remaining portion of the office building. The other building, a warehouse, has been expanded and is being modified to be used for the Company’s principal processing facility and headquarters. The warehouse building was leased back to the seller for a one and one-half month period in fiscal 2005. The allocation of the purchase price to the two buildings was determined through a third party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the warehouse building is included in property, plant and equipment.
The net rental income from the office building and the warehouse building, included in rental and miscellaneous expense (income), net, was an expense of $1,115 for the year ended June 29, 2006 and income of $503 for the year ended June 30, 2005. Gross rental income was $1,665 and $927 for the years ended June 29, 2006 and June 30, 2005, respectively. Future gross rental income under the office building operating lease is as follows for the years ending:

June 28, 2007	$1,536
June 26, 2008	1,216

$2,752

Prior to acquiring the Current Site, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a Termination Agreement with the City of Elgin whereby the Development Agreement was terminated and the Company and the City of Elgin (the “City”) became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC (“JBSS LLC”), a wholly owned subsidiary of the Company, acquired title to the Original Site by quitclaim deed, and JBSS LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers. The Company’s costs under the Development Agreement totaling $6,806 and $6,802 at June 29, 2006 and June 30, 2005, respectively, are recorded as “Other Assets”. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value was required as of June 29, 2006 and June 30, 2005.
In fiscal 2005, in order to facilitate the facility consolidation project, the Company’s Board of Directors appointed an independent board committee to explore alternatives with respect to the Company’s existing leases for the properties owned by two related party partnerships. After negotiations with the partnerships, the independent committee approved a proposed transaction and, subsequently, the Company entered into various agreements with the partnerships. The agreements provided for an overall transaction whereby: (i) the current related party leases were terminated without penalty to the Company; (ii) the Company sold the portion of the Busse Road property that it owned to the partnerships for $2.0 million; and (iii) the Company sold its Selma, Texas properties to the partnerships for $14.3 million (an estimate of fair value which also slightly exceeds its carrying value) and leased the properties back. The sale price and rental rate for the Selma, Texas properties were determined by an independent appraiser to be at fair market value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent, with three five-year renewal options. In addition, the Company has an option to repurchase the Selma property from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The sale of the Selma, Texas properties at fair market value to the related party partnerships was consummated during the first quarter of fiscal 2007. The Company expects the Selma, Texas lease transaction to be accounted for similar to a capital lease.
In March 2006, the Company and the related party partnership that owned a facility located in Des Plaines, Illinois entered in to an agreement whereby the lease was terminated at no cost to the Company upon the sale of the facility by the partnership. The facility was sold by the partnership to a third party in March 2006. A gain of $940 was recorded as a reduction to administrative expenses in the third quarter of fiscal 2006 for the termination of this capital lease.
Subsequent to June 29, 2006, the portion of the Busse Road property that the Company owned was sold to the related party partnership and the related lease obligation was terminated without penalty to the Company. The related party partnership then sold the Busse Road property to a third party, which is leasing back the property to the Company for the time period necessary to convert operations to the Current Site. Proceeds received from the sales exceeded the Company’s carrying value of these assets.
In July 2006, the Company also sold its Arlington Heights and Arthur Avenue facilities to a third party and is leasing back the facilities at fair market value for the time period necessary to convert operations to the Current Site. Proceeds received from the sale exceeded the carrying value of the assets.
Introductory Funds
The ability to sell to certain retail customers often requires upfront payments to be made by the Company. Such payments are frequently made pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. If appropriate, the cost of these payments is recorded as an asset and is amortized over the term of the contract. The Company expenses payments if no written arrangement exists and amounts are not recoverable in the event of customer cancellation. Total introductory funds included in other assets and prepaid expenses and other current assets were $282 at June 29, 2006 and $710 at June 30, 2005. Amortization expense, which is recorded as a reduction in net sales, was $367, $1,173 and $1,820 for the years ended June 29, 2006, June 30, 2005 and June 24, 2004, respectively.
Goodwill and Brand Name
Intangible asset consists of the Fisher brand name that was acquired in 1995. The Company is amortizing the brand name over a fifteen-year period on a straight-line basis with no estimated residual value. Annual amortization expense for each of the next four fiscal years is expected to be $427, with the remaining amount of $140 amortized in fiscal 2011. Amortization expense was approximately $427, $426 and $427 for the years ended June 29, 2006, June 30, 2005 and June 24, 2004, respectively.
Goodwill represents the excess of the purchase price over the fair value of the net assets from the Company’s acquisition of Sunshine Nut Co., Inc. which occurred in 1992.
The Company does not amortize goodwill and is required to review the carrying value of goodwill for impairment at least annually or if circumstances indicate that the carrying amount of the asset may not be recoverable. If an impairment were determined to exist, any impairment loss would be recorded to adjust the asset’s carrying value to its fair value. Based upon the results of management’s impairment testing, no adjustment to the carrying amount of is required.
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

Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. The Company sells its products under some arrangements which include customer contracts which fix the sales price for periods, typically of up to one year, for some industrial customers and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and food service customers. Revenues are recorded net of rebates and promotion and marketing allowances. While customers do have the right to return products, past experience has demonstrated that product returns have been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances. Billings for shipping and handling costs are included in revenues.
Significant Customers
The highly competitive nature of the Company’s business provides an environment for the loss of customers and the opportunity to gain new customers. Net sales to Wal-Mart Stores, Inc. represented approximately 19%, 18% and 19% of the Company’s net sales for the years ended June 29, 2006, June 30, 2005 and June 24, 2004, respectively. Net accounts receivable from Wal-Mart Stores, Inc. were $4,444 and $4,225 at June 29, 2006 and June 30, 2005, respectively.
Promotion and Advertising Costs
Promotion allowances, customer rebates and marketing allowances are recorded at the time revenue is recognized and are reflected as reductions in sales. Annual volume rebates are estimated based upon projected volumes for the year, while promotion and marketing allowances are recorded based upon terms of the actual arrangements. Coupon incentives have not been significant and are recorded at the time of distribution. The Company expenses the costs of advertising, which include newspaper and other advertising activities, as incurred. Advertising expenses for the years ended June 29, 2006, June 30, 2005 and June 24, 2004 were $2,297, $1,896 and $1,344, respectively.
Shipping and Handling Costs
Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. For the years ended June 29, 2006, June 30, 2005 and June 24, 2004, shipping and handling costs totaled $18,767, $19,004 and $16,696, respectively.
Income Taxes
The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the Company’s financial statements or tax returns. Such items give rise to differences in the financial reporting and tax basis of assets and liabilities. Any investment tax credits are accounted for by using the flow-through method, whereby the credits are reflected as reductions of tax expense in the year they are recognized in the financial statements. In estimating future tax consequences, the Company considers all expected future events other than changes in tax law or rates.
Segment Reporting
The Company operates in a single reportable operating segment that consists of selling various nut products procured and processed in a vertically integrated manner through multiple distribution channels.

Earnings per Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	Year Ended	Year Ended	Year Ended
	June 29, 2006	June 30, 2005	June 24, 2004
Weighted average shares outstanding — basic	10,584,764	10,568,400	9,648,456
Effect of dilutive securities:
Stock options	—	152,241	110,313

Weighted average shares outstanding – diluted	10,584,764	10,720,641	9,758,769

All outstanding options were excluded from the calculation of diluted earnings per share for the year ended June 29, 2006 due to the net loss for the year. Also excluded from the computation of diluted earnings per share for the years ended June 30, 2005 and June 24, 2004 were options with exercise prices greater than the average market price of the Common Stock. Total options excluded from the calculation of diluted earnings per share were 324,815, 3,226 and 7,286 for the years ended June 29, 2006, June 30, 2005 and June 24, 2004, respectively. These options had weighted average exercise prices of $13.70, $31.61 and $18.11, respectively.
Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. FAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.
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
For the years ended June 30, 2005 and June 24, 2004, the Company accounted for stock-based compensation in accordance with APB 25 and related interpretations using the intrinsic value method, which resulted in no compensation cost for options granted for fiscal 2005 and fiscal 2004. The Company had adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”) with respect to options granted to employees.
The Company’s reported net income and earnings per share would have changed to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation”.

	Year Ended	Year Ended
	June 30, 2005	June 24, 2004
Net (loss) income applicable to common stockholders, as reported	$14,499	$22,630
Add: Compensation expense included in reported net income	—	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	353	251

Pro forma net income applicable to common stockholders	$14,146	$22,379

Basic earnings per common share:
As reported	$1.37	$2.35
Pro forma	$1.34	$2.32
Diluted earnings per common share:
As reported	$1.35	$2.32
Pro forma	$1.32	$2.29
The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Year Ended	Year Ended	Year Ended
	June 29, 2006	June 30, 2005	June 24, 2004
Average risk-free interest rate	4.1%	3.3%	3.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility (based on historical)	54.7%	53.0%	35.0%
Expected life (years)	5.7	5.0	5.0
The weighted average fair value per option granted was $9.85, $8.76 and $6.23 for the years ended June 29, 2006, June 30, 2005 and June 24, 2004, respectively.
Comprehensive Loss (Income)
The Company accounts for comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income”. The Company currently has no components of comprehensive income that are required to be disclosed separately. Consequently, comprehensive income equals net income for all periods presented.
Recent Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional upon a future event that may or may not be within the control of the entity. FIN 47 became effective in fiscal 2006 for the Company. The adoption of FIN 47 did not have a material impact on the Company’s financial position, results of operations and cash flows.
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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation is effective for fiscal 2007. Adoption of FASB Interpretation No. 48 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
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
In connection with the offering, the holders of Class A Stock entered into an agreement with the Company under which they have waived their right to convert Class A Stock to Common Stock and agreed not to transfer or otherwise dispose of their shares of Class A Stock in a manner that could result in conversion of such shares into Common Stock pursuant to the Company’s certificate of incorporation. These agreements were required since the number of authorized shares of Common Stock was insufficient to allow for the conversion of all outstanding shares of Class A Stock. These agreements remained in effect until the Company’s certificate of incorporation was amended to increase the number of authorized shares of Common Stock from 10,000,000 to 17,000,000 at the Company’s 2004 annual meeting.
NOTE 4 — INVENTORIES
Inventories consist of the following:

	June 29,	June 30,
	2006	2005
Raw material and supplies	$77,209	$99,851
Work-in-process and finished goods	87,181	117,773

Total	$164,390	$217,624

NOTE 5 — REVOLVING CREDIT FACILITY
The Company’s unsecured bank credit facility that was effective at June 29, 2006 (the “Prior Bank Credit Facility”) was comprised of (i) a working capital revolving loan which provided working capital financing of up to $93.6 million in the aggregate, and was scheduled to mature, as amended, on July 31, 2006, and (ii) a $6.4 million letter of credit maturing on June 1, 2011 (the “IDB Letter of Credit”) to secure the industrial development bonds which financed the construction of a peanut shelling plant in 1987 as is described in Note 6. The Prior Bank Credit Facility was amended on April 29, 2006 to extend a temporary $20.0 million increase in the total availability under the facility through July 31, 2006. Borrowings under the working capital revolving loan accrued interest at a rate (the weighted average of which was 8.08% at June 29, 2006) determined pursuant to a formula based on the agent bank’s quoted rate and the Eurodollar Interbank rate. As of June 29, 2006 the Company had $26.1 million of available credit under the Prior Bank Credit Facility.

The Prior Bank Credit Facility, as amended, was scheduled to mature on July 31, 2006 and included certain restrictive covenants that, among other things: (i) required the Company to maintain specified financial ratios; (ii) limited the Company’s annual capital expenditures; and (iii) required that Jasper B. Sanfilippo (the Company’s Chairman of the Board and Chief Executive Officer) and Mathias A. Valentine (a director and the Company’s former President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, the Prior Bank Credit Facility limited dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million, and prohibited the Company from redeeming shares of capital stock. For the quarters ended December 29, 2005 and March 30, 2006 and as of June 29, 2006, the Company failed to achieve the minimum trailing fiscal four quarters earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, the maximum allowable funded debt to twelve-month EBITDA ratio, the minimum fixed charge coverage ratio and the monthly minimum working capital requirement under the Prior Bank Credit Facility. The Company received waivers for all non-compliance with restrictive financial covenants from its lenders under the Prior Bank Credit Facility during fiscal 2006.
On July 27, 2006, the Company entered into an amended and restated bank credit facility (the “Bank Credit Facility”). The secured $100.0 million Bank Credit Facility replaced the Prior Bank Credit Facility. The Bank Credit Facility is comprised of (i) a working capital revolving loan which provides working capital financing of up to $93.6 million in the aggregate, and matures on July 25, 2009, and (ii) $6.4 million for the IDB Letter of Credit maturing on June 1, 2011 to secure the industrial development bonds which financed the construction of a peanut shelling plant in 1987 as is described in Note 6. The Bank Credit Facility also allows for an amendment to increase the total amount of secured borrowings to $125.0 million at the election of the Company, the agent under the facility and one or more of the lenders under the facility. Borrowings under the Bank Credit Facility are based upon an eligible borrowing base tied to qualifying receivables and inventory and accrue interest at a rate determined pursuant to a formula based on the agent bank’s reference rate, the prime rate and the Eurodollar rate. The interest rate varies depending upon the Company’s quarterly financial performance, as measured by the available borrowing base. The Bank Credit Facility also waived all non-compliance with financial covenants under the Prior Bank Credit Facility through June 29, 2006. The terms of the Bank Credit Facility include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios, restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. The lenders are entitled to require immediate repayment of the Company’s obligations under the Bank Credit Facility in the event the Company defaults in the payments required under the Bank Credit Facility, non-compliance with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Bank Credit Facility (including a default under the Note Agreement, as defined in Note 6). The Company is required to pay termination fees of $2.0 and $1.0 million if it terminates the Bank Credit Facility in the first and second years of the agreement, respectively.
The Company entered into a Security Agreement with the lenders under the Bank Credit Facility (the “Lenders”) and the noteholders under the Note Agreement (the “Noteholders”) whereby the Company granted collateral interests in certain of the Company’s assets including, but not limited to, accounts receivable, inventories and equipment to the Lenders and Noteholders. The Company also granted liens against the Company’s real property located in Elgin, Illinois and Gustine, California to the Lenders and Noteholders.

NOTE 6 — LONG-TERM DEBT
Long-term debt consists of the following:

	June 29,	June 30,
	2006	2005
Notes payable, interest payable semiannually at 4.67%, principal payable in semi-annual installments of $3,611 beginning on June 1, 2006	$61,389	$65,000
Industrial development bonds, collateralized by building, machinery and equipment with a cost aggregating $8,000	5,865	6,185
Capitalized lease obligations with related parties	3,033	4,632
Arlington Heights facility, first mortgage, principal and interest payable at 8.875%, due in monthly installments of $22 through October 1, 2015	1,684	1,796
Capitalized equipment leases	118	—

	72,089	77,613
Less: Current maturities	(12,304)	(10,611)

Total long-term debt	$59,785	$67,002

The Company financed the construction of a peanut shelling plant with industrial development bonds in 1987. On June 1, 2006, the Company remarketed the bonds, resetting the interest rate at 4.55% through May 2011, and at a market rate to be determined thereafter. On June 1, 2011, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. The agreement requires the Company to redeem the bonds in varying annual installments, ranging from $345 to $780 annually through 2017. The Company is also required to redeem the bonds in certain other circumstances, for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option at any time, however, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In order to finance a portion of the Company’s facility consolidation project and to provide for the Company’s general working capital needs, the Company received $65.0 million pursuant to a note purchase agreement (the “Note Agreement”) entered into on December 16, 2004 with various lenders. For the quarters ended December 29, 2005 and March 30, 2006 and as of June 29, 2006, the Company failed to achieve the minimum trailing fiscal four quarters EBITDA requirement, the maximum allowable funded debt to twelve-month EBITDA ratio, the minimum fixed charge coverage ratio and the monthly minimum working capital requirement under the Note Agreement. The Company received waivers for all non-compliance with restrictive financial covenants from its lenders under the Note Agreement during fiscal 2006.
On July 27, 2006, the Note Agreement was amended to, among other things, increase the interest rate from 4.67% to 5.67% per annum, waive all non-compliance with financial covenants through June 29, 2006, secure the Company’s obligations and modify future financial covenants. Additionally, the Company is required to pay an excess leverage fee of up to an additional 1.00% per annum depending upon its leverage ratio and financial performance. The Note Agreement requires semi-annual principal payments of $3.6 million plus interest through December 1, 2014. The Company has the option to prepay amounts outstanding under the Note Agreement. Any such prepayment must be for at least 5% of the outstanding amount at the time of prepayment up to 100%. A prepayment fee would be incurred based on the differential between the interest rate in the Note Agreement and .50% over published U.S. treasury securities having a maturity equal to the remaining average life of the prepaid principal amounts.
The terms of the Note Agreement, as amended, include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios, attain minimum quarterly adjusted EBITDA levels ($1.5 million, $5.5 million, $6.25 million and $8.0 million for the four quarters of fiscal 2007), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. EBITDA is calculated in accordance with provisions under the Note Agreement and may be adjusted for certain items of income and expense, including gains and losses on the sale of assets, pension expense and others. The lenders are entitled to require immediate repayment of the Company’s obligations under the Note Agreement in the event the Company defaults on payments required under the Note Agreement, non-compliance with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Note Agreement (including a default under the Bank Credit Facility).
The Company entered into a Security Agreement with the lenders under the Bank Credit Facility (the “Lenders”) and the noteholders under the Note Agreement (the “Noteholders”) whereby the Company granted collateral interests in certain of the Company’s assets including, but not limited to, accounts receivable, inventories and equipment to the Lenders and Noteholders. The Company also granted liens against the Company’s real property located in Elgin, Illinois and Gustine, California to the Lenders and Noteholders.
In conjunction with the Company’s facility consolidation project, the Company sold its Arlington Heights facility in July 2006. At that time, the Company prepaid its outstanding balances under the Arlington Heights mortgage. The Company is leasing back the facility until operations are fully transitioned to the Current Site. The entire balance of the mortgage of $1,684 is classified as current maturities at June 29, 2006.
Aggregate maturities of long-term debt, excluding capitalized lease obligations with related parties, are as follows for the years ending:

June 28, 2007	$9,270
June 26, 2008	7,619
June 25, 2009	7,649
June 24, 2010	7,685
June 30, 2011	11,546
Thereafter	25,287

Total	$69,056

The Company leases a building under a capital lease from an entity that is owned by certain directors, officers and stockholders of the Company. In conjunction with the Company’s facility consolidation project, the lease was terminated in July 2006 and the Company is leasing back the building from the third party that purchased the building from the related party. The entire balance of $3,033 under the capital lease is classified as current maturities at June 29, 2006.
NOTE 7 — INCOME TAXES
The (benefit) provision for income taxes for the years ended June 29, 2006, June 30, 2005 and June 24, 2004 are as follows:

	June 29,	June 30,	June 24,
	2006	2005	2004
Current	$(6,689)	$8,933	$11,109
Deferred	(2,500)	336	3,359

Total (benefit) provision for income taxes	$(9,189)	$9,269	$14,468

The reconciliations of income taxes at the statutory federal income tax rate to income taxes reported in the statements of operations for the years ended June 29, 2006, June 30, 2005 and June 24, 2004 are as follows:

	June 29,	June 30,	June 24,
	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.8	5.0	4.8
Other	(0.9)	(1.0)	(0.8)

Effective tax rate	38.9%	39.0%	39.0%

The deferred tax assets and liabilities are comprised of the following:

	June 29, 2006		June 30, 2005
	Asset	Liability	Asset	Liability
Current
Accounts receivable	$222	$—	$455	$—
Employee compensation	548	—	540	—
Inventory	975	—	90	—
Workers’ compensation	1,239	—	644	—
Other	—	—	13	—

Total current	$2,984	$—	$1,742	$—

Long term
Depreciation	$—	$(8,825)	$—	$(9,055)
Capitalized leases	780	—	1,336	—
Operating loss carryforwards	927	—	—	—
Retirement plan	554	—	—	—
Other	679	—	576	—

Total long term	$2,940	$(8,825)	$1,912	$(9,055)

Total	$5,924	$(8,825)	$3,654	$(9,055)

The Company evaluates the realization of deferred tax assets by considering its historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. At June 29, 2006, the Company believes that its deferred tax assets are fully realizable.
At June 29, 2006 the Company has approximately $13,000 of operating loss carryforwards for state income tax purposes. All of the operating loss carryforward relates to losses generated during the year ended June 29, 2006. The losses generally have a carryforward period of between 5 and 10 years before expiration.
On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a deduction for income from qualified domestic production activities, which will be phased in from calendar 2005 to 2010. This provision is also subject to a number of limitations which affect the effective tax rate in fiscal 2007 and later.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases buildings and certain equipment pursuant to agreements accounted for as operating leases. Rent expense under these operating leases aggregated $2,342, $2,377 and $1,319 for the years ended June 29, 2006, June 30, 2005 and June 24, 2004, respectively. Aggregate non-

cancelable lease commitments under these operating leases, including significant leases entered into in the first quarter of fiscal 2007, are as follows for the years ending:

June 28, 2007	$2,590
June 26, 2008	1,766
June 25, 2009	585
June 24, 2010	179
June 30, 2011	84
Thereafter	20

$5,224

Litigation
The Company is a party to various lawsuits, proceedings and other matters arising out of the conduct of its business. It is management’s opinion that the ultimate resolution of these matters will not have a significant effect upon the business, financial condition or results of operations of the Company.
Facility Consolidation Project
In August 2005, the Company entered into a contract with a general contractor for the construction of a new facility. The total amount committed under the contract is estimated to be $23,198, of which $19,757 was incurred in fiscal 2006. The Company anticipates $20 — $25 million in remaining capital expenditures related to the facility consolidation project from June 30, 2006 through the scheduled completion date of December 31, 2008. The total projected cost of the facility consolidation project is now estimated at approximately $110 million, which is $15 million higher than original estimates.
Accounts payable at June 29, 2006 includes $3,906 related to capital expenditures for the facility consolidation project. This amount has been excluded from the amount shown as facility expansion costs in the investing activities section of the statement of cash flows.
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
NOTE 10 — STOCK OPTION PLANS
At the Company’s annual meeting of stockholders on October 28, 1998, the Company’s stockholders approved a new stock option plan (the “1998 Equity Incentive Plan”) under which awards of non-qualified options and stock-based awards may be made. There are 700,000 shares of common stock authorized for issuance to certain key employees and “outside directors” (i.e. directors who are not employees of the Company or any of its subsidiaries). The exercise price of the options will be determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant, with the exception of nonqualified stock options, which can have an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. All of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Code. At June 29, 2006, there were 199,125 options available for distribution under this plan. Option exercises are satisfied through the issuance of new shares of Common Stock.
The Company determines fair value of such awards using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value the Company’s grants during fiscal 2006: 3.75 and 6.25 years expected life; expected stock volatility from 53.5% to 58.4%; risk-free interest rate of 4.07% to 4.69%; expected forfeitures of 0%; and expected dividend yield of 0% during the expected term.
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
Under the fair value recognition provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation expense was $546, or $.05 per share (basic and diluted) and the related tax benefit for non-qualified stock options was $39 for fiscal 2006. Prior to the adoption of SFAS123R, the tax benefits for deductions resulting for stock option exercises were presented as cash flows from operating activities. With the adoption of SFAS 123R, the deductions for tax benefits are presented as financing cash flows.
Activity in the Company’s stock option plans for fiscal 2006 was as follows:

		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at June 26, 2003	253,775	$6.33
Activity:
Granted	100,500	16.89
Exercised	(83,660)	6.01
Forfeited	(7,300)	8.67

Outstanding at June 24, 2004	263,315	$10.41
Activity:
Granted	72,000	18.55
Exercised	(21,125)	9.36

Outstanding at June 30, 2005	314,190	$12.37
Activity:
Granted	66,000	18.73
Exercised	(11,750)	6.03
Forfeited	(43,625)	13.82

Outstanding at June 29, 2006	324,815	$13.70

Exercisable at June 29, 2006	142,815	$10.49
Exercisable at June 30, 2005	95,065	$8.16
Exercisable at June 24, 2004	53,440	$5.33

The weighted average fair value of options granted and the total intrinsic value of all options exercised was $9.85 and $104, respectively, during fiscal 2006. Of the 66,000 total options granted during fiscal 2006, 14,000 were at exercise prices greater than the market price of the Common Stock at the grant date with a weighted average fair value of $8.21 per share, and the remaining 52,000 options were at exercise prices equal to the market price of Common Stock at the grant date with a weighted average fair value of $10.29 per share.
A summary of the status of the Company’s non-vested shares as of June 29, 2006, and changes during fiscal 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested, beginning of year	219,125	$6.91
Activity:
Granted	66,000	9.85
Vested	(79,000)	6.12
Forfeited	(24,125)	8.61

Nonvested, end of year	182,000	$8.09

As of June 29, 2006, there was $1.06 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The Company expects to recognize that cost over a weighted average period of 1.36 years. The total fair value of shares vested during fiscal 2006 was $484.
Exercise prices for options outstanding as of June 29, 2006 ranged from $3.44 to $32.30. The weighted average remaining contractual life of those options is 6.7 years, 6.0 year for those exercisable. The aggregate intrinsic value of outstanding options at June 29, 2006 was $793, $601 for those exercisable. The options outstanding at June 29, 2006 may be segregated into two ranges, as is shown in the following:

	Option Price Per Share Range
	$3.44 - $9.38	$15.14 - $32.30
Number of options	120,065	204,750
Weighted-average exercise price	$6.40	$17.98
Weighted-average remaining life (years)	5.5	7.3

Number of options exercisable	88,315	54,500
Weighted average exercise price for exercisable options	$6.20	$17.46
NOTE 11 — EMPLOYEE BENEFIT PLANS
The Company maintains a contributory plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements. The Company contributes 50% of the amount contributed by each employee up to certain maximums specified in the plan. Total Company contributions to the 401(k) plan were $629, $584 and $640 for the years ended June 29, 2006, June 30, 2005 and June 24, 2004, respectively.
The Company contributed $128, $94 and $89 for the years ended June 29, 2006, June 30, 2005 and June 24, 2004, respectively, to multi-employer union-sponsored pension plans. The Company is presently unable to determine its respective share of either accumulated plan benefits or net assets available for benefits under the union plans.

NOTE 12 – RETIREMENT PLAN
On August 25, 2005, the Compensation, Nominating and Corporate Governance Committee (the “Committee”) approved a Supplemental Employee Retirement Plan (“SERP”) for certain executive officers and key employees of the Company effective as of August 25, 2005. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. The Company uses its fiscal year-end as its measurement date for obligation and asset calculations. As of June 29, 2006, the Company had recorded an intangible asset of $6.2 million and related minimum pension liability of $8.0 million related to the SERP.
The changes in the benefit obligation; components of the actuarial gain; and the plan’s funded status for the year ended June 29, 2006 are as follows:

Change in projected benefit obligation
Benefit obligation at plan inception, August 25, 2005	$14,674
Service cost	386
Interest cost	642
Actuarial gain	(5,453)

Projected benefit obligation at June 29, 2006	$10,249

Accrued benefit obligation at June 29, 2006	$8,023

Components of the actuarial gain
Change in participant bonus percentage	$(3,141)
Change in discount rates	(1,906)
Other demographic changes	(406)

Actuarial gain	$(5,453)

Funded status	$(10,249)
Unrecognized net actuarial gain	(5,453)
Unrecognized prior service cost	13,876

Net amount recognized	$(1,826)

Amounts recognized in the statement of financial position at June 29, 2006 consist of:

Accrued benefit cost	$(8,023)
Intangible asset	6,197

Net amount recognized	$(1,826)

The components of the net periodic pension cost for the year ended June 29, 2006 are as follows:

Service cost	$386
Interest cost	642
Prior service cost amortization	798

Net periodic cost	$1,826

Significant assumptions related to the Company’s SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants. The assumptions utilized by the Company in calculating the benefit obligations and net periodic costs of its SERP for the year ended June 29, 2006 are as follows:

	Plan Inception
	August 25, 2005	June 29, 2006
Discount rate	5.25%	6.44%
Rate of compensation increases	4.00%	4.50%
The assumed discount rate is based, in part, upon a discount rate modeling process that considers both high quality long-term indices and the duration of the SERP plan relative to the durations implicit in the broader indices. The discount rate is utilized principally in calculating the actuarial present value of the Company’s obligation and periodic expense pursuant to the SERP. To the extent the discount rate increases or decreases, the Company’s SERP obligation is decreased or increased, accordingly.
The following benefit payments, which reflect expected future service, are expected to be paid:

Fiscal year
2007	$369
2008	246
2009	814
2010	780
2011	743
2012 - 2016	3,077
NOTE 13 — TRANSACTIONS WITH RELATED PARTIES
In addition to the related party transactions described in Note 6, the Company also entered into transactions with the following related parties:
The Company purchases materials and manufacturing equipment from a company that is 11% owned by the wife of the Company’s Chairman of the Board and Chief Executive Officer. The five children of the Company’s Chairman of the Board and Chief Executive Officer own the balance of the entity either directly or as equal beneficiaries of a trust. Two of the children are officers and directors of the Company. Purchases from this related entity aggregated $9,799, $8,565 and $8,715 for the years ended June 29, 2006, June 30, 2005 and June 24, 2004, respectively. Accounts payable to this related entity aggregated $128 and $1,099 at June 29, 2006 and June 30, 2005, respectively.
The Company purchases materials from a company that is 33% owned by an individual related to the Company’s Chairman of the Board and Chief Executive Officer. Material purchases from this related entity aggregated $682, $489 and $501 for the years ended June 29, 2006, June 30, 2005 and June 24, 2004, respectively. Accounts payable to this related entity aggregated $12 and $12 at June 29, 2006 and June 30, 2005, respectively.
The Company purchased supplies from a company that was previously 33% owned by an individual related to the Company’s Chairman of the Board and Chief Executive Officer. This individual divested his ownership during fiscal 2005. Supply purchases from this former related entity aggregated $174 and $305 for the years ended June 30, 2005 and June 24, 2004, respectively. Accounts payable to this related entity aggregated $2 at June 30, 2005.

NOTE 14 — DISTRIBUTION CHANNEL AND PRODUCT TYPE SALES MIX
The Company operates in a single reportable operating segment through which it sells various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel.

	Year Ended	Year Ended	Year Ended
Distribution Channel	June 29, 2006	June 30, 2005	June 24, 2004
Consumer	$292,890	$298,298	$289,586
Industrial	131,635	132,900	110,813
Food Service	64,356	61,294	48,969
Contract Packaging	44,874	45,181	33,074
Export	45,809	44,056	38,369

Total	$579,564	$581,729	$520,811

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types.

	Year Ended	Year Ended	Year Ended
Product Type	June 29, 2006	June 30, 2005	June 24, 2004
Peanuts	20.1%	22.4%	24.9%
Pecans	21.8	23.3	20.1
Cashews & Mixed Nuts	22.4	22.7	22.7
Walnuts	11.8	9.4	9.9
Almonds	15.4	13.5	12.3
Other	8.5	8.7	10.1

Total	100.0%	100.0%	100.0%

NOTE 15 — INTEREST COST
The following is a breakout of interest cost:

	For the Years Ended
	June 29,	June 30,	June 24,
	2006	2005	2004
Gross interest cost	$8,324	$4,030	$3,434
Capitalized interest	(1,808)	(32)	—

Interest expense	$6,516	$3,998	$3,434

NOTE 16 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The following table details the activity in the allowances and reserves for accounts receivable:

	Balance at
	Beginning			Balance at
Description	of Period	Additions	Deductions	End of Period
June 29, 2006
Allowance for doubtful accounts	$887	$88	$(671)	$304
Reserve for cash discounts	280	6,055	(6,055)	280
Reserve for customer deductions	2,562	8,752	(8,132)	3,182

Total	$3,729	$14,895	$(14,858)	$3,766

June 30, 2005
Allowance for doubtful accounts	$650	$270	$(33)	$887
Reserve for cash discounts	195	6,155	(6,070)	280
Reserve for customer deductions	1,132	8,154	(6,724)	2,562

Total	$1,977	$14,579	$(12,827)	$3,729

June 24, 2004
Allowance for doubtful accounts	$591	$277	$(218)	$650
Reserve for cash discounts	140	5,568	(5,513)	195
Reserve for customer deductions	821	7,285	(6,974)	1,132

Total	$1,552	$13,130	$(12,705)	$1,977

NOTE 17 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)
The following unaudited quarterly consolidated financial data are presented for fiscal 2006 and fiscal 2005. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended June 29, 2006:
Net sales	$138,658	$191,077	$119,004	$130,825
Gross profit	13,280	16,139	4,498	3,738
(Loss) income from operations	(82)	1,262	(7,425)	(10,259)
Net loss	(1,128)	(64)	(5,913)	(7,336)
Basic loss per common share	$(0.11)	$(0.01)	$(0.56)	$(0.69)
Diluted loss per common share	$(0.11)	$(0.01)	$(0.56)	$(0.69)

Year Ended June 30, 2005:
Net sales	$134,645	$183,024	$119,979	$144,081
Gross profit	16,926	24,990	15,936	20,577
Income from operations	4,325	10,822	4,371	7,069
Net income	2,556	6,421	2,051	3,471
Basic earnings per common share	$0.24	$0.61	$0.19	$0.33
Diluted earnings per common share	$0.24	$0.60	$0.19	$0.32
The fourth quarter of fiscal 2006 contained a $0.5 million downward revision to the estimate of on-hand quantities of bulk-stored inshell pecan inventories whereas the fourth quarter of fiscal 2005 contained a $3.1 million upward revision to the estimate. The fourth quarter of fiscal 2006 also contained (i) a $0.8 million increase in the accrual for workers’ compensation claims; (ii) $1.5 million in additional costs related to the reprocessing of walnuts and almonds; and (iii) a $1.9 million write-down of walnut and almond by-products and packaging materials.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2006.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 29, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concludes that the Company maintained effective internal control over financial reporting as of June 29, 2006, based on those criteria.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of June 29, 2006.

PART III
Item 10 — Directors and Executive Officers of the Registrant
The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2006 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Information relating to the executive officers of the Company is included immediately after Part I of this Report.
The Company has adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on the Company’s website at www.jbssinc.com.
Item 11 — Executive Compensation
The Sections entitled “Compensation of Directors and Executive Officers”, “Committees and Meetings of the Board of Directors” and “Compensation Committee Interlocks, Insider Participation and Certain Transactions” of the Company’s Proxy Statement for the 2006 Annual Meeting are incorporated herein by reference.
Item 12 — Security Ownership of Certain Beneficial Owners and Management
The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for the 2006 Annual Meeting is incorporated herein by reference.
Item 13 — Certain Relationships and Related Transactions
The Sections entitled “Executive Compensation” and “Compensation Committee Interlocks, Insider Participation and Certain Transactions” of the Company’s Proxy Statement for the 2006 Annual Meeting are incorporated herein by reference.
Item 14 — Principal Accountant Fees and Services
The information under the proposal entitled “Ratify Appointment of PricewaterhouseCoopers LLP as Independent Auditors” of the Company’s Proxy Statement for the 2006 Annual Meeting is incorporated herein by reference.
PART IV
Item 15 — Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following financial statements of the Company are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Year Ended June 29, 2006, the Year Ended June 30, 2005 and the Year Ended June 24, 2004
Consolidated Balance Sheets as of June 29, 2006 and June 30, 2005
Consolidated Statements of Stockholders’ Equity for the Year Ended June 29, 2006, the Year Ended June 30, 2005 and the Year Ended June 24, 2004
Consolidated Statements of Cash Flows for the Year Ended June 29, 2006, the Year Ended June 30, 2005 and the Year Ended June 24, 2004
Notes to Consolidated Financial Statements

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

JOHN B. SANFILIPPO & SON, INC.
Date: September 27, 2006	By:	/s/ Jasper B. Sanfilippo
Jasper B. Sanfilippo
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jasper B. Sanfilippo Jasper B. Sanfilippo	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2006

/s/ Michael J. Valentine Michael J. Valentine	Executive Vice President Finance, Chief Financial Officer and Secretary and Director (Principal Financial Officer)	September 27, 2006

/s/ William R. Pokrajac William R. Pokrajac	Vice President of Finance (Principal Accounting Officer)	September 27, 2006

/s/ Mathias A. Valentine Mathias A. Valentine	Director	September 27, 2006

/s/ Jim Edgar Jim Edgar	Director	September 27, 2006

/s/ Timothy R. Donovan Timothy R. Donovan	Director	September 27, 2006

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Director	September 27, 2006

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	September 27, 2006

/s/ Daniel M. Wright Daniel M. Wright	Director	September 27, 2006

JOHN B. SANFILIPPO & SON, INC.
EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
2	Underwriting Agreement dated as of March 23, 2004, by and among the Company, the selling stockholders named therein and the underwriters named therein(9)

3.1	Restated Certificate of Incorporation of Registrant(13)

3.2	Bylaws of Registrant(1)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

4.3	Limited Waiver and Second Amendment to Note Purchase Agreement (the “Note Agreement”) in the amount of $65 million by the Company with The Prudential Insurance Company of America, Pruco Life Insurance Company, American Skandia Life Assurance Corporation, Prudential Retirement Ceded Business Trust, ING Life Insurance and Annuity Company, Farmers New World Life Insurance Company, Physicians Mutual Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, United of Omaha Life Insurance Company and Jefferson Pilot Financial Insurance Company (collectively the “Noteholders”) dated as of July 25, 2006(19)

4.4	Note in the principal amount of $7,749,166.67 executed by the Company in favor of Prudential Insurance Company of America, dated June 1, 2006(19)

4.5	Note in the principal amount of $1,945,555.56 executed by the Company in favor of Pruco Life Insurance Company, dated June 1, 2006(19)

4.6	Note in the principal amount of $7,980,555.55 executed by the Company in favor of ING Life Insurance and Annuity Company, dated June 1, 2006(19)

4.7	Note in the principal amount of $1,261,777.78 executed by the Company in favor of American Skandia Life Insurance Corporation, dated June 1, 2006(19)

4.8	Note in the principal amount of $3,210,166.67 executed by the Company in favor of Prudential Retirement Insurance and Annuity Company, dated June 1, 2006(19)

4.9	Note in the principal amount of $3,919,444.44 executed by the Company in favor of Farmers New World Life Insurance Company, dated June 1, 2006(19)

4.10	Note in the principal amount of $2,266,666.79 executed by the Company in favor of How & Co., dated June 1, 2006(19)

4.11	Note in the principal amount of $9,444,444.44 executed by the Company in favor of Great-West Life & Annuity Insurance Company, dated June 1, 2006(19)

4.12	Note in the principal amount of $9,444,444.44 executed by the Company in favor of Mac & Co., dated June 1, 2006(19)

4.13	Note in the principal amount of $4,722,222.22 executed by the Company in favor of Jefferson Pilot Financial Insurance Company, dated June 1, 2006(19)

4.14	Note in the principal amount of $9,444,444.44 executed by the Company in favor of United of Omaha Life Insurance Company, dated June 1, 2006(19)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

Exhibit
Number	Description
10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.4	The Registrant’s 1995 Equity Incentive Plan(4)

*10.5	The Registrant’s 1998 Equity Incentive Plan(5)

*10.6	First Amendment to the Registrant’s 1998 Equity Incentive Plan(6)

*10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.8	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

*10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(8)

*10.10	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(8)

10.11	Development Agreement dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(9)

10.12	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(9)

10.13	Agreement for Purchase and Sale between Matsushita Electric Corporation of America and the Company, dated December 2, 2004(10)

10.14	First Amendment to Purchase and Sale Agreement dated March 2, 2005 by and between Panasonic Corporation of North America (“Panasonic”), f/k/a Matsushita Electric Corporation, and the Company(11)

10.15	Office Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(12)

10.16	Warehouse Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(12)

10.17	Construction contract dated August 18, 2005 between the Company and McShane Construction Corporation, as general contractor(14)

*10.18	The Registrant’s Supplemental Retirement Plan(14)

*10.19	Form of Option Grant Agreement under 1998 Equity Incentive Plan(14)

10.20	Termination Agreement dated as of January 11, 2006, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(15)

Exhibit
Number	Description
10.21	Assignment and Assumption Agreement dated March 28, 2006 by and between JBSS Properties LLC and the City of Elgin, Illinois(16)

10.22	Agreement of Purchase and Sale between the Company and Prologis(17)

10.23	Agreement for Purchase of Real Estate and Related Property between the Company and Arthur/Busse Limited Partnership(18)

10.24	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 3001 Malmo Drive, Arlington Heights, Illinois(18)

10.25	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 2299 Busse Road, Elk Grove Village, Illinois(18)

10.26	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 1851 Arthur Avenue, Elk Grove Village, Illinois(18)

10.27	Amended and Restated Agreement by and among the Company, U.S. Bank National Association (“USB”), LaSalle Bank National Association (“LSB”) and ING Capital LLC (“ING”) (collectively, the “Lenders”), dated July 25, 2006(19)

10.28	Line of Credit Note in the principal amount of $45.0 million executed by the Company in favor of USB, dated July 25, 2006(19)

10.29	Line of Credit Note in the principal amount of $35.0 million executed by the Company in favor of LSB, dated July 25, 2006(19)

10.30	Line of Credit Note in the principal amount of $20.0 million executed by the Company in favor of ING, dated July 25, 2006(19)

10.31	Security Agreement by and between the Company and USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(19)

10.32	Mortgage made by the Company related to its Elgin, Illinois property to USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(19)

10.33	Deed of Trust made by the Company related to its Gustine, California property for the benefit of USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(19)

10.34	Trademark License Agreement by and between the Company and USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(19)

10.35	Agreement for Purchase of Real Estate and Related Property by and among the Company, as Seller, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Purchasers(20)

10.36	Industrial Building Lease by and between the Company, as Tenant, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Landlord, dated September 20, 2006(20)

11-20	Not applicable

21	Subsidiaries of the Registrant, filed herewith

22	Not applicable

23	Consent of PricewaterhouseCoopers LLP, filed herewith

24 -30	Not applicable

31.1	Certification of Jasper B. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

Exhibit
Number	Description
32.1	Certification of Jasper B. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-99	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681), as amended by the certificate of amendment filed as an appendix to the Registrant’s 2004 Proxy Statement filed on September 8, 2004.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 26, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 26, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Amendment No. 2), Registration No. 333-112221, as filed with the Commission on March 10, 2004.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 2, 2004 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2005 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2005 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 29, 2005 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2006 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2006 (Commission File No. 0-19681).

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2006 (Commission File No. 0-19681).

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).