Form 10-K/A
period 2006-06-29
SANFILIPPO JOHN B & SON INC
filed 2006-12-15
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-19681
JOHN B. SANFILIPPO & SON, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2419677
(State or Other Jurisdiction of	(I.R.S. Employer Identification
Incorporation or Organization)	Number)
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑.
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
Documents Incorporated by Reference:
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on November 6, 2006 are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K for the year ended June 29, 2006 of John B. Sanfilippo & Son, Inc. (the “Company”), is being filed to restate the Company’s Consolidated Financial Statements as of and for the year ended June 29, 2006 for the following accounting matters detailed in Note 1 to the consolidated financial statements: The Company is restating its consolidated balance sheet to reclassify certain Long-term Debt as Current Maturities of Long-term Debt, as the Company previously disclosed in its Current Report on Form 8-K filed on November 22, 2006. Additionally, the Company’s Consolidated Financial Statements have been restated (i) to record a goodwill impairment loss, (ii) to record a valuation allowance related to state net operating loss carryforwards, (iii) to consolidate variable interest entities, and (iv) to disclose management’s plans regarding going concern.
In connection with the restatement, the following items of the Company’s Annual Report on Form 10-K have been amended:
(i)	Part I, Item 1. Business

(ii)	Part I, Item 1A. Risk Factors

(iii)	Part II, Item 6. Selected Financial Data

(iv)	Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

(v)	Part II, Item 8. Consolidated Financial Statements and Supplementary Data

(vi)	Part II, Item 9A. Controls and Procedures

(vii)	Part IV, Item 15. Exhibits and Financial Statement Schedules

(viii)	All internal cross-references have been updated accordingly
With the exception of the foregoing, no other information in the Company’s Annual Report on Form 10-K filed on September 27, 2006 has been supplemented, updated or amended and the information contained herein does not reflect any events that have occurred after the 2006 Form 10-K was filed. Pursuant to Rule 12b-15 under the Exchange Act, the complete text of each amended item is set forth below.

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
(ii) Facility Consolidation Project
The Company is in the process of moving its Illinois operations to a central location in Elgin, Illinois. On April 15, 2005, the Company closed on the $48.0 million purchase of a site in Elgin, Illinois (the “Current Site”). Prior to acquiring the Current Site, the Company engaged in a series of transactions whereby it purchased property that it anticipated using in the facility consolidation project (the “Original Site”). The Company is currently marketing the Original Site to potential buyers and expects a sale to be consummated in fiscal 2008. The Company is also moving forward with the facility consolidation project on the Current Site. The Current Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller for a three year period, with options for an additional seven years. The remaining portion of the office building may be leased to third parties; however, further capital expenditures, such as for increased parking availability, will be necessary to lease a substantial portion of the remaining space. The 653,302 square foot warehouse was expanded to slightly over 1,000,000 square feet during fiscal 2006 and is being modified to serve as the Company’s principal processing and distribution facility and headquarters. The Company transferred its primary Chicago area distribution facility from a leased location to the Current Site in July 2006. Processing operations are scheduled to begin at the Current Site in the second quarter of fiscal 2007, with operations moving from the existing Chicago area locations, and new equipment installed, beginning in the second quarter of fiscal 2007 and continuing on a gradual basis through the end of calendar 2008.

(iii) Credit Facilities
At the end of fiscal 2006 the Company was a party to an unsecured revolving bank credit facility (the “Prior Bank Credit Facility”), which was to expire on July 31, 2006 and for which the Company had received a waiver for the default on certain covenants. On July 27, 2006, the Company entered into an amended and restated bank credit facility (the “Bank Credit Facility”), which replaced the Prior Bank Credit Facility. The Bank Credit Facility provides for $100.0 million in secured borrowings and is comprised of (i) a working capital revolving loan which provides working capital financing of up to $93.6 million in the aggregate, and matures on July 25, 2009, and (ii) a $6.4 million letter of credit maturing on June 1, 2011(the “IDB Letter of Credit”) to secure the industrial development bonds which financed the construction of a peanut shelling plant in 1987. The Bank Credit Facility also allows for an amendment to increase the total amount of secured borrowings to $125.0 million at the election of the Company, the agent under the facility and one or more of the lenders under the facility. Borrowings under the Bank Credit Facility accrue interest at a rate determined pursuant to a formula based on the agent bank’s reference rate, the prime rate and the Eurodollar rate. The interest rate varies depending upon the Company’s quarterly financial performance, as measured by the available borrowing base. The Bank Credit Facility also waived all non-compliance with financial covenants under the Prior Bank Credit Facility.
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
When the Company filed its financial statements for the year ended June 29, 2006 on Form 10-K on September 27, 2006, management concluded that $54.2 million of debt related to the Note Agreement was properly classified as Long-term Debt. That determination was based upon, among other things, a forecast (the “Forecast”) the Company prepared during its first quarter of fiscal 2007 indicating that the Company would be able to attain the minimum EBITDA levels required by the Note Agreement throughout fiscal 2007, as well as satisfy other non-financial covenants contained in the Note Agreement and other borrowing arrangements. The Company did not achieve the minimum quarterly EBITDA covenant for the quarter ended September 28, 2006 by a material amount, which caused the Company to reevaluate the accuracy of the Forecast, the reasonableness of assumptions underlying the Forecast and its related conclusions with respect to expected covenant compliance. The Company determined that the Forecast did not take into consideration information available to the Company in connection with classifying amounts as current and non-current in its June 29, 2006 balance sheet and therefore the balance sheet classification of the Long-term Debt was not accurate. If such information had been incorporated in the Forecast and considered by management in evaluating the classification of affected debt obligations, the Company would have concluded that the Company would not meet the EBITDA covenant for the first quarter of fiscal 2007 and accordingly the obligations pursuant to the Note Agreement would have been classified as Current Maturities of Long-term Debt in the consolidated financial statements as of and for the year ended June 29, 2006.
The Company is uncertain whether it will be able to comply with the covenants and warranties in its various financing arrangements, such as the EBITDA covenant contained in its Note Agreement, in the future. If the Company does not comply with the covenants or warranties in its financing arrangements in the future, the Company will seek waivers from its lenders; however, there can be no assurance that in such case waivers will be received or that such waivers will be on commercially reasonable terms that are not adverse to the Company.
The Company’s announcement on November 22, 2006 that the consolidated financial statements in its Form 10-K for fiscal 2006 filed on September 27, 2006 could no longer be relied upon caused a default pursuant to the Company’s Note Agreement and Bank Credit Facility. In addition, the Company did not file its quarterly report on Form 10-Q for the quarter ended September 28, 2006 with the Securities and Exchange Commission by the November 27, 2006 deadline required in the Note Agreement, which caused an additional event of default pursuant to the Note Agreement. The Company has received waivers from it lenders for these events of non-compliance. Non-compliance with any future covenant or warranty requirements would allow the lenders to demand immediate payment. If waivers are not received or acceptable terms renegotiated with respect to future non-compliance with covenant or warranty requirements, the Company’s ability to pursue its business plans, objectives and its ability to continue as a going concern would be adversely affected.
Obtaining alternative financing for amounts due pursuant to the Note Agreement would allow the Company to eliminate the restrictive EBITDA covenant that the Company did not comply with in the first quarter of fiscal 2007 as well as the related uncertainty as to whether the Company will be able to comply with such covenant in the future. The Company believes it would be able to secure alternative financing for the amounts due pursuant to the Note Agreement through conventional mortgages that do not contain a restrictive EBITDA covenant; however, there can be no assurance that such alternative financing could be obtained, that the new lenders would be willing to negotiate on terms acceptable to the Company, or that the Company would receive the consent for such refinancing required by its Bank Credit Facility. The Bank Credit Facility does not contain a restrictive EBITDA covenant; however, a default under the Note Agreement triggers a default under the Bank Credit Facility. If the Company attempts to secure alternative financing for amounts due under the Note Agreement, it does not anticipate that it would also attempt to secure alternative financing for amounts due pursuant to the Bank Credit Facility. Sustained losses by the Company, the inability to receive waivers from the Company’s lenders, if necessary, the inability to secure alternative financing for amounts due pursuant to the Note Agreement, and/or future non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows and raises substantial doubt with respect to the Company’s ability to continue as a going concern.
(iv) Sales/Leaseback Transactions
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
The Company is restating its financial statements for the year ended June 29, 2006 to consolidate variable interest entities (two related party partnerships). The Company leased certain properties during 2006 from two related party partnerships, one of which was terminated in March 2006 and the other terminated in July 2006. The Company’s Balance Sheet as of June 29, 2006 has been restated to consolidate the remaining partnership leasing a facility to the Company as of June 29, 2006. As a result, Current Maturities of

Long-term Debt increased by $1.2 million and Buildings increased by $0.7 million. The cumulative effect of this item of $0.5 million was recorded in Cost of Sales in the Statement of Operations for the year ended June 29, 2006.
In March 2006, the Company sold a facility owned by one of its consolidated partnerships, a variable interest entity. As the Company was the primary beneficiary of the partnership, upon consolidation of the partnership the deficit, which includes losses in excess of the minority interest, was absorbed by the Company. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of $0.9 million were recovered by the Company to the extent such losses were previously allocated to the Company in consolidation and reduces any gain allocable to the partnership interest. Additionally as the partnership and not the Company was entitled to the net proceeds from the sale, the Company recorded an equal and offsetting minority interest amount for the partnership’s gain on the sale of approximately $3.5 million in other income and expense.
Subsequent to year end, the Company sold a facility, a portion of which was owned directly by the Company and the remaining portion owned by one of its consolidated partnerships, a variable interest entity. The related party partnership then sold the property to a third party, which is leasing back the property to the Company for the time period necessary to transition operations to the Current Site.
Also in July 2006, the Company sold its Arlington Heights and Arthur Avenue facilities for a combined $7.8 million in proceeds and is leasing back the facilities from the purchaser. The Arlington Heights facility is being leased back through December 2008 with a three to ninth month renewal option. The Arthur Avenue facility is being leased back through August 2008 with a three to nine month renewal option.
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
The Company is vertically integrated and, unlike its major retail competitors, who purchase nuts on the open market, the Company purchases nuts directly from growers. For fiscal 2006, the Company’s results of operations were severely impacted by a decline in the market price for almonds after entering into fixed price purchase contracts. Consequently, the Company experienced negative margins on its almond sales for fiscal 2006. In order to help decrease the Company’s exposure to the effects of a possible recurrence of a declining almond market in fiscal 2007, the Company changed its method of purchasing almonds in fiscal 2007. To the extent practicable, the procurement is occurring as industrial sales contracts are entered into, thus helping to reduce the Company’s exposure to the effects of changing market prices. Although the Company has modified its method for procuring almonds, there can be no assurance that this method will reduce the Company’s losses or the risks associated with buying almonds. In November 2006, the Company announced that it will no longer purchase almonds directly from growers and will discontinue its almond handling operation at its Gustine, California facility during the first quarter of calendar 2007 when the processing of current crop year almonds purchased directly from growers is completed. The Company is discontinuing its almond handling operation in order to reduce commodity risk and to eliminate the significant labor costs associated with processing almonds that could not be recovered completely when the almonds are sold. Furthermore, the risks associated with vertical integration that contributed to the Company’s negative margins for almond sales also exist, to varying degrees, for other nut types that the Company shells. Accordingly, since the Company is a vertically integrated sheller, processor and seller of nuts and nut products, the effects of changing market prices can never be eliminated.
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
Sustained Losses Would Have a Material Adverse Effect on the Company
In fiscal 2006, the Company incurred operating losses of $18.3 million. If the Company continues to experience operating losses due to, among other things, losses on various nut types such as almonds, such losses would have a material adverse affect on the Company and its financial condition. For example, the terms of the Note Agreement, as amended, include certain restrictive covenants that, among other things, require the Company to attain minimum quarterly adjusted EBITDA levels ($1.5 million, $5.5 million, $6.25 million and $8.0 million for the four quarters of fiscal 2007). The Company did not comply with the minimum quarterly EBITDA requirement for the first quarter of fiscal 2007, and is uncertain as to whether it will be able to comply with the covenant in the future. In the past, the Company has received waivers from its lenders for non-compliance with restrictive covenants. However, if the Company continues to experience net operating losses, among other things, the Company will not be able to fulfill its obligations pursuant to the Note Agreement and the Bank Credit Facility, which would have a material adverse effect on the Company and affect the Company’s ability to continue as a going concern.

The Company’s Current Financing Arrangements, and the Classification of the Company’s Debts, May Have a Materially Adverse Effect on the Company
The Company has incurred significant losses throughout fiscal 2006. The extent of the losses and uncertainties related to meeting financial covenants in the Company’s financing arrangements raises substantial doubt as to whether the Company will be able to continue as a going concern for a period of at least twelve months.
In particular, payment obligations related to the Company’s indebtedness may limit its ability to meet its funding needs for operations and interest expenses, to refinance existing debt, to invest in its businesses, support customer growth, and to respond quickly to economic downturns or industry changes either through internal cash generation or access to capital from outside debt and/or equity issuances. Consequently, the Company’s debt level could have a material adverse effect on the marketability, price and future value of the Company’s equity securities, and may limit the Company’s ability to continue as a going concern.
The Company is uncertain whether it will be able to comply with the covenants and warranties in the Company’s Note Agreement and Bank Credit Facility, such as the EBITDA covenant contained in its Note Agreement, in the future. The Company will seek waivers from its lenders if defaults in the future occur; however, there can be no assurance that waivers will be received or that such waivers will be on commercially reasonable terms that are not adverse to the Company. Sustained losses by the Company, the inability to receive waivers from the Company’s lenders, if necessary, to secure alternative financing for amounts due pursuant to the Note Agreement, and/or future non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows and raises substantial doubt with respect to the Company’s ability to continue as a going concern. Due to the Company’s financial condition and debt obligations, there can be no assurance that the Company will be able to generate or have access to sufficient cash to meet its obligations. For example, the Company’s Bank Credit Facility is one of the Company’s principal sources of operating funds. There can be no assurance that the conditions to the availability of borrowings under the Bank Credit Facility will be satisfied in the future if, among other things, the Company continues to sustain losses. If such conditions are not satisfied, the Company will not be able to rely on the Bank Credit Facility for operating funds, which may materially and adversely impact the Company’s ability to pursue the Company’s business plans and objectives and continue as a going concern.
Material Weaknesses in the Company’s Internal Controls
The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) were not effective as a result of material weaknesses identified in the Company’s internal control over financial reporting as of June 29, 2006. At the time that the Company’s Annual Report on Form 10-K for the year ended June 29, 2006 was filed on September 27, 2006, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2006. Subsequent to that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 29, 2006 because of the material weaknesses in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Among other things, the Company did not maintain (i) effective controls to ensure the completeness and accuracy of information communicated within the organization on a timely basis, (ii) effective controls over the completeness and accuracy of the periodic impairment assessment of goodwill (iii) effective controls over the accounting for lease transactions, and (iv) a sufficient complement of accounting and finance personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. See Part II, Item 9A “Controls and Procedures” for more detailed information concerning these material weaknesses and the remediation plan for such weaknesses.
The Company is taking steps to address the identified material weaknesses; however, there is no guarantee that these remediation steps will be sufficient to remediate the identified material weaknesses and control deficiencies or to prevent additional material weaknesses or control deficiencies. In addition, the costs of remediating such deficiencies in the Company’s internal controls may adversely affect the Company’s financial condition and results of operations. If the Company is unable to substantially improve the Company’s internal controls, the Company’s ability to report its financial results and related disclosures on a timely and accurate basis will continue to be adversely affected. If the Company’s financial statements and related disclosures are not accurate, investors may not have a complete understanding of the Company’s operations and the Company’s ability to prevent fraud may be impaired. If the Company’s financial statements are not timely and accurate, the Company could be delisted from NASDAQ and the Company could be subject to sanctions or investigation by regulatory authorities such as the Securities and Exchange Commission. If any of these events occur, it could have a material adverse affect on the Company’s business, financial condition or results of operations, and could affect the Company’s ability to continue as a going concern.
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
Fixed Price Commitments
The great majority of the Company’s industrial sales customers, and certain other customers, require the Company to enter into fixed price commitments with its customers. Such commitments represented approximately 25% of the Company’s annual net sales in fiscal 2006, and in many cases are entered into after the Company’s cost to acquire the nut products necessary to satisfy the fixed price commitment is substantially fixed. The commitments are for a fixed period of time, typically one year, but may be extended if remaining balances exist. The Company expects to continue to enter into fixed price commitments with respect to certain of its nut products after fixing its acquisition cost in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent the Company does so, however, these fixed price commitments may result in reduced gross profit margins that have a material adverse effect on the Company’s results of operations. For example, the Company’s results of operations were adversely affected during fiscal 2006 due to losses on fixed price almond contracts. The market prices for almonds declined significantly after the Company entered into fixed price purchase contracts, but before fixed price sales contracts with customers were entered into. In order to retain customers and remain competitive, the Company was forced to sell the almonds at a loss. In order to help decrease the Company’s exposure to the effects of a possible recurrence of a declining almond market in fiscal 2007, the Company changed its method of purchasing almonds. The Company recently announced that it will no longer purchase almonds directly from growers and will discontinue its almond handling operation conducted at its Gustine, California facility during the first quarter of calendar 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold. Although the Company has modified its method for procuring almonds for the current crop year and will no longer process almonds purchased directly from growers after the first quarter of calendar 2007, the risks associated with almond purchases and sales will not be totally eliminated. Furthermore, the risks associated with vertical integration that contributed to the Company’s negative margins for almond sales also exist, to varying degrees, for other nut types that the Company shells. Accordingly, since the Company is a vertically integrated sheller, processor and seller of nuts and nut products, the effects of changing market prices can never be eliminated.

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
Production Limitations
The Company typically operates at or near its production capacity at certain times of the year. If the Company experiences an increase in customer demand, particularly prior to the completion of the Company’s new facility, it may be unable to fully satisfy its customers’ supply needs. If the Company becomes unable to supply sufficient quantities of products, it may lose sales and market share to its competitors.
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
Retention of Key Personnel
The Company’s future success will be largely dependent on the personal efforts of its senior operating management team, including Jeffrey T. Sanfilippo, the Company’s Chief Executive Officer, Michael J. Valentine, the Company’s Chief Financial Officer and Group President, and Jasper B. Sanfilippo, Jr., the Company’s Chief Operating Officer and President, who have assumed management of the day-to-day operation of the Company’s business over the past two years. In addition, the Company’s success depends on the talents of Everardo Soria, Senior Vice President Pecan Operations and Procurement, Walter R. Tankersley, Jr., Senior Vice President Industrial Sales, Charles M. Nicketta, Senior Vice President of Manufacturing and Michael G. Cannon, Senior Vice President of Corporate Operations. The Company believes that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to the Company’s continued growth and success. The Company has not entered into an employment agreement with any of these individuals, nor does the Company have key officer insurance coverage policies in effect. The loss of the services of any of these individuals could have a material adverse effect on the Company’s business and prospects if the Company were unable to identify a suitable candidate to replace any such individual. The Company’s success is also dependent upon its ability to attract and retain additional qualified marketing, technical and other personnel, and there can be no assurance that the Company will be able to do so.
Risks and Uncertainties Regarding Facility Consolidation Project
The facility consolidation project may not result in significant cost savings or increases in efficiency, or allow the Company to increase its production capabilities to meet any future increases in customer demand. Moreover, the Company’s expectations with respect to the financial impact of the facility consolidation project are based on numerous estimates and assumptions, any or all of which may differ from actual results. Such differences could substantially reduce the anticipated benefit of the project. The total projected cost of the new facility is now estimated at approximately $110 million, which would be $15 million higher than original estimates.
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
The Company May Incur Material Losses as a Licensed Nut Warehouse Operator under the United States Warehouse Act
The Company houses a large amount of peanut inventory on behalf of the U.S. government at various facilities. The Company, as a licensed United States Department of Agriculture Nut Warehouse Operator, is responsible for delivering the loan value of the peanut inventory in its possession as represented on the warehouse receipt on demand. Because the inventory may be stored at the Company’s facilities for a significant period of time, the peanut inventory may decrease in value as a result of a decline in the quality of the peanut inventory or shrinkage in the peanut inventory. The Company is responsible for reimbursing the U.S. government for any such decline in value associated with quality or shrinkage issues that arise during the Company’s custody of such inventory. Accordingly, a significant decline in the value of the peanut inventory stored at the Company’s facilities for these circumstances could have a material adverse effect on the Company.
Item 6 — Selected Financial Data
The selected financial data set forth in this Item 6 has been restated to reflect adjustments to the Company’s consolidated financial statements as more fully described in Note 1 to the consolidated financial statements contained in Item 8 —“Financial Statements and Supplementary Data” of this Form 10-K/A. The financial data should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following historical consolidated financial data as of and for the years ended June 29, 2006, June 30, 2005, June 24, 2004, June 26, 2003 and June 27, 2002 were derived from the Company’s consolidated financial statements. The information below is not necessarily indicative of the results of future operations. No dividends have been declared since 1995.
Statement of Operations Data: ($ in thousands, except per share data)

	Year Ended
	June 29,
	2006	June 30,	June 24,	June 26,	June 27,
	Restated	2005	2004	2003	2002
Net sales	$579,564	$581,729	$520,811	$419,677	$352,799
Cost of sales	542,447	503,300	428,967	346,755	294,999

Gross profit	37,117	78,429	91,844	72,922	57,800
Selling and administrative expenses	54,159	51,842	50,780	44,093	39,898
Goodwill impairment loss	1,242	—	—	—	—

(Loss) income from operations	(18,284)	26,587	41,064	28,829	17,902
Interest expense	(6,516)	(3,998)	(3,434)	(4,681)	(5,757)
Debt extinguishment fees	—	—	(972)	—	—
Rental and miscellaneous (expense) income, net	(610)	1,179	440	486	590

Loss (income) before income taxes	(25,410)	23,768	37,098	24,634	12,735
Income tax (benefit) expense	(8,689)	9,269	14,468	9,607	5,044

Net (loss) income	$(16,721)	$14,499	$22,630	$15,027	$7,691

Basic (loss) earnings per common share	$(1.58)	$1.37	$2.35	$1.63	$0.84
Diluted (loss) earnings per common share	$(1.58)	$1.35	$2.32	$1.61	$0.84

Balance Sheet Data: ($ in thousands)

	June 29,
	2006	June 30,	June 24,	June 26,	June 27,
	Restated	2005	2004	2003	2002
Working capital	$22,617	$137,764	$122,854	$75,182	$67,645
Total assets	390,912	394,472	246,934	223,727	206,815
Long-term Debt, less current maturities	5,618	67,002	12,620	29,640	40,421
Total debt	137,676	144,174	19,166	70,118	69,623
Stockholders’ equity	180,110	196,175	181,360	118,781	102,060
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
2006 Restatements
The Company’s Report on Form 10-K for the year ended June 29, 2006 is being amended in order to restate the Company’s Consolidated Financial Statements as of and for the year ended June 29, 2006. The restatement includes the reclassification of Long-term Debt as it relates to the note purchase agreement dated as of December 16, 2004, as amended (the “Note Agreement”), as Current Maturities of Long-term Debt. When the Company filed its financial statements for the year ended June 29, 2006 on Form 10-K on September 27, 2006, management concluded that $54.2 million of debt related to the Note Agreement should be classified as Long-term Debt. That determination was based upon, among other things, a forecast (the “Forecast”) the Company prepared indicating that the Company would be able to attain the minimum quarterly adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels required by the Note Agreement throughout fiscal 2007, as well as satisfy other non-financial covenants contained in the Note Agreement and other borrowing arrangements. The Company did not achieve the minimum quarterly EBITDA covenant for the quarter ended September 28, 2006 by a material amount, which caused the Company to reevaluate the accuracy of the Forecast, the reasonableness of assumptions underlying the Forecast and its related conclusions with respect to expected covenant compliance. The Company subsequently determined that the Forecast did not take into consideration information available to the Company in connection with classifying amounts as current and non-current in its June 29, 2006 balance sheet and therefore the balance sheet classification of the Long-term Debt was not accurate. If such information had been incorporated in the Forecast and considered by management in evaluating the classification of affected debt obligations, the Company would have concluded that the Company would not meet the EBITDA covenant for the first quarter of fiscal 2007 and accordingly the obligations pursuant to the Note Agreement would have been classified as Current Maturities of Long-term Debt in the consolidated financial statements as of and for the year ended June 29, 2006.
As a result of the revised forecast described above, the Company also reevaluated its 2006 impairment test of the carrying value of goodwill and reconsidered the need for a valuation allowance with respect to state income tax net operating loss (NOL) carryforwards. The Company used a forecast in the original goodwill impairment test which failed to consider certain information and as a result led the Company to conclude the goodwill was not impaired. By using the revised forecast that considered all known facts, the Company has determined that the fair market value was below book value of their reporting unit. As a result the Company is restating its consolidated financial statements and related disclosures for fiscal 2006 to recognize an impairment of the remaining goodwill balance of $1.2 million.
With respect to state income tax NOL carryforwards, there is a rebuttable presumption in a going concern circumstance that the remaining state NOL carryforwards will not be recoverable as future taxable income from sources other than the reversal of existing future taxable temporary differences and can not be relied upon as evidence supporting the recovery of the deferred tax asset. As a result, the Company has provided a valuation allowance of $0.5 million, which reflects the amount by which state income tax NOL carryforwards are in excess of state net deferred tax liabilities.
The Company is also restating its financial statements for the year ended June 29, 2006 to consolidate a variable interest entity. The Company leased certain properties during 2006 from two related party partnerships, one of which was terminated in March 2006 and the other terminated in July 2006. The Company’s Balance Sheet as of June 29, 2006 has been adjusted to consolidate the one partnership leasing a facility to the Company as of June 29, 2006. As a result, Current Maturities of Long-term Debt increased by $1.2 million and Buildings increased by $0.7 million. The cumulative effect of this item of $0.5 million was recorded in Cost of Sales in the Statement of Operations for the year ended June 29, 2006. In connection with the sale of the property in March 2006, the Company recognized a gain of approximately $3.5 million in other income and expense, together with an equal and offsetting amount applicable to the partnership’s minority interest, as the partnership and not the Company is entitled to the net proceeds from the sale.
The restated financial statements as of and for the year ended June 29, 2006 adjust the individual financial statement line items detailed below and impact certain related footnote disclosures. Note 2 to the Company’s Consolidated Financial Statements describes the ability of the Company to continue as a going concern.
The effects of the restatements on the Consolidated Balance Sheet as of June 29, 2006 are summarized below:

	June 29, 2006
	As Previously	June 29, 2006
(In thousands)	Reported	As Restated
Consolidated Balance Sheet
Buildings	$63,438	$64,146
Total Property, Plant and Equipment	156,151	156,859
Goodwill	1,242	—
Total Assets	391,446	390,912
Current Maturities of Long-term Debt	12,304	67,717
Total Current Liabilities	135,732	191,145
Long-term Debt, less current maturities	59,785	5,618
Long-term Deferred Income Taxes	5,885	6,385
Total Long-term Liabilities	73,324	19,657
Retained Earnings	83,667	81,387
Total Stockholders’ Equity	182,390	180,110
Total Liabilities & Stockholders’ Equity	391,446	390,912
The effects of the restatements on the Consolidated Statement of Operations for the year ended June 29, 2006 are summarized below:

	Year Ended
	June 29, 2006	Year Ended
	As Previously	June 29, 2006
(In thousands)	Reported	As Restated
Consolidated Statement of Operations
Cost of Sales	$541,909	$542,447
Gross Profit	37,655	37,117
Goodwill Impairment Loss	—	1,242
Total Operating Expenses	54,159	55,401
Loss from Operations	(16,504)	(18,284)
Loss Before Income Taxes	(23,630)	(25,410)
Income Tax Benefit	9,189	8,689
Net Loss	(14,441)	(16,721)
Loss per Common Share – basic and diluted	(1.36)	(1.58)

The effects of the restatements in the Consolidated Statement of Cash Flows for the year ended June 29, 2006 are summarized below:

	Year Ended
	June 29, 2006	Year Ended
	As Previously	June 29, 2006
(In thousands)	Reported	As Restated
Consolidated Statement of Cash Flows
Net (loss) income	$(14,441)	$(16,721)
Goodwill impairment loss	—	1,242
Deferred income tax (benefit)/expense	(2,500)	(2,000)
Other operating assets	1,455	1,993
Proceeds from disposition of assets	24	3,774
Net cash used in investing activities	(45,031)	(41,281)
Principal payments on Long-term Debt	(4,717)	(5,964)
Minority interest distribution	—	(2,503)
Net cash provided by financing activities	4,427	677
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
The Company’s results for fiscal 2006 were disappointing in terms of both sales and earnings. Net sales decreased by 0.4% to $579.6 million for fiscal 2006 compared to $581.7 million for fiscal 2005, and sales volume measured in pounds decreased by 10.2%, approximately 20% of which was caused by fiscal 2005 containing fifty-three rather than fifty-two weeks. The primary factor causing the decline in sales volume was the higher costs and related selling prices of tree nuts in fiscal 2006 when compared to fiscal 2005, which led to decreased demand for nut products. The Company’s decline in unit volume is consistent with trends throughout the entire nut category. The Company realized a net loss of $16.7 million for fiscal 2006 compared to net income of $14.5 million for fiscal 2005. In addition to the decline in sales volume, the effects of a declining market price of almonds, after the crop was procured at fixed prices, negatively affected the Company’s operating results for fiscal 2006. Almonds in inventory at June 29, 2006 have been adjusted to the lower of cost or market. It is anticipated that the almonds in inventory at June 29, 2006 will be sufficient to meet demand into the second quarter of fiscal 2007. Consequently, the Company expects zero gross profit on almond sales through this time period. In order to help decrease the Company’s exposure to the effects of a possible recurrence of a declining almond market in fiscal 2007, the Company changed its method of purchasing almonds. To the extent practicable, the procurement is occurring as industrial sales contracts are entered into, thus helping to reduce the Company’s exposure to the effects of changing market prices. Although the Company is modifying its method for procuring almonds, there can be no assurance that this method will reduce the Company’s losses or the risks associated with buying almonds. In November 2006, the Company announced that it will no longer purchase almonds directly from growers and will discontinue its almond handling operation at its Gustine, California facility during the first quarter of calendar 2007 when the processing of current crop year almonds purchased directly from growers is completed. The Company is discontinuing its almond handling operation in order to reduce commodity risk and to eliminate the significant labor costs associated with processing almonds that could not be recovered completely when the almonds are sold. Management is currently assessing the redeployment of the machinery and equipment in the almond handling operation to be discontinued to other operations in the Gustine facility or to its other facilities. The Company performed a review of the carrying value of the assets related to its Gustine operation and concluded that no impairment of the carrying value currently exists.
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
The Company’s unfavorable operating results caused non-compliance with certain restrictive covenants under its financing arrangements throughout fiscal 2006. Specifically, the Company did not achieve the minimum trailing fiscal four quarters earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, the maximum allowable funded debt to twelve-month EBITDA ratio, the minimum fixed charge coverage ratio and the monthly minimum working capital requirement under its unsecured bank credit facility effective during fiscal 2006 (the “Prior Bank Credit Facility”) and the Note Agreement for the second and third quarters of fiscal 2006 and at June 29, 2006. In July 2006, the Company amended its Prior Bank Credit Facility into a secured bank credit facility (the “Bank Credit Facility”) that also waived all non-compliance with financial covenants through June 29, 2006. The Note Agreement was also amended to, among other things, waive all non-compliance with financial covenants through June 29, 2006, increase the interest rate to 5.67% from 4.67% per annum, secure the Company’s obligations and modify future financial covenants.
When the Company filed its financial statements for the year ended June 29, 2006 on Form 10-K on September 27, 2006, management concluded that $54.2 million of debt related to the Note Agreement was properly classified as Long-term Debt. That determination was based upon, among other things, a forecast (the “Forecast”) the Company prepared during its first quarter of fiscal 2007 indicating that the Company would be able to attain the minimum quarterly adjusted EBITDA levels required by the Note Agreement throughout fiscal 2007, as well as satisfy other non-financial covenants contained in the Note Agreement and other borrowing arrangements. The Registrant did not achieve the minimum quarterly EBITDA covenant for the quarter ended September 28, 2006 by a material amount, which caused the Company to reevaluate the accuracy of the Forecast, the reasonableness of assumptions underlying the Forecast and its related conclusions with respect to expected covenant compliance. The Company determined that the Forecast did not take into consideration information available to the Company in connection with classifying amounts as current and non-current in its June 29, 2006 balance sheet and therefore the balance sheet classification of the Long-term Debt was not accurate. If such information had been incorporated in the Forecast and considered by management in evaluating the classification of affected debt obligations, the Company would have concluded that the Company would not meet the EBITDA covenant for the first quarter of fiscal 2007 and accordingly the obligations pursuant to the Note Agreement would have been classified as Current Maturities of Long-term Debt in the consolidated financial statements as of and for the year ended June 29, 2006.
The Company is uncertain whether it will be able to comply with the covenants and warranties in its various financing arrangements, such as the EBITDA covenant contained in its Note Agreement, in the future. If the Company does not comply with the covenants or warranties in its financing arrangements in the future, the Company will seek waivers from its lenders; however, there can be no assurance that in such case waivers will be received or that such waivers will be on commercially reasonable terms that are not adverse to the Company.
The Company’s announcement on November 22, 2006 that the consolidated financial statements in its Form 10-K for fiscal 2006 filed on September 27, 2006 could no longer be relied upon caused a default pursuant to the Company’s Note Agreement and Bank Credit Facility. In addition, the Company did not file its quarterly report on Form 10-Q for the quarter ended September 28, 2006 with the Securities and Exchange Commission by the November 27, 2006 deadline required in the Note Agreement, which caused an additional event of default pursuant to the Note Agreement. The Company has received waivers from its lenders for these events of non-compliance. Non-compliance with any future covenant or warranty requirements would allow the lenders to demand immediate payment. If waivers are not received or acceptable terms renegotiated with respect to future non-compliance with covenant or warranty requirements, the Company’s ability to pursue its business plans, objectives and its ability to continue as a going concern would be adversely affected.
Obtaining alternative financing for amounts due pursuant to the Note Agreement would allow the Company to eliminate the restrictive EBITDA covenant that the Company did not comply with in the first quarter of fiscal 2007 as well as the related uncertainty as to whether the Company will be able to comply with such covenant in the future. The Company believes it would be able to secure alternative financing for the amounts due pursuant to the Note Agreement through conventional mortgages that do not contain a restrictive EBITDA covenant; however, there can be no assurance that such alternative financing could be obtained, that the new lenders would be willing to negotiate on terms acceptable to the Company, or that the Company would receive the consent for such refinancing required by its Bank Credit Facility. The Bank Credit Facility does not contain a restrictive EBITDA covenant; however, a default under the Note Agreement triggers a default under the Bank Credit Facility. If the Company attempts to secure alternative financing for amounts due under the Note Agreement, it does not anticipate that it would also attempt to secure alternative financing for amounts due pursuant to the Bank Credit Facility. Sustained losses by the Company, the inability to receive waivers from the Company’s lenders, if necessary, to secure alternative financing for amounts due pursuant to the Note Agreement, and/or future non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows and raises substantial doubt with respect to the Company’s ability to continue as a going concern.
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
In the second quarter of fiscal 2007, the Company learned that one of the facility consolidation project contractors had stopped paying its subcontractors and may be insolvent. Some of these subcontractors have given notice to the Company regarding their intent to file liens against the Company for amounts allegedly past due. The Company has contacted all known subcontractors and requested that they contact the Company prior to filing any such liens in order to give the Company time to work with the contractor to determine whether the amounts the subcontractors are claiming as past due relate to amounts validly outstanding and work actually performed. The Company has not yet determined its ultimate exposure for the claims, but believes that the amounts outstanding are approximately $0.3 million.
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
The Company is restating its financial statements for the year ended June 29, 2006 to consolidate variable interest entities (two related party partnerships). The Company leased certain properties during 2006 from two related party partnerships, one of which was terminated in March 2006 and the other terminated in July 2006. The Company’s Balance Sheet as of June 29, 2006 has been restated

to consolidate the remaining partnership leasing a facility to the Company as of June 29, 2006. As a result, Current Maturities of Long-term Debt increased by $1.2 million and Buildings increased by $0.7 million. The cumulative effect of this item of $0.5 million was recorded in Cost of Sales in the Statement of Operations for the year ended June 29, 2006.
In March 2006, the Company sold a facility owned by one of its consolidated partnerships, a variable interest entity. As the Company was the primary beneficiary of the partnership, upon consolidation of the partnership the deficit, which includes losses in excess of the minority interest, was absorbed by the Company. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of $0.9 million were recovered by the Company to the extent such losses were previously allocated to the Company in consolidation and reduces any gain allocable to the partnership interest. Additionally as the partnership and not the Company was entitled to the net proceeds from the sale, the Company recorded an equal and offsetting minority interest amount for the partnership’s gain on the sale of approximately $3.5 million in other income and expense.
Subsequent to year end, the Company sold a facility, a portion of which was owned directly by the Company and the remaining portion owned by one of its consolidated partnerships, a variable interest entity. The related party partnership then sold the property to a third party, which is leasing back the property to the Company for the time period necessary to transition operations to the new Elgin facility.
Also in July 2006, the Company sold its Arlington Heights and Arthur Avenue facilities for a combined $7.8 million in proceeds and is leasing back the facilities from the purchaser. The Arlington Heights facility is being leased back through December 2008 with a three to ninth month renewal option. The Arthur Avenue facility is being leased back through August 2008 with a three to nine month renewal option.
The Company faces a number of challenges in the future. For example, the Company is uncertain as to whether it will be able to comply with the covenants and warranties contained in its financing arrangements in the future. Future non-compliance with the covenants and warranties in the Company’s financing arrangements could divert managements’ attention from other Company matters, including the implementation of the Company’s plan to continue as a going concern, which is designed to help the Company achieve profitability in the future. The ability of the Company to continue as a going concern is dependent, among other things, on the successful implementation of such plan.
In addition, the Company’s Chicago area processing facilities operate at full capacity at certain times during the year. If the Company experiences growth in unit volume sales, it could exceed its capacity to meet the demand for its products, especially prior to the completion of the new facility. The Company faces potential disruptive effects on its business, such as cost overruns for the construction of the new facility or business interruptions that may result from the transfer of production to the new facility. For example, the total projected cost of the new facility is now estimated at approximately $110 million, which would be $15 million higher than original estimates. In addition, the Company will continue to face the ongoing challenges of its business such as fluctuating commodity costs, food safety and regulatory issues and the maintenance and growth of its customer base. See Item 1A — “Risk Factors.”
The Company performed an analysis of its existing assets at its Chicago locations, and based on this analysis identified those assets which will be transferred to the Current Site and those that will not. For those assets which are not expected to be transferred to the Current Site, the remaining depreciation period has been reduced to reflect the Company’s estimate of the useful lives of these assets. In addition to the assets being transferred, new machinery and equipment will also be installed at the Current Site. The Company currently anticipates that operations will be fully integrated into the Current Site by December 2008. Total remaining capital expenditures for the new facility are estimated to be approximately $25 — $30 million, which the Company expects to finance through the Bank Credit Facility, available cash flow from operations, proceeds from the sale of existing facilities and rental income from the office building at the Current Site. Several uncertainties exist, such as those described under Item 1A — “Risk Factors.”
Prior to acquiring the Current Site, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a termination agreement with the City of Elgin whereby the Development Agreement was terminated and the Company and the City of

Elgin (the “City”) became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC (“JBSS LLC”), a wholly owned subsidiary of the Company, acquired title to the Original Site by quitclaim deed, and JBSS LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers, and expects a sale to be consummated in fiscal 2008. The Company’s costs under the Development Agreement totaling $6.8 million are recorded as “Other Assets” at June 29, 2006 and June 30, 2005. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value is required.
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

	Percentage of Net Sales			Percentage Increase (Decrease)
	Fiscal 2006			Fiscal 2006 vs. 2005
	Restated	Fiscal 2005	Fiscal 2004	Restated	Fiscal 2005 vs. 2004
Net sales	100.0%	100.0%	100.0%	(0.4)%	11.7%
Gross profit	6.4	13.5	17.6	(52.7)	(14.6)
Selling expenses	6.9	6.8	7.2	1.3	5.7
Administrative expenses	2.5	2.1	2.6	14.4	(7.9)
Goodwill impairment loss	0.2	—	—	—	—
(Loss) income from operations	(3.2)	4.6	7.9	(168.8)	(35.3)
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

Gross Profit. Gross profit in fiscal 2006 decreased 52.7% to $37.1 million from approximately $78.4 million for fiscal 2005. Gross profit margin decreased to 6.4% for fiscal 2006 from 13.5% for fiscal 2005. The two major factors for the significant decline in gross profit and gross profit margin were (i) a 16% decline in production volume in fiscal 2006 compared to fiscal 2005, and (ii) losses on almond sales due to a substantial decline in market costs after the procurement costs of almonds were fixed. The major components contributing to the decrease in gross profit of $41.3 million may be summarized as follows:

Amount
(in millions)
Impact of 16% production volume decline	$19.3
Decrease in gross profit on almond sales	10.3
Industrial almond contract loss reserve	2.0
Bulk stored inventory adjustments	3.9
Disposal and reserve for walnut and almond by-products and packaging materials	2.8
Increase in workers’ compensation expense	0.8
Other	2.2

$41.3

The decreases in sales volume led to a corresponding decrease in production. Also, production further decreased due to a concerted effort to reduce finished goods inventory levels. Manufacturing expenses of a fixed nature do not decrease with the decrease in production. Accordingly, the production volume decline reduced the Company’s gross profit by $19.3 million. Almonds also severely affected the Company’s profitability. Almond sales generated a decrease in gross profit of $10.3 million in fiscal 2006 compared to fiscal 2005. A significant decrease in the market price for almonds occurred after the Company’s costs to procure almonds were fixed. The majority of the Company’s almond sales are to industrial customers on fixed price contracts. For competitive reasons, the Company entered into fixed price almond sales contracts at unfavorable prices with major customers in order to maintain good relationships. A $2.0 million reserve remained at June 29, 2006 for losses expected on the fulfillment of fixed price almond sales contracts during the first half of fiscal 2007. The Company maintains significant quantities of bulk stored inshell inventories. $3.4 million in adjustments to increase the estimated quantities of bulk stored inventories were recorded during fiscal 2005, while a $0.5 million adjustment was recorded to decrease the estimated quantities of bulk stored inventories as of June 29, 2006, resulting in a $3.9 million change in gross profit between fiscal 2006 and fiscal 2005. An increase in the processing of almonds and walnuts led to an increase in the production of by-products. The processes of slicing and slivering almonds inevitably result in the production of by-

products. The walnut by-products were caused by poor quality inshell walnuts that required additional reprocessing. Along with the identification of obsolete packaging materials, the generation of by-products affected gross profit by $2.8 million in fiscal 2006. Workers’ compensation expense increased by $0.8 million in fiscal 2006 compared to fiscal 2005 due primarily to a change in estimate in fiscal 2006.
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
Goodwill Impairment Loss. A goodwill impairment loss of $1.2 million was recorded for fiscal 2006, as fair value of the Company’s business at June 29, 2006 was determined to be below net book value and there was no implied fair value of the Company’s goodwill.
(Loss) Income from Operations. Due to the factors discussed above, the loss from operations was $(18.3) million, or (3.2)% of net sales, for fiscal 2006, compared to income from operations of $26.6 million, or 4.6% of net sales, for fiscal 2005. Continued losses of this magnitude would create doubt as to the Company’s ability to continue as a going concern.
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
Income Taxes. Income tax benefit was approximately $8.7 million, or 34.2% of loss before income taxes, for fiscal 2006, compared to income tax expense of $9.3 million, or 39.0% of income before income taxes, for fiscal 2005. The change in the effective rate for fiscal 2006 is due primarily to the non-taxable nature of the goodwill impairment loss of $1.2 million, and $0.5 million established as a valuation allowance related to state income tax net operating loss carryforwards.
Net (Loss) Income. Net loss was $(16.7) million, or $(1.58) basic and diluted per common share, for fiscal 2006, compared to net income of $14.5 million, or $1.37 basic per common share ($1.35 diluted), for fiscal 2005, due to the factors discussed above.
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
The Company repaid $6.0 million of Long-term Debt during fiscal 2006 compared to $1.3 million during fiscal 2005.
Plans To Continue as a Going Concern
The Company’s ability to continue as a going concern is dependent on the ability of the Company to realize a profit from future operations and, in the near term, either obtain funding from outside sources or on-going waivers from the Company’s primary secured lenders. The reclassification of the Long-term Debt as a current liability, the extent of the losses in 2006, the non-compliance with loan covenants and uncertainties related to meeting future financial covenants in the Company’s debt agreements raises substantial doubt as to whether the Company will continue as a going concern for a period of at least twelve months. The significant losses incurred for fiscal 2006 were caused in large part by the decline in the market price for almonds after the crop was procured. The Company recently announced that it will no longer purchase almonds directly from growers and will discontinue its almond handling operation conducted at its Gustine, California facility during the first quarter of calendar 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold.
Management plans to address the Company’s ability to continue as a going concern include: (1) discontinue purchasing almonds directly from growers and its almond handling operation to reduce commodity risk and unprofitable almond sales in the industrial distribution channel; (2) implement merchandising, retail operating and marketing plans to help to increase unit sales and gross margin; (3) conduct a profitability review of all items that it sells and reduce unprofitable items; (4) reduce manufacturing spending and costs associated with excess waste in its Gustine facility to improve gross margin; and (5) if necessary, attempt to obtain waivers from the Company’s lenders with respect to any future events of default pursuant to the Company’s financing arrangements.
Management believes that the implementation of the initiatives described above should enhance future operating performance, however, the discontinuance of the almond handling operation and the efforts to reduce unprofitable items will likely lead to a decline in net sales in the latter half of fiscal 2007 and fiscal 2008. Management estimates that net sales in its industrial channel could decline by approximately $30 million in fiscal 2008 as a result of discontinuing the almond handling operation. Virtually all of these sales were significantly unprofitable in fiscal 2006 and are expected to generate a nominal gross profit in fiscal 2007. The discontinuance of purchasing almonds directly from growers is expected to free up approximately $30 million in working capital for debt reduction and/or purchases of other nuts that typically deliver a higher gross profit than the gross profit from almonds.
In addition to the steps that management will take to improve operating performance in the future, the second quarter of fiscal 2007 marks the beginning of a new crop year. Acquisition costs for virtually all tree nuts, except pecans, are now substantially lower than they were for last year’s crop. The reduction in acquisition costs should lead to lower short-term borrowing levels over the next four quarters. Though management anticipates that lower tree nut acquisition costs will ultimately lead to improved gross margin, there is no assurance that competitive pressures will not result in a decline in selling prices that exceed the decline in acquisition costs.
In summary, management believes that the steps that it will take to improve operating performance and decreased acquisition costs should enhance its ability to comply with debt covenants in the future.
The Company believes it has sufficient real estate to enable the refinancing of amounts due pursuant to the Note Agreement through conventional mortgages. Although management believes that it would be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods would prove successful. If the Company is not able to achieve these objectives, the Company’s financial condition will be materially adversely affected.
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
The terms of the Note Agreement, as amended, include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios, attain minimum quarterly adjusted EBITDA levels ($1.5 million, $5.5 million, $6.25 million and $8.0 million for the four quarters of fiscal 2007), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. EBITDA is calculated in accordance with provisions under the Note Agreement and may be adjusted for certain items of income and expense, including gains and losses on the sale of assets, pension expense and certain other non-cash expenses. The lenders are entitled to require immediate repayment of the Company’s obligations under the Note Agreement in the event the Company defaults on payments required under the Note Agreement, non-compliance with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Note Agreement (including a default under the Bank Credit Facility).
The Company’s unfavorable operating results caused non-compliance with certain restrictive covenants under its financing arrangements throughout fiscal 2006. Specifically, the Company did not achieve the minimum trailing fiscal four quarters EBITDA requirement, the maximum allowable funded debt to twelve-month EBITDA ratio, the minimum fixed charge coverage ratio and the monthly minimum working capital requirement under the Prior Bank Credit Facility and the Note Agreement for the second and third quarters of fiscal 2006 and at June 29, 2006. In July 2006, the Company entered into the Bank Credit Facility whereby the lenders waived all non-compliance with financial covenants under the terms of the Prior Bank Credit Facility through June 29, 2006. The Note Agreement was also amended to, among other things, waive all non-compliance with financial covenants through June 29, 2006, increase the interest rate from 4.67% to 5.67% per annum, secure the Company’s obligations and modify future financial covenants.
The Company did not comply with the minimum quarterly EBITDA requirement contained in the Note Agreement for the first quarter of fiscal 2007. The Company received waivers from its lenders for this non-compliance with restrictive covenants. The Company is uncertain whether it will be able to comply with the covenants and warranties in its various financing arrangements, such as the EBITDA covenant contained in its Note Agreement, in the future. If the Company does not comply with the covenants or warranties in its financing arrangements in the future, the Company will seek waivers from its lenders; however, there can be no assurance that in such case waivers will be received or that such waivers will be on commercially reasonable terms that are not adverse to the Company. In light of the non-compliance with the restrictive covenant as a result of the Company’s performance for the first quarter of fiscal 2007, and the uncertainty relating to the Company’s ability to comply with covenants and warranties during future periods, amounts due pursuant to the Note Agreement for the first quarter of fiscal 2007 and subsequent quarters will be classified as currently due.
The Company’s announcement on November 22, 2006 that the consolidated financial statements in its Form 10-K for fiscal 2006 filed on September 27, 2006 could no longer be relied upon caused a default pursuant to the Company’s Note Agreement and Bank Credit Facility. In addition, the Company did not file its quarterly report on Form 10-Q for the quarter ended September 28, 2006 with the Securities and Exchange Commission by the November 27, 2006 deadline required in the Note Agreement, which caused an additional event of default pursuant to the Note Agreement. The Company has received waivers from its lenders for these events of non-compliance. Non-compliance with any future covenant or warranty requirements would allow the lenders to demand immediate payment.. If waivers are not received or acceptable terms renegotiated with respect to future non-compliance with covenant or warranty requirements, the Company’s ability to pursue its business plans, objectives and its ability to continue as a going concern would be adversely affected.
Obtaining alternative financing for amounts due pursuant to the Note Agreement would allow the Company to eliminate the restrictive EBITDA covenant that the Company did not comply with in the first quarter of fiscal 2007 as well as the related uncertainty as to whether the Company will be able to comply with such covenant in the future. The Company believes it would be able to secure alternative financing for the amounts due pursuant to the Note Agreement through conventional mortgages that do not contain a restrictive EBITDA covenant; however, there can be no assurance that such alternative financing could be obtained, that the new lenders would be willing to negotiate on terms acceptable to the Company, or that the Company would receive the consent for such refinancing required by its Bank Credit Facility. The Bank Credit Facility does not contain a restrictive EBITDA covenant; however, a default under the Note Agreement triggers a default under the Bank Credit Facility. If the Company attempts to secure alternative financing for amounts due under the Note Agreement, it does not anticipate that it would also attempt to secure alternative financing for amounts due pursuant to the Bank Credit Facility. Sustained losses by the Company, the inability to receive waivers from the Company’s lenders, if necessary, the inability to secure alternative financing for amounts due pursuant to the Note Agreement, and/or future non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows and raises substantial doubt with respect to the Company’s ability to continue as a going concern.
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
Capital Expenditures
The Company made $44.8 million of capital expenditures in fiscal 2006 compared to approximately $63.8 million in fiscal 2005. The decrease is due primarily to the $48.0 million purchase of the Current Site and $6.1 million of remediation costs under the Development Agreement incurred in fiscal 2005. $34.5 million of the fiscal 2006 capital expenditures related to the expansion and modification to the Current Site. The Company expects to spend an additional $25 — $30 million on the facility consolidation project from fiscal 2007 to the expected completion date of December 2008. The total projected cost of the new facility is now estimated at approximately $110 million, which would be $15 million higher than original estimates. The projected additional spending includes approximately $6.0 million for moving costs which will be expensed when incurred. Changes in the design of the facility and equipment requirements to adapt to changes in the industry and customer requirements primarily led to the projected increase in spending for the new facility. Capital expenditures for fiscal 2007 that are unrelated to the facility consolidation project are not expected to exceed $10 million.

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
The Company is restating its financial statements for the year ended June 29, 2006 to consolidate variable interest entities (two related party partnerships). The Company leased certain properties during 2006 from two related party partnerships, one of which was terminated in March 2006 and the other terminated in July 2006. The Company’s Balance Sheet as of June 29, 2006 has been restated to consolidate the remaining partnership leasing a facility to the Company as of June 29, 2006. As a result, Current Maturities of Long-term Debt increased by $1.2 million and Buildings increased by $0.7 million. The cumulative effect of this item of $0.5 million was recorded in Cost of Sales in the Statement of Operations for the year ended June 29, 2006.
In March 2006, the Company sold a facility owned by one of its consolidated partnerships, a variable interest entity. As the Company was the primary beneficiary of the partnership, upon consolidation of the partnership the deficit, which includes losses in excess of the minority interest, was absorbed by the Company. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of $0.9 million were recovered by the Company to the extent such losses were previously allocated to the Company in consolidation and reduces any gain allocable to the partnership interest. Additionally as the partnership and not the Company was entitled to the net proceeds from the sale, the Company recorded an equal and offsetting minority interest amount for the partnership’s gain on the sale of approximately $3.5 million in other income and expense.
Subsequent to year end, the Company sold a facility, a portion of which was owned directly by the Company and the remaining portion owned by one of its consolidated partnerships, a variable interest entity. The related party partnership then sold the property to a third party, which is leasing back the property to the Company for the time period necessary to transition operations to the new Elgin facility.
Also in July 2006, the Company sold its Arlington Heights and Arthur Avenue facilities for a combined $7.8 million in proceeds and is leasing back the facilities from the purchaser. The Arlington Heights facility is being leased back through December 2008 with a three to ninth month renewal option. The Arthur Avenue facility is being leased back through August 2008 with a three to nine month renewal option.
Capital Resources
As of June 29, 2006, the Company had $26.1 million of available credit under the Prior Bank Credit Facility. In July 2006, the Company received $9.8 million proceeds from the sale of its owned Chicago area facilities that are now being leased by the Company until operations are converted to the Current Site. In September 2006, the Company received $14.3 million in proceeds from the sale and leaseback at fair market value of its Selma, Texas facility to the related party partnerships. Scheduled long-term Debt payments, including interest for fiscal 2007 are $15.9 million. Scheduled operating lease payments are $2.6 million. See “Plans To Continue as a Going Concern” above.

Contractual Cash Obligations
At June 29, 2006, the Company had the following contractual cash obligations for Long-term Debt (including scheduled interest payments), capital leases, operating leases, the revolving credit facility and purchase obligations (amounts in thousands):

					More Than 5
	Total	Less Than 1	1-3 Years	3-5 Years	Years
	Restated	Restated	Restated	Restated	Restated
Long-term debt	$90,672	$83,544	$1,307	$5,812	$9
Capital lease obligations	133	25	50	50	8
Minimum operating lease commitments	5,224	2,590	2,351	263	20
Revolving credit facility borrowings	64,341	—	—	64,341	—
Purchase obligations	101,925	101,925	—	—	—

Total contractual cash obligations	$262,295	$188,084	$3,708	$70,466	$37

The purchase obligations include $94,539 of inventory purchase commitments and $7,386 of construction costs related to the Company’s new facility. Also, as a licensed United States Department of Agriculture Nut Warehouse Operator, the Company is responsible for delivering the loan value of the peanut inventory in its possession as represented on the warehouse receipt to the holder of the warehouse receipt on demand. The Company is responsible for any decline in the value of the peanut inventory due to decline in quality or shrinkage. No amounts related to a potential decline in the value of peanut inventory are included in the schedule above.
Critical Accounting Policies and Estimates
The accounting policies as disclosed in the Notes to Consolidated Financial Statements are applied on a going concern basis in the preparation of the Company’s financial statements and accounting for the underlying transactions and balances. A going concern basis treats the realization of assets and the satisfaction of liabilities to be in the normal course of business. The policies discussed below are considered by the Company’s management to be critical for an understanding of the Company’s financial statements because the application of these policies places the most significant demands on management’s judgment, with financial reporting results relying on estimation regarding the effect of matters that are inherently uncertain. Specific risks, if applicable, for these critical accounting policies are described in the following paragraphs. For a detailed discussion on the application of these and other accounting policies, see Note 3 of the Notes to Consolidated Financial Statements.
Preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates, especially if there is doubt as to the appropriateness of using a going concern basis in the preparation of the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Related Party Transactions
As discussed in Notes 8, 10 and 15 of the Notes to Consolidated Financial Statements, the Company leases space from related parties and transacts with other related parties in the normal course of business. The Company believes that these related party transactions are conducted on terms that are competitive with other non-related entities at the time the transactions are entered into.
Recent Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional upon a future event that may or may not be within the control of the entity. FIN 47 became effective in fiscal 2006 for the Company. The adoption of FIN 47 did not have a material impact on the Company’s financial position, results of operations and cash flows.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement becomes effective for accounting changes and corrections of errors made in fiscal 2007, but early adoption is permitted. SFAS 154 was applied in the correction of errors in the previously issued financial statements for the year ended June 29, 2006.
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
Forward Looking Statements
The statements contained in this Annual Report on Form 10-K/A, and in the Chairman’s letter to stockholders accompanying the Annual Report on Form 10-K delivered to stockholders, that are not historical (including statements concerning the Company’s expectations regarding market risk) are “forward looking statements”. These forward looking statements, which generally are followed (and therefore identified) by a cross reference to Item 1A — “Risk Factors” or are identified by the use of forward looking words and phrases such as “intends”, “may”, “believes” and “expects”, represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors, including the factors described under Item 1A — “Risk Factors”, that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events that may be subject to circumstances beyond the Company’s control. Consequently, results actually achieved may differ materially from the expected results included in these statements.

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
As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2006 consolidated financial statements.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations in 2006 and was in non-compliance with requirements of loan covenants for the quarter ended September 28, 2006, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation, effective July 1, 2005.
Internal control over financial reporting
Also, we have audited management’s assessment, included in John B. Sanfilippo & Son, Inc.’s accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that John B. Sanfilippo & Son, Inc. did not maintain effective internal control over financial reporting as of June 29, 2006, because of the effect of not maintaining (1) controls to ensure the completeness and accuracy of information communicated within the organization on a timely basis, (2) controls over the completeness and accuracy of the periodic goodwill impairment assessment, (3) controls over the accuracy of accounting for lease transactions and (4) a sufficient complement of accounting and finance personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of June 29, 2006:
(1)	The Company did not maintain effective controls to ensure the completeness and accuracy of information communicated within the organization on a timely basis. Specifically, there was inadequate sharing of information impacting the financial statements between the accounting, sales, and operating departments for consideration by the appropriate accounting personnel in the Company’s financial forecast. This control deficiency resulted in the restatement of the 2006 consolidated financial statements, affecting the classification of long-term debt, valuation allowance associated with state tax net operating loss carryforwards and disclosures relating to the Company’s ability to continue as a going concern.

(2)	The Company did not maintain effective controls over the completeness and accuracy of the periodic goodwill impairment assessment. Specifically, effective controls were not maintained to ensure that a complete and accurate periodic impairment analysis was prepared, reviewed, and approved in order to identify and record impairments, as required under generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s 2006 consolidated financial statements, affecting goodwill, goodwill impairment loss and disclosures.

(3)	The Company did not maintain effective controls to ensure the accuracy of accounting for lease transactions. Specifically, effective controls were not maintained to ensure that an accurate analysis was prepared, reviewed and approved in order to properly evaluate the accounting for certain sale-leaseback transactions, as required under generally accepted accounting principles, affecting plant, property and equipment, current and long-term liabilities, gains relating to real estate sales, lease expense, interest expense and sale-leaseback transaction disclosures.

(4)	The Company did not maintain a sufficient complement of accounting and finance personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. This control deficiency contributed to the material weaknesses discussed in items 1, 2 and 3 above and the restatement of the Company’s 2006 consolidated financial statements.

These control deficiencies could result in a misstatement of the aforementioned account balances and disclosures that would result in a material misstatement of the annual or interim consolidated financials statements that would not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitutes a material weakness at June 29, 2006.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of June 29, 2006. However, management subsequently has determined that the material weaknesses described above existed as of June 29, 2006. Accordingly, Management’s Report on Internal Control over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
In our opinion, management’s assessment that the Company did not maintain effective control over financial reporting as of June 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, John B. Sanfilippo & Son, Inc. has not maintained effective internal control over financial reporting as of June 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
September 27, 2006, except for the effects of the restatements, management plans regarding going concern and subsequent events discussed in Notes 1, 2 and 19, respectively, to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is December 15, 2006

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 29, 2006 and June 30, 2005
(dollars in thousands, except per share amounts)

	June 29,
	2006	June 30,
	Restated	2005
ASSETS
CURRENT ASSETS:
Cash	$2,232	$1,885
Accounts receivable, less allowances of $3,766 and $3,729, respectively	35,481	39,002
Inventories	164,390	217,624
Income taxes receivable	6,427	—
Deferred income taxes	2,984	1,742
Prepaid expenses and other current assets	2,248	1,663

TOTAL CURRENT ASSETS	213,762	261,916

PROPERTY, PLANT AND EQUIPMENT:
Land	10,299	9,333
Buildings	64,146	66,288
Machinery and equipment	109,391	104,703
Furniture and leasehold improvements	5,440	5,437
Vehicles	2,897	3,070
Construction in progress	53,811	12,771

	245,984	201,602
Less: Accumulated depreciation	117,094	112,599

	128,890	89,003
Rental investment property, less accumulated depreciation of $924 and $128, respectively	27,969	28,766

TOTAL PROPERTY, PLANT AND EQUIPMENT	156,859	117,769

Intangible asset — minimum retirement plan liability	6,197	—
Cash surrender value of officers’ life insurance and other assets	5,440	4,468
Property held for sale/Development agreement	6,806	6,802
Goodwill	—	1,242
Brand name, less accumulated amortization of $6,072 and $5,645, respectively	1,848	2,275

TOTAL ASSETS	$390,912	$394,472

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 29, 2006 and June 30, 2005
(dollars in thousands, except per share amounts)

	June 29,
	2006	June 30,
	Restated	2005
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$64,341	$66,561
Current maturities of Long-term Debt, including related party debt of $4,279 and $703, respectively	67,717	10,611
Accounts payable, including related party payables of $140 and $1,113, respectively	27,944	29,908
Book overdraft	14,301	3,047
Accrued payroll and related benefits	5,930	5,696
Accrued workers’ compensation	5,619	3,564
Other accrued expenses	5,293	3,970
Income taxes payable	—	795

TOTAL CURRENT LIABILITIES	191,145	124,152

LONG-TERM LIABILITIES:
Long-term Debt, less current maturities, including related party debt of $0 and $3,929, respectively	5,618	67,002
Retirement plan	7,654	—
Deferred income taxes	6,385	7,143

TOTAL LONG-TERM LIABILITIES	19,657	74,145

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, noncumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,112,099 and 8,100,349 shares issued and outstanding, respectively	81	81
Capital in excess of par value	99,820	99,164
Retained earnings	81,387	98,108
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	180,110	196,175

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$390,912	$394,472

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 29, 2006, June 30, 2005 and June 24, 2004
(dollars in thousands, except for earnings per share)

	Year Ended
	June 29, 2006	Year Ended	Year Ended
	Restated	June 30, 2005	June 24, 2004
Net sales	$579,564	$581,729	$520,811
Cost of sales	542,447	503,300	428,967

Gross profit	37,117	78,429	91,844

Selling expenses	39,947	39,417	37,288
Administrative expenses	14,212	12,425	13,492
Goodwill impairment loss	1,242	—	—

Total operating expenses	55,401	51,842	50,780

(Loss) income from operations	(18,284)	26,587	41,064

Other income (expense):
Interest expense ($583, $699 and $775 to related parties, respectively)	(6,516)	(3,998)	(3,434)
Debt extinguishment fees	—	—	(972)
Rental and miscellaneous (expense) income, net	(610)	1,179	440

Total other expense, net	(7,126)	(2,819)	(3,966)

(Loss) income before income taxes	(25,410)	23,768	37,098
Income tax (benefit) expense	(8,689)	9,269	14,468

Net (loss) income	$(16,721)	$14,499	$22,630

(Loss) earnings per common share:
Basic	$(1.58)	$1.37	$2.35

Diluted	$(1.58)	$1.35	$2.32

Weighted average shares outstanding:
Basic	10,584,764	10,568,400	9,648,456

Diluted	10,584,764	10,720,641	9,758,769

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 29, 2006, June 30, 2005 and June 24, 2004
(dollars in thousands)

					Capital in	Retained
	Class A Common Stock		Common Stock		Excess of	Earnings	Treasury	Total
	Shares	Amount	Shares	Amount	Par Value	Restated	Stock	Restated

Balance, June 26, 2003	3,667,426	$37	5,775,564	$58	$58,911	$60,979	$(1,204)	$118,781
Net income and comprehensive income						22,630		22,630
Stock option exercises			83,660	1	488			489
Tax benefit of stock option exercises					856			856
Conversion of Class A Common Stock	(1,070,000)	(11)	1,070,000	11				—
Issuance of Common Stock			1,150,000	11	38,593			38,604

Balance, June 24, 2004	2,597,426	$26	8,079,224	$81	$98,848	$83,609	$(1,204)	$181,360
Net income and comprehensive income						14,499		14,499
Stock option exercises			21,125		198			198
Tax benefit of stock option exercises					118			118

Balance, June 30, 2005	2,597,426	$26	8,100,349	$81	$99,164	$98,108	$(1,204)	$196,175
Net loss and comprehensive loss						(16,721)		(16,721)
Stock option exercises			11,750		71			71
Tax benefit of stock option exercises					39			39
Stock-based compensation expense					546			546

Balance, June 29, 2006	2,597,426	$26	8,112,099	$81	$99,820	$81,387	$(1,204)	$180,110

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 29, 2006, June 30, 2005 and June 24, 2004
(dollars in thousands)

	Year Ended
	June 29, 2006	Year Ended	Year Ended
	Restated	June 30, 2005	June 24, 2004
Cash flows from operating activities:
Net (loss) income	$(16,721)	$14,499	$22,630
Depreciation and amortization	10,000	10,501	11,190
Goodwill impairment loss	1,242	—	—
Gain related to termination of capital lease with related party	(940)	—	—
Loss (gain) on disposition of properties	141	(31)	24
Deferred income tax (benefit) expense	(2,000)	336	3,359
Tax benefit of stock option exercises	—	118	856
Stock-based compensation expense	546	—	—
Change in current assets and current liabilities:
Accounts receivable, net	3,521	(3,452)	(6,408)
Inventories	53,234	(90,165)	(15,443)
Prepaid expenses and other current assets	(585)	440	89
Accounts payable	(5,870)	13,520	2,730
Accrued expenses	3,612	(2,497)	3,028
Income taxes receivable/ payable	(7,222)	1,738	(474)
Other operating assets	1,993	(2,360)	(1,356)

Net cash provided by (used in) operating activities	40,951	(57,353)	20,225

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,244)	(8,628)	(6,880)
Facility expansion costs	(34,520)	(48,997)	(3,610)
Development agreement costs	(4)	(6,143)	(659)
Proceeds from disposition of assets	3,774	135	1
Cash surrender value of officers’ life insurance	(287)	—	—

Net cash used in investing activities	(41,281)	(63,633)	(11,148)

Cash flows from financing activities:
Borrowings under revolving credit facility	147,009	149,879	152,682
Repayments of revolving credit borrowings	(149,229)	(88,587)	(177,115)
Issuance of Long-term Debt	—	65,000	—
Debt issuance costs	—	459	—
Principal payments on Long-term Debt	(5,964)	(1,284)	(26,519)
Increase/(decrease) in book overdraft	11,254	(4,879)	2,419
Issuance of Common Stock under option plans	71	198	489
Net proceeds from issuance of Common Stock	—	—	38,604
Minority interest distribution	(2,503)	—	—
Tax benefit of stock option exercises	39	—	—

Net cash provided by (used in) financing activities	677	120,786	(9,440)

Net increase (decrease) in cash	347	(200)	(363)
Cash:
Beginning of period	1,885	2,085	2,448

End of period	$2,232	$1,885	$2,085

Supplemental disclosures of cash flow information:
Interest paid, net of interest capitalized	$6,217	$3,351	$3,999
Income taxes paid, excluding refunds of $2,193, $34 and $80, respectively	2,689	6,812	10,807
Capital lease obligations incurred	133	—	—
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
NOTE 1 — RESTATEMENTS
The Company’s Report on Form 10-K for the year ended June 29, 2006 is being amended in order to restate the Company’s Consolidated Financial Statements as of and for the year ended June 29, 2006. The restatement includes the reclassification of Long-term Debt as it relates to the note purchase agreement dated as of December 16, 2004, as amended (the “Note Agreement”), as Current Maturities of Long-term Debt. When the Company filed its financial statements for the year ended June 29, 2006 on Form 10-K on September 27, 2006, management concluded that $54.2 million of debt related to the Note Agreement was properly classified as Long-term Debt. That determination was based upon, among other things, a forecast (the “Forecast”) the Company prepared indicating that the Company would be able to attain the minimum quarterly adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels required by the Note Agreement throughout fiscal 2007, as well as satisfy other non-financial covenants contained in the Note Agreement and other borrowing arrangements. The Company did not achieve the minimum quarterly EBITDA covenant for the quarter ended September 28, 2006 by a material amount, which caused the Company to reevaluate the accuracy of the Forecast, the reasonableness of assumptions underlying the Forecast and its related conclusions with respect to expected covenant compliance. The Company subsequently determined that the Forecast did not take into consideration information available to the Company in connection with classifying amounts as current and non-current in its June 29, 2006 balance sheet and therefore the balance sheet classification of the Long-term Debt was not accurate. If such information had been incorporated in the Forecast and considered by management in evaluating the classification of affected debt obligations, the Company would have concluded that the Company would not meet the EBITDA covenant for the first quarter of fiscal 2007 and accordingly the obligations pursuant to the Note Agreement would have been classified as Current Maturities of Long-term Debt in the consolidated financial statements as of and for the year ended June 29, 2006.
As a result of the revised forecast described above, the Company also reevaluated its 2006 impairment test of the carrying value of goodwill and reconsidered the need for a valuation allowance with respect to state income tax net operating loss (NOL) carryforwards. The Company used a forecast in the original goodwill impairment test which failed to consider certain information and as a result led the Company to conclude the goodwill was not impaired. By using the revised forecast which considered all known facts, the Company has determined that the fair market value was below book value of their reporting unit. As a result the Company is restating its consolidated financial statements and related disclosures for fiscal 2006 to recognize an impairment of the remaining goodwill balance of $1.2 million.
With respect to state income tax NOL carryforwards, there is a rebuttable presumption in a going concern circumstance that the remaining state NOL carryforwards will not be recoverable as future taxable income from sources other than the reversal of existing future taxable temporary differences and can not be relied upon as evidence supporting the recovery of the deferred tax asset. As a result, the Company has provided a valuation allowance of $0.5 million, which reflects the amount by which state income tax NOL carryforwards are in excess of state net deferred tax liabilities.
The Company is also restating its financial statements for the year ended June 29, 2006 to consolidate a variable interest entity. The Company leased certain properties during 2006 from two related party partnerships, one of which was terminated in March 2006 and the other terminated in July 2006. The Company’s Balance Sheet as of June 29, 2006 has been adjusted to consolidate the one partnership leasing a facility to the Company as of June 29, 2006. As a result, Current Maturities of Long-term Debt increased by $1.2 million and Buildings increased by $0.7 million. The cumulative effect of this item of $0.5 million was recorded in Cost of Sales in the Statement of Operations for the year ended June 29, 2006. In connection with the sale of the property in March 2006, the Company recognized a gain of approximately $3.5 million in other income and expense, together with an equal and offsetting amount applicable to the partnership’s minority interest, as the partnership and not the Company is entitled to the net proceeds from the sale.
The restated financial statements as of and for the year ended June 29, 2006 adjust the individual financial statement line items detailed below and impact certain related footnote disclosures. Note 2 describes the ability of the Company to continue as a going concern.

The effects of the restatements on the Consolidated Balance Sheet as of June 29, 2006 are summarized below:

	June 29, 2006
	As Previously	June 29, 2006
	Reported	As Restated
Consolidated Balance Sheet
Buildings	$63,438	$64,146
Total Property, Plant and Equipment	156,151	156,859
Goodwill	1,242	—
Total Assets	391,446	390,912
Current Maturities of Long-term Debt	12,304	67,717
Total Current Liabilities	135,732	191,145
Long-term Debt, less current maturities	59,785	5,618
Long-term Deferred Income Taxes	5,885	6,385
Total Long-term Liabilities	73,324	19,657
Retained Earnings	83,667	81,387
Total Stockholders’ Equity	182,390	180,110
Total Liabilities & Stockholders’ Equity	391,446	390,912
The effects of the restatements on the Consolidated Statement of Operations for the year ended June 29, 2006 are summarized below:

	Year Ended
	June 29, 2006	Year Ended
	As Previously	June 29, 2006
	Reported	As Restated
Consolidated Statement of Operations
Cost of Sales	$541,909	$542,447
Gross Profit	37,655	37,117
Goodwill Impairment Loss	—	1,242
Total Operating Expenses	54,159	55,401
Loss from Operations	(16,504)	(18,284)
Loss Before Income Taxes	(23,630)	(25,410)
Income Tax Benefit	9,189	8,689
Net Loss	(14,441)	(16,721)
Loss per Common Share – basic and diluted	(1.36)	(1.58)
The effects of the restatements in the Consolidated Statement of Cash Flows for the year ended June 29, 2006 are summarized below:

	Year Ended
	June 29, 2006	Year Ended
	As Previously	June 29, 2006
	Reported	As Restated

Consolidated Statement of Cash Flows
Net (loss) income	$(14,441)	$(16,721)
Goodwill impairment loss	—	1,242
Deferred income tax (benefit)/expense	(2,500)	(2,000)
Other operating assets	1,455	1,993
Proceeds from disposition of assets	24	3,774
Net cash used in investing activities	(45,031)	(41,281)
Principal payments on Long-term Debt	(4,717)	(5,964)
Minority interest distribution	—	(2,503)
Net cash provided by financing activities	4,427	677

NOTE 2 — MANAGEMENT’S PLANS REGARDING GOING CONCERN
The Company’s ability to continue as a going concern is dependent on the ability of the Company to realize a profit from future operations and, in the near term, either obtain funding from outside sources or on-going waivers from the Company’s primary secured lenders. The reclassification of the Long-term Debt as a current liability, the extent of the losses in 2006, the non-compliance with loan covenants and uncertainties related to meeting future financial covenants in the Company’s debt agreements, as further discussed in Note 19, raises substantial doubt as to whether the Company will be able to continue as a going concern for a period of at least twelve months. The significant losses incurred for fiscal 2006 were caused in large part by the decline in the market price for almonds after the crop was procured. The Company recently announced that it will no longer purchase almonds directly from growers and will discontinue its almond handling operation conducted at its Gustine, California facility during the first quarter of calendar 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold.
Management plans to address the Company’s ability to continue as a going concern include: (1) discontinue purchasing almonds directly from growers and its almond handling operation to reduce commodity risk and unprofitable almond sales in the industrial distribution channel; (2) implement merchandising, retail operating and marketing plans to help to increase unit sales and gross margin; (3) conduct a profitability review of all items that it sells and reduce unprofitable items; (4) reduce manufacturing spending and costs associated with excess waste in its Gustine facility to improve gross margin; and (5) if necessary, attempt to obtain waivers from the Company’s lenders with respect to any future events of default pursuant to the Company’s financing arrangements.
Management believes that the implementation of the initiatives described above should enhance future operating performance, however, the discontinuance of the almond handling operation and the efforts to reduce unprofitable items will likely lead to a decline in net sales in the latter half of fiscal 2007 and fiscal 2008. Virtually all of these sales were significantly unprofitable in fiscal 2006 and are expected to generate a nominal gross profit in fiscal 2007. The discontinuance of purchasing almonds directly from growers is expected to free up working capital for debt reduction and/or purchases of other nuts that typically deliver a higher gross profit than the gross profit from almonds.
In addition to the steps that management will take to improve operating performance in the future, the second quarter of fiscal 2007 marks the beginning of a new crop year. Acquisition costs for virtually all tree nuts, except pecans, are now substantially lower than they were for last year’s crop. The reduction in acquisition costs should lead to lower short-term borrowing levels over the next four quarters. Though management anticipates that lower tree nut acquisition costs will ultimately lead to improved gross margin, there is no assurance that competitive pressures will not result in a decline in selling prices that exceed the decline in acquisition costs.
In summary, management believes that the steps that it will take to improve operating performance and decreased acquisition costs should enhance its ability to comply with debt covenants in the future.
The Company believes it has sufficient real estate to enable the refinancing of amounts due pursuant to the Note Agreement through conventional mortgages. Although management believes that it would be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods would prove successful. If the Company is not able to achieve these objectives, the Company’s financial condition will be materially adversely affected.
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc., JBSS Properties, LLC and JBS International, Inc., a previously wholly-owned subsidiary, which was dissolved in November, 2004 (collectively, the “Company”). Certain prior years’ amounts have been reclassified to conform to the current year’s presentation, which provides more detail of certain financial statement line items. The Company’s fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters), but the fiscal year ended June 30, 2005 consisted of fifty-three weeks, with the fourth quarter containing fourteen weeks. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, several factors indicate doubt as to whether the Company will be able to continue as a going concern.
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
Certain lease transactions with related parties relating to the financing of buildings are accounted for as capital leases, whereby the present value of future rental payments, discounted at the interest rate implicit in the lease, is recorded as a liability. See Note 8. A corresponding amount is capitalized as the cost of the assets and is depreciated on a straight-line basis over the estimated lives of the assets or over the lease terms which range from 20 to 30 years, whichever is shorter. The cost and accumulated depreciation of capitalized lease assets were $6,442 and $5,434, respectively at June 29, 2006, and $9,520 and $8,254 at June 30, 2005, respectively. During the fourth quarter of fiscal 2006, a $708 adjustment was recorded to increase the Company’s carrying value of assets associated with the capital lease to the carrying value recorded on the books of the variable interest entity.

Long-Lived Assets
The Company reviews long-lived assets to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets’ carrying value. The impairment loss would adjust the carrying value to the assets’ fair value. To date the Company has not recorded any impairment charges. In connection with the Company’s facility consolidation project, management performed a review of assets in its existing Chicago area facilities. There was no impairment of these assets, however, the useful lives of certain assets were adjusted to the remaining time that the assets are expected to be utilized.
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

$2,752

Prior to acquiring the Current Site, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a Termination Agreement with the City of Elgin whereby the Development Agreement was terminated and the Company and the City of Elgin (the “City”) became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC (“JBSS LLC”), a wholly owned subsidiary of the Company, acquired title to the Original Site by quitclaim deed, and JBSS LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers, and expects a sale to be consummated in fiscal 2008. The Company’s costs under the Development Agreement totaling $6,806 and $6,802 at June 29, 2006 and June 30, 2005, respectively, are recorded as “Other Assets”. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value was required as of June 29, 2006 and June 30, 2005.
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
The Company leased certain properties during 2006 from two related party partnerships (consolidated variable interest entities), one of which was terminated in March 2006 and the other terminated in July 2006. In March 2006, the Company sold a facility owned by one of its consolidated partnerships. As the Company was the primary beneficiary of the partnership, upon consolidation of the partnership the deficit, which includes losses in excess of the minority interest, was absorbed by the Company. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of $0.9 million were recovered by the Company to the extent such losses were previously allocated to the Company in consolidation and reduced any gain allocable to the partnership interest. Additionally as the partnership and not the Company was entitled to the net proceeds from the sale, the Company recorded an equal and offsetting minority interest amount for the partnership’s gain on the sale of approximately $3.5 million in other income and expense.
Subsequent to year end, the Company sold a facility, a portion of which was owned directly by the Company and the remaining portion owned by one of its consolidated partnerships, a variable interest entity. The related party partnership then sold the property to a third party, which is leasing back the property to the Company for the time period necessary to transition operations to the new Elgin facility.
Also in July 2006, the Company sold its Arlington Heights and Arthur Avenue facilities for a combined $7.8 million in proceeds and is leasing back the facilities from the purchaser. The Arlington Heights facility is being leased back through December 2008 with a three to ninth month renewal option. The Arthur Avenue facility is being leased back through August 2008 with a three to nine month renewal option.
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
Goodwill represented the excess of the purchase price over the fair value of the net assets from the Company’s acquisition of Sunshine Nut Co., Inc. which occurred in 1992. A goodwill impairment loss of $1,242 was recorded for the year ended June 29, 2006, as discussed in Note 1. Fair value, based on considerations of the quoted market price with an estimated control premium, and estimated cash flow forecasts of the Company’s reporting unit, was determined to be below its net book value and there was no implied fair value of the Company’s goodwill.

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

Earnings per Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	Year Ended	Year Ended	Year Ended
	June 29, 2006	June 30, 2005	June 24, 2004
Weighted average shares outstanding — basic	10,584,764	10,568,400	9,648,456
Effect of dilutive securities:
Stock options	—	152,241	110,313

Weighted average shares outstanding — diluted	10,584,764	10,720,641	9,758,769

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
Recent Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional upon a future event that may or may not be within the control of the entity. FIN 47 became effective in fiscal 2006 for the Company. The adoption of FIN 47 did not have a material impact on the Company’s financial position, results of operations and cash flows.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement becomes effective for accounting changes and corrections of errors made in fiscal 2007, but early adoption is permitted. SFAS 154 was applied in the correction of errors in the previously issued financial statements for the year ended June 29, 2006.
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
NOTE 4 — NATURE OF BUSINESS
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
NOTE 5 — COMMON STOCK OFFERING
In April 2004, the Company completed an underwritten public offering of an additional 1,150,000 shares of Common Stock at a price of $35.75 per share, or $34.00 per share after the underwriting discount. Total net proceeds to the Company were approximately $38.6 million, after deducting offering costs. The net proceeds were used to prepay Long-term Debt and to reduce outstanding balances under the Company’s bank credit facility. See Notes 7 and 8.
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
NOTE 6 — INVENTORIES
Inventories consist of the following:

	June 29,	June 30,
	2006	2005
Raw material and supplies	$77,209	$99,851
Work-in-process and finished goods	87,181	117,773

Total	$164,390	$217,624

NOTE 7 — REVOLVING CREDIT FACILITY
The Company’s unsecured bank credit facility that was effective at June 29, 2006 (the “Prior Bank Credit Facility”) was comprised of (i) a working capital revolving loan which provided working capital financing of up to $93.6 million in the aggregate, and was scheduled to mature, as amended, on July 31, 2006, and (ii) a $6.4 million letter of credit maturing on June 1, 2011 (the “IDB Letter of Credit”) to secure the industrial development bonds which financed the construction of a peanut shelling plant in 1987 as is described in Note 8. The Prior Bank Credit Facility was amended on April 29, 2006 to extend a temporary $20.0 million increase in the total availability under the facility through July 31, 2006. Borrowings under the working capital revolving loan accrued interest at a rate

(the weighted average of which was 8.08% at June 29, 2006) determined pursuant to a formula based on the agent bank’s quoted rate and the Eurodollar Interbank rate. As of June 29, 2006 the Company had $26.1 million of available credit under the Prior Bank Credit Facility.
The Prior Bank Credit Facility, as amended, was scheduled to mature on July 31, 2006 and included certain restrictive covenants that, among other things: (i) required the Company to maintain specified financial ratios; (ii) limited the Company’s annual capital expenditures; and (iii) required that Jasper B. Sanfilippo (the Company’s Chairman of the Board) and Mathias A. Valentine (a director and the Company’s former President) together with their respective immediate family members and certain trusts created for the benefit of their respective sons and daughters, continue to own shares representing the right to elect a majority of the directors of the Company. In addition, the Prior Bank Credit Facility limited dividends to the lesser of (a) 25% of net income for the previous fiscal year, or (b) $5.0 million, and prohibited the Company from redeeming shares of capital stock. For the quarters ended December 29, 2005 and March 30, 2006 and as of June 29, 2006, the Company did not achieve the minimum trailing fiscal four quarters earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement, the maximum allowable funded debt to twelve-month EBITDA ratio, the minimum fixed charge coverage ratio and the monthly minimum working capital requirement under the Prior Bank Credit Facility. The Company received waivers for all non-compliance with restrictive financial covenants from its lenders under the Prior Bank Credit Facility during fiscal 2006.
On July 27, 2006, the Company entered into an amended and restated bank credit facility (the “Bank Credit Facility”). The secured $100.0 million Bank Credit Facility replaced the Prior Bank Credit Facility. The Bank Credit Facility is comprised of (i) a working capital revolving loan which provides working capital financing of up to $93.6 million in the aggregate, and matures on July 25, 2009, and (ii) $6.4 million for the IDB Letter of Credit maturing on June 1, 2011 to secure the industrial development bonds which financed the construction of a peanut shelling plant in 1987 as is described in Note 8. The Bank Credit Facility also allows for an amendment to increase the total amount of secured borrowings to $125.0 million at the election of the Company, the agent under the facility and one or more of the lenders under the facility. Borrowings under the Bank Credit Facility are based upon an eligible borrowing base tied to qualifying receivables and inventory and accrue interest at a rate determined pursuant to a formula based on the agent bank’s reference rate, the prime rate and the Eurodollar rate. The interest rate varies depending upon the Company’s quarterly financial performance, as measured by the available borrowing base. The Bank Credit Facility also waived all non-compliance with financial covenants under the Prior Bank Credit Facility through June 29, 2006. The terms of the Bank Credit Facility include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios, restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. The lenders are entitled to require immediate repayment of the Company’s obligations under the Bank Credit Facility in the event the Company defaults in the payments required under the Bank Credit Facility, non-compliance with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Bank Credit Facility (including a default under the Note Agreement, as defined in Note 8). The Company is required to pay termination fees of $2.0 and $1.0 million if it terminates the Bank Credit Facility in the first and second years of the agreement, respectively.
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
See Note 19 for subsequent events.

NOTE 8 — LONG-TERM DEBT
Long-term Debt consists of the following:

	June 29,
	2006	June 30,
	Restated	2005
Notes payable, interest payable semiannually at 4.67%, principal payable in semi-annual installments of $3,611 beginning on June 1, 2006	$61,389	$65,000
Industrial development bonds, collateralized by building, machinery and equipment with a cost aggregating $8,000	5,865	6,185
Capitalized lease obligations/mortgages involving related parties	4,279	4,632
Arlington Heights facility, first mortgage, principal and interest payable at 8.875%, due in monthly installments of $22 through October 1, 2015	1,684	1,796
Capitalized equipment leases	118	—

	73,335	77,613
Less: Current maturities	(67,717)	(10,611)

Total Long-term Debt	$5,618	$67,002

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
In order to finance a portion of the Company’s facility consolidation project and to provide for the Company’s general working capital needs, the Company received $65.0 million pursuant to a note purchase agreement (the “Note Agreement”) entered into on December 16, 2004 with various lenders. For the quarters ended December 29, 2005 and March 30, 2006 and as of June 29, 2006, the Company did not achieve the minimum trailing fiscal four quarters EBITDA requirement, the maximum allowable funded debt to twelve-month EBITDA ratio, the minimum fixed charge coverage ratio and the monthly minimum working capital requirement under the Note Agreement. The Company received waivers for all non-compliance with restrictive financial covenants from its lenders under the Note Agreement during fiscal 2006.
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
The terms of the Note Agreement, as amended, include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios, attain minimum quarterly adjusted EBITDA levels ($1.5 million, $5.5 million, $6.25 million and $8.0 million for the four quarters of fiscal 2007), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. EBITDA is calculated in accordance with provisions under the Note Agreement and may be adjusted for certain items of income and expense, including gains and losses on the sale of assets, pension expense and certain other non-cash expenses. The lenders are entitled to require immediate repayment of the Company’s obligations under the Note Agreement in the event the Company defaults on payments required under the Note Agreement, non-compliance with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Note Agreement (including a default under the Bank Credit Facility).
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
Aggregate maturities of Long-term Debt (restated), excluding capitalized lease obligations with related parties, are as follows for the years ending:

June 28, 2007	$63,437
June 26, 2008	396
June 25, 2009	427
June 24, 2010	463
June 30, 2011	4,324
Thereafter	9

Total	$69,056

The Company leases a building under a capital lease from an entity that is owned by certain directors, officers and stockholders of the Company. The carrying value of the capital lease was adjusted by $1,246 during the fourth quarter of fiscal 2006 to the mortgage amount carried by a variable interest entity. In conjunction with the Company’s facility consolidation project, the lease was terminated in July 2006 and the Company is leasing back the building from the third party that purchased the building from the related party. The entire balance of $4,279 under the capital lease/related party mortgage is classified as current maturities at June 29, 2006.
See Note 19 for subsequent events.
NOTE 9 — INCOME TAXES
The (benefit) provision for income taxes for the years ended June 29, 2006, June 30, 2005 and June 24, 2004 are as follows:

	June 29,
	2006	June 30,	June 24,
	Restated	2005	2004
Current	$(6,689)	$8,933	$11,109
Deferred	(2,000)	336	3,359

Total (benefit) provision for income taxes	$(8,689)	$9,269	$14,468

The reconciliations of income taxes at the statutory federal income tax rate to income taxes reported in the statements of operations for the years ended June 29, 2006, June 30, 2005 and June 24, 2004 are as follows:

	June 29,
	2006	June 30,	June 24,
	Restated	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.8	5.0	4.8
Goodwill impairment loss	(1.9)	—	—
Valuation allowance for state net operating loss carryforwards	(2.0)	—	—
Other	(1.7)	(1.0)	(0.8)

Effective tax rate	34.2%	39.0%	39.0%

The deferred tax assets and liabilities are comprised of the following:

	June 29, 2006
	Restated		June 30, 2005
	Asset	Liability	Asset	Liability
Current
Accounts receivable	$222	$—	$455	$—
Employee compensation	548	—	540	—
Inventory	975	—	90	—
Workers’ compensation	1,239	—	644	—
Other	—	—	13	—

Total current	$2,984	$—	$1,742	$—

Long term
Depreciation	$—	$(8,825)	$—	$(9,055)
Capitalized leases	780	—	1,336	—
Operating loss carryforwards, less valuation allowance of $500 and $0	427	—	—	—
Retirement plan	554	—	—	—
Other	679	—	576	—

Total long-term	$2,440	$(8,825)	$1,912	$(9,055)

Total	$5,424	$(8,825)	$3,654	$(9,055)

The Company evaluates the realization of deferred tax assets by considering its historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. At June 29, 2006, other than the state net operating loss carryforwards, the Company believes that its deferred tax assets are fully realizable.
At June 29, 2006 the Company has approximately $13,000 of operating loss carryforwards for state income tax purposes. All of the operating loss carryforward relates to losses generated during the year ended June 29, 2006. The losses generally have a carryforward period of between 5 and 10 years before expiration. The Company has provided a valuation allowance related to realization of such operating loss carryforwards, as it is “more likely than not” such losses may expire unused in the future given management’s going concern assessment. There is a rebuttable presumption in a going concern circumstance that the remaining state NOL carryforwards will not be recoverable as future taxable income from sources other than the reversal of existing future taxable temporary differences and can not be relied upon as evidence supporting the recovery of the deferred tax asset. As a result the Company has provided a valuation allowance, which reflects the amount by which state income tax NOL carryforwards are in excess of state net deferred tax liabilities.
On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a deduction for income from qualified domestic production activities, which will be phased in from calendar 2005 to 2010. This provision is also subject to a number of limitations which affect the effective tax rate in fiscal 2007 and later.

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases buildings and certain equipment pursuant to agreements accounted for as operating leases. Rent expense under these operating leases aggregated $2,342, $2,377 and $1,319 for the years ended June 29, 2006, June 30, 2005 and June 24, 2004, respectively. Aggregate non-cancelable lease commitments under these operating leases, including significant leases entered into in the first quarter of fiscal 2007, are as follows for the years ending:

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
Facility Consolidation Project
In August 2005, the Company entered into a contract with a general contractor for the construction of a new facility. The total amount committed under the contract is estimated to be $23,198, of which $19,757 was incurred in fiscal 2006. The Company anticipates $20 — $25 million in remaining capital expenditures related to the new facility from June 30, 2006 through the scheduled completion date of December 31, 2008. The total projected cost of the new facility is now estimated at approximately $110 million, which would be $15 million higher than original estimates.
Accounts payable at June 29, 2006 includes $3,906 related to capital expenditures for the facility consolidation project. This amount has been excluded from the amount shown as facility expansion costs in the investing activities section of the statement of cash flows.
NOTE 11 — STOCKHOLDERS’ EQUITY
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
NOTE 12 — STOCK OPTION PLANS
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
NOTE 13 — EMPLOYEE BENEFIT PLANS
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
NOTE 14 — RETIREMENT PLAN
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

The following benefit payments, which reflect expected future service, are expected to be paid:

Fiscal year
2007	$369
2008	246
2009	814
2010	780
2011	743
2012 — 2016	3,077
NOTE 15 — TRANSACTIONS WITH RELATED PARTIES
In addition to the related party transactions described in Note 8, the Company also entered into transactions with the following related parties:
The Company purchases materials and manufacturing equipment from a company that is 11% owned by the wife of the Company’s Chairman of the Board. The five children of the Company’s Chairman of the Board own the balance of the entity either directly or as equal beneficiaries of a trust. Two of the children are officers and directors of the Company. Purchases from this related entity aggregated $9,799, $8,565 and $8,715 for the years ended June 29, 2006, June 30, 2005 and June 24, 2004, respectively. Accounts payable to this related entity aggregated $128 and $1,099 at June 29, 2006 and June 30, 2005, respectively.
The Company purchases materials from a company that is 33% owned by an individual related to the Company’s Chairman of the Board. Material purchases from this related entity aggregated $682, $489 and $501 for the years ended June 29, 2006, June 30, 2005 and June 24, 2004, respectively. Accounts payable to this related entity aggregated $12 and $12 at June 29, 2006 and June 30, 2005, respectively.
The Company purchased supplies from a company that was previously 33% owned by an individual related to the Company’s Chairman of the Board. This individual divested his ownership during fiscal 2005. Supply purchases from this former related entity aggregated $174 and $305 for the years ended June 30, 2005 and June 24, 2004, respectively. Accounts payable to this related entity aggregated $2 at June 30, 2005.
NOTE 16 — DISTRIBUTION CHANNEL AND PRODUCT TYPE SALES MIX
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

	Year Ended	Year Ended	Year Ended
Product Type	June 29, 2006	June 30, 2005	June 24, 2004
Peanuts	20.1%	22.4%	24.9%
Pecans	21.8	23.3	20.1
Cashews & Mixed Nuts	22.4	22.7	22.7
Walnuts	11.8	9.4	9.9
Almonds	15.4	13.5	12.3
Other	8.5	8.7	10.1

Total	100.0%	100.0%	100.0%

NOTE 17 — INTEREST COST
The following is a breakout of interest cost:

	For the Years Ended
	June 29,	June 30,	June 24,
	2006	2005	2004
Gross interest cost	$8,324	$4,030	$3,434
Capitalized interest	(1,808)	(32)	—

Interest expense	$6,516	$3,998	$3,434

NOTE 18 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The following table details the activity in various allowance and reserve accounts:

	Balance at
	Beginning			Balance at
Description	of Period	Additions	Deductions	End of Period
June 29, 2006
Income tax valuation allowance (Restated)	$—	$500	$—	$500
Allowance for doubtful accounts	887	88	(671)	304
Reserve for cash discounts	280	6,055	(6,055)	280
Reserve for customer deductions	2,562	8,752	(8,132)	3,182

Total	$3,729	$15,395	$(14,858)	$4,266

June 30, 2005
Allowance for doubtful accounts	$650	$270	$(33)	$887
Reserve for cash discounts	195	6,155	(6,070)	280
Reserve for customer deductions	1,132	8,154	(6,724)	2,562

Total	$1,977	$14,579	$(12,827)	$3,729

June 24, 2004
Allowance for doubtful accounts	$591	$277	$(218)	$650
Reserve for cash discounts	140	5,568	(5,513)	195
Reserve for customer deductions	821	7,285	(6,974)	1,132

Total	$1,552	$13,130	$(12,705)	$1,977

NOTE 19 — SUBSEQUENT EVENTS
The Company did not comply with the minimum quarterly EBITDA requirement under the Note Agreement for the first quarter of fiscal 2007, which resulted in a cross-default under the Bank Credit Facility. The Company received waivers from its lenders for this non-compliance with restrictive covenants. The Company is uncertain whether it will be able to comply with the covenants and warranties in its various financing arrangements, such as the EBITDA covenant contained in its Note Agreement, in the future. If the Company does not comply with the covenants or warranties in its financing arrangements in the future, the Company will seek waivers from its lenders; however, there can be no assurance that in such case waivers will be received or that such waivers will be on commercially reasonable terms that are not adverse to the Company. In light of the non-compliance with the restrictive covenant as a result of the Company’s performance for the first quarter of fiscal 2007, and the uncertainty relating to the Company’s ability to comply with covenants and warranties during future periods, amounts due pursuant to the Note Agreement for the first quarter of fiscal 2007 and subsequent quarters will be classified as currently due.
The Company’s announcement on November 22, 2006 that the consolidated financial statements in its Form 10-K for fiscal 2006 filed on September 27, 2006 could no longer be relied upon caused a default pursuant to the Company’s Note Agreement and Bank Credit Facility. In addition, the Company did not file its quarterly report on Form 10-Q for the quarter ended September 28, 2006 with the Securities and Exchange Commission by the November 27, 2006 deadline required in the Note Agreement, which caused an additional event of default pursuant to the Note Agreement. The Company has received waivers from its lenders for these events of non-compliance. Non-compliance with any future covenant or warranty requirements would allow the lenders to demand immediate payment. If waivers are not received or acceptable terms renegotiated with respect to future non-compliance with covenant or warranty requirements, the Company’s ability to pursue its business plans, objectives and its ability to continue as a going concern would be adversely affected.
Obtaining alternative financing for amounts due pursuant to the Note Agreement would allow the Company to eliminate the restrictive EBITDA covenant that the Company did not comply with in the first quarter of fiscal 2007 as well as the related uncertainty as to whether the Company will be able to comply with such covenant in the future. The Company believes it would be able to secure alternative financing for the amounts due pursuant to the Note Agreement through conventional mortgages that do not contain a restrictive EBITDA covenant; however, there can be no assurance that such alternative financing could be obtained, that the new lenders would be willing to negotiate on terms acceptable to the Company, or that the Company would receive the consent for such refinancing required by its Bank Credit Facility. The Bank Credit Facility does not contain a restrictive EBITDA covenant; however, a default under the Note Agreement triggers a default under the Bank Credit Facility. If the Company attempts to secure alternative financing for amounts due under the Note Agreement, it does not anticipate that it would also attempt to secure alternative financing for amounts due pursuant to the Bank Credit Facility. Sustained losses by the Company, the inability to receive waivers from the Company’s lenders, if necessary, the inability to secure alternative financing for amounts due pursuant to the Note Agreement, and/or future non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows and raises substantial doubt with respect to the Company’s ability to continue as a going concern.
NOTE 20 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)
The following unaudited quarterly consolidated financial data are presented for fiscal 2006 and fiscal 2005. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results. The fourth quarter of fiscal 2006 has been restated for the matters discussed in Note 1 to these consolidated financial statements. The impact of the restatement was as follows; reduce gross profit by $538, increase the loss from operations by $1,780, increase net loss by $2,280 and increase the loss per share by $0.22

				Fourth
	First	Second	Third	Quarter
	Quarter	Quarter	Quarter	Restated
Year Ended June 29, 2006:
Net sales	$138,658	$191,077	$119,004	$130,825
Gross profit	13,280	16,139	4,498	3,200
(Loss) income from operations	(82)	1,262	(7,425)	(12,039)
Net loss	(1,128)	(64)	(5,913)	(9,616)
Basic loss per common share	$(0.11)	$(0.01)	$(0.56)	$(0.91)
Diluted loss per common share	$(0.11)	$(0.01)	$(0.56)	$(0.91)
Year Ended June 30, 2005:
Net sales	$134,645	$183,024	$119,979	$144,081
Gross profit	16,926	24,990	15,936	20,577
Income from operations	4,325	10,822	4,371	7,069
Net income	2,556	6,421	2,051	3,471
Basic earnings per common share	$0.24	$0.61	$0.19	$0.33
Diluted earnings per common share	$0.24	$0.60	$0.19	$0.32

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
In addition, the restatement of the Company’s 2006 consolidated financial statements resulted in (i) a $1.2 million goodwill impairment loss; (ii) a $0.5 million charge related to a variable interest entity, and (iii) a $0.5 million valuation allowance related to the realization of tax benefit carryforwards.

Item 9A — Controls and Procedures
Restatement of previously issued Consolidated Financial Statements
As described in Note 1 to the consolidated financial statements, the Company has restated its 2006 Consolidated Financial Statements.
In connection with the restatement described above, management has also concluded that the restatement referred to above resulted from material weaknesses in the Company’s internal control over financial reporting as described below in Management’s Report on Internal Control over Financial Reporting (Restated).
Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.
When the Company filed its Annual Report on Form 10-K for the year ended June 29, 2006 on September 27, 2006, management concluded that $54.2 million of debt related to the Note Agreement was properly classified as Long-term Debt. That determination was based upon, among other things, a forecast (the “Forecast”) the Company prepared indicating that the Company would be able to attain the minimum quarterly adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels required by the Note Agreement throughout fiscal 2007, as well as satisfy other non-financial covenants contained in the Note Agreement and other borrowing arrangements. The Company did not achieve the minimum quarterly EBITDA covenant for the quarter ended September 28, 2006 by a material amount, which caused the Company to reevaluate the accuracy of the Forecast, the reasonableness of assumptions underlying the Forecast and its related conclusions with respect to expected covenant compliance. On November 17, 2006, the Company determined that the Forecast did not take into consideration information available to the Company in connection with classifying amounts as current and non-current in its June 29, 2006 balance sheet and therefore the balance sheet classification of the long-term debt was not accurate. If such information had been incorporated in the Forecast and considered by management in evaluating the classification of affected debt obligations, the Company would have concluded that the Company would not meet the EBITDA covenant for the first quarter of fiscal 2007 and accordingly the obligations pursuant to the Note Agreement would have been classified as Current Maturities of Long-term Debt in the consolidated financial statements as of and for the year ended June 29, 2006.
As a result of the revised forecast described above, the Company also reevaluated its 2006 impairment test of the carrying value of goodwill and reconsidered the need for a valuation allowance with respect to state income tax net operating loss (NOL) carryforwards. The Company used a forecast in the original goodwill impairment test which failed to consider certain information, and as a result led the Company to conclude the goodwill was not impaired. By using the revised forecast which considered all known facts, the Company has determined that the fair market value was below book value of their reporting unit. As a result the Company is restating its consolidated financial statements and related disclosures for fiscal 2006 to recognize an impairment of the remaining goodwill balance of $1.2 million.
With respect to state income tax NOL carryforwards, there is a rebuttable presumption in a going concern circumstance that the remaining state NOL carryforwards will not be recoverable as future taxable income from sources other than the reversal of existing future taxable temporary differences and can not be relied upon as evidence supporting the recovery of the deferred tax asset. As a result, the Company has provided a valuation allowance of $0.5 million, which reflects the amount by which state income tax NOL carryforwards are in excess of state net deferred tax liabilities.
The Company is also restating its financial statements for the year ended June 29, 2006 to consolidate a variable interest entity. The Company leased certain properties during 2006 from two related party partnerships, one of which was terminated in March 2006 and the other terminated in July 2006. The Company’s Balance Sheet as of June 29, 2006 has been adjusted to consolidate the one partnership leasing a facility to the Company as of June 29, 2006. As a result, Current Maturities of Long-term Debt increased by $1.2 million and Buildings increased by $0.7 million. The cumulative effect of this item of $0.5 million was recorded in Cost of Sales in the Statement of Operations for the year ended June 29, 2006. In connection with the sale of the property in March 2006, the Company recognized a gain of approximately $3.5 million in other income and expense, together with an equal and offsetting amount applicable to the partnership’s minority interest, as the partnership and not the Company is entitled to the net proceeds from the sale.
The restated financial statements as of and for the year ended June 29, 2006 adjust the individual financial statement line items detailed below and impact certain related footnote disclosures. Note 2 describes the ability of the Company to meet its obligations as they become due, which raises substantial doubt with respect to the ability of the Company to continue as a going concern.
At the time that the Company’s Annual Report on Form 10-K for the year ended June 29, 2006 was filed on September 27, 2006, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2006. Subsequent to that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 29, 2006 because of the material weaknesses in the Company’s internal control over financial reporting discussed below.
Management’s Report on Internal Control over Financial Reporting (Restated)
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 29, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment included the following material weaknesses in the Company’s internal control over financial reporting as of June 29, 2006:
(1)	The Company did not maintain effective controls to ensure the completeness and accuracy of information communicated within the organization on a timely basis. Specifically, there was inadequate sharing of information impacting the financial statements between the accounting, sales, and operating departments for consideration by the appropriate accounting personnel in the Company’s financial forecast. This control deficiency resulted in the restatement of the 2006 consolidated financial statements, affecting the classification of long-term debt, valuation allowance associated with state tax net operating loss carryforwards and disclosures relating to the Company’s ability to continue as a going concern.

(2)	The Company did not maintain effective controls over the completeness and accuracy of the periodic goodwill impairment assessment. Specifically, effective controls were not maintained to ensure that a complete and accurate periodic impairment analysis was prepared, reviewed, and approved in order to identify and record impairments, as required under generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s 2006 consolidated financial statements, affecting goodwill, goodwill impairment loss and disclosures.

(3)	The Company did not maintain effective controls to ensure the accuracy of accounting for lease transactions. Specifically, effective controls were not maintained to ensure that an accurate analysis was prepared, reviewed and approved in order to properly evaluate the accounting for certain sale-leaseback transactions, as required under generally accepted accounting principles, affecting plant, property and equipment, current and long-term liabilities, gains relating to real estate sales, lease expense, interest expense and sale-leaseback transaction disclosures.

(4)	The Company did not maintain a sufficient complement of accounting and finance personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. This control deficiency contributed to the material weaknesses discussed in items 1, 2 and 3 above and the restatement of the Company’s 2006 consolidated financial statements.

These control deficiencies could result in a misstatement of the aforementioned account balances and disclosures that would result in a material misstatement of the annual or interim consolidated financials statements that would not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitutes a material weakness at June 29, 2006.

In Management’s Report on Internal Control Over Financial Reporting included in the Company’s original Annual Report on Form 10-K for the year ended June 29, 2006, management concluded that the Company’s internal control over financial reporting was effective as of June 29, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Based on management’s revised assessment and because of the material weaknesses described above, management has subsequently concluded that the Company did not maintain effective internal control over financial reporting as of June 29, 2006, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Accordingly, management has restated its report on internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 29, 2006 as stated in their report contained in this Annual Report on Form 10-K/A.
Remediation Plan for Material Weaknesses
The Company did not maintain effective controls to ensure the completeness and accuracy of information communicated within the organization on a timely basis. To remediate this matter, the Company plans to:
1.	Conduct month end surveys or meetings of significant functional areas such as operations, purchasing, accounts payable, sales, marketing and payroll in order to ensure that all relevant information is communicated to the accounting department in a complete and timely manner and considered in the financial statement closing process.

2.	Implement a process to ensure that information gathered in the financial statement closing process that requires further action or consideration is tracked and resolved on a timely basis.

3.	Perform monthly cutoffs of all transactional activity on a company-wide basis to the same extent that it performs cutoffs at the end of quarters to improve the accuracy of monthly interim periodic financial information. This effort will primarily focus on inventory and related reserves and accounts.

4.	Implement new forecasting methods, considering the survey and monthly close information on a more frequent basis, with the objective of improving the accuracy and usefulness of such information.

5.	Direct the internal audit department to focus on the process changes and on effective operation of the newly implemented information and communication processes discussed above.

6.	Implement a revised lease assessment process to ensure proper lease accounting determinations are made on an interim and annual basis.
The Company did not maintain a sufficient complement of accounting and finance personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. To remediate this matter, the Company plans to:
1.	Hire an additional senior level accounting professional, with public company experience, to enhance the technical accounting resources of the department.

2.	Hire two experienced degreed accountants to improve the timeliness of periodic closings and to allow more senior accounting executives to perform higher level review duties.

3.	Engage a consultant to review its monthly closing process to further improve the timeliness and accuracy of both the interim and quarterly closing processes. This effort will focus on improving the timing related to preparation of SEC filings as well.

The impairment charge for goodwill reflected in the restatement has eliminated the entire goodwill balance from the Company’s balance sheet. Remedial actions planned with respect to sufficiency of accounting personnel will ensure that appropriate controls are in place if future acquisitions result in generating goodwill when applying purchase accounting. In this case, the Company will design a control to ensure a proper impairment test is performed.
These measures (as well as the focus on remediation of other control deficiencies not considered material weaknesses) will take some time to implement effectively and it is expected that during fiscal 2007, the Company will report material weaknesses in these same areas until such weaknesses have been remediated and operating effectively for a sufficient period of time. The adequacy and effectiveness of the remediation plans are subject to continued management review and Audit Committee oversight and, accordingly, the Company may make additional changes to its internal control over financial reporting to address the material weaknesses.
Changes in Internal Control over Financial Reporting
Further, management determined that there were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
The Company’s management, including the Company’s CEO and CFO, does not expect that the Disclosure Controls or the Company’s Internal Control over Financial Reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
PART IV
Item 15 — Exhibits and Financial Statement Schedules
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

JOHN B. SANFILIPPO & SON, INC.
Date: December 15, 2006	By:	/s/ Jeffrey T. Sanfilippo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jeffrey T. Sanfilippo	Chief Executive (Principal Executive Officer)	December 15, 2006
Jeffrey T. Sanfilippo

/s/ Michael J. Valentine	Chief Financial Officer and Group Vice President (Principal Financial Officer)	December 15, 2006
Michael J. Valentine

/s/ William R. Pokrajac	Vice President of Finance (Principal Accounting Officer)	December 15, 2006
William R. Pokrajac

/s/ Jasper B. Sanfilippo	Director	December 15, 2006
Jasper B. Sanfilippo

/s/ Mathias A. Valentine	Director	December 15, 2006
Mathias A. Valentine

/s/ Jim Edgar	Director	December 15, 2006
Jim Edgar

/s/ Timothy R. Donovan	Director	December 15, 2006
Timothy R. Donovan

/s/ Jasper B. Sanfilippo, Jr.	Director	December 15, 2006
Jasper B. Sanfilippo, Jr.

/s/ Daniel M. Wright	Director	December 15, 2006
Daniel M. Wright

JOHN B. SANFILIPPO & SON, INC.
EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

23	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith