Form 10-Q
period 2006-09-28
SANFILIPPO JOHN B & SON INC
filed 2006-12-15
CIK 880117

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2006
Commission File Number 0-19681
JOHN B. SANFILIPPO & SON, INC.
A Delaware Corporation
EIN 36-2419677
2299 Busse Road
Elk Grove Village, Illinois 60007
(847) 593-2300
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company. ☐ Yes ☑ No
As of December 15, 2006, 8,112,099 shares of the Registrant’s Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2006
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended
	September 28,	September 29,
	2006	2005
Net sales	$133,793	$138,658
Cost of sales	128,070	125,378

Gross profit	5,723	13,280

Operating expenses:
Selling expenses	10,818	9,886
Administrative expenses	3,833	3,476
Gain related to real estate sales	(3,047)	—

Total operating expenses	11,604	13,362

Loss from operations	(5,881)	(82)

Other income (expense):
Interest expense ($0 and $164 to related parties)	(1,670)	(1,515)
Rental and miscellaneous expense, net	(59)	(146)

Total other expense, net	(1,729)	(1,661)

Loss before income taxes	(7,610)	(1,743)
Income tax benefit	(2,789)	(615)

Net loss	$(4,821)	$(1,128)

Basic and diluted loss per common share	$(0.46)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except per share amounts)

		June 29,
	September 28,	2006	September 29,
	2006	Restated	2005
ASSETS
CURRENT ASSETS:
Cash	$1,647	$2,232	$3,497
Accounts receivable, less allowances of $5,186, $3,766 and $4,158, respectively	41,478	35,481	41,311
Inventories	142,362	164,390	198,373
Income taxes receivable	9,136	6,427	2,067
Deferred income taxes	3,340	2,984	1,743
Prepaid expenses and other current assets	2,293	2,248	1,573

TOTAL CURRENT ASSETS	200,256	213,762	248,564

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	10,299	9,333
Buildings	76,205	64,146	66,401
Machinery and equipment	119,251	109,391	105,184
Furniture and leasehold improvements	5,439	5,440	5,486
Vehicles	2,900	2,897	3,101
Construction in progress	30,787	53,811	17,814

	244,045	245,984	207,319
Less: Accumulated depreciation	109,642	117,094	114,675

	134,403	128,890	92,644

Rental investment property, less accumulated depreciation of $1,122, $924 and $330, respectively	27,915	27,969	28,564

TOTAL PROPERTY, PLANT AND EQUIPMENT	162,318	156,859	121,208

Intangible asset – minimum retirement plan liability	6,197	6,197	10,467
Cash surrender value of officers’ life insurance and other assets	4,842	5,440	4,499
Property held for sale/Development agreement	6,806	6,806	6,802
Goodwill	—	—	1,242
Brand name, less accumulated amortization of $6,178, $6,072 and $5,752, respectively	1,742	1,848	2,168

TOTAL ASSETS	$382,161	$390,912	$394,950

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except per share amounts)

		June 29,
	September 28,	2006	September 29
	2006	Restated	2005
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$43,582	$64,341	$35,801
Current maturities of long-term debt, including related party debt of $65, $4,279 and $726, respectively	61,819	67,717	10,638
Accounts payable, including related party payables of $805, $140 and $582, respectively	35,484	27,944	44,624
Book overdraft	12,251	14,301	9,921
Accrued payroll and related benefits	5,258	5,930	5,336
Accrued workers’ compensation	5,950	5,619	3,637
Other accrued expenses	7,190	5,293	5,425

TOTAL CURRENT LIABILITIES	171,534	191,145	115,382

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $14,235, $0 and $3,738, respectively	19,828	5,618	66,781
Retirement plan	7,981	7,654	10,649
Deferred income taxes	6,668	6,385	6,935
Other	744	—	—

TOTAL LONG-TERM LIABILITES	35,221	19,657	84,365

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,112,099, 8,112,099 and 8,102,349 shares issued and outstanding, respectively	81	81	81
Capital in excess of par value	99,937	99,820	99,320
Retained earnings	76,566	81,387	96,980
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	175,406	180,110	195,203

TOTAL LIABILITES & STOCKHOLDERS’ EQUITY	$382,161	$390,912	$394,950

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Quarter Ended
	September 28,	September 29,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,821)	$(1,128)
Depreciation and amortization	3,042	2,549
Gain related to real estate sales	(3,047)	(2)
Deferred income tax benefit	(73)	(209)
Stock-based compensation expense	117	132
Change in current assets and current liabilities:
Accounts receivable, net	(5,997)	(2,309)
Inventories	22,028	19,251
Prepaid expenses and other current assets	(45)	90
Accounts payable	9,493	14,716
Accrued expenses	132	1,168
Income taxes receivable/payable	(2,709)	(2,862)
Other operating assets	68	179

Net cash provided by operating activities	18,188	31,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,616)	(3,005)
Facility expansion costs	(16,349)	(2,737)
Proceeds from disposition of properties	17,452	2
Cash surrender value of officers’ life insurance	(139)	(167)

Net cash used in investing activities	(652)	(5,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	25,198	14,765
Repayments of revolving credit borrowings	(45,957)	(45,525)
Principal payments on long-term debt	(6,067)	(194)
Financing obligation with related parties	14,300	—
(Decrease)/increase in book overdraft	(2,050)	6,874
Issuance of Common Stock under option plans	—	16
Minority interest distribution	(3,545)	—
Tax benefit of stock options exercised	—	8

Net cash used in financing activities	(18,121)	(24,056)

NET (DECREASE) INCREASE IN CASH	(585)	1,612
Cash, beginning of period	2,232	1,885

Cash, end of period	$1,647	$3,497

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Unaudited)
Note 1 — Basis of Presentation
John B. Sanfilippo & Son, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters).
In the opinion of the Company’s management, the accompanying statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet as of June 29, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report filed on Form 10-K/A for the year ended June 29, 2006 and Note 15 herein which describes the restatements affecting the June 29, 2006 balance sheet.
Note 2 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

	September 28,	June 29,	September 29,
	2006	2006	2005
Raw material and supplies	$50,596	$77,209	$72,541
Work-in-process and finished goods	91,766	87,181	125,832

Inventories	$142,362	$164,390	$198,373

Note 3 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	Quarter Ended
	September 28,	September 29,
	2006	2005
Weighted average shares outstanding – basic	10,591,625	10,580,183
Effect of dilutive securities:
Stock options	—	—

Weighted average shares outstanding – diluted	10,591,625	10,580,183

391,190 stock options with a weighted average exercise price of $13.00 were excluded from the computation of diluted earnings per share for the quarter ended September 28, 2006 due to the net loss for the quarterly period. 372,190 stock options with a weighted average exercise price of $13.45 were excluded from the computation of diluted earnings per share for the quarter ended September 29, 2005 due to the net loss for the quarterly period.
Note 4— Stock-Based Compensation
At the Company’s annual meeting of stockholders on October 28, 1998, the Company’s stockholders approved a new stock option plan (the “1998 Equity Incentive Plan”) under which awards of non-qualified options and stock-based awards may be made. There are 700,000 shares of common stock authorized for issuance to certain key employees and “outside directors” (i.e. directors who are not employees of the Company or any of its subsidiaries). The exercise price of the options will be determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant, with the exception of nonqualified stock options, which can have an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. All of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Code. At September 28, 2006, there were 132,750 options available for distribution under this plan. Option exercises are satisfied through the issuance of new shares of Common Stock.
Activity in the Company’s stock option plans for the first quarter of fiscal 2007 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
Options	Shares	Price	Term	(in thousands)
Outstanding, at June 29, 2006	324,815	$13.70
Activity:
Granted	72,000	10.18
Exercised	—	—
Forfeited	(5,625)	17.10

Outstanding, at September 28, 2006	391,190	$13.00	6.87	$451

Exercisable, at September 28, 2006	204,940	$10.98	5.99	$443

The weighted average grant date fair value of stock options granted during the first quarter of fiscal 2007 and 2006 was $5.41 and 9.41, respectively. The total intrinsic value of stock options exercised during the first quarter of fiscal 2006 was $8.
Compensation expense attributable to net stock-based compensation during the first quarter of fiscal 2007 and 2006 was $117 and $132, respectively. As of September 28, 2006, there was $1,302 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The Company expects to recognize that cost over a weighted average period of 1.54 years.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Quarter Ended
	September 28,	September 29,
	2006	2005
Weighted average expected stock-price volatility	54.03%	51.17%

Average risk-free interest rate	4.56%	4.10%

Average dividend yield	0.00%	0.00%

Weighted average expected option life (in years)	5.76	5.67

Forfeiture percentage	5.00%	0.00%
Note 5 — Retirement Plan
On August 25, 2005, the Company’s Compensation, Nominating and Corporate Governance Committee approved a Supplemental Retirement Plan (the “SERP”) to cover certain executive officers of the Company. The purpose of the SERP is to provide an unfunded, non-qualified deferred compensation monthly benefit upon retirement, disability or death to a select group of management and key employees of the Company. The monthly benefit is based upon each individual’s earnings and his number of years of service. Administrative expenses include the following net periodic benefit costs:

	Quarter Ended
	September 28,	September 29,
	2006	2005
Service cost	$66	$39
Interest cost	163	64
Amortization of prior service cost	239	80
Amortization of gain	(76)	—

Net periodic benefit cost	$392	$183

Note 6 — Distribution Channel and Product Type Sales Mix
The Company operates in a single reportable segment through which it sells various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

	Quarter Ended
	September 28,	September 29,
Distribution Channel	2006	2005
Consumer	$64,062	$65,283
Industrial	31,353	35,786
Food Service	15,685	16,447
Contract Packaging	11,147	10,478
Export	11,546	10,664

Total	$133,793	$138,658

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
	September 28,	September 29,
Product Type	2006	2005
Peanuts	20.4%	21.4%
Pecans	21.8	24.9
Cashews & Mixed Nuts	21.9	20.7
Walnuts	12.0	9.3
Almonds	13.7	14.8
Other	10.2	8.9

Total	100.0%	100.0%

Note 7 — Comprehensive Income
The Company accounts for comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income.” The Company currently has no components of comprehensive income that are required to be disclosed separately. Consequently, comprehensive income equals net income for all periods presented.
Note 8— Credit Facilities
The Company’s primary financing facility arrangements include a long-term financing facility (the “Note Agreement”) and a bank credit facility (the “Bank Credit Facility”). The Company did not comply with the minimum quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement under the Company’s Note Agreement for the first quarter of fiscal 2007, which resulted in a cross-default under the Company’s revolving Bank Credit Facility. The Company received waivers from its lenders for this non-compliance with restrictive covenants. The Company is uncertain whether it will be able to comply with the covenants and warranties in its various financing arrangements, such as the EBITDA covenant contained in its Note Agreement, in the future. If the Company does not comply with the covenants or warranties in its financing arrangements in the future, the Company will seek waivers from its lenders; however, there can be no assurance that in such case waivers will be received or that such waivers will be on commercially reasonable terms that are not adverse to the Company. In light of the non-compliance with the restrictive covenant as a result of the Company’s performance for the first quarter of fiscal 2007, and the uncertainty relating to the Company’s ability to comply with covenants and warranties during future periods, amounts due pursuant to the Note Agreement for the first quarter of fiscal 2007 are classified as currently due.
The Company’s announcement on November 22, 2006 that the consolidated financial statements in its Form 10-K for fiscal 2006 filed on September 27, 2006 could no longer be relied upon caused a default pursuant to the Company’s Note Agreement and Bank Credit Facility. In addition, the Company did not file this quarterly report on Form 10-Q for the quarter ended September 28, 2006 with the Securities and Exchange Commission by the November 27, 2006 deadline required in the Note Agreement, which caused an additional event of default pursuant to the Note Agreement. The Company has received waivers from its lenders for these events of non-compliance. Non-compliance with any future covenant or warranty requirements would allow the lenders to demand immediate payment. If waivers are not received or acceptable terms renegotiated with respect to future non-compliance with covenant or warranty requirements, the Company’s ability to pursue its business plans, objectives and its ability to continue as a going concern would be adversely affected.
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
Note 9—Management’s Plans To Continue as a Going Concern
The Company’s ability to continue as a going concern is dependent on the ability of the Company to realize a profit from future operations and, in the near term, either obtain funding from outside sources or on-going waivers from the Company’s primary secured lenders. The reclassification of the Long-term Debt as a current liability, the extent of the losses in fiscal 2006 and the first quarter of fiscal 2007, the non-compliance with loan covenants and uncertainties related to meeting financial covenants in the Company’s debt agreements raises substantial doubt as to whether the Company will continue as a going concern for a period of at least twelve months. The significant losses incurred for fiscal 2006 and the first quarter of fiscal 2007 were caused in large part by the decline in the market price for almonds after the crop was procured. The Company recently announced that it will no longer purchase almonds directly from growers and will discontinue its almond handling operation conducted at its Gustine, California facility during the first quarter of calendar 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold.
Management plans to address the Company’s ability to continue as a going concern include: (1) discontinue purchasing almonds directly from growers and its almond handling operation to reduce commodity risk and unprofitable almonds sales in the industrial distribution channel; (2) implement merchandising, retail operating and marketing plans to help to increase unit sales and gross margin; (3) conduct a profitability review of all items that it sells and reduce unprofitable items; (4) reduce manufacturing spending and costs associated with excess waste in its Gustine facility to improve gross margin; and (5) if necessary, attempt to obtain waivers from the Company’s lenders with respect to any future events of default pursuant to the Company’s financing arrangements.
Management believes that the implementation of the initiatives described above should enhance future operating performance; however, the discontinuance of the almond handling operation and the efforts to reduce unprofitable items will likely lead to a decline in net sales in the latter half of fiscal 2007 and fiscal 2008. Virtually all of these sales were significantly unprofitable in fiscal 2006 and are expected to generate a nominal gross profit in fiscal 2007. The discontinuance of purchasing almonds directly from growers is expected to free up working capital for debt reduction and/or purchases of other nuts that typically deliver a higher gross profit than the gross profit from almonds.
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
Note 10— Interest Cost
The following is a breakout of interest cost:

	Quarter Ended
	September 28,	September 29,
	2006	2005
Gross interest cost	$2,240	$1,766
Capitalized interest	(570)	(251)

Interest expense	$1,670	$1,515

Note 11— Property Sale and Leaseback Transactions
In furtherance of its facility consolidation project, the Company sold its Chicago area facilities in July 2006. The Company sold a facility, a portion of which was owned directly by the Company and the remaining portion owned by a consolidated partnership, a variable interest entity. The lease between the Company and the partnership was terminated in July 2006 upon completion of the property sale transaction. The related party partnership sold the property to a third party, which is leasing back the property to the Company through December 2007 with a three to nine month renewal option for the time period necessary to transition operations to the new Elgin facility. The proceeds upon disposition of the property by the partnership totaled $9.6 million (with $2.0 million directly allocable to the Company owned portion of the property), resulting in the Company recognizing a gain of approximately $4.6 million (net of $1.3 million being deferred and amortized as reductions in rental expense over the lease term), with offsetting amounts applicable to the partnership’s minority interest of $4.6 million. As the Company was the primary beneficiary of the partnership, upon consolidation of the partnership the deficit, which includes losses in excess of the minority interest, was absorbed by the Company. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of approximately $1.1 million were recovered by the Company to the extent such losses were previously allocated to the Company operations in consolidation and reduced any gain allocable to the partnership interest.
Also in July 2006, the Company sold its Arlington Heights and Arthur Avenue facilities for a combined $7.8 million in proceeds and is leasing back the facilities from the purchaser. The Arlington Heights facility is being leased back through December 2008 with a three to ninth month renewal option. The Arthur Avenue facility is being leased back through August 2008 with a three to nine month renewal option. The gain on these property sale transactions totaled $1.8 million, net of $1.2 million being deferred and amortized as reductions in rental expense over the lease terms, which range from 17 to 29 months. In order to sell the Arlington Heights facility, the Company prepaid its existing mortgage obligations of $1,684 plus a $279 prepayment fee.
Note 12— Financing Obligation
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. See Note 11 in this Form 10-Q and Note 3 in the Company’s 2006 Annual Report filed on Form 10-K/A for the year ended June 29, 2006 for discussion of partnership transaction in fiscal 2006 and 2007.
Note 13—Commitments and Contingencies
The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.
Note 14— Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement was effective for the quarter of fiscal 2007 for accounting changes and corrections of errors made. SFAS 154 was applied in the correction of errors in the previously issued financial statements for the year ended June 29, 2006.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation becomes effective for fiscal 2008. The Company is currently assessing the impact of FASB Interpretation No. 48 on the Company’s financial position, results of operations and cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 became effective in fiscal 2007. Adoption of SAB 108 in the first quarter did not have a material impact on the Company’s financial position, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements no. 87, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize on a prospective basis the funded status of their defined benefit pension and postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income, net of tax. The Company is currently evaluating the provisions of SFAS 158 on the Company’s consolidated financial position, results of operations and cash flows.
Note 15—Restatements
The Company’s Report on Form 10-K for the year ended June 29, 2006 was amended in order to restate the Company’s Consolidated Financial Statements as of and for the year ended June 29, 2006. The restatement includes the reclassification of Long-term Debt as it relates to the note purchase agreement dated as of December 16, 2004, as amended (the “Note Agreement”), as Current Maturities of Long-term Debt. When the Company filed its financial statements for the year ended June 29, 2006 on Form 10-K on September 27, 2006, management concluded that $54.2 million of debt related to the Note Agreement was properly classified as Long-term Debt. That determination was based upon, among other things, a forecast (the “Forecast”) the Company prepared indicating that the Company would be able to attain the minimum quarterly adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels required by the Note Agreement throughout fiscal 2007, as well as satisfy other non-financial covenants contained in the Note Agreement and other borrowing arrangements. The Company did not achieve the minimum quarterly EBITDA covenant for the quarter ended September 28, 2006 by a material amount, which caused the Company to reevaluate the accuracy of the Forecast, the reasonableness of assumptions underlying the Forecast and its related conclusions with respect to expected covenant compliance. The Company subsequently determined that the Forecast did not take into consideration information available to the Company in connection with classifying amounts as current and non-current in its June 29, 2006 balance sheet and therefore the balance sheet classification of the Long-term Debt was not accurate. If such information had been incorporated in the Forecast and considered by management in evaluating the classification of affected debt obligations, the Company would have concluded that the Company would not meet the EBITDA covenant for the first quarter of fiscal 2007 and accordingly the obligations pursuant to the Note Agreement would have been classified as Current Maturities of Long-term Debt in the consolidated financial statements as of and for the year ended June 29, 2006.
As a result of the revised Forecast described above, the Company also reevaluated its 2006 impairment test of the carrying value of goodwill and reconsidered the need for a valuation allowance with respect to state income tax net operating loss (NOL) carryforwards. The Company used a forecast in the original goodwill impairment test that failed to consider certain information and as a result led the Company to conclude the goodwill was not impaired. By using the revised forecast which considered all known facts, the Company has determined that the fair market value was below book value of their reporting unit. As a result the Company restated fiscal 2006 to recognize an impairment of the remaining goodwill balance of $1.2 million.
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
The Company also restated its financial statements for the year ended June 29, 2006 to consolidate a variable interest entity. The Company leased certain properties during 2006 from two related party partnerships, one of which was terminated in March 2006 and the other terminated in July 2006. The Company’s Balance Sheet as of June 29, 2006 has been adjusted to consolidate the one partnership leasing a facility to the Company as of June 29, 2006. As a result, Current Maturities of Long-term Debt increased by $1.2 million and Buildings increased by $0.7 million. The cumulative effect of this item of $0.5 million was recorded in Cost of Sales in the Statement of Operations for the year ended June 29, 2006. In connection with the sale of the property in March 2006, the Company recognized a gain of approximately $3.5 million in other income and expense, together with an equal and offsetting amount applicable to the partnership’s minority interest, as the partnership and not the Company is entitled to the net proceeds from the sale.
The restated financial statements as of and for the year ended June 29, 2006 adjusted the individual financial statement line items detailed below and impact certain related footnote disclosures. Note 2 of the restated financial statements describes the ability of the Company to continue as a going concern.
The effects of the restatements on the Consolidated Balance Sheet as of June 29, 2006 are summarized below:

	June 29,
	2006	June 29,
	As Previously	2006
	Reported	As Restated
Consolidated Balance Sheet

Buildings	$63,438	$64,146
Total Property, Plant and Equipment	156,151	156,859
Goodwill	1,242	—
Total Assets	391,446	390,912
Current Maturities of Long-term Debt	12,304	67,717
Total Current Liabilities	135,732	191,145
Long-term Debt, less current maturities	59,785	5,618
Long-term Deferred Income Taxes	5,885	6,385
Total Long-term Liabilities	73,324	19,657
Retained Earnings	83,667	81,387
Total Stockholders’ Equity	182,390	180,110
Total Liabilities & Stockholders’ Equity	391,446	390,912
The restatements had no impact on the quarter ended September 29, 2005 Consolidated Balance Sheets, Statements of Operations and Cash Flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2007 are to the fiscal year ending June 28, 2007. References herein to fiscal 2006 are to the fiscal year ended June 29, 2006. References herein to the first quarter of fiscal 2007 are to the quarter ending September 28, 2006. References herein to the first quarter of fiscal 2006 are to the quarter ended September 29, 2005. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc., and JBSS Properties, LLC.
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
The Company’s results for the first quarter of fiscal 2007 were disappointing in terms of both sales and earnings. Net sales decreased by 3.5% to $133.8 million for the first quarter of fiscal 2007 compared to $138.7 million for the first quarter of fiscal 2006. Sales volume, as measured in pounds, increased by 3.5% for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, though the sources of the increase were primarily in unprocessed items such as inshell walnut sales to the export market and raw peanut sales to peanut processors in the industrial distribution channel. Sales volume in the consumer distribution channel decreased by 5.7% during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The loss of the private label business at a major customer during the fourth quarter of fiscal 2006 and the decline in business at another major customer were not overcome through the addition of new customers and the expansion of business at existing customers. The Company realized a net loss of $4.8 million for the first quarter of fiscal 2007 compared to a net loss of $1.1 million for the first quarter of fiscal 2006. The first quarter of fiscal 2007 results includes $3.0 million of gains related to the sale of the Company’s Chicago area facilities.
The Company’s unfavorable operating results have caused non-compliance with certain restrictive covenants under its financing facilities. Specifically, for the first quarter of fiscal 2007 the Company did not achieve the minimum quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement under its long-term financing facility (the “Note Agreement”) which is a cross-default under the Company’s bank credit facility (the “Bank Credit Facility”). The Company received waivers from their lenders on November 13, 2006.
The Company’s announcement on November 22, 2006 that the consolidated financial statements in its Form 10-K for fiscal 2006 filed on September 27, 2006 could no longer be relied upon caused a default pursuant to the Company’s Note Agreement and Bank Credit Facility. In addition, the Company did not file this quarterly report on Form 10-Q for the quarter ended September 28, 2006 with the Securities and Exchange Commission by the November 27, 2006 deadline required in the Note Agreement, which caused an additional event of default pursuant to the Note Agreement. The Company has received waivers from its lenders for these events of non-compliance. Non-compliance with any future covenant or warranty requirements would allow the lenders to demand immediate payment. If waivers are not received or acceptable terms renegotiated with respect to future non-compliance with covenant or warranty requirements, the Company’s ability to pursue its business plans, objectives and its ability to continue as a going concern would be adversely affected.
Obtaining alternative financing for amounts due pursuant to the Note Agreement would allow the Company to eliminate the restrictive EBITDA covenant that the Company did not comply with in the first quarter of fiscal 2007 as well as the related uncertainty as to whether the Company will be able to comply with such covenant in the future. The Company believes it would be able to secure alternative financing for the amounts due pursuant to the Note Agreement through conventional mortgages without a restrictive EBITDA covenant; however, there can be no assurance that such alternative financing could be obtained, that the new lenders would be willing to negotiate on terms acceptable to the Company, or that the Company would receive the consent for such refinancing required by its Bank Credit Facility. The Bank Credit Facility does not contain a restrictive EBITDA covenant; however, a default under the Note Agreement triggers a default under the Bank Credit Facility. If the Company attempts to secure alternative financing for amounts due under the Note Agreement, it does not anticipate that it would also attempt to secure alternative financing for amounts due pursuant to the Bank Credit Facility. Sustained losses by the Company, the inability to receive waivers from the Company’s lenders, if necessary, secure alternative financing for amounts due pursuant to the Note Agreement, and/or future non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows and raises substantial doubt with respect to the Company’s ability to continue as a going concern.
On November 14, 2006, the Company received an initial Staff Determination Letter from The Nasdaq Stock Market indicating that the Company is not in compliance with the filing requirements for continued listing under Marketplace Rule 4310(c)(14) due to the delayed filing of this quarterly report on Form 10-Q for the period ended September 28, 2006. The Company filed a notice of appeal of the Staff Determination, which temporarily stayed the delisting action, pending a final written decision by the Nasdaq Listing Qualifications Panel. A hearing is scheduled to be held on December 20, 2006; however, the Company believes that it will have regained compliance with the criteria for continued listing, as evidenced by this filing, and can continue to sustain compliance with the requirements of the Marketplace Rules. Until a final written decision by the Nasdaq Listing Qualifications Panel is made, or until the Listing Analyst determines that the deficiency is moot and the hearing is cancelled, there can be no assurance that the Panel will grant the Company’s request for continued listing. If the Company is unable to comply with its filing deadlines in the future, the Company’s securities could be delisted, which would materially and adversely affect the liquidity and trading price of the Company’s Common Stock.
Almonds continue to significantly reduce the Company’s profitability. Virtually all almond handlers are owned in whole or in part by almond growers, which has resulted in competitive challenges for the Company in recent crop years. In November 2006, the Company announced that it will no longer purchase almonds directly from growers and will discontinue its almond handling operation at its Gustine, California facility during the first quarter of calendar 2007 when the processing of current crop year almonds purchased directly from growers is completed. The Company is discontinuing its almond handling operation in order to reduce commodity risk and to eliminate the significant labor costs associated with processing almonds that could not be recovered completely when the almonds are sold. During the first quarter of fiscal 2007, the Company transitioned into a new crop year with high cost 2005 crop year almonds still on hand in a declining price environment. All sales of 2005 crop year almond inventories were completed in November 2006 and management believes that almonds will deliver normal profit margins in the future. Management is currently assessing the redeployment of the machinery and equipment in the almond handling operation to be discontinued to other operations in the Gustine facility or to its other facilities. The Company performed a review of the carrying value of the assets related to its Gustine operation and concluded that no impairment of the carrying value currently exists.
Walnuts also negatively affected the Company’s profitability in the first quarter of fiscal 2007. The Company was burdened by the impact of having to increase its final settlement payments to walnut growers in the third quarter of fiscal 2006 after a majority of its walnut sales were contracted at fixed prices. Consequently, walnut sales have delivered nominal gross margins for the last three quarters. As the Company enters into new walnut sales contracts with its customers, selling prices should be more in line with walnut acquisition costs, and walnut gross margins should return to normal levels.
As noted above, the Company faces a number of challenges in the future. Specific challenges, among others, include the Company’s sustained losses, non-compliance with the Company’s financing arrangements, and the possibility of future non-compliance with the Company’s financing arrangements. In addition, the Company’s Chicago area processing facilities operate at full capacity at certain times during the year. If the Company experiences growth in unit volume sales, it could exceed its capacity to meet the demand for its products, especially prior to the completion of the facility consolidation project. The Company faces potential disruptive effects on its business, such as cost overruns for the construction of the new facility or business interruptions that may result from the transfer of production to the new facility. For example, the total projected cost of the new facility is now estimated at approximately $110 million, which would be $15 million higher than original estimates. In addition, the Company will continue to face the ongoing challenges of its business such as fluctuating commodity costs, food safety and regulatory issues and the maintenance and growth of its customer base. See Item 1A — “Risk Factors” and the information referenced therein.
Total inventories were approximately $142.4 million at September 28, 2006, a decrease of $22.0 million, or 13.4%, from the balance at June 29, 2006, and a decrease of $56.0 million, or 28.2%, from the balance at September 29, 2005. The decrease from June 29, 2006 to September 28, 2006 is due primarily to decreases in inshell walnuts and pecans through the normal shelling process before the receipt of 2006 crop nuts. The decrease from September 29, 2005 to September 28, 2006 is primarily due to decreases in the quantities on hand of almonds, finished goods, walnuts and cashews, which was offset partially by increases in pecans and peanuts. Also contributing to the decrease in inventories at September 28, 2006 compared to September 29, 2005 are lower costs for all nut types with the exception of walnuts. The decrease in almond quantities is due to significantly lower purchases for the 2005 crop year than the 2004 crop year. The Company began receiving the 2006 crop year almonds during the first quarter of fiscal 2007. The average cost of these almonds is $0.98 per pound lower than the cost of the 2005 crop year almonds during the first quarter of fiscal 2006. The decrease in finished goods and cashews is primarily due to more effective inventory management, focusing on inventory reduction in order to capitalize on anticipated market price declines in fiscal 2007. The average cost for cashews declined by $0.48 per pound in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The decrease in walnut quantities is due to a later harvest of the 2006 crop year walnuts compared to the 2005 crop year. The average cost of walnuts in the 2006 crop year is virtually unchanged from the average cost in the 2005 crop year. Net accounts receivable were $41.5 million at September 28, 2006, an increase of $6.0 million, or 16.9%, from the balance at June 29, 2006, and an increase of $0.2 million from the balance at September 29, 2005. The increase from June 29, 2006 to September 28, 2006 is due to higher monthly sales in September 2006 than in June 2006 due to the seasonality of the business. Accounts receivable allowances were $5.2 million at September 28, 2006, an increase of $1.4 million and $1.0 million over the amounts at June 29, 2006 and September 29, 2005, respectively. The primary reason for the increase in accounts receivable allowances is an increase in promotional activity, such as marketing funds and rebates, at retail customers.
The Company is currently undertaking a facility consolidation project as a means of expanding its production capacity and enhancing the efficiency of its operations. As part of the facility consolidation project, on April 15, 2005, the Company closed on the $48.0 million purchase of a site in Elgin, Illinois (the “Current Site”). The Current Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller for a three year period, with options for an additional seven years. The remaining portion of the office building may be leased to third parties; however, further capital expenditures, such as for increased parking availability, will be necessary to lease a substantial portion of the remaining space. The 653,302 square foot warehouse was expanded to slightly over 1,000,000 square feet during fiscal 2006 and is being modified to serve as the Company’s principal processing and distribution facility and the Company’s headquarters. The Company transferred its primary Chicago area distribution facility from a leased location to the Current Site in July 2006. Processing operations began at the Current Site in the second quarter of fiscal 2007, with operations moving from the existing Chicago area locations, and new equipment installed, beginning in the second quarter of fiscal 2007 and continuing on a gradual basis through the end of calendar 2008.
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
In furtherance of its facility consolidation project, the Company sold its Chicago area facilities in July 2006. The Company sold a facility, a portion of which was owned directly by the Company and the remaining portion owned by a consolidated partnership, a variable interest entity. The lease between the Company and the partnership was terminated in July 2006 upon completion of the property sale transaction. The related party partnership sold the property to a third party, which is leasing back the property to the Company through December 2007 with a three to nine month renewal option for the time period necessary to transition operations to the new Elgin facility. The proceeds upon disposition of the property by the partnership totaled $9.6 million (with $2.0 million directly allocable to the Company owned portion of the property), resulting in the Company recognizing a gain of approximately $4.6 million (net of $1.3 million being deferred and amortized as reductions in rental expense over the lease term), with offsetting amounts applicable to the partnership’s minority interest of $4.6 million. As the Company was the primary beneficiary of the partnership, upon consolidation of the partnership the deficit, which includes losses in excess of the minority interest, was absorbed by the Company. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of approximately $1.1 million were recovered by the Company to the extent such losses were previously allocated to the Company operations in consolidation and reduced any gain allocable to the partnership interest.
Also in July 2006, the Company sold its Arlington Heights and Arthur Avenue facilities for a combined $7.8 million in proceeds and is leasing back the facilities from the purchaser. The Arlington Heights facility is being leased back through December 2008 with a three to ninth month renewal option. The Arthur Avenue facility is being leased back through August 2008 with a three to nine month renewal option. The gain on these property sale transactions totaled

$1.8 million, of which $1.2 million is being deferred and amortized as reductions in rental expense over the lease terms, which range from 17 to 29 months. In order to sell the Arlington Heights facility, the Company prepaid its existing mortgage obligations of $1,684 plus a $279 prepayment fee.
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships have substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. See Note 11 in this Form 10-Q and Note 3 in the Company’s 2006 Annual Report filed on Form 10-K/A for the year ended June 29, 2006 for discussion of partnership transaction in fiscal 2006 and 2007.
The Company performed an analysis of its existing assets at its Chicago locations, and based on this analysis identified those assets which will be transferred to the Current Site and those that will not. For those assets which are not expected to be transferred to the Current Site, the remaining depreciation period has been reduced to reflect the Company’s estimate of the useful lives of these assets. In addition to the assets being transferred, new machinery and equipment will also be installed at the Current Site. The Company currently anticipates that operations will be fully integrated into the Current Site by December 2008. Total remaining capital expenditures for the facility consolidation project are estimated to be approximately $10 — $15 million, which the Company expects to finance through the Bank Credit Facility, available cash flow from operations, proceeds from the sale of existing facilities and rental income from the office building at the Current Site. Several uncertainties exist, such as those described and referred to under Item 1A — “Risk Factors.”
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
Prior to acquiring the Current Site, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a termination agreement with the City of Elgin whereby the Development Agreement was terminated and the Company and the City of Elgin (the “City”) became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC (“JBSS LLC”), a wholly owned subsidiary of the Company, acquired title to the Original Site by quitclaim deed, and JBSS LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers, and expects a sale to be consummated in fiscal 2008. The Company’s costs under the Development Agreement totaling $6.8 million are recorded as “Other Assets” at September 28, 2006, June 29, 2006 and September 29, 2005. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value is required.
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
RESULTS OF OPERATIONS
Net Sales
Net sales decreased to $133.8 million for the first quarter of fiscal 2007 from $138.7 million for the first quarter of fiscal 2006, a decrease of $4.9 million, or 3.5%. The decrease in net sales was caused primarily by a 5.7% decline in volume in the consumer distribution channel and lower average selling prices in the industrial, export and food service distribution channels due primarily to sales mix, as volume increases were experienced on low cost items such as unprocessed peanuts, inshell walnuts and raw almonds. The overall selling price per pound declined by 6.8% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.
Net sales in the consumer distribution channel decreased by 1.9% in dollars and 5.7% in volume in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Private label consumer sales volume decreased by 2.1% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due to the loss of business at two major customers during the last half of fiscal 2006. These decreases were partially offset by increases at other major customers. Fisher brand sales volume decreased by 11.6% in the first quarter of fiscal 2007 due to lost business during the first quarter of fiscal 2007 and promotional activity at major customers that occurred in the first quarter of fiscal 2006 that did not recur during the first quarter of fiscal 2007.
Net sales in the industrial distribution channel decreased by 12.4% in dollars in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, but increased 15.4% in terms of sales volume. The sales volume increase is due to sales of raw peanuts to other peanut processors that occurred in the first quarter of fiscal 2007. Excluding these raw peanut sales, industrial sales volume would have decreased by 3.3% in the first quarter of fiscal 2007 compared to fiscal 2006, due primarily to lost business at certain customers and reduced requirements at other customers.
Net sales in the food service distribution channel decreased by 4.6% in dollars in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, but increased 2.7% in terms of sales volume. The sales volume increase is due mainly to higher sales to customers in the airline industry. Sales volume to other foodservice customers was relatively flat.
Net sales in the contract packaging distribution channel increased by 6.4% in dollars and 3.7% in volume in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily due to the addition of a new product for an existing customer.
Net sales in the export distribution channel increased by 8.3% in dollars and 32.1% in volume in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due primarily to increased sales of inshell walnuts and the sale of whole almonds that did not meet specifications for usage in the consumer distribution channel.
The following table shows a comparison of sales by distribution channel (dollars in thousands):

	Quarter Ended
	September 28,	September 29,
Distribution Channel	2006	2005
Consumer	$64,062	$65,283
Industrial	31,353	35,786
Food Service	15,685	16,447
Contract Packaging	11,147	10,478
Export	11,546	10,664

Total	$133,793	$138,658

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
	September 28,	September 29,
Product Type	2006	2005
Peanuts	20.4%	21.4%
Pecans	21.8	24.9
Cashews & Mixed Nuts	21.9	20.7
Walnuts	12.0	9.3
Almonds	13.7	14.8
Other	10.2	8.9

Total	100.0%	100.0%

Gross Profit
Gross profit for the first quarter of fiscal 2007 decreased 56.9% to $5.7 million from $13.3 million for the first quarter of fiscal 2006. Gross margin decreased to 4.3% of net sales for the first quarter of fiscal 2007 from 9.6% for the first quarter of fiscal 2006.
The decline in gross margin primarily was attributable to a 6.8% decline in the overall price per pound sold while the average cost per pound decreased by 3.1% in the quarterly comparison. Unfavorable changes in prices and costs per pound for almonds and walnuts led to the disparity in the directional change in price and cost per pound in the quarterly comparison. The weighted average price per pound for almonds sold in the current quarter declined mainly because the Company commenced shipping against lower priced new crop almond industrial sales contracts while the Company still had high cost old crop almonds on hand. All sales of old crop year almond inventories were completed in November 2006 and almonds should deliver normal profit margins thereafter. An additional reserve of $1.3 million was recognized for new crop industrial almond sales contracts entered into during the first quarter of fiscal 2007. Walnut prices declined in part as a result of Fisher walnut promotional activity that occurred late in the first quarter of fiscal 2007 at a nominal gross margin. This promotional activity allowed the Company to secure new ongoing distribution of Fisher walnut products at a major customer. Also, $1.5 million of manufacturing expenses were incurred at the Company’s new facility in Elgin, Illinois during the first quarter of fiscal 2007 before production began at the facility. Additionally, the final shell out of pecans and one variety of walnuts, near the end of the first quarter of fiscal 2007, led to $0.6 million in net unfavorable inventory adjustments in relation to the estimated balances of these bulk inshell nuts on hand. These factors coupled with the decline in net sales led to the decline in gross profit and gross margin.
Operating Expenses
Selling and administrative expenses increased to $14.7 million, or 11.0% of net sales, for the first quarter of fiscal 2007 from $13.4 million, or 9.6% of net sales, for the first quarter of fiscal 2006. Selling expenses increased to $10.8 million, or 8.1% of net sales, for the first quarter of fiscal 2007 from $9.9 million, or 7.1% of net sales, for the first quarter of fiscal 2006. The increase was due primarily to a $0.5 million increase in freight expense and a $0.4 increase in expenses related to the Company’s new distribution facility in Elgin, Illinois. Administrative expenses increased to $3.8 million, or 2.9% of net sales, for the first quarter of fiscal 2007 from $3.5 million, or 2.5% of net sales, for the first quarter of fiscal 2006. This increase was due primarily to a $0.2 million increase in retirement plan expense due to expense being recognized for the entire quarter in the first quarter of fiscal 2007, whereas only one month of expense was recognized in the first quarter of fiscal 2006 since the retirement plan was adopted during the last month of that quarter. Also included in operating expenses for the first quarter of fiscal 2007 is a gain of $3.0 million related to the sales of properties and a related party capital lease termination.
Loss from Operations
Due to the factors discussed above, loss from operations increased to a loss of $5.9 million, or (4.4)% of net sales, for the first quarter of fiscal 2007, from $82 thousand, or (0.0)% of net sales, for the first quarter of fiscal 2006.
Interest Expense
Interest expense increased to $1.7 million for the first quarter of fiscal 2007 from $1.5 million for the first quarter of fiscal 2006. Gross interest cost increased by $0.5 million, as $0.6 million of interest was capitalized during the first quarter of fiscal 2007 compared to $0.3 million during the first quarter of fiscal 2006. The increase in gross interest cost was due primarily to higher average interest rates on the Company’s credit facilities.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense, net was $0.1 for both the first quarter of fiscal 2007 and the first quarter of fiscal 2006.

Income Taxes
Income tax benefit was $2.8 million, or 36.6% of the loss before income taxes, for the first quarter of fiscal 2007 compared to $0.6 million, or 35.3% of income before income taxes, for the first quarter of fiscal 2006.
Net Loss
Net loss was ($4.8) million, or ($0.46) per common share (basic and diluted), for the first quarter of fiscal 2007, compared to ($1.1) million, or ($0.11) per common share (basic and diluted), for the first quarter of fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund the Company’s current operations, including its facility consolidation project, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those described and referred to under Item 1A — “Risk Factors.” The primary sources of cash are changes in current assets and liabilities, proceeds from property dispositions and a financing obligation with related parties.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts the Company sells. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $18.2 million for the first quarter of fiscal 2007 compared to $31.6 million in the first quarter of fiscal 2006. The decrease is due primarily to poorer operating results in the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006. Overall inventory purchases decreased by $5.8 million, or 8.8%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, mainly due to the lower cost of almonds.
The Company received $17.5 million in proceeds from the sale of its Chicago area facilities, $7.6 million of which was received by one of the Company’s previously consolidated partnerships. The Company received $14.3 million in proceeds from the sale of its Selma, Texas properties to two related party partnerships. The transaction is being accounted for similar to that of accounting under a capital lease.
The Company repaid $6.1 million of long-term debt during the first quarter of fiscal 2007, $2.0 million of which related to the prepayment of the Arlington Heights mortgage. The Arlington Heights facility was sold during the first quarter of fiscal 2007. The remaining $4.1 million of long-term debt payments related to payments made by one of the Company’s previously consolidated partnerships.
Plans To Continue as a Going Concern
The Company’s ability to continue as a going concern is dependent on the ability of the Company to realize a profit from future operations and, in the near term, either obtain funding from outside sources or on-going waivers from the Company’s primary secured lenders. The reclassification of the Long-term Debt as a current liability, the extent of the losses in fiscal 2006 and the first quarter of fiscal 2007, the non-compliance with loan covenants and uncertainties related to meeting financial covenants in the Company’s debt agreements raises substantial doubt as to whether the Company will continue as a going concern for a period of at least twelve months. The significant losses incurred for fiscal 2006 and the first quarter of fiscal 2007 were caused in large part by the decline in the market price for almonds after the crop was procured. The Company recently announced that it will no longer purchase almonds directly from growers and will discontinue its almond handling operation conducted at its Gustine, California facility during the first quarter of calendar 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold.
Management’s plans to address the Company’s ability to continue as a going concern include: (1) discontinue purchasing almonds directly from growers and its almond handling operation to reduce commodity risk and unprofitable almond sales in the industrial distribution channel; (2) implement merchandising, retail operating and marketing plans to increase unit sales and gross margin; (3) conduct a profitability review of all items that it sells and reduce unprofitable items; (4) reduce manufacturing spending and costs associated with excess waste in its Gustine facility to improve gross margin; and (5) if necessary, attempt to obtain waivers from the Company’s lenders with respect to any future events of default pursuant to the Company’s financing arrangements.

Management believes that the implementation of the initiatives described above should enhance future operating performance, however, the discontinuance of the almond handling operation and the efforts to reduce unprofitable items will likely lead to a decline in net sales in the latter half of fiscal 2007 and fiscal 2008. Management estimates that net sales in its industrial channel could decline by approximately $30 million in fiscal 2008 as a result of discontinuing the almond handling operation. Virtually all of these sales were significantly unprofitable in fiscal 2006 and are expected to generate a nominal gross profit in fiscal 2007. The discontinuance of purchasing almonds directly from growers is expected to free up approximately $30 million in working capital for debt reduction and/or purchases of other nuts that typically deliver a superior gross profit to the gross profit from almonds.
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
Financing Arrangements
On July 27, 2006, the Company amended its unsecured prior bank credit facility into a secured facility (the “Bank Credit Facility”). The Bank Credit Facility provides for $100.0 million in secured borrowings and is comprised of (i) a working capital revolving loan which provides working capital financing of up to $93.6 million in the aggregate, and matures on July 25, 2009, and (ii) $6.4 million for the IDB Letter of Credit maturing on June 1, 2011 to secure the industrial development bonds which financed the construction of a peanut shelling plant in 1987. The Bank Credit Facility also allows for an amendment to increase the total amount of secured borrowings to $125.0 million at the election of the Company, the agent under the facility and one or more of the lenders under the facility. Borrowings under the Bank Credit Facility accrue interest at a rate, the weighted average of which was 7.65% at September 28, 2006, determined pursuant to a formula based on the agent bank’s reference rate, the prime rate and the Eurodollar rate. The interest rate varies depending upon the Company’s quarterly financial performance, as measured by the available borrowing base. The Bank Credit Facility also waived all non-compliance with financial covenants under the previous Bank Credit Facility (the “Prior Bank Credit Facility”) that existed through June 29, 2006. As of September 28, 2006, the Company had $47.2 million of available credit under the Bank Credit Facility.
The terms of the Bank Credit Facility include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios (if the borrowing base is below a designated level), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. The lenders are entitled to require immediate repayment of the Company’s obligations under the Bank Credit Facility in the event the Company defaults on payments required under the Bank Credit Facility, does not comply with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Bank Credit Facility (including a default under the Note Agreement). The Company is required to pay termination fees of $2.0 and $1.0 million if it terminates the Bank Credit Facility in the first and second years of the agreement, respectively.
In order to finance a portion of the Company’s facility consolidation project and to provide for the Company’s general working capital needs, the Company received $65.0 million pursuant to a note purchase agreement (the “Note Agreement”) entered into on December 16, 2004 with various lenders. The Note Agreement requires semi-annual principal payments of $3.6 million plus interest through December 1, 2014. As of September 28, 2006, the outstanding balance on the Note Agreement was $61.4 million. The Company has the option to prepay amounts outstanding under the Note Agreement. Any such prepayment must be for at least 5% of the outstanding amount at the time of prepayment up to 100%. A prepayment fee would be incurred based on the differential between the interest rate in the Note Agreement and 0.5% over published U.S. treasury securities having a maturity equal to the remaining average life of the prepaid principal amounts.

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
The terms of the Note Agreement, as amended, include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios, attain minimum quarterly adjusted EBITDA levels ($1.5 million, $5.5 million, $6.25 million and $8.0 million for the four quarters of fiscal 2007), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. EBITDA is calculated in accordance with provisions under the Note Agreement and may be adjusted for certain items of income and expense, including gains and losses on the sale of assets, pension expense and certain other non-cash expenses. The lenders are entitled to require immediate repayment of the Company’s obligations under the Note Agreement in the event the Company defaults on payments required under the Note Agreement, does not comply with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Note Agreement (including a default under the Bank Credit Facility).
The Company’s unfavorable operating results have caused non-compliance with certain restrictive covenants under its financing facilities. Specifically, for the first quarter of fiscal 2007 the Company did not achieve the minimum EBITDA requirement under the Note Agreement which is a cross-default under the Bank Credit Facility. The Company received waivers from their lenders on November 13, 2006.
The Company’s announcement on November 22, 2006 that the consolidated financial statements in its Form 10-K for fiscal 2006 filed on September 27, 2006 could no longer be relied upon caused a default pursuant to the Company’s Note Agreement and Bank Credit Facility. In addition, the Company did not file this quarterly report on Form 10-Q for the quarter ended September 28, 2006 with the Securities and Exchange Commission by the November 27, 2006 deadline required in the Note Agreement, which caused an additional event of default pursuant to the Note Agreement. The Company has received waivers from its lenders for these events of non-compliance. Non-compliance with any future covenant or warranty requirements would allow the lenders to demand immediate payment. If waivers are not received or acceptable terms renegotiated with respect to future non-compliance with covenant or warranty requirements, the Company’s ability to pursue its business plans, objectives and its ability to continue as a going concern would be adversely affected.
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
As of September 28, 2006, the Company had $5.8 million in aggregate principal amount of industrial development bonds outstanding, which was originally used to finance the acquisition, construction and equipping of the Company’s Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand by the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $0.3 million in fiscal 2007 to $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships have substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. See Note 11 in this Form 10-Q and Note 3 in the Company’s 2006 Annual Report filed on Form 10-K/A for the year ended June 29, 2006 for discussion of partnership transaction in fiscal 2006 and 2007.
Capital Expenditures
The Company spent $1.6 million on capital expenditures unrelated to the facility consolidation project during the first quarter of fiscal 2007 compared to $3.0 million during the first quarter of fiscal 2006. Capital expenditures for fiscal 2007 that are unrelated to the facility consolidation project are expected to be approximately $8 million for fiscal 2007. Capital expenditures related to the new facility were $16.3 million for the first quarter of fiscal 2007 compared to $2.7 million for the first quarter of fiscal 2006. The significant increase is due to the acquisition of machinery and equipment for the new facility. Limited production began at the new facility during the second quarter of fiscal 2007. The Company expects to spend an additional $10 — $15 million on the new facility from the second quarter of fiscal 2007 through its completion. The projected additional spending includes approximately $6.0 million for moving costs which will be expensed when incurred. Changes in the design of the facility and equipment requirements to adapt to changes in the industry and customer requirements primarily led to the projected increase in spending for the new facility.
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement became effective in fiscal 2007 for accounting changes and corrections of errors made. SFAS 154 was applied in the correction of errors in the previously issued financial statements for the year ended June 29, 2006.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation becomes effective for fiscal 2008. The Company is currently assessing the impact of FASB Interpretation No. 48 on the Company’s financial position, results of operations and cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 became effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements no. 87, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize on a prospective basis the funded status of their defined benefit pension and postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income, net of tax. The Company is currently evaluating the provisions of SFAS 158 on the Company’s consolidated financial position, results of operations and cash flows.
Restatements
The Company’s Report on Form 10-K for the year ended June 29, 2006 was amended in order to restate the Company’s Consolidated Financial Statements as of and for the year ended June 29, 2006. The restatement includes the reclassification of Long-term Debt as it relates to the note purchase agreement dated as of December 16, 2004, as amended (the “Note Agreement”), as Current Maturities of Long-term Debt. When the Company filed its financial statements for the year ended June 29, 2006 on Form 10-K on September 27, 2006, management concluded that $54.2 million of debt related to the Note Agreement was properly classified as Long-term Debt. That determination was based upon, among other things, a forecast (the “Forecast”) the Company prepared indicating that the Company would be able to attain the minimum quarterly adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels required by the Note Agreement throughout fiscal 2007, as well as satisfy other non-financial covenants contained in the Note Agreement and other borrowing arrangements. The Company did not achieve the minimum quarterly EBITDA covenant for the quarter ended September 28, 2006 by a material amount, which caused the Company to reevaluate the accuracy of the Forecast, the reasonableness of assumptions underlying the Forecast and its related conclusions with respect to expected covenant compliance. The Company subsequently determined that the Forecast did not take into consideration information available to the Company in connection with classifying amounts as current and non-current in its June 29, 2006 balance sheet and therefore the balance sheet classification of the long-term debt was not accurate. If such information had been incorporated in the Forecast and considered by management in evaluating the classification of affected debt obligations, the Company would have concluded that the Company would not meet the EBITDA covenant for the first quarter of fiscal 2007 and accordingly the obligations pursuant to the Note Agreement would have been classified as Current Maturities of Long-term Debt in the consolidated financial statements as of and for the year ended June 29, 2006.
As a result of the revised forecast described above, the Company also reevaluated its 2006 impairment test of the carrying value of goodwill and reconsidered the need for a valuation allowance with respect to state income tax net operating loss (NOL) carryforwards. The Company used a forecast in the original goodwill impairment test that failed to consider certain information and as a result led the Company to conclude the goodwill was not impaired. By using the revised forecast which considered all known facts, the Company has determined that the fair market value was below book value of their reporting unit. As a result the Company restated fiscal 2006 to recognize an impairment of the remaining goodwill balance of $1.2 million.
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
The Company also restated its financial statements for the year ended June 29, 2006 to consolidate a variable interest entity. The Company leased certain properties during 2006 from two related party partnerships, one of which was terminated in March 2006 and the other terminated in July 2006. The Company’s Balance Sheet as of June 29, 2006 has been adjusted to consolidate the one partnership leasing a facility to the Company as of June 29, 2006. As a result, Current Maturities of Long-term Debt increased by $1.2 million and Buildings increased by $0.7 million. The cumulative effect of this item of $0.5 million was recorded in Cost of Sales in the Statement of Operations for the year ended June 29, 2006. In connection with the sale of the property in March 2006, the Company recognized a gain of approximately $3.5 million in other income and expense, together with an equal and offsetting amount applicable to the partnership’s minority interest, as the partnership and not the Company is entitled to the net proceeds from the sale.
The restated financial statements as of and for the year ended June 29, 2006 adjusted the individual financial statement line items detailed below and impact certain related footnote disclosures. Note 2 of the restated financial statements describes the ability of the Company to continue as a going concern.

The effects of the restatements on the Consolidated Balance Sheet as of June 29, 2006 are summarized below:

	June 29,
	2006	June 29,
	As Previously	2006
	Reported	As Restated
Consolidated Balance Sheet

Buildings	$63,438	$64,146
Total Property, Plant and Equipment	156,151	156,859
Goodwill	1,242	—
Total Assets	391,446	390,912
Current Maturities of Long-term Debt	12,304	67,717
Total Current Liabilities	135,732	191,145
Long-term Debt, less current maturities	59,785	5,618
Long-term Deferred Income Taxes	5,885	6,385
Total Long-term Liabilities	73,324	19,657
Retained Earnings	83,667	81,387
Total Stockholders’ Equity	182,390	180,110
Total Liabilities & Stockholders’ Equity	391,446	390,912
The restatements had no impact on the quarter ended September 29, 2005 Consolidated Balance Sheets, Statements of Operations and Cash Flows.
FORWARD LOOKING STATEMENTS
The statements contained in this filing that are not historical (including statements concerning the Company’s expectations regarding market risk) are “forward looking statements”. These forward looking statements, which generally identified by the use of forward looking words and phrases such as “intends”, “may”, “believes” and “expects”, represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors, including the factors set forth in reports and other documents filed with or furnished to the Securities and Exchange Commission, including in the Company’s annual report on Form 10-K and Item 1A. below, that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events that may be subject to circumstances beyond the Company’s control. Consequently, results actually achieved may differ materially from the expected results included in these statements.
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
The Company is exposed to interest rate risk on the Bank Credit Facility, its only variable rate credit facility because the Company has not entered into any hedging instruments that fix the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had a $0.1 million impact on the Company’s net income and cash flows from operating activities.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)) as of September 28, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at the reasonable assurance level due to the material weaknesses described below that were disclosed in the Company’s amended form 10-K for 2006 and that continued to exist at September 28, 2006.
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

These control deficiencies could result in a misstatement of the aforementioned account balances and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitutes a material weakness at September 28, 2006.
The Company’s management is in the process of remediating these material weaknesses through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of its consolidated statements. Management will monitor, evaluate and test the operating effectiveness of these controls.
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
3. Engage a consultant to review its monthly closing process to further improve the timeliness and accuracy of both the interim and quarterly closing processes. This effort will also focus on improving the timing related to preparation of SEC filings as well.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 28, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.
Item 1A. Risk Factors
In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 29, 2006, which could materially affect the Company’s business, financial condition or future results should be considered. There were no significant changes to the risk factors identified on the Form 10-K/A for the fiscal year ended June 29, 2006 during the first quarter of fiscal 2007.
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 15, 2006.

JOHN B. SANFILIPPO & SON, INC
By:	/s/ Michael J. Valentine
Michael J. Valentine
Chief Financial Officer and Group President

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Registrant(13)

3.2	Bylaws of Registrant(1)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

4.3	Limited Waiver and Second Amendment to Note Purchase Agreement (the “Note Agreement”) in the amount of $65 million by the Company with The Prudential Insurance Company of America, Pruco Life Insurance Company, American Skandia Life Assurance Corporation, Prudential Retirement Ceded Business Trust, ING Life Insurance and Annuity Company, Farmers New World Life Insurance Company, Physicians Mutual Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, United of Omaha Life Insurance Company and Jefferson Pilot Financial Insurance Company (collectively the “Noteholders”) dated as of July 25, 2006(19)

4.4	Note in the principal amount of $7,749,166.67 executed by the Company in favor of Prudential Insurance Company of America, dated June 1, 2006(19)

4.5	Note in the principal amount of $1,945,555.56 executed by the Company in favor of Pruco Life Insurance Company, dated June 1, 2006(19)

4.6	Note in the principal amount of $7,980,555.55 executed by the Company in favor of ING Life Insurance and Annuity Company, dated June 1, 2006(19)

4.7	Note in the principal amount of $1,261,777.78 executed by the Company in favor of American Skandia Life Insurance Corporation, dated June 1, 2006(19)

4.8	Note in the principal amount of $3,210,166.67 executed by the Company in favor of Prudential Retirement Insurance and Annuity Company, dated June 1, 2006(19)

4.9	Note in the principal amount of $3,919,444.44 executed by the Company in favor of Farmers New World Life Insurance Company, dated June 1, 2006(19)

4.10	Note in the principal amount of $2,266,666.79 executed by the Company in favor of How & Co., dated June 1, 2006(19)

4.11	Note in the principal amount of $9,444,444.44 executed by the Company in favor of Great-West Life & Annuity Insurance Company, dated June 1, 2006(19)

4.12	Note in the principal amount of $9,444,444.44 executed by the Company in favor of Mac & Co., dated June 1, 2006(19)

4.13	Note in the principal amount of $4,722,222.22 executed by the Company in favor of Jefferson Pilot Financial Insurance Company, dated June 1, 2006(19)

4.14	Note in the principal amount of $9,444,444.44 executed by the Company in favor of United of Omaha Life Insurance Company, dated June 1, 2006(19)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.4	The Registrant’s 1995 Equity Incentive Plan(4)

Exhibit
Number	Description

10.5	The Registrant’s 1998 Equity Incentive Plan(5)

10.6	First Amendment to the Registrant’s 1998 Equity Incentive Plan(6)

10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

10.8	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(8)

10.10	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(8)

10.11	Development Agreement dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(9)

10.12	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(9)

10.13	Agreement for Purchase and Sale between Matsushita Electric Corporation of America and the Company, dated December 2, 2004(10)

10.14	First Amendment to Purchase and Sale Agreement dated March 2, 2005 by and between Panasonic Corporation of North America (“Panasonic”), f/k/a Matsushita Electric Corporation, and the Company(11)

10.15	Office Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(12)

10.16	Warehouse Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(12)

10.17	Construction contract dated August 18, 2005 between the Company and McShane Construction Corporation, as general contractor(14)

10.18	The Registrant’s Supplemental Retirement Plan(14)

10.19	Form of Option Grant Agreement under 1998 Equity Incentive Plan(14)

10.20	Termination Agreement dated as of January 11, 2006, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(15)

10.21	Assignment and Assumption Agreement dated March 28, 2006 by and between JBSS Properties LLC and the City of Elgin, Illinois(16)

10.22	Agreement of Purchase and Sale between the Company and Prologis(17)

10.23	Agreement for Purchase of Real Estate and Related Property between the Company and Arthur/Busse Limited Partnership(18)

10.24	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 3001 Malmo Drive, Arlington Heights, Illinois(18)

10.25	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 2299 Busse Road, Elk Grove Village, Illinois(18)

10.26	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 1851 Arthur Avenue, Elk Grove Village, Illinois(18)

Exhibit
Number	Description

10.27	Amended and Restated Agreement by and among the Company, U.S. Bank National Association (“USB”), LaSalle Bank National Association (“LSB”) and ING Capital LLC (“ING”) (collectively, the “Lenders”), dated July 25, 2006(19)

10.28	Line of Credit Note in the principal amount of $45.0 million executed by the Company in favor of USB, dated July 25, 2006(19)

10.29	Line of Credit Note in the principal amount of $35.0 million executed by the Company in favor of LSB, dated July 25, 2006(19)

10.30	Line of Credit Note in the principal amount of $20.0 million executed by the Company in favor of ING, dated July 25, 2006(19)

10.31	Security Agreement by and between the Company and USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(19)

10.32	Mortgage made by the Company related to its Elgin, Illinois property to USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(19)

10.33	Deed of Trust made by the Company related to its Gustine, California property for the benefit of USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(19)

10.34	Trademark License Agreement by and between the Company and USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(19)

10.35	Agreement for Purchase of Real Estate and Related Property by and among the Company, as Seller, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Purchasers(20)

10.36	Industrial Building Lease by and between the Company, as Tenant, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Landlord, dated September 20, 2006(20)

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-100	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681), as amended by the certificate of amendment filed as an appendix to the Registrant’s 2004 Proxy Statement filed on September 8, 2004.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 26, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 26, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Amendment No. 2), Registration No. 333-112221, as filed with the Commission on March 10, 2004.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 2, 2004 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2005 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2005 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 29, 2005 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2006 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2006 (Commission File No. 0-19681).

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2006 (Commission File No. 0-19681).