Form 10-Q
period 2006-12-28
SANFILIPPO JOHN B & SON INC
filed 2007-02-06
CIK 880117

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2006
Commission File Number 0-19681
JOHN B. SANFILIPPO & SON, INC.
A Delaware Corporation
EIN 36-2419677
2299 Busse Road
Elk Grove Village, Illinois 60007
(847) 593-2300
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes       ☑  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company. ☐ Yes ☑ No
As of February 6, 2007, 8,115,849 shares of the Registrant’s Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 28, 2006
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2006	2005	2006	2005
Net sales	$177,654	$191,077	$311,447	$329,735
Cost of sales	158,516	174,938	286,586	300,316

Gross profit	19,138	16,139	24,861	29,419

Operating expenses:
Selling expenses	11,253	11,135	22,071	21,021
Administrative expenses	4,128	3,742	7,961	7,218
Gain related to real estate sales	—	—	(3,047)	—

Total operating expenses	15,381	14,877	26,985	28,239

Income (loss) from operations	3,757	1,262	(2,124)	1,180

Other expense:
Interest expense ($334, $156, $334 and $318 to related parties)	(1,784)	(1,149)	(3,454)	(2,664)
Rental and miscellaneous expense, net	(37)	(122)	(96)	(268)

Total other expense, net	(1,821)	(1,271)	(3,550)	(2,932)

Income (loss) before income taxes	1,936	(9)	(5,674)	(1,752)
Income tax expense (benefit)	700	55	(2,089)	(560)

Net income (loss)	$1,236	$(64)	$(3,585)	$(1,192)

Basic and diluted earnings (loss) per common share	$0.12	$(0.01)	$(0.34)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 28,		December 29,
	2006	June 29, 2006	2005
ASSETS
CURRENT ASSETS:
Cash	$4,498	$2,232	$3,245
Accounts receivable, less allowances of $6,530, $3,766 and $5,887	43,627	35,481	47,208
Inventories	165,784	164,390	209,488
Income taxes receivable	8,847	6,427	1,818
Deferred income taxes	3,022	2,984	1,808
Prepaid expenses and other current assets	1,631	2,248	1,537
Asset held for sale	5,569	—	—

TOTAL CURRENT ASSETS	232,978	213,762	265,104

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	10,299	10,353
Buildings	76,358	64,146	66,442
Machinery and equipment	129,195	109,391	106,977
Furniture and leasehold improvements	5,439	5,440	5,582
Vehicles	2,880	2,897	3,078
Construction in progress	31,272	53,811	26,752

	254,607	245,984	219,184
Less: Accumulated depreciation	112,241	117,094	116,709

	142,366	128,890	102,475
Rental investment property, less accumulated depreciation of $1,320, $924 and $528	27,573	27,969	28,365

TOTAL PROPERTY, PLANT AND EQUIPMENT	169,939	156,859	130,840

Intangible asset – minimum retirement plan liability	6,197	6,197	10,467
Cash surrender value of officers’ life insurance and other assets	6,361	5,440	4,564
Development agreement	1,237	6,806	6,802
Goodwill	—	—	1,242
Brand name, less accumulated amortization of $6,285, $6,072 and $5,858	1,635	1,848	2,062

TOTAL ASSETS	$418,347	$390,912	$421,081

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 28,		December 29
	2006	June 29, 2006	2005
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$56,755	$64,341	$27,817
Current maturities of long-term debt, including related party debt of $192, $4,279 and $751	58,535	67,717	72,073
Accounts payable, including related party payables of $676, $140 and $799	60,408	27,944	75,142
Book overdraft	11,700	14,301	12,640
Accrued payroll and related benefits	6,060	5,930	5,839
Accrued workers’ compensation	6,082	5,619	4,534
Other accrued expenses	6,277	5,293	4,441

TOTAL CURRENT LIABILITIES	205,817	191,145	202,486

LONG-TERM LIABILITES:
Long-term debt, less current maturities, including related party debt of $13,962, $0 and $3,541	20,368	5,618	5,275
Retirement plan	8,318	7,654	11,197
Deferred income taxes	6,667	6,385	6,817
Other	404	—	—

TOTAL LONG-TERM LIABILITIES	35,757	19,657	23,289

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,115,849, 8,112,099 and 8,103,559 shares issued and outstanding	81	81	81
Capital in excess of par value	100,068	99,820	99,487
Retained earnings	77,802	81,387	96,916
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	176,773	180,110	195,306

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$418,347	$390,912	$421,081

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 28,	December 29,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,585)	$(1,192)
Depreciation and amortization	6,678	5,071
(Gain) on disposition of properties	(3,048)	(2)
Deferred income tax expense (benefit)	244	(392)
Stock-based compensation expense	212	288
Change in current assets and current liabilities:
Accounts receivable, net	(8,146)	(8,206)
Inventories	(1,394)	8,136
Prepaid expenses and other current assets	617	126
Accounts payable	35,598	45,234
Accrued expenses	153	1,584
Income taxes receivable	(2,420)	(2,613)
Other operating assets	(1,894)	661

Net cash provided by operating activities	23,015	48,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,452)	(5,312)
Facility expansion costs	(26,159)	(12,234)
Proceeds from disposition of properties	17,453	2
Cash surrender value of officers’ life insurance	(276)	(277)

Net cash used in investing activities	(11,434)	(17,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	74,257	47,869
Repayments of revolving credit borrowings	(81,843)	(86,613)
Principal payments on long-term debt	(9,919)	(398)
Financing obligation with related parties	14,300	—
(Decrease) increase in book overdraft	(2,601)	9,593
Issuance of Common Stock under option plans	30	24
Minority interest distribution	(3,545)	—
Tax benefit of stock options exercised	6	11

Net cash (used in) provided by financing activities	(9,315)	(29,514)

NET INCREASE IN CASH	2,266	1,360
Cash, beginning of period	2,232	1,885

Cash, end of period	$4,498	$3,245

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	1,108	133
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except where noted and per share data)
Note 1 — Basis of Presentation
John B. Sanfilippo & Son, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties LLC. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters).
In the opinion of the Company’s management, the accompanying statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The extent of the Company’s losses in fiscal 2006 and the first twenty-six weeks of fiscal 2007, the prior non-compliance with restrictive covenants under its primary financing facilities and uncertainties related to meeting future restrictive covenants under its primary financing facilities raise substantial doubt over the Company’s ability to continue as a going concern. See Note 9. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet as of June 29, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report filed on Form 10-K/A for the year ended June 29, 2006.
Note 2 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

	December 28,	June 29,	December 29
	2006	2006	2005
Raw material and supplies	$83,875	$77,209	$115,360
Work-in-process and finished goods	81,909	87,181	94,128

Inventories	$165,784	$164,390	$209,488

Note 3 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

			For the Twenty-six Weeks
	For the Quarter Ended		Ended
	December 28,	December 29,	December 28,	December 29,
	2006	2005	2006	2005
Weighted average shares outstanding – basic	10,591,955	10,582,562	10,591,790	10,581,365
Effect of dilutive securities:
Stock options	47,361	—	—	—

Weighted average shares outstanding – diluted	10,639,316	10,582,562	10,591,790	10,581,365

262,625 stock options with a weighted average exercise price of $15.88 were excluded from the computation of diluted earnings per share for the quarter ended December 28, 2006, due to the exercise price exceeding the average market price of the Common Stock. 376,440 stock options with a weighted average exercise price of $12.97 were excluded from the diluted earnings per share computation for the twenty-six weeks ended December 28, 2006 due to the net loss for the period. 366,440 stock options with a weighted average exercise price of $13.62 were excluded from the computation of diluted earnings per share for both the quarter and twenty-six weeks ended December 29, 2005 due to the net loss for both the quarterly and twenty-six week periods.

Note 4 – Stock-Based Compensation
At the Company’s annual meeting of stockholders on October 28, 1998, the Company’s stockholders approved a new stock option plan (the “1998 Equity Incentive Plan“) under which awards of non-qualified options and stock-based awards may be made. There are 700,000 shares of common stock authorized for issuance to certain key employees and “outside directors” (i.e. directors who are not employees of the Company or any of its subsidiaries). The exercise price of the options will be determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant, with the exception of nonqualified stock options, which can have an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. All of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. On December 28, 2006, there were 143,750 options available for distribution under this plan. Option exercises are satisfied through the issuance of new shares of Common Stock.
Activity in the Company’s stock option plans for the first twenty-six weeks of fiscal 2007 was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
		Exercise	Contractual	(in
Option	Shares	Price	Term	thousands)
Outstanding, at June 29, 2006	324,815	$13.70
Activity:
Granted	75,000	10.23
Exercised	(3,750)	6.95
Forfeited	(19,625)	15.67

Outstanding, at December 28, 2006	376,440	$12.97	6.61	$790

Exercisable, at December 28,2006	212,190	$11.55	5.76	$658

The weighted average grant date fair value of stock options granted during the first twenty-six weeks of fiscal 2007 and 2006 was $5.19 and $9.45, respectively. The total intrinsic value of options exercised during the first twenty-six weeks of fiscal 2007 and fiscal 2006 was $21 and $29, respectively.
Compensation expense attributable to stock-based compensation during the first twenty-six weeks of fiscal 2007 and 2006 was $212 and $288, respectively. As of December 28, 2006, there was $1,070 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The Company expects to recognize that cost over a weighted average period of 1.45 years.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Twenty-six Weeks Ended
	December 28,	December 29,
	2006	2005
Weighted average expected stock-price volatility	54.00%	54.65%

Average risk-free interest rate	4.57%	4.12%

Average dividend yield	0.00%	0.00%

Weighted average expected option life (in years)	5.78	5.71

Forfeiture percentage	5.00%	0.00%
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

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2006	2005	2006	2005
Service cost	$66	$115	$131	$154
Interest cost	163	193	326	257
Amortization of prior service cost	239	239	479	319
Amortization of gain	(76)	—	(153)	—

Net periodic benefit cost	$392	$547	$783	$730

Note 6 — Distribution Channel and Product Type Sales Mix
The Company operates in a single reportable segment through which it sells various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 28,	December 29,	December 28,	December 29,
Distribution Channel	2006	2005	2006	2005
Consumer	$102,922	$107,387	$166,984	$172,671
Industrial	31,293	40,723	62,646	76,508
Food Service	15,193	16,826	30,878	33,273
Contract Packaging	11,730	11,494	22,877	21,972
Export	16,516	14,647	28,062	25,311

Total	$177,654	$191,077	$311,447	$329,735

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 28,	December 29,	December 28,	December 29,
Product Type	2006	2005	2006	2005
Peanuts	16.4%	17.2%	18.3%	19.0%
Pecans	29.0	26.8	26.2	26.0
Cashews & Mixed Nuts	20.4	22.1	21.3	21.5
Walnuts	15.2	13.3	14.0	11.6
Almonds	10.3	13.3	11.9	13.9
Other	8.7	7.3	8.3	8.0

Total	100.0%	100.0%	100.0%	100.0%

Note 7 — Comprehensive Income
The Company accounts for comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income”. The Company currently has no components of comprehensive income that are required to be disclosed separately. Consequently, comprehensive income equals net income for all periods presented.
Note 8 — Credit Facilities
The Company’s primary financing facility arrangements include a long-term financing facility (the “Note Agreement”) and a revolving bank credit facility (the “Bank Credit Facility”). The Company was in compliance with all restrictive covenants under the Note Agreement and Bank Credit for the second quarter of fiscal 2007. The Company was not in compliance with the minimum adjusted quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement under the Company’s Note Agreement for the first quarter of 2007, which resulted in a cross-

default under the Company’s Bank Credit Facility. The Company received waivers from its lenders for this non-compliance with restrictive covenants. The Company is uncertain whether it will be able to comply with the covenants and warranties in its various financing arrangements, such as the minimum adjusted EBITDA covenant contained in its Note Agreement and the minimum working capital requirement contained in its Note Agreement and Bank Credit Facility, in the future. If the Company does not comply with the covenants or warranties in its financing arrangements in the future, the Company will seek waivers from its lenders; however, there can be no assurance that in such case waivers will be received or that such waivers will be on commercially reasonable terms that are not adverse to the Company. If waivers are not received or acceptable terms renegotiated with respect to future non-compliance with covenant or warranty requirements, the Company’s ability to pursue its business plans, objectives and its ability to continue as a going concern would be adversely affected. In light of the non-compliance with the restrictive covenant as a result of the Company’s performance for the first quarter of fiscal 2007, and the uncertainty relating to the Company’s ability to comply with covenants and warranties during future periods, amounts due pursuant to the Note Agreement as of December 28, 2006 are classified as currently due.
Obtaining alternative financing for amounts due pursuant to the Note Agreement would allow the Company to eliminate the restrictive EBITDA covenant that the Company did not comply with in the first quarter of fiscal 2007 as well as the related uncertainty as to whether the Company will be able to comply with such covenant in the future. The Company believes it would be able to secure alternative financing for the amounts due pursuant to the Note Agreement through conventional mortgages that do not contain a restrictive EBITDA covenant; however, there can be no assurance that such alternative financing could be obtained, that the new lenders would be willing to negotiate on terms acceptable to the Company, or that the Company would receive the consent for such refinancing required by its Bank Credit Facility. The Bank Credit Facility does not contain a restrictive EBITDA covenant; however, a default under the Note Agreement triggers a default under the Bank Credit Facility. If the Company attempts to secure alternative financing for amounts due under the Note Agreement, it does not anticipate that it would also attempt to secure alternative financing for amounts due pursuant to the Bank Credit Facility. Sustained losses by the Company, the inability to receive waivers from the Company’s lenders, if necessary, the inability to secure alternative financing for amounts due pursuant to the Note Agreement, and/or future non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows. There is also substantial doubt with respect to the Company’s ability to continue as a going concern.
Note 9—Management’s Plans to Continue as a Going Concern
The Company’s ability to continue as a going concern is dependent on the ability of the Company to realize a profit from future operations and, in the near term, obtain either funding from outside sources or on-going waivers from the Company’s primary secured lenders. The extent of the Company’s losses in fiscal 2006 and the first twenty-six weeks of fiscal 2007, the prior non-compliance with restrictive covenants under its primary financing facilities and uncertainties related to meeting future restrictive covenants under its primary financing facilities raise substantial doubt with respect to the Company’s ability to continue as a going concern. The significant losses incurred for fiscal 2006 and the first twenty-six weeks of fiscal 2007 were caused in large part by the decline in the market price for almonds after the 2005 crop was procured. Sales of the 2005 almond crop were completed in November 2006. Almond profit margins returned to normal historical levels in December 2006. The Company recently announced that it will no longer purchase almonds directly from growers and will discontinue its almond handling operation conducted at its Gustine, California facility during the first quarter of calendar 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold.
In addition, Management’s plans to further address the Company’s ability to continue as a going concern include: (1) conducting a profitability review of all items that it sells and reducing unprofitable items; (2) implementing merchandising, retail operating and marketing plans to help increase unit sales and gross margin; (3) continuing to reduce manufacturing spending and costs associated with excess waste in its Gustine facility to improve gross margin; and (4) if necessary, attempt to obtain waivers from the Company’s lenders with respect to any future events of default pursuant to the Company’s financing arrangements. During the second quarter of fiscal 2007, Management began addressing the items discussed above, and will continue to address these items in the future. Specifically, profitability reviews are being conducted for all major items. In certain cases, sales are being eliminated to customers that will not accept price increases. The Company is actively developing plans, especially for its Fisher brand, with the intention of increasing sales and gross margin. The Company is developing plans and procedures to improve the efficiency of the operations at its Gustine facility. Almond handling operations are expected to be discontinued at the Gustine facility in February 2007.
Management believes that the implementation of the initiatives described above should enhance future operating performance; however, the discontinuance of the almond handling operation and the efforts to reduce unprofitable items will likely lead to a decline in net sales in the latter half of fiscal 2007 and fiscal 2008. Virtually all of these sales were significantly unprofitable in fiscal 2006 and the remaining sales are expected to generate a nominal gross profit in fiscal 2007. The discontinuance of purchasing almonds directly from growers is expected to free up working capital for debt reduction and/or purchases of other nuts that typically deliver a higher gross profit than the gross profit from almonds.
In summary, Management believes that the steps that it will take to improve operating performance and decreased nut acquisition costs should enhance its ability to comply with debt covenants in the future.
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
Note 10 — Interest Cost
The following is a breakout of interest cost:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2006	2005	2006	2005
Gross interest cost	$2,254	$1,465	$4,494	$3,231
Capitalized interest	(470)	(316)	(1,040)	(567)

Interest expense	$1,784	$1,149	$3,454	$2,664

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
Also in July 2006, the Company sold its Arlington Heights and Arthur Avenue facilities for a combined $7.8 million in proceeds and is leasing back the facilities from the purchaser. The Arlington Heights facility is being leased back through December 2008 with a three to nine month renewal option. The Arthur Avenue facility is being leased back through August 2008 with a three to nine month renewal option. The gain on these property sale transactions totaled $1.8 million, net of $1.2 million being deferred and amortized as reductions in rental expense over the lease terms, which range from 17 to 29 months. In order to sell the Arlington Heights facility, the Company prepaid its existing mortgage obligations of $1.7 million plus a $0.3 million prepayment fee.
Note 12— Financing Obligation
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-

leaseback transaction. See Note 11 in this Form 10-Q and Note 3 in the Company’s 2006 Annual Report filed on Form 10-K/A for the year ended June 29, 2006 for discussion of partnership transaction in fiscal 2006 and 2007.
Note 13—Commitments and Contingencies
The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.
Note 14 — Asset Held for Sale/Development Agreement
Prior to acquiring the site being used for the Company’s facility consolidation project, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a termination agreement with the City of Elgin whereby the Development Agreement was terminated and the Company and the City of Elgin (the “City”) became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC (“JBSS LLC”), a wholly owned subsidiary of the Company, acquired title to the Original Site by quitclaim deed, and JBSS LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers, and expects a sale to be consummated in early fiscal 2008. A portion of the Original Site contains an office building that will not be included in the planned sale. The planned sale meets the criteria of an “Asset Held for Sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” and is presented as a current asset in the balance sheet as of December 28, 2006. The Company’s costs under the Development Agreement were $6,806 as of December 28, 2006 and June 29, 2006 and $6,802 as of December 29, 2005, $5,569 of which is recorded as “Asset Held for Sale” and $1,237 is recorded as “Other Assets” as of December 28, 2006. The entire $6,806 and $6,802 were recorded as “Other Assets” as of June 29, 2006 and December 29, 2005, respectively. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value is required.
Note 15— Recent Accounting Pronouncements
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize on a prospective basis the funded status of their defined benefit pension and postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income, net of tax. The provisions of SFAS 158 are effective as of the end of fiscal year ending June 28, 2007. The Company is currently evaluating the provisions of SFAS 158 on the Company’s consolidated financial position, results of operations and cash flows.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen weeks quarters). References herein to fiscal 2007 are to the fiscal year ending June 28, 2007. References herein to fiscal 2006 are to the fiscal year ended June 29, 2006. References herein to the second quarter of fiscal 2007 are to the quarter ending December 28, 2006. References herein to the second quarter of fiscal 2006 are to the quarter ended December 29, 2005. References herein to the first quarter of fiscal 2007 are to the quarter ended September 28, 2006. References herein to the first quarter of fiscal 2006 are to the quarter ended September 29, 2005. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC.
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
The Company’s results through the second quarter of fiscal 2007 were disappointing in terms of both sales and earnings, although the Company did realize positive net income. Net sales decreased by 7.0% to $177.7 million for the second quarter of fiscal 2007 compared to $191.1 million for the second quarter of fiscal 2006. The net sales decrease in the quarterly comparison is almost completely attributable to a decline in the overall average selling price per pound shipped of 7.3%. Sales volume, as measured in pounds, increased by 0.3% for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, though the sources of the increase were primarily in raw peanuts sold in the industrial distribution channel to peanut processors and contract packaging sales, while sales in the consumer distribution channel decreased by 5.4%. Net sales decreased by 5.5% to $311.4 million for the first twenty-six weeks of fiscal 2007 compared to $329.7 million for the first twenty-six weeks of fiscal 2006, but sales volume measured in pounds increased by 1.7% over this period due primarily to increased sales of unprocessed items such as raw peanuts and inshell walnuts. The net sales decrease for the twenty-six week comparison is almost completely attributable to a decline in the overall average selling price per pound shipped of 7.2%. Net income increased to $1.2 million for the second quarter of fiscal 2007 compared to a net loss of $0.1 million for the second quarter of fiscal 2006. Net loss increased to a net loss of $3.6 million for the first twenty-six weeks of fiscal 2007 compared to net loss of $1.2 million for the first twenty-six weeks of fiscal 2006.
As a result of improvement in the gross profit margin, the Company was in compliance with the quarterly financial covenants in the Company’s long-term financing facility (the “Note Agreement”) and the Company’s revolving bank credit facility (the “Bank Credit Facility”) as of the end of the second quarter of fiscal 2007. The Company was not in compliance with quarterly covenants for the first quarter of fiscal 2007 since the Company did not achieve the minimum adjusted quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement under the Note Agreement which is a cross-default under the Bank Credit Facility. The Company received waivers from its lenders on November 13, 2006 for the Company’s non-compliance. Because there continues to be uncertainty as to whether the Company will comply with the financial covenants at the end of the third and fourth quarters of fiscal 2007, the Company has appropriately classified the balance due under the Note Agreement as current maturities on its balance sheet as of December 28, 2006.
Obtaining alternative financing for amounts due pursuant to the Note Agreement would allow the Company to eliminate the restrictive EBITDA covenant that the Company did not comply with in the first quarter of fiscal 2007 as well as the related uncertainty as to whether the Company will be able to comply with such covenant in the future. The Company believes it would be able to secure alternative financing for the amounts due pursuant to the Note Agreement through conventional mortgages without a restrictive EBITDA covenant; however, there can be no assurance that such alternative financing could be obtained, that the new lenders would be willing to negotiate on terms acceptable to the Company, or that the Company would receive the consent for such refinancing required by its Bank Credit Facility. The Bank Credit Facility does not contain a restrictive EBITDA covenant; however, a default under the Note Agreement triggers a default under the Bank Credit Facility. If the Company attempts to secure alternative financing for amounts due under the Note Agreement, it does not anticipate that it would also attempt to secure alternative financing for amounts due pursuant to the Bank Credit Facility. Sustained losses by the Company, the inability to receive waivers from the Company’s lenders, if necessary, the inability to secure alternative financing for amounts due pursuant to the Note Agreement, and/or future non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows. There is also substantial doubt with respect to the Company’s ability to continue as a going concern.
During the first twenty-six weeks of fiscal 2007, almonds continued to significantly reduce the Company’s profitability. Virtually all almond handlers are owned in whole or in part by almond growers, which has resulted in competitive challenges for the Company in recent crop years. In November 2006, the Company announced that it will no longer purchase almonds directly from growers and will discontinue its almond handling operation at its Gustine, California facility during the first quarter of calendar 2007 when the processing of current crop year almonds purchased directly from growers is completed. The Company is discontinuing its almond handling operation in order to reduce commodity risk and to eliminate the significant labor costs associated with processing almonds that could not be recovered completely when the almonds are sold. During the first quarter of fiscal 2007, the Company transitioned into a new crop year with high cost 2005 crop year almonds still on hand in a declining price environment. All sales of 2005 crop year almond inventories were completed in November 2006. Almond sales delivered normal gross margins in December 2006, and management believes that almonds will continue to deliver normal profit margins for the remainder of the crop year. Management is currently assessing the redeployment of the machinery and equipment in the almond handling operation that will be discontinued to other operations in the Gustine facility or to the Company’s other facilities. The Company performed a review of the carrying value of the assets related to its Gustine operation and concluded that no impairment of the carrying value currently exists.
Walnuts also negatively affected the Company’s profitability during the first twenty-six weeks of fiscal 2007. The Company was burdened by the impact of having to increase its final settlement payments to walnut growers in the third quarter of fiscal 2006 after a majority of its walnut sales were contracted at fixed prices. Consequently, walnut sales have delivered nominal gross margins for the last four quarters. As the Company enters into new walnut sales contracts with its customers in a higher market price environment, walnut gross margins should return to normal levels.
The Company faces a number of challenges in the future. Specific challenges, among others, include the Company’s sustained losses, non-compliance with the Company’s financing arrangements, and the possibility of future non-compliance with the Company’s financing arrangements. In addition, the Company’s Chicago area processing facilities operate at full capacity at certain times during the year. If the Company experiences growth in unit volume sales, it could exceed its capacity to meet the demand for its products, especially prior to the completion of the facility consolidation project. The Company faces potential disruptive effects on its business, such as cost overruns for the construction of the new facility or business interruptions that may result from the transfer of production to the new facility. The total projected cost of the new facility is now estimated at approximately $110 million, which is $15 million higher than the original estimates. In addition, the Company will continue to face the ongoing challenges of its business such as fluctuating commodity costs, food safety and regulatory issues and the maintenance and growth of its customer base. See Item 1A — “Risk Factors” and the information referenced therein
Total inventories were $165.8 million at December 28, 2006, an increase of $1.4 million, or 0.8%, from the balance at June 29, 2006, and a decrease of $43.7 million, or 20.9%, from the balance at December 29, 2005. The increase from June 29, 2006 to December 28, 2006 is due primarily to the purchase of nuts at harvest time. The decrease from December 29, 2005 to December 28, 2006 is primarily due to decreases in the quantities on hand of walnuts, almonds, finished goods and cashews, which were offset partially by increases in pecans and peanuts. Also contributing to the decrease in inventories at December 28, 2006 compared to December 29, 2005 are lower costs for almonds, cashews and macadamias. The decrease in walnut quantities is due to the Company consciously purchasing lower quantities of inshell walnuts during the current crop year. The quantities purchased in the preceding crop year necessitated the outside storage and processing of walnuts. The decrease in almond quantities is due to lower purchases for the 2006 crop year than the 2005 crop year pursuant to the Company’s plans to discontinue its almond handling operations. The average cost of almonds on hand at December 28, 2006 is over $1.00 per pound lower than the average cost of almonds on hand at December 29, 2005. The decrease in finished goods and cashews is primarily due to more effective inventory management, focusing on inventory reduction in order to capitalize on anticipated market price declines in fiscal 2007. The average cost for cashews in inventory at December 28, 2006 declined by $0.38 per pound from the cashews in inventory at December 29, 2005. Net accounts receivable were $43.6 million at December 28, 2006, an increase of $8.1 million, or 23.0%, from the balance at June 29, 2006, and a decrease of $3.6 million from the balance at December 29, 2005. The increase from June 29, 2006 to December 28, 2006 is due to higher monthly sales in December 2006 than in June 2006 due to the seasonality of the business. The decrease from December 29, 2005 to December 28, 2006 is due primarily to lower sales in December 2006 than December 2005. Accounts receivable allowances were $6.5 million at December 28, 2006, an increase of $2.8 million and $0.6 million over the amounts at June 29, 2006 and December 29, 2005, respectively. The primary reason for the increase in accounts receivable allowances is an increase in promotional activity, such as marketing funds and rebates, at retail customers.

The Company is currently undertaking a facility consolidation project as a means of expanding its production capacity and enhancing the efficiency of its operations. As part of the facility consolidation project, on April 15, 2005, the Company closed on the $48.0 million purchase of a site in Elgin, Illinois (the “Current Site”). The Current Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller for a three year period, with options for an additional seven years. A significant amount of the remaining portion of the office building has been leased to third parties; however, further capital expenditures, such as for increased parking availability, will be necessary to lease the remaining space. The 653,302 square foot warehouse was expanded to slightly over 1,000,000 square feet during fiscal 2006 and is being modified to serve as the Company’s principal processing and distribution facility and the Company’s headquarters. The Company transferred its primary Chicago area distribution facility from a leased location to the Current Site in July 2006. Processing operations began at the Current Site in the second quarter of fiscal 2007, with operations moving from the existing Chicago area locations, and new equipment installed, beginning in the second quarter of fiscal 2007 and expected to continue on a gradual basis through the end of calendar 2008. The Company’s headquarters will be relocated to the Current Site in February 2007.
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
Also in July 2006, the Company sold its Arlington Heights and Arthur Avenue facilities for a combined $7.8 million in proceeds and is leasing back the facilities from the purchaser. The Arlington Heights facility is being leased back through December 2008 with a three to nine month renewal option. The Arthur Avenue facility is being leased back through August 2008 with a three to nine month renewal option. The gain on these property sale transactions totaled $1.8 million, of which $1.2 million is being deferred and amortized as reductions in rental expense over the lease terms, which range from 17 to 29 months. In order to sell the Arlington Heights facility, the Company prepaid its existing mortgage obligations of $1.7 million plus a $0.3 million prepayment fee.
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
The Company performed an analysis of its existing assets at its Chicago locations, and based on this analysis identified those assets which will be transferred to the Current Site and those that will not. For those assets which are not expected to be transferred to the Current Site, the remaining depreciation period has been reduced to reflect the Company’s estimate of the useful lives of these assets. In addition to the assets being transferred, new machinery and equipment will also be installed at the Current Site. The Company currently anticipates that operations will be fully integrated into the Current Site by December 2008. Total remaining expenditures for the facility consolidation project are estimated to be approximately $5 million, the majority of which will be expensed as moving expenses, which the Company expects to finance through the Bank Credit Facility, available cash flow from operations and rental income from the office building at the Current Site. Several uncertainties exist, such as those described and referred to under Item 1A, “Risk Factors.”
Prior to acquiring the Current Site, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a termination agreement with the City of Elgin whereby the Development Agreement was terminated and the Company and the City of Elgin (the “City”) became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC (“JBSS LLC”), a wholly owned subsidiary of the Company, acquired title to the Original Site by quitclaim deed, and JBSS LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers, and expects a sale to be consummated in early fiscal 2008. A portion of the Original Site contains an office building that will not be included in the planned sale. The planned sale meets the criteria of an “Asset Held for Sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” and is presented as a current asset in the balance sheet as of December 28, 2006. The Company’s costs under the Development Agreement were $6.8 million as of December 28, 2006, June 29, 2006 and December 29, 2005, $5.6 million of which is recorded as “Asset Held for Sale” and $1.2 million is recorded as “Other Assets” as of December 28, 2006. The entire $6,806 was recorded as “Other Assets” as of June 29, 2006 and December 29, 2005. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value is required.
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
RESULTS OF OPERATIONS
Net Sales
Net sales decreased from approximately $191.1 million for the second quarter of fiscal 2006 to $177.7 million for the second quarter of fiscal 2007. Net sales increases in the export and contract manufacturing distribution channels were more than offset by decreases in net sales in the industrial, consumer and food service distribution channels. The net sales decrease in the quarterly comparison is almost completely attributable to a decline in the overall average selling price per pound shipped of 7.3%. The decline in the overall average selling price per pound was generated mainly from a significant decrease in selling prices in the industrial channel as a result of lower market prices for most new crop tree nuts. Pecans delivered strong gross margins during the second quarter of fiscal 2007;

however, recent increases in the cost of inshell pecans are expected to lower gross margins on pecan sales in the third and fourth quarters of fiscal 2007. Selling prices declined for all key commodities except walnuts. The increase in total unit volume sold, which is measured in pounds shipped, for the industrial and contract manufacturing channels was slightly higher than the total decrease in unit volume sold for the consumer, export and food service channels. The increase in the total unit volume sold for pecans, peanuts and macadamia nuts was slightly higher than the decrease in the total unit volume sold for almonds, walnuts and cashews. For the first twenty-six weeks of fiscal 2007, net sales decreased to $311.4 million from $329.7 million for the first two quarters of fiscal 2006. The decrease in net sales for the year to date comparison was attributable primarily to lower average selling prices while unit volume sold increased by 1.7%.
Net sales in the consumer distribution channel decreased by 4.2% in dollars and 5.4% in volume in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 and 3.3% in dollars and 5.7% in volume during the first twenty-six weeks of fiscal 2007 compared to the first twenty-six weeks of fiscal 2006. Private label consumer sales volume decreased by 11.1% in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 and 7.4% for the first twenty-six weeks of fiscal 2007 compared to the first twenty-six weeks of fiscal 2006 due to the loss of business at a major customer during the last half of fiscal 2006 and lower sales to other customers. These decreases were partially offset by increases at other major customers. Fisher brand sales volume increased by 8.6% in the second quarter of fiscal 2007 over the second quarter of fiscal 2006 due to significantly higher baking nut sales to a major customer. Fisher brand sales volume is unchanged for the first twenty-six weeks of fiscal 2007 compared to the first twenty-six weeks of fiscal 2006 due to lost business during the first quarter of fiscal 2007 and promotional activity at major customers that occurred in the first quarter of fiscal 2006 that did not recur during the first quarter of fiscal 2007.
Net sales in the industrial distribution channel decreased by 23.2% in dollars in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, but increased 20.3% in terms of sales volume. The sales volume increase is due to sales of raw peanuts to other peanut processors that occurred in the second quarter of fiscal 2007. Excluding these raw peanut sales, industrial sales volume would have decreased by 8.9% in the second quarter of fiscal 2007 compared to fiscal 2006, due primarily to lost business at certain customers and reduced requirements at other customers. Similarly, net sales in the industrial distribution channel decreased by 18.1% in dollars for the first twenty-six weeks of fiscal 2007 compared to the first twenty-six weeks of fiscal 2006, but increased 17.7% in terms of sales volume due to raw peanut sales. Excluding these raw peanut sales, industrial sales volume would have decreased by 7.5% for the first twenty-six weeks of fiscal 2007 compared to the first twenty-six weeks of fiscal 2006 for the same reasons discussed for the quarterly fluctuation.
Net sales in the food service distribution channel decreased by 9.7% in dollars and 2.8% in volume in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Net sales in the food service distribution channel decreased by 7.2% in dollars but increased 1.1% in volume for the first twenty-six weeks for the first twenty-six weeks of fiscal 2007 compared to the first twenty-six weeks of fiscal 2006.
Net sales in the contract packaging distribution channel increased by 2.1% in dollars and 7.8% in volume in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily due to the addition of a new product for an existing customer. For the same reason, net sales in the contract packaging distribution channel increased by 4.1% in dollars and 5.7% in volume for the first twenty-six weeks of fiscal 2007 compared to the first twenty-six weeks of fiscal 2006.
Net sales in the export distribution channel increased by 12.8% in dollars but decreased 8.4% in volume in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 due primarily to a change in sales mix. Significant volume increases were experienced at a major retail export customer whereas decreases were experienced in sales to industrial export customers, especially in by-product sales. Net sales in the export distribution channel increased by 10.9% in dollars and 6.1% in volume for the first twenty-six weeks of fiscal 2007 compared to the first twenty-six weeks of fiscal 2006. Increased sales of inshell walnuts and the sale of whole almonds that did not meet specifications for usage in the consumer distribution channel occurred during the first quarter of fiscal 2007.

The following table shows a comparison of sales by distribution channel (dollars in thousands):

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29,	December 29,	December 28,	December 29,
Distribution Channel	2006	2005	2006	2005
Consumer	$102,922	$107,387	$166,984	$172,671
Industrial	31,293	40,723	62,646	76,508
Food Service	15,193	16,826	30,878	33,273
Contract Packaging	11,730	11,494	22,877	21,972
Export	16,516	14,647	28,062	25,311

Total	$177,654	$191,077	$311,447	$329,735

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 28,	December 29,	December 28,	December 29,
Product Type	2006	2005	2006	2005
Peanuts	16.4%	17.2%	18.3%	19.0%
Pecans	29.0	26.8	26.2	26.0
Cashews & Mixed Nuts	20.4	22.1	21.3	21.5
Walnuts	15.2	13.3	14.0	11.6
Almonds	10.3	13.3	11.9	13.9
Other	8.7	7.3	8.3	8.0

Total	100.0%	100.0%	100.0%	100.0%

Gross Profit
Gross profit for the second quarter of fiscal 2007 increased 18.6% to $19.1 million from $16.1 million for the second quarter of fiscal 2006. Gross margin increased to 10.8% of net sales for the second quarter of fiscal 2007 from 8.4% for the second quarter of fiscal 2006. Gross profit for the first twenty-six weeks of fiscal 2007 decreased 15.5% to $24.9 million from $29.4 million for the first twenty-six weeks of fiscal 2006. Gross margin decreased to 8.0% of net sales for the first twenty-six weeks of fiscal 2007 from 8.9% for the first twenty-six weeks of fiscal 2006.
The current second quarter gross profit margin increased in the consumer, industrial and contract manufacturing distribution channels, while gross profit margins remained unchanged in the food service and export distribution channels when compared to the gross profit margin for those channels for the second quarter of fiscal 2006. Mainly as a result of lower nut acquisition costs, the current quarter gross profit margin, as a percentage of net sales, increased on sales of macadamias, almonds, pecans, cashews, and peanuts in comparison to the gross profit margin for the sales of those commodities in the second quarter of fiscal 2006. The increase in gross profit margin on the sales of those commodities was partially offset by a decrease in the gross profit margin on sales of walnuts. The Company shipped higher cost new crop walnuts against lower priced old crop sales contracts during the current quarter. In addition, Fisher walnut promotional activity that began late in the first quarter of fiscal 2007 that allowed the Company to secure new ongoing distribution of Fisher walnut products at a major customer were at nominal gross profit margins. All sales of high cost old crop almonds were completed in November 2006, causing nominal gross margins to that date. Gross margins on almonds increased in December 2006 which should continue for the remainder of the crop year. Also, $3.0 million of manufacturing expenses were incurred at the Company’s new site in Elgin, Illinois while production activities at the new site were fairly limited.
The benefits derived from lower acquisition costs for most new crop tree nuts in the latter part of the current second quarter were not sufficient to offset the negative impact of high commodity costs on gross profit margin for the first five months of fiscal 2007, leading to the gross margin decrease for the twenty-six week period. Additionally, the final shell out of pecans and one variety of walnuts, near the end of the first quarter of fiscal 2007, led to $0.6 million in net unfavorable inventory adjustments in relation to the estimated balances of these bulk inshell nuts on hand. Also, $1.5 million of manufacturing expenses were incurred at the Company’s new Elgin site during the first quarter of fiscal 2007 before any production occurred at the site.

million of manufacturing expenses were incurred at the Company’s new Elgin site during the first quarter of fiscal 2007 before any production occurred at the site.
Operating Expenses
Selling and administrative expenses for the second quarter of fiscal 2007 increased to 8.7% of net sales from 7.8% of net sales for the second quarter of fiscal 2006 primarily as a result of a lower sales base while certain costs remained relatively fixed. Selling expenses for the second quarter of fiscal 2007 were $11.3 million, an increase of $0.1 million, or 1.1%, from the second quarter of fiscal 2006. The increase is due primarily to a $0.5 million reduction in freight expense due to lower fuel surcharges that was offset by $0.5 million in new expenses related to the Company’s new distribution facility in Elgin, Illinois and a $0.1 million increase in compensation expense. Administrative expenses for the second quarter of fiscal 2007 were $4.1 million, an increase of $0.4 million, or 10.3% from the second quarter of fiscal 2006. The increase is due primarily to a $0.4 million increase in legal and audit expenses.
Selling and administrative expenses for the first twenty-six weeks of fiscal 2007 increased to 9.6% of net sales from 8.6% of net sales for the first twenty-six weeks of fiscal 2006, also due primarily to a lower sales base while certain costs remained relatively fixed. Selling expenses were $22.1 million, an increase of $1.1 million, or 5.0%, from the first twenty-six weeks of fiscal 2006. The increase is due primarily to $0.9 million related to the Company’s new distribution facility and a $0.2 million increase in compensation expense. Administrative expenses were $8.0 million, an increase of $0.7 million, or 10.3%, from the first twenty-six weeks of fiscal 2006. The increase was due primarily to a $0.5 million increase in legal and audit expenses and a $0.1 million increase in bad debt expense. Also included in operating expenses for the first quarter of fiscal 2007 is a gain of $3.0 million related to the sales of properties and a related party capital lease termination.
Income (Loss) from Operations
Due to the factors discussed above, income from operations increased to $3.8 million, or 2.1% of net sales, for the second quarter of fiscal 2007, from $1.3 million, or 0.7% of net sales, for the second quarter of fiscal 2006. Also due to the factors discussed above, income from operations decreased to a loss of $2.1 million, or 0.7% of net sales, for the first twenty-six weeks of fiscal 2007, from $1.2 million, or 0.4% of net sales, for the first twenty-six weeks of fiscal 2006.
Interest Expense
Interest expense for the second quarter of fiscal 2007 increased to $1.8 million from $1.1 million for the second quarter of fiscal 2006. Gross interest cost increased by $0.8 million, as $0.5 million of interest was capitalized during the second quarter of fiscal 2007 compared to $0.3 million during the second quarter of fiscal 2006. Interest expense for the first twenty-six weeks of fiscal 2007 was $3.5 million compared to $2.7 million for the first twenty-six weeks of fiscal 2006. Gross interest cost increased by $1.3 million, as $1.0 million of interest was capitalized during the first twenty-six weeks of fiscal 2007 compared to $0.6 million during the first twenty-six weeks of fiscal 2006. Increased short-term debt levels and higher interest rates led to the increase in interest expense for both the quarterly and twenty-six week comparisons.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $37 thousand for the second quarter of fiscal 2007 compared to $0.1 million for the second quarter of fiscal 2006. Net rental and miscellaneous expense was $0.1 million for the first twenty-six weeks of fiscal 2007 compared to $0.3 million for the first twenty-six weeks of fiscal 2006. The decreases of $0.1 million for the quarterly period and $0.2 million for the twenty-six week period were caused by lower expenses at the office building at the Current Site.
Income Taxes
Income tax expense was $0.7 million, or 36.2% of income before income taxes, for the second quarter of fiscal 2007 compared to $0.1 million for the second quarter of fiscal 2006. Income tax expense was recorded for the second quarter of fiscal 2006 despite a slight loss before income taxes due to the inclusion of non-deductible stock option expense. Income tax benefit was $2.1 million, or 36.8% of loss before income taxes, for the first twenty-six weeks of fiscal 2007 compared to $0.6 million, or 32.0% of loss before income taxes, for the first twenty-six weeks of fiscal 2006.
Net Income (Loss)
Net income was $1.2 million, or $0.12 per common share (basic and diluted), for the second quarter of fiscal 2007, compared to a net loss of $0.1 million, or ($0.01) per common share (basic and diluted), for the second quarter of fiscal 2006. Net loss was ($3.6) million, or ($0.34) per common share (basic and diluted), for the first twenty-six weeks of fiscal 2007, compared to a net loss of ($1.2) million, or ($0.11) per common share (basic and diluted), for the first twenty-six weeks of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund the Company’s current operations, including its facility consolidation project, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those described below under Item 1A, “Risk Factors”. The primary sources of cash are results of operations, availability under the Bank Credit Facility and proceeds from property dispositions.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts the Company sells. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $23.0 million for the first twenty-six weeks of fiscal 2007 compared to $48.7 million for the first twenty-six weeks of fiscal 2006. The decrease is due primarily to an $18.1 million increase in inshell pecan purchases due to an earlier crop harvest in the current crop year than the preceding crop year. Poorer operating results also contributed to the decline in cash provided by operating activities.
During the first quarter of fiscal 2007, the Company received $17.5 million in proceeds from the sale of its Chicago area facilities, $7.6 million of which was received by one of the Company’s previously consolidated partnerships. The Company received $14.3 million in proceeds from the sale of its Selma, Texas properties to two related party partnerships. The transaction is being accounted for similar to that of accounting under a capital lease.
The Company repaid $9.9 million of long-term debt during the first twenty-six weeks of fiscal 2007, $2.0 million of which related to the prepayment of the Arlington Heights mortgage. The Arlington Heights facility was sold during the first quarter of fiscal 2007. $4.1 million of long-term debt payments related to payments made by one of the Company’s previously consolidated partnerships. $3.6 million of scheduled principal payments were made during the second quarter of fiscal 2007 according to the terms of the Note Agreement.
Plans To Continue as a Going Concern
The Company’s ability to continue as a going concern is dependent on the ability of the Company to realize a profit from future operations and, in the near term, either obtain funding from outside sources or on-going waivers from the Company’s primary secured lenders. The extent of the Company’s losses in fiscal 2006 and the first twenty-six weeks of fiscal 2007, the prior non-compliance with restrictive covenants under its primary financing facilities and uncertainties related to meeting future restrictive covenants under its primary financing facilities raise substantial doubt with respect to the Company’s ability to continue as a going concern. The significant losses incurred for fiscal 2006 and the first twenty-six weeks of fiscal 2007 were caused in large part by the decline in the market price for almonds after the 2005 crop was procured. Sales of the 2005 almond crop were completed in November 2006. Almond profit margins returned to normal historical levels in December 2006. The Company recently announced that it will no longer purchase almonds directly from growers and will discontinue its almond handling operation conducted at its Gustine, California facility during the first quarter of calendar 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold.
In addition, Management’s plans to further address the Company’s ability to continue as a going concern include: (1) conducting a profitability review of all items that it sells and reducing unprofitable items; (2) implementing merchandising, retail operating and marketing plans to help increase unit sales and gross margin: (3) continuing to reduce manufacturing spending and costs associated with excess waste in its Gustine facility to improve gross margin; and (4) if necessary, attempt to obtain waivers from the Company’s lenders with respect to any future events of default pursuant to the Company’s financing arrangements. During the second quarter of fiscal 2007, Management began addressing the items discussed above, and will continue to address these items in the future. Specifically, profitability reviews are being conducted for all major items. In certain cases, sales are being eliminated to customers that will not accept price increases. The Company is actively developing plans, especially for its Fisher brand, with the intention of increasing sales and gross margin. The Company is developing plans and procedures to improve the efficiency of the operations at its Gustine facility. Almond handling operations are expected to be discontinued at the Gustine facility in February 2007.
Management believes that the implementation of the initiatives described above should enhance future operating performance; however, the discontinuance of the almond handling operation and the efforts to reduce unprofitable items will likely lead to a decline in net sales in the latter half of fiscal 2007 and fiscal 2008. Virtually all of these sales were significantly unprofitable in fiscal 2006 and the remaining sales are expected to generate a nominal gross profit in fiscal 2007. The discontinuance of purchasing almonds directly from growers is expected to free up working capital for debt reduction and/or purchases of other nuts that typically deliver a higher gross profit than the gross profit from almonds.
In summary, Management believes that the steps that it will take to improve operating performance and decreased nut acquisition costs should enhance its ability to comply with debt covenants in the future.
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
Financing Arrangements
On July 27, 2006, the Company amended its unsecured prior bank credit facility into a secured facility (the “Bank Credit Facility”). The Bank Credit Facility provides for $100.0 million in secured borrowings and is comprised of (i) a working capital revolving loan which provides working capital financing of up to $93.6 million in the aggregate, and matures on July 25, 2009, and (ii) $6.0 million for the IDB Letter of Credit maturing on June 1, 2011 to secure the industrial development bonds which financed the construction of a peanut shelling plant in 1987. The Bank Credit Facility also allows for an amendment to increase the total amount of secured borrowings to $125.0 million at the election of the Company, the agent under the facility and one or more of the lenders under the facility. Borrowings under the Bank Credit Facility accrue interest at a rate, the weighted average of which was 7.13% at December 28, 2006, determined pursuant to a formula based on the agent bank’s reference rate, the prime rate and the Eurodollar rate. The interest rate varies depending upon the Company’s quarterly financial performance, as measured by the available borrowing base. The Bank Credit Facility also waived all non-compliance with financial covenants under the previous Bank Credit Facility (the “Prior Bank Credit Facility”) that existed through June 29, 2006. As of December 28, 2006, the Company had $34.0 million of available credit under the Bank Credit Facility.
The terms of the Bank Credit Facility include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios (if the borrowing base is below a designated level), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. The lenders are entitled to require immediate repayment of the Company’s obligations under the Bank Credit Facility in the event the Company defaults on payments required under the Bank Credit Facility, does not comply with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Bank Credit Facility (including a default under the Note Agreement). The Company is required to pay termination fees of $2.0 million and $1.0 million if it terminates the Bank Credit Facility in the first and second years of the agreement, respectively.
In order to finance a portion of the Company’s facility consolidation project and to provide for the Company’s general working capital needs, the Company received $65.0 million pursuant to a note purchase agreement (the “Note Agreement”) entered into on December 16, 2004 with various lenders. The Note Agreement requires semi-annual principal payments of $3.6 million plus interest through December 1, 2014. As of December 28, 2006, the outstanding balance on the Note Agreement was $57.8 million. The Company has the option to prepay amounts outstanding under the Note Agreement. Any such prepayment must be for at least 5% of the outstanding amount at the time of prepayment up to 100%. A prepayment fee would be incurred based on the differential between the interest rate in the Note Agreement and 0.5% over published U.S. treasury securities having a maturity equal to the remaining average life of the prepaid principal amounts.
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
The Company was in compliance with all restrictive covenants under its financing facilities during the second quarter of fiscal 2007. The Company’s unfavorable operating results during the first quarter of 2007 caused non-compliance with certain covenants and warranties under its financing facilities. Specifically, the Company did not achieve the minimum EBITDA requirement under the Note Agreement which is a cross-default under the Bank Credit Facility. The Company received waivers from their lenders on November 13, 2006. The Company is uncertain as to whether or not it will be in compliance with the minimum adjusted EBITDA and minimum working capital covenants for the third and fourth quarters of fiscal 2007.
Obtaining alternative financing for amounts due pursuant to the Note Agreement would allow the Company to eliminate the restrictive EBITDA covenant that the Company did not comply with in the first quarter of fiscal 2007 as well as the related uncertainty as to whether the Company will be able to comply with such covenant in the future. The Company believes it would be able to secure alternative financing for the amounts due pursuant to the Note Agreement through conventional mortgages that do not contain a restrictive EBITDA covenant; however, there can be no assurance that such alternative financing could be obtained, that the new lenders would be willing to negotiate on terms acceptable to the Company, or that the Company would receive the consent for such refinancing required by its Bank Credit Facility. The Bank Credit Facility does not contain a restrictive EBITDA covenant; however, a default under the Note Agreement triggers a default under the Bank Credit Facility. If the Company attempts to secure alternative financing for amounts due under the Note Agreement, it does not anticipate that it would also attempt to secure alternative financing for amounts due pursuant to the Bank Credit Facility. Sustained losses by the Company, the inability to receive waivers from the Company’s lenders, if necessary, to secure alternative financing for amounts due pursuant to the Note Agreement, and/or future non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows. There is also substantial doubt with respect to the Company’s ability to continue as a going concern.
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
As of December 28, 2006, the Company had $5.8 million in aggregate principal amount of industrial development bonds outstanding, which was originally used to finance the acquisition, construction and equipping of the Company’s Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand by the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $0.3 million in fiscal 2007 to $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
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
Capital Expenditures
The Company spent $2.5 million on capital expenditures unrelated to the facility consolidation project during the first twenty-six weeks of fiscal 2007 compared to $5.3 million during the first twenty-six weeks of fiscal 2006. Additional capital expenditures for fiscal 2007 that are unrelated to the facility consolidation project are not expected to be significant. Capital expenditures related to the new facility were $26.2 million for the first twenty-six weeks of fiscal 2007 compared to $12.2 million for the first twenty-six weeks of fiscal 2006. The significant increase is due to the acquisition of machinery and equipment for the new facility. Limited production began at the new facility during the second quarter of fiscal 2007. The Company expects to spend an additional $5 million, the majority of which will be expensed as moving expenses, on the new facility from the third quarter of fiscal 2007 through its completion. Changes in the design of the facility and equipment requirements to adapt to changes in the industry and customer requirements primarily led to the projected increase in spending for the new facility.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize on a prospective basis the funded status of their defined benefit pension and postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income, net of tax. The provisions of SFAS 158 are effective as of the end of fiscal year ending June 28, 2007. The Company is currently evaluating the provisions of SFAS 158 on the Company’s consolidated financial position, results of operations and cash flows.
FORWARD LOOKING STATEMENTS
The statements contained in this filing that are not historical (including statements concerning the Company’s expectations regarding market risk) are “forward looking statements”. These forward looking statements are identified by the use of forward looking words and phrases such as “intends”, “may”, “believes” and “expects”, represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors, including the factors described below under “Factors That May Affect Future Results”, that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events which may be subject to circumstances beyond the Company’s control. Consequently, results actually achieved may differ materially from the expected results included in these statements. Among the factors that could cause results to differ materially from current expectations are: (i) if the Company sustains losses, the ability of the Company to continue as a going concern; (ii) sales activity for the Company’s products, including a decline in sales to one or more key customers; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and routine bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where the Company is financially responsible for such losses; (v) the Company’s ability to lessen the negative impact of competitive and pricing pressures; (vi) the potential for lost sales or product liability if our customers lose confidence in the safety of our products or are harmed as a result of using our products; (vii) risks and uncertainties regarding the Company’s facility consolidation project; (viii) sustained losses, which would, among other things, negatively impact the Company’s ability to comply with the financial covenants in its amended credit agreements; (ix) the ability of the Company to satisfy its customers’ supply needs; (x) the ability of the Company to retain key personnel; (xi) the potential negative impact of government regulations, including the 2002 Farm Bill and the Public Health Security and Bioterrorism Preparedness and Response Act; (xii) the Company’s ability to do business in emerging markets; (xiii) the Company’s ability to properly measure and maintain its inventory; (xiv) the effect of the group that owns the majority of the Company’s voting securities, including the effect of the agreements pursuant to which such group has pledged a substantial amount of the Company’s securities that they own; and (xv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control.
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
The Company is exposed to interest rate risk on the Bank Credit Facility, its only variable rate credit facility because the Company has not entered into any hedging instruments that fix the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had a $0.2 million impact on the Company’s net income and cash flows from operating activities for the first twenty-six weeks of fiscal 2007.

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
Management’s Report on Internal Control over Financial Reporting
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)) as of December 28, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at the reasonable assurance level due to the material weaknesses described below that were disclosed in the Company’s amended form 10-K for 2006 and that continued to exist at December 28, 2006.
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

These control deficiencies could result in a misstatement of the aforementioned account balances and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitutes a material weakness at December 28, 2006.
The Company’s management is in the process of remediating these material weaknesses through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of its consolidated statements. Management will monitor, evaluate and test the operating effectiveness of these controls.
Remediation Plan for Material Weaknesses
•	The Company did not maintain effective controls to ensure the completeness and accuracy of information communicated within the organization on a timely basis. To remediate this matter, the Company has:

(1)	Conducted month end surveys or meetings of significant functional areas such as operations, purchasing, accounts payable, sales, marketing and payroll in order to ensure that all relevant information is communicated to the accounting department in a complete and timely manner and considered in the financial statement closing process.

(2)	Implemented a process to ensure that information gathered in the financial statement closing process that requires further action or consideration is tracked and resolved on a timely basis.

(3)	Implemented a revised lease assessment process to ensure proper lease accounting determinations are made on an interim and annual basis.

(4)	Performed monthly cutoffs of all transactional activity on a company-wide basis to the same extent that it performs cutoffs at the end of quarters to improve the accuracy of monthly interim periodic financial information. This effort focused primarily on inventory and related reserves and accounts.
•	To further remediate this matter, the Company plans to:
(1)	Implement new forecasting methods, considering the survey and monthly close information on a more frequent basis, with the objective of improving the accuracy and usefulness of such information.

(2)	Direct the internal audit department to focus on the process changes and on effective operation of the newly implemented information and communication processes discussed above.
•	The Company did not maintain a sufficient complement of accounting and finance personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. To remediate this matter, the Company has:
(1)	Hired an additional senior level accounting professional in the third quarter of fiscal 2007, with public accounting and public company experience, to enhance the technical accounting resources of the department.

(2)	Hired one experienced degreed accountant in the third quarter of fiscal 2007 to improve the timeliness of periodic closings and to allow more senior accounting executives to perform higher level review duties.

(3)	Engaged a consultant to review its monthly closing process and control procedures during the third quarter of fiscal 2007 to further improve the timeliness and accuracy of both the interim and quarterly closing processes. This effort will also focus on improving the timing related to preparation of SEC filings as well.
To further remediate this matter, the Company plans to:
(1)	Hire one additional degreed accountant to improve the timeliness of periodic closings and to allow more senior accounting executive to perform higher lever review duties.
The impairment charge for goodwill reflected in the restatement has eliminated the entire goodwill balance from the Company’s balance sheet. Remedial actions completed with respect to sufficiency of accounting personnel will ensure that appropriate controls are in place if future acquisitions result in generating goodwill when applying purchase accounting. In this case, the Company will design a control to ensure a proper impairment test is performed.
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

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 28, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 29, 2006, which could materially affect the Company’s business, financial condition or future results should be considered. There were no significant changes to the risk factors identified on the Form 10-K/A for the fiscal year ended June 29, 2006 during the first twenty-six weeks of fiscal 2007.
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s 2006 Annual Meeting of Stockholders was held on November 6, 2006 for the purpose of (i) electing those directors entitled to be elected by the holders of the Company’s Class A Common Stock, (ii) electing those directors entitled to be elected by the holders of the Company’s Common Stock, (iii) ratifying the action of the Company’s Audit Committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as independent accountants for fiscal 2007, and (iv) transacting such other business properly brought before the meeting. The meeting proceeded and (i) the holders of Class A Common Stock elected Jasper B. Sanfilippo, Mathias A. Valentine, Michael J. Valentine, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr. and Timothy R. Donovan to serve on the Company’s Board of Directors by a unanimous vote of 2,597,426 votes cast for, representing 100% of the then outstanding shares of Class A Common Stock, (ii) the holders of Common Stock elected Governor Jim R. Edgar by a vote of 6,531,146 votes cast for and 175,316 votes withheld, (iii) the holders of Common Stock elected Daniel M. Wright by a vote of 6,578,016 votes cast for and 128,446 votes withheld, and (iv) the holders of Class A Common Stock and Common Stock ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for fiscal 2007 by a total of 32,550,333 votes cast for ratification, 94,087 votes against ratification and 36,301 abstentions.

Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 6, 2007.

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