Form 10-Q
period 2007-03-29
SANFILIPPO JOHN B & SON INC
filed 2007-05-08
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19681
JOHN B. SANFILIPPO & SON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2419677

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1703 North Randall Road Elgin, Illinois	60123-7820

(Address of principal executive offices)	(Zip code)
(847) 289-1800

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes  ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
As of May 8, 2007, 8,121,349 shares of the Registrant’s Common Stock, $0.01 par value per share, excluding 117,900 treasury shares, and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2007
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

			For the
	For the Quarter Ended		Thirty-nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2007	2006	2007	2006
Net sales	$107,009	$119,004	$418,456	$448,739
Cost of sales	101,043	114,506	387,629	414,822

Gross profit	5,966	4,498	30,827	33,917

Operating expenses:
Selling expenses	8,131	9,005	30,202	30,026
Administrative expenses	3,956	3,858	11,917	11,076
Gain related to real estate sales	—	(940)	(3,047)	(940)

Total operating expenses	12,087	11,923	39,072	40,162

Loss from operations	(6,121)	(7,425)	(8,245)	(6,245)

Other expense:
Interest expense ($281, $150, $614 and $468 to related parties)	(2,861)	(1,849)	(6,315)	(4,513)
Rental and miscellaneous expense, net	(530)	(190)	(626)	(458)

Total other expense, net	(3,391)	(2,039)	(6,941)	(4,971)

Loss before income taxes	(9,512)	(9,464)	(15,186)	(11,216)
Income tax benefit	(3,330)	(3,551)	(5,419)	(4,111)

Net loss	$(6,182)	$(5,913)	$(9,767)	$(7,105)

Basic and diluted loss per common share	$(0.58)	$(0.56)	$(0.92)	$(0.67)

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 29,	June 29,	March 30,
	2007	2006	2006
ASSETS
CURRENT ASSETS:
Cash	$2,187	$2,232	$2,309
Accounts receivable, less allowances of $5,025, $3,766 and $4,093	33,393	35,481	36,955
Inventories	168,237	164,390	206,173
Income taxes receivable	4,891	6,427	5,142
Deferred income taxes	2,499	2,984	2,305
Prepaid expenses and other current assets	1,123	2,248	859
Asset held for sale	5,569	—	—

TOTAL CURRENT ASSETS	217,899	213,762	253,743

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	10,299	10,301
Buildings	77,733	64,146	63,400
Machinery and equipment	133,179	109,391	107,923
Furniture and leasehold improvements	6,113	5,440	5,558
Vehicles	2,880	2,897	2,991
Construction in progress	29,253	53,811	38,979

	258,621	245,984	229,152
Less: Accumulated depreciation	114,678	117,094	115,592

	143,943	128,890	113,560
Rental investment property, less accumulated depreciation of $1,536, $924 and $726	28,594	27,969	28,167

TOTAL PROPERTY, PLANT AND EQUIPMENT	172,537	156,859	141,727

Intangible asset — minimum retirement plan liability	6,197	6,197	10,467
Cash surrender value of officers’ life insurance and other assets	6,254	5,440	4,980
Development agreement	—	6,806	6,806
Goodwill	—	—	1,242
Brand name, less accumulated amortization of $6,392, $6,072 and $5,965	1,528	1,848	1,955

TOTAL ASSETS	$404,415	$390,912	$420,920

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 29,	June 29,	March 30,
	2007	2006	2006
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$80,987	$64,341	$78,620
Current maturities of long-term debt, including related party debt of $196, $4,279 and $3,173	58,544	67,717	76,091
Accounts payable, including related party payables of $1,279, $140 and $559	31,174	27,944	32,993
Book overdraft	10,076	14,301	10,584
Accrued payroll and related benefits	5,318	5,930	4,986
Accrued workers’ compensation	6,052	5,619	4,363
Other accrued expenses	6,826	5,293	4,843

TOTAL CURRENT LIABILITIES	198,977	191,145	212,480

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,911, $0 and $0	20,267	5,618	104
Retirement plan	8,644	7,654	11,745
Deferred income taxes	5,475	6,385	7,011
Other	310	—	—

TOTAL LONG-TERM LIABILITIES	34,696	19,657	18,860

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,121,349, 8,112,099 and 8,110,849 shares issued and outstanding	81	81	81
Capital in excess of par value	100,219	99,820	99,674
Retained earnings	71,620	81,387	91,003
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	170,742	180,110	189,580

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$404,415	$390,912	$420,920

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Thirty-nine Weeks Ended
	March 29,	March 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,767)	$(7,105)
Depreciation and amortization	9,970	7,563
Gain on disposition of properties	(3,108)	(963)
Deferred income tax benefit	(425)	(695)
Stock-based compensation expense	309	410
Change in current assets and current liabilities:
Accounts receivable, net	2,088	2,047
Inventories	(3,847)	11,451
Prepaid expenses and other current assets	1,125	804
Accounts payable	6,189	3,085
Accrued expenses	(70)	962
Income taxes receivable	1,536	(5,937)
Other operating assets	(1,718)	732

Net cash provided by operating activities	2,282	12,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,114)	(8,019)
Facility expansion costs	(29,986)	(22,740)
Proceeds from disposition of properties	17,812	24
Cash surrender value of officers’ life insurance	(285)	(280)

Net cash used in investing activities	(15,573)	(31,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	119,915	120,288
Repayments of revolving credit borrowings	(103,269)	(108,229)
Principal payments on long-term debt	(10,020)	(611)
Financing obligation with related parties	14,300	—
(Decrease) increase in book overdraft	(4,225)	7,537
Issuance of Common Stock under option plans	68	63
Minority interest distribution	(3,545)	—
Tax benefit of stock options exercised	22	37

Net cash provided by financing activities	13,246	19,085

NET (DECREASE) INCREASE IN CASH	(45)	424
Cash, beginning of period	2,232	1,885

Cash, end of period	$2,187	$2,309

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	1,117	133
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except where noted and per share data)
Note 1 — Basis of Presentation
John B. Sanfilippo & Son, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2007 are to the fiscal year ending June 28, 2007. References herein to fiscal 2006 are to the fiscal year ended June 29, 2006. References herein to the third quarter of fiscal 2007 are to the quarter ended March 29, 2007. References herein to the third quarter of fiscal 2006 are to the quarter ended March 30, 2006. The Company’s Note Agreement and Bank Credit Facility, as defined in Note 8, are sometimes collectively referred to “the Company’s primary financing facilities” and “the Company’s financing arrangements”.
In the opinion of the Company’s management, the accompanying statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The extent of the Company’s losses in fiscal 2006 and the first thirty-nine weeks of fiscal 2007, the non-compliance with restrictive covenants under its primary financing facilities and uncertainties related to meeting future restrictive covenants under its primary financing facilities raise substantial doubt over the Company’s ability to continue as a going concern. See Note 9. The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet as of June 29, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report filed on Form 10-K/A for the year ended June 29, 2006.
Note 2 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

	March 29,	June 29,	March 30,
	2007	2006	2006
Raw material and supplies	$87,282	$77,209	$113,357
Work-in-process and finished goods	80,955	87,181	92,816

Inventories	$168,237	$164,390	$206,173

Note 3 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

			For the
	For the Quarter Ended		Thirty-nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2007	2006	2007	2006
Weighted average shares outstanding — basic	10,594,944	10,585,749	10,593,981	10,582,815
Effect of dilutive securities:
Stock options	—	—	—	—

Weighted average shares outstanding — diluted	10,594,944	10,585,749	10,593,981	10,582,815

359,690 stock options with a weighted average exercise price of $12.98 were excluded from the computation of diluted earnings per share for both the quarter and thirty-nine weeks ended March 29, 2007, due to the net loss for the quarterly and thirty-nine week periods. 329,940 stock options with a weighted average exercise price of $13.70 were excluded from the diluted earnings per share computation for both the quarter and thirty-nine weeks ended March 30, 2006 due to the net loss for the quarterly and thirty-nine week periods.
Note 4 — Stock-Based Compensation
At the Company’s annual meeting of stockholders on October 28, 1998, the Company’s stockholders approved a new stock option plan (the “1998 Equity Incentive Plan”) under which non-qualified options and stock-based awards may be made. There are 700,000 shares of common stock authorized for issuance to certain key employees and “outside directors” (i.e. directors who are not employees of the Company or any of its subsidiaries). The exercise price of the options will be determined by the Board of Directors as set forth in the 1998 Equity Incentive Plan. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant, with the exception of non-qualified stock options, which can have an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. All of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. On March 29, 2007, there were 155,000 options available for distribution under this plan. Option exercises are satisfied through the issuance of new shares of Common Stock.
Activity in the Company’s stock option plans for the first thirty-nine weeks of fiscal 2007 was as follows:

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
Options	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, at June 29, 2006	324,815	$13.70
Activity:
Granted	75,000	10.23
Exercised	(9,250)	6.95
Forfeited	(30,875)	15.69

Outstanding, at March 29, 2007	359,690	$12.98	6.34	$1,015

Exercisable, at March 29, 2007	202,315	$11.57	5.48	$788

The weighted average grant date fair value of stock options granted during the first thirty-nine weeks of fiscal years 2007 and 2006 was $5.45 and $9.43, respectively. The total intrinsic value of options exercised during the first thirty-nine weeks of fiscal years 2007 and 2006 was $57 and $96, respectively.
Compensation expense attributable to stock-based compensation during the first thirty-nine weeks of fiscal years 2007 and 2006 was $309 and $410, respectively. As of March 29, 2007, there was $899 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The Company expects to recognize that cost over a weighted average period of 1.37 years.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Thirty-nine Weeks Ended
	March 29,	March 30,
	2007	2006
Weighted average expected stock-price volatility	54.00%	54.66%
Average risk-free interest rate	4.57%	4.14%
Average dividend yield	0.00%	0.00%
Weighted average expected option life (in years)	5.78	5.72
Forfeiture percentage	5.00%	0.00%

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

			For the
	For the Quarter Ended		Thirty-nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2007	2006	2007	2006
Service cost	$66	$116	$196	$270
Interest cost	163	193	490	450
Amortization of prior service cost	239	239	718	558
Amortization of gain	(76)	—	(229)	—

Net periodic benefit cost	$392	$548	$1,175	$1,278

Note 6 — Distribution Channel and Product Type Sales Mix
The Company operates in a single reportable segment through which it sells various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

			For the
	For the Quarter Ended		Thirty-nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
Distribution Channel	2007	2006	2007	2006
Consumer	$51,387	$56,548	$218,371	$229,219
Industrial	22,772	27,836	85,418	104,344
Food Service	13,788	13,852	44,666	47,125
Contract Packaging	10,047	10,492	32,924	32,464
Export	9,015	10,276	37,077	35,587

Total	$107,009	$119,004	$418,456	$448,739

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

			For the
	For the Quarter Ended		Thirty-nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
Product Type	2007	2006	2007	2006
Peanuts	21.1%	21.4%	18.9%	19.6%
Pecans	17.5	17.0	23.8	23.6
Cashews & Mixed Nuts	21.3	22.4	21.1	21.8
Walnuts	13.7	11.5	13.8	11.6
Almonds	16.8	18.7	13.0	15.2
Other	9.6	9.0	9.4	8.2

Total	100.0%	100.0%	100.0%	100.0%

Note 7 — Comprehensive Income
The Company accounts for comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income”. The Company currently has no components of comprehensive income that are required to be disclosed separately. Consequently, comprehensive income equals net income for all periods presented.

Note 8 — Credit Facilities
The Company’s primary financing arrangements include a long-term financing facility (the “Note Agreement”) and a revolving bank credit facility (the “Bank Credit Facility”). The Company was not in compliance with the minimum adjusted quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement under the Company’s Note Agreement for the third quarter of fiscal 2007, which resulted in a cross-default under the Company’s Bank Credit Facility. Also, the Company was not in compliance with the monthly minimum working capital requirement under the Note Agreement and Bank Credit Facility for each of the months in the quarter ended March 29, 2007. As a result of the Company’s current non-compliance, the Bank Credit Facility lenders and Noteholders may demand immediate payment for all amounts outstanding pursuant to the Note Agreement and Bank Credit Facility, and in certain circumstances the Company could be required to prepay outstanding debt balances as required by such agreements. The Company has requested waivers from the Noteholders and Bank Credit Facility lenders for its current non-compliance and is uncertain whether waivers can be obtained. If waivers are not received, the Company would be required to obtain alternative financing for amounts outstanding pursuant to its Bank Credit Facility and Note Agreement. The Company is uncertain whether alternative financing could be obtained or whether new lenders would be willing to negotiate commercially reasonable terms not adverse to the Company. The Company expects that it will be unable to comply with the covenants and warranties contained in the Note Agreement and Bank Credit Facility, such as the minimum adjusted EBITDA covenant contained in its Note Agreement and the minimum working capital requirement contained in its Note Agreement and Bank Credit Facility, for the fourth quarter of fiscal 2007 and is uncertain whether it will be able to comply with the covenants and warranties contained in such agreements in fiscal 2008. If the Company does not comply with the covenants or warranties in its financing arrangements in the future, the Company will continue to seek waivers from the Noteholders and Bank Credit Facility lenders, as applicable.
There can be no assurance that waivers will be received for current or future non-compliance with the requirements in the Bank Credit Facility and Note Agreement, or that such waivers will be on commercially reasonable terms that are not adverse to the Company. If waivers are not received or acceptable terms renegotiated with respect to current and future non-compliance with covenant or warranty requirements, the Company’s ability to pursue its business plans, objectives and its ability to continue as a going concern would be adversely affected and would require the Company to seek alternative sources of financing. In light of the non-compliance with restrictive covenants as a result of the Company’s performance for the first thirty-nine weeks of fiscal 2007, and the uncertainty relating to the Company’s ability to comply with covenants and warranties during future periods, amounts due pursuant to the Note Agreement as of March 29, 2007 are classified as “Current Maturities of Long-Term Debt”. Sustained losses by the Company, the inability to receive waivers from the Company’s lenders, the inability to secure alternative financing for amounts due pursuant to the Note Agreement and/or Bank Credit Facility, and/or continued non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows. There is also substantial doubt with respect to the Company’s ability to continue as a going concern.
Note 9—Management’s Plans to Continue as a Going Concern
The Company’s ability to continue as a going concern is dependent on the ability of the Company to return to historic levels of profitability and, in the near term, obtain either funding from outside sources or on-going waivers from the lenders of amounts due pursuant to the Company’s primary financing arrangements. The extent of the Company’s losses in fiscal 2006 and the first thirty-nine weeks of fiscal 2007, the non-compliance with restrictive covenants under its primary financing facilities and uncertainties related to meeting future restrictive covenants under its primary financing facilities raise substantial doubt with respect to the Company’s ability to continue as a going concern. The significant losses incurred for fiscal 2006 and the first half of fiscal 2007 were caused in large part by the decline in the market price for almonds after the 2005 crop was procured. Sales of the 2005 almond crop were completed in November 2006 (the second quarter of fiscal 2007). Almond profit margins returned to normal historical levels in December 2006. The Company no longer purchases almonds directly from growers and discontinued its almond handling operation conducted at its Gustine, California facility during the third quarter of fiscal 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold. While the decline in the market price of the 2005 crop almonds negatively affected the Company’s profitability through the second quarter of fiscal 2007, the loss incurred during the third quarter of fiscal 2007 was due primarily to insufficient sales volume and expenses related to the Company’s relocation of its Chicago area operations to its new facility in Elgin, Illinois. The Company will continue to incur costs at its old Chicago area locations through fiscal 2008 as production lines are transferred to the new facility in Elgin.
Management’s plans to further address the Company’s ability to continue as a going concern include: (1) conducting a market review of all items that the Company sells and reducing unprofitable items or increasing prices; (2) implementing merchandising, retail operating and marketing plans to help increase unit sales and gross margin; (3) continuing to reduce manufacturing spending and costs associated with excess waste at its production facilities to improve gross margin; (4) achieving planned efficiencies from the new facility, and (5) if necessary, attempting to obtain waivers from the Company’s lenders with respect to any future events of default pursuant to the Company’s primary financing arrangements. During the second quarter of fiscal 2007, management began addressing the items discussed above. Management continued to address the items during the third quarter of fiscal 2007 and will continue to address these items in the future. For example, profitability reviews are being conducted for all major items. Price increases are being sought for certain sales that are generating unsatisfactory gross margins. In certain cases, sales will be eliminated to customers that do not accept price increases. The Company is actively developing plans, especially for its Fisher brand, with the intention of increasing sales and gross margin. As a result of these efforts, the Company has secured additional private label business that should generate approximately $25 million in new sales on an annual basis. While the Company’s new facility is expected to provide substantial cost savings in the future, additional costs, estimated at $2.5 million per quarter, will be incurred through fiscal 2008 until all Chicago area operations are consolidated into the new facility. The Company is currently evaluating whether the benefits of reduced manufacturing spending in fiscal 2008 from accelerating the move exceed the increased costs associated with such acceleration, including using outside contractors for the removal and installation of the existing equipment. If the Company decides to accelerate the move, it would incur moving costs in a shorter amount of time than anticipated.
Management believes that the implementation of the initiatives described above should enhance future operating performance; however, the discontinuance of the almond handling operation and the efforts to reduce unprofitable items will likely lead to a decline in net sales. Virtually all of these sales were significantly unprofitable in fiscal 2006 and the remaining sales are expected to generate a nominal gross profit through the end of fiscal 2007. The discontinuance of purchasing almonds directly from growers is expected to free up working capital for debt reduction and/or purchases of other nuts that typically deliver a higher gross profit than the gross profit from almonds.
In summary, management believes that the steps that it has taken and will take to improve operating performance and decreased nut acquisition costs should enhance its ability to return to historic levels of profitability. However, the Company is currently in non-compliance with restrictive covenants under its financing facilities. If waivers are not received from its lenders, the Company would attempt to obtain alternative financing. The Company is uncertain as to its ability to obtain waivers and/or alternative financing.
If the Company is not able to achieve these objectives, the Company’s financial condition will be adversely affected in a material way.
Note 10 — Interest Cost
The following is a breakout of interest cost:

			For the
	For the Quarter Ended		Thirty-nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2007	2006	2007	2006
Gross interest cost	$2,861	$2,383	$7,216	$5,614
Capitalized interest	—	(534)	(901)	(1,101)

Interest expense	$2,861	$1,849	$6,315	$4,513

Note 11— Property Sale and Leaseback Transactions
In furtherance of its facility consolidation project, the Company sold its Chicago area facilities in July 2006. One such Chicago area facility (the Busse Road facility) was owned partially by the Company and partially by a consolidated related party partnership, a variable interest entity. The related party partnership leased its portion of the Busse Road facility to the Company. The portion of the Busse Road property that the Company owned was sold to the related party partnership in July 2006 and the related lease obligation was terminated without penalty to the Company. The related party partnership then sold the Busse Road property to a third party, which is leasing back the property to the Company through December 2007 with a three to nine month renewal option for the time period necessary to transition operations to the new Elgin facility. The proceeds upon disposition of the property by the partnership totaled $9.6 million (with $2.0 million directly allocable to the Company-owned portion of the property), resulting in the Company recognizing a gain of approximately $4.6 million (net of $1.3 million being deferred and amortized as reductions in rental expense over the lease term), with offsetting amounts applicable to the partnership’s minority interest of $4.6 million. As the Company was the primary beneficiary of the partnership, upon consolidation of the partnership the deficit, which includes losses in excess of the minority interest, was absorbed by the Company. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of approximately $1.1 million were recovered by the Company to the extent such losses were previously allocated to the Company operations in consolidation and reduced any gain allocable to the partnership interest.
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
Note 12— Financing Obligation
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. See Note 11 in this Form 10-Q and Note 3 in the Company’s 2006 Annual Report filed on Form 10-K/A for the year ended June 29, 2006 for discussion of the related party partnership transaction in fiscal 2006 and 2007.
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
Note 14 — Asset Held for Sale/Development Agreement
Prior to acquiring the site being used for the Company’s facility consolidation project, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a termination agreement with the City of Elgin whereby the Development Agreement was terminated and the Company and the City of Elgin (the “City”) became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC acquired title to the Original Site by quitclaim deed, and JBSS Properties LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers, and expects a sale to be consummated in the next twelve months. A portion of the Original Site contains an office building (which the Company began renting during the third quarter of fiscal 2007) that will not be included in the planned sale. The planned sale meets the criteria of an “Asset Held for Sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” and is presented as a current asset in the balance sheet as of March 29, 2007. The Company’s costs under the Development Agreement were $6,806 as of March 29, 2007, June 29, 2006 and March 30, 2006, $5,569 of which is recorded as “Asset Held for Sale” and $1,237 is recorded as “Rental Investment Property” as of March 29, 2007. The entire $6,806 were recorded as “Other Assets” as of June 29, 2006 and March 30, 2006. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value is required.
Note 15— Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation becomes effective for fiscal 2008. The Company is currently assessing the impact of FASB Interpretation No. 48 on the Company’s financial position, results of operations and cash flows.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize on a prospective basis the funded status of their defined benefit pension and postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income, net of tax. The provisions of SFAS 158 are effective as of the end of fiscal year ending June 28, 2007. The Company is currently evaluating the provisions of SFAS 158 on the Company’s consolidated financial position, results of operations and cash flows.
In September 2006, the FASB issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-04”). Under EITF 06-04, for an endorsement split-dollar life insurance contract, an employer should recognize a liability for future benefits in accordance with FASB 106, “Employers Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion 12. The provisions of EITF 06-04 are effective for fiscal 2009, although early adoption is permissible. The Company is currently evaluating the provisions of EITF 06-04 on the Company’s consolidated financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen weeks quarters). References herein to fiscal 2007 are to the fiscal year ending June 28, 2007. References herein to fiscal 2006 are to the fiscal year ended June 29, 2006. References herein to the third quarter of fiscal 2007 are to the quarter ended March 29, 2007. References herein to the third quarter of fiscal 2006 are to the quarter ended March 30, 2006. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. The Company’s Note Agreement and Bank Credit Facility, as defined below, are sometimes collectively referred to “the Company’s primary financing facilities” and “the Company’s financing arrangements”.
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
The Company’s results through the third quarter of fiscal 2007 were disappointing in terms of both sales and earnings. Net sales decreased by 10.1% to $107.0 million for the third quarter of fiscal 2007 compared to $119.0 million for the third quarter of fiscal 2006. The net sales decrease in the quarterly comparison is almost completely attributable to a volume decline, as measured in pounds shipped, of 9.5%. The overall average selling price per pound was virtually unchanged in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The sales volume decrease occurred for each of the Company’s distribution channels. Net sales decreased by 6.7% to $418.5 million for the first thirty-nine weeks of fiscal 2007 compared to $448.7 million for the first thirty-nine weeks of fiscal 2006. The net sales decrease for the thirty-nine week comparison is primarily attributable to a decline in the overall average selling price per pound shipped of 5.4%. Sales volume measured in pounds decreased by 1.5% over this period due primarily to a 5.8% decrease in the consumer distribution channel. Gross profit margin increased to 5.6% for the third quarter of fiscal 2007 from 3.8% for the third quarter of fiscal 2006 due to significant decreases in commodity costs which were partially offset by a change in unfavorable production variances of approximately $4.5 million. Unfavorable production variances arose as a result of a 21.5% decrease in pounds produced in the third quarter of fiscal 2007 while spending increased by 6.6% in comparison to the third quarter of fiscal 2006. Spending increased mainly due to a significant portion of the Company’s new facility being placed into service while operations continue in the existing Chicago-area production facilities. The new facility accounted for 18% of the production volume that occurred in the Chicago-area facilities in the third quarter of fiscal 2007. The temporary redundant manufacturing costs of operating out of four facilities in the Chicago area were approximately $2.5 million in the third quarter of fiscal 2007. Net loss increased to $6.2 million for the third quarter of fiscal 2007 from a net loss of $5.9 million for the third quarter of fiscal 2006. Net loss increased to $9.8 million for the first thirty-nine weeks of fiscal 2007 compared to a net loss of $7.1 million for the first thirty-nine weeks of fiscal 2006.
As a result of the disappointing operating performance, the Company was not in compliance with certain financial covenants contained in the Company’s long-term financing facility (the “Note Agreement”) and the Company’s revolving bank credit facility (the “Bank Credit Facility”) as of the end of the third quarter of fiscal 2007. Specifically, the Company was not in compliance with quarterly covenants for the third quarter of fiscal 2007 since the Company did not achieve the minimum adjusted quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement under the Note Agreement which is a cross-default under the Bank Credit Facility. Also, the Company was not in compliance with the minimum monthly working capital requirement under the Note Agreement and Bank Credit Facility for each of the months in the third quarter of fiscal 2007. As a result of the Company’s current non-compliance, the Bank Credit Facility lenders and Noteholders may demand immediate payment for all amounts outstanding pursuant to the Note Agreement and Bank Credit Facility, and in certain circumstances the Company could be required to prepay outstanding debt balances as required by such agreements. The Company has requested waivers from the Noteholders and Bank Credit Facility lenders for its current non-compliance and is uncertain whether waivers can be obtained. If waivers are not received, the Company would be required to obtain alternative financing for amounts outstanding pursuant to its Bank Credit Facility and Note Agreement. The Company is uncertain whether alternative financing could be obtained or whether new lenders would be willing to negotiate commercially reasonable terms not adverse to the Company. The Company expects that it will be unable to comply with the covenants and warranties contained in the Note Agreement and Bank Credit Facility, such as the minimum adjusted EBITDA covenant contained in its Note Agreement and the minimum working capital requirement contained in its Note Agreement and Bank Credit Facility, for the fourth quarter of fiscal 2007 and is uncertain whether it will be able to comply with the covenants and warranties contained in such agreements in fiscal 2008. If the Company does not comply with the covenants or warranties in its financing arrangements in the future, the Company will continue to seek waivers from the Noteholders and Bank Credit Facility lenders, as applicable.
There can be no assurance that waivers will be received for current or future non-compliance with the requirements in the Bank Credit Facility and Note Agreement, or that such waivers will be on commercially reasonable terms that are not adverse to the Company. If waivers are not received or acceptable terms renegotiated with respect to current and future non-compliance with covenant or warranty requirements, the Company’s ability to pursue its business plans, objectives and its ability to continue as a going concern would be adversely affected and would require the Company to seek alternative sources of financing. In light of the non-compliance with restrictive covenants as a result of the Company’s performance for the first thirty-nine weeks of fiscal 2007, and the uncertainty relating to the Company’s ability to comply with covenants and warranties during future periods, amounts due pursuant to the Note Agreement as of March 29, 2007 are classified as “Current Maturities of Long-Term Debt”. Sustained losses by the Company, the inability to receive waivers from the Company’s lenders, the inability to secure alternative financing for amounts due pursuant to the Note Agreement and/or Bank Credit Facility, and/or continued non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows. There is also substantial doubt with respect to the Company’s ability to continue as a going concern.
During the first twenty-six weeks of fiscal 2007, almonds continued to significantly reduce the Company’s profitability. Virtually all almond handlers are owned in whole or in part by almond growers, which has resulted in competitive challenges for the Company in recent crop years. In November 2006, the Company announced that it will no longer purchase almonds directly from growers and discontinued its almond handling operation at its Gustine, California facility during the third quarter of fiscal 2007 when the processing of current crop year almonds purchased directly from growers was completed. The Company discontinued its almond handling operation in order to reduce commodity risk and to eliminate the significant labor costs associated with processing almonds that could not be recovered completely when the almonds are sold. During the first quarter of fiscal 2007, the Company transitioned into a new crop year with high cost 2005 crop year almonds still on hand in a declining price environment. All sales of 2005 crop year almond inventories were completed in November 2006. Almond sales delivered normal gross margins (slightly below the Company’s overall gross margins) in December 2006 and the third quarter of fiscal 2007, and management believes that almonds will continue to deliver normal profit margins for the remainder of the crop year. The majority of the machinery and equipment used in the discontinued almond handling operation that will not be redeployed within the Company was sold during the third quarter of fiscal 2007. The Company performed a review of the carrying value of the assets related to its Gustine operation and concluded that no impairment of the carrying value currently exists.
Walnuts also negatively affected the Company’s profitability during the first thirty-nine weeks of fiscal 2007. The Company was burdened by the impact of having to increase its final settlement payments to walnut growers in the third quarter of fiscal 2006 after a majority of its industrial walnut sales through the second quarter of fiscal 2007 were contracted at fixed prices. Consequently, industrial walnut sales delivered nominal gross margins for the first half of fiscal 2007. Gross margins on walnut sales contracts entered into during the second and third quarters of fiscal 2007 should return to normal levels. Walnut sales in the Company’s consumer distribution channel have also delivered nominal gross margins through the first thirty-nine weeks of fiscal 2007. Significant price increases at major customers were implemented toward the end of the third quarter of fiscal 2007, which should allow for improved consumer walnut gross margins beginning in the fourth quarter of fiscal 2007.
The Company faces a number of challenges in the future. Specific challenges, among others, include the Company’s sustained losses, non-compliance with the Company’s financing arrangements, and the possibility of future non-compliance with the Company’s financing arrangements. The Company faces potential disruptive effects on its business, such as business interruptions that may result from the transfer of production to the new facility. The total projected cost of the new facility is currently estimated at approximately $115 million, which is $20 million higher than the original estimates. In addition, the Company will continue to face the ongoing challenges of its business such as fluctuating commodity costs, food safety and regulatory issues and the maintenance and growth of its customer base. See the information referenced in Part II, Item 1A — “Risk Factors”.
Total inventories were $168.2 million at March 29, 2007, an increase of $3.8 million, or 2.3%, from the balance at June 29, 2006, and a decrease of $37.9 million, or 18.4%, from the balance at March 30, 2006. The increase from June 29, 2006 to March 29, 2007 is due primarily to the purchase of nuts at harvest time. The decrease from March 30, 2006 to March 29, 2007 is primarily due to decreases in the quantities on hand of walnuts and almonds. Also contributing to the decrease in inventories at March 29, 2007 compared to March 30, 2006 are lower costs for almonds, cashews and macadamias. The decrease in walnut quantities is due to the Company consciously purchasing lower quantities of inshell walnuts during the current crop year because quantities purchased in the preceding crop year necessitated the outside storage and processing of walnuts. The decrease in almond quantities is due to lower purchases for the 2006 crop year than the 2005 crop year pursuant to the Company’s plans to discontinue its almond handling operations. The average cost of almonds on hand at March 29, 2007 is approximately $1.00 per pound lower than the average cost of almonds on hand at March 30, 2006. The average cost for cashews in inventory at March 29, 2007 declined by $0.32 per pound from the cashews in inventory at March 30, 2006. Net accounts receivable were $33.4 million at March 29, 2007, a decrease of $2.1 million, or 5.9%, from the balance at June 29, 2006, and a decrease of $3.6 million, or 9.6%, from the balance at March 30, 2006. The decrease from June 29, 2006 to March 29, 2007 is due to higher monthly sales in June 2006 than in March 2007 due to the seasonality of the business. The decrease from March 30, 2006 to March 29, 2007 is due primarily to lower sales in March 2007 than March 2006. Accounts receivable allowances were $5.0 million at March 29, 2007, an increase of $1.3 million and $0.9 million over the amounts at June 29, 2006 and March 30, 2006, respectively. The primary reason for the increase in accounts receivable allowances is an increase in promotional activity, such as marketing funds and rebates, for retail and food service customers.
As previously disclosed, the Company is undertaking a facility consolidation project as a means of expanding its production capacity and enhancing the efficiency of its operations. As part of the facility consolidation project, on April 15, 2005, the Company closed on the $48.0 million purchase of a site in Elgin, Illinois (the “Current Site”). The Current Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller for a three year period, with options for an additional seven years. Approximately 60% of the office building has been leased to third parties; however, further capital expenditures may be necessary to lease the remaining space. The 653,302 square foot warehouse was expanded to slightly over 1,000,000 square feet during fiscal 2006 and was modified to serve as the Company’s principal processing and distribution facility and the Company’s headquarters. The Company transferred its primary Chicago area distribution facility from a leased location to the Current Site in July 2006. Processing operations began at the Current Site in the second quarter of fiscal 2007, with operations moving from the existing Chicago area locations, and new equipment installed, beginning in the second quarter of fiscal 2007 and expected to continue on a gradual basis through the end of calendar 2008. The Company is currently evaluating whether the benefits of reduced manufacturing spending in fiscal 2008 from accelerating the move exceed the increased costs associated with such acceleration, including using outside contractors for the removal and installation of the existing equipment. If the Company decides to accelerate the move, it would incur moving costs in a shorter amount of time than anticipated. The Company’s headquarters was relocated to the Current Site in February 2007.
The facility consolidation project is anticipated to achieve two primary objectives. First, the consolidation is intended to generate cost savings through the elimination of redundant costs, such as interplant freight, and improvements in manufacturing efficiencies. Second, the new facility is expected to initially increase production capacity by 25% to 40% and to provide substantially more square footage than the aggregate space now available in the Company’s existing Chicago area facilities to support future growth in the Company’s business. The facility consolidation project is expected to allow the Company to pursue certain new business opportunities that were not available due to the lack of production capacity. The benefits of the facility consolidation project will not be fully realized, as expected, unless the Company’s sales volume improves in the future.
In fiscal 2005, in order to optimize the benefits of the facility consolidation project, the Company’s Board of Directors appointed an independent board committee to explore alternatives with respect to the Company’s existing leases for the properties owned by two related party partnerships. After negotiations with the partnerships, the independent committee approved a proposed transaction and, subsequently, the Company entered into various agreements with the partnerships. The agreements provided for an overall transaction whereby: (i) the current related party leases were terminated without penalty to the Company; (ii) the Company sold the portion of the Busse Road property that it owned to the partnerships for $2.0 million; and (iii) the Company sold its Selma, Texas properties to the partnerships for $14.3 million (an estimate of fair value which also slightly exceeds its carrying value) and leased the properties back. The sale price and rental rate for the Selma, Texas properties were determined by an independent appraiser to be at fair market value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent, with three five-year renewal options. In addition, the Company has an option to repurchase the Selma property from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The sale of the Selma, Texas properties at fair market value to the related party partnerships was consummated during the first quarter of fiscal 2007.
In furtherance of its facility consolidation project, the Company sold its Chicago area facilities in July 2006. One such Chicago area facility (the Busse Road facility) was owned partially by the Company and partially by a consolidated related party partnership, a variable interest entity. The related party partnership leased its portion of the Busse Road facility to the Company. The portion of the Busse Road property that the Company owned was sold to the related party partnership in July 2006 and the related lease obligation was terminated without penalty to the Company. The related party partnership then sold the Busse Road property to a third party, which is leasing back the property to the Company through December 2007 with a three to nine month renewal option for the time period necessary to transition operations to the Current Site. The proceeds upon disposition of the property by the partnership totaled $9.6 million (with $2.0 million directly allocable to the Company-owned portion of the property), resulting in the Company recognizing a gain of approximately $4.6 million (net of $1.3 million being deferred and amortized as reductions in rental expense over the lease term), with offsetting amounts applicable to the partnership’s minority interest of $4.6 million. As the Company was the primary beneficiary of the partnership, upon consolidation of the partnership the deficit, which includes losses in excess of the minority interest, was absorbed by the Company. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of approximately $1.1 million were recovered by the Company to the extent such losses were previously allocated to the Company operations in consolidation and reduced any gain allocable to the partnership interest.
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
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. See Note 11 in this Form 10-Q and Note 3 in the Company’s 2006 Annual Report filed on Form 10-K/A for the year ended June 29, 2006 for discussions of the related party partnership transactions occurring in fiscal 2006 and 2007.
The Company performed an analysis of its existing assets at its Chicago locations, and based on this analysis identified those assets which will be transferred to the Current Site and those that will not. For those assets which are not expected to be transferred to the Current Site, the remaining depreciation period has been reduced to reflect the Company’s estimate of the useful lives of these assets. In addition to the assets being transferred, new machinery and equipment was also be installed at the Current Site. The Company currently anticipates that operations will be fully integrated into the Current Site by December 2008. Total remaining expenditures for the facility consolidation project are not expected to exceed $5.0 million. However, several uncertainties exist, such as those referred to under Part II, Item 1A, “Risk Factors”.
Prior to acquiring the Current Site, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a termination agreement with the City of Elgin whereby the Development Agreement was terminated and the Company and the

City of Elgin (the “City”) became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC acquired title to the Original Site by quitclaim deed, and JBSS Properties LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers, and expects a sale to be consummated in the next twelve months. A portion of the Original Site contains an office building (which the Company began renting during the third quarter of fiscal 2007) that will not be included in the planned sale. The planned sale meets the criteria of an “Asset Held for Sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” and is presented as a current asset in the balance sheet as of March 29, 2007. The Company’s costs under the Development Agreement were $6.8 million as of March 29, 2007, June 29, 2006 and March 30, 2006, $5.6 million of which is recorded as “Asset Held for Sale” and $1.2 million is recorded as “Rental Investment Property” as of March 29, 2007. The entire $6.8 million was recorded as “Other Assets” as of June 29, 2006 and March 30, 2006. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value is required.
The Company’s business is seasonal. Demand for peanut and other nut products is highest during the months of October, November and December. Peanuts, pecans, walnuts and almonds, the Company’s principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, the Company’s personnel requirements rise during the last four months of the calendar year. This seasonality has also impacted capacity utilization at the Company’s Chicago area facilities, with these facilities routinely operated at full capacity during the last four months of the calendar year. The transfer of production to the Current Site should alleviate the Company’s prior capacity restraints during these time periods. The Company’s working capital requirements generally peak during the third quarter of the Company’s fiscal year.
RESULTS OF OPERATIONS
Net Sales
Net sales decreased from approximately $119.0 million for the third quarter of fiscal 2006 to $107.0 million for the third quarter of fiscal 2007, a decrease of $12.0 million, or 10.1%. Sales volume, measured as pounds shipped, decreased by 9.5%. Net sales, measured in dollars and sales volume, decreased in each of the Company’s distribution channels. While average selling prices declined for all key commodities except walnuts and peanuts, the overall average selling price per pound was virtually unchanged due to sales mix. For the first thirty-nine weeks of fiscal 2007, net sales decreased to $418.5 million from $448.7 million for the first thirty-nine weeks of fiscal 2006. The decrease in net sales for the year to date comparison was attributable primarily to lower average selling prices while unit volume sold decreased by 1.5%.
Net sales in the consumer distribution channel decreased by 9.1% in dollars and 6.6% in volume in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 and 4.7% in dollars and 5.8% in volume during the first thirty-nine weeks of fiscal 2007 compared to the first thirty-nine weeks of fiscal 2006. Private label consumer sales volume decreased by 10.8% in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 and 8.4% for the first thirty-nine weeks of fiscal 2007 compared to the first thirty-nine weeks of fiscal 2006 due to the loss of business at a major customer at the end of fiscal 2006 and lower sales to two other major customers. These decreases were partially offset by increases in sales to other major customers. Fisher brand sales volume increased by 6.8% in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 due to significantly higher baking nut sales to a major customer. Fisher brand sales volume increased by 1.4% for the first thirty-nine weeks of fiscal 2007 compared to the first thirty-nine weeks of fiscal 2006 due to significantly higher baking nut sales, offset partially by lost business during the first quarter of fiscal 2007 and promotional activity at major customers that occurred in the first quarter of fiscal 2006 that did not recur during the first quarter of fiscal 2007. The Company has recently secured new private label business that should generate approximately $25.0 million in new sales on an annual basis.
Net sales in the industrial distribution channel decreased by 18.2% in dollars and 18.4% in sales volume in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The sales volume decrease is due almost entirely to sales of raw peanuts to other peanut processors that occurred in the third quarter of fiscal 2006. Net sales in the industrial distribution channel decreased by 18.1% in dollars for the first thirty-nine weeks of fiscal 2007 compared to the first thirty-nine weeks of fiscal 2006, but increased 5.8% in terms of sales volume due to higher raw peanut sales in the first thirty-nine weeks of fiscal 2006. Excluding these raw peanut sales, industrial sales volume would have decreased for the first thirty-nine weeks of fiscal 2007 compared to the first thirty-nine weeks of fiscal 2006. The decrease in industrial sales volume for the first thirty-nine weeks of fiscal 2007 (excluding raw peanut sales) was due primarily to industrial customers not using nuts as ingredients in new products because of the high costs of tree nuts for the 2005 crop year. Since tree nut costs stabilized in the 2006 crop year, industrial customers are using nuts in products that should be introduced in the future. Consequently, sales volume to industrial customers should improve in fiscal 2008.
Net sales in the food service distribution channel decreased by 0.5% in dollars and 1.0% in volume in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Net sales in the food service distribution channel decreased by 5.2% in dollars and 0.2% in volume for the first thirty-nine weeks of fiscal 2007 compared to the first thirty-nine weeks of fiscal 2006.
Net sales in the contract packaging distribution channel decreased by 4.2% in dollars and 14.0% in volume in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 primarily due to certain sales that occurred during the third quarter of fiscal 2006 that were subsequently discontinued. Net sales in the contract packaging distribution channel increased by 1.4% in dollars, but decreased 0.4% in volume for the first thirty-nine weeks of fiscal 2007 compared to the first thirty-nine weeks of fiscal 2006.
Net sales in the export distribution channel decreased by 12.3% in dollars and 2.7% in volume in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The dollar decrease was higher than the volume decrease since the composition of sales during the third quarter of fiscal 2007 contained more low-price items, such as inshell walnuts, than during the third quarter of fiscal 2006. Net sales in the export distribution channel increased by 4.2% in dollars and 2.9% in volume for the first thirty-nine weeks of fiscal 2007 compared to the first thirty-nine weeks of fiscal 2006. Significant volume increases were experienced at a major retail export customer whereas decreases were experienced in sales to industrial export customers, especially in by-product sales.
The following table shows a comparison of sales by distribution channel (dollars in thousands):

			For the
	For the Quarter Ended		Thirty-nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
Distribution Channel	2007	2006	2007	2006
Consumer	$51,387	$56,548	$218,371	$229,219
Industrial	22,772	27,836	85,418	104,344
Food Service	13,788	13,852	44,666	47,125
Contract Packaging	10,047	10,492	32,924	32,464
Export	9,015	10,276	37,077	35,587

Total	$107,009	$119,004	$418,456	$448,739

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

			For the
	For the Quarter Ended		Thirty-nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
Product Type	2007	2006	2007	2006
Peanuts	21.1%	21.4%	18.9%	19.6%
Pecans	17.5	17.0	23.8	23.6
Cashews & Mixed Nuts	21.3	22.4	21.1	21.8
Walnuts	13.7	11.5	13.8	11.6
Almonds	16.8	18.7	13.0	15.2
Other	9.6	9.0	9.4	8.2

Total	100.0%	100.0%	100.0%	100.0%

Gross Profit
Gross profit for the third quarter of fiscal 2007 increased 32.6% to $6.0 million from $4.5 million for the third quarter of fiscal 2006. Gross margin increased to 5.6% of net sales for the third quarter of fiscal 2007 from 3.8% for the third quarter of fiscal 2006. Gross profit for the first thirty-nine weeks of fiscal 2007 decreased 9.1% to $30.8 million from $33.9 million for the first thirty-nine weeks of fiscal 2006. Gross margin decreased to 7.4% of net sales for the first thirty-nine weeks of fiscal 2007 from 7.6% for the first thirty-nine weeks of fiscal 2006.
The quarterly gross profit margin increase was due primarily to significant decreases in commodity costs, which were partially offset by a change in unfavorable production variances of approximately $4.5 million. The change in production variances arose as a result of a 21.5% decrease in pounds produced in the third quarter of fiscal 2007 while spending increased by 6.6% in comparison to the third quarter of fiscal 2006. Spending increased mainly because a significant portion of the new facility has been placed into service while operations continued in the existing Chicago-area production facilities. The new facility accounted for 18% of the production volume that occurred in the Chicago-area facilities in the current quarter. The redundant manufacturing costs of operating out of four facilities in the Chicago area were approximately $2.5 million in the third quarter of fiscal 2007.
In addition to the factors that negatively affected gross margin for the third quarter of fiscal 2007, higher tree nut costs negatively affected gross margin during the first twenty-six weeks of fiscal 2007. Also $4.5 million of manufacturing expenses were incurred at the Company’s new facility during the first half of fiscal 2007 while production activities were limited. In addition, Fisher walnut promotional activity that began late in the first quarter of fiscal 2007 that allowed the Company to secure new ongoing distribution of Fisher walnut products at a major customer were at nominal gross profit margins. All sales of high cost old crop almonds were completed in November 2006, causing nominal gross margins to that date. Gross margins on almonds increased in December 2006 and should continue for the remainder of the crop year. Additionally, the final shell out of pecans and one variety of walnuts, near the end of the first quarter of fiscal 2007, led to $0.6 million in net unfavorable inventory adjustments.
Operating Expenses
Selling and administrative expenses for the third quarter of fiscal 2007 increased to 11.3% of net sales from 10.8% of net sales for the third quarter of fiscal 2006 primarily as a result of a lower sales base while certain costs remained relatively fixed. Selling expenses for the third quarter of fiscal 2007 were $8.1 million, a decrease of $0.9 million, or 9.7%, from the third quarter of fiscal 2006. The decrease is due primarily to a $0.9 million reduction in freight expense due to lower fuel surcharges and reduced sales volume. Administrative expenses for the third quarter of fiscal 2007 were $4.0 million, an increase of $0.1 million, or 2.5%, from the third quarter of fiscal 2006. The increase is due primarily to a $0.3 million increase in compensation related expenses, partially offset by a $0.2 million reduction in retirement plan expenses. Also included in operating expenses for the third quarter of fiscal 2006 is a gain of $0.9 million related real estate sales.
Selling and administrative expenses for the first thirty-nine weeks of fiscal 2007 increased to 10.1% of net sales from 9.2% of net sales for the first thirty-nine weeks of fiscal 2006, also due primarily to a lower sales base while certain costs remained relatively fixed. Selling expenses were $30.2 million, an increase of $0.2 million, or 0.6%, from the first thirty-nine weeks of fiscal 2006. The increase is due primarily to $1.3 million related to the Company’s new distribution facility, partially offset by a $1.0 reduction in freight expense. Administrative expenses were $11.9 million, an increase of $0.8 million, or 7.6%, from the first thirty-nine weeks of fiscal 2006. The increase was due primarily to a $0.6 million increase in legal and audit expenses and a $0.2 million increase in compensation expense. Also included in operating expenses for the first quarter of fiscal 2007 is a gain of $3.0 million related to real estate sales.
Loss from Operations
Due to the factors discussed above, loss from operations decreased to a loss of $6.1 million, or 5.7% of net sales, for the third quarter of fiscal 2007, from a loss of $7.4 million, or 6.2% of net sales, for the third quarter of fiscal 2006. Also due to the factors discussed above, loss from operations increased to a loss of $8.2 million, or 2.0% of net sales, for the first thirty-nine weeks of fiscal 2007, from a loss of $6.2 million, or 1.4% of net sales, for the first thirty-nine weeks of fiscal 2006.
Interest Expense
Interest expense for the third quarter of fiscal 2007 increased to $2.9 million from $1.8 million for the third quarter of fiscal 2006. Gross interest cost increased by $0.5 million, as no interest was capitalized during the third quarter of fiscal 2007 compared to $0.5 million during the third quarter of fiscal 2006. Interest expense for the first thirty-nine weeks of fiscal 2007 was $6.3 million compared to $4.5 million for the first thirty-nine weeks of fiscal 2006. Gross interest cost increased by $1.6 million, as $0.9 million of interest was capitalized during the first thirty-nine weeks of fiscal 2007 compared to $1.1 million during the first thirty-nine weeks of fiscal 2006. Increased short-term debt levels and higher interest rates led to the increase in interest expense for both the quarterly and thirty-nine week comparisons.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.5 million for the third quarter of fiscal 2007 compared to $0.2 million for the third quarter of fiscal 2006. Net rental and miscellaneous expense was $0.6 million for the first thirty-nine weeks of fiscal 2007 compared to $0.5 million for the first thirty-nine weeks of fiscal 2006. The increases of $0.3 million for the quarterly period and $0.2 million for the thirty-nine week period were caused by higher expenses at the office building at the Current Site, related primarily to higher than anticipated property tax assessments.
Income Taxes
Income tax benefit was $3.3 million, or 35.0% of loss before income taxes, for the third quarter of fiscal 2007 compared to $3.5 million, or 37.5%, for the third quarter of fiscal 2006. Income tax benefit was $5.4 million, or 35.7% of loss before income taxes, for the first thirty-nine weeks of fiscal 2007 compared to $4.1 million, or 36.7% of loss before income taxes, for the first thirty-nine weeks of fiscal 2006. The tax benefit rates are lower for fiscal 2007 than fiscal 2006 since state income tax carryforward benefits are limited due to the Company’s uncertain status as a going concern.
Net Loss
Net loss was ($6.2) million, or ($0.58) per common share (basic and diluted), for the third quarter of fiscal 2007, compared to a net loss of ($5.9) million, or ($0.56) per common share (basic and diluted), for the third quarter of fiscal 2006. Net loss was ($9.8) million, or ($0.92) per common share (basic and diluted), for the first thirty-nine weeks of fiscal 2007, compared to a net loss of ($7.1) million, or ($0.67) per common share (basic and diluted), for the first thirty-nine weeks of fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund the Company’s current operations, including its facility consolidation project, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those referred to under Part II, Item 1A, “Risk Factors”. The primary sources of cash are results of operations, availability under the Bank Credit Facility and proceeds from property dispositions.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts the Company sells. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $2.3 million for the first thirty-nine weeks of fiscal 2007 compared to $12.4 million for the first thirty-nine weeks of fiscal 2006. The decrease is due primarily to a $3.8 million increase in inventories during the first thirty-nine weeks of fiscal 2007 compared to an $11.5 million reduction in inventories during the first thirty-nine weeks of fiscal 2006.
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
The Company repaid $10.0 million of long-term debt during the first thirty-nine weeks of fiscal 2007, $2.0 million of which related to the prepayment of the Arlington Heights mortgage. The Arlington Heights facility was sold during the first quarter of fiscal 2007. $4.1 million of long-term debt payments related to payments made by one of the Company’s previously consolidated partnerships. $3.6 million of scheduled principal payments were made during the first thirty-nine weeks of fiscal 2007 according to the terms of the Note Agreement.
Plans To Continue as a Going Concern
The Company’s ability to continue as a going concern is dependent on the ability of the Company to return to historic levels of profitability and, in the near term, obtain either funding from outside sources or on-going waivers from the lenders of amounts due pursuant to the Company’s primary financing arrangements. The extent of the Company’s losses in fiscal 2006 and the first thirty-nine weeks of fiscal 2007, the non-compliance with restrictive covenants under its primary financing facilities and uncertainties related to meeting future restrictive covenants under its primary financing facilities raise substantial doubt with respect to the Company’s ability to continue as a going concern. The significant losses incurred for fiscal 2006 and the first half of fiscal 2007 were caused in large part by the decline in the market price for almonds after the 2005 crop was procured. Sales of the 2005 almond crop were completed in November 2006 (the second quarter of fiscal 2007). Almond profit margins returned to normal historical levels in December 2006. The Company no longer purchases almonds directly from growers and discontinued its almond handling operation conducted at its Gustine, California facility during the third quarter of fiscal 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold. While the decline in the market price of the 2005 crop almonds negatively affected the Company’s profitability through the second quarter of fiscal 2007, the loss incurred during the third quarter of fiscal 2007 was due primarily to insufficient sales volume and expenses related to the Company’s relocation of its Chicago area operations to its new facility in Elgin, Illinois. The Company will continue to incur costs at its old Chicago area locations through fiscal 2008 as production lines are transferred to the new facility in Elgin.
Management’s plans to further address the Company’s ability to continue as a going concern include: (1) conducting a market review of all items that the Company sells and reducing unprofitable items or increasing prices; (2) implementing merchandising, retail operating and marketing plans to help increase unit sales and gross margin; (3) continuing to reduce manufacturing spending and costs associated with excess waste at its production facilities to improve gross margin; (4) achieving planned efficiencies from the new facility, and (5) if necessary, attempting to obtain waivers from the Company’s lenders with respect to any future events of default pursuant to the Company’s primary financing arrangements. During the second quarter of fiscal 2007, management began addressing the items discussed above. Management continued to address the items during the third quarter of fiscal 2007 and will continue to address these items in the future. For example, profitability reviews are being conducted for all major items. Price increases are being sought for certain sales that are generating unsatisfactory gross margins. In certain cases, sales will be eliminated to customers that do not accept price increases. The Company is actively developing plans, especially for its Fisher brand, with the intention of increasing sales and gross margin. As a result of these efforts, the Company has secured additional private label business that should generate approximately $25 million in new sales on an annual basis. While the Company’s new facility is expected to provide substantial cost savings in the future, additional costs, estimated at $2.5 million per quarter, will be incurred through fiscal 2008 until all Chicago area operations are consolidated into the new facility. The Company is currently evaluating whether the benefits of reduced manufacturing spending in fiscal 2008 from accelerating the move exceed the increased costs associated with such acceleration, including using outside contractors for the removal and installation of the existing equipment. If the Company decides to accelerate the move, it would incur moving costs in a shorter amount of time than anticipated.
Management believes that the implementation of the initiatives described above should enhance future operating performance; however, the discontinuance of the almond handling operation and the efforts to reduce unprofitable items will likely lead to a decline in net sales. Virtually all of these sales were significantly unprofitable in fiscal 2006 and the remaining sales are expected to generate a nominal gross profit through the end of fiscal 2007. The discontinuance of purchasing almonds directly from growers is expected to free up working capital for debt reduction and/or purchases of other nuts that typically deliver a higher gross profit than the gross profit from almonds.
In summary, management believes that the steps that it has taken and will take to improve operating performance and decreased nut acquisition costs should enhance its ability to return to historic levels of profitability. However, the Company is currently in non-compliance with restrictive covenants under its financing facilities. If waivers are not received from its lenders, the Company would attempt to obtain alternative financing. The Company is uncertain as to its ability to obtain waivers and/or alternative financing.
If the Company is not able to achieve these objectives, the Company’s financial condition will be adversely affected in a material way.
Financing Arrangements
On July 27, 2006, the Company amended its unsecured prior bank credit facility into the Bank Credit Facility, a secured facility. The Bank Credit Facility provides for $100.0 million in secured borrowings and is comprised of (i) a working capital revolving loan which provides working capital financing of up to $93.6 million in the aggregate, and matures on July 25, 2009, and (ii) $6.0 million for the IDB Letter of Credit maturing on June 1, 2011 to secure the industrial development bonds which financed the construction of a peanut shelling plant in 1987. The Bank Credit Facility also allows for an amendment to increase the total amount of secured borrowings to $125.0 million at the election of the Company, the agent under the facility and one or more of the lenders under the facility. Borrowings under the Bank Credit Facility accrue interest at a rate, the weighted average of which was 7.59% at March 29, 2007, determined pursuant to a formula based on the agent bank’s reference rate, the prime rate and the Eurodollar rate. The interest rate varies depending upon the Company’s quarterly financial performance, as measured by the available borrowing base. The Bank Credit Facility also waived all non-compliance with financial covenants under the previous bank credit facility that existed through June 29, 2006. As of March 29, 2007, the Company had $9.6 million of available credit under the Bank Credit Facility.

The terms of the Bank Credit Facility include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios (if the borrowing base is below a designated level), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. The lenders are entitled to require immediate repayment of the Company’s obligations under the Bank Credit Facility in the event the Company defaults on payments required under the Bank Credit Facility, does not comply with the financial covenants contained in the Bank Credit Facility, or upon the occurrence of certain other defaults by the Company under the Bank Credit Facility (including a default under the Note Agreement). The Company is required to pay termination fees of $2.0 million and $1.0 million if it terminates the Bank Credit Facility in the first and second years of the agreement, respectively.
In order to finance a portion of the Company’s facility consolidation project and to provide for the Company’s general working capital needs, the Company received $65.0 million pursuant the Note Agreement entered into on December 16, 2004 with various lenders. The Note Agreement requires semi-annual principal payments of $3.6 million plus interest through December 1, 2014. As of March 29, 2007, the outstanding balance on the Note Agreement was $57.8 million. The Company has the option to prepay amounts outstanding under the Note Agreement. Any such prepayment must be for at least 5% of the outstanding amount at the time of prepayment up to 100%. A prepayment fee would be incurred based on the differential between the interest rate in the Note Agreement and 0.5% over published U.S. treasury securities having a maturity equal to the remaining average life of the prepaid principal amounts.
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
The Company was not in compliance with certain financial covenants contained in the Note Agreement and the Bank Credit Facility as of the end of the third quarter of fiscal 2007. Specifically, the Company was not in compliance with quarterly covenants for the third quarter of fiscal 2007 since the Company did not achieve the minimum adjusted quarterly EBITDA requirement under the Note Agreement which is a cross-default under the Bank Credit Facility. Also, the Company was not in compliance with the minimum monthly working capital requirement under the Note Agreement and Bank Credit Facility for each of the months in the third quarter of fiscal 2007. As a result of the Company’s current non-compliance, the Bank Credit Facility lenders and Noteholders may demand immediate payment for all amounts outstanding pursuant to the Note Agreement and Bank Credit Facility, and in certain circumstances the Company could be required to prepay outstanding debt balances as required by such agreements. The Company has requested waivers from the Noteholders and Bank Credit Facility lenders for its current non-compliance and is uncertain whether waivers can be obtained. If waivers are not received, the Company would be required to obtain alternative financing for amounts outstanding pursuant to its Bank Credit Facility and Note Agreement. The Company is uncertain whether alternative financing could be obtained or whether new lenders would be willing to negotiate commercially reasonable terms not adverse to the Company. The Company expects that it will be unable to comply with the covenants and warranties contained in the Note Agreement and Bank Credit Facility, such as the minimum adjusted EBITDA covenant contained in its Note Agreement and the minimum working capital requirement contained in its Note Agreement and Bank Credit Facility, for the fourth quarter of fiscal 2007 and is uncertain whether it will be able to comply with the covenants and warranties contained in such agreements in fiscal 2008. If the Company does not comply with the covenants or warranties in its financing arrangements in the future, the Company will continue to seek waivers from the Noteholders and Bank Credit Facility lenders, as applicable.
There can be no assurance that waivers will be received for current or future non-compliance with the requirements in the Bank Credit Facility and Note Agreement, or that such waivers will be on commercially reasonable terms that are not adverse to the Company. If waivers are not received or acceptable terms renegotiated with respect to current and future non-compliance with covenant or warranty requirements, the Company’s ability to pursue its business plans, objectives and its ability to continue as a going concern would be adversely affected and would require the Company to seek alternative sources of financing. In light of the non-compliance with restrictive covenants as a result of the Company’s performance for the first thirty-nine weeks of fiscal 2007, and the uncertainty relating to the Company’s ability to comply with covenants and warranties during future periods, amounts due pursuant to the Note Agreement as of March 29, 2007 are classified as “Current Maturities of Long-Term Debt”. Sustained losses by the Company, the inability to receive waivers from the Company’s lenders, the inability to secure alternative financing for amounts due pursuant to the Note Agreement and/or Bank Credit Facility, and/or continued non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows. There is also substantial doubt with respect to the Company’s ability to continue as a going concern.
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
As of March 29, 2007, the Company had $5.8 million in aggregate principal amount of industrial development bonds outstanding, which was originally used to finance the acquisition, construction and equipping of the Company’s Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand by the lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $0.3 million in fiscal 2007 to $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. See Note 11 in this Form 10-Q and Note 3 in the Company’s 2006 Annual Report filed on Form 10-K/A for the year ended June 29, 2006 for discussions of the related party partnership transactions occurring in fiscal 2006 and 2007.
Capital Expenditures
The Company spent $3.1 million on capital expenditures unrelated to the facility consolidation project during the first thirty-nine weeks of fiscal 2007 compared to $8.0 million during the first thirty-nine weeks of fiscal 2006. Additional capital expenditures for fiscal 2007 that are unrelated to the facility consolidation project are not expected to be significant. Capital expenditures related to the new facility were $30.0 million for the first thirty-nine weeks of fiscal 2007 compared to $22.7 million for the first thirty-nine weeks of fiscal 2006. The increase is due to the acquisition of machinery and equipment for the new facility. Limited production began at the new facility during the second quarter of fiscal 2007 and accounted for 18% of the production volume that occurred at the Company’s Chicago area facilities during the third quarter of fiscal 2007. Additional costs are not expected to exceed $5 million, the majority of which will be expensed as moving expenses through the completion of the facility consolidation project. Changes in the design of the facility and equipment requirements to adapt to changes in the industry and customer requirements primarily led to the projected increase in spending for the new facility.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation becomes effective for fiscal 2008. The Company is currently assessing the impact of FASB Interpretation No. 48 on the Company’s financial position, results of operations and cash flows.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize on a prospective basis the funded status of their defined benefit pension and postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income, net of tax. The provisions of SFAS 158 are effective as of the end of fiscal year ending June 28, 2007. The Company is currently evaluating the provisions of SFAS 158 on the Company’s consolidated financial position, results of operations and cash flows.
In September 2006, the FASB issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-04”). Under EITF 06-04, for an endorsement split-dollar life insurance contract, an employer should recognize a liability for future benefits in accordance with FASB 106, “Employers Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion 12. The provisions of EITF 06-04 are effective for fiscal 2009, although early adoption is permissible. The Company is currently evaluating the provisions of EITF 06-04 on the Company’s consolidated financial position, results of operations and cash flows.
FORWARD LOOKING STATEMENTS
The statements contained in this filing that are not historical (including statements concerning the Company’s expectations regarding market risk) are “forward looking statements”. These forward looking statements are identified by the use of forward looking words and phrases such as “intends”, “may”, “believes” and “expects”, represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors, including the factors referred to at Part II, Item 1A — “Risk Factors”, that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events which may be subject to circumstances beyond the Company’s control. Consequently, results actually achieved may differ materially from the expected results included in these statements. Among the factors that could cause results to differ materially from current expectations are: (i) if the Company sustains losses, the ability of the Company to continue as a going concern; (ii) a decrease in sales activity for the Company’s products, including a decline in sales to one or more key customers; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and routine bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where the Company is financially responsible for such losses; (v) the Company’s ability to lessen the negative impact of competitive and pricing pressures; (vi) the potential for lost sales or product liability if our customers lose confidence in the safety of our products or are harmed as a result of using our products; (vii) risks and uncertainties regarding the Company’s facility consolidation project; (viii) sustained losses, which would, among other things, negatively impact the Company’s ability to comply with the financial covenants in its amended credit agreements; (ix) the ability of the Company to satisfy its customers’ supply needs; (x) the ability of the Company to retain key personnel; (xi) the potential negative impact of government regulations, including the 2002 Farm Bill and the Public Health Security and Bioterrorism Preparedness and Response Act; (xii) the Company’s ability to do business in emerging markets; (xiii) the Company’s ability to properly measure and maintain its inventory; (xiv) the effect of the group that owns the majority of the Company’s voting securities, including the effect of the agreements pursuant to which such group has pledged a substantial amount of the Company’s securities that they own; and (xv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control.
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
The Company is exposed to interest rate risk on the Bank Credit Facility, its only variable rate credit facility because the Company has not entered into any hedging instruments that fix the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had a $0.3 million impact on the Company’s net income and cash flows from operating activities for the first thirty-nine weeks of fiscal 2007.

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
Management’s Report on Internal Control over Financial Reporting
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)) as of March 29, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at the reasonable assurance level due to the material weaknesses described below that were disclosed in the Company’s amended form 10-K for 2006 and that continued to exist at March 29, 2007.
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

These control deficiencies could result in a misstatement of the aforementioned account balances and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitutes a material weakness at March 29, 2007.
The Company’s management is in the process of remediating these material weaknesses through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of its consolidated statements. Management will monitor, evaluate and test the operating effectiveness of these controls.
Remediation Plan for Material Weaknesses
•	The Company did not maintain effective controls to ensure the completeness and accuracy of information communicated within the organization on a timely basis. To remediate this matter, the Company has:

(1)	Conducted month end surveys and meetings of significant functional areas such as operations, purchasing, accounts payable, sales, marketing and payroll in order to ensure that all relevant information is communicated to the accounting department in a complete and timely manner and considered in the financial statement closing process.

(2)	Implemented a process to ensure that information gathered in the financial statement closing process that requires further action or consideration is tracked and resolved on a timely basis.

(3)	Implemented a revised lease assessment process to ensure proper lease accounting determinations are made on an interim and annual basis.

(4)	Performed monthly cutoffs of all transactional activity on a company-wide basis to the same extent that it performs cutoffs at the end of quarters to improve the accuracy of monthly interim periodic financial information. This effort focused primarily on inventory and related reserves and accounts.
•	To further remediate this matter, the Company plans to:
(1)	Implement new forecasting methods, considering the survey and monthly close information on a more frequent basis, with the objective of improving the accuracy and usefulness of such information.

(2)	Direct the internal audit department to focus on the process changes and on effective operation of the newly implemented information and communication processes discussed above.
•	The Company did not maintain a sufficient complement of accounting and finance personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. To remediate this matter, the Company has:
(1)	Hired an additional senior level accounting professional in the third quarter of fiscal 2007, with public accounting and public company experience, to enhance the technical accounting resources of the department.

(2)	Hired three experienced degreed accountants in the third quarter of fiscal 2007 to improve the timeliness of periodic closings to allow more senior accounting executives to perform higher level review duties and to improve internal reporting.

(3)	Engaged a consultant to review its monthly closing process and control procedures during the third quarter of fiscal 2007 to further improve the timeliness and accuracy of both the interim and quarterly closing processes. This effort will also focus on improving the timing related to preparation of SEC filings.
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
These measures (as well as the focus on remediation of other control deficiencies not considered material weaknesses) will take some time to implement effectively and it is expected that for the remainder of fiscal 2007, the Company will report material weaknesses in these same areas until such weaknesses have been remediated and operating effectively for a sufficient period of time. The adequacy and effectiveness of the remediation plans are subject to continued management review and Audit Committee oversight and, accordingly, the Company may make additional changes to its internal control over financial reporting to address the material weaknesses.

Changes in Internal Control over Financial Reporting
As discussed above in “Remediation Plan for Material Weaknesses”, the Company has implemented improvements in its internal control over financial reporting during the quarter ended March 29, 2007. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 29, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 29, 2006, which could materially affect the Company’s business, financial condition or future results should be considered. There were no significant changes to the risk factors identified on the Form 10-K/A for the fiscal year ended June 29, 2006 during the first thirty-nine weeks of fiscal 2007.
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2007.

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