Form 10-K
period 2007-06-28
SANFILIPPO JOHN B & SON INC
filed 2007-09-11
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-19681
JOHN B. SANFILIPPO & SON, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2419677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1703 North Randall Road
Elgin, Illinois 60123
(Address of Principal Executive Offices, Zip Code)
Registrant’s telephone number, including area code: (847) 289-1800
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 par value per share
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑.
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
     The aggregate market value of the voting Common Stock held by non-affiliates was $96,628,708 as of December 28, 2006 (7,992,449 shares at $12.09 per share).
     As of September 11, 2007, 8,123,349 shares of the Company’s Common Stock, $.01 par value (“Common Stock”), including 117,900 treasury shares, and 2,597,426 shares of the Company’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding.
Documents Incorporated by Reference:
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held November 5, 2007 are incorporated by reference into Part III of this Report.

PART I
Item 1 — Business
a. General Development of Business
     (i) Background
John B. Sanfilippo & Son, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc., JBSS Properties, LLC and JBS International, Inc., a previously wholly-owned subsidiary, that was dissolved in November, 2004. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2005, however, contained fifty-three weeks, with the fourth quarter containing fourteen weeks. References herein to fiscal 2008 are to the fiscal year that will end June 26, 2008. References herein to fiscal 2007 are to the fiscal year ended June 28, 2007. References herein to fiscal 2006 are to the fiscal year ended June 29, 2006. References herein to fiscal 2005 are to the fiscal year ended June 30, 2005. The Company’s Note Agreement and Bank Credit Facility are sometimes collectively referred to “the Company’s primary financing facilities” and “the Company’s financing arrangements”.
The Company is one of the leading processors and marketers of tree nuts and peanuts in the United States. These nuts are sold under a variety of private labels and under the Company’s Fisher, Evon’s, Flavor Tree, Sunshine Country and Texas Pride brand names. The Company also markets and distributes, and in most cases manufactures or processes, a diverse product line of food and snack items, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products.
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
The Company’s headquarters and executive offices are located at 1703 North Randall Road, Elgin, Illinois, 60123, and its telephone number for investor relations is (847) 289-1800, extension 4612.
     (ii) Facility Consolidation Project
As previously disclosed, the Company is undertaking a facility consolidation project as a means of expanding its production capacity and enhancing the efficiency of its operations. As part of the facility consolidation project, on April 15, 2005, the Company closed on the $48.0 million purchase of a site in Elgin, Illinois (the “New Site”). The New Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller leased to third parties; however, further capital expenditures may be necessary to lease the remaining space. The 653,302 square foot warehouse was expanded to slightly over 1,000,000 square feet during fiscal 2006 and was modified to serve as the Company’s principal processing and distribution facility and the Company’s headquarters. The Company transferred its primary Chicago area distribution facility from a leased location to the New Site in July 2006. Processing operations began at the New Site in the second quarter of fiscal 2007, with operations moving from the existing Chicago area locations, and new equipment installed, beginning in the second quarter of fiscal 2007 and expected to continue through the second quarter of fiscal 2008, with the exception of certain chocolate processing lines which need to remain in place through the second quarter of fiscal 2008 in order to meet seasonal volume requirements. The Company decided to accelerate the move, which was originally scheduled to be completed at the end of calendar 2008, as the expected incremental cost the Company will incur in connection with accelerating the move is less than the cost of operating at the Company’s other Chicago area facilities over the next six quarters. Total remaining moving costs of approximately $2.0 million are expected to be incurred during fiscal 2008. The Company’s headquarters was relocated to the New Site in February 2007.
The facility consolidation project is anticipated to achieve two primary objectives. First, the consolidation is intended to generate cost savings through the elimination of redundant costs, such as interplant freight, and improvements in manufacturing efficiencies. Second, the new facility is expected to initially increase production capacity by 25% to 40% and to provide substantially more square footage than the aggregate space now available in the Company’s existing Chicago area facilities to support future growth in the Company’s business. The facility consolidation project is expected to allow the Company to pursue certain new business opportunities that were not previously available due to the lack of production capacity. The benefits of the facility consolidation project will not be fully realized unless the Company’s sales volume improves in the future. The Company is planning on taking certain measures to increase its operating performance, such as eliminating production of unprofitable items, which may initially decrease sales volume and negatively impact the Company’s ability to benefit from the facility consolidation project.
     (iii) Real Estate Transactions
In furtherance of its facility consolidation project, the Company sold its Chicago area facilities in July 2006. One such Chicago area facility (the Busse Road facility) was owned partially by the Company and partially by a consolidated related party partnership, a variable interest entity. The related party partnership leased its portion of the Busse Road facility to the Company. The portion of the Busse Road property that the Company owned was sold to the related party partnership in July 2006 and the related lease obligation was terminated without penalty to the Company. The related party partnership then sold the Busse Road property to a third party, which is leasing back the property to the Company through December 2007 with a three to nine month renewal option for the time period necessary to transition operations to the New Site. The proceeds upon disposition of the property by the partnership totaled $9.6 million (with $2.0 million directly allocable to the Company-owned portion of the property), resulting in the Company recognizing a gain of approximately $4.6 million (net of $1.3 million being deferred and amortized as reductions in rental expense over the lease term), with offsetting amounts applicable to the partnership’s minority interest of $4.6 million. As the Company was the primary beneficiary of the partnership, upon consolidation of the partnership as a variable interest entity the deficit, which includes losses in excess of the minority interest, was absorbed by the Company. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of approximately $1.1 million were recovered by the Company to the extent such losses were previously allocated to the Company operations in consolidation and reduced any gain allocable to the partnership interest.
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
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction.

     (iv) Credit Facilities
At the end of fiscal 2007 the Company was a party to a secured revolving bank credit facility (the “Bank Credit Facility”).The Bank Credit Facility provides for $100.0 million in secured borrowings and is comprised of (i) a working capital revolving loan which provides working capital financing of up to $94.0 million in the aggregate, and matures on July 25, 2009, and (ii) a $6.0 million letter of credit maturing on June 1, 2011 (the “IDB Letter of Credit”) to secure the industrial development bonds which financed the construction of a peanut shelling plant in 1987. The Bank Credit Facility also allows for an amendment to increase the total amount of secured borrowings to $125.0 million at the election of the Company, the agent under the facility and one or more of the Lenders under the facility. Borrowings under the Bank Credit Facility accrue interest at a rate determined pursuant to a formula based on the agent bank’s reference rate or the Eurodollar rate, as elected by the Company. The level of the applicable interest rate varies depending upon the Company’s quarterly financial performance, as measured by the available borrowing base. The Bank Credit Facility was amended on June 1, 2007 to increase the interest rate by .25%, waive all non-compliance with restrictive financial covenants prior to June 28, 2007 and require the Company to engage a consultant to assist in financial and business planning.
The terms of the Bank Credit Facility include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios (if the borrowing base is below a designated level), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. The Bank Credit Facility lenders (the “Lenders”) are entitled to require immediate repayment of the Company’s obligations under the Bank Credit Facility in the event the Company defaults on payments required under the Bank Credit Facility, non-compliance with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Bank Credit Facility (including a default under the Note Agreement, as defined below).
In order to finance a portion of the Company’s facility consolidation project and to provide for the Company’s general working capital needs, the Company received $65.0 million pursuant to a Note Purchase Agreement (the “Note Agreement”) entered into on December 16, 2004 with various Noteholders.
On June 1, 2007, the Note Agreement was amended to, among other things, increase the interest rate from 5.67% to 5.92% per annum, waive all non-compliance with financial covenants prior to June 28, 2007, require the Company to pay a $0.1 million amendment fee and require the Company to engage a consultant to assist in financial and business planning.
The terms of the Note Agreement include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios, attain minimum quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels, restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. The noteholders under the Note Agreement (the “Noteholders”) are entitled to require immediate repayment of the Company’s obligations under the Note Agreement in the event the Company defaults on payments required under the Note Agreement, non-compliance with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Note Agreement (including a default under the Bank Credit Facility).
The Company was not in compliance with certain financial covenants contained in the Bank Credit Facility and Note Agreement as of the end of the fourth quarter of fiscal 2007 and expects to be in non-compliance with the same covenants in fiscal 2008. Specifically, the Company was not in compliance with quarterly covenants for the fourth quarter of fiscal 2007 since the Company did not achieve the minimum adjusted quarterly EBITDA requirement under the Note Agreement which is a cross-default under the Bank Credit Facility. Also, the Company was not in compliance with the minimum monthly working capital requirement under the Bank Credit Facility and Note Agreement as of the end of fiscal 2007. The Company received waivers from the Lenders and Noteholders for current and anticipated non-compliance with the EBITDA covenant in the Note Agreement and working capital covenants in the Bank Credit Facility and Note Agreement through and including the first quarter of fiscal 2008. As a result of any future current non-compliance by the Company, the Lenders and Noteholders may demand immediate payment for all amounts outstanding pursuant to the Bank Credit Facility and Note Agreement, respectively, and in certain circumstances the Company could be required to prepay outstanding debt balances as required by such agreements and the Intercreditor Agreement. The Company has engaged a third party to actively explore financing alternatives for the Company. The Company believes it would be able to secure alternative financing to replace the Bank Credit Facility and Note Agreement on terms acceptable to the Company, although there can be no assurances that such alternative financing could be obtained.
On August 6, 2007, the Company notified the Noteholders and the Lenders that it was not in compliance with financial covenants as of and for the quarter ended June 28, 2007. As such, a Sharing Period, as defined in the Intercreditor Agreement among the Company, Noteholders and Lenders (the “Intercreditor Agreement”), commenced on August 6, 2007 and was not waived by the previously mentioned waivers through the first quarter of fiscal 2008. Per the terms of the Intercreditor Agreement, new advances by the Lenders during the Sharing Period are to be repaid from cash collateral receipts prior to pro rata payments to the Lenders and the Noteholders on existing debt outstanding at the commencement of the Sharing Period. As such, cash collateral receipts will continue to be applied by the Collateral Agent, as defined in the Intercreditor Agreement, to the amount outstanding under the Bank Credit Facility provided that the application does not reduce the balance to an amount less than $65.3 million. To the extent that the application of cash collateral receipts would reduce the balance outstanding under the Bank Credit Facility to an amount less than $65.3 million, those receipts will not be applied and will be held in the cash collateral account by the Collateral Agent, who is then required to make pro rata payments to the Lenders and the Noteholders at least once every 20 days. Absent an agreement ending the Sharing Period, any cash collateral held by the Collateral Agent per the foregoing at the open of business currently on September 14, 2007 will be used to make pro rata payments to the Lenders and the Noteholders.
Sustained losses by the Company, the inability to receive waivers from the Lenders and Noteholders or renegotiate acceptable terms with the Lenders and Noteholders, the inability to secure alternative financing for amounts due pursuant to the Note Agreement and/or Bank Credit Facility, and/or continued non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flow. In addition, the occurrence of such events would adversely affect the Company’s ability to pursue its business plans, objectives and to continue as a going concern. Presently, there is substantial doubt with respect to the Company’s ability to continue as a going concern. For an overview of management’s plans to continue as a going concern see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plans to Continue as a Going Concern.”
b. Segment Reporting
The Company operates in a single reportable operating segment that consists of selling various nut products procured and processed in a vertically integrated manner through multiple distribution channels.
c. Narrative Description of Business
     (i) General
As stated above, the Company is one of the leading processors and marketers of tree nuts and peanuts in the United States. Through a deliberate strategy of capital expenditures and complementary acquisitions, the Company has built a vertically integrated nut processing operation that enables it to control almost every step of the process for most nut types, including procurement from growers, shelling, processing, packing and marketing. Vertical integration allows the Company to enhance product quality and to capture additional processing margins. In the past, the Company’s vertically integrated business model has worked to its advantage. Vertical integration, however, can under certain circumstances result in poor earnings or losses. See Item 1A — “Risk Factors.”
Products are sold through the major distribution channels to significant buyers of nuts, including food retailers, industrial users for food manufacturing, food service companies and international customers. Selling through a wide array of distribution channels allows the Company to generate multiple revenue opportunities for the nuts it processes. For example, whole cashews could be sold to food retailers and cashew pieces could be sold to industrial users. The Company processes and sells all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds in a wide variety of package styles, whereas most of the Company’s competitors focus either on fewer nut types or narrower varieties of packaging options. The Company processes all major nut types, thus offering its customers a complete nut product offering.

     (ii) Principal Products
          (A) Raw and Processed Nuts
The Company’s principal products are raw and processed nuts. These products accounted for approximately 92.2%, 92.7% and 91.2% of the Company’s gross sales for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The nut product line includes peanuts, almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. The Company’s nut products are sold in numerous package styles and sizes, from poly-cellophane packages, composite cans, vacuum packed tins, plastic jars and glass jars for retail sales, to large cases and sacks for bulk sales to industrial, food service and government customers. In addition, the Company offers its nut products in a variety of different styles and seasonings, including natural (with skins), blanched (without skins), oil roasted, dry roasted, unsalted, honey roasted, butter toffee, praline and cinnamon toasted. The Company sells its products domestically to retailers and wholesalers as well as to industrial, food service and government customers. The Company also sells certain of its products to foreign customers in the retail, food service and industrial markets.
The Company acquires a substantial portion of its peanut, pecan and walnut requirements directly from domestic growers. The balance of the Company’s raw nut supply is purchased from importers, traders and domestic processors. In fiscal 2007, the majority of the Company’s peanuts, pecans and walnuts were shelled at the Company’s four shelling facilities, and the remaining portion was purchased shelled from processors. See “Raw Materials and Supplies” and Item 2 — “Properties — Manufacturing Capability, Utilization, Technology and Engineering” below.
          (B) Peanut Butter
The Company manufactures and markets peanut butter in several sizes and varieties, including creamy, crunchy and natural. Peanut butter accounted for approximately 2.9%, 2.6% and 3.6% of the Company’s gross sales for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.
          (C) Other Products
The Company also markets and distributes, and in many cases processes and manufactures, a wide assortment of other food and snack products. These products accounted for approximately 4.9%, 4.7% and 5.2% of the Company’s gross sales for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. These other products include: candy and confections, natural snacks, trail mixes and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients sold to retailers, wholesalers, industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of corn snacks, sunflower seeds, snack mixes, sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.
     (iii) Customers
The Company sells products to approximately 2,700 customers, including approximately 100 international accounts. Retailers of the Company’s products include grocery chains, mass merchandisers, drug store chains, convenience stores and membership clubs. Sales to Wal-Mart Stores, Inc. accounted for approximately 20%, 19% and 18% of the Company’s net sales for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Wholesale distributors purchase products from the Company for resale to regional retail grocery chains and convenience stores. The Company’s industrial customers include bakeries, ice cream and candy manufacturers and other food and snack processors. Food service customers include hospitals, schools, universities, airlines, retail and wholesale restaurant businesses and national food service franchises. In addition, the Company packages and distributes products manufactured or processed by others.
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
The Company distributes its products to approximately 300 convenience stores, supermarkets and other retail customer locations through its store-door delivery system. Under this system, the Company uses its own fleet of step-vans to market and distribute nuts, snacks and candy directly to retail customers on a store-by-store basis. Presently, the store-door delivery system consists of six route salespeople covering routes located in Illinois and other Midwestern states. District and regional route managers, as well as sales and marketing personnel operating out of the Company’s corporate offices, are responsible for monitoring and managing the route salespeople.
In the Chicago area, the Company operates outlet stores at two of its production facilities and at three other retail stores. These stores sell bulk foods and other products produced by the Company and by other vendors.
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
     (vii) Raw Materials and Supplies
The Company purchases nuts from domestic and foreign sources. In fiscal 2007, all of the Company’s walnuts and almonds were purchased from domestic sources. The great majority of peanuts were also purchased from domestic sources. The Company purchases its pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. For fiscal 2007, approximately 31% of the Company’s nut purchases were from foreign sources.
Competition in the nut shelling industry is driven by shellers’ ability to access and purchase raw nuts, to shell the nuts efficiently and to sell the nuts to processors. The Company shells all major domestic nut types, with the exception of almonds, and is among a select few shellers who further process, package and sell nuts to the end-user. Raw material pricing pressure, the inability of some shellers to extend credit to raw material suppliers and the high cost of equipment automation have contributed to a consolidation among shellers across all nut types, especially peanuts and pecans.
The Company is vertically integrated and, unlike its major retail competitors, who purchase nuts on the open market, the Company purchases nuts directly from growers. For fiscal 2006 and the first half of fiscal 2007, the Company’s results of operations were severely impacted by a decline in the market price for almonds after entering into fixed price purchase contracts. Consequently, the Company experienced negative margins on its almond sales. In order to help decrease the Company’s exposure to the effects of a possible recurrence of a declining almond market in fiscal 2007, the Company changed its method of purchasing almonds in fiscal 2007. To the extent practicable, the procurement occurred as industrial sales contracts were entered into, thus helping to reduce the Company’s exposure to the effects of changing market prices. In November 2006, the Company announced that it will no longer purchase almonds directly from growers and discontinued its almond handling operation at its Gustine, California facility during the first quarter of calendar 2007 when the processing of current crop year almonds purchased directly from growers was completed. The Company discontinued its almond handling operation in order to reduce commodity risk and to eliminate the significant labor costs associated with processing almonds that could not be recovered completely when the almonds are sold. Furthermore, the risks associated with vertical integration that contributed to the Company’s negative margins for almond sales also exist, to varying degrees, for other nut types that the Company shells. Accordingly, since the Company is a vertically integrated sheller, processor and seller of nuts and nut products, the effects of changing market prices can never be eliminated.
The Company sponsors a seed exchange program under which it provides peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock inshell peanuts at harvest. Approximately 54% of the farmer stock peanuts purchased by the Company in fiscal 2007 were grown from seed provided by the Company. The Company also contracts for the growing of a limited number of generations of peanut seeds to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing.
The availability and cost of raw materials for the production of the Company’s products, including peanuts, pecans, walnuts, almonds, other nuts, roasting oil, sugar, dried fruit, seeds, coconut and chocolate, are subject to crop size and yield fluctuations caused by factors beyond the Company’s control, such as weather conditions and plant diseases. These fluctuations can adversely impact the Company’s profitability. Additionally, the supply of edible nuts and other raw materials used in the Company’s products could be reduced upon a determination by the USDA or any other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.
Due, in part, to the seasonal nature of the industry, the Company maintains significant inventories of peanuts, pecans and walnuts at certain times of the year, especially in the second and third quarters of the Company’s fiscal year. Fluctuations in the market price of peanuts, pecans, walnuts and other nuts may affect the value of the Company’s inventory and thus the Company’s gross profit and gross profit margin. See “Introduction”, “Fiscal 2007 Compared to Fiscal 2006 — Gross Profit” and “Fiscal 2006 Compared to Fiscal 2005 — Gross Profit” under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
The Company purchases other inventory items, such as roasting oils, seasonings, plastic jars, labels, composite cans and other packaging materials, from related parties and third parties.
     (viii) Trademarks and Patents
The Company markets its products primarily under private labels and the Fisher, Evon’s, Sunshine Country, Flavor Tree and Texas Pride brand names, which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other jurisdictions. The Company also owns several patents of various durations. The Company expects to continue to renew for the foreseeable future those trademarks that are important to the Company’s business.
     (ix) Employees
As of June 28, 2007, the Company had approximately 1,600 active employees, including approximately 180 corporate staff employees. The Company’s labor requirements typically peak during the last quarter of the calendar year, at which time temporary labor is generally used to supplement the full-time work force.
     (x) Seasonality
The Company’s business is seasonal. Demand for peanut and other nut products is highest during the months of October, November and December. Peanuts, pecans, walnuts and almonds, the Company’s principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, the Company’s personnel requirements rise during the last four months of the calendar year. Prior to the construction of the New Site, this seasonality impacted capacity utilization at the Company’s Chicago area facilities, as these facilities routinely operated at full capacity during the last four months of the calendar year. The Company’s working capital requirements generally peak during the third quarter of the Company’s fiscal year. See Item 8 — “Financial Statements and Supplementary Data” and Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction”.
     (xi) Backlog
Because the time between order and shipment is usually less than three weeks, the Company believes that backlog as of a particular date is not indicative of annual sales.
     (xii) Operating Hazards and Uninsured Risks
The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, insects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. Although the Company (i) maintains rigid quality control standards, (ii) inspects its products by visual examination, metal detectors or electronic monitors at various stages of its shelling and processing operations for all of its nut and other food products, (iii) permits the USDA to inspect all lots of peanuts shipped to and from the Company’s peanut shelling facilities, and (iv) complies with the Nutrition Labeling and Education Act by labeling each product that it sells with labels that disclose the nutritional value and content of each of the Company’s products, no assurance can be given that some nut or other food products sold by the Company may not contain or develop harmful substances. The Company currently maintains product liability insurance of $1 million per occurrence and umbrella coverage of up to $50 million.
The Company moved its primary raw material storage facility to the New Site during the fiscal 2007. The cooling system at the New Site utilizes ammonia. If a leak in the system were to occur, there is a possibility all of the Company’s inventory could be destroyed. At this time, the Company’s insurance policy would not reimburse the Company for such a loss. The Company is currently evaluating the risk of an ammonia leak and the cost of additional insurance.
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
Sustained Losses Would Have a Material Adverse Effect on the Company’s Ability to Continue as a Going Concern
In fiscal 2007 and fiscal 2006, the Company incurred operating losses of $11.3 million and $18.3 million, respectively. If the Company continues to experience operating losses due to, among other things, losses on various nut types such as almonds and declining sales, such losses would have a material adverse effect on the Company and its financial condition. For example, the terms of the Note Agreement, as amended, include certain restrictive covenants that, among other things, require the Company to attain minimum quarterly adjusted EBITDA levels of $8.0 million for each of the four quarters of fiscal 2008, although the expected non-compliance with the EBITDA covenant in the Note Agreement and working capital covenants in the Bank Credit Facility and Note Agreement have been waived for the first quarter of fiscal 2008. The Company did not comply with the minimum quarterly EBITDA requirement for the fourth quarter of fiscal 2007, and is uncertain as to whether it will be able to comply with the covenant in the future. Also, the Company was not in compliance with the minimum working capital requirement under the Note Agreement and Bank Credit Facility as of June 28, 2007. Although the Company has received waivers for non-compliance and expected non-compliance with the EBITDA covenant in the Note Agreement and working capital covenants in the Bank Credit Facility and Note Agreement through the first quarter of fiscal 2008, if the Company continues to experience net operating losses, among other things, the Company will not be able to fulfill its obligations pursuant to the Note Agreement and the Bank Credit Facility, which would have a material adverse effect on the Company and affect the Company’s ability to continue as a going concern. Although management has plans to continue as a going concern, there can be no assurance that such plans will be fully implemented and effective.
The Company’s Current Financing Arrangements, and the Classification of the Company’s Debts, May Have a Materially Adverse Effect on the Company
The Company has incurred significant losses throughout fiscal 2007 and fiscal 2006. The extent of the losses and uncertainties related to meeting financial covenants in the Company’s financing arrangements raises substantial doubt as to whether the Company will be able to continue as a going concern for a period of at least twelve months.
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
The Company was not in compliance with certain provisions of the Note Agreement and the Bank Credit Facility as of June 28, 2007 and the Company is uncertain whether it will be able to comply with the covenants and warranties in the Company’s Note Agreement and Bank Credit Facility, such as the EBITDA covenant contained in its Note Agreement and the minimum working capital covenant in its Note Agreement and Bank Credit Facility, in the future. The Company has received waivers from the Noteholders and Lenders for current and anticipated non-compliance with the EBITDA covenant in the Note Agreement and working capital covenants in the Bank Credit Facility and Note Agreement through the first quarter of fiscal 2008 and will continue to seek waivers from the Lenders and Noteholders if defaults in the future occur; however, there can be no assurance that waivers will be received or that such waivers will be on commercially reasonable terms that are not adverse to the Company. Sustained losses by the Company, the inability to receive waivers from the Lenders and Noteholders or renegotiate acceptable terms with the Lenders and Noteholders, to secure alternative financing for amounts due pursuant to the Note Agreement and Bank Credit Facility, and/or future non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows and raises substantial doubt with respect to the Company’s ability to continue as a going concern. Due to the Company’s financial condition and debt obligations, there can be no assurance that the Company will be able to generate or have access to sufficient cash to meet its obligations. For example, the Company’s Bank Credit Facility is one of the Company’s principal sources of operating funds. There can be no assurance that the conditions to the availability of borrowings under the Bank Credit Facility will be satisfied in the future if, among other things, the Company continues to sustain losses. If such conditions are not satisfied, the Company will not be able to rely on the Bank Credit Facility for operating funds, which may materially and adversely impact the Company’s ability to pursue the Company’s business plans and objectives and continue as a going concern.
Material Weaknesses in the Company’s Internal Controls
The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective as a result of a material weakness identified in the Company’s internal control over financial reporting as of June 28, 2007. A material weakness is a control deficiency, or combination of deficiencies, that results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not maintain effective controls to ensure the completeness and accuracy of financial forecast information communicated within the organization on a timely basis. See Part II, Item 9A “Controls and Procedures” for more detailed information concerning this material weakness and the remediation plan for such weaknesses.
The Company is taking steps to address the identified material weakness; however, there is no guarantee that these remediation steps will be sufficient to remediate the identified material weakness and control deficiencies or to prevent additional material weaknesses or control deficiencies. In addition, the costs of remediating such deficiencies in the Company’s internal controls may adversely affect the Company’s financial condition and results of operations. If the Company is unable to substantially improve the Company’s internal controls with respect to the identified material weakness, the Company’s ability to report its financial results and related disclosures on a timely and accurate basis will be adversely affected. If the Company’s financial statements and related disclosures are not accurate, investors may not have a complete understanding of the Company’s operations and the Company’s ability to prevent fraud may be impaired. If the Company‘s financial statements are not timely and accurate, the Company could be delisted from NASDAQ and the Company could be subject to sanctions or investigation by regulatory authorities such as the Securities and Exchange Commission. If any of these events occur, it could have a material adverse affect on the Company’s business, financial condition or results of operations, and could affect the Company’s ability to continue as a going concern.
Availability of Raw Materials and Market Price Fluctuations
The availability and cost of raw materials for the production of the Company’s products, including peanuts, pecans, almonds, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond the Company’s control, such as weather conditions, plant diseases and changes in government programs. Additionally, the supply of edible nuts and other raw materials used in the Company’s products could be reduced upon any determination by the United States Department of Agriculture (“USDA”) or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. The Company purchases some of its nut supply directly from growers using fixed price contracts, some of which are entered into before harvest. Accordingly, there is a possibility that after the Company enters into the fixed price contracts market conditions may change, and the Company will be forced to sell the nuts at a loss. In addition, the Company is not able to hedge against changes in commodity prices because no market to do so exists, and thus, shortages in the supply of and increases in the prices of nuts and other raw materials used by the Company in its products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on the Company’s profitability. For example, the Company’s costs to acquire raw peanuts are expected to increase a minimum of 25% for fiscal 2008. The Company is currently uncertain as to whether it will be able to fully pass on this increase to its customers. Furthermore, fluctuations in the market prices of nuts may affect the value of the Company’s inventories and profitability. The Company has significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction”.
Fixed Price Commitments
The great majority of the Company’s industrial sales customers, and certain other customers, require the Company to enter into fixed price commitments with them. Such commitments represented approximately 24% of the Company’s annual net sales in fiscal 2007. In many cases, the fixed price commitments are entered into after the Company’s cost to acquire the nut products necessary to satisfy the fixed price commitments are substantially fixed. The commitments are for a fixed period of time, typically one year, but may be extended if remaining balances exist. The Company expects to continue to enter into fixed price commitments with respect to certain of its nut products after fixing its acquisition cost in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent the Company does so, however, these fixed price commitments may result in reduced gross profit margins that have a material adverse effect on the Company’s results of operations. For example, the Company’s results of operations were adversely affected during fiscal 2006 due to losses on fixed price almond contracts. The market prices for almonds declined significantly after the Company entered into fixed price purchase contracts, but before fixed price sales contracts with customers were entered into. In order to retain customers and remain competitive, the Company felt it was imperative to sell the almonds at a loss. In order to help decrease the Company’s exposure to the effects of a possible recurrence of a declining almond market in fiscal 2007, the Company changed its method of purchasing almonds by discontinuing its almond handling operation conducted at its Gustine, California facility during the first quarter of calendar 2007. Although the Company has modified its method for procuring almonds and will no longer process almonds purchased directly from growers, the risks associated with almond purchases and sales will not be totally eliminated. Furthermore, the risks associated with vertical integration that contributed to the Company’s negative margins for almond sales also exist, to varying degrees, for other nut types that the Company shells. Accordingly, since the Company is a vertically integrated sheller, processor and seller of nuts and nut products, the effects of changing market prices can never be eliminated.

Competitive Environment
The Company operates in a highly competitive environment. The Company’s principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than the Company, such as Planters and Ralcorp Holdings, Inc. The Company’s retail competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing raw materials at fixed prices that later, due to altered market conditions prove to be above market prices. The Company also competes with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase its market share, the Company must continue to price its products competitively, which may lower revenue per unit and cause declines in gross margin, if the Company is unable to increase unit volumes as well as reduce its costs.
Dependence Upon Customers
The Company is dependent on a few significant customers for a large portion of its total sales, particularly in the consumer channel. Sales to the Company’s five largest customers represented approximately 40%, 38% and 38% of gross sales in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Wal-Mart alone accounted for approximately 20%, 19% and 18% of the Company’s net sales for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The loss of one of the Company’s largest customers, or a material decrease in purchases by one or more of its largest customers, would result in decreased sales and adversely impact the Company’s income and cash flow.
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
Food Safety and Product Contamination
The Company could be adversely affected if consumers in the Company’s principal markets lose confidence in the safety of nut products, particularly with respect to peanut and tree nut allergies. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of the Company’s nut products, including consumption of other companies’ products containing the Company’s products as an ingredient. Notwithstanding existing food safety controls, the Company processes peanuts and tree nuts on the same equipment, and there is no guarantee that the Company’s products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters may discourage consumers from buying the Company’s products, because production and delivery disruptions, or result in product recalls. In addition, the cooling system at the Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the Company’s inventory in cold storage at the Elgin, Illinois facility could be destroyed. At this time, the Company’s insurance policy would not reimburse the Company for such a loss. The Company is currently evaluating the risk of an ammonia leak and the cost of additional insurance.
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

Retention of Key Personnel
The Company’s future success will be largely dependent on the personal efforts of its senior operating management team, including Jeffrey T. Sanfilippo, the Company’s Chief Executive Officer, Michael J. Valentine, the Company’s Chief Financial Officer and Group President, James A. Valentine, the Company’s Chief Information Officer and Jasper B. Sanfilippo, Jr., the Company’s Chief Operating Officer and President, who have assumed management of the day-to-day operation of the Company’s business over the past two years. In addition, the Company’s success depends on the talents of Everardo Soria, Senior Vice President Pecan Operations and Procurement, Walter R. Tankersley, Jr., Senior Vice President Industrial Sales, Charles M. Nicketta, Senior Vice President of Manufacturing and Michael G. Cannon, Senior Vice President of Corporate Operations. The Company believes that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to the Company’s continued growth and success. The Company has not entered into an employment agreement with any of these individuals, nor does the Company have key officer insurance coverage policies in effect. The loss of the services of any of these individuals could have a material adverse effect on the Company’s business and prospects if the Company were unable to identify a suitable candidate to replace any such individual. The Company’s success is also dependent upon its ability to attract and retain additional qualified marketing, technical and other personnel, and there can be no assurance that the Company will be able to do so.
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
More specifically, the following risks, among others, may limit the financial benefits of the facility consolidation project:
•	the facility consolidation project is likely to have a negative impact on the Company’s earnings during the construction period and the time during which operations are transitioned to the New Site;

•	the facility consolidation project may not eliminate as many redundant processes as the Company presently anticipates;

•	sales volume may continue to decrease, in part because of the Company’s voluntary elimination of non-profitable products, and the Company may not realize any future overall increases in demand for its products necessary to justify additional production capacity created by the facility consolidation;

•	the Company may have problems or unexpected costs in transferring equipment or obtaining new equipment;

•	the Company may not be able to transfer production from its existing facilities to the new facility without a significant interruption in its business;

•	the Company may be unable to obtain amendments or waivers for any future non-compliance with restrictive financial covenants under its credit facilities;

•	the Company may not receive the anticipated rental income for the unused portion of the New Site; and

•	the Company may not be able to recover its investment in the Original Site.
If, for any reason, the Company were to realize less than the expected benefits from the facility consolidation project, its future income stream, cash flows and debt levels could be materially adversely affected. In addition, the facility consolidation project is a long-term project and unanticipated risks may develop as the project proceeds.

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

2002 Farm Bill
The Farm Security and Rural Investment Act of 2002 (the “2002 Farm Bill”) terminated the federal peanut quota program beginning with the 2002 crop year. The 2002 Farm Bill replaced the federal peanut quota program with a fixed payment system through the 2007 crop year that can be either coupled or decoupled. A coupled system is tied to the actual amount of production, while a decoupled system is not. The series of loans and subsidies established by the 2002 Farm Bill is similar to the systems used for other crops such as grains and cotton. To compensate farmers for the elimination of the peanut quota, the 2002 Farm Bill provides a buy-out at a specified rate for each pound of peanuts that had been in that farmer’s quota under the prior program. Additionally, among other provisions, the Secretary of Agriculture may make certain counter-cyclical payments whenever the Secretary believes that the effective price for peanuts is less than the target price. The termination of the federal peanut quota program has reduced the Company’s costs for peanuts, beginning in fiscal 2003, and has resulted in a higher gross margin than the Company has historically achieved. The Company may be unable to maintain these higher gross profit margins on the sale of peanuts, and the Company’s business, financial position and results of operations would thus be materially adversely affected. Certain provisions of the 2002 Farm Bill, such as the storage and handling subsidy, were not extended for the last year of the 2002 Farm Bill. The termination of this provision is expected to contribute to the increased costs of acquiring raw peanuts in fiscal 2008. The 2002 Farm Bill expires at the end of the 2007 crop year and will be replaced with new legislation. At this time, the final contents of any new legislation are unknown and there can be no assurance that the peanut quota program, or one like it, will not be reinstituted. Accordingly, the new legislation could alter the fixed payment system currently in place pursuant to the 2002 Farm Bill in a manner that could result in a material adverse effect on the Company’s operations.
Public Health Security and Bioterrorism Preparedness and Response Act of 2002
The Company is subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services (“HHS”) to take action to protect the nation’s food supply against the threat of international contamination. The Food and Drug Administration (“FDA”), as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods, (iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. There can be no assurances that the effects of the Bioterrorism Act and the rules enacted there under by the FDA, including any potential disruption in the Company’s supply of imported nuts, which represented approximately 31% of the Company’s total nut purchases in fiscal 2007, will not have a material adverse effect on the Company’s business, financial position or results of operations in the future.
The Company’s Largest Stockholders Possess a Majority of the Company’s Aggregate Voting Power, Which May Make a Takeover or Change in Control More Difficult; The Sanfilippo Group Has Pledged a Substantial Amount of their Class A Common Stock
As of September 11, 2007, Jasper B. Sanfilippo, Marian Sanfilippo, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Evon, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share) representing approximately a 52.2% voting interest in the Company. As of September 11, 2007, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share) representing approximately a 24.3% voting interest in the Company. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert influence on the Company’s business that cannot be counteracted by another shareholder or group of shareholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of the Company’s stockholders, including any amendments to the Company’s certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent a change in control or sale of the Company, which may be beneficial to the public stockholders, or cause a change in control which may not be beneficial to the public stockholders, and can take other actions that might be less favorable to the Company’s stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations. In addition, several members of the Sanfilippo Group that beneficially own a significant interest in the Company have pledged a substantial portion of the Company’s Class A Stock that they own to secure loans made to them by commercial banks. If a stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares. Such a sale could cause the Company’s stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of the Company’s control and are unrelated to the Company’s operations. Because these shares are pledged to secure loans, the occurrence of an event of default could result in a sale of pledged shares that could cause a change of control of the Company, even when such a change may not be in the best interests of the Company’s stockholders, and it would also result in a default under certain material contracts to which the Company is a party.

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
Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
The Company owns or leases eight principal production facilities. The Company’s primary processing and distribution facility along with the Company’s headquarters is located at the New Site in Elgin, Illinois. Two facilities are located in Elk Grove Village, Illinois. The first Elk Grove Village facility, the Busse Road facility, served as the Company’s corporate headquarters and main processing facility and was owned in part by the Company and in part by a related party partnership until sold and leased back to the Company in July 2006. (See footnote 2 in the table below). The other Elk Grove Village facility is located on Arthur Avenue adjacent to the Busse Road facility. The remaining principal production facilities are located in Bainbridge, Georgia; Garysburg, North Carolina; Selma, Texas; Gustine, California; and Arlington Heights, Illinois. In addition, the Company operates outlet stores out of the Busse Road and New Site facilities, and owns one retail store and leases two additional retail stores in the Chicago area. The Company also leases space in public warehouse facilities in various states.
The Company believes that its facilities are generally well maintained and in good operating condition.
a. Principal Facilities
The following table provides certain information regarding the Company’s principal facilities:(1)

				Date Company
				Constructed,
	Square	Types of		Acquired or
Location	Footage	Interest	Description of Principal Use	First Occupied
Elk Grove Village, Illinois(2) (Busse Road facility)	300,000	Leased	Processing, packaging, warehousing, distribution and outlet store	1981

Elk Grove Village, Illinois(3) (Arthur Road facility)	83,000	Leased	Processing, packaging, warehousing and distribution	1989

Bainbridge, Georgia(4)	245,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987

Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1994

Selma, Texas(5)	300,000	Leased	Pecan shelling, processing, packaging, warehousing and distribution	1992

Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993

				Date Company
				Constructed,
	Square	Types of		Acquired or
Location	Footage	Interest	Description of Principal Use	First Occupied
Arlington Heights, Illinois(6)	83,000	Leased	Processing, packaging, warehousing and distribution	1994

Elgin, Illinois(7) (Elgin Office Building)	400,000	Owned	Rental Property	2005

Elgin, Illinois(8) (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

(1)	In addition to the properties listed in the table, the Company owns land in Elgin, Illinois, which the Company originally anticipated using in connection with the facility consolidation project (the “Original Site”). For a description of the Original Site, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction.”

(2)	Approximately 240,000 square feet of the Busse Road facility was leased from the Busse Land Trust under a lease that was to expire on May 31, 2015. Under the terms of the lease, the Company had a right of first refusal and a right of first offer with respect to this portion of the Busse Road facility. The remaining 60,000 square feet of space at the Busse Road facility (the “Addition”) was constructed by the Company in 1994 on property owned by the Busse Land Trust and on property owned by the Company. Accordingly, (i) the Company and the Busse Land Trust entered into a ground lease with a term beginning January 1, 1995 pursuant to which the Company leased from the Busse Land Trust the land on which a portion of the Addition is situated (the “Busse Addition Property”), and (ii) the Company, the Busse Land Trust and the sole beneficiary of the Busse Land Trust entered into a party wall agreement effective as of January 1, 1995, which set forth the respective rights and obligations of the Company and the Busse Land Trust with respect to the common wall which separates the existing Busse Road facility and the Addition. The ground lease had a term that expires on May 31, 2015 (the same date on which the Company’s lease for the Busse Road facility was to expire). The Company had an option to extend the term of the ground lease for one five-year term, an option to purchase the Busse Addition Property at its then appraised fair market value at any time during the term of the ground lease, and a right of first refusal with respect to the Busse Addition Property. The Company sold its portion of the Busse Road facility to the Busse Land Trust in July 2006 for $2.0 million. The Busse Road facility was then sold in July 2006 to a third party and is being leased back by the Company through December 31, 2007 with a three to nine month renewal option. The Company’s lease with the Busse Land Trust was then terminated at no penalty or cost to the Company. See “Compensation Committee Interlocks, Insider Participation and Certain Transactions — Lease Arrangements” contained in the Company’s Proxy Statement for the 2007 Annual Meeting.

(3)	The Arthur Avenue facility was sold in July 2006 and is being leased back by the Company through August 31, 2008 with a three to nine month renewal option.

(4)	The Bainbridge facility is subject to a mortgage and deed of trust securing $5.50 million (excluding accrued and unpaid interest) in industrial development bonds. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

(5)	The sale of the Selma, Texas properties to the related party partnerships was consummated during the first quarter of fiscal 2007. See Item 1 — “Real Estate Transactions”.

(6)	The Arlington Heights facility was sold in July 2006 and is being leased back by the Company through December 31, 2008 with a three to nine month renewal option. The Company prepaid its existing mortgage on the Arlington Heights facility in July 2006.

(7)	The Elgin Office Building was acquired in April 2005 in combination with the acquisition of the New Site. 41.5% of the Elgin Office Building is being leased back to the seller for three years (ending April 2008), with options for an additional seven years. Approximately 20% of the Elgin Office Building is being leased to other third parties. The remaining portion of the office building may be leased to third parties; however, further capital expenditures will be necessary to lease a substantial portion of the remaining space.

Prior to the acquisition of the New Site, the Company acquired another parcel of land in Elgin, Illinois in connection with the facility consolidation project. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction”.

(8)	The Elgin Warehouse Building was acquired in April 2005 and was expanded from 653,000 to 1,001,000 square feet and was modified to the Company’s specifications. The Company’s Chicago area distribution operation was transferred to the Elgin Warehouse Building in July 2006 and the Company’s corporate headquarters were relocated to the Elgin Warehouse Building in February 2007. The majority of the Company’s Chicago area processing activities were transferred to the Elgin Warehouse Building during fiscal 2007, with the remaining activities scheduled to be transferred in fiscal 2008.
b. Manufacturing Capability, Utilization, Technology and Engineering
The Company’s principal production facilities are equipped with modern processing and packaging machinery and equipment.
The Company’s new Elgin facility was designed to the Company’s specifications with state-of-the-art equipment. The layout is designed to efficiently move product from raw storage to processing to packaging to distribution. The majority of processing operations at the Busse Road and Arlington Heights facilities were transferred to the Elgin facility during fiscal 2007, with the remaining operations scheduled to be transferred in fiscal 2008. It is estimated that production capacity will increase by 25% — 40% when operations are fully transferred to the Elgin facility.
The Selma facility contains the Company’s automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. For fiscal 2007, the Company processed approximately 59 million inshell pounds of pecans at the Selma, Texas facility.
The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to the Company’s customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2007, the Bainbridge facility shelled approximately 77 million inshell pounds of peanuts.
The Garysburg facility has the capacity to process approximately 70 million inshell pounds of farmer stock peanuts annually. For fiscal 2007, the Garysburg facility processed approximately 17 million pounds of inshell peanuts.
The Gustine facility is used for walnut shelling, walnut and almond processing, warehousing and distribution. This facility has the capacity to shell in excess of 50 million inshell pounds of walnuts annually. For fiscal 2007, the Gustine facility shelled approximately 46 million inshell pounds of walnuts. The Gustine facility was previously used for the Company’s almond handling operations. In the third quarter of fiscal 2007, the Company announced that it will no longer purchase almonds directly from growers.
Item 3 — Legal Proceedings
The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.
Item 4 — Submission of Matters to a Vote of Security Holders
No matter was submitted during the fourth quarter of fiscal 2007 to a vote of security holders, through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Company’s annual meeting of stockholders to be held on November 5, 2007:
Jasper B. Sanfilippo, Chairman of the Board, age 76 — Mr. Sanfilippo has been employed by the Company since 1953. Mr. Sanfilippo served as the Company’s President from 1982 to December 1995 and was the Company’s Treasurer from 1959 to October 1991. He became the Company’s Chairman of the Board and Chief Executive Officer in October 1991 and has been a member of the Company’s Board of Directors since 1959. Mr. Sanfilippo was succeeded as Chief Executive Officer on November 6, 2006 and intends to retire in January 2008, but will continue to serve, if elected, as Chairman of the Board. Mr. Sanfilippo was also a member of the Company’s Compensation Committee until April 28, 2004 (when that committee was terminated and its responsibilities assumed by the Compensation, Nominating and Corporate Governance Committee) and the Stock Option Committee until February 27, 1997 (when that Committee was disbanded).
Jeffrey T. Sanfilippo, Chief Executive Officer, age 44 — Mr. Sanfilippo has been employed by the Company since 1991 and in November 2006 was named its Chief Executive Officer. Mr. Sanfilippo served as the Company’s Executive Vice President Sales and Marketing from January 2001 to November 2006. Mr. Sanfilippo served as the Company’s Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of the Company’s Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995. He served as Vice President Sales and Marketing from October 1995 to August 1999.
Michael J. Valentine, Chief Financial Officer and Group President, age 48 — Mr. Valentine has been employed by the Company since 1987 and in November 2006 was named its Chief Financial Officer and Group President. Mr. Valentine served as the Company’s Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as the Company’s Senior Vice President and Secretary from August 1999 to January 2001. Mr. Valentine has been a member of the Company’s Board of Directors since April 1997. Mr. Valentine served as the Company’s Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for the Company from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include the Company’s peanut operations, including sales and procurement, and contract packaging business.
Jasper B. Sanfilippo, Jr., Chief Operating Officer and President, age 39 — Mr. Sanfilippo has been employed by the Company since 1992 and in November 2006 was named its Chief Operating Officer and President. Mr. Sanfilippo served as the Company’s Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of the Company’s Board of Directors in December 2003 He became the Company’s Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 and August 1999. Prior to that, Mr. Sanfilippo was the General Manager of the Company’s Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in the Company’s Financial Relations Department. Mr. Sanfilippo is responsible for the Company’s non-peanut shelling operations, including plant operations and procurement.
James A. Valentine, Chief Information Officer, age 43 — Mr. Valentine has been employed by the Company since 1986 and in November 2006 was named its Chief Information Officer. Mr. Valentine served as the Company’s Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000.
William R. Pokrajac, Vice President, Risk Management and Investor Relations, age 53 — Mr. Pokrajac has been with the Company since 1985. He served as the Company’s Controller from 1987 to August 2003 and the as the Company’s Vice President of Finance from 2001 until September 2007, when he was named Vice President, Risk Management and Investor Relations. Mr. Pokrajac is responsible for the Company’s risk management and investor relation activities.

Walter (Bobby) Tankersley Jr., Senior Vice President Industrial Sales, age 55 — Mr. Tankersley has been employed by the Company for five years and is responsible for directing the sales of the industrial distribution channel which includes pecans, almonds, walnuts, macadamias, peanuts, cashews and hazelnuts. He has 31 years of experience in the nut industry where he was previously Vice President of Sales & Marketing at the Young Pecan Company and Director of Industrial Sales at the Mauna Loa Macadamia Nut Company. In addition to sales, he is responsible for procurement of almonds, walnuts, macadamias and pistachios as well as providing commodity analysis, crop forecasts, and consumption trend analysis for various nut commodities.
Everardo Soria, Senior Vice President Pecan Operations and Procurement, age 50 — Mr. Soria has been with the Company since 1985. Mr. Soria was named Director of Pecan Operations in July 1995 and was named Vice President Pecan Operations and Procurement in January 2002. Mr. Soria was named Senior Vice President Pecan Operations and Procurement in August 2003. Mr. Soria is responsible for the procurement of pecans and for the shelling of pecans at the Company’s Selma, Texas facility.
Herbert J. Marros, Director of Financial Reporting and Taxation, age 49 — Mr. Marros has been with the Company since 1995. Mr. Marros served as Assistant Controller from 1995 until 2003, when he was promoted to Controller. In September 2007, Mr. Marros was named Director of Financial Reporting and Taxation. Mr. Marros is responsible for the Company’s internal and external financial reporting and tax activities.
Charles M. Nicketta, Senior Vice President of Manufacturing, age 59 — Mr. Nicketta has been with the Company since 1983. Mr. Nicketta was named Director of Manufacturing in July 1985 and was named Vice President of Manufacturing in August 2001. Mr. Nicketta was named Senior Vice President of Manufacturing in August 2004. Mr. Nicketta is responsible for the Company’s production design, engineering and facilities expansion.
Michael G. Cannon, Senior Vice President of Corporate Operations, age 54 — Mr. Cannon joined the Company in October 2005 as Senior Vice President of Operations. Previously, Mr. Cannon was Vice President of Operations at Sugar Foods Corp. from 1995 to October 2005. Mr. Cannon is responsible for the production operations for all of the Company’s facilities.
Frank S. Pellegrino, Corporate Controller, age 33 — Mr. Pellegrino joined the Company in January 2007 as Director of Accounting and was appointed Corporate Controller in September 2007. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger from June 2003 to January 2007. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP, where he was employed from 1996 to 2003. Mr. Pellegrino is responsible for all the Company’s accounting functions.
RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS
Jasper B. Sanfilippo, Chairman of the Board and director of the Company, is (i) the father of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, executive officers and directors of the Company, (ii) the brother-in-law of Mathias A. Valentine, a director of the Company, and (iii) the uncle of Michael J. Valentine, an executive officer and a director of the Company and James A. Valentine, an executive officer of the Company. Michael J. Valentine, Chief Financial Officer and Group President and a director of the Company, is (i) the son of Mathias A. Valentine, (ii) the brother of James A. Valentine, (iii) the nephew of Jasper B. Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo. Jeffrey T. Sanfilippo, Chief Executive Officer and a director of the Company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jasper B. Sanfilippo, Jr., (iii) the nephew of Mathias A. Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine. Jasper B. Sanfilippo, Jr., Chief Operating Officer and President and a director of the Company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jeffrey T. Sanfilippo, (iii) the nephew of Mathias A. Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine. James A. Valentine, Chief Information Officer, is (i) the son of Mathias A. Valentine, (ii) the brother of Michael J Valentine, (iii) the nephew of Jasper B. Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo.

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

	Price Range of
	Common Stock
Year Ended June 28, 2007	High	Low
4th Quarter	$14.04	$10.38
3rd Quarter	$15.00	$12.04
2nd Quarter	$12.17	$10.00
1st Quarter	$13.25	$9.89

	Price Range of
	Common Stock
Year Ended June 29, 2006	High	Low
4th Quarter	$16.54	$12.46
3rd Quarter	$15.55	$12.24
2nd Quarter	$18.28	$12.79
1st Quarter	$23.29	$16.88
As of September 5, 2007, there were 75 holders and 16 holders of record of the Company’s Common Stock and Class A Stock, respectively.
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
For purposes of the calculation of the aggregate market value of the Company’s voting stock held by nonaffiliates of the Company as set forth on the cover page of this Report, the Company did not consider any of the siblings of Jasper B. Sanfilippo, or any of the lineal descendants (all of whom are adults and some of whom are employed by the Company) of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are executive officers of the Company) as an affiliate of the Company. See “Compensation Committee Interlocks, Insider Participation and Certain Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s

Proxy Statement for the 2007 Annual Meeting and “Executive Officers of the Registrant — Relationships Among Certain Directors and Executive Officers” appearing immediately after Part I of this Report.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table summarizes the Company’s equity compensation plans as of June 28, 2007:

Number of securities
		Weighted	remaining available for
	Number of	average	future issuance under
	securities to	exercise price	equity compensation
	be issued	of	plans (excluding
	upon exercise	outstanding	securities reflected
	of options	options	in the first column)
Equity compensation plans approved by stockholders	353,690	$13.00	159,000
Equity compensation plans not approved by stockholders	—	—	—

Total	353,690	$13.00	159,000

Item 6 — Selected Financial Data
The following historical consolidated financial data as of and for the years ended June 28, 2007, June 29, 2006, June 30, 2005, June 24, 2004 and June 26, 2003 were derived from the Company’s consolidated financial statements. The financial data should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The information below is not necessarily indicative of the results of future operations. No dividends have been declared since 1995.
Statement of Operations Data: (dollars in thousands, except per share data)

	Year Ended
	June 28,	June 29,	June 30,	June 24,	June 26,
	2007	2006	2005	2004	2003
Net sales	$541,378	$579,564	$581,729	$520,811	$419,677
Cost of sales	500,247	542,447	503,300	428,967	346,755

Gross profit	41,131	37,117	78,429	91,844	72,922
Selling and administrative expenses	55,457	55,099	51,842	50,780	44,093
Gain related to real estate sales	(3,047)	(940)	—	—	—
Goodwill impairment loss	—	1,242	—	—	—

(Loss) income from operations	(11,279)	(18,284)	26,587	41,064	28,829
Interest expense	(9,347)	(6,516)	(3,998)	(3,434)	(4,681)
Debt extinguishment fees	—	—	—	(972)	—
Rental and miscellaneous (expense) income, net	(629)	(610)	1,179	440	486

Loss (income) before income taxes	(21,255)	(25,410)	23,768	37,098	24,634
Income tax (benefit) expense	(7,579)	(8,689)	9,269	14,468	9,607

Net (loss) income	$(13,676)	$(16,721)	$14,499	$22,630	$15,027

Basic (loss) earnings per common share	$(1.29)	$(1.58)	$1.37	$2.35	$1.63
Diluted (loss) earnings per common share	$(1.29)	$(1.58)	$1.35	$2.32	$1.61
Balance Sheet Data: (dollars in thousands)

	June 28,	June 29,	June 30,	June 24,	June 26,
	2007	2006	2005	2004	2003
Working capital	$15,362	$22,617	$137,764	$122,854	$75,182
Total assets	367,850	390,912	394,472	246,934	223,727
Long-term debt, less current maturities	19,783	5,618	67,002	12,620	29,640
Total debt	148,034	137,676	144,174	19,166	70,118
Stockholders’ equity	162,892	180,110	196,175	181,360	118,781
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Company maintains a vertically integrated nut processing operation that allows the Company to control every step of the process, including procurement from growers, shelling, processing, packing and marketing. For example, by purchasing nuts directly from growers, processing the nuts and then marketing the end products to customers, the Company is able to capture profit margins on the original purchase of the nuts. In the past, the Company’s vertically integrated business model has worked to its advantage. Vertical integration, however, can under certain circumstances result in poor earnings or losses. For example, during fiscal 2006 (i) the Company purchased an excess supply of nuts, such as almonds, directly from growers, (ii) subsequent to the Company’s purchases from growers, the market for certain nuts, such as almonds, declined, which impaired the Company’s ability to profit from its purchases and (iii) as a result of an overall increase in the price of nuts, consumption of nuts and nut products decreased. The combination of these three factors, among others, contributed to the Company’s losses in fiscal 2006 and limited the Company’s ability to profit from its vertically integrated business model. The losses experienced due to the declining market price of almonds continued through the first half of fiscal 2007 when the almonds purchased in fiscal 2006 were finally depleted. Additional factors contributing to the loss experienced for fiscal 2007 include (i) a 6.5% decrease in sales volume, as measured in shipped pounds, to customers in the Company’s consumer distribution channel and (ii) redundant costs associated with the relocation of the Company’s Chicago area facilities to the new site in Elgin, Illinois.
The risks associated with vertical integration that contributed to the Company’s negative margins for almond sales also exist, to varying degrees, for other nut types that the Company shells. Accordingly, since the Company is a vertically integrated sheller, processor and seller of nuts and nut products, the effects of changing market prices can never be eliminated.
The Company’s costs to acquire raw peanuts are expected to increase at least 25% in fiscal 2008. The cost increases are due to a combination of factors, including, (i) prices to peanut farmers were increased to provide incentives for growing peanuts, (ii) the failure of the federal government to extend the storage and handling subsidy for the last year under the 2002 Farm Bill, and (iii) drought conditions in the southeastern United States. The Company is uncertain as to whether these costs increases can be fully passed on to its customers. The inability to pass on peanut cost increases to customers, and potential loss of business, would have a negative impact on the Company’s results of operation, financial position and cash flows.
The Company’s results for fiscal 2007 were significantly less than desired in terms of both sales and earnings. Net sales decreased by 6.6% to $541.4 million for fiscal 2007 compared to $579.6 million for fiscal 2006. The net sales decrease is almost completely attributable to a volume decline, as measured in pounds shipped, of 6.5% in the Company’s consumer distribution channel. While overall sales volume declined by only 1.0%, the decline was offset by sales of raw peanuts to other peanut processors. The sales volume decrease was caused primarily by the loss of one significant private label customer in the consumer distribution channel at the end of fiscal 2006. Gross profit margin increased to 7.6% for fiscal 2007 from 6.4% for fiscal 2006 due primarily to significant decreases in commodity costs which were partially offset by an increase in unfavorable production variances of approximately $10.3 million. Unfavorable production variances arose as a result of a 13.0% decrease in pounds produced in fiscal 2007 versus fiscal 2006 while spending increased by 4.5%. Spending increased mainly due to a significant portion of the Company’s new facility being placed into service while operations continue in the existing Chicago-area production facilities. The temporary redundant manufacturing costs of operating out of four facilities in the Chicago area were approximately $4.7 million for the last half of fiscal 2007. Also, $4.5 million of costs were incurred at the new Elgin facility during the first half of fiscal 2007 while production was very limited. The new facility accounted for 13% of the production volume that occurred in the Chicago-area facilities in fiscal 2007, but accounted for 36% of the production volume in the Chicago-area facilities for the fourth quarter of fiscal 2007. All remaining non-Elgin Chicago-area production is expected to be transferred during fiscal 2008. Also, approximately $1.0 million of moving costs were incurred during the fourth quarter of fiscal 2007 to relocate machinery and equipment to the new facility. Net loss decreased to $13.7 million for fiscal 2007 from a net loss of $16.7 million for fiscal 2006.
As a result of the decreased operating performance, the Company was not in compliance with certain financial covenants contained in the Note Agreement and the Bank Credit Facility throughout fiscal 2007. Specifically, the Company was not in compliance with quarterly covenants for the first, third and fourth quarters of fiscal 2007 since the Company did not achieve the minimum adjusted quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement under the Note Agreement which is a cross-default under the Bank Credit Facility. Also, the Company was not in compliance with the minimum monthly working capital requirement under the Note Agreement and Bank Credit Facility for each of the months in the third quarter and fourth quarters of fiscal 2007. The Company received waivers for current and anticipated non-compliance with the EBITDA covenant in the Note Agreement and working capital covenants in the Bank Credit Facility and Note Agreement through and including the first quarter of fiscal 2008. As a result of any future non-compliance by the Company, the Noteholders and Lenders may demand immediate payment for all amounts outstanding pursuant to the Note Agreement and Bank Credit Facility, respectively, and in certain circumstances the Company could be required to prepay outstanding debt balances as required by such agreements and the Intercreditor Agreement. If waivers are not received, the Company would be required to obtain alternative financing for amounts outstanding pursuant to its Bank Credit Facility and Note Agreement. The Company has engaged a third party to actively explore financing alternatives for the Company. The Company believes it would be able to secure alternative financing to replace the Bank Credit Facility and Note Agreement on terms acceptable to the Company, although there can be no assurances that such alternative financing could be obtained.
There can be no assurance that waivers will be received for future non-compliance with the requirements in the Bank Credit Facility and Note Agreement, or that such waivers will be on commercially reasonable terms that are not adverse to the Company. The Company is in non-compliance with the minimum working capital covenant for the first two interim months of fiscal 2008 and expects to be in non-compliance with the same covenant as of the end of the first quarter of fiscal 2008 and with the minimum EBITDA requirement for the first quarter of fiscal 2008. Although waivers have been received for the Company’s non-compliance with such covenants through the first quarter of fiscal 2008, if waivers are not received or acceptable terms renegotiated with respect to future non-compliance with covenant or warranty requirements, the Company’s ability to pursue its business plans, objectives and its ability to continue as a going concern would be adversely affected and would require the Company to seek alternative sources of financing. In light of the non-compliance with restrictive covenants as a result of the Company’s performance for fiscal 2007, and the uncertainty relating to the Company’s ability to comply with covenants and warranties during future periods, amounts due pursuant to the Note Agreement as of June 28, 2007 are classified as “Current Maturities of Long-Term Debt”. Sustained losses by the Company, the inability to receive waivers from the Lenders and Noteholders or renegotiate acceptable terms with the Lenders and Noteholders, the inability to secure alternative financing for amounts due pursuant to the Note Agreement and/or Bank Credit Facility, and/or continued non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows. In addition, the occurrence of such events would adversely affect the Company’s ability to pursue its business plans, objectives and to continue as a going concern. Presently, there is substantial doubt with respect to the Company’s ability to continue as a going concern. For an overview of management’s plans to continue as a going concern see “Plans to Continue as a Going Concern.”
During the first half of fiscal 2007, almonds continued to significantly reduce the Company’s profitability. Virtually all almond handlers are owned in whole or in part by almond growers, which has resulted in competitive challenges for the Company in recent crop years. In November 2006, the Company announced that it will no longer purchase almonds directly from growers and discontinued its almond handling operation at its Gustine, California facility during the third quarter of fiscal 2007 when the processing of current crop year almonds purchased directly from growers was completed. The Company discontinued its almond handling operation in order to reduce commodity risk and to eliminate the significant labor costs associated with processing almonds that could not be recovered completely when the almonds are sold. During the first quarter of fiscal 2007, the Company transitioned into a new crop year with high cost 2005 crop year almonds still on hand in a declining price environment. All sales of 2005 crop year almond inventories were completed in November 2006. Almond sales delivered normal gross margins (slightly below the Company’s overall gross margins) in December 2006 and the third and fourth quarters of fiscal 2007. The majority of the machinery and equipment used in the discontinued almond handling operation that will not be redeployed within the Company was sold during the third quarter of fiscal 2007. The Company performed a review of the carrying value of the assets related to its Gustine operation and concluded that no impairment of the carrying value currently exists.
Walnuts also negatively affected the Company’s profitability during fiscal 2007. The Company was burdened by the impact of having to increase its final settlement payments to walnut growers in the third quarter of fiscal 2006 after a majority of its industrial walnut sales through the second quarter of fiscal 2007 were contracted at fixed prices. Consequently, industrial walnut sales delivered nominal gross margins for the first half of fiscal 2007. Gross margins on walnut sales contracts entered into during the second and third quarters of fiscal 2007 returned to normal levels. Walnut sales in the Company’s consumer distribution channel have also delivered nominal gross margins through the first three quarters of fiscal 2007. Significant price increases at major customers were implemented toward the end of the third quarter of fiscal 2007, which have resulted in improved consumer walnut gross margins in the fourth quarter of fiscal 2007.
The Company faces a number of challenges in the future. Specific challenges, among others, include the Company’s sustained losses, intensified competition and future non-compliance with the Company’s financing arrangements. The Company faces potential disruptive effects on its business, such as business interruptions that may result from the transfer of production to the new facility. In addition, the Company will continue to face the ongoing challenges of its business such as fluctuating commodity costs, food safety and regulatory issues and the maintenance and growth of its customer base. See the information referenced in Part I, Item 1A — “Risk Factors”.
Total inventories were $134.2 million at June 28, 2007, a decrease of $30.2 million, or 18.4%, from the balance at June 29, 2006. The decrease is primarily due to decreases in the quantities on hand of walnuts and almonds. Also contributing to the decrease in inventories at June 28, 2007 compared to June 29, 2006 are lower costs for almonds, cashews and macadamias. The decrease in walnut quantities is due to the Company consciously purchasing lower quantities of inshell walnuts during the current crop year because quantities purchased in the preceding crop year necessitated the outside storage and processing of walnuts. The decrease in almond quantities is due to lower purchases for the 2006 crop year than the 2005 crop year pursuant to the Company’s plans to discontinue its almond handling operations. The average cost of almonds on hand at June 28, 2007 is approximately $1.10 per pound lower than the average cost of almonds on hand at June 29, 2006. The average cost for cashews in inventory at June 28, 2007 declined by $0.22 per pound from the cashews in inventory at June 29, 2006. Net accounts receivable were $36.5 million at June 28, 2007, an increase of $1.1 million, or 3.0%, from the balance at June 29, 2006. The slight increase in net accounts receivable is due to offering sixty day credit terms to a new customer. Accounts receivable allowances were $3.2 million at June 28, 2007, a decrease of $0.6 million from the amount at June 29, 2006.
As previously disclosed, the Company is undertaking a facility consolidation project as a means of expanding its production capacity and enhancing the efficiency of its operations. As part of the facility consolidation project, on April 15, 2005, the Company closed on the $48.0 million purchase of a site in Elgin, Illinois (the “New Site”). The New Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller for a three year period (ending April 2008), with options for an additional seven years. The Company has not yet received notice from the seller exercising its option to renew its lease. Approximately 60% of the office building has been leased to third parties; however, further capital expenditures may be necessary to lease the remaining space. The 653,302 square foot warehouse was expanded to slightly over 1,000,000 square feet during fiscal 2006 and was modified to serve as the Company’s principal processing and distribution facility and the Company’s headquarters. The Company transferred its primary Chicago area distribution facility from a leased location to the New Site in July 2006. Processing operations began at the New Site in the second quarter of fiscal 2007, with operations moving from the existing Chicago area locations, and new equipment installed, beginning in the second quarter of fiscal 2007 and expected to continue through the second quarter of fiscal 2008, with the exception of certain chocolate processing lines which need to remain in place through the second quarter of fiscal 2008 in order to meet seasonal volume requirements. The Company decided to accelerate the move, which was originally scheduled to be completed at the end of calendar 2008, as the expected incremental cost the Company will incur in connection with accelerating the move is less than the cost of operating at the Company’s other Chicago area facilities over the next six quarters. The Company’s headquarters was relocated to the New Site in February 2007.
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
In furtherance of its facility consolidation project, the Company sold its Chicago area facilities in July 2006. One such Chicago area facility (the Busse Road facility) was owned partially by the Company and partially by a consolidated related party partnership, a variable interest entity. The related party partnership leased its portion of the Busse Road facility to the Company. The portion of the Busse Road property that the Company owned was sold to the related party partnership in July 2006 and the related lease obligation was terminated without penalty to the Company. The related party partnership then sold the Busse Road property to a third party, which is leasing back the property to the Company through December 2007 with a three to nine month renewal option for the time period necessary to transition operations to the New Site. The proceeds upon disposition of the property by the partnership totaled $9.6 million (with $2.0 million directly allocable to the Company-owned portion of the property), resulting in the Company recognizing a gain of approximately $4.6 million (net of $1.3 million being deferred and amortized as reductions in rental expense over the lease term), with offsetting amounts applicable to the partnership’s minority interest of $4.6 million. As the Company was the primary beneficiary of the partnership, upon consolidation of the partnership as a variable interest entity the deficit, which includes losses in excess of the minority interest, was absorbed by the Company. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of approximately $1.1 million were recovered by the Company to the extent such losses were previously allocated to the Company operations in consolidation and reduced any gain allocable to the partnership interest.
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
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction.
The Company performed an analysis of its existing assets at its Chicago locations, and based on this analysis identified those assets which will be transferred to the New Site and those that will not. For those assets which are not expected to be transferred to the New Site, the remaining depreciation period has been reduced to reflect the Company’s estimate of the useful lives of these assets. In addition to the assets being transferred, new machinery and equipment will also be installed at the New Site. The Company currently anticipates that operations will be fully integrated into the New Site by December 2008. Total remaining expenditures for the facility consolidation project are not expected to be significant. However, several uncertainties exist, such as those referred to under Part I, Item 1A, “Risk Factors”.
Prior to acquiring the New Site, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a termination agreement with the City of Elgin whereby the Development Agreement was terminated and the Company and the City of Elgin (the “City”) became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC acquired title to the Original Site by quitclaim deed, and JBSS Properties LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the

City. Under the terms of the Agreement, the City assigned to the Company all the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers, and although there can be no assurances, expects a sale to be consummated in the second quarter of fiscal 2008. A portion of the Original Site contains an office building (which the Company began renting during the third quarter of fiscal 2007) that will not be included in the planned sale. The planned sale meets the criteria of an “Asset Held for Sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” and is presented as a current asset in the balance sheet as of June 28, 2007. The Company’s costs under the Development Agreement were $6.8 million as of June 28, 2007 and June 29, 2006, $5.6 million of which is recorded as “Asset Held for Sale” and $1.2 million is recorded as “Rental Investment Property” as of June 28, 2007. The entire $6.8 million was recorded as “Other Assets” as of June 29, 2006. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value is required.
The Company’s business is seasonal. Demand for peanut and tree nut products is highest during the months of October, November and December. Peanuts, pecans, walnuts and almonds, the Company’s principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, the Company’s personnel requirements rise during the last four months of the calendar year. This seasonality has also impacted capacity utilization at the Company’s Chicago area facilities, with these facilities routinely operated at full capacity during the last four months of the calendar year. The transfer of production to the New Site should alleviate the Company’s prior capacity restraints during these time periods. The Company’s working capital requirements generally peak during the third quarter of the Company’s fiscal year.
Results of Operations
The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2006 to fiscal 2007 and from fiscal 2005 to fiscal 2006.

	Percentage of Net Sales			Percentage Increase/Decrease
				Fiscal 2005	Fiscal 2006
	Fiscal 2007	Fiscal 2006	Fiscal 2005	vs. 2006	vs. 2005
Net sales	100.0%	100.0%	100.0%	(6.6)%	(0.4)%
Gross profit	7.6	6.4	13.5	10.8	(52.7)
Selling expenses	7.2	6.9	6.8	(2.4)	1.3
Administrative expenses	3.0	2.6	2.1	8.6	21.9
Gain related to real estate sales	(0.6)	(0.2)	—	224.1	—
Goodwill impairment loss	—	0.2	—	—	—
(Loss) income from operations	(2.1)	(3.2)	4.6	38.3	(168.8)
Fiscal 2007 Compared to Fiscal 2006
Net Sales. Net sales decreased to $541.4 million for fiscal 2007 from $579.6 million for fiscal 2006, a decrease of $38.2 million or 6.6%. Unit volume, measured in terms of pounds shipped, decreased by 1.0% in fiscal 2007 compared to fiscal 2006. However, fiscal 2007 sales included a significant increase in raw peanut sales to other peanut processors at nominal margins. Excluding these raw peanut sales, sales volume would have decreased 6.0% for fiscal 2007 compared to fiscal 2006.
Net sales in the consumer distribution channel decreased by 5.3% in dollars and 6.5% in volume in fiscal 2007 compared to fiscal 2006. The unit volume sales decrease in the consumer distribution channel was primarily responsible for the overall decrease in unit volume sales. The decrease in consumer sales volume was due primarily to lower sales of private label products due to the loss of a significant private label customer at the end of fiscal 2006. Sales volume of the Company’s Fisher brand decreased 3.4% for fiscal 2007 compared to fiscal 2006. Significant increases in Fisher baking nut sales at a major customer were more than offset by lost business and lower promotional activity at other customers. Private label consumer sales decreased by 7.3% for fiscal 2007 compared to fiscal 2006. As stated previously, the loss of a significant private label customer was the primary cause for the decline. Also, private label sales have suffered due to a low retail price differential between private label and major brand products. The Company has recently secured new private label business that should generate approximately $25.0 million in new sales on an annual basis.

Net sales in the industrial distribution channel decreased by 14.9% in dollars, but increased 14.4% in sales volume in fiscal 2007 compared to fiscal 2006. The sales volume increase is due almost entirely to sales of raw peanuts to other peanut processors that occurred in fiscal 2007. Excluding these raw peanut sales, industrial sales volume would have decreased 9.4% for fiscal 2007 compared to fiscal 2006. The decrease in industrial sales volume for fiscal 2007 (excluding raw peanut sales) was due primarily to industrial customers not using nuts as ingredients in new products because of the high costs of tree nuts for the 2005 crop year. Since tree nut costs stabilized in the 2006 crop year, industrial customers are using nuts in products that should be introduced in the future. Consequently, sales volume to industrial customers should improve in fiscal 2008.
Net sales in the food service distribution channel decreased by 4.0% in dollars and 1.0% in volume in fiscal 2007 compared to fiscal 2006. The average selling price per pound decreased in fiscal 2007 compared to fiscal 2006 due primarily to the overall lower average cost of nuts and greater marketing program expenditures.
Net sales in the contract packaging distribution channel increased by 0.3% in dollars, but decreased 3.2% in volume in fiscal 2007 compared to fiscal 2006 primarily due to lower sales volume to the Company’s major contract packaging customer.
Net sales in the export distribution channel decreased by 1.3% in dollars and 4.2% in volume in fiscal 2007 compared to fiscal 2006. The volume decrease is due primarily to lower almond by-product sales as the Company processed fewer almonds in fiscal 2007 than fiscal 2006.
The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

Distribution Channel	Fiscal 2007		Fiscal 2006
Consumer	$277,410	51.2%	$292,890	50.6%
Industrial	111,998	20.7	131,635	22.7
Food Service	61,763	11.4	64,356	11.1
Contract Packaging	45,003	8.3	44,874	7.7
Export	45,204	8.4	45,809	7.9

Total	$541,378	100.0%	$579,564	100.0%

The following table shows an annual comparison of sales by product type as a percentage of total gross sales. The table is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2007	Fiscal 2006
Peanuts	20.0%	20.1%
Pecans	22.3	21.8
Cashews & Mixed Nuts	21.1	22.4
Walnuts	13.7	11.8
Almonds	13.3	15.4
Other	9.6	8.5

Total	100.0%	100.0%

Gross Profit. Gross profit in fiscal 2007 increased 10.8% to $41.1 million from $37.1 million for fiscal 2006. Gross profit margin increased to 7.6% for fiscal 2007 from 6.4% for fiscal 2006. The increase in gross margin was due primarily to the overall lower average cost of tree nuts and the significant negative effects of almond sales in fiscal 2006. These factors were partially offset by increases in unfavorable production variances of approximately $10.3 million. Unfavorable production variances arose as a result of a 13.0% decrease in pounds produced in fiscal 2007 versus fiscal 2006 while spending increased by 4.5%. Spending increased mainly due to a significant portion of the Company’s new facility being placed into service while operations continue in the existing Chicago-area production facilities. The temporary redundant manufacturing costs of operating out of four facilities in the Chicago area were approximately $4.7 million for the last half of fiscal 2007. Also, $4.5 million of costs were incurred at the new Elgin facility during the first half of fiscal 2007 while production was very limited. The new facility accounted for 13% of the production volume that occurred in the Chicago-area facilities in fiscal 2007, but accounted for 36% of the production volume in the Chicago-area facilities for the fourth quarter of fiscal 2007. All remaining non-Elgin Chicago-area production is expected to be transferred during fiscal 2008.
Other factors in addition to the unfavorable increase in production variances negatively affected gross profit. Approximately $1.0 million of moving costs were incurred during the fourth quarter of fiscal 2007 to relocate machinery and equipment to the new facility. In addition, Fisher walnut promotional activity that began late in the first quarter of fiscal 2007 that allowed the Company to secure new ongoing distribution of Fisher walnut products at a major customer were at nominal gross profit margins.
Operating Expenses. Selling and administrative expenses increased to $55.5 million, or 10.2% of net sales, for fiscal 2007 from $55.1 million, or 9.5% of net sales, for fiscal 2006. Selling expenses decreased to $39.0 million, or 7.2% of net sales, for fiscal 2007 from $39.9 million, or 6.8% of net sales, for fiscal 2006. The decrease is due primarily to a $2.1 million reduction in freight expense due to lower fuel surcharges and reduced sales volume, partially offset by $1.4 million of expenses related to the Company’s new distribution facility. Administrative expenses increased to $16.5 million, or 3.0% of net sales, for fiscal 2007 from $15.2 million, or 2.6% of net sales, for fiscal 2006. This increase was due primarily to a $0.5 million increase in consulting fees, a $0.4 million increase in compensation expense and a $0.3 increase in legal and audit expenses. Also included in operating expenses for fiscal 2007 and fiscal 2006 are gains of $3.0 million and $0.9 million, respectively, related to real estate sales. A goodwill impairment loss of $1.2 million was recorded for fiscal 2006, as fair value of the Company’s business at June 29, 2006 was determined to be below net book value and there was no implied fair value of the Company’s goodwill.
Loss from Operations. Due to the factors discussed above, the loss from operations was $11.3 million, or 2.1% of net sales, for fiscal 2007, compared to $18.3 million, or 3.2% of net sales, for fiscal 2006. Continued losses of this magnitude would create doubt as to the Company’s ability to continue as a going concern.
Interest Expense. Interest expense increased to $9.3 million for fiscal 2007 from $6.5 million for fiscal 2006. This increase was caused primarily by higher average levels of borrowings, higher interest rates on the Company’s credit facilities and a $0.9 decrease in interest capitalized in fiscal 2007 compared to fiscal 2006.
Rental and Miscellaneous (Expense) Income, Net. Net rental and miscellaneous (expense) income was an expense of $0.6 million for both fiscal 2007 and fiscal 2006.
Income Taxes. Income tax benefit was approximately $7.6 million, or 35.7% of loss before income taxes, for fiscal 2007, compared to income tax benefit of $8.7 million, or 34.2% of loss before income taxes, for fiscal 2006. The increased income tax benefit rate is due primarily to fiscal 2006 containing a goodwill impairment loss of $1.2 million which is not deductible for tax purposes.
Net Loss. Net loss was $13.7 million, or $1.29 basic and diluted per common share, for fiscal 2007, compared to $16.7 million, or $1.58 basic and diluted per common share, for fiscal 2006, due to the factors discussed above.
Fiscal 2006 Compared to Fiscal 2005
Net Sales. Net sales decreased to $579.6 million for fiscal 2006 from $581.7 million for fiscal 2005, a decrease of approximately $2.2 million or 0.4%. Net sales would have increased in fiscal 2006 when compared to fiscal 2005, except that fiscal 2005 contained fifty-three weeks rather than fifty-two-weeks. Unit volume, measured in terms of pounds shipped, decreased by 10.2% in fiscal 2006 compared to fiscal 2005.
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
Operating Expenses. Selling and administrative expenses increased to $55.1 million, or 9.5% of net sales, for fiscal 2006 from $51.8 million, or 8.9% of net sales, for fiscal 2005. Selling expenses increased to $39.9 million, or 6.9% of net sales, for fiscal 2006 from $39.4 million, or 6.8% of net sales, for fiscal 2005. The increase was due primarily to an increase of $0.4 million in general advertising expenses. Administrative expenses increased to $15.2 million, or 2.6% of net sales, for fiscal 2006 from $12.4 million, or 2.1% of net sales, for fiscal 2005. This increase was due primarily to $1.8 million of expenses related to a supplemental retirement plan adopted in August 2005 and to a $0.4 million increase in legal expenses relating primarily to the facility consolidation project and new financing arrangements. Also included in operating expenses for fiscal 2006 is a $0.9 million gain related to real estate sales. A goodwill impairment loss of $1.2 million was recorded for fiscal 2006, as fair value of the Company’s business at June 29, 2006 was determined to be below net book value and there was no implied fair value of the Company’s goodwill.
(Loss) Income from Operations. Due to the factors discussed above, the loss from operations was $(18.3) million, or (3.2)% of net sales, for fiscal 2006, compared to income from operations of $26.6 million, or 4.6% of net sales, for fiscal 2005. Continued losses of this magnitude would create substantial doubt as to the Company’s ability to continue as a going concern.
Interest Expense. Interest expense increased to $6.5 million for fiscal 2006 from $4.0 million for fiscal 2005. Additionally, $1.8 million of interest was capitalized pertaining to the Company’s facility consolidation project during fiscal 2006. This increase was caused primarily by higher average levels of borrowings and a higher interest rate on the Company’s revolving bank credit facility.
Rental and Miscellaneous (Expense) Income, Net. Net rental and miscellaneous (expense) income was an expense of $0.6 million for fiscal 2006 compared to income of $1.2 million for fiscal 2005. The decrease of $1.8 million was caused by expenses at the office building at the New Site, including depreciation, exceeding rental income. This net expense is expected to continue until a larger portion of the office building at the New Site is rented.
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
Liquidity and Capital Resources
General
The primary uses of cash are to fund the Company’s current operations, including its facility consolidation project, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those referred to under Part I, Item 1A, “Risk Factors”. The primary sources of cash are results of operations, availability under the Bank Credit Facility and proceeds from property dispositions.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts the Company sells. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $22.5 million for fiscal 2007 compared to $41.0 million for fiscal 2006. The decrease is due primarily to a $31.4 million decrease in inventories during fiscal 2007 compared to a $53.2 million decrease in inventories during fiscal 2006. As a result of the reclassification of $46.9 million of amounts due past twelve months under the Note Agreement to current maturities of long-term debt, the Company’s working capital is only $15.4 million.
During the first quarter of fiscal 2007, the Company received $17.5 million in proceeds from the sale of its Chicago area facilities, $7.6 million of which was received by one of the Company’s partnerships, which was previously consolidated as a variable interest entity. The Company received $14.3 million in proceeds from the sale of its Selma, Texas properties to two related party partnerships. The transaction is being accounted for similar to that of accounting under a capital lease.
The Company repaid $14.1 million of long-term debt during fiscal 2007, $2.0 million of which related to the prepayment of the Arlington Heights mortgage. The Arlington Heights facility was sold during the first quarter of fiscal 2007. $4.1 million of long-term debt payments related to payments made by one of the Company’s partnerships, which was previously consolidated as a variable interest entity. $7.2 million of scheduled principal payments were made during fiscal 2007 according to the terms of the Note Agreement.
Plans To Continue as a Going Concern
The Company’s ability to continue as a going concern is dependent on the ability of the Company to return to historic levels of profitability and, in the near term, obtain either funding from new sources or on-going waivers from the Lenders and Noteholders of amounts due pursuant to the Company’s primary financing arrangements. The extent of the Company’s losses in fiscal 2006 and 2007, the non-compliance with restrictive covenants under its primary financing facilities and uncertainties related to meeting future restrictive covenants under its primary financing facilities raise substantial doubt with respect to the Company’s ability to continue as a going concern. The significant losses incurred for fiscal 2006 and the first half of fiscal 2007 were caused in large part by the decline in the market price for almonds after the 2005 crop was procured. Sales of the 2005 almond crop were completed in November 2006 (the second quarter of fiscal 2007). Almond profit margins returned to normal historical levels in December 2006. The Company no longer purchases almonds directly from growers and discontinued its almond handling operation conducted at its Gustine, California facility during the third quarter of fiscal 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold. While the decline in the market price of the 2005 crop almonds negatively affected the Company’s profitability through the first half of fiscal 2007, the loss incurred during the last half of fiscal 2007 was due primarily to insufficient sales volume and expenses related to the Company’s relocation of its Chicago area operations to its new facility in Elgin, Illinois. The Company will continue to incur costs of approximately $1.0 million per month at its old Chicago area locations through fiscal 2008 as production lines are transferred to the new facility in Elgin.
Management further addressed the Company’s ability to continue as a going concern by conducting profitability reviews of approximately 200 items which led to price increases and discontinuance of certain items. During the fourth quarter of fiscal 2007, the Company conducted an intensive review of walnut operations at its Gustine, California facility and created an action plan to reduce waste and loss in the shelling operation. The Company expects that this plan, which includes new equipment, will be completed in fiscal 2008. Management has developed and will continue to develop action plans at all facilities to reduce manufacturing expenses. Management has also decided to accelerate the move of its existing equipment at its Chicago area facilities to the new Elgin facility. The relocation of the equipment is now scheduled to be completed by the end of calendar 2007 versus the original schedule of the end of calendar 2008. While additional costs are expected to be incurred during the first half of fiscal 2008, the acceleration is expected to generate net cost savings over an eighteen month period. Also, the Company engaged a profitability enhancement consultant (which was a requirement relating to the waivers received from the Lenders and Noteholders for non-compliance with financial covenants for the third quarter of fiscal 2007) to further review the profitability of the Company’s sales. The Company also expects to achieve operational efficiencies, once all production is integrated into the new facility.
While the initiatives described above are expected to improve efficiencies and generate cost savings, the Company cannot endure further sales volume reductions if it is to return to historical levels of profitability, realize the benefits originally expected from the Company’s new facility and continue as a going concern. The Company is actively developing plans, especially for its Fisher brand, with the intention of increasing sales and gross margin. As a result of these efforts, the Company has secured additional private label business that should generate approximately $25 million in new sales on an annual basis. Other new business opportunities are being pursued across all of the Company’s distribution channels.
In order for the Company to continue as a going concern, it must be able to secure on-going financing with attainable restrictive covenants for at least an annual period from lenders. The Company is currently not in compliance with restrictive financial covenants under its primary financing facilities, although waivers have been received for current and anticipated non-compliance with the EBITDA covenant in the Note Agreement and working capital covenants in the Bank Credit Facility and Note Agreement through and including the first quarter of fiscal 2008. The Company will need to either (i) secure waivers from the existing Lenders and Noteholders on an ongoing basis or amend the Note Agreement and Bank Credit Facility, or (ii) obtain alternative financing with attainable restrictive covenants. The Company has engaged a third party to actively explore financing alternatives for the Company. The Company believes it would be able to secure alternative financing to replace its existing financing arrangements, but would be required to pay an estimated $3.0 - $3.5 million in debt extinguishment charges.
Management believes that the implementation of the initiatives described above should enhance future operating performance; however, the discontinuance of the almond handling operation and the efforts to reduce unprofitable items will likely lead to a decline in net sales, which could negatively impact the Company’s ability to benefit from the facility consolidation project. Virtually all of these sales were significantly unprofitable in fiscal 2006 and nominally profitable in fiscal 2007. The discontinuance of purchasing almonds directly from growers is expected to free up working capital for debt reduction and/or purchases of other nuts that typically deliver a higher gross profit than the gross profit from almonds.
In summary, management believes that the steps that it has taken and will take to improve operating performance and overall decreased nut acquisition costs should enhance its ability to return to historic levels of profitability.
If the Company is not able to achieve these objectives, the Company’s financial condition will be adversely affected in a material way. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Financing Arrangements
On July 27, 2006, the Company amended its unsecured prior bank credit facility into the Bank Credit Facility, a secured facility. The Bank Credit Facility provides for $100.0 million in secured borrowings and is comprised of (i) a working capital revolving loan which provides working capital financing of up to $94.0 million in the aggregate, and matures on July 25, 2009, and (ii) $6.0 million for the IDB Letter of Credit maturing on June 1, 2011 to secure the industrial development bonds which financed the construction of a peanut shelling plant in 1987. The Bank Credit Facility also allows for an amendment to increase the total amount of secured borrowings to $125.0 million at the election of the Company, the agent under the facility and one or more of the Lenders under the facility. Borrowings under the Bank Credit Facility accrue interest at a rate, the weighted average of which was 8.38% at June 28, 2007, determined pursuant to a formula based on the agent bank’s reference rate or the Eurodollar rate, as elected by the Company. The level of the applicable interest rate varies depending upon the Company’s quarterly financial performance, as measured by the available borrowing base. The Bank Credit Facility was amended on June 1, 2007 (the “Bank Credit Facility Amendment”) to waive all non-compliance with restrictive financial covenants through the third quarter of fiscal 2007 and the first two interim periods of the fourth quarter of fiscal 2007. The Bank Credit Facility Amendment also increased the Company’s interest rate on outstanding amounts under the Bank Credit Facility by 0.25%, required the Company to obtain and maintain the services of a financial consultant to assist the Company with its business and financial planning and financial reporting to the Lenders and required the Company to pay a $0.1 million amendment fee. As of June 28, 2007, the Company had $16.2 million of available credit under the Bank Credit Facility.
The terms of the Bank Credit Facility include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios (if the borrowing base is below a designated level), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. The Lenders are entitled to require immediate repayment of the Company’s obligations under the Bank Credit Facility in the event the Company defaults on payments required under the Bank Credit Facility, does not comply with the financial covenants contained in the Bank Credit Facility, or upon the occurrence of certain other defaults by the Company under the Bank Credit Facility (including a default under the Note Agreement, as defined below). The Company is required to pay a termination fee of $1.0 million if it terminates the Bank Credit Facility in the second year of the agreement.
In order to finance a portion of the Company’s facility consolidation project and to provide for the Company’s general working capital needs, the Company received $65.0 million pursuant to a note purchase agreement (the “Note Agreement”) entered into on December 16, 2004 with various Noteholders at a 4.67% annual interest rate. On July 27, 2006, the Note Agreement was amended to, among other things, increase the interest rate from 4.67% to 5.67% per annum, waive all non-compliance with financial covenants through June 29, 2006, secure the Company’s obligations and modify future financial covenants. The Note Agreement was further amended on June 1, 2007 to waive all non-compliance with restrictive financial covenants through the third quarter of fiscal 2007, increase the interest rate to 5.92%, require the Company to obtain and maintain the services of a financial consultant to assist the Company with its business and financial planning and financial reporting to the Noteholders and require the Company to pay a $0.1 million amendment fee. Additionally, the Company is required to pay an excess leverage fee of up to an additional 1.00% per annum depending upon its leverage ratio and financial performance. The Note Agreement requires semi-annual principal payments of $3.6 million plus interest through December 1, 2014. The Company has the option to prepay amounts outstanding under the Note Agreement. Any such prepayment must be for at least 5% of the outstanding amount at the time of prepayment up to 100%. A prepayment fee would be incurred based on the differential between the interest rate in the Note Agreement and .50% over published U.S. treasury securities having a maturity equal to the remaining average life of the prepaid principal amounts. If a prepayment is made in fiscal 2008, the debt extinguishment charges are estimated to be $2.0 to $2.5 million, assuming no changes in the U.S. treasury securities interest rates.
The terms of the Note Agreement, as amended, include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios, attain minimum quarterly adjusted EBITDA levels of $8.0 million per quarter for fiscal 2008 (although compliance with this covenant has been waived for the first quarter of fiscal 2008), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. EBITDA is calculated in accordance with provisions under the Note Agreement and may be adjusted for certain items of income and expense, including gains and losses on the sale of assets, pension expense and certain other non-cash expenses. The Noteholders are entitled to require immediate repayment of the Company’s obligations under the Note Agreement in the event the Company defaults on payments required under the Note Agreement, non-compliance with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Note Agreement (including a default under the Bank Credit Facility).
The Company was not in compliance with certain financial covenants contained in the Bank Credit Facility and Note Agreement as of the end of the fourth quarter of fiscal 2007 and expects to be in non-compliance with the same covenants in fiscal 2008. Specifically, the Company was not in compliance with quarterly covenants for the fourth quarter of fiscal 2007 since the Company did not achieve the minimum adjusted quarterly EBITDA requirement under the Note Agreement which is a cross-default under the Bank Credit Facility. Also, the Company was not in compliance with the minimum monthly working capital requirement under the Bank Credit Facility and Note Agreement as of the end of fiscal 2007. The Company received waivers from the Lenders and Noteholders for current and anticipated non-compliance with the EBITDA covenant in the Note Agreement and working capital covenants in the Bank Credit Facility and Note Agreement through and including the first quarter of fiscal 2008. As a result of any future non-compliance by the Company, the Lenders and Noteholders may demand immediate payment for all amounts outstanding pursuant to the Bank Credit Facility and Note Agreement, respectively, and in certain circumstances the Company could be required to prepay outstanding debt balances as required by such agreements and the Intercreditor Agreement. The Company has engaged a third party to actively explore financing alternatives for the Company. The Company believes it would be able to secure alternative financing to replace the Bank Credit Facility and Note Agreement on terms acceptable to the Company, although there can be no assurances that such alternative financing could be obtained.
Sustained losses by the Company, the inability to receive waivers from the Lenders and Noteholders or renegotiate acceptable terms with the Lenders and Noteholders, the inability to secure alternative financing for amounts due pursuant to the Note Agreement and/or Bank Credit Facility, and/or continued non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows. In addition, the occurrence of such events would adversely affect the Company’s ability to pursue its business plans, objectives and to continue as a going concern. Presently, there is substantial doubt with respect to the Company’s ability to continue as a going concern. For an overview of management’s plans to continue as a going concern see “Plans to Continue as a Going Concern.”
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
On August 6, 2007, the Company notified the Noteholders and the Lenders that it was not in compliance with financial covenants as of and for the quarter ended June 28, 2007. As such, a Sharing Period, as defined in the Intercreditor Agreement among the Company, Noteholders and Lenders (the “Intercreditor Agreement”), commenced on August 6, 2007 and was not waived by the previously mentioned waivers through the first quarter of fiscal 2008. Per the terms of the Intercreditor Agreement, new advances by the Lenders during the Sharing Period are to be repaid from cash collateral receipts prior to pro rata payments to the Lenders and the Noteholders on existing debt outstanding at the commencement of the Sharing Period. As such, cash collateral receipts will continue to be applied by the Collateral Agent, as defined in the Intercreditor Agreement, to the amount outstanding under the Bank Credit Facility provided that the application does not reduce the balance to an amount less than $65.3 million. To the extent that the application of cash collateral receipts would reduce the balance outstanding under the Bank Credit Facility to an amount less than $65.3 million, those receipts will not be applied and will be held in the cash collateral account by the Collateral Agent, who is then required to make pro rata payments to the Lenders and the Noteholders at least once every 20 days. Absent an agreement ending the Sharing Period, any cash collateral held by the Collateral Agent per the foregoing at the open of business currently on September 14, 2007 will be used to make pro rata payments to the Lenders and the Noteholders.
As of June 28, 2007, the Company had $5.5 million in aggregate principal amount of industrial development bonds outstanding, which was originally used to finance the acquisition, construction and equipping of the Company’s Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand by the Lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $0.3 million in fiscal 2007 to $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction.

Capital Expenditures
The Company made $36.4 million of capital expenditures in fiscal 2007 compared to approximately $44.8 million in fiscal 2006. The decrease is due primarily to a $6.4 million decrease in capital expenditures unrelated to the expansion and modification to the New Site. Future capital expenditures related to the facility consolidation project are not expected to be significant. Total capital expenditures for fiscal 2008 are estimated to be $8 million.
Capital Resources
As of June 28, 2007, the Company had $16.2 million of available credit under the Bank Credit Facility. The Company expects to receive proceeds in excess of $5.6 million for the asset held for sale during the second quarter of fiscal 2008. Scheduled long-term debt payments, including interest for fiscal 2008 are $59.2 million, which includes the reclassification of all amounts due pursuant to the Note Agreement as current. Scheduled operating lease payments are $2.1 million. See “Plans To Continue as a Going Concern” above.
Contractual Cash Obligations
At June 28, 2007, the Company had the following contractual cash obligations for long-term debt (including scheduled interest payments), capital leases, operating leases, the revolving credit facility and purchase obligations (amounts in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$105,368	$59,167	$8,654	$7,116	$30,431
Capital lease obligations	1,153	281	562	310	—
Minimum operating lease commitments	3,728	2,108	1,329	291	—
Revolving credit facility borrowings	73,281	—	73,281	—	—
Purchase obligations	83,212	83,212	—	—	—

Total contractual cash obligations	$266,742	$144,768	$83,826	$7,717	$30,431

The purchase obligations include $83,212 of inventory purchases. Additionally, the Company has $9,289 of projected retirement obligations recorded on its balance sheet as of June 28, 2007. See Note 12 in the Notes to Consolidated Financial Statements for further details. Also, as a licensed United States Department of Agriculture Nut Warehouse Operator, the Company is responsible for delivering the loan value of the peanut inventory in its possession as represented on the warehouse receipt to the holder of the warehouse receipt on demand. The Company is responsible for any decline in the value of the peanut inventory due to decline in quality or shrinkage. No amounts related to a potential decline in the value of peanut inventory are included in the schedule above.
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
Inventories
Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market. Inventory costs are reviewed each quarter. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. When expected market sales prices move below costs, the Company records adjustments to write down the carrying values of inventories to lower of cost or market. The results of the Company’s shelling process can also result in changes to its inventory costs, for example based upon actual versus expected crop yields. The Company maintains significant inventories of bulk-stored inshell pecans, walnuts and peanuts. Quantities of inshell bulk-stored nuts are determined based on the Company’s inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates are also recorded.
Impairment of Long-Lived Assets
The Company reviews long-lived assets to assess recoverability from projected undiscounted cash flows (which also considers the underlying fair value of the properties) whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets’ carrying value. The impairment loss would adjust the carrying value to the assets’ fair value. To date the Company has not recorded any impairment charges. In connection with the Company’s facility consolidation project, management performed a review of assets in its existing Chicago area facilities. There was no impairment of these assets, however, the useful lives of certain assets were adjusted to the remaining time that the assets are expected to be utilized.
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
Related Party Transactions
As discussed in Notes 2, 6 and 13 of the Notes to Consolidated Financial Statements, the Company leases space from related parties and transacts with other related parties in the normal course of business. The Company believes that these related party transactions are conducted on terms that are competitive with other non-related entities at the time the transactions are entered into.
Income Taxes
The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the Company’s financial statements or tax returns. Such items give rise to differences in the financial reporting and tax basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that all or a portion of the asset will not be realized. Any investment tax credits are accounted for by using the flow-through method, whereby the credits are reflected as reductions of tax expense in the year they are recognized in the financial statements. In estimating future tax consequences, the Company considers all expected future events other than changes in tax law or rates.
As of the end of fiscal 2007, the Company had approximately $25,000 of operating loss carryforwards for state income tax purposes. Current federal losses are being fully carried back to fiscal 2005. All of the net operating loss (“NOL”) carryforward relates to losses generated during the years ended June 28, 2007 and June 29, 2006. The losses generally have a carryforward period of between 5 and 10 years before expiration. The Company has provided a valuation allowance related to realization of such operating loss carryforwards, as it is “more likely than not” such losses may expire unused in the future given management’s going concern assessment. There is a rebuttable presumption in a going concern circumstance that the remaining state NOL carryforwards will not be recoverable as future taxable income from sources other than the reversal of existing future taxable temporary differences and can not be relied upon as evidence supporting the recovery of the deferred tax asset. As a result the Company has provided a valuation allowance, which reflects the amount by which state income tax NOL carryforwards are in excess of state net deferred tax liabilities.
The Company evaluates the realization of deferred tax assets by considering its historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. At June 28, 2007, other than state net operating loss carryforwards, the Company believes that its deferred tax assets are fully realizable to the extent there are deferred tax liabilities that are expected to reverse over a similar time frame.
If recurring losses are experienced in fiscal 2008, then future income tax benefits would be only recognized to the extent there are deferred tax liabilities that are expected to reverse over a similar time frame as loss carrybacks are unavailable.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation becomes effective for fiscal 2008. The Company is currently assessing the impact of FASB Interpretation No. 48 on the Company’s financial position, results of operations and cash flows, but does not expect that the impact will be significant.
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

Forward Looking Statements
The statements contained in this Annual Report on Form 10-K, and in the Chairman’s letter to stockholders accompanying the Annual Report on Form 10-K delivered to stockholders, that are not historical (including statements concerning the Company’s expectations regarding market risk) are “forward looking statements”. These forward looking statements, which generally are followed (and therefore identified) by a cross reference to Part I, Item 1A — “Risk Factors” or are identified by the use of forward looking words and phrases such as “intends”, “may”, “believes” and “expects”, represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors, including the factors described under Part I, Item 1A — “Risk Factors”, that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events that may be subject to circumstances beyond the Company’s control. Consequently, results actually achieved may differ materially from the expected results included in these statements.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of changes in interest rates and to commodity prices of raw material purchases. The Company has not entered into any arrangements to hedge against changes in market interest rates, commodity prices or foreign currency fluctuations.
The Company is unable to engage in hedging activity related to commodity prices, since there are no established futures markets for nuts. Approximately 31% of nut purchases for fiscal 2007 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country.
The Company is exposed to interest rate risk on the Bank Credit Facility, its only variable rate credit facility because the Company has not entered into any hedging instruments which fix the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had a $0.5 million impact on the Company’s net income and cash flows from operating activities.

Item 8 — Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc and its subsidiaries at June 28, 2007 and June 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to not maintaining effective controls to ensure the timely communication within the organization of complete and accurate financial forecast information existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the 2007 Annual Report on Form 10-K. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations in 2007 and 2006 and was in non-compliance with requirements of loan covenants during certain quarters in the fiscal year ended 2007, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation, effective July 1, 2005. Also, as discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for pension benefit obligation funded status, effective as of June 28, 2007.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
September 7, 2007

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 28, 2007 and June 29, 2006
(dollars in thousands, except per share amounts)

	June 28,	June 29,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$2,359	$2,232
Accounts receivable, less allowances of $3,159 and $3,766, respectively	36,544	35,481
Inventories	134,159	164,390
Income taxes receivable	6,771	6,427
Deferred income taxes	2,140	2,984
Prepaid expenses and other current assets	1,150	2,248
Asset held for sale	5,569	—

TOTAL CURRENT ASSETS	188,692	213,762

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	10,299
Buildings	97,113	64,146
Machinery and equipment	140,730	109,391
Furniture and leasehold improvements	6,191	5,440
Vehicles	2,880	2,897
Construction in progress	4,487	53,811

	260,864	245,984
Less: Accumulated depreciation	117,639	117,094

	143,225	128,890
Rental investment property, less accumulated depreciation of $1,761 and $924, respectively	28,370	27,969

TOTAL PROPERTY, PLANT AND EQUIPMENT	171,595	156,859

Intangible asset — minimum retirement plan liability	—	6,197
Cash surrender value of officers’ life insurance and other assets	6,141	5,440
Property held for sale/Development agreement	—	6,806
Brand name, less accumulated amortization of $6,498 and $6,072, respectively	1,422	1,848

TOTAL ASSETS	$367,850	$390,912

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 28, 2007 and June 29, 2006
(dollars in thousands, except per share amounts)

	June 28,	June 29,
	2007	2006
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$73,281	$64,341
Current maturities of long-term debt, including related party debt of $200 and $4,279, respectively	54,970	67,717
Accounts payable, including related party payables of $361 and $140, respectively	21,264	27,944
Book overdraft	5,015	14,301
Accrued payroll and related benefits	6,018	5,930
Accrued workers’ compensation	6,686	5,619
Other accrued expenses	6,096	5,293

TOTAL CURRENT LIABILITIES	173,330	191,145

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,860 and $0, respectively	19,783	5,618
Retirement plan	9,060	7,654
Deferred income taxes	2,606	6,385
Other	179	—

TOTAL LONG-TERM LIABILITIES	31,628	19,657

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, noncumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,123,349 and 8,112,099 shares issued and outstanding, respectively	81	81
Capital in excess of par value	100,335	99,820
Retained earnings	67,711	81,387
Accumulated other comprehensive loss	(4,057)	—
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	162,892	180,110

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$367,850	$390,912

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 28, 2007, June 29, 2006 and June 30, 2005
(dollars in thousands, except for earnings per share)

	Year Ended	Year Ended	Year Ended
	June 28, 2007	June 29, 2006	June 30, 2005
Net sales	$541,378	$579,564	$581,729
Cost of sales	500,247	542,447	503,300

Gross profit	41,131	37,117	78,429

Operating expenses:
Selling expenses	39,003	39,947	39,417
Administrative expenses	16,454	15,152	12,425
Gain related to real estate sales	(3,047)	(940)	—
Goodwill impairment loss	—	1,242	—

Total operating expenses	52,410	55,401	51,842

(Loss) income from operations	(11,279)	(18,284)	26,587

Other income (expense):
Interest expense ($894, $583 and $699 to related parties, respectively)	(9,347)	(6,516)	(3,998)
Rental and miscellaneous (expense) income, net	(629)	(610)	1,179

Total other expense, net	(9,976)	(7,126)	(2,819)

(Loss) income before income taxes	(21,255)	(25,410)	23,768
Income tax (benefit) expense	(7,579)	(8,689)	9,269

Net (loss) income	$(13,676)	$(16,721)	$14,499

(Loss) earnings per common share:
Basic	$(1.29)	$(1.58)	$1.37

Diluted	$(1.29)	$(1.58)	$1.35

Weighted average shares outstanding:
Basic	10,595,996	10,584,764	10,568,400

Diluted	10,595,996	10,584,764	10,720,641

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 28, 2007, June 29, 2006 and June 30, 2005
(dollars in thousands)

							Accumulated
	Class A Common				Capital in		Other
	Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss	Stock	Total

Balance, June 24, 2004	2,597,426	$26	8,079,224	$81	$98,848	$83,609	$—	$(1,204)	$181,360
Net income and comprehensive income						14,499			14,499
Stock option exercises			21,125		198				198
Tax benefit of stock option exercises					118				118

Balance, June 30, 2005	2,597,426	$26	8,100,349	$81	$99,164	$98,108	$—	$(1,204)	$196,175
Net loss and comprehensive loss						(16,721)			(16,721)
Stock option exercises			11,750		71				71
Tax benefit of stock option exercises					39				39
Stock-based compensation expense					546				546

Balance, June 29, 2006	2,597,426	$26	8,112,099	$81	$99,820	$81,387	$—	$(1,204)	$180,110
Net loss and comprehensive loss						(13,676)			(13,676)
Stock option exercises			11,250		80				80
Tax benefit of stock option exercises					24				24
Stock-based compensation expense					411				411
SFAS No. 158 adjustment, net of income tax of $2,185							(4,057)		(4,057)

Balance, June 28, 2007	2,597,426	$26	8,123,349	$81	$100,335	$67,711	$(4,057)	$(1,204)	$162,892

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 28, 2007, June 29, 2006 and June 30, 2005
(dollars in thousands)

	Year Ended	Year Ended	Year Ended
	June 28, 2007	June 29, 2006	June 30, 2005
Cash flows from operating activities:
Net (loss) income	$(13,676)	$(16,721)	$14,499
Depreciation and amortization	13,584	10,000	10,501
Goodwill impairment loss	—	1,242	—
Gain on disposition of properties	(3,162)	(799)	(31)
Deferred income tax (benefit) expense	(750)	(2,000)	336
Tax benefit of stock option exercises	—	—	118
Stock-based compensation expense	411	546	—
Change in current assets and current liabilities:
Accounts receivable, net	(1,063)	3,521	(3,452)
Inventories	30,231	53,234	(90,165)
Prepaid expenses and other current assets	1,098	(585)	440
Accounts payable	(2,774)	(5,870)	13,520
Accrued expenses	534	3,612	(2,497)
Income taxes receivable/ payable	(344)	(7,222)	1,738
Other operating assets	(1,615)	1,993	(2,360)

Net cash provided by (used in) operating activities	22,474	40,951	(57,353)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,862)	(10,244)	(8,628)
Facility expansion costs	(32,498)	(34,520)	(48,997)
Development agreement costs	—	(4)	(6,143)
Proceeds from disposition of assets	17,867	3,774	135
Cash surrender value of officers’ life insurance	(289)	(287)	—

Net cash used in investing activities	(18,782)	(41,281)	(63,633)

Cash flows from financing activities:
Borrowings under revolving credit facility	138,491	147,009	149,879
Repayments of revolving credit borrowings	(129,551)	(149,229)	(88,587)
Issuance of long-term debt	—	—	65,000
Debt issuance costs	—	—	459
Principal payments on long-term debt	(14,078)	(5,964)	(1,284)
Financing obligation with related parties	14,300	—	—
(Decrease)/increase in book overdraft	(9,286)	11,254	(4,879)
Issuance of Common Stock under option plans	80	71	198
Minority interest distribution	(3,545)	(2,503)	—
Tax benefit of stock option exercises	24	39	—

Net cash (used in) provided by financing activities	(3,565)	677	120,786

Net increase (decrease) in cash	127	347	(200)
Cash:
Beginning of period	2,232	1,885	2,085

End of period	$2,359	$2,232	$1,885

Supplemental disclosures of cash flow information:
Interest paid, net of interest capitalized	$8,712	$6,217	$3,351
Income taxes paid, excluding refunds of $6,644, $2,193 and $34, respectively	133	2,689	6,812
Capital lease obligations incurred	1,117	133	—
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
NOTE 1 — MANAGEMENT’S PLANS REGARDING GOING CONCERN
The Company’s ability to continue as a going concern is dependent on the ability of the Company to return to historic levels of profitability and, in the near term, obtain either funding from new sources or on-going waivers from the Lenders and Noteholders of amounts due pursuant to the Company’s primary financing arrangements. The extent of the Company’s losses in fiscal 2006 and 2007, the non-compliance with restrictive covenants under its primary financing facilities and uncertainties related to meeting future restrictive covenants under its primary financing facilities raise substantial doubt with respect to the Company’s ability to continue as a going concern. The significant losses incurred for fiscal 2006 and the first half of fiscal 2007 were caused in large part by the decline in the market price for almonds after the 2005 crop was procured. Sales of the 2005 almond crop were completed in November 2006 (the second quarter of fiscal 2007). Almond profit margins returned to normal historical levels in December 2006. The Company no longer purchases almonds directly from growers and discontinued its almond handling operation conducted at its Gustine, California facility during the third quarter of fiscal 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold. While the decline in the market price of the 2005 crop almonds negatively affected the Company’s profitability through the first half of fiscal 2007, the loss incurred during the last half of fiscal 2007 was due primarily to insufficient sales volume and expenses related to the Company’s relocation of its Chicago area operations to its new facility in Elgin, Illinois. The Company will continue to incur costs of approximately $1.0 million per month at its old Chicago area locations through fiscal 2008 as production lines are transferred to the new facility in Elgin.
Management further addressed the Company’s ability to continue as a going concern by conducting profitability reviews of approximately 200 items which led to price increases and discontinuance of certain items. During the fourth quarter of fiscal 2007, the Company conducted an intensive review of walnut operations at its Gustine, California facility and created an action plan to reduce waste and loss in the shelling operation. The Company expects that this plan, which includes new equipment, will be completed in fiscal 2008. Management has developed and will continue to develop action plans at all facilities to reduce manufacturing expenses. Management has also decided to accelerate the move of its existing equipment at its Chicago area facilities to the new Elgin facility. The relocation of the equipment is now scheduled to be completed by the end of calendar 2007 versus the original schedule of the end of calendar 2008. While additional costs are expected to be incurred during the first half of fiscal 2008, the acceleration is expected to generate net cost savings over an eighteen month period. Also, the Company engaged a profitability enhancement consultant (which was a requirement relating to the waivers received from the Lenders and Noteholders for non-compliance with financial covenants for the third quarter of fiscal 2007) to further review the profitability of the Company’s sales. The Company also expects to achieve operational efficiencies, once all production is integrated into the new facility.
While the initiatives described above are expected to improve efficiencies and generate cost savings, the Company cannot endure further sales volume reductions if it is to return to historical levels of profitability, realize the benefits originally expected from the Company’s new facility and continue as a going concern. The Company is actively developing plans, especially for its Fisher brand, with the intention of increasing sales and gross margin. As a result of these efforts, the Company has secured additional private label business that should generate approximately $25 million in new sales on an annual basis. Other new business opportunities are being pursued across all of the Company’s distribution channels.
In order for the Company to continue as a going concern, it must be able to secure on-going financing with attainable restrictive covenants for at least an annual period from lenders. The Company is currently not in compliance with restrictive financial covenants under its primary financing facilities, although waivers have been received for current and anticipated non-compliance with the EBITDA covenant in the Note Agreement and working capital covenants in the Bank Credit Facility and Note Agreement through and including the first quarter of fiscal 2008. The Company will need to either (i) secure waivers from the existing Lenders and Noteholders on an ongoing basis or amend the Note Agreement and Bank Credit Facility, or (ii) obtain alternative financing with attainable restrictive covenants. The

Company has engaged a third party to actively explore financing alternatives for the Company. The Company believes it would be able to secure alternative financing to replace its existing financing arrangements, but would be required to pay an estimated $3.0 — $3.5 million in debt extinguishment charges.
Management believes that the implementation of the initiatives described above should enhance future operating performance; however, the discontinuance of the almond handling operation and the efforts to reduce unprofitable items will likely lead to a decline in net sales, which could negatively impact the Company’s ability to benefit from the facility consolidation project. Virtually all of these sales were significantly unprofitable in fiscal 2006 and nominally profitable in fiscal 2007. The discontinuance of purchasing almonds directly from growers is expected to free up working capital for debt reduction and/or purchases of other nuts that typically deliver a higher gross profit than the gross profit from almonds.
In summary, management believes that the steps that it has taken and will take to improve operating performance and overall decreased nut acquisition costs should enhance its ability to return to historic levels of profitability.
If the Company is not able to achieve these objectives, the Company’s financial condition will be adversely affected in a material way. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc., JBSS Properties, LLC and JBS International, Inc., a previously wholly-owned subsidiary, which was dissolved in November, 2004 (collectively, the “Company”). Certain prior years’ amounts have been reclassified to conform to the current year’s presentation, which provides more detail of certain financial statement line items. Specifically, gains related to real estate sales for fiscal 2006 were included in administrative expenses in the Form 10-K/A filed for the fiscal year ended June 29, 2006. This amount is now reported separately. The Company’s fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters), but the fiscal year ended June 30, 2005 consisted of fifty-three weeks, with the fourth quarter containing fourteen weeks. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, several factors indicate substantial doubt as to whether the Company will be able to continue as a going concern, as discussed in Note 1.
Management Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for customer deductions, allowances for doubtful accounts, the quantity and valuation of bulk inventories, accruals for workers’ compensation claims and various other accrual accounts. Actual results could differ from those estimates.
Accounts Receivable
Accounts receivable are stated at the amounts charged to customers, less: (i) allowances for doubtful accounts, and (ii) reserves for estimated cash discounts and customer deductions. The allowance for doubtful accounts is calculated by specifically identifying customers that are credit risks. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The reserve for estimated cash discounts is based on actual payments. The reserve for customer deductions represents known customer short payments and an estimate of future credit memos that will be issued to customers related to rebates and allowances for marketing and promotions based on historical experience. Included in accounts receivable as of June 28, 2007 and June 29, 2006 are $2,730 and $2,357, respectively, relating to workers’ compensation excess claim recovery.

Inventories
Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market. Inventory costs are reviewed each quarter. Fluctuations in the market price of peanuts, pecans, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. When expected market sales prices move below costs, the Company records adjustments to write down the carrying values of inventories to lower of cost or market. The results of the Company’s shelling process can also result in changes to its inventory costs, for example based upon actual versus expected crop yields. The Company maintains significant inventories of bulk-stored inshell pecans, walnuts and peanuts. Quantities of inshell bulk-stored nuts are determined based on the Company’s inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates are also recorded.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Major improvements that extend the useful life are capitalized and charged to expense through depreciation. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss is recognized currently in operating income. Cost is depreciated using the straight-line method over the following estimated useful lives: buildings — 10 to 40 years, machinery and equipment — 5 to 10 years, furniture and leasehold improvements — 5 to 10 years and vehicles — 3 to 5 years. Depreciation expense was $11,661, $9,207 and $8,697 for the years ended June 28, 2007, June 29, 2006 and June 30, 2005, respectively. The Company capitalizes interest costs on its projects. The amount of interest capitalized was $901 and $1,808 for the years ended June 28, 2007 and June 29, 2006, respectively, and was not material for the year ended June 30, 2005.
Certain prior lease transactions with two related party partnerships relating to the financing of buildings were previously accounted for as capital leases, whereby the present value of future rental payments, discounted at the interest rate implicit in the lease, was recorded as a liability. These leases were terminated at no cost to the Company in fiscal 2007 and 2006. A corresponding amount was capitalized as the cost of the assets and was depreciated on a straight-line basis over the estimated lives of the assets or over the lease terms which ranged from 20 to 30 years, whichever is shorter. The cost and accumulated depreciation of capitalized lease assets were $6,442 and $5,434, respectively at June 29, 2006.
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction.
Long-Lived Assets
The Company reviews long-lived assets to assess recoverability from projected undiscounted cash flows (which also considers the underlying fair value of the properties) whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets’ carrying value. The impairment loss would adjust the carrying value to the assets’ fair value. To date the Company has not recorded any impairment charges. In connection with the Company’s facility consolidation project, management performed a review of assets in its existing Chicago area facilities. There was no impairment of these assets, however, the useful lives of certain assets were adjusted to the remaining time that the assets are expected to be utilized.
Facility Consolidation Project /Real Estate Transactions
In April 2005, the Company acquired property to be used for its facility consolidation project (the “New Site”). Two buildings are located on the New Site, one of which is an office building of which 41.5% is being leased back to the seller for a minimum period of three years (ending April 2008). The Company has not yet received notice from the seller exercising its option to renew the lease. Approximately 60% of the office building is currently being rented. The other building, a warehouse, was expanded and modified for use as the Company’s principal processing facility and headquarters. The warehouse building was leased back to the seller for a one and one-half month period in fiscal 2005. The allocation of the purchase price to the two buildings was determined through a third party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the warehouse building is included in property, plant and equipment.
The net rental income from the office building and the warehouse building, included in rental and miscellaneous expense (income), net, was an expense of $1,122 and $1,115 for the years ended June 28, 2007 and June 29, 2006, respectively, and income of $503 for the year ended June 30, 2005. Gross rental income was $1,740, $1,665 and $927 for the years ended June 28, 2007, June 29, 2006 and June 30, 2005, respectively. Future gross rental income under the office building operating lease is as follows for the years ending:

June 26, 2008	$2,465
June 25, 2009	1,154
June 24, 2010	1,163
June 30, 2011	1,165
June 28, 2012	1,094
Thereafter	4,484

$11,525

Prior to acquiring the New Site, the Company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a Termination Agreement with the City of Elgin whereby the Development Agreement was terminated and the Company and the City of Elgin (the “City”) became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC (“JBSS LLC”), a wholly owned subsidiary of the Company, acquired title to the Original Site by quitclaim deed, and JBSS LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers, and expects a sale to be consummated in fiscal 2008. A portion of the Original Site contains an office building (which the Company began renting during the third quarter of fiscal 2007) that will not be included in the planned sale. The planned sale meets the criteria of an “Asset Held for Sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” and is presented as a current asset in the balance sheet as of March 29, 2007. The Company’s costs under the Development Agreement were $6,806 at June 28, 2007 and June 29, 2006, $5,569 of which is recorded as “Asset Held for Sale” and $1,237 is recorded as “Rental Investment Property” as of June 28, 2007. The entire $6,806 was recorded as “Other Assets” as of June 29, 2006. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value was required.
In furtherance of its facility consolidation project, the Company sold its Chicago area facilities in July 2006. One such Chicago area facility (the Busse Road facility) was owned directly by the Company and the remaining portion owned by a consolidated partnership, a variable interest entity. The lease between the Company and the partnership was terminated in July 2006 upon completion of the property sale transaction. The related party partnership sold the property to a third party, which is leasing back the property to the Company through December 2007 with a three to nine month renewal option for the time period necessary to transition operations to the New Site. The proceeds upon disposition of the property by the partnership totaled $9.6 million (with $2.0 million directly allocable to the Company owned portion of the property), resulting in the Company recognizing a gain of approximately $4.6 million (net of $1.3 million being deferred and amortized as reductions in rental expense over the lease term), with offsetting amounts applicable to the partnership’s minority interest of $4.6 million. As the Company was the primary beneficiary of the partnership, upon consolidation of the partnership as a variable interest entity the deficit, which includes losses in excess of the minority interest, was absorbed by the Company. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of approximately $1.1 million were recovered by the Company to the extent such losses were previously allocated to the Company operations in consolidation and reduced any gain allocable to the partnership interest. Approximately $0.4 million of the deferred gain is included in current liabilities as of June 28, 2007.
Also in July 2006, the Company sold its Arlington Heights and Arthur Avenue facilities for a combined $7.8 million in proceeds and is leasing back the facilities from the purchaser. The Arlington Heights facility is being leased back through December 2008 with a three to nine month renewal option. The Arthur Avenue facility is being leased back through August 2008 with a three to nine month renewal option. The gain on these property sale transactions totaled $1.8 million, net of $1.2 million being deferred and amortized as reductions in rental expense over the lease terms, which range from 17 to 29 months. In order to sell the Arlington Heights facility, the Company prepaid its existing mortgage obligations of $1,684 plus a $279 prepayment fee. Approximately $0.7 million of the deferred gain is recorded as of June 28, 2007, $0.5 of which is included in current liabilities.
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction.
The Company leased certain properties during 2006 from two related party partnerships (consolidated variable interest entities), one of which was terminated in March 2006 and the other terminated in July 2006. In March 2006, the Company sold a facility owned by one of its partnerships consolidated as a variable interest entity. As the Company was the primary beneficiary of the partnership, upon consolidation of the partnership as a variable interest entity the deficit, which includes losses in excess of the minority interest, was absorbed by the Company. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of $0.9 million were recovered by the Company to the extent such losses were previously allocated to the Company in consolidation and reduced any gain allocable to the partnership interest. Additionally as the partnership and not the Company was entitled to the net proceeds from the sale, the Company recorded an equal and offsetting minority interest amount for the partnership’s gain on the sale of approximately $3.5 million in other income and expense.
Introductory Funds
The ability to sell to certain retail customers often requires upfront payments to be made by the Company. Such payments are frequently made pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. If appropriate, the cost of these payments is recorded as an asset and is amortized over the term of the contract. The Company expenses payments if no written arrangement exists and amounts are not recoverable in the event of customer cancellation. Total introductory funds included in other assets and prepaid expenses and other current assets were $385 at June 28, 2007 and $282 at June 29, 2006. Amortization expense, which is recorded as a reduction in net sales, was $1,497, $367 and $1,173 for the years ended June 28, 2007, June 29, 2006 and June 30, 2005, respectively.

Goodwill and Brand Name
Brand name consists of the Fisher brand name that was acquired in 1995. The Company is amortizing the brand name over a fifteen-year period on a straight-line basis with no estimated residual value. Annual amortization expense for each of the next three fiscal years is expected to be $427, with the remaining amount of $140 amortized in fiscal 2011. Amortization expense was approximately $426, $427 and $426 for the years ended June 28, 2007, June 29, 2006 and June 30, 2005, respectively.
Goodwill represented the excess of the purchase price over the fair value of the net assets from the Company’s acquisition of Sunshine Nut Co., Inc. which occurred in 1992. A goodwill impairment loss of $1,242 was recorded for the year ended June 29, 2006. Fair value, based on considerations of the quoted market price with an estimated control premium, and estimated cash flow forecasts of the Company’s reporting unit, was determined to be below its net book value and there was no implied fair value of the Company’s goodwill.
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
Significant Customers
The highly competitive nature of the Company’s business provides an environment for the loss of customers and the opportunity to gain new customers. Net sales to Wal-Mart Stores, Inc. represented approximately 20%, 19% and 18% of the Company’s net sales for the years ended June 28, 2007, June 29, 2006 and June 30, 2005, respectively. Net accounts receivable from Wal-Mart Stores, Inc. were $4,140 and $4,444 at June 28, 2007 and June 29, 2006, respectively.
Promotion and Advertising Costs
Promotion allowances, customer rebates and marketing allowances are recorded at the time revenue is recognized and are reflected as reductions in sales. Annual volume rebates are estimated based upon projected volumes for the year, while promotion and marketing allowances are recorded based upon terms of the actual arrangements. Coupon incentives have not been significant and are recorded at the time of distribution. The Company expenses the costs of advertising, which include newspaper and other advertising activities, as incurred. Advertising expenses for the years ended June 28, 2007, June 29, 2006 and June 30, 2005 were $2,778, $2,297 and $1,896, respectively.
Shipping and Handling Costs
Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. For the years ended June 28, 2007, June 29, 2006 and June 30, 2005, shipping and handling costs totaled $18,291, $18,767 and $19,004, respectively.

Income Taxes
The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the Company’s financial statements or tax returns. Such items give rise to differences in the financial reporting and tax basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that all or a portion of the asset will not be realized. Any investment tax credits are accounted for by using the flow-through method, whereby the credits are reflected as reductions of tax expense in the year they are recognized in the financial statements. In estimating future tax consequences, the Company considers all expected future events other than changes in tax law or rates.
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
Earnings per Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	Year Ended	Year Ended	Year Ended
	June 28, 2007	June 29, 2006	June 30, 2005
Weighted average shares outstanding — basic	10,595,996	10,584,764	10,568,400
Effect of dilutive securities:
Stock options	—	—	152,241

Weighted average shares outstanding — diluted	10,595,996	10,584,764	10,720,641

All outstanding options were excluded from the calculation of diluted earnings per share for the years ended June 28, 2007 and June 29, 2006 due to net losses. Also excluded from the computation of diluted earnings per share for the years ended June 30, 2005 were options with exercise prices greater than the average market price of the Common Stock. Total options excluded from the calculation of diluted earnings per share were 353,690, 324,815 and 3,226 for the years ended June 28, 2007, June 29, 2006 and June 30, 2005, respectively. These options had weighted average exercise prices of $13.00, $13.70 and $31.61, respectively.
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

For the year ended June 30, 2005, the Company accounted for stock-based compensation in accordance with APB 25 and related interpretations using the intrinsic value method, which resulted in no compensation cost for options granted for fiscal 2005. The Company had adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”) with respect to options granted to employees.
The Company’s reported net income and earnings per share on a pro forma basis for the year ended June 30, 2005 if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation” is presented below.

Year Ended
June 30, 2005
Net income applicable to common stockholders, as reported	$14,499
Add: Compensation expense included in reported net income	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards	353

Pro forma net income applicable to common stockholders	$14,146

Basic earnings per common share:
As reported	$1.37
Pro forma	$1.34
Diluted earnings per common share:
As reported	$1.35
Pro forma	$1.32
The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Year Ended	Year Ended	Year Ended
	June 28, 2007	June 29, 2006	June 30, 2005
Average risk-free interest rate	4.6%	4.1%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility (based on historical)	54.0%	54.7%	53.0%
Expected life (years)	5.8	5.7	5.0
The weighted average fair value per option granted was $5.47, $9.85 and $8.76 for the years ended June 28, 2007, June 29, 2006 and June 30, 2005, respectively.
Comprehensive Loss (Income)
The Company accounts for comprehensive loss (income) in accordance with SFAS 130, “Reporting Comprehensive Income”. This statement establishes standards for reporting and displaying comprehensive loss (income) and its components in a full set of general-purpose financial statements. The statement requires that all components of comprehensive loss (income) be reported in a financial statement that is displayed with the same prominence as other financial statements.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation provides clarification related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation becomes effective for fiscal 2008. The Company is currently assessing the impact of FASB Interpretation No. 48 on the Company’s financial position, results of operations and cash flows, but does not expect that the impact will be significant.
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
NOTE 3 — NATURE OF BUSINESS
John B. Sanfilippo & Son, Inc. is one of the leading processors and marketers of tree nuts and peanuts in the United States. These nuts are sold under a variety of private labels and under the Company’s Fisher, Evon’s, Flavor Tree, Sunshine Country and Texas Pride brand names. The Company also markets and distributes, and in most cases manufactures or processes, a diverse product line of food and snack items, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products. The Company has plants located throughout the United States. Revenues are generated from sales to a variety of customers, including several major retailers and the U.S. government which are made on an unsecured basis.
NOTE 4 — INVENTORIES
Inventories consist of the following:

	June 28, 2007	June 29, 2006
Raw material and supplies	$57,348	$77,209
Work-in-process and finished goods	76,811	87,181

Total	$134,159	$164,390

NOTE 5 — REVOLVING CREDIT FACILITY
On July 27, 2006, the Company amended its unsecured prior bank credit facility into a secured bank credit facility (the “Bank Credit Facility”). The Bank Credit Facility provides for $100.0 million in secured borrowings and is comprised of (i) a working capital revolving loan which provides working capital financing of up to $94.0 million in the aggregate, and matures on July 25, 2009, and (ii) a $6.0 million letter of credit maturing on June 1, 2011 (the “IDB Letter of Credit”) to secure the industrial development bonds which financed the construction of a peanut shelling plant in 1987 as is described in Note 6. The Bank Credit Facility also allows for an amendment to increase the total amount of secured borrowings to $125.0 million at the election of the Company, the agent under the facility and one or more of the Lenders under the facility. Borrowings under the Bank Credit Facility accrue interest at a rate, the weighted average of which was 8.38% at June 28, 2007, determined pursuant to a formula based on the agent bank’s reference rate or the Eurodollar rate, as elected by the Company. The level of the applicable interest rate varies depending upon the Company’s quarterly financial performance, as measured by the available borrowing base. The Bank Credit Facility was amended on June 1, 2007 (the “Bank Credit Facility Amendment”) to waive all non-compliance with restrictive financial covenants through the third quarter of fiscal 2007 and the first two interim periods of the fourth quarter of fiscal 2007. The Bank Credit Facility Amendment also increased the Company’s interest rate on outstanding amounts under the Bank Credit Facility by 0.25%, required the Company to obtain and maintain the services of a financial consultant to assist the Company with its business and financial planning and financial reporting to the Lenders and required the Company to pay a $100 amendment fee. As of June 28, 2007, the Company had $16.2 million of available credit under the Bank Credit Facility.
The terms of the Bank Credit Facility include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios (if the borrowing base is below a designated level), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. The Lenders are entitled to require immediate repayment of the Company’s obligations under the Bank Credit Facility in the event the Company defaults on payments required under the Bank Credit Facility, does not comply with the financial covenants contained in the Bank Credit Facility, or upon the occurrence of certain other defaults by the Company under the Bank Credit Facility (including a default under the Note Agreement, as defined below). The Company is required to pay a termination fee of $1.0 million if it terminates the Bank Credit Facility in the second year of the agreement.
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
The Company was not in compliance with certain financial covenants contained in the Bank Credit Facility as of the end of the fourth quarter of fiscal 2007 and expects to be in non-compliance with the same covenants in fiscal 2008. Specifically, the Company was not in compliance with quarterly covenants for the fourth quarter of fiscal 2007 since the Company did not achieve the minimum adjusted quarterly EBITDA requirement under the Note Agreement which is a cross-default under the Bank Credit Facility. Also, the Company was not in compliance with the minimum monthly working capital requirement under Bank Credit Facility as of the end of fiscal 2007. The Company received waivers from the Lenders for current and anticipated non-compliance with the EBITDA covenant in the Note Agreement and working capital covenants in the Bank Credit Facility and Note Agreement through and including the first quarter of fiscal 2008. As a result of any future non-compliance by the Company, the Lenders may demand immediate payment for all amounts outstanding pursuant to the Bank Credit Facility. The Company has engaged a third party to actively explore financing alternatives for the Company. The Company believes it would be able to secure alternative financing to replace the Bank Credit Facility and Note Agreement on terms acceptable to the Company, although there can be no assurances that such alternative financing could be obtained.
Sustained losses by the Company, the inability to receive waivers from the Lenders and Noteholders or renegotiate acceptable terms with the Lenders and Noteholders, the inability to secure alternative financing for amounts due pursuant to the Note Agreement and/or Bank Credit Facility, and/or continued non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows. In addition, the occurrence of such events would adversely affect the Company’s ability to pursue its business plans, objectives and to continue as a going concern. Presently, there is substantial doubt with respect to the Company’s ability to continue as a going concern. For an overview of management’s plans to continue as a going concern see Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Plans to Continue as a Going Concern.”
NOTE 6 — LONG-TERM DEBT
Long-term debt consists of the following:

	June 28, 2007	June 29, 2006
Notes payable, interest payable semiannually at 5.92%, principal payable in semi-annual installments of $3,611 beginning on June 1, 2006	$54,167	$61,389
Industrial development bonds, collateralized by building, machinery and equipment with a cost aggregating $8,000	5,500	5,865
Capitalized lease obligations/mortgages involving related parties	—	4,279
Arlington Heights facility, first mortgage, principal and interest payable at 8.875%, due in monthly installments of $22 through October 1, 2015	—	1,684
Selma, Texas facility financing obligation to related parties, due in monthly installments of $109 through September 1, 2031	14,060	—
Capitalized equipment leases	1,026	118

	74,753	73,335
Less: Current maturities	(54,970)	(67,717)

Total long-term debt	$19,783	$5,618

The Company financed the construction of a peanut shelling plant with industrial development bonds in 1987. On June 1, 2006, the Company remarketed the bonds, resetting the interest rate at 4.55% through May 2011, and at a market rate to be determined thereafter. On June 1, 2011, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. The agreement requires the Company to redeem the bonds in varying annual installments, ranging from $375 to $760 annually through 2017. The Company is also required to redeem the bonds in certain other circumstances, for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option at any time, however, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In order to finance a portion of the Company’s facility consolidation project and to provide for the Company’s general working capital needs, the Company received $65.0 million pursuant to a note purchase agreement (the “Note Agreement”) entered into on December 16, 2004 with various Noteholders at a 4.67% annual interest rate. On July 27, 2006, the Note Agreement was amended to, among other things, increase the interest rate from 4.67% to 5.67% per annum, waive all non-compliance with financial covenants through June 29, 2006, secure the Company’s obligations and modify future financial covenants. The Note Agreement was further amended on June 1, 2007 to waive all non-compliance with restrictive financial covenants through the third quarter of fiscal 2007, increase the interest rate to 5.92%, require the Company to obtain and maintain the services of a financial consultant to assist the Company with its business and financial planning and financial reporting to the Noteholders and require the Company to pay a $100 amendment fee. Additionally, the Company is required to pay an excess leverage fee of up to an additional 1.00% per annum depending upon its leverage ratio and financial performance. The Note Agreement requires semi-annual principal payments of $3.6 million plus interest through December 1, 2014. The Company has the option to prepay amounts outstanding under the Note Agreement. Any such prepayment must be for at least 5% of the outstanding amount at the time of prepayment up to 100%. A prepayment fee would be incurred based on the differential between the interest rate in the Note Agreement and .50% over published U.S. treasury securities having a maturity equal to the remaining average life of the prepaid principal amounts.. If a prepayment is made in fiscal 2008, the debt extinguishment charges are estimated to be $2.0 to $2.5 million, assuming no changes in the U.S. treasury securities interest rates.
The terms of the Note Agreement, as amended, include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios, attain minimum quarterly adjusted EBITDA levels of $8.0 million per quarter for fiscal 2008 (although compliance with this covenant has been waived for the first quarter of fiscal 2008), restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. EBITDA is calculated in accordance with provisions under the Note Agreement and may be adjusted for certain items of income and expense, including gains and losses on the sale of assets, pension expense and certain other non-cash expenses. The Noteholders are entitled to require immediate repayment of the Company’s obligations under the Note Agreement in the event the Company defaults on payments required under the Note Agreement, non-compliance with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Note Agreement (including a default under the Bank Credit Facility).
The Company entered into a Security Agreement with the Lenders and the Noteholders whereby the Company granted collateral interests in certain of the Company’s assets including, but not limited to, accounts receivable, inventories and equipment to the Lenders and Noteholders. The Company also granted liens against the Company’s real property located in Elgin, Illinois and Gustine, California to the Lenders and Noteholders.
The Company was not in compliance with certain financial covenants contained in the Note Agreement as of the end of the fourth quarter of fiscal 2007 and expects to be in non-compliance with the same covenants in fiscal 2008. Specifically, the Company was not in compliance with quarterly covenants for the fourth quarter of fiscal 2007 since the Company did not achieve the minimum adjusted quarterly EBITDA requirement and the minimum monthly working capital requirement. The Company received waivers for current and anticipated non-compliance with the EBITDA covenant in the Note Agreement and working capital covenants in the Bank Credit Facility and Note Agreement through and including the first quarter of fiscal 2008. As a result of any future non-compliance with the Company’s Note Agreement and Bank Credit Facility, the Noteholders may demand immediate payment for all amounts outstanding pursuant to the Note Agreement, and in certain circumstances the Company could be required to prepay outstanding debt balances as required by the Company’s primary financing agreements and the Intercreditor Agreement. If waivers are not received for future non-compliance with the Company’s Note Agreement and Bank Credit Facility, the Company would be required to obtain alternative financing for amounts outstanding pursuant to its Bank Credit Facility and Note Agreement. The Company has engaged a third party to actively explore financing alternatives for the Company. The Company believes it would be able to secure alternative financing to replace the Note Agreement and Bank Credit Facility on terms acceptable to the Company, although there can be no assurances that such alternative financing could be obtained.
Sustained losses by the Company, the inability to receive waivers from the Lenders and Noteholders, the inability to secure alternative financing for amounts due pursuant to the Note Agreement and/or Bank Credit Facility, and/or continued non-compliance with the covenants or warranties in the Company’s Bank Credit Facility and Note Agreement would have a material adverse effect on the Company’s financial position, results of operations and cash flows. In addition, the occurrence of such events would adversely affect the Company’s ability to pursue its business plans, objectives and to continue as a going concern. Presently, there is substantial doubt with respect to the Company’s ability to continue as a going concern. For an overview of management’s plans to continue as a going concern see Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plans to Continue as a Going Concern.”
On August 6, 2007, the Company notified the Noteholders and the Lenders that it was not in compliance with financial covenants as of and for the quarter ended June 28, 2007. As such, a Sharing Period, as defined in the Intercreditor Agreement among the Company, Noteholders and Lenders (the “Intercreditor Agreement”), commenced on August 6, 2007 and was not waived by the previously mentioned waivers through the first quarter of fiscal 2008. Per the terms of the Intercreditor Agreement, new advances by the Lenders during the Sharing Period are to be repaid from cash collateral receipts prior to pro rata payments to the Lenders and the Noteholders on existing debt outstanding at the commencement of the Sharing Period. As such, cash collateral receipts will continue to be applied by the Collateral Agent, as defined in the Intercreditor Agreement, to the amount outstanding under the Bank Credit Facility provided that the application does not reduce the balance to an amount less than $65.3 million. To the extent that the application of cash collateral receipts would reduce the balance outstanding under the Bank Credit Facility to an amount less than $65.3 million, those receipts will not be applied and will be held in the cash collateral account by the Collateral Agent, who is then required to make pro rata payments to the Lenders and the Noteholders at least once every 20 days. Absent an agreement ending the Sharing Period, any cash collateral held by the Collateral Agent per the foregoing at the open of business currently on September 14, 2007 will be used to make pro rata payments to the Lenders and the Noteholders.
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction.
Aggregate maturities of long-term debt are as follows for the years ending:

June 26, 2008	$54,970
June 25, 2009	844
June 24, 2010	930
June 30, 2011	4,823
June 28, 2012	304
Thereafter	12,882

Total	$74,753

NOTE 7 — INCOME TAXES
The (benefit) provision for income taxes for the years ended June 28, 2007, June 29, 2006 and June 30, 2005 are as follows:

	June 28, 2007	June 29, 2006	June 30, 2005
Current	$(6,829)	$(6,689)	$8,933
Deferred	(750)	(2,000)	336
Total (benefit) provision for income taxes	$(7,579)	$(8,689)	$9,269
The reconciliations of income taxes at the statutory federal income tax rate to income taxes reported in the statements of operations for the years ended June 28, 2007, June 29, 2006 and June 30, 2005 are as follows:

	June 28,	June 29,	June 30,
	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.4	4.8	5.0
Goodwill impairment loss	—	(1.9)	—
Valuation allowance for state net operating loss carryforwards	(4.4)	(2.0)	—
Other	0.7	(1.7)	(1.0)

Effective tax rate	35.7%	34.2%	39.0%

The deferred tax assets and liabilities are comprised of the following:

	June 28, 2007		June 29, 2006
	Asset	Liability	Asset	Liability
Current
Accounts receivable	$155	$—	$222	$—
Employee compensation	602	—	548	—
Inventory	105	—	975	—
Deferred revenue	363	—	—	—
Workers’ compensation	1,503	—	1,239	—
Valuation allowance	(606)	—	—	—
Other	18	—	—	—

Total current	$2,140	$—	$2,984	$—

Long term
Depreciation	$—	$(7,522)	$—	$(8,825)
Amortization	234	—	301	—
Capitalized leases	201	—	780	—
Operating loss carryforwards	2,053	—	927	—
Retirement plan	3,530	—	554	—
Valuation allowance	(1,406)	—	(500)	—
Other	304	—	378	—

Total long-term	$4,916	$(7,522)	$2,440	$(8,825)

Total	$7,056	$(7,522)	$5,424	$(8,825)

As of the end of fiscal 2007, the Company had approximately $25,000 of operating loss carryforwards for state income tax purposes. Current federal losses are being fully carried back to fiscal 2005. All of the net operating loss (“NOL”) carryforward relates to losses generated during the years ended June 28, 2007 and June 29, 2006. The losses generally have a carryforward period of between 5 and 10 years before expiration. The Company has provided a valuation allowance related to realization of such operating loss carryforwards, as it is “more likely than not” such losses may expire unused in the future given management’s going concern assessment. There is a rebuttable presumption in a going concern circumstance that the remaining state NOL carryforwards will not be recoverable as future taxable income from sources other than the reversal of existing future taxable temporary differences and can not be relied upon as evidence supporting the recovery of the deferred tax asset. As a result the Company has provided a valuation allowance, which reflects the amount by which state income tax NOL carryforwards are in excess of state net deferred tax liabilities.
The Company evaluates the realization of deferred tax assets by considering its historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. At June 28, 2007, other than state net operating loss carryforwards, the Company believes that its deferred tax assets are fully realizable to the extent there are deferred tax liabilities that are expected to reverse over a similar time frame.
If recurring losses are experienced in fiscal 2008, then future income tax benefits would be only recognized to the extent there are deferred tax liabilities that are expected to reverse over a similar time frame as loss carrybacks are unavailable.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases buildings and certain equipment pursuant to agreements accounted for as operating leases. Rent expense under these operating leases aggregated $2,723, $2,342 and $2,377 for the years ended June 28, 2007, June 29, 2006 and June 30, 2005, respectively. Aggregate non-cancelable lease commitments under these operating leases are as follows for the years ending:

June 26, 2008	$2,108
June 25, 2009	910
June 24, 2010	419
June 30, 2011	264
June 28, 2012	27
Thereafter	—

$3,728

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
NOTE 10 — STOCK OPTION PLANS
At the Company’s annual meeting of stockholders on October 28, 1998, the Company’s stockholders approved a new stock option plan (the “1998 Equity Incentive Plan”) under which awards of non-qualified options and stock-based awards may be made. There are 700,000 shares of common stock authorized for issuance to certain key employees and “outside directors” (i.e. directors who are not employees of the Company or any of its subsidiaries). The exercise price of the options will be determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant, with the exception of nonqualified stock options, which can have an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. The Company issues new shares of Common Stock upon exercise of stock options. All of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Code. At June 28, 2007, there were 159,000 options available for distribution under this plan. Option exercises are satisfied through the issuance of new shares of Common Stock.
The Company determines fair value of such awards using the Black-Scholes option-pricing model. The following assumptions were used to value the Company’s grants during fiscal 2007: 3.75 and 6.25 years expected life; expected stock volatility from 52.9% to 58.8%; risk-free interest rate of 4.56% to 4.72%; expected forfeitures of 5%; and expected dividend yield of 0% during the expected term.
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
Under the fair value recognition provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation expense was $411 and $546 for the years ended June 28, 2007 and June 29, 2006, respectively, and the related tax benefit for non-qualified stock options was $24 and $39 for the years ended June 28, 2007 and June 29, 2006, respectively. Prior to the adoption of SFAS 123R, the tax benefits for deductions resulting for stock option exercises were presented as cash flows from operating activities. With the adoption of SFAS 123R, the deductions for tax benefits are presented as financing cash flows.
Activity in the Company’s stock option plans for fiscal 2007 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at June 24, 2004	263,315	$10.41
Activity:
Granted	72,000	18.55
Exercised	(21,125)	9.36

Outstanding at June 30, 2005	314,190	$12.37
Activity:
Granted	66,000	18.73
Exercised	(11,750)	6.03
Forfeited	(43,625)	13.82

Outstanding at June 29, 2006	324,815	$13.70
Activity:
Granted	76,000	10.25
Exercised	(11,250)	6.80
Forfeited	(35,875)	15.48

Outstanding at June 28, 2007	353,690	$13.00

Exercisable at June 28, 2007	199,690	$11.60
Exercisable at June 29, 2006	142,815	$10.49
Exercisable at June 30, 2005	95,065	$8.16

The number of stock options vested, and expected to vest in the future, as of June 28, 2007 is not significantly different from the number of stock options outstanding at June 28, 2007, as stated above. The weighted average fair value of options granted was $5.47 and $9.85 for the years ended June 28, 2007 and June 29, 2006, respectively. The total intrinsic value of all options exercised was $63 and $104 for the years ended June 28, 2007 and June 29, 2006, respectively. Of the 76,000 total options granted during fiscal 2007, 14,000 were at exercise prices greater than the market price of the Common Stock at the grant date with a weighted average fair value of $4.52 per share, and the remaining 62,000 options were at exercise prices equal to the market price of Common Stock at the grant date with a weighted average fair value of $5.68 per share. Of the 66,000 total options granted during fiscal 2006, 14,000 were at exercise prices greater than the market price of the Common Stock at the grant date with a weighted average fair value of $8.21 per share, and the remaining 52,000 options were at exercise prices equal to the market price of Common Stock at the grant date with a weighted average fair value of $10.29 per share.
As of June 28, 2007, there was $765 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The Company expects to recognize that cost over a weighted average period of 1.3 years. The total fair value of shares vested during fiscal 2007 was $565.
Exercise prices for options outstanding as of June 28, 2007 ranged from $3.44 to $32.30. The weighted average remaining contractual life of those options is 6.1 years, and 5.3 years for those exercisable. The aggregate intrinsic value of outstanding options at June 28, 2007 was $555, $503 for those exercisable. The options outstanding at June 28, 2007 may be segregated into two ranges, as is shown in the following:

	Option Price Per Share Range
	$3.44 - $11.89	$15.14 - $32.30
Number of options	175,065	178,625
Weighted-average exercise price	$7.87	$18.02
Weighted-average remaining life (years)	6.0	6.2
Number of options exercisable	107,565	92,125
Weighted average exercise price for exercisable options	$6.35	$17.73
NOTE 11 — EMPLOYEE BENEFIT PLANS
The Company maintains a contributory plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements. The Company contributes 50% of the amount contributed by each employee up to certain maximums specified in the plan. Total Company contributions to the 401(k) plan were $655, $629 and $584 for the years ended June 28, 2007, June 29, 2006 and June 30, 2005, respectively.
The Company contributed $241, $128 and $94 for the years ended June 28, 2007, June 29, 2006 and June 30, 2005, respectively, to multi-employer union-sponsored pension plans. The Company is presently unable to determine its respective share of either accumulated plan benefits or net assets available for benefits under the union plans.
NOTE 12 — RETIREMENT PLAN
On August 2, 2007, the Compensation, Nominating and Corporate Governance Committee (the “Committee”) approved a restated Supplemental Employee Retirement Plan (“SERP”) for certain executive officers and key employees of the Company, effective as of August 25, 2005. The restated SERP changes the plan adopted on August 25, 2005 to, among other things, clarify certain actuarial provisions and incorporate new Internal Revenue Service requirements. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. The Company uses its fiscal year-end as its measurement date for obligation and asset calculations. Effective June 28, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 99, 106 and 123(R)(“SFAS 158”), which required the recognition of the funded status of the SERP on the Consolidated Balance Sheet. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are now required to be recorded as a component of “Accumulated Other Comprehensive Loss” (“AOCL”).

The following table reflects the effects the adoption of SFAS 158 had on the Consolidated Balance Sheet as of June 28, 2007:
Incremental Effect of Applying SFAS 158
on Individual Line Items in the Consolidated Balance Sheet

	Before		After
	Application		Application
	of Statement		of Statement
	158	Adjustments	158
Intangible asset	$4,936	$(4,936)	$—
Total assets	372,786	(4,936)	367,850
Long-term retirement plan liability	7,754	1,306	9,060
Long-term deferred income tax liability	4,791	(2,185)	2,606
Total long-term liabilities	32,507	(879)	31,628
Accumulated other comprehensive loss, net of tax benefit	—	(4,057)	(4,057)
Total stockholders’ equity	166,949	(4,057)	162,892
Total liabilities and stockholders’ equity	372,786	(4,936)	367,850
The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 28, 2007	June 29, 2006
Change in projected benefit obligation
Benefit obligation at beginning of year or plan inception	$10,249	$14,674
Service cost	262	386
Interest cost	653	642
Actuarial gain	(1,530)	(5,453)
Benefits paid	(345)	—

Projected benefit obligation at end of year	$9,289	$10,249

Components of the actuarial gain portion of the change in projected benefit obligation are presented below:

	June 28, 2007	June 29, 2006
Actuarial Gain
Change in bonus expectation	$(453)	$(3,141)
Change in discount rate	182	(1,906)
Adjustment to projected retiree benefit	(914)	—
Other	(345)	(406)

Actuarial gain	$(1,530)	$(5,453)

Amounts recognized in the consolidated balance sheets related to the SERP consist of:

	June 28, 2007	June 29, 2006
Before adoption of SFAS 158:
Accrued benefit cost	$(7,983)	$(8,023)
Intangible asset	4,935	6,197

Net amount recognized	$(3,048)	$(1,826)

After adoption of SFAS 158:
Current liabilities	$(229)
Long-term liabilities	(9,060)

Net amount recognized	$(9,289)

The components of the net periodic pension cost are as follows:

	Year Ended	Year Ended
	June 28, 2007	June 29, 2006
Service cost	$262	$386
Interest cost	653	642
Recognized gain amortization	(306)	—
Prior service cost amortization	957	798

Net periodic pension cost	$1,566	$1,826

Significant assumptions related to the Company’s SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants.

The assumptions utilized by the Company in calculating the benefit obligations of its SERP are as follows:

	June 28, 2007	June 29, 2006
Discount rate	6.27%	6.44%
Rate of compensation increases	4.50%	4.50%
Bonus payment	60% of base, paid 3 of 5 years	60% of base, paid annually

The assumptions utilized by the Company in calculating the net periodic costs of its SERP are as follows:

	Year Ended	Year Ended
	June 28, 2007	June 29, 2006
Discount rate	6.44%	5.25%
Rate of compensation increases	4.50%	4.00%
Bonus payment	60% of base, paid annually	100% of base, paid annually
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
The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2008	$230
2009	907
2010	679
2011	675
2012	670
2013 — 2017	3,176

NOTE 13 — TRANSACTIONS WITH RELATED PARTIES
In addition to the related party transactions described in Notes 2 and 6, the Company also entered into transactions with the following related parties:
The Company purchases materials and manufacturing equipment from a company that is 11% owned by the wife of the Company’s Chairman of the Board. The five children of the Company’s Chairman of the Board own the balance of the entity either directly or as equal beneficiaries of a trust. Two of the children are officers and directors of the Company. Purchases from this related entity aggregated $9,772, $9,799 and $8,565 for the years ended June 28, 2007, June 29, 2006 and June 30, 2005, respectively. Accounts payable to this related entity aggregated $358 and $128 at June 28, 2007 and June 29, 2006, respectively.
The Company purchases materials from a company that is 33% owned by an individual related to the Company’s Chairman of the Board. Material purchases from this related entity aggregated $784, $682 and $489 for the years ended June 28, 2007, June 29, 2006 and June 30, 2005, respectively. Accounts payable to this related entity aggregated $3 and $12 at June 28, 2007 and June 29, 2006, respectively.
The Company purchased supplies from a company that was previously 33% owned by an individual related to the Company’s Chairman of the Board. This individual divested his ownership during fiscal 2005. Supply purchases from this former related entity aggregated $174 for the year ended June 30, 2005.
NOTE 14 — DISTRIBUTION CHANNEL AND PRODUCT TYPE SALES MIX
The Company operates in a single reportable operating segment through which it sells various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel.

	Year Ended	Year Ended	Year Ended
Distribution Channel	June 28, 2007	June 29, 2006	June 30, 2005
Consumer	$277,410	$292,890	$298,298
Industrial	111,998	131,635	132,900
Food Service	61,763	64,356	61,294
Contract Packaging	45,003	44,874	45,181
Export	45,204	45,809	44,056

Total	$541,378	$579,564	$581,729

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types.

	Year Ended	Year Ended	Year Ended
Product Type	June 28, 2007	June 29, 2006	June 30, 2005
Peanuts	20.0%	20.1%	22.4%
Pecans	22.3	21.8	23.3
Cashews & Mixed Nuts	21.1	22.4	22.7
Walnuts	13.7	11.8	9.4
Almonds	13.3	15.4	13.5
Other	9.6	8.5	8.7

Total	100.0%	100.0%	100.0%

NOTE 15 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The following table details the activity in various allowance and reserve accounts:

	Balance at
	Beginning			Balance at
Description	of Period	Additions	Deductions	End of Period
June 28, 2007
Income tax valuation allowance	$500	$1,512	$—	$2,012
Allowance for doubtful accounts	304	355	(476)	183
Reserve for cash discounts	280	5,591	(5,646)	225
Reserve for customer deductions	3,182	6,308	(6,739)	2,751

Total	$4,266	$13,766	$(12,861)	$5,171

June 29, 2006
Income tax valuation allowance	$—	$500	$—	$500
Allowance for doubtful accounts	887	88	(671)	304
Reserve for cash discounts	280	6,055	(6,055)	280
Reserve for customer deductions	2,562	8,752	(8,132)	3,182

Total	$3,729	$15,395	$(14,858)	$4,266

June 30, 2005
Allowance for doubtful accounts	$650	$270	$(33)	$887
Reserve for cash discounts	195	6,155	(6,070)	280
Reserve for customer deductions	1,132	8,154	(6,724)	2,562

Total	$1,977	$14,579	$(12,827)	$3,729

NOTE 16 — INTEREST COST
The following is a breakout of interest cost:

	Year Ended	Year Ended	Year Ended
	June 28, 2007	June 29, 2006	June 30, 2005
Gross interest cost	$10,248	$8,324	$4,030
Capitalized interest	(901)	(1,808)	(32)

Interest expense	$9,347	$6,516	$3,998

NOTE 17 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)
The following unaudited quarterly consolidated financial data are presented for fiscal 2007 and fiscal 2006 Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended June 28, 2007:
Net sales	$133,793	$177,654	$107,009	$122,922
Gross profit	5,723	19,138	5,966	10,304
(Loss) income from operations	(5,881)	3,757	(6,121)	(3,034)
Net (loss) income	(4,821)	1,236	(6,182)	(3,909)
Basic and diluted (loss) earnings per common share	$(0.46)	$0.12	$(0.58)	$(0.37)
Year Ended June 29, 2006:
Net sales	$138,658	$191,077	$119,004	$130,825
Gross profit	13,280	16,139	4,498	3,200
(Loss) income from operations	(82)	1,262	(7,425)	(12,039)
Net loss	(1,128)	(64)	(5,913)	(9,616)
Basic and diluted loss per common share	$(0.11)	$(0.01)	$(0.56)	$(0.91)

The first quarter of fiscal 2007 contained a $3.0 million gain related to real estate transactions. Also included the quarter were (i) a $0.6 million net downward revision to the estimate of on-hand quantities of bulk-stored inshell pecan and walnut inventories and (ii) $1.5 million in manufacturing expenses at the new Elgin, Illinois facility before production began at the facility. The second quarter of fiscal 2007 contained $3.0 million of manufacturing expenses at the new Elgin, Illinois facility while production was limited at the facility. The third quarter of fiscal 2007 contained $2.5 million of redundant manufacturing expenses as production increased at the new Elgin, Illinois facility while operations continued at the existing Chicago area facilities. The fourth quarter contained $2.2 million of such redundant costs along with (i) $1.0 million in costs related to moving equipment to the new facility, (ii) $0.5 million in consulting fees related to the Company’s efforts to remediate material weaknesses, and (iii) $0.2 million related to credit facility waiver and amendment fees.
The fourth quarter of fiscal 2006 contained (i) a $0.5 million downward revision to the estimate of on-hand quantities of bulk-stored inshell pecan inventories, (ii) a $0.8 million increase in the accrual for workers’ compensation claims, (iii) $1.5 million in additional costs related to the reprocessing of walnuts and almonds, (iv) a $1.9 million write-down of walnut and almond by-products and packaging materials, (v) a $1.2 million goodwill impairment loss, (vi) a $0.5 million charge related to a variable interest entity, and (vii) a $0.5 million valuation allowance related to the realization of tax benefit carryforwards.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of June 28, 2007. Based upon their evaluation, and as a result of the material weakness described below, these officers have concluded that the Company’s disclosure controls and procedures are not effective as of June 28, 2007.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 28, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of June 28, 2007 as stated in their report contained in this Annual Report on Form 10-K.
A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment included the following material weakness in the Company’s internal control over financial reporting as of June 28, 2007:
The Company did not maintain effective controls to ensure the completeness and accuracy of financial forecast information communicated within the organization on a timely basis. Specifically, there are insufficient financial forecast controls to ensure accurate forecasts and adequate sharing of information between the accounting, sales and operating departments of the Company to (i) properly assess its ability to comply with future debt covenant requirements, in order to properly classify debt in the balance sheet and provide accurate disclosures regarding debt covenant compliance, or (ii) forecast future cash flows or operating results for long-lived asset impairment assessment or deferred income tax valuation allowance consideration. Additionally, the Company has not established the organizational infrastructure to properly support the financial forecast and forecast monitoring process. This control deficiency resulted in the restatement of the 2006 consolidated financial statements, affecting the classification of long-term debt, valuation allowance associated with state tax net operating loss carryforwards and disclosures relating to the Company’s ability to continue as a going concern. This control deficiency could result in a misstatement of the aforementioned account balances and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness at June 28, 2007.
As a result of the material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

Remediation Plan for Fiscal 2007 Material Weakness
While the material weakness described above still exists at June 28, 2007, the Company has implemented certain procedures during fiscal 2007 to mitigate the potential severity and likelihood of a material misstatement of the annual or interim financial statements. Specifically, the Company has:
1.	Conducted month end surveys or meetings of significant functional areas such as operations, purchasing, accounts payable, sales, marketing and payroll in order to ensure that all relevant information is communicated to the accounting department in a complete and timely manner and considered in the financial statement closing process.

2.	Implemented a process to ensure that information gathered in the financial statement closing process that requires further action or consideration is appropriately tracked and resolved on a timely basis.

3.	Performed monthly cutoffs of all transactional activity on a company-wide basis to the same extent that it performs cutoffs at the end of quarters to improve the accuracy of monthly interim periodic financial information. This effort has primarily focused on inventory and related reserves and accounts.

4.	Enhanced its monthly procedures to include formal reconciliations of all balance sheet accounts that are reviewed by accounting management.
The Company has yet to implement procedures to enhance the reliability of its forecasting procedures. The Company plans to implement such procedures, including the establishment of organizational infrastructure to properly support the financial forecasting and forecast monitoring processes, during fiscal 2008.
Remediation of Other Fiscal 2006 Material Weaknesses
The following additional material weaknesses that were reported in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 29, 2006 were considered fully remediated during the fourth quarter of fiscal 2007:
1.	The Company did not maintain effective controls over the completeness and accuracy of the periodic goodwill impairment assessment. Specifically, effective controls were not maintained to ensure that a complete and accurate periodic impairment analysis was prepared, reviewed, and approved in order to identify and record impairments, as required under generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s 2006 consolidated financial statements, affecting goodwill, goodwill impairment loss and disclosures.

2.	The Company did not maintain effective controls to ensure the accuracy of accounting for lease transactions. Specifically, effective controls were not maintained to ensure that an accurate analysis was prepared, reviewed and approved in order to properly evaluate the accounting for certain sale-leaseback transactions, as required under generally accepted accounting principles, affecting plant, property and equipment, current and long-term liabilities, gains relating to real estate sales, lease expense, interest expense and sale-leaseback transaction disclosures.

3.	The Company did not maintain a sufficient complement of accounting and finance personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. This control deficiency contributed to the material weaknesses discussed above regarding controls over financial forecast information, goodwill impairment assessment and lease accounting.
To remediate these material weaknesses during fiscal 2007, the Company:
(1)	Hired an additional senior level accounting professional that is a certified public accountant in the third quarter of fiscal 2007, with public accounting and public company experience, to enhance the technical accounting resources of the department.

(2)	Hired three experienced degreed accountants in the third quarter of fiscal 2007 to improve the timeliness of periodic closings and to allow more senior accounting executives to perform higher level review duties and to improve internal control over financial reporting.

(3)	Engaged a consultant to review its monthly closing process and control procedures and its finance structure during the third quarter of fiscal 2007 to further improve the timeliness and accuracy of both the interim monthly and quarterly closing processes. This effort also focused on improving the timing related to preparation of SEC filings. The consultant’s recommendations regarding the closing process having immediate impact have been implemented.

(4)	Implemented a revised lease assessment process to ensure proper lease accounting determinations are made on an interim and annual basis.
The impairment charge for goodwill reflected in the restatement has eliminated the entire goodwill balance from the Company’s balance sheet. Remedial actions completed with respect to sufficiency of accounting personnel will ensure that appropriate controls are in place if future acquisitions result in generating goodwill when applying purchase accounting.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART III
Item 10 — Directors and Executive Officers of the Registrant
The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2007 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Information relating to the executive officers of the Company is included immediately after Part I of this Report.
The Company has adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on the Company’s website at www.jbssinc.com.
Item 11 — Executive Compensation
The Sections entitled “Compensation of Directors and Executive Officers”, “Committees and Meetings of the Board of Directors” and “Compensation Committee Interlocks, Insider Participation and Certain Transactions” of the Company’s Proxy Statement for the 2007 Annual Meeting are incorporated herein by reference.
Item 12 — Security Ownership of Certain Beneficial Owners and Management
The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for the 2007 Annual Meeting is incorporated herein by reference.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
The Sections entitled “Executive Compensation”, “Director Independence” and “Compensation Committee Interlocks, Insider Participation and Certain Transactions” of the Company’s Proxy Statement for the 2007 Annual Meeting are incorporated herein by reference.
Item 14 — Principal Accountant Fees and Services
The information under the proposal entitled “Ratify Appointment of PricewaterhouseCoopers LLP as Independent Auditors” of the Company’s Proxy Statement for the 2007 Annual Meeting is incorporated herein by reference.
PART IV
Item 15 — Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following financial statements of the Company are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Year Ended June 28, 2007, the Year Ended June 29, 2006 and the Year Ended June 30, 2005
Consolidated Balance Sheets as of June 28, 2007 and June 29, 2006
Consolidated Statements of Stockholders’ Equity for the Year Ended June 28, 2007, the Year Ended June 29, 2006 and the Year Ended June 30, 2005
Consolidated Statements of Cash Flows for the Year Ended June 28, 2007, the Year Ended June 29, 2006 and the Year Ended June 30, 2005
Notes to Consolidated Financial Statements

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

JOHN B. SANFILIPPO & SON, INC.
	By:	/s/ Jeffrey T. Sanfilippo
Date: September 11, 2007		Jeffrey T. Sanfilippo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer (Principal Executive Officer)	September 11, 2007

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer and Group President and Director (Principal Financial Officer)	September 11, 2007

/s/ Herbert J. Marros Herbert J. Marros	Director of Financial Reporting and Taxation (Principal Accounting Officer)	September 11, 2007

/s/ Jasper B. Sanfilippo Jasper B. Sanfilippo	Chairman of the Board	September 11, 2007

/s/ Mathias A. Valentine Mathias A. Valentine	Director	September 11, 2007

/s/ Jim Edgar Jim Edgar	Director	September 11, 2007

/s/ Timothy R. Donovan Timothy R. Donovan	Director	September 11, 2007

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	September 11, 2007

/s/ Daniel M. Wright Daniel M. Wright	Director	September 11, 2007

JOHN B. SANFILIPPO & SON, INC.
EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Registrant(12)

3.2	Bylaws of Registrant(1)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

4.3	Limited Waiver and Second Amendment to Note Purchase Agreement (the “Note Agreement”) in the amount of $65 million by the Company with The Prudential Insurance Company of America, Pruco Life Insurance Company, American Skandia Life Assurance Corporation, Prudential Retirement Ceded Business Trust, ING Life Insurance and Annuity Company, Farmers New World Life Insurance Company, Physicians Mutual Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, United of Omaha Life Insurance Company and Jefferson Pilot Financial Insurance Company (collectively the “Noteholders”) dated as of July 25, 2006(18)

4.4	Note in the principal amount of $7,749,166.67 executed by the Company in favor of Prudential Insurance Company of America, dated June 1, 2006(18)

4.5	Note in the principal amount of $1,945,555.56 executed by the Company in favor of Pruco Life Insurance Company, dated June 1, 2006(18)

4.6	Note in the principal amount of $7,980,555.55 executed by the Company in favor of ING Life Insurance and Annuity Company, dated June 1, 2006(18)

4.7	Note in the principal amount of $1,261,777.78 executed by the Company in favor of American Skandia Life Insurance Corporation, dated June 1, 2006(18)

4.8	Note in the principal amount of $3,210,166.67 executed by the Company in favor of Prudential Retirement Insurance and Annuity Company, dated June 1, 2006(18)

4.9	Note in the principal amount of $3,919,444.44 executed by the Company in favor of Farmers New World Life Insurance Company, dated June 1, 2006(18)

4.10	Note in the principal amount of $2,266,666.79 executed by the Company in favor of How & Co., dated June 1, 2006(18)

4.11	Note in the principal amount of $9,444,444.44 executed by the Company in favor of Great-West Life & Annuity Insurance Company, dated June 1, 2006(18)

4.12	Note in the principal amount of $9,444,444.44 executed by the Company in favor of Mac & Co., dated June 1, 2006(18)

4.13	Note in the principal amount of $4,722,222.22 executed by the Company in favor of Jefferson Pilot Financial Insurance Company, dated June 1, 2006(18)

4.14	Note in the principal amount of $9,444,444.44 executed by the Company in favor of United of Omaha Life Insurance Company, dated June 1, 2006(18)

4.15	Limited Waiver and Third Amendment to Note Purchase Agreement by and among the Company and the Noteholders, dated May 31, 2007 and executed June 1, 2007(20)

5-9	Not applicable

Exhibit
Number	Description
10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.4	The Registrant’s 1998 Equity Incentive Plan(4)

*10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

10.12	Agreement for Purchase and Sale between Matsushita Electric Corporation of America and the Company, dated December 2, 2004(9)

10.13	First Amendment to Purchase and Sale Agreement dated March 2, 2005 by and between Panasonic Corporation of North America (“Panasonic”), f/k/a Matsushita Electric Corporation, and the Company(10)

10.14	Office Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(11)

10.15	Warehouse Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(11)

*10.16	The Registrant’s Restated Supplemental Retirement Plan, filed herewith

*10.17	Form of Option Grant Agreement under 1998 Equity Incentive Plan(12)

10.18	Termination Agreement dated as of January 11, 2006, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(13)

10.19	Assignment and Assumption Agreement dated March 28, 2006 by and between JBSS Properties LLC and the City of Elgin, Illinois(14)

10.20	Agreement of Purchase and Sale between the Company and Prologis(15)

Exhibit
Number	Description
10.21	Agreement for Purchase of Real Estate and Related Property between the Company and Arthur/Busse Limited Partnership(16)

10.22	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 3001 Malmo Drive, Arlington Heights, Illinois(16)

10.23	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 2299 Busse Road, Elk Grove Village, Illinois(16)

10.24	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 1851 Arthur Avenue, Elk Grove Village, Illinois(16)

10.25	Amended and Restated Agreement by and among the Company, U.S. Bank National Association (“USB”), LaSalle Bank National Association (“LSB”) and ING Capital LLC (“ING”) (collectively, the “Lenders”), dated July 25, 2006(17)

10.26	Line of Credit Note in the principal amount of $45.0 million executed by the Company in favor of USB, dated July 25, 2006(17)

10.27	Line of Credit Note in the principal amount of $35.0 million executed by the Company in favor of LSB, dated July 25, 2006(17)

10.28	Line of Credit Note in the principal amount of $20.0 million executed by the Company in favor of ING, dated July 25, 2006(17)

10.29	Security Agreement by and between the Company and USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(17)

10.30	Mortgage made by the Company related to its Elgin, Illinois property to USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(17)

10.31	Deed of Trust made by the Company related to its Gustine, California property for the benefit of USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(17)

10.32	Trademark License Agreement by and between the Company and USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(17)

10.33	Agreement for Purchase of Real Estate and Related Property by and among the Company, as Seller, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Purchasers(18)

10.34	Industrial Building Lease by and between the Company, as Tenant, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Landlord, dated September 20, 2006(18)

10.35	First Amendment to Amended and Restated Agreement by and among the Company and the Lenders, dated May 31, 2007 and executed June 1, 2007(19)

11-20	Not applicable

21	Subsidiaries of the Registrant, filed herewith

22	Not applicable

23	Consent of PricewaterhouseCoopers LLP, filed herewith

24-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

Exhibit
Number	Description
31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-100	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681), as amended by the certificate of amendment filed as an appendix to the Registrant’s 2004 Proxy Statement filed on September 8, 2004.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Amendment No. 2), Registration No. 333-112221, as filed with the Commission on March 10, 2004.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 2, 2004 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2005 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2005 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 29, 2005 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2006 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2006 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2006 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2007 (Commission File No. 0-19681).

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).