Form 10-Q
period 2007-09-27
SANFILIPPO JOHN B & SON INC
filed 2007-11-05
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2007
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
☐ Yes     ☑ No
As of November 5, 2007, 8,128,349 shares of the Registrant’s Common Stock, $0.01 par value per share, including 117,900 treasury shares, and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 27, 2007
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended
	September 27,	September 28,
	2007	2006
Net sales	$132,808	$133,793
Cost of sales	121,164	128,070

Gross profit	11,644	5,723

Operating expenses:
Selling expenses	8,224	10,818
Administrative expenses	4,671	3,833
Gain related to real estate sales	—	(3,047)
Total operating expenses	12,895	11,604
Loss from operations	(1,251)	(5,881)
Other expense:
Interest expense ($279 and $0 to related parties)	(2,730)	(1,670)
Rental and miscellaneous expense, net	(15)	(59)
Total other expense, net	(2,745)	(1,729)
Loss before income taxes	(3,996)	(7,610)
Income tax benefit	(451)	(2,789)
Net loss	(3,545)	(4,821)
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	97	—
Net comprehensive loss	$(3,448)	$(4,821)
Basic and diluted loss per common share	$(0.33)	$(0.46)
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 27,	June 28,	September 28,
	2007	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$8,286	$2,359	$1,647
Accounts receivable, less allowances of $3,903, $3,159 and $5,186	42,253	36,544	41,478
Inventories	121,996	134,159	142,362
Income taxes receivable	7,028	6,771	9,136
Deferred income taxes	1,799	2,140	3,340
Prepaid expenses and other current assets	2,632	1,150	2,293
Asset held for sale	5,569	5,569	—

TOTAL CURRENT ASSETS	189,563	188,692	200,256

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463	9,463
Buildings	98,272	97,113	76,205
Machinery and equipment	142,591	140,730	119,251
Furniture and leasehold improvements	6,207	6,191	5,439
Vehicles	2,855	2,880	2,900
Construction in progress	4,566	4,487	30,787

	263,954	260,864	244,045
Less: Accumulated depreciation	120,424	117,639	109,642

	143,530	143,225	134,403
Rental investment property, less accumulated depreciation of $1,986, $1,761 and $1,122	28,145	28,370	27,915

TOTAL PROPERTY, PLANT AND EQUIPMENT	171,675	171,595	162,318

Intangible asset — minimum retirement plan liability	—	—	6,197
Cash surrender value of officers’ life insurance and other assets	6,383	6,141	4,842
Development agreement	—	—	6,806
Brand name, less accumulated amortization of $6,605, $6,498 and $6,178	1,315	1,422	1,742

TOTAL ASSETS	$368,936	$367,850	$382,161
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 27,	June 28,	September 28,
	2007	2007	2006
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$65,283	$73,281	$43,582
Current maturities of long-term debt, including related party debt of $204, $200 and $65	55,014	54,970	61,819
Accounts payable, including related party payables of $137, $361 and $805	28,958	21,264	35,484
Book overdraft	8,779	5,015	12,251
Accrued payroll and related benefits	5,814	6,018	5,258
Accrued workers’ compensation	6,304	6,686	5,950
Other accrued expenses	8,542	6,096	7,190

TOTAL CURRENT LIABILITIES	178,694	173,330	171,534

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,808, $13,860 and $14,235	19,767	19,783	19,828
Retirement plan	9,011	9,060	7,981
Deferred income taxes	1,799	2,606	6,668
Other	68	179	744
TOTAL LONG-TERM LIABILITIES	30,645	31,628	35,221

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,128,349, 8,123,349 and 8,112,099 shares issued and outstanding	81	81	81
Capital in excess of par value	100,488	100,335	99,937
Retained earnings	64,166	67,711	76,566
Accumulated other comprehensive loss	(3,960)	(4,057)	—
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)
TOTAL STOCKHOLDERS’ EQUITY	159,597	162,892	175,406

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$368,936	$367,850	$382,161
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Quarter Ended
	September 27,	September 28,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,545)	$(4,821)
Depreciation and amortization	3,816	3,042
Loss (gain) on disposition of properties	12	(3,047)
Deferred income tax benefit	(466)	(73)
Stock-based compensation expense	119	117
Change in current assets and current liabilities:
Accounts receivable, net	(5,709)	(5,997)
Inventories	12,163	22,028
Prepaid expenses and other current assets	(1,482)	(45)
Accounts payable	7,694	9,493
Accrued expenses	1,860	132
Income taxes receivable	(257)	(2,709)
Other operating assets	(460)	68

Net cash provided by operating activities	13,745	18,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,335)	(17,965)
Proceeds from disposition of properties	8	17,452
Cash surrender value of officers’ life insurance	(172)	(139)
Net cash used in investing activities	(3,499)	(652)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	10,727	25,198
Repayments of revolving credit borrowings	(18,725)	(45,957)
Principal payments on long-term debt	(120)	(6,067)
Financing obligation with related parties	—	14,300
Increase (decrease) in book overdraft	3,764	(2,050)
Issuance of Common Stock under option plans	32	—
Minority interest distribution	—	(3,545)
Tax benefit of stock options exercised	3	—

Net cash (used in) financing activities	(4,319)	(18,121)

NET INCREASE (DECREASE) IN CASH	5,927	(585)
Cash, beginning of period	2,359	2,232

Cash, end of period	$8,286	$1,647

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	148	—
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except where noted and per share data)
Note 1 — Management’s Plans to Continue as a Going Concern
The ability of John B. Sanfilippo & Son, Inc. (the “Company”) to continue as a going concern is dependent on the ability of the Company to return to historic levels of profitability and, in the near term, obtain either funding from new sources or on-going waivers from its current lenders of amounts due pursuant to the Company’s primary financing arrangements. The Company has accepted a commitment letter from a new lender to refinance the Company’s Bank Credit Facility and has applied for a mortgage from a new lender to refinance amounts due pursuant to the Company’s Note Agreement. These proposed new financing arrangements are expected to close in early December 2007 and are subject to the completion of due diligence and approval of final loan agreements by the Company’s board of directors and new lenders. The new financing facilities are expected to contain limited restrictive financial covenants, which the Company believes will be attainable. The new financing arrangements, if consummated, should provide the Company with increased flexibility to accomplish its objectives and improve financial performance. The Company expects to incur debt extinguishment charges of approximately $3.5 million as a result of the refinancing.
The extent of the Company’s losses in fiscal 2006 and 2007, the non-compliance with restrictive covenants under its primary financing facilities and uncertainties related to meeting future restrictive covenants under its primary financing facilities raised substantial doubt with respect to the Company’s ability to continue as a going concern. The significant losses incurred for fiscal 2006 and the first half of fiscal 2007 were caused in large part by the decline in the market price for almonds after the 2005 crop was procured. Sales of the 2005 almond crop were completed in November 2006 (the second quarter of fiscal 2007). Almond profit margins returned to normal historical levels in December 2006. The Company no longer purchases almonds directly from growers and discontinued its almond handling operation conducted at its Gustine, California facility during the third quarter of fiscal 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold. While the decline in the market price of the 2005 crop almonds negatively affected the Company’s profitability through the first half of fiscal 2007, the loss incurred during the last half of fiscal 2007 was due primarily to insufficient sales volume and expenses related to the Company’s relocation of its Chicago area operations to its new facility in Elgin, Illinois.
While the Company experienced a loss for the first quarter of fiscal 2008, the magnitude of the loss before income taxes of $4.0 million decreased from the losses experienced in recent quarters. Certain unusual or infrequent expenses were incurred during the first quarter of fiscal 2008, including:
•	$3.1 million increase in unfavorable labor and efficiency variances over first quarter of fiscal 2007, which was primarily related to the shut down and start up costs for production lines that were moved from the existing facilities and installed in the new Elgin facility during the quarter;

•	$1.4 million in estimated redundant manufacturing expenses as production activities occurred at the existing Chicago area facilities while the manufacturing spending in the new Elgin facility reflected increased production levels during the quarter; and

•	$1.5 million in external contractor charges that were related to the acceleration of the equipment move from the existing Chicago area facilities to the new Elgin facility.
The Company will continue to incur costs of approximately $1.0 million per month at its old Chicago area locations through fiscal 2008 as production lines are transferred to the new facility in Elgin. The Company expects to complete the move to the new Elgin facility by the end of fiscal 2008.
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

Management further addressed the Company’s ability to continue as a going concern by conducting profitability reviews of all items sold to customers. The Company engaged a profitability enhancement consultant (which was a requirement relating to the waivers received from the lenders under the Company’s primary financing facilities for non-compliance with financial covenants for the third quarter of fiscal 2007) to assist in this process and in the Company’s forecasting procedures. The result of this profitability review led to price increases for many items and the discontinuance of other items.
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
Management believes that the implementation of the initiatives described above should enhance future operating performance; however, the discontinuance of the almond handling operation and the efforts to reduce unprofitable items will likely lead to a decline in net sales, which could negatively impact the Company’s ability to benefit from the facility consolidation project. Virtually all of these sales were significantly unprofitable in fiscal 2006 and nominally profitable in fiscal 2007. The discontinuance of purchasing almonds directly from growers is expected to free up working capital for debt reduction and/or purchases of other nuts that typically deliver a higher gross profit than the gross profit from almonds during the second quarter of fiscal 2008.
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
Note 2 — Basis of Presentation
The Company was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2008 are to the fiscal year ending June 26, 2008. References herein to fiscal 2007 are to the fiscal year ended June 28, 2007. References herein to the first quarter of fiscal 2008 are to the quarter ended September 27, 2007. References herein to the first quarter of fiscal 2007 are to the quarter ended September 28, 2006. The Company’s Note Agreement and Bank Credit Facility, as defined in Note 11, are sometimes collectively referred to “the Company’s primary financing facilities” and “the Company’s financing arrangements”.
In the opinion of the Company’s management, the accompanying statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. The extent of the Company’s losses in fiscal 2007 and in fiscal 2006, the non-compliance with restrictive covenants under its primary financing facilities and uncertainties related to meeting future restrictive covenants under its primary financing facilities raised substantial doubt over the Company’s ability to continue as a going concern. See Note 1. The Company has accepted a commitment letter from a new lender to refinance the Company’s Bank Credit Facility and has applied for a mortgage from a new lender to refinance the Company’s Note Agreement. The new financing facilities are expected to contain limited restrictive financial covenants, with which the Company currently expects to be able to comply.
The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet as of June 28, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report filed on Form 10-K for the year ended June 28, 2007.
Note 3 — Accounts Receivable
Included in accounts receivable as of September 27, 2007, June 28, 2007 and September 28, 2006 are $2,352, $2,730 and $2,601, respectively, relating to workers’ compensation excess claim recovery.

Note 4 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

	September 27,	June 28,	September 28,
	2007	2007	2006
Raw material and supplies	$46,376	$57,348	$50,596
Work-in-process and finished goods	75,620	76,811	91,766

Inventories	$121,996	$134,159	$142,362

Note 5 — Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on June 29, 2007. There were no material effects associated with the implementation of FIN 48. As of June 29, 2007, unrecognized tax benefits and accrued interest and penalties were not material. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit)/expense caption in the statement of operations. The Company files income tax returns with federal and state tax authorities within the United States of America. The Internal Revenue Service is currently auditing the Company’s tax returns for fiscal 2003 and fiscal 2004. The Illinois Department of Revenue is currently auditing the Company’s tax returns for fiscal 2003, fiscal 2004 and fiscal 2005. No other tax jurisdictions are material to the Company.
As of September 27, 2007, there have been no material changes to the amount of unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will significantly change in the future.
The Company recorded a tax benefit of $451, or 11.3% of loss before income taxes, for the quarter ended September 27, 2007. The Company has no ability to carry back losses to prior years, since losses were experienced for fiscal 2006 and fiscal 2007. The benefit for the quarter ended September 27, 2007 was limited to the extent that deferred tax liabilities exceeded deferred tax assets. As of September 27, 2007, the Company has a valuation allowance of approximately $3.4 million, which primarily reflects an increase in the valuation allowance associated with the increase in the net operating loss carryforward in the quarter.
Since the accuracy of the Company’s forecasting procedures is identified as a material weakness in its control environment, the Company is unable to make a reliable estimate of effective tax rate for the year. The actual tax rate for the quarter to date period represents the most appropriate estimate at this time.
Note 6 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	Quarter Ended
	September 27,	September 28,
	2007	2006
Weighted average shares outstanding — basic	10,603,040	10,591,625
Effect of dilutive securities:
Stock options	—	—
Weighted average shares outstanding — diluted	10,603,040	10,591,625
350,190 stock options with a weighted average exercise price of $13.07 were excluded from the computation of diluted earnings per share for the quarter ended September 27, 2007 due to the net loss for the quarterly period. 391,190 stock options with a weighted average exercise price of $13.00 were excluded from the computation of diluted earnings per share for the quarter ended September 28, 2006 due to the net loss for the quarterly period.
Note 7 — Stock-Based Compensation
At the Company’s annual meeting of stockholders on October 28, 1998, the Company’s stockholders approved a new stock option plan (the “1998 Equity Incentive Plan”) under which non-qualified options and stock-based awards may be made. There are 700,000 shares of common stock authorized for issuance to certain key employees and “outside directors” (i.e., directors who are not employees of the Company or any of its subsidiaries). The exercise price of the options will be determined by the Board of Directors as set forth in the 1998 Equity Incentive Plan. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant, with the exception of non-qualified stock options, which can have an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. All of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. On September 27, 2007, there were 157,500 options available for distribution under this plan. Option exercises are satisfied through the issuance of new shares of Common Stock.

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
Options	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, at June 28, 2007	353,690	$13.00
Activity:
Granted	1,500	8.29
Exercised	5,000	6.34
Forfeited	—	—

Outstanding, at September 27, 2007	350,190	$13.07	6.13	$176

Exercisable, at September 27, 2007	240,315	$12.35	5.62	$176

The weighted average grant date fair value of stock options granted during the first thirteen weeks of fiscal years 2008 and 2007 was $4.69 and $5.41, respectively. The total intrinsic value of options exercised during the first quarter of fiscal 2008 and fiscal 2007 was $7 and $8, respectively.
Compensation expense attributable to stock-based compensation during the first thirteen weeks of fiscal years 2008 and 2007 was $119 and $117, respectively. As of September 27, 2007, there was $659 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The Company expects to recognize that cost over a weighted average period of 1.21 years.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Quarter Ended
	September 27,	September 28,
	2007	2006
Weighted average expected stock-price volatility	53.78%	54.03%
Average risk-free rate	4.32%	4.56%
Average dividend yield	0.00%	0.00%
Weighted average expected option life (in years)	6.25	5.76
Forfeiture percentage	5.00%	5.00%
Note 8 — Retirement Plan
On August 2, 2007, the Company’s Compensation, Nominating and Corporate Governance Committee approved a restated Supplemental Retirement Plan (the “SERP”) for certain named executive officers and key employees of the Company, effective as of August 25, 2005. The purpose of the SERP is to provide an unfunded, non-qualified deferred compensation benefit upon retirement, disability or death to a select group of management and key employees of the Company. The monthly benefit is based upon each individual’s earnings and his number of years of service. Administrative expenses include the following net periodic benefit costs:

	Quarter Ended
	September 27,	September 28,
	2007	2006
Service cost	$35	$66
Interest cost	144	163
Amortization of prior service cost	239	239
Amortization of gain	(90)	(76)

Net periodic pension cost	$328	$392

Note 9 — Distribution Channel and Product Type Sales Mix
The Company operates in a single reportable segment through which it sells various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

	Quarter Ended
	September 27,	September 28,
	2007	2006
Distribution Channel
Consumer	$68,211	$64,062
Industrial	28,476	31,353
Food Service	17,492	15,685
Contract Packaging	11,008	11,147
Export	7,621	11,546
Total	$132,808	$133,793
The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
	September 27,	September 28,
	2007	2006
Product Type
Peanuts	20.6%	20.4%
Pecans	22.8	21.8
Cashews & Mixed Nuts	20.2	21.9
Walnuts	13.2	12.0
Almonds	12.6	13.7
Other	10.6	10.2
Total	100.0%	100.0%

Note 10 — Comprehensive Loss (Income)
The Company accounts for comprehensive loss (income) in accordance with SFAS 130, “Reporting Comprehensive Income”. This statement establishes standards for reporting and displaying comprehensive loss (income) and its components in a full set of general-purpose financial statements. The statement requires that all components of comprehensive loss (income) be reported in a financial statement that is displayed with the same prominence as other financial statements. The only component of comprehensive loss and accumulated other comprehensive loss (income) for the Company relates to the recognition of the funded status of Company’s SERP as of June 28, 2007, with the adoption of SFAS 158 and the amortization on benefit plan costs during the first quarter of fiscal 2008.
Note 11 —Credit Facilities
The Company’s primary financing arrangements include a long-term financing facility (the “Note Agreement”) and a revolving bank credit facility (the “Bank Credit Facility”). The Company was not in compliance with the minimum adjusted quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement under the Company’s Note Agreement for the first quarter of fiscal 2008, which resulted in a cross-default under the Company’s Bank Credit Facility. Also, the Company was not in compliance with the monthly minimum working capital requirement under the Note Agreement and Bank Credit Facility for each of the months in the quarter ended September 27, 2007. The Company received waivers from its lenders for non-compliance with the EBITDA covenant in the Note Agreement and working capital covenants in the Bank Credit Facility and Note Agreement through and including the first quarter of fiscal 2008. The Company expects that it will be in non-compliance with the minimum working capital covenant for each of the next twelve months and is uncertain whether it will be in compliance with the minimum EBITDA covenant for each quarter for the next twelve months.
The Company has recently accepted a commitment letter from a new lender to refinance the Company’s Bank Credit Facility and has applied for a mortgage from a new lender to refinance amounts due pursuant to the Company’s Note Agreement. The Company expects that both credit facilities should close and fund in early December, upon the completion of due diligence and approval of final loan agreements by the Company’s board of directors and new lenders. Because both credit facilities will be asset based, the Company expects that the underlying loan documents will contain minimal financial covenants with which the Company currently expects to be able to comply. As a result of the anticipated refinancing, the Company will be required to pay a $1,000 debt extinguishment charge to the lenders under the Bank Credit Facility and approximately a $2,500 debt extinguishment charge to the lenders under the Note Agreement. The actual charge under the Note Agreement will vary depending on changes in the U.S. treasury rates.
While the Company has accepted a commitment letter from a new lender to refinance the Company’s Bank Credit Facility and has applied for a mortgage from a new lender to refinance amounts due pursuant to the Company’s Note Agreement, there can be no assurance that the refinancing will be consummated or that the terms of the new loan documents will be acceptable to the Company. If the refinancing is not consummated on terms acceptable to the Company, the Company will be required to seek waivers from its lenders under the Bank Credit Facility and Note Agreement or search for other financing alternatives. In light of the non-compliance with restrictive covenants as a result of the Company’s performance for the first quarter of fiscal 2008, and the uncertainty relating to the Company’s ability to comply with covenants and warranties during future periods, amounts due pursuant to the Note Agreement as of September 27, 2007 are classified as “Current Maturities of Long-term Debt”.
Note 12 — Interest Cost
The following is a breakout of interest cost:

	Quarter Ended
	September 27,	September 28,
	2007	2006
Gross interest cost	$2,730	$2,240
Capitalized interest	—	(570)
Interest expense	$2,730	$1,670

Note 13—Commitments and Contingencies
The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.
Note 14 — Recent Accounting Pronouncements
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2008 are to the fiscal year ending June 26, 2008. References herein to fiscal 2007 are to the fiscal year ended June 28, 2007. References herein to the first quarter of fiscal 2008 are to the quarter ended September 27, 2007. References herein to the first quarter of fiscal 2007 are to the quarter ended September 28, 2006. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. The Company’s Note Agreement and Bank Credit Facility, as defined below, are sometimes collectively referred to “the Company’s primary financing facilities” and “the Company’s financing arrangements”.
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
The Company maintains a vertically integrated nut processing operation for pecans, walnuts and peanuts that allows the Company to control every step of the process, including procurement from growers, shelling, processing, packing and marketing. For example, by purchasing nuts directly from growers, processing the nuts and then marketing the end products to customers, the Company is able to capture profit margins on the original purchase of the nuts. In the past, the Company’s vertically integrated business model has worked to its advantage. Vertical integration, however, can under certain circumstances result in poor earnings or losses. For example, during fiscal 2006, before the Company discontinued its almond handling operation, (i) the Company purchased an excess supply of nuts, such as almonds, directly from growers, (ii) subsequent to the Company’s purchases from growers, the market for certain nuts, such as almonds, declined, which impaired the Company’s ability to profit from its purchases and (iii) as a result of an overall increase in the price of nuts, consumption of nuts and nut products decreased. The combination of these three factors, among others, contributed to the Company’s losses in fiscal 2006 and limited the Company’s ability to profit from its vertically integrated business model. The losses experienced due to the declining market price of almonds continued through the first half of fiscal 2007 when the almonds purchased in fiscal 2006 were finally depleted. The risks associated with vertical integration that contributed to the Company’s negative margins for almond sales also exist, to varying degrees, for other nut types that the Company shells. Accordingly, since the Company is a vertically integrated sheller, processor and seller of nuts and nut products, the effects of changing market prices can never be eliminated.
The Company’s costs to acquire raw peanuts are expected to increase at least 25% in fiscal 2008. The cost increases are due to a combination of factors, including, (i) prices to peanut farmers were increased to provide incentives for growing peanuts, (ii) the failure of the federal government to extend the storage and handling subsidy for the last year under the 2002 Farm Bill, and (iii) drought conditions in the southeastern United States. The Company is uncertain as to whether these costs increases can be fully passed on to its customers. Initial efforts to raise peanut prices have met with resistance from the Company’s customers. The inability to pass on peanut cost increases to customers, and potential loss of business, would have a negative impact on the Company’s results of operation, financial position and cash flows.
While the Company recorded a net loss for the first quarter of fiscal 2008, the operating results showed signs of improvement. Net sales were $132.8 million for the first quarter of fiscal 2008, a decrease of $1.0 million, or 0.7%, as compared to the first quarter of fiscal 2007. Total pounds shipped decreased by 6.3% for the same time period. The decrease in volume is due primarily to lower almond sales as the Company no longer processes almonds purchased directly from growers and lower walnut sales due to a lower supply of walnuts. Gross profit improved to $11.6 million for the first quarter of fiscal 2008 from $5.7 million for the first quarter of fiscal 2007, due largely to low or negative margins on almond sales and almond reserves established during the first quarter of fiscal 2007. The $11.6 million gross profit for the first quarter of fiscal 2008 was negatively affected by the following unusual or infrequent expenses: (i) a $3.1 million increase in unfavorable labor and efficiency variances over the first quarter of fiscal 2007, primarily related to the shut down and start up costs for production lines that were moved from the Company’s old Chicago area facilities to the new Elgin facility; (ii) $1.4 million in estimated redundant manufacturing expenses as production activities occurred at the old Chicago area facilities while the manufacturing spending in the new Elgin facility reflected increased production levels during the quarter; and (iii) $1.5 million in external contractor charges that were related to the acceleration of the equipment move from the old Chicago area facilities to the new Elgin facility. All remaining non-Elgin Chicago-area production is expected to be transferred during fiscal 2008. In addition, $0.7 million in consulting fees were incurred during the first quarter of fiscal 2008 related to the Company’s profitability enhancement initiative and the design and implementation of a Sanfilippo Value Added Plan, which will reward plan participants in connection with year-over-year improvement in the Company’s after-tax net operating financial performance in excess of the Company’s annual cost of capital. The Company recognized an income tax benefit of $0.5 million, or 11.3% of loss before income taxes, for the first quarter of fiscal 2008. The tax benefit was limited to the excess of deferred tax liabilities over deferred tax assets that existed at the beginning of the first quarter of fiscal 2008, since the Company cannot carry back the loss for the first quarter of fiscal 2008 due to the losses experienced for fiscal 2007 and fiscal 2006.
The net loss for the first quarter of fiscal 2008 was $3.5 million, or $0.33 per share, compared to $4.8 million, or $0.46 per share, for the first quarter of fiscal 2007. A gain related to real estate sales of $3.0 million was recorded in the first quarter of fiscal 2007.
As a result of the operating performance, the Company was not in compliance with certain financial covenants contained in the Note Agreement and the Bank Credit Facility for the first quarter of fiscal 2008. Specifically, the Company did not achieve the minimum adjusted quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement under the Note Agreement which is a cross-default under the Bank Credit Facility. Also, the Company was not in compliance with the minimum monthly working capital requirement under the Note Agreement and Bank Credit Facility for each of the months in the first quarter of fiscal 2007. The Company received waivers for non-compliance with the EBITDA covenant in the Note Agreement and working capital covenants in the Bank Credit Facility and Note Agreement through and including the first quarter of fiscal 2008. The Company expects that it will be in non-compliance with the minimum working capital covenant for each of the next twelve months and is uncertain whether it will be in compliance with the minimum EBITDA covenant for each quarter for the next twelve months.
The Company has recently accepted a commitment letter from a new lender to refinance the Company’s Bank Credit Facility and has applied for a mortgage from a new lender to refinance amounts due pursuant to the Company’s Note Agreement. The Company expects that both credit facilities should close and fund in early December, upon the completion of due diligence and approval of final loan agreements by the Company’s board of directors and new lenders. Because both credit facilities will be asset based, the Company expects that the underlying loan documents will contain minimal financial covenants with which the Company currently expects to be able to comply. As a result of the anticipated refinancing, the Company will be required to pay a $1.0 million debt extinguishment charge to the lenders under the Bank Credit Facility (the “Lenders”) and approximately a $2.5 million debt extinguishment charge to the noteholders under the Note Agreement (the “Noteholders”). The actual charge under the Note Agreement will vary depending on changes in the U.S. treasury rates.
While the Company has accepted a commitment letter from a new lender to refinance its Bank Credit Facility and has applied for a mortgage to refinance amounts due pursuant to the Company’s Note Agreement, there can be no assurance that the refinancing will be consummated or that the terms of the new loan documents will be acceptable to the Company. If the refinancing is not consummated on terms acceptable to the Company, the Company will be required to seek waivers from the Lenders and Noteholders or search for other financing alternatives. In light of the non-compliance with restrictive covenants as a result of the Company’s performance for the first quarter of fiscal 2008, and the uncertainty relating to the Company’s ability to comply with covenants and warranties during future periods, amounts due pursuant to the Note Agreement as of September 27, 2007 are classified as “Current Maturities of Long-term Debt”.
The Company faces a number of challenges in the future. Specific challenges, among others, include the Company’s sustained losses, intensified competition, the possibility of future non-compliance with the Company’s financing arrangements, the Company successfully completing the aforementioned refinancing efforts and the Company’s ability to achieve the anticipated benefits of the facility consolidation project. The Company faces potential disruptive effects on its business, such as business interruptions that may result from the transfer of production to the new facility. In addition, the Company will continue to face the ongoing challenges of its business such as fluctuating commodity costs, food safety and regulatory issues and the maintenance and growth of its customer base. See the information referenced in Part II, Item 1A — “Risk Factors”.
Total inventories were $122.0 million at September 27, 2007, a decrease of $12.2 million, or 9.1%, from the balance at June 28, 2007, and a decrease of $20.4 million, or 14.3%, from the balance at September 28, 2006. The decrease from June 28, 2007 to September 28, 2007 is due primarily to the seasonality of purchasing nuts at harvest time. The decrease from September 28, 2006 to September 27, 2007 is primarily due to decreases in the quantities on hand of almonds due to the Company discontinuing purchasing almonds directly from growers. Net accounts receivable were $42.3 million at September 27, 2007, an increase of $5.7 million, or 15.6%, from the balance at June 28, 2007, and an increase of $0.8 million, or 1.9%, from the balance at September 28, 2006. The increase from June 28, 2007 to September 27, 2007 is due to higher monthly sales in September 2007 than in June 2007 due to the seasonality of the business. The slight increase from September 28, 2006 to September 27, 2007 is due primarily to higher sales in September 2007 than September 2006. Accounts receivable allowances were $3.9 million at September 27, 2007, an increase of $0.7 million from the amount at June 28, 2007 and a decrease of $1.3 million from the amount at September 28, 2006. The primary reason for the increase in accounts receivable allowances from June 28, 2007 is due to the seasonality of the business. The primary reason for the decrease from September 28, 2006 is due to the Company’s efforts to accelerate its process to resolve customer deductions.
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
Prior to acquiring the New Site, the Company and certain related party partnerships entered into a Development Agreement (the “Development Agreement”) with the City of Elgin, Illinois (the “City”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a termination agreement with the City whereby the Development Agreement was terminated and the Company and the City became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC acquired title to the Original Site by quitclaim deed, and JBSS Properties LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers, and although there can be no assurances, expects a sale to be consummated in the second or third quarter of fiscal 2008. A portion of the Original Site contains an office building (which the Company began renting during the third quarter of fiscal 2007) that will not be included in the planned sale. The planned sale meets the criteria of an “Asset Held for Sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” and is presented as a current asset in the balance sheet as of September 27, 2007. The Company’s costs under the Development Agreement were $6.8 million as of September 27, 2007, June 28, 2007 and September 28, 2006, $5.6 million of which is recorded as “Asset Held for Sale” and $1.2 million of which is recorded as “Rental Investment Property” as of September 27, 2007 and June 28, 2007. The entire $6.8 million was recorded as “Other Assets” as of September 28, 2006. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value is required.
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
RESULTS OF OPERATIONS
Net Sales
Net sales decreased to $132.8 million for the first quarter of fiscal 2008 from $133.8 million for the first quarter of fiscal 2007, a decrease of $1.0 million, or 0.7%. Sales volume, measured as pounds shipped, decreased by 6.3% for the same time period. Net sales, measured in dollars and sales volume, increased in the Company’s consumer and food service distribution channels and decreased in the Company’s industrial, export and contract packaging distribution channels. The average net sales price per pound increased in all distribution channels.
The following table shows a comparison of sales by distribution channel (dollars in thousands):

	Quarter Ended
	September 27,	September 28,
	2007	2006
Distribution Channel
Consumer	$68,211	$64,062
Industrial	28,476	31,353
Food Service	17,492	15,685
Contract Packaging	11,008	11,147
Export	7,621	11,546
Total	$132,808	$133,793
The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
	September 27,	September 28,
	2007	2006
Product Type
Peanuts	20.6%	20.4%
Pecans	22.8	21.8
Cashews & Mixed Nuts	20.2	21.9
Walnuts	13.2	12.0
Almonds	12.6	13.7
Other	10.6	10.2
Total	100.0%	100.0%

Net sales in the consumer distribution channel increased by 6.5% in dollars and 4.0% in volume in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Private label consumer sales volume increased by 5.6% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to new business. This increase was partially offset by decreases in sales to other major customers. Fisher brand sales volume decreased by 7.3% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to lower baking nut sales to a major customer.
The Company’s costs to acquire raw peanuts are expected to increase at least 25% in fiscal 2008. The cost increases are due to a combination of factors, including, (i) prices to peanut farmers were increased to provide incentives for growing peanuts, (ii) the failure of the federal government to extend the storage and handling subsidy for the last year under the 2002 Farm Bill, and (iii) drought conditions in the southeastern United States. The Company is uncertain as to whether these costs increases can be fully passed on to its customers. Initial efforts to raise peanut prices have met with resistance from the Company’s customers. The inability to pass on peanut cost increases to customers, and potential loss of business, would have a negative impact on the Company’s results of operation, financial position and cash flows.
Net sales in the industrial distribution channel decreased by 9.2% in dollars and 14.7% in sales volume in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The sales volume decrease is due almost entirely to an increase in sales of raw peanuts to other peanut processors that occurred in the first quarter of fiscal 2008 over the first quarter of fiscal 2007 and a decrease in almond sales due to the Company’s discontinuance of its almond handling operation. The Company’s discontinuance of its almond handling operation will negatively affect net sales in the industrial distribution channel for the remainder of fiscal 2008. Since tree nut costs stabilized in the 2006 crop year, industrial customers are using nuts in products that should be introduced in the future. Consequently, sales volume to industrial customers should improve in the remainder of fiscal 2008.
Net sales in the food service distribution channel increased by 11.5% in dollars and 7.5% in volume in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Consistent sales volume increases were experienced at all major customers in the food service distribution channel.
Net sales in the contract packaging distribution channel decreased by 1.2% in dollars and 15.7% in volume in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily due to certain sales that occurred during the first quarter of fiscal 2007 that were subsequently discontinued.
Net sales in the export distribution channel decreased by 34.0% in dollars and 39.0% in volume in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Significant volume decreases were experienced in almond, walnut and pecan sales. Almond sales declined due to the discontinuance of the Company’s almond handling operation. The export market is the principal market for almond by-products. The Company’s discontinuance of its almond handling operation will negatively affect net sales in the export distribution channel for the remainder of fiscal 2008. Walnut and pecan sales declined primarily due to the tight supply of walnuts and the Company consciously delaying certain sales until the actual nut costs can be ascertained.
Gross Profit
Gross profit for the first quarter of fiscal 2008 increased 103.5% to $11.6 million from $5.7 million for the first quarter of fiscal 2007. Gross margin increased to 8.8% of net sales for the first quarter of fiscal 2008 from 4.3% for the first quarter of fiscal 2007. The increase in gross margin was due largely to low or negative margins on almond sales and almond reserves established during the first quarter of fiscal 2007.
The $11.6 million gross profit for the first quarter of fiscal 2008 was negatively affected by the following unusual or infrequent expenses: (i) a $3.1 million increase in unfavorable labor and efficiency variances over the first quarter of fiscal 2007, primarily related to the shut down and start up costs for production lines that were moved from the Company’s old Chicago area facilities to the new Elgin facility; (ii) $1.4 million in estimated redundant manufacturing expenses as production activities occurred at the old Chicago area facilities while the manufacturing spending in the new Elgin facility reflected increased production levels during the quarter; and (iii) $1.5 million in external contractor charges that were related to the acceleration of the equipment move from the old Chicago area facilities to the new Elgin facility. All remaining non-Elgin Chicago-area production is expected to be transferred during fiscal 2008.
Operating Expenses
Selling and administrative expenses for the first quarter of fiscal 2007 decreased to 9.7% of net sales from 11.0% of net sales for the first quarter of fiscal 2007. Selling expenses for the first quarter of fiscal 2008 were $8.2 million, a decrease of $2.6 million, or 24.0%, from the first quarter of fiscal 2007. The decrease is due primarily to a $1.5 million reduction in freight expense due to more customers picking up their orders at the Company’s facilities. In addition,

$0.4 million of expenses were incurred during the first quarter of fiscal 2007 relating to the relocation of the Company’s Chicago area distribution center to the new Elgin facility. Administrative expenses for the first quarter of fiscal 2008 were $4.7 million, an increase of $0.8 million, or 21.9%, from the first quarter of fiscal 2007. The increase is due primarily to a $0.7 million increase in consulting fees related to the Company’s profitability enhancement initiative and the design and implementation of a Sanfilippo Value Added Plan, which will reward plan participants in connection with year-over-year improvement in the Company’s after-tax net operating financial performance in excess of the Company’s annual cost of capital. Also included in operating expenses for the first quarter of fiscal 2007 is a gain of $3.0 million related to real estate sales.
Loss from Operations
Due to the factors discussed above, loss from operations decreased to a loss of $1.3 million, or 0.9% of net sales, for the first quarter of fiscal 2008, from a loss of $5.9 million, or 4.4% of net sales, for the first quarter of fiscal 2007.
Interest Expense
Interest expense for the first quarter of fiscal 2008 increased to $2.7 million from $1.7 million for the first quarter of fiscal 2007. Gross interest cost increased by $0.5 million, as no interest was capitalized during the first quarter of fiscal 2008 compared to $0.6 million during the first quarter of fiscal 2007. Increased short-term debt levels and higher interest rates led to the increase in interest expense for the quarterly comparison.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.0 million for the first quarter of fiscal 2008 compared to $0.1 million for the first quarter of fiscal 2007.
Income Taxes
Income tax benefit was $0.5 million, or 11.3% of loss before income taxes, for the first quarter of fiscal 2008 compared to $2.8 million, or 36.6%, for the first quarter of fiscal 2007.
Net Loss
Net loss was $3.5 million, or $0.33 per common share (basic and diluted), for the first quarter of fiscal 2008, compared to a net loss of $4.8 million, or $0.46 per common share (basic and diluted), for the first quarter of fiscal 2007.
LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund the Company’s current operations, including its facility consolidation project, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those referred to under Part II, Item 1A, “Risk Factors”. The primary sources of cash are results of operations and availability under the Bank Credit Facility.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts the Company sells. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $13.7 million for the first quarter of fiscal 2008 compared to $18.2 million for the first quarter of fiscal 2007. The decrease is due primarily to a $12.2 million decrease in inventories during the first quarter of fiscal 2008 compared to a $22.0 million reduction in inventories during the first quarter of fiscal 2007. The decrease was partially offset by improved operating results, including the effect of the gain related to real estate sales during the first quarter of fiscal 2007, for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.
Plans To Continue as a Going Concern
The Company’s ability to continue as a going concern is dependent on the ability of the Company to return to historic levels of profitability and, in the near term, obtain either funding from new sources or on-going waivers from the Lenders and Noteholders of amounts due pursuant to the Company’s primary financing arrangements. The Company has accepted a commitment letter from a new lender to refinance the Company’s Bank Credit Facility and has applied for a mortgage from a new lender to refinance amounts due pursuant to the Company’s Note Agreement. These proposed new financing arrangements are expected to close in early December 2007 and are subject to the completion of due diligence and approval of final loan agreements by the Company’s board of directors and new lenders. The new financing facilities are expected to contain limited restrictive financial covenants, which the Company currently believes will be attainable. The new financing arrangements, if consummated, should provide the Company with increased flexibility to accomplish its objectives and improve financial performance. The Company expects to incur debt extinguishment charges of approximately $3.5 million as a result of the refinancing.
The extent of the Company’s losses in fiscal 2006 and 2007, the non-compliance with restrictive covenants under its primary financing facilities and uncertainties related to meeting future restrictive covenants under its primary financing facilities raised substantial doubt with respect to the Company’s ability to continue as a going concern. The significant losses incurred for fiscal 2006 and the first half of fiscal 2007 were caused in large part by the decline in the market price for almonds after the 2005 crop was procured. Sales of the 2005 almond crop were completed in November 2006 (the second quarter of fiscal 2007). Almond profit margins returned to normal historical levels in December 2006. The Company no longer purchases almonds directly from growers and discontinued its almond handling operation conducted at its Gustine, California facility during the third quarter of fiscal 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold. While the decline in the market price of the 2005 crop almonds negatively affected the Company’s profitability through the first half of fiscal 2007, the loss incurred during the last half of fiscal 2007 was due primarily to insufficient sales volume and expenses related to the Company’s relocation of its Chicago area operations to its new facility in Elgin, Illinois.
While the Company experienced a loss for the first quarter of fiscal 2008, the magnitude of the loss before income taxes of $4.0 million decreased from the losses experienced in recent quarters. Certain unusual or infrequent expenses incurred during the first quarter of fiscal 2008, including:
•	$3.1 million increase in unfavorable labor and efficiency variances over first quarter of fiscal 2007, which was primarily related to the shut down and start up costs for production lines that were moved from the existing facilities and installed in the new Elgin facility during the quarter;

•	$1.4 million in estimated redundant manufacturing expenses as production activities occurred at the existing Chicago area facilities while the manufacturing spending in the new Elgin facility reflected increased production levels during the quarter; and

•	$1.5 million in external contractor charges that were related to the acceleration of the equipment move from the existing Chicago area facilities to the new Elgin facility.
The Company will continue to incur costs of approximately $1.0 million per month at its old Chicago area locations through fiscal 2008 as production lines are transferred to the new facility in Elgin. The Company expects to complete the move to the new Elgin facility by the end of fiscal 2008.
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
Management further addressed the Company’s ability to continue as a going concern by conducting profitability reviews of all items sold to customers. The Company engaged a profitability enhancement consultant (which was a requirement relating to the waivers received from the Lenders and Noteholders for non-compliance with financial covenants for the third quarter of fiscal 2007) to assist in this process and in the Company’s forecasting procedures. The result of this profitability review led to price increases for many items and the discontinuance of other items.
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

Management believes that the implementation of the initiatives described above should enhance future operating performance; however, the discontinuance of the almond handling operation and the efforts to reduce unprofitable items will likely lead to a decline in net sales, which could negatively impact the Company’s ability to benefit from the facility consolidation project. Virtually all of these sales were significantly unprofitable in fiscal 2006 and nominally profitable in fiscal 2007. The discontinuance of purchasing almonds directly from growers is expected to free up working capital for debt reduction and/or purchases of other nuts that typically deliver a higher gross profit than the gross profit from almonds during the second quarter of fiscal 2008.
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
Financing Arrangements
On July 27, 2006, the Company amended its unsecured prior bank credit facility into the Bank Credit Facility, a secured facility. The Bank Credit Facility provides for $100.0 million in secured borrowings and is comprised of (i) a working capital revolving loan which provides working capital financing of up to $94.3 million in the aggregate, and matures on July 25, 2009, and (ii) $5.7 million for the IDB Letter of Credit maturing on June 1, 2011 to secure the industrial development bonds which financed the construction of a peanut shelling plant in 1987. The Bank Credit Facility also allows for an amendment to increase the total amount of secured borrowings to $125.0 million at the election of the Company, the agent under the facility and one or more of the Lenders under the facility. Borrowings under the Bank Credit Facility accrue interest at a rate, the weighted average of which was 8.79% at September 27, 2007, determined pursuant to a formula based on the agent bank’s reference rate or the Eurodollar rate, as elected by the Company. The level of the applicable interest rate varies depending upon the Company’s quarterly financial performance, as measured by the available borrowing base. As of September 27, 2007, the Company had $24.5 million of available credit under the Bank Credit Facility.
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
In order to finance a portion of the Company’s facility consolidation project and to provide for the Company’s general working capital needs, the Company received $65.0 million pursuant to a note purchase agreement (the “Note Agreement”) entered into on December 16, 2004 with various Noteholders at a 4.67% annual interest rate. Subsequent amendments have raised the annual rate to 5.92%. Additionally, the Company is required to pay an excess leverage fee of up to an additional 1.00% per annum depending upon its leverage ratio and financial performance. The Note Agreement requires semi-annual principal payments of $3.6 million plus interest through December 1, 2014. The Company has the option to prepay amounts outstanding under the Note Agreement. Any such prepayment must be for at least 5% of the outstanding amount at the time of prepayment up to 100%. A prepayment fee would be incurred based on the differential between the interest rate in the Note Agreement and .50% over published U.S. treasury securities having a maturity equal to the remaining average life of the prepaid principal amounts. If a prepayment is made in fiscal 2008, the debt extinguishment charges are estimated to be approximately $2.5 million, assuming no changes in the U.S. treasury securities interest rates. As of September 27, 2007, $54.2 million was outstanding under the Note Agreement.
The terms of the Note Agreement, as amended, include certain restrictive covenants that, among other things, require the Company to maintain certain specified financial ratios, attain minimum quarterly adjusted EBITDA levels of $8.0 million per quarter for fiscal 2008, restrict certain investments, indebtedness and capital expenditures and restrict certain cash dividends, redemptions of capital stock and prepayment of certain indebtedness of the Company. EBITDA is calculated in accordance with provisions under the Note Agreement and may be adjusted for certain items of income and expense, including gains and losses on the sale of assets, pension expense and certain other non-cash expenses. The Noteholders are entitled to require immediate repayment of the Company’s obligations under the Note Agreement in the event the Company defaults on payments required under the Note Agreement, non-

compliance with the financial covenants, or upon the occurrence of certain other defaults by the Company under the Note Agreement (including a default under the Bank Credit Facility).
The Company was not in compliance with the minimum adjusted quarterly EBITDA requirement under the Note Agreement for the first quarter of fiscal 2008, which resulted in a cross-default under the Bank Credit Facility. Also, the Company was not in compliance with the monthly minimum working capital requirement under the Note Agreement and Bank Credit Facility for each of the months in the quarter ended September 27, 2007. The Company received waivers from the Lenders and Noteholders for non-compliance with the EBITDA covenant in the Note Agreement and working capital covenants in the Bank Credit Facility and Note Agreement through and including the first quarter of fiscal 2008. The Company expects that it will be in non-compliance with the minimum working capital covenant for each of the next twelve months and is uncertain whether it will be in compliance with the minimum EBITDA covenant for each quarter for the next twelve months.
The Company entered into a Security Agreement with the Lenders and Noteholders whereby the Company granted collateral interests in certain of the Company’s assets including, but not limited to, accounts receivable, inventories and equipment to the Lenders and Noteholders. The Company also granted liens against the Company’s real property located in Elgin, Illinois and Gustine, California to the Lenders and Noteholders.
On August 6, 2007, the Company notified the Noteholders and the Lenders that it was not in compliance with financial covenants as of and for the quarter ended June 28, 2007. As such, a Sharing Period, as defined in the Intercreditor Agreement among the Company, Noteholders and Lenders (the “Intercreditor Agreement”), commenced on August 6, 2007 and was not waived by the previously mentioned waivers through the first quarter of fiscal 2008. Per the terms of the Intercreditor Agreement, new advances by the Lenders during the Sharing Period are to be repaid from cash collateral receipts prior to pro rata payments to the Lenders and the Noteholders on existing debt outstanding at the commencement of the Sharing Period. As such, cash collateral receipts will continue to be applied by the Collateral Agent, as defined in the Intercreditor Agreement, to the amount outstanding under the Bank Credit Facility provided that the application does not reduce the balance to an amount less than $65.3 million. To the extent that the application of cash collateral receipts would reduce the balance outstanding under the Bank Credit Facility to an amount less than $65.3 million, those receipts will not be applied and will be held in the cash collateral account by the Collateral Agent, who is then required to make pro rata payments to the Lenders and the Noteholders at least once every 20 days. Absent an agreement ending the Sharing Period, any cash collateral held by the Collateral Agent per the foregoing at the open of business currently on November 16, 2007 will be used to make pro rata payments to the Lenders and the Noteholders.
The Company has recently accepted a commitment letter from a new lender to refinance the Company’s Bank Credit Facility and has applied for a mortgage from a new lender to refinance amounts due pursuant to the Company’s Note Agreement. The Company expects that both credit facilities should close and fund in early December, upon the completion of due diligence and approval of final loan agreements by the Company’s board of directors and the new lenders. Because both credit facilities will be asset based, the Company expects that the underlying loan documents will contain minimal financial covenants with which the Company currently expects to be able to comply. As a result of the anticipated refinancing, the Company will be required to pay a $1.0 million debt extinguishment charge to the Lenders and approximately a $2.5 million debt extinguishment charge to the Noteholders. The actual charge under the Note Agreement will vary depending on changes in the U.S. treasury rates.
While the Company has entered into a commitment letter for the refinancing of the Bank Credit Facility and has applied for a mortgage from a new lender to refinance amounts due pursuant to the Company’s Note Agreement, there can be no assurance that the refinancing will be consummated or that the terms of the new loan documents will be acceptable to the Company. If the refinancing is not consummated on terms acceptable to the Company, the Company will be required to seek waivers from the Lenders and Noteholders under the Bank Credit Facility and Note Agreement or search for other financing alternatives. In light of the non-compliance with restrictive covenants as a result of the Company’s performance for the first quarter of fiscal 2008, and the uncertainty relating to the Company’s ability to comply with covenants and warranties during future periods, amounts due pursuant to the Note Agreement as of September 27, 2007 are classified as “Current Maturities of Long-term Debt”.
As of September 27, 2007, the Company had $5.5 million in aggregate principal amount of industrial development bonds outstanding, which was originally used to finance the acquisition, construction and equipping of the Company’s Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit; or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand by the Lenders under the Bank Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $0.3 million in fiscal 2007 to $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. As of September 27, 2007, $14.0 million of the debt obligation was outstanding.
Capital Expenditures
The Company spent $3.3 million on capital expenditures during the first quarter of fiscal 2007 compared to $18.0 million during the first quarter of fiscal 2007. The decrease in capital expenditures is due to the completion of capital expenditures for the facility consolidation project. Additional capital expenditures for fiscal 2008 are estimated to be $5.0 million.
Recent Accounting Pronouncements
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
FORWARD LOOKING STATEMENTS
The statements contained in this filing that are not historical (including statements concerning the Company’s expectations regarding market risk) are “forward looking statements”. These forward looking statements are identified by the use of forward looking words and phrases such as “intends”, “may”, “believes” and “expects”, represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors, including the factors referred to at Part II, Item 1A — “Risk Factors”, that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events which may be subject to circumstances beyond the Company’s control. Consequently, results actually achieved may differ materially from the expected results included in these statements. Among the factors that could cause results to differ materially from current expectations are: (i) if the Company sustains losses, the ability of the Company to continue as a going concern; (ii) a decrease in sales activity for the Company’s products, including a decline in sales to one or more key customers; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and routine bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where the Company is financially responsible for such losses; (v) the Company’s ability to lessen the negative impact of competitive and pricing pressures; (vi) the potential for lost sales or product liability if the Company’s customers lose confidence in the safety of the Company’s products or are harmed as a result of using the Company’s products; (vii) risks and uncertainties regarding the Company’s facility consolidation project; (viii) sustained losses, which would, among other things, negatively impact the Company’s ability to comply with the financial covenants in its amended credit agreements; (ix) the ability of the Company to satisfy its customers’ supply needs; (x) the ability of the Company to retain key personnel; (xi) the potential negative impact of government regulations, including the 2002 Farm Bill and the Public Health Security and Bioterrorism Preparedness and Response Act; (xii) the Company’s ability to do business in emerging markets; (xiii) the Company’s ability to properly measure and maintain its inventory; (xiv) the effect of the group that owns the majority of the Company’s voting securities, including the effect of the agreements pursuant to which such group has pledged a substantial amount of the Company’s securities that they own; and (xv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in its fiscal 2007 annual report on Form 10-K filed with the SEC.
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)) as of September 27, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at the reasonable assurance level due to the material weakness described below that was disclosed in the Company’s Form 10-K for 2007 and that continued to exist at September 27, 2007.
The Company did not maintain effective controls to ensure the completeness and accuracy of financial forecast information communicated within the organization on a timely basis. Specifically, there are insufficient financial forecast controls to ensure accurate forecasts and adequate sharing of information between the accounting, sales and operating departments of the Company to (i) properly assess its ability to comply with future debt covenant requirements, in order to properly classify debt in the balance sheet and provide accurate disclosures regarding debt covenant compliance, or (ii) forecast future cash flows or operating results for long-lived asset impairment assessment or deferred income tax valuation allowance consideration. Additionally, the Company has not established the organizational infrastructure to properly support the financial forecast and forecast monitoring process. This control deficiency resulted in the restatement of the 2006 consolidated financial statements, affecting the classification of long-term debt, valuation allowance associated with state tax net operating loss carryforwards and disclosures relating to the Company’s ability to continue as a going concern. This control deficiency could result in a misstatement of the aforementioned account balances and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness at September 27, 2007.
The Company’s management is in the process of remediating this material weakness through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of its consolidated statements. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.

Remediation Plan for Material Weaknesses
The Company hired a manager of forecasting, planning and analysis reporting to the chief financial officer during the first quarter of fiscal 2008. This person has extensive experience in this area and is now responsible for the development and monitoring of the Company’s forecasting procedures. Outside consultants were utilized in developing the Company’s financial plan for fiscal 2008. Comparison of actual first quarter of fiscal 2008 results with the initial plan revealed a higher degree of accuracy than was experienced in prior years. The Company expects to continue to refine its forecasting procedures to enable the reliance of forecasting procedures in financial and accounting decision making.
Changes in Internal Control over Financial Reporting
As discussed above in “Remediation Plan for Material Weaknesses”, the Company has implemented improvements in its internal control over financial reporting during the quarter ended September 27, 2007. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 27, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2007, which could materially affect the Company’s business, financial condition or future results should be considered. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 28, 2007 during the first quarter of fiscal 2008, with the exception of the following: The Company has expanded its risk factor relating to the payment of its indebtedness to read as follows:
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
In particular, payment obligations related to the Company’s indebtedness may limit its ability to meet its funding needs for operations and interest expenses, to refinance existing debt, to invest in its businesses, support customer growth, obtain credit from suppliers and to respond quickly to economic downturns or industry changes either through internal cash generation or access to capital from outside debt and/or equity issuances. Consequently, the Company’s debt level could have a material adverse effect on the marketability, price and future value of the Company’s equity securities, and may limit the Company’s ability to continue as a going concern.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2007.

JOHN B. SANFILIPPO & SON, INC
By:	/s/ Michael J. Valentine
Michael J. Valentine
Chief Financial Officer and Group President

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Registrant(12)

3.2	Amended and restated Bylaws of Registrant, filed herewith

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

4.3	Limited Waiver and Second Amendment to Note Purchase Agreement (the “Note Agreement”) in the amount of $65 million by the Company with The Prudential Insurance Company of America, Pruco Life Insurance Company, American Skandia Life Assurance Corporation, Prudential Retirement Ceded Business Trust, ING Life Insurance and Annuity Company, Farmers New World Life Insurance Company, Physicians Mutual Insurance Company, Great-West Life & Annuity Insurance Company, The Great-West Life Assurance Company, United of Omaha Life Insurance Company and Jefferson Pilot Financial Insurance Company (collectively the “Noteholders”) dated as of July 25, 2006(18)

4.4	Note in the principal amount of $7,749,166.67 executed by the Company in favor of Prudential Insurance Company of America, dated June 1, 2006(18)

4.5	Note in the principal amount of $1,945,555.56 executed by the Company in favor of Pruco Life Insurance Company, dated June 1, 2006(18)

4.6	Note in the principal amount of $7,980,555.55 executed by the Company in favor of ING Life Insurance and Annuity Company, dated June 1, 2006(18)

4.7	Note in the principal amount of $1,261,777.78 executed by the Company in favor of American Skandia Life Insurance Corporation, dated June 1, 2006(18)

4.8	Note in the principal amount of $3,210,166.67 executed by the Company in favor of Prudential Retirement Insurance and Annuity Company, dated June 1, 2006(18)

4.9	Note in the principal amount of $3,919,444.44 executed by the Company in favor of Farmers New World Life Insurance Company, dated June 1, 2006(18)

4.10	Note in the principal amount of $2,266,666.79 executed by the Company in favor of How & Co., dated June 1, 2006(18)

4.11	Note in the principal amount of $9,444,444.44 executed by the Company in favor of Great-West Life & Annuity Insurance Company, dated June 1, 2006(18)

4.12	Note in the principal amount of $9,444,444.44 executed by the Company in favor of Mac & Co., dated June 1, 2006(18)

4.13	Note in the principal amount of $4,722,222.22 executed by the Company in favor of Jefferson Pilot Financial Insurance Company, dated June 1, 2006(18)

4.14	Note in the principal amount of $9,444,444.44 executed by the Company in favor of United of Omaha Life Insurance Company, dated June 1, 2006(18)

4.15	Limited Waiver and Third Amendment to Note Purchase Agreement by and among the Company and the Noteholders, dated May 31, 2007 and executed June 1, 2007(20)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

Exhibit
Number	Description

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.4	The Registrant’s 1998 Equity Incentive Plan(4)

10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

10.12	Agreement for Purchase and Sale between Matsushita Electric Corporation of America and the Company, dated December 2, 2004(9)

10.13	First Amendment to Purchase and Sale Agreement dated March 2, 2005 by and between Panasonic Corporation of North America (“Panasonic”), f/k/a Matsushita Electric Corporation, and the Company(10)

10.14	Office Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(11)

10.15	Warehouse Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(11)

10.16	The Registrant’s Restated Supplemental Retirement Plan (20)

10.17	Form of Option Grant Agreement under 1998 Equity Incentive Plan(12)

10.18	Termination Agreement dated as of January 11, 2006, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(13)

10.19	Assignment and Assumption Agreement dated March 28, 2006 by and between JBSS Properties LLC and the City of Elgin, Illinois(14)

10.20	Agreement of Purchase and Sale between the Company and Prologis(15)

10.21	Agreement for Purchase of Real Estate and Related Property between the Company and Arthur/Busse Limited Partnership(16)

10.22	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 3001 Malmo Drive, Arlington Heights, Illinois(16)

10.23	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 2299 Busse Road, Elk Grove Village, Illinois(16)

Exhibit
Number	Description

10.24	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 1851 Arthur Avenue, Elk Grove Village, Illinois(16)

10.25	Amended and Restated Agreement by and among the Company, U.S. Bank National Association (“USB”), LaSalle Bank National Association (“LSB”) and ING Capital LLC (“ING”) (collectively, the “Lenders”), dated July 25, 2006(17)

10.26	Line of Credit Note in the principal amount of $45.0 million executed by the Company in favor of USB, dated July 25, 2006(17)

10.27	Line of Credit Note in the principal amount of $35.0 million executed by the Company in favor of LSB, dated July 25, 2006(17)

10.28	Line of Credit Note in the principal amount of $20.0 million executed by the Company in favor of ING, dated July 25, 2006(17)

10.29	Security Agreement by and between the Company and USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(17)

10.30	Mortgage made by the Company related to its Elgin, Illinois property to USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(17)

10.31	Deed of Trust made by the Company related to its Gustine, California property for the benefit of USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(17)

10.32	Trademark License Agreement by and between the Company and USB, in its capacity as Agent for the Lenders and Noteholders, dated July 25, 2006(17)

10.33	Agreement for Purchase of Real Estate and Related Property by and among the Company, as Seller, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Purchasers(18)

10.34	Industrial Building Lease by and between the Company, as Tenant, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Landlord, dated September 20, 2006(18)

10.35	First Amendment to Amended and Restated Agreement by and among the Company and the Lenders, dated May 31, 2007 and executed June 1, 2007(19)

10.36	Sanfilippo Value Added Plan dated October 24, 2007(21)

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-100	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681), as amended by the certificate of amendment filed as an appendix to the Registrant’s 2004 Proxy Statement filed on September 8, 2004.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Amendment No. 2), Registration No. 333-112221, as filed with the Commission on March 10, 2004.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 2, 2004 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2005 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2005 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 29, 2005 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2006 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2006 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2006 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 1, 2007 (Commission File No. 0-19681).

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 24, 2007 (Commission File No. 0-19681).