Form 10-Q
period 2007-12-27
SANFILIPPO JOHN B & SON INC
filed 2008-02-11
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2007
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
(847) 289-1800

(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes      ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
As of February 11, 2008, 8,134,599 shares of the Registrant’s Common Stock, $0.01 par value per share, including 117,900 treasury shares, and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 27, 2007

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Twenty-six Weeks Ended
		December 28,		December 28,
	December 27,	2006	December 27,	2006
	2007	(As revised)	2007	(As revised)
Net sales	$176,990	$177,654	$309,798	$311,447
Cost of sales	153,653	158,326	274,661	286,154

Gross profit	23,337	19,328	35,137	25,293

Operating expenses:
Selling expenses	10,273	11,253	18,497	22,071
Administrative expenses	4,995	4,128	9,666	7,961
Restructuring expenses	1,403	—	1,403	—
Gain related to real estate sales	—	—	—	(3,047)

Total operating expenses	16,671	15,381	29,566	26,985

Income (loss) from operations	6,666	3,947	5,571	(1,692)

Other expense:
Interest expense ($277, $334, $556 and $334 to related parties)	(2,647)	(1,784)	(5,377)	(3,454)
Rental and miscellaneous income (expense), net	67	(37)	52	(96)

Total other expense, net	(2,580)	(1,821)	(5,325)	(3,550)

Income (loss) before income taxes	4,086	2,126	246	(5,242)
Income tax expense (benefit)	569	768	118	(1,932)

Net income (loss)	$3,517	$1,358	$128	$(3,310)
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	97	—	194	—

Net comprehensive income (loss)	$3,614	$1,358	$322	$(3,310)

Basic and diluted earnings (loss) per common share	$0.33	$0.13	$0.01	$(0.31)

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

		June 28,	December 28,
	December 27,	2007	2006
	2007	(As revised)	(As revised)
ASSETS
CURRENT ASSETS:
Cash	$20,127	$2,359	$4,498
Accounts receivable, less allowances of $6,082, $3,159 and $6,530	44,578	36,544	43,627
Inventories	146,649	134,159	165,784
Income taxes receivable	90	6,531	8,690
Deferred income taxes	2,000	2,140	3,022
Prepaid expenses and other current assets	1,736	1,150	1,631
Asset held for sale	5,569	5,569	5,569

TOTAL CURRENT ASSETS	220,749	188,452	232,821

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463	9,463
Buildings	98,923	97,113	76,358
Machinery and equipment	146,361	140,730	129,195
Furniture and leasehold improvements	6,239	6,191	5,439
Vehicles	1,372	2,880	2,880
Construction in progress	5,260	4,487	31,272

	267,618	260,864	254,607
Less: Accumulated depreciation	122,070	117,639	112,241

	145,548	143,225	142,366
Rental investment property, less accumulated depreciation of $2,211, $1,761 and $1,320	27,920	28,370	27,573

TOTAL PROPERTY, PLANT AND EQUIPMENT	173,468	171,595	169,939

Intangible asset — minimum retirement plan liability	—	—	6,197
Cash surrender value of officers’ life insurance and other assets	6,827	6,141	6,361
Development agreement	—	—	1,237
Brand name, less accumulated amortization of $6,712, $6,498 and $6,285	1,208	1,422	1,635

TOTAL ASSETS	$402,252	$367,610	$418,190

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

		June 28,	December 28,
	December 27,	2007	2006
	2007	(As revised)	(As revised)
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$65,283	$73,281	$56,755
Current maturities of long-term debt, including related party debt of $208, $200 and $192	16,848	54,970	58,535
Accounts payable, including related party payables of $276, $361 and $676	60,614	21,264	60,408
Book overdraft	7,898	5,015	11,700
Accrued payroll and related benefits	7,492	6,018	6,060
Accrued workers’ compensation	6,481	6,686	6,082
Accrued restructuring	1,403	—	—
Other accrued expenses	6,568	5,418	5,845

TOTAL CURRENT LIABILITIES	172,587	172,652	205,385

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,754, $13,860 and $13,962	54,257	19,783	20,368
Retirement plan	8,962	9,060	8,318
Deferred income taxes	2,541	2,606	6,667
Other	—	179	404

TOTAL LONG-TERM LIABILITIES	65,760	31,628	35,757

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,134,599, 8,123,349 and 8,115,849 shares issued and outstanding	81	81	81
Capital in excess of par value	100,588	100,335	100,068
Retained earnings	68,277	68,149	78,077
Accumulated other comprehensive loss	(3,863)	(4,057)	—
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	163,905	163,330	177,048

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$402,252	$367,610	$418,190

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Twenty-six Weeks Ended
		December 28,
	December 27,	2006
	2007	(As revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$128	$(3,310)
Depreciation and amortization	8,035	6,678
Gain on disposition of properties	(74)	(3,048)
Deferred income tax expense	75	244
Stock-based compensation expense	175	212
Change in current assets and current liabilities:
Accounts receivable, net	(8,034)	(8,146)
Inventories	(12,490)	(1,394)
Prepaid expenses and other current assets	(586)	617
Accounts payable	39,350	35,598
Accrued expenses	3,822	(279)
Income taxes receivable	6,441	(2,263)
Other operating assets	(1,502)	(1,894)

Net cash provided by operating activities	35,340	23,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,582)	(28,611)
Proceeds from disposition of properties	98	17,453
Cash surrender value of officers’ life insurance	(196)	(276)

Net cash used in investing activities	(8,680)	(11,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	18,814	74,257
Repayments of revolving credit borrowings	(26,812)	(81,843)
Principal payments on long-term debt	(3,855)	(9,919)
Financing obligation with related parties	—	14,300
Increase (decrease) in book overdraft	2,883	(2,601)
Issuance of Common Stock under option plans	72	30
Minority interest distribution	—	(3,545)
Tax benefit of stock options exercised	6	6

Net cash used in financing activities	(8,892)	(9,315)

NET INCREASE IN CASH	17,768	2,266
Cash, beginning of period	2,359	2,232

Cash, end of period	$20,127	$4,498

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	207	1,108
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except where noted and per share data)
Note 1 — Management’s Plans to Continue as a Going Concern
The ability of John B. Sanfilippo & Son, Inc. (the “Company”) to continue as a going concern is dependent on the ability of the Company to return to historic levels of profitability and to meet the restrictive covenants associated with the new financing arrangements in the near term. The Company secured new financing during the third quarter of fiscal 2008 comprised of a revolving credit facility and a mortgage term loan. The new revolving credit facility contains one restrictive financial covenant, which the Company believes will be attainable, however compliance is dependent upon maintaining a certain level of excess availability and achieving a certain fixed charge coverage ratio if the level of excess availability is not met. The ability of the Company to meet the restrictive covenants under the new revolving credit facility could be adversely affected if the Company’s profitability does not improve as a result of its restructuring activities and consolidation of facilities. The mortgage term loan is collateralized by certain real property and fixtures and is subject to a minimum net worth requirement of $110.0 million. The new financing arrangements should provide the Company with increased flexibility to accomplish its objectives and improve future financial performance.
The extent of the Company’s losses in fiscal 2006 and 2007, the non-compliance with restrictive covenants under the previous primary financing facilities, and uncertainty surrounding future profitability with respect to the Company’s ability to meet the restrictive covenants associated with the new financing arrangements in the near term raise substantial doubt with respect to the Company’s ability to continue as a going concern. In order for the Company to continue as a going concern, it must be able to achieve the expected future profitability and the excess availability levels that are in accordance with the restrictive covenants contained in the Company’s new financing arrangements for at least a twelve month period. The significant losses incurred for fiscal 2006 and the first half of fiscal 2007 were caused in large part by the decline in the market price for almonds after the 2005 crop was procured. Sales of the 2005 almond crop were completed in November 2006 (the second quarter of fiscal 2007). Almond profit margins returned to normal historical levels in December 2006. The Company no longer purchases almonds directly from growers and discontinued its almond handling operation conducted at its Gustine, California facility during the third quarter of fiscal 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold. While the decline in the market price of the 2005 crop almonds negatively affected the Company’s profitability through the first half of fiscal 2007, the loss incurred during the last half of fiscal 2007 was due primarily to insufficient sales volume and expenses related to the Company’s relocation of its Chicago area operations to its new facility in Elgin, Illinois.
The Company has returned to slight profitability in fiscal 2008, reporting $0.2 million income before income taxes for the first twenty-six weeks of fiscal 2008 despite certain unusual or infrequent expenses incurred during the first twenty-six weeks of fiscal 2008, including:
•	$6.0 million increase in unfavorable labor and efficiency variances over the first twenty-six weeks of fiscal 2007, which was primarily related to the shut down and start up costs for production lines that were moved from the existing facilities and installed in the new Elgin facility;

•	$2.4 million in estimated redundant manufacturing expenses as production activities occurred at the existing Chicago area facilities while the manufacturing spending in the new Elgin facility reflected increased production levels;

•	$2.0 million in external contractor charges that were related to the acceleration of the equipment move from the existing Chicago area facilities to the new Elgin facility;

•	$1.2 million in restructuring charges related to the discontinuance of the Company’s store-door distribution system, $0.3 million in inventory write-downs related to the discontinuance of low volume sales items and $0.2 million in restructuring charges related to the exit of a leased facility before termination date at a facility no longer utilized by the Company; and

•	$0.9 million in consulting fees related to the Company’s profitability enhancement initiative, the implementation of a new sales analysis system and the design and implementation of a Sanfilippo Value Added Plan, which will reward plan participants in connection with year-over-year improvement in the Company’s after-tax net operating financial performance in excess of the Company’s annual cost of capital.

During the fourth quarter of fiscal 2007, the Company conducted an intensive review of walnut operations at its Gustine, California facility and created an action plan to reduce waste and loss in the shelling operation. This plan, which includes new equipment, is substantially completed. Management has developed and will continue to develop action plans at all facilities to reduce manufacturing expenses. Management has also decided to accelerate the move of its existing equipment at its Chicago area facilities to the new Elgin facility. The Company has ceased operations at two of its three old Chicago area facilities. Activities at the lone remaining facility should be transferred to the Elgin facility by the end of fiscal 2008 versus the original schedule of the end of calendar 2008. While additional costs were incurred during the first half of fiscal 2008, the acceleration is expected to generate net cost savings. The Company also expects to achieve operational efficiencies, once all production is integrated into the new facility.
Management further addressed the Company’s ability to continue as a going concern by conducting profitability reviews of all items sold to customers. The Company engaged a profitability enhancement consultant (which was a requirement relating to the waivers received from the lenders under the Company’s primary financing facilities for non-compliance with financial covenants for the third quarter of fiscal 2007) to assist in this process and in the Company’s forecasting procedures. The result of this profitability review led to price increases for many items and the eventual discontinuance of approximately 1,200 other items, or approximately 30% of the number of items sold by the Company, during the third quarter of fiscal 2008. The Company believes that net sales could decrease approximately $20.0 million as a result of the discontinuance of these items. Also, in the first two months of calendar 2008, the Company terminated approximately 80 people, approximately 5% of its work force, pursuant to an initiative separate from the store-door discontinuance described below. These terminations were possible due to the Company’s initiatives, such as consolidating all Chicago area activities at Elgin and discontinuing 1,200 items. The Company expects to save approximately $4.0 million of payroll and related benefits annually as a result of the work force reduction.
The Company recently decided to terminate its store-door distribution system as a result of its determination that it is no longer profitable to ship products to customers through its store-door distribution system. In connection with the discontinuance of the store-door delivery system, the Company terminated nine employees. The Company has contacted its larger grocery customers who are receiving products through this mode of distribution and requested that products be shipped directly to their distribution centers. Based upon positive customer response, the Company believes that many of these customers will accept this change in distribution, and consequently, the Company anticipates that approximately 50% of the $2.5 million in sales made in calendar 2007 through its store-door distribution system will migrate to other distribution channels. However, there can be no assurances in this regard.
While the initiatives described above are expected to improve efficiencies and generate cost savings, the Company cannot endure further sales volume reductions if it is to return to historical levels of profitability, realize the benefits originally expected from the Company’s new facility and continue as a going concern. The Company is actively developing plans, especially for its Fisher brand, with the intention of increasing sales and gross margin. As a result of these efforts, the Company secured additional private label business that generated over $18 million in sales during the first twenty-six weeks of fiscal 2008 and should generate approximately $25 million in new sales on an annual basis. Other new business opportunities are being pursued across all of the Company’s distribution channels.
Management believes that the implementation of the initiatives described above should enhance future operating performance; however, the discontinuance of the almond handling operation has contributed to a decrease in net sales and the efforts to reduce unprofitable items will likely lead to an additional decline in net sales, which could negatively impact the Company’s ability to benefit from the facility consolidation project.
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
Note 2 — Basis of Presentation
The Company was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2008 are to the fiscal year ending June 26, 2008. References herein to fiscal 2007 are to the fiscal year ended June 28, 2007. References herein to the second quarter of fiscal 2008 are to the quarter ended December 27, 2007. References herein to the first twenty-six weeks of fiscal 2008 are to the twenty-six weeks ended December 27, 2007. References herein to the second quarter of fiscal 2007 are to the quarter ended December 28, 2006. References herein to the first twenty-six weeks of fiscal 2007 are to the twenty-six weeks ended December 28, 2006. The Company’s Note Agreement and Prior Credit Facility, as defined in Note 11, are sometimes collectively referred to “the Company’s previous primary financing facilities” and “the Company’s previous financing arrangements”. The Company’s New Credit Facility and Mortgage Facility, as defined in Note 11, are sometimes collectively referred to “the Company’s new primary financing facilities” and “the Company’s new financing arrangements”.
In the opinion of the Company’s management, the accompanying statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. As is discussed in Note 14, results for prior periods have been revised, resulting in a $438 increase in retained earnings at the end of fiscal 2007. The Company secured new financing during the third quarter of fiscal 2008. The new financing facilities contain limited restrictive financial covenants, which the Company believes will be attainable. The new financing arrangements should provide the Company with increased flexibility to accomplish its objectives and improve financial performance. However, as discussed in Note 1, there is uncertainty regarding the Company’s ability to continue as a going concern.
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
Note 3 — Accounts Receivable
Included in accounts receivable as of December 27, 2007, June 28, 2007 and December 28, 2006 are $2,921, $2,730 and $2,598, respectively, relating to workers’ compensation excess claim recovery.
Note 4 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

	December 27,	June 28,	December 28,
	2007	2007	2006
Raw material and supplies	$82,460	$57,348	$83,875
Work-in-process and finished goods	64,189	76,811	81,909

Inventories	$146,649	$134,159	$165,784

Note 5 — Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on June 29, 2007. There were no material effects associated with the implementation of FIN 48. As of June 29, 2007, unrecognized tax benefits and accrued interest and penalties were not material. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit)/expense caption in the statement of operations. The Company files income tax returns with federal and state tax authorities within the United States of America. The Internal Revenue Service is currently auditing the Company’s tax returns for fiscal 2003 and fiscal 2004. The Illinois Department of Revenue is currently auditing the Company’s tax returns for fiscal 2003, fiscal 2004 and fiscal 2005. No other tax jurisdictions are material to the Company.
As of December 27, 2007, there have been no material changes to the amount of unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will significantly change in the future.
The Company recorded tax expense of $118, or 48.0% of income before income taxes, for the twenty-six weeks ended December 27, 2007 and $569, or 13.9% of income before income taxes, for the quarter ended December 27, 2007. The Company has no ability to carry back losses to prior years, since losses were experienced for fiscal 2006 and fiscal 2007. To the extent future losses arise, the potential benefit for the remaining twenty-six weeks of fiscal 2008 is limited to the extent that deferred tax liabilities exceeded deferred tax assets. As of December 27, 2007, the Company has a valuation allowance of approximately $2.1 million.
Since the accuracy of the Company’s forecasting procedures is identified as a material weakness in its control environment, the Company is unable to make a reliable estimate of its effective tax rate for the year. The actual tax rate for the year-to-date period represents the most appropriate estimate at this time. The quarterly income tax rate reflects the tax benefit associated with a portion of the first quarter loss that could previously not be recorded as a tax benefit as a result of recording an income tax provision based on year to date actual results.

Note 6 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

			For the Twenty-six Weeks
	For the Quarter Ended		Ended
	December 27,	December 28,	December 27,	December 28,
	2007	2006	2007	2006
Weighted average shares outstanding — basic	10,609,798	10,591,955	10,606,419	10,591,790
Effect of dilutive securities:
Stock options	23,988	47,361	29,396	—

Weighted average shares outstanding — diluted	10,633,786	10,639,316	10,635,815	10,591,790

379,125 stock options with a weighted average exercise price of $12.76 were excluded from the computation of diluted earnings per share for the quarter and twenty-six weeks ended December 27, 2007, due to the exercise price exceeding the average market price of the Common Stock. 262,625 stock options with a weighted average exercise price of $15.88 were excluded from the computation of diluted earnings per share for the quarter ended December 28, 2006, due to the exercise price exceeding the average market price of the Common Stock. 376,440 stock options with a weighted average exercise price of $12.97 were excluded from the diluted earnings per share computation for the twenty-six weeks ended December 28, 2006 due to the net loss for the period.
Note 7 — Stock-Based Compensation
At the Company’s annual meeting of stockholders on October 28, 1998, the Company’s stockholders approved a new stock option plan (the “1998 Equity Incentive Plan”) under which non-qualified options and stock-based awards may be made. There are 700,000 shares of common stock authorized for issuance to certain key employees and “outside directors” (i.e., directors who are not employees of the Company or any of its subsidiaries). The exercise price of the options will be determined by the Board of Directors as set forth in the 1998 Equity Incentive Plan. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant, with the exception of non-qualified stock options, which can have an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Through fiscal 2007 all of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Effective fiscal 2008, all option grants are non-qualified awards. On December 27, 2007, there were 26,000 options available for distribution under this plan. Option exercises are satisfied through the issuance of new shares of Common Stock.

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
Options	Shares	Exercise Price	Term	(in thousands)
Outstanding at June 28, 2007	353,690	$12.99
Activity:
Granted	150,000	7.97
Exercised	(11,250)	6.40
Forfeited	(17,000)	15.99

Outstanding at December 27, 2007	475,440	$11.46	6.93	$119

Exercisable at December 27, 2007	238,690	$12.71	5.10	$119

The weighted average grant date fair value of stock options granted during the first twenty-six weeks of fiscal years 2008 and 2007 was $4.46 and $5.19, respectively. The total intrinsic value of options exercised during the first twenty-six weeks of fiscal 2008 and fiscal 2007 was $16 and $21, respectively.
Compensation expense attributable to stock-based compensation during the first twenty-six weeks of fiscal years 2008 and 2007 was $175 and $212, respectively. As of December 27, 2007, there was $1,147 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The Company expects to recognize that cost over a weighted average period of 1.42 years.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Twenty-six Weeks Ended
	December 27,	December 28,
	2007	2006
Weighted average expected stock-price volatility	54.29%	54.00%
Average risk-free rate	3.71%	4.57%
Average dividend yield	0.00%	0.00%
Weighted average expected option life (in years)	6.25	5.78
Forfeiture percentage	5.00%	5.00%
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

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 27,	December 28,	December 27,	December 28,
	2007	2006	2007	2006
Service cost	$34	$66	$69	$131
Interest cost	144	163	288	326
Amortization of prior service cost	239	239	478	479
Amortization of gain	(90)	(76)	(180)	(153)

Net periodic benefit cost	$327	$392	$655	$783

Note 9 — Distribution Channel and Product Type Sales Mix
The Company operates in a single reportable segment through which it sells various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 27,	December 28,	December 27,	December 28,
Distribution Channel	2007	2006	2007	2006
Consumer	$104,686	$102,922	$172,896	$166,984
Industrial	26,250	31,293	54,727	62,646
Food Service	17,317	15,193	34,807	30,878
Contract Packaging	11,450	11,730	22,459	22,877
Export	17,287	16,516	24,909	28,062

Total	$176,990	$177,654	$309,798	$311,447

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 27,	December 28,	December 27,	December 28,
Product Type	2007	2006	2007	2006
Peanuts	16.4%	16.4%	18.2%	18.3%
Pecans	27.5	29.0	25.5	26.2
Cashews & Mixed Nuts	21.2	20.4	21.1	21.3
Walnuts	16.4	15.2	15.0	14.0
Almonds	9.4	10.3	10.8	11.9
Other	9.1	8.7	9.4	8.3

Total	100.0%	100.0%	100.0%	100.0%

Note 10 — Comprehensive Income
The Company accounts for comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income”. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The only component of comprehensive income and accumulated other comprehensive income for the Company relates to the recognition of the funded status of Company’s SERP as of June 28, 2007, with the adoption of SFAS 158 and the amortization on benefit plan costs during fiscal 2008.
Note 11 — Credit Facilities
The Company’s previous primary financing arrangements included a long-term financing facility (the “Note Agreement”) and a revolving bank credit facility (the “Prior Credit Facility”). During the second quarter of fiscal 2008, and during the portion of the third quarter of fiscal 2008 that the previous financing arrangements were in effect, the Company was not in compliance with certain covenants contained in each of the Note Agreement and Prior Credit Facility.
On February 7, 2008, the Company entered into a Credit Agreement with a new bank group (the “Credit Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “New Credit Facility”). The New Credit Facility is secured by substantially all assets of the Company other than real property and fixtures. Also on February 7, 2008, the Company entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing the Company with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Mortgage Facility is secured by mortgages on the Company’s owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The Elgin real property includes an original site (the “Original Site”) that was purchased prior to the Company’s purchase of the site that was developed as the Company’s primary processing plant and headquarters. At the time that the Company entered into the New Credit Facility and Mortgage Facility, the Company terminated its Prior Credit Facility and prepaid all amounts due pursuant to the Note Agreement. As a result of the refinancing, the Company was required to pay a $1.0 million debt extinguishment charge to the lenders under the Prior Credit Facility, pay a $5.2 million debt extinguishment charge to the noteholders under the Note Agreement and write off the $0.5 million in remaining unamortized balance of fees related to the Prior Credit Facility and Note Agreement. These charges will be recorded in the third quarter of fiscal 2008.
The New Credit Facility matures on February 7, 2013. At the election of the Company, borrowings under the New Credit Facility accrue interest at a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from (0.50%) to 0.00% or a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $2.0 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. The terms of the New Credit Facility contain covenants that require the Company to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). In the event that loan availability under the Borrowing Base Calculation falls below $15.0 million, the Company will be required to maintain a specified fixed charge coverage ratio, tested on a quarterly basis. The New Credit Facility does not include a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Credit Lenders are entitled to require immediate repayment of the Company’s obligations under the New Credit Facility in the event of default on the payments required under the New Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by the Company under the New Credit Facility (including a default under the Mortgage Facility).
The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. Such interest rate may be reset by the Mortgage Lender on March 1, 2018 (the “Tranche A Reset Date”). Monthly principal payments in the amount of $200 commence on June 1, 2008. Tranche B under the Mortgage Facility accrues interest at a floating rate of one month LIBOR plus 5.50% per annum, payable monthly. The margin on such floating rate may be reset by the Mortgage Lender on March 1, 2010 and every two years thereafter (each, a “Tranche B Reset Date”); provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on and after March 1, 2016. Monthly principal payments in the amount of $50 commence on June 1, 2008.
On the Tranche A Reset Date and each Tranche B Reset Date, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. With respect to Tranche A, if the Company does not accept the reset rate, Tranche A will become due and payable on the Tranche A Reset Date, without prepayment penalty. With respect to Tranche B, if the Company does not accept the reset rate, Tranche B will be due and payable on the Tranche B Reset Date, without prepayment penalty. There can be no assurances that the reset interest rates for each of Tranche A and Tranche B will be acceptable to the Company or on commercially reasonable terms. If the reset interest rate for either Tranche A or Tranche B is unacceptable to the Company or on commercially unreasonable terms and the Company (i) does not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Rate, as applicable, or (ii) is unable to refinance amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Rate, as applicable, on terms more favorable than the reset interest rates, then such reset interest rates could have a material adverse affect on the Company’s financial condition, results of operations and financial results.
The terms of the Mortgage Facility contain covenants that require the Company to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. In the event that the Original Site is sold pursuant to a sales contract that is currently pending, the Company will be required to deposit the gross proceeds into an interest-bearing escrow with the Mortgage Lender. As of January 1, 2009, the Mortgage Lender has the right to either (i) apply all or a portion of such proceeds to prepay the outstanding balance of Tranche B, with the excess, if any, and accrued interest going to the Company or (ii) retain such proceeds and all accrued interest for such additional period as it deems prudent. The Mortgage Facility does not include a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of the Company’s obligations under the Mortgage Facility in the event the Company defaults in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by the Company under the Mortgage Facility. Since the Company believes that it will be in compliance with the restrictive covenants under the Mortgage Facility for the foreseeable future, $34.6 million has been classified as long-term debt as of December 27, 2007. This amount represents scheduled payments due under Tranche A beyond twelve months of December 27, 2007,
Note 12 — Interest Cost
The following is a breakout of interest cost:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 27,	December 28,	December 27,	December 28,
	2007	2006	2007	2006
Gross interest cost	$2,647	$2,254	$5,377	$4,494
Capitalized interest	—	(470)	—	(1,040)

Interest expense	$2,647	$1,784	$5,377	$3,454

Note 13 — Restructuring and Related Charges
On January 22, 2008 and February 1, 2008, the Company announced two separate restructuring initiatives to reduce operating costs by eliminating underperforming products and reduce the number of employees required now that the facility consolidation project is nearing completion. The initiatives focused on three primary areas:
Sales Profitability Review
The Company recently completed a sales profitability review and sales prices were increased to the extent feasible with respect to underperforming products. The non-acceptance of price increases by certain customers and the Company’s elimination of low volume items led the Company’s discontinuance of approximately 1,200 of the Company’s current items. The Company’s annual sales are expected to decrease as a result of this initiative; however overall profitability is expected to increase. An adjustment of $250 to cost of goods sold was recorded in the second quarter of fiscal 2008 to adjust inventories to net realizable value for those items on hand that will be affected by these restructuring initiatives. The Company has reduced its total number of employees by approximately 80 as a result of these restructuring initiatives, which will result in approximately $400 of one-time severance expense to be recorded in the third quarter of fiscal 2008.
Elimination of Store-Door Delivery System
The Company distributed its products to approximately 300 convenience stores, supermarkets and other retail customer locations through its store-door delivery system. Under this system, the Company used a fleet of step-vans to market and distribute nuts, snacks and candy directly to retail customers on a store-by-store basis. Store-door delivery sales were $2.5 million for calendar 2007 and have declined annually in recent years as fewer customers required this type of service. The Company no longer distributes products using the store-door delivery system effective January 22, 2008. The Company expects that a significant portion of these sales will migrate to other distribution methods used by the Company, although there can be no assurances in this regard. In connection with the discontinuance of the store-door delivery system, the Company terminated nine employees. The store-door discontinuance has required the Company to recognize a total estimated cost of $1,280 during the second quarter of fiscal 2008, $1,200 of which relates to the estimated cost to withdraw from a multiemployer pension plan for the step-van drivers, which is subject to final determination, $30 of which relates to severance for the unionized route drivers and $50 of which relates to accelerating depreciation for step-vans. Additional charges of approximately $200 are anticipated for the third quarter of fiscal 2008 related to the termination of step-van leases and the acceleration of depreciation through the date the step-vans were no longer utilized.
Facility Consolidation Project
The Company has virtually completed the consolidation of all its Chicago area facilities into the new Elgin facility. This consolidation has allowed the Company to eliminate redundant costs by being able to operate at a single facility. Due to the accelerated consolidation, the Company will cease the use of and vacate two temporarily leased facilities before the lease termination date. The Company will vacate its remaining Elk Grove Village facility by the end of fiscal 2008 and will record a lease termination charge of less than $100 during the third or fourth quarter of fiscal 2008. In addition, the Company has ceased using its Arlington Heights facility and has recorded a lease termination charge of $173 during the second quarter of fiscal 2008.
The following restructuring expenses were incurred in the second quarter 2008 or are estimated to be recognized during the third quarter of fiscal 2008:

	Actual	Estimated
	Quarter Ended	Quarter Ending
	December 27,	March 27,
	2007	2008
Restructuring:
Multiemployer pension withdrawal	$1,200	$

Severance	30	400
Lease termination	173	183

Total	$1,403	$583

The total accrued as of December 27, 2007 was comprised of the following components:

December 27,
Category	2007
Severance	30
Multiemployer pension withdrawal	1,200
Lease termination	173

Total	$1,403

The severance accruals are expected to be fully paid in the third quarter of 2008. The multiemployer obligation, which is based on the previous estimate calculate by the plan, will be subject to final determination with the union and may not be settled until sometime during fiscal year 2009. Lease termination obligations are expected to be fully settled by December 31, 2008.
Note 14 — Revision of Prior Year Annual and Interim Financial Statements
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which outlines the approach registrants should use to quantify misstatements in financial statements. SAB 108 changed practice by requiring registrants to use a combination of two approaches, the “rollover” approach, which quantifies a misstatement by focusing on the income statement impact, and the “iron curtain” approach, which quantifies a misstatement based on the effects of correcting the period end balance sheet. SAB 108 requires registrants to adjust their financial statements if the new approach results in a conclusion that an error is material. If the misstatement that exists after recording the adjustment in the current year financial statements is material (considering all relevant quantitative and qualitative factors), the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. SAB 108 was effective for fiscal years ending after November 15, 2006 and it was adopted by the Company for the year ended June 28, 2007.
During the second quarter of fiscal 2008, the Company identified a misstatement in its accrued liabilities for real estate taxes. This misstatement began during the first quarter of fiscal 2007 and has increased each quarter through the first quarter of fiscal 2008. The Company has evaluated the effects of this misstatement on prior periods’ consolidated financial statements with the guidance provided by SAB 108 and concluded that the misstatement was immaterial both quantitatively and qualitatively considering Staff Accounting Bulletin No. 99, Materiality for all quarterly reporting periods for fiscal 2007 and the first quarter of 2008. However, the Company considered the effects of correcting this misstatement on our interim and forecasted annual results of operations for the period ending December 27, 2007 and the year ending June 26, 2008, respectively, and concluded that the impact on these periods could potentially be material. Accordingly, the Company believes it is appropriate to apply the guidance of SAB 108 and revise the previously issued 2007 interim and annual financial statements and first quarter 2008 interim financial statements to reflect the correction of the misstatement. A $438 adjustment has been reflected in these financial statements to increase retained earnings (and related stockholders’ equity) as of June 29, 2007, the beginning of fiscal 2008.
The comparative period revised interim and annual financial statements will be included in the Company’s future filings during fiscal year 2008, as permitted by SAB 108. The impact of the misstatement discussed above to the previously reported interim and annual periods is as follows:
Statement of Operations — Quarter Ended September 28, 2006

	(As reported)	(As revised)
Cost of sales	$128,070	$127,828
Gross profit	5,723	5,965
(Loss) from operations	(5,881)	(5,639)
(Loss) before income taxes	(7,610)	(7,368)
Income tax (benefit)	(2,789)	(2,700)
Net (loss)	(4,821)	(4,668)
Basic and diluted (loss) per common share	$(0.46)	$(0.44)

Statement of Operations — Quarter and Twenty-six Weeks Ended December 28, 2006

	Quarter		Twenty-six Weeks
	(As reported)	(As revised)	(As reported)	(As revised)
Cost of sales	$158,516	$158,326	286,586	286,154
Gross profit	19,138	19,328	24,861	25,293
Income (loss) from operations	3,757	3,947	(2,124)	(1,692)
Income (loss) before income taxes	1,936	2,126	(5,674)	(5,242)
Income tax expense (benefit)	700	768	(2,089)	(1,932)
Net income (loss)	1,236	1,358	$(3,585)	$(3,310)

Basic and diluted income (loss) per common share	$0.12	$0.13	$(0.34)	$(0.31)
Statement of Operations — Quarter and Thirty-nine Weeks Ended March 29, 2007

	Quarter		Thirty-nine Weeks
	(As reported)	(As revised)	(As reported)	(As revised)
Cost of sales	$101,043	$100,954	387,629	387,108
Gross profit	5,966	6,055	30,827	31,348
(Loss) from operations	(6,121)	(6,032)	(8,245)	(7,724)
(Loss) before income taxes	(9,512)	(9,423)	(15,186)	(14,665)
Income tax (benefit)	(3,330)	(3,299)	(5,419)	(5,231)
Net (loss)	(6,182)	(6,124)	$(9,767)	$(9,434)

Basic and diluted (loss) per common share	$(0.58)	$(0.58)	$(0.92)	$(0.89)
Statement of Operations — Year Ended June 28, 2007

	(As reported)	(As revised)
Cost of sales	$500,247	$499,569
Gross profit	41,131	41,809
(Loss) from operations	(11,279)	(10,601)
(Loss) before income taxes	(21,255)	(20,577)
Income tax (benefit)	(7,579)	(7,339)
Net (loss)	(13,676)	(13,238)
Basic and diluted (loss) per common share	$(1.29)	$(1.25)
Statement of Operations — Quarter Ended September 27, 2007

	(As reported)	(As revised)
Cost of sales	$121,164	$121,008
Gross profit	11,644	11,800
(Loss) from operations	(1,251)	(1,095)
(Loss) before income taxes	(3,996)	(3,840)
Net (loss)	(3,545)	(3,389)
Net comprehensive (loss)	(3,448)	(3,292)
Basic and diluted (loss) per common share	$(0.33)	$(0.31)

Balance Sheet — September 28, 2006

	(As reported)	(As revised)
Income taxes receivable	$9,136	$9,047
Total current assets	200,256	200,167
Total assets	382,161	382,072
Other accrued expenses	7,190	6,948
Total current liabilities	171,534	171,292
Retained earnings	76,566	76,719
Total stockholders’ equity	175,406	175,559
Total liabilities and stockholders’ equity	$382,161	$382,072
Balance Sheet — December 28, 2006

	(As reported)	(As revised)
Income taxes receivable	$8,847	$8,690
Total current assets	232,978	232,821
Total assets	418,347	418,190
Other accrued expenses	6,277	5,845
Total current liabilities	205,817	205,385
Retained earnings	77,802	78,077
Total stockholders’ equity	176,773	177,048
Total liabilities and stockholders’ equity	$418,347	$418,190
Balance Sheet — March 29, 2007

	(As reported)	(As revised)
Income taxes receivable	$4,891	$4,703
Total current assets	217,899	217,711
Total assets	404,415	404,227
Other accrued expenses	6,826	6,305
Total current liabilities	198,977	198,456
Retained earnings	71,620	71,953
Total stockholders’ equity	170,742	171,075
Total liabilities and stockholders’ equity	$404,415	$404,227
Balance Sheet — June 28, 2007

	(As reported)	(As revised)
Income taxes receivable	$6,771	$6,531
Total current assets	188,692	188,452
Total assets	367,850	367,610
Other accrued expenses	6,096	5,418
Total current liabilities	173,330	172,652
Retained earnings	67,711	68,149
Total stockholders’ equity	162,892	163,330
Total liabilities and stockholders’ equity	$367,850	$367,610

Balance Sheet — September 27, 2007

	(As reported)	(As revised)
Income taxes receivable	$7,028	$6,788
Total current assets	189,563	189,323
Total assets	368,936	368,696
Other accrued expenses	8,542	7,708
Total current liabilities	178,694	177,860
Retained earnings	64,166	64,760
Total stockholders’ equity	159,597	160,191
Total liabilities and stockholders’ equity	$368,936	$368,696
Statement of Cash Flows — Quarter Ended September 28, 2006
	(As reported)	(As revised)
Net loss	$(4,821)	$(4,668)
Change in current assets and liabilities:
Accrued expenses	132	(110)
Income taxes receivable	(2,709)	(2,620)
Statement of Cash Flows — Twenty-six Weeks Ended December 28, 2006
	(As reported)	(As revised)
Net loss	$(3,585)	$(3,310)
Change in current assets and liabilities:
Accrued expenses	153	(279)
Income taxes receivable	(2,420)	(2,263)
Statement of Cash Flows — Thirty-nine-six Weeks Ended March 29, 2007
	(As reported)	(As revised)
Net loss	$(9,767)	$(9,434)
Change in current assets and liabilities:
Accrued expenses	(70)	(591)
Income taxes receivable	1,536	1,724
Statement of Cash Flows — Year Ended June 28, 2007
	(As reported)	(As revised)
Net loss	$(13,676)	$(13,238)
Change in current assets and liabilities:
Accrued expenses	534	(144)
Income taxes receivable	(344)	(104)
Statement of Cash Flows — Quarter Ended September 27, 2007
	(As reported)	(As revised)
Net loss	$(3,545)	$(3,389)
Change in current assets and liabilities:
Accrued expenses	1,860	1,704

Note 15 — Commitments and Contingencies
The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.
Note 16 — Recent Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. These new standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2008 are to the fiscal year ending June 26, 2008. References herein to fiscal 2007 are to the fiscal year ended June 28, 2007. References herein to the second quarter of fiscal 2008 are to the quarter ended December 27, 2007. References herein to the second quarter of fiscal 2007 are to the quarter ended December 28, 2006. References herein to the first twenty-six weeks of fiscal 2008 are to the twenty-six weeks ended December 27, 2007. References herein to the first twenty-six weeks of fiscal 2007 are to the twenty-six weeks ended December 28, 2006. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. The Company’s Note Agreement and Prior Credit Facility, as defined below, are sometimes collectively referred to as “the Company’s previous primary financing facilities” and “the Company’s previous financing arrangements”. The Company’s New Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to “the Company’s new primary financing facilities” and “the Company’s new financing arrangements”.
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
The Company maintains a vertically integrated nut processing operation for pecans, walnuts and peanuts that allows the Company to control every step of the process, including procurement from growers, shelling, processing, packing and marketing. For example, by purchasing nuts directly from growers, processing the nuts and then marketing the end products to customers, the Company is able to capture profit margins on the original purchase of the nuts. In the past, the Company’s vertically integrated business model has worked to its advantage. Vertical integration, however, can under certain circumstances result in poor earnings or losses. For example, during fiscal 2006, before the Company discontinued its purchases of almonds directly from growers and its almond handling operation, (i) the Company purchased an excess supply of nuts, such as almonds, directly from growers, (ii) subsequent to the Company’s purchases from growers, the market for certain nuts, such as almonds, declined, which impaired the Company’s ability to profit from its purchases and (iii) as a result of an overall increase in the price of nuts, consumption of nuts and nut products decreased. The combination of these three factors, among others, contributed to the Company’s losses in fiscal 2006 and limited the Company’s ability to profit from its vertically integrated business model. The losses experienced due to the declining market price of almonds continued through the first half of fiscal 2007 when the almonds purchased in fiscal 2006 were finally depleted. The risks associated with vertical integration that contributed to the Company’s negative margins for almond sales also exist, to varying degrees, for other nut types that the Company shells. Accordingly, since the Company is a vertically integrated sheller, processor and seller of nuts and nut products, the effects of changing market prices can never be eliminated.
The Company’s costs to acquire raw peanuts have increased over 30% in fiscal 2008. The cost increases are due to a combination of factors, including, (i) prices to peanut farmers were increased to provide incentives for growing peanuts, (ii) the failure of the federal government to extend the storage and handling subsidy for the last year under the 2002 Farm Bill, and (iii) drought conditions in the southeastern United States. For the second quarter of fiscal 2008, the Company’s peanut sales decreased by approximately 12% in terms of shipped pounds compared to the second quarter of fiscal 2007, but have remained relatively constant in terms of dollars. While the Company’s overall volume was negatively impacted by the increase in peanut prices, sufficient volume was maintained to improve the Company’s profitability.
The Company reported net income of $3.5 million for the second quarter of fiscal 2008 and net income of $0.1 million for the twenty-six weeks ended December 27, 2007. This profitability was attained despite certain unusual or infrequent expenses incurred during the first twenty-six weeks of fiscal 2008, including:
•	$6.0 million increase in unfavorable labor and efficiency variances over the first twenty-six weeks of fiscal 2007, which was primarily related to the shut down and start up costs for production lines that were moved from the existing facilities and installed in the new Elgin facility;

•	$2.4 million in estimated redundant manufacturing expenses as production activities occurred at the existing Chicago area facilities while the manufacturing spending in the new Elgin facility reflected increased production levels;

•	$2.0 million in external contractor charges that were related to the acceleration of the equipment move from the existing Chicago area facilities to the new Elgin facility;

•	$1.2 million in restructuring charges related to the discontinuance of the Company’s store-door distribution system, $0.3 million in inventory write-downs related to the discontinuance of low volume sales items and $0.2 million in restructuring charges related to the exit of a leased facility before termination date at a facility no longer utilized by the Company; and

•	$0.9 million in consulting fees related to the Company’s profitability enhancement initiative, the implementation of a new sales analysis system and the design and implementation of a Sanfilippo Value Added Plan, which will reward plan participants in connection with year-over-year improvement in the Company’s after-tax net operating financial performance in excess of the Company’s annual cost of capital.
Net sales were $177.0 million for the second quarter of fiscal 2008, a decrease of $0.7 million, or 0.4%, as compared to the second quarter of fiscal 2007. Total pounds shipped decreased by 6.7% for the same time period. Net sales were $309.8 million for the first twenty-six weeks of fiscal 2008, a decrease of $1.6 million, or 0.5%, as compared to the first twenty-six weeks of fiscal 2007. Total pounds shipped decreased by 6.5% for the same time period. The decrease in volume, for both the quarterly and twenty-six week periods, is due primarily to (i) the reluctance of certain customers to accept price increases; (ii) lower almond sales as the Company no longer processes almonds purchased directly from growers; and (iii) certain one-time business that occurred during the second quarter of fiscal 2007. Sales volume is expected to decline in the future as the Company plans to eliminate 1,200 sales items that are not sold in large enough quantities to be profitable, resulting in an expected decrease in net sales of approximately $20.0 million annually.
Gross profit improved to $23.3 million for the second quarter of fiscal 2008 from $19.3 million for the second quarter of fiscal 2007, due largely to price increases. This increase was achieved despite the following unusual or infrequent expenses: (i) a $2.9 million increase in unfavorable labor and efficiency variances over the second quarter of fiscal 2007, primarily related to the shut down and start up costs for production lines that were moved from the Company’s old Chicago area facilities to the new Elgin facility; (ii) $1.0 million in estimated redundant manufacturing expenses as production activities occurred at the old Chicago area facilities while the manufacturing spending in the new Elgin facility reflected increased production levels during the quarter; (iii) $0.5 million in external contractor charges that were related to the acceleration of the equipment move from the old Chicago area facilities to the new Elgin facility; and (iv) $0.3 million for inventory write downs related to the items that will be eliminated in the third quarter. Similarly, gross profit improved to $35.1 million for the first twenty-six weeks of fiscal 2008 from $25.3 million for the first twenty-six weeks of fiscal 2007. This increase was achieved despite the unusual or infrequent expenses which are detailed above. The Company closed two of the three existing Chicago area facilities in the second quarter of fiscal 2008 with the remaining facility to close in the third quarter of fiscal 2008.
Total operating expenses increased to $16.7 million for the second quarter of fiscal 2008 from $15.4 million for the second quarter of fiscal 2007. Restructuring expenses of $1.4 million were recorded during the second quarter of fiscal 2008, $1.2 million of which related to the discontinuance of the Company’s store-door distribution system and $0.2 million related to the exit of a leased facility before termination date at a facility no longer utilized by the Company.
The Company recently decided to terminate its store-door distribution system as a result of its determination that it is no longer profitable to ship products to customers through its store-door distribution system. In connection with the discontinuance of the store-door delivery system, the Company terminated nine employees. The Company has contacted its larger grocery customers who are receiving products through this mode of distribution and requested that products be shipped directly to their distribution centers. Based upon positive customer response, the Company believes that many of these customers will accept this change in distribution, and consequently, the Company anticipates that approximately 50% of the $2.5 million in sales made in calendar 2007 through its store-door distribution system will migrate to other distribution channels. However, there can be no assurances in this regard.
Pursuant to a separate initiative, in the first two months of calendar 2008, the Company terminated approximately 80 people, approximately 5% of its work force. These terminations were possible due to the Company’s initiatives, such as consolidating all Chicago area activities at Elgin and discontinuing 1,200 items. The Company expects to recognize approximately $0.4 million of severance during the third quarter of fiscal 2008 and to save approximately $4.0 million of payroll and related benefits annually as a result of the work force reduction.
The Company’s previous primary financing arrangements included a long-term financing facility (the “Note Agreement”) and a revolving bank credit facility (the “Prior Credit Facility”). The Company was not in compliance with certain covenants contained in the Note Agreement and Prior Credit Facility. As a result of such noncompliance, the Company chose not to reduce its amount outstanding under the Prior Credit Facility for the entire second quarter of fiscal 2008, which contributed to the Company having $20.1 million of cash at December 27, 2007.
On February 7, 2008, the Company entered into a Credit Agreement with a new bank group (the “Credit Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “New Credit Facility”). The New Credit Facility is secured by substantially all assets of the Company other than real property and fixtures. Also on February 7, 2008, the Company entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing the Company with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Mortgage Facility is secured by mortgages on the Company’s owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The Elgin real property includes an original site (the “Original Site”) that was purchased prior to the Company’s purchase of the site that was developed as the Company’s primary processing plant and headquarters. At the time that the Company entered into the New Credit Facility and Mortgage Facility, the Company terminated its Prior Credit Facility and prepaid all amounts due pursuant to the Note Agreement. As a result of the refinancing, the Company was required to pay a $1.0 million debt extinguishment charge to the lenders under the Prior Credit Facility, pay a $5.2 million debt extinguishment charge to the noteholders under the Note Agreement and write off the $0.5 million in remaining unamortized balance of fees related to the Prior Credit Facility and Note Agreement.
The Company faces a number of challenges in the future. Specific challenges, among others, include increasing the Company’s profitability in light of anticipated decreases in net sales, intensified competition, and the Company’s ability to achieve the anticipated benefits of the facility consolidation project. The Company faces potential disruptive effects on its business, such as business interruptions that may result from the transfer of production to the new facility. In addition, the Company will continue to face the ongoing challenges of its business such as fluctuating commodity costs, food safety and regulatory issues and the maintenance and growth of its customer base. See the information referenced in Part II, Item 1A — “Risk Factors”.
Total inventories were $146.6 million at December 27, 2007, an increase of $12.5 million, or 9.3%, from the balance at June 28, 2007, and a decrease of $19.1 million, or 11.5%, from the balance at December 28, 2006. The increase from June 28, 2007 to December 28, 2007 is due primarily to the seasonality of purchasing nuts at harvest time. The decrease from December 28, 2006 to December 27, 2007 is primarily due to decreases in the cost and quantities on hand of pecans. Net accounts receivable were $44.6 million at December 27, 2007, an increase of $8.0 million, or 22.0%, from the balance at June 28, 2007, and an increase of $1.0 million, or 2.2%, from the balance at December 28, 2006. The increase from June 28, 2007 to December 27, 2007 is due to higher monthly sales in December 2007 than in June 2007 due to the seasonality of the business. The slight increase from December 28, 2006 to December 27, 2007 is due primarily to changes in the composition of the accounts receivable balances. Accounts receivable allowances were $6.1 million at December 27, 2007, an increase of $2.9 million from the amount at June 28, 2007 and a decrease of $0.4 million from the amount at December 28, 2006. The primary reason for the increase in accounts receivable allowances from June 28, 2007 is due to the seasonality of the business. The primary reason for the decrease from December 28, 2006 is due to the Company’s efforts to accelerate its process to resolve customer deductions.
As previously disclosed, the Company is undertaking a facility consolidation project as a means of expanding its production capacity and enhancing the efficiency of its operations. As part of the facility consolidation project, on April 15, 2005, the Company closed on the $48.0 million purchase of a site in Elgin, Illinois (the “New Site”). The New Site includes both an office building and a warehouse. The Company is leasing 41.5% of the office building back to the seller for a three year period (ending April 2008), with options for an additional seven years. The seller did not exercise its option to renew its lease. Accordingly, the Company is currently attempting to find replacement tenant(s) for the space rented by the seller. After April 2008, until replacement tenant(s) are found, that portion of the office building currently rented by the seller will become vacant and the Company will not receive the benefit of rental income associated with such space. Approximately 60% of the office building has been leased to third parties; however, further capital expenditures may be necessary to lease the remaining space, including the space currently rented by the seller of the New Site. The 653,302 square foot warehouse was expanded to slightly over 1,000,000 square feet during fiscal 2006 and was modified to serve as the Company’s principal processing and distribution facility and the Company’s headquarters. The Company transferred its primary Chicago area distribution facility from a leased location to the New Site in July 2006. Processing operations began at the New Site in the second quarter of fiscal 2007, with operations moving from the existing Chicago area locations, and new equipment installed, beginning in the second quarter of fiscal 2007 and expected to continue through the third quarter of fiscal 2008. The Company’s headquarters was relocated to the New Site in February 2007.
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
The Company performed an analysis of its existing assets at its Chicago locations, and based on this analysis identified those assets which will be transferred to the New Site and those that will not. For those assets which are not expected to be transferred to the New Site, the remaining depreciation period has been reduced to reflect the Company’s estimate of the useful lives of these assets. In addition to the assets being transferred, new machinery and equipment will also be installed at the New Site. The Company currently anticipates that operations will be fully integrated into the New Site by the end of fiscal 2008. Total remaining expenditures for the facility consolidation project are not expected to be significant. However, several uncertainties exist, such as those referred to under Part II, Item 1A, “Risk Factors”.
Prior to acquiring the New Site, the Company and certain related party partnerships entered into a Development Agreement (the “Development Agreement”) with the City of Elgin, Illinois (the “City”) for the development and purchase of the Original Site. The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a termination agreement with the City whereby the Development Agreement was terminated and the Company and the City became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC acquired title to the Original Site by quitclaim deed, and JBSS Properties LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers, and has entered into a sales contract with a potential buyer. Although the Company expects a sale to be consummated in the next twelve months, there can be no assurances that the Original Site will be sold during such time frame. A portion of the Original Site contains an office building (which the Company began renting during the third quarter of fiscal 2007) that will not be included in the planned sale. The planned sale meets the criteria of an “Asset Held for Sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and is presented as a current asset in the balance sheet as of December 27, 2007. The Company’s costs under the Development Agreement were $6.8 million as of December 27, 2007, June 28, 2007 and December 28, 2006, $5.6 million of which is recorded as “Asset Held for Sale” at December 27, 2007, June 28, 2007 and December 28, 2006, and $1.2 million of which is recorded as “Rental Investment Property” as of December 27, 2007 and June 28, 2007 and as “Other Assets” as of December 28, 2006. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value is required.
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

RESULTS OF OPERATIONS
Net Sales
Net sales decreased slightly to $177.0 million for the second quarter of fiscal 2008 from $177.7 million for the second quarter of fiscal 2007, a decrease of $0.7 million, or 0.4%. Sales volume, measured as pounds shipped, decreased by 6.7% for the same time period. Net sales, measured in dollars and sales volume, increased in the Company’s food service and export distribution channels and decreased in the Company’s industrial and contract packaging distribution channels. Net sales in the Company’s consumer distribution channel increased in dollars but decreased in sales volume. The average net sales price per pound increased in all distribution channels except for export, which showed a large increase in low price items such as inshell walnuts.
The Company’s costs to acquire raw peanuts have increased over 30% in fiscal 2008. The cost increases are due to a combination of factors, including, (i) prices to peanut farmers were increased to provide incentives for growing peanuts, (ii) the failure of the federal government to extend the storage and handling subsidy for the last year under the 2002 Farm Bill, and (iii) drought conditions in the southeastern United States. For the second quarter of fiscal 2008, the Company’s peanut sales decreased by approximately 12% in terms of shipped pounds compared to the second quarter of fiscal 2007, but have remained relatively constant in terms of dollars. While the Company’s overall volume was negatively impacted by the increase in peanut prices, sufficient volume was maintained to improve the Company’s profitability.
The Company recently decided to terminate its store-door distribution system as a result of its determination that it is no longer profitable to ship products to customers through its store-door distribution system. In connection with the discontinuance of the store-door delivery system, the Company terminated nine employees. The Company has contacted its larger grocery customers who are receiving products through this mode of distribution and requested that products be shipped directly to their distribution centers. Based upon positive customer response, the Company believes that many of these customers will accept this change in distribution, and consequently, the Company anticipates that approximately 50% of the $2.5 million in sales made in calendar 2007 through its store-door distribution system will migrate to other distribution channels. However, there can be no assurances in this regard.
Net sales decreased slightly to $309.8 million for the first twenty-six weeks of fiscal 2008 from $311.4 million for the first twenty-six weeks of fiscal 2007, a decrease of $1.6 million, or 0.5%. Sales volume, measured as pounds shipped, decreased by 6.5% for the same time period. Net sales, measured in dollars and sales volume, increased in the Company’s food service distribution channel and decreased in the Company’s industrial, contract packaging and export distribution channels. Net sales in the Company’s consumer distribution channel increased in dollars but decreased in sales volume. As was the case in the quarterly comparison, the average net sales price per pound increased in all distribution channels except for export.
The following table shows a comparison of sales by distribution channel (dollars in thousands):

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 27,	December 28,	December 27,	December 28,
Distribution Channel	2007	2006	2007	2006
Consumer	$104,686	$102,922	$172,896	$166,984
Industrial	26,250	31,293	54,727	62,646
Food Service	17,317	15,193	34,807	30,878
Contract Packaging	11,450	11,730	22,459	22,877
Export	17,287	16,516	24,909	28,062

Total	$176,990	$177,654	$309,798	$311,447

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 27,	December 28,	December 27,	December 28,
Product Type	2007	2006	2007	2006
Peanuts	16.4%	16.4%	18.2%	18.3%
Pecans	27.5	29.0	25.5	26.2
Cashews & Mixed Nuts	21.2	20.4	21.1	21.3
Walnuts	16.4	15.2	15.0	14.0
Almonds	9.4	10.3	10.8	11.9
Other	9.1	8.7	9.4	8.3

Total	100.0%	100.0%	100.0%	100.0%

Net sales in the consumer distribution channel increased by 1.7% in dollars but decreased 6.6% in volume in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Net sales in the consumer distribution channel increased by 3.5% in dollars but decreased 2.2% in volume for the first twenty-six weeks of fiscal 2008 compared to the first twenty-six weeks of fiscal 2007. Private label consumer sales volume decreased by 0.3% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 due to the loss of business at existing customers who would not accept price increases, offset by new business. Private label consumer sales volume increased by 2.2%, however, for the first twenty-six weeks of fiscal 2008 compared to the first twenty-six weeks of fiscal 2007 as the loss of business at existing customers who would not accept price increases occurred primarily during the second quarter of fiscal 2008. Fisher brand sales volume decreased by 23.8% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 and 17.6% for the first twenty-six weeks of fiscal 2008 compared to the first twenty-six weeks of fiscal 2007 due primarily to a $3.4 million and $4.1 million reduction in walnut baking nut sales to a major customer for the quarterly and twenty-six week periods, respectively.
Net sales in the industrial distribution channel decreased by 16.1% in dollars and 22.2% in sales volume in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Net sales in the industrial distribution channel decreased by 12.6% in dollars and 18.6% in sales volume for the first twenty-six weeks of fiscal 2008 compared to the first twenty-six weeks of fiscal 2007. The sales volume decrease, for both the quarterly and twenty-six week periods, is due almost entirely to a decrease in sales of raw peanuts to other peanut processors that occurred in fiscal 2008 over fiscal 2007 and a decrease in almond sales due to the Company’s discontinuance of its almond handling operation. The Company’s discontinuance of its almond handling operation will negatively affect net sales in the industrial distribution channel for the remainder of fiscal 2008. Since tree nut costs stabilized in the 2006 crop year, industrial customers are using nuts in products that should be introduced in the future. Consequently, sales volume to industrial customers should improve in the remainder of fiscal 2008.
Net sales in the food service distribution channel increased by 14.0% in dollars and 2.8% in volume in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Net sales in the food service distribution channel increased by 12.7% in dollars and 5.1% in volume for the first twenty-six weeks of fiscal 2008 compared to the first twenty-six weeks of fiscal 2007. Consistent sales volume increases were experienced at all major customers in the food service distribution channel.
Net sales in the contract packaging distribution channel decreased by 2.4% in dollars and 14.0% in volume in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Net sales in the contract packaging distribution channel decreased by 1.8% in dollars and 14.9% in volume for the first twenty-six weeks of fiscal 2008 compared to the first twenty-six weeks of fiscal 2007. The decrease, for both the quarterly and twenty-six week periods, is primarily due to certain sales that occurred during fiscal 2007 that were subsequently discontinued.
Net sales in the export distribution channel increased by 4.7% in dollars and 27.1% in volume in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Net sales in the export distribution channel decreased by 11.2% in dollars and 1.5% in volume for the first twenty-six weeks of fiscal 2008 compared to the first twenty-six weeks of fiscal 2007. The quarterly increase in volume is due primarily to higher sales of inshell walnuts as the Company made a conscious effort to accelerate the timing of these sales in fiscal 2008. The twenty-six week decrease is due primarily to volume decreases in almond and pecan sales. Almond sales declined due to the discontinuance of the Company’s almond handling operation. The export market is the principal market for almond by-products. The Company’s discontinuance of its almond handling operation will negatively affect net sales in the export distribution channel for the remainder of fiscal 2008. Pecan sales declined primarily due to the Company consciously delaying certain sales until the actual nut costs can be ascertained.
Gross Profit
Gross profit for the second quarter of fiscal 2008 increased 20.7% to $23.3 million from $19.3 million for the second quarter of fiscal 2007. Gross margin increased to 13.2% of net sales for the second quarter of fiscal 2008 from 10.9% for the second quarter of fiscal 2007. Gross profit for the first twenty-six weeks of fiscal 2008 increased 38.9% to $35.1 million from $25.3 million for the first twenty-six weeks of fiscal 2007. Gross margin increased to 11.3% of net sales for the first twenty-six weeks of fiscal 2008 from 8.1% for the first twenty-six weeks of fiscal 2007.
Gross profit improved to $23.3 million for the second quarter of fiscal 2008 from $19.3 million for the second quarter of fiscal 2007, due largely to price increases. This increase was achieved despite the following unusual or infrequent expenses: (i) a $2.9 million increase in unfavorable labor and efficiency variances over the second quarter of fiscal 2007, primarily related to the shut down and start up costs for production lines that were moved from the Company’s old Chicago area facilities to the new Elgin facility; (ii) $1.0 million in estimated redundant manufacturing expenses as production activities occurred at the old Chicago area facilities while the manufacturing spending in the new Elgin facility reflected increased production levels during the quarter; (iii) $0.5 million in external contractor charges that were related to the acceleration of the equipment move from the old Chicago area facilities to the new Elgin facility; and (iv) $0.3 million for inventory write downs related to the items that will be eliminated in the third quarter. Similarly, gross profit improved to $35.1 million for the first twenty-six weeks of fiscal 2008 from $25.3 million for the first twenty-six weeks of fiscal 2007. This increase was achieved despite the unusual or infrequent expenses which are detailed above. The Company closed two of the three existing Chicago area facilities in the second quarter of fiscal 2008 with the remaining facility to close in the third quarter of fiscal 2008.
Operating Expenses
Selling and administrative expenses for the second quarter of fiscal 2008 decreased slightly to 8.6% of net sales from 8.7% of net sales for the second quarter of fiscal 2007. Selling expenses for the second quarter of fiscal 2008 were $10.3 million, a decrease of $1.0 million, or 8.7%, from the second quarter of fiscal 2007. The decrease is due primarily to a $0.4 million reduction in freight expense due to more customers picking up their orders at the Company’s facilities and a $0.3 million reduction in broker commissions. Selling expenses for the first twenty-six weeks of fiscal 2008 were $18.5 million, a decrease of $3.6 million, or 16.2%, from the first twenty-six weeks of fiscal 2007. The decrease is due primarily to a $1.9 million reduction in freight expense due to more customers picking up their orders at the Company’s facilities, a $0.4 million reduction in broker commissions and $0.4 million of expenses incurred during the first quarter of fiscal 2007 relating to the relocation of the Company’s Chicago area distribution center to the new Elgin facility. Administrative expenses for the second quarter of fiscal 2008 were $5.0 million, an increase of $0.9 million, or 21.0%, from the second quarter of fiscal 2007. This increase is due primarily to a $0.3 million increase in salaries and a $0.6 million increase in incentive compensation related to the implementation of a Sanfilippo Value Added Plan, which will reward plan participants in connection with year-over-year improvement in the Company’s after-tax net operating financial performance in excess of the Company’s annual cost of capital. Administrative expenses for the first twenty-six weeks of fiscal 2008 were $9.7 million, an increase of $1.7 million, or 21.4%, from the first twenty-six weeks of fiscal 2007. This increase is due primarily to a $0.9 million increase in consulting fees related to the Company’s profitability enhancement initiative and the design and implementation of the Sanfilippo Value Added Plan, a $0.5 million increase in salaries and a $0.6 million increase in incentive compensation related to the Sanfilippo Value Added Plan. Also included in operating expenses for both the second quarter of fiscal 2008 and the first twenty-six weeks of fiscal 2008 are restructuring expenses of $1.4 million, $1.2 million of which related to the discontinuance of the Company’s store-door distribution system and $0.2 million related to the exit of a leased facility before termination date at a facility no longer utilized by the Company. Also included in operating expenses for the first twenty-six weeks of fiscal 2007 is a gain of $3.0 million related to real estate sales.
Income (Loss) from Operations
Due to the factors discussed above, income from operations increased to $6.7 million, or 3.8% of net sales, for the second quarter of fiscal 2008, from $3.9 million, or 2.2% of net sales, for the second quarter of fiscal 2007. Due to the factors discussed above, income from operations increased to $5.6 million, or 1.8% of net sales, for the first twenty-six weeks of fiscal 2008, from a loss from operations of $1.7 million, or (0.5%) of net sales, for the first twenty-six weeks of fiscal 2007.
Interest Expense
Interest expense for the second quarter of fiscal 2008 increased to $2.6 million from $1.8 million for the second quarter of fiscal 2007. Gross interest cost increased by $0.4 million, as no interest was capitalized during the second quarter of fiscal 2008 compared to $0.5 million during the second quarter of fiscal 2007. The increase in gross interest cost was due primarily to (i) higher interest rates and (ii) the Company not lowering the amount outstanding under the Prior Credit Facility due to the Sharing Period. Consequently, the Company’s cash was $20.1 million at December 27, 2007.
Interest expense for the first twenty-six weeks of fiscal 2008 increased to $5.4 million from $3.5 million for the first twenty-six weeks of fiscal 2007. Gross interest cost increased by $0.9 million, as no interest was capitalized during the first twenty-six weeks of fiscal 2008 compared to $1.0 million during the first twenty-six weeks of fiscal 2007. The increase in gross interest cost was due to the same factors as for the quarterly comparison.
Rental and Miscellaneous Income (Expense), Net
Net rental and miscellaneous income was $0.1 million for the second quarter of fiscal 2008 compared to expense of $0.0 million for the second quarter of fiscal 2007. Net rental and miscellaneous income was $0.1 million for the first twenty-six weeks of fiscal 2008 compared to expense of $0.1 million for the first twenty-six weeks of fiscal 2007.
Income Tax Expense (Benefit)
Income tax expense was $0.6 million, or 13.9% of income before income taxes, for the second quarter of fiscal 2008 compared to $0.8 million, or 36.1%, for the second quarter of fiscal 2007. Income tax expense was $0.1 million, or 48.0% of income before income taxes, for the first twenty-six weeks of fiscal 2008 compared to an income tax benefit of $1.9 million, or 36.9%, for the first twenty-six weeks of fiscal 2007. The Company has no ability to carry back losses to prior years, since losses were experienced for fiscal 2006 and fiscal 2007. To the extent future losses arise, the potential benefit for the remaining twenty-six weeks of fiscal 2008 is limited to the extent that deferred tax liabilities exceeded deferred tax assets. As of December 27, 2007, the Company has a valuation allowance of approximately $2.1 million.
Net Income (Loss)
Net income was $3.5 million, or $0.33 per common share (basic and diluted), for the second quarter of fiscal 2008, compared to $1.4 million, or $0.13 per common share (basic and diluted), for the second quarter of fiscal 2007. Net income was $0.1 million, or $0.01 per common share (basic and diluted), for the first twenty-six weeks of fiscal 2008, compared to a net loss of $3.3 million, or ($0.31) per common share (basic and diluted), for the first twenty-six weeks of fiscal 2007.
LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund the Company’s current operations, including its facility consolidation project, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those referred to under Part II, Item 1A, “Risk Factors”. The primary sources of cash are results of operations and availability under the Company’s New Credit Facility.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts the Company sells. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $35.3 million for the first twenty-six weeks of fiscal 2008 compared to $23.0 million for the first twenty-six weeks of fiscal 2007. The increase is due primarily due to improved operating results.
Plans To Continue as a Going Concern
The ability of the Company to continue as a going concern is dependent on the ability of the Company to return to historic levels of profitability and to meet the restrictive covenants associated with the new financing arrangements in the near term. The Company secured new financing during the third quarter of fiscal 2008 comprised of a revolving credit facility and a mortgage term loan. The new revolving credit facility contains one restrictive financial covenant, which the Company believes will be attainable, however compliance is dependent upon maintaining a certain level of excess availability and achieving a certain fixed charge coverage ratio if the level of excess availability is not met. The ability of the Company to meet the restrictive covenants under the new revolving credit facility could be adversely affected if the Company’s profitability does not improve as a result of its restructuring activities and consolidation of facilities. The mortgage term loan is collateralized by certain real property and fixtures and is subject to a minimum net worth requirement of $110.0 million. The new financing arrangements should provide the Company with increased flexibility to accomplish its objectives and improve future financial performance.

The extent of the Company’s losses in fiscal 2006 and 2007, the non-compliance with restrictive covenants under the previous primary financing facilities, and uncertainty surrounding future profitability with respect to the Company’s ability to meet the restrictive covenants associated with the new financing arrangements in the near term raise substantial doubt with respect to the Company’s ability to continue as a going concern. In order for the Company to continue as a going concern, it must be able to achieve the expected future profitability and the excess availability levels that are in accordance with the restrictive covenants contained in the Company’s new financing arrangements for at least a twelve month period. The significant losses incurred for fiscal 2006 and the first half of fiscal 2007 were caused in large part by the decline in the market price for almonds after the 2005 crop was procured. Sales of the 2005 almond crop were completed in November 2006 (the second quarter of fiscal 2007). Almond profit margins returned to normal historical levels in December 2006. The Company no longer purchases almonds directly from growers and discontinued its almond handling operation conducted at its Gustine, California facility during the third quarter of fiscal 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold. While the decline in the market price of the 2005 crop almonds negatively affected the Company’s profitability through the first half of fiscal 2007, the loss incurred during the last half of fiscal 2007 was due primarily to insufficient sales volume and expenses related to the Company’s relocation of its Chicago area operations to its new facility in Elgin, Illinois.
The Company has returned to slight profitability in fiscal 2008, reporting $0.2 million income before income taxes for the first twenty-six weeks of fiscal 2008 despite certain unusual or infrequent expenses incurred during the first twenty-six weeks of fiscal 2008, including:
•	$6.0 million increase in unfavorable labor and efficiency variances over the first twenty-six weeks of fiscal 2007, which was primarily related to the shut down and start up costs for production lines that were moved from the existing facilities and installed in the new Elgin facility;

•	$2.4 million in estimated redundant manufacturing expenses as production activities occurred at the existing Chicago area facilities while the manufacturing spending in the new Elgin facility reflected increased production levels;

•	$2.0 million in external contractor charges that were related to the acceleration of the equipment move from the existing Chicago area facilities to the new Elgin facility;

•	$1.2 million in restructuring charges related to the discontinuance of the Company’s store-door distribution system, $0.3 million in inventory write-downs related to the discontinuance of low volume sales items and $0.2 million in restructuring charges related to the exit of a leased facility before termination date at a facility no longer utilized by the Company; and

•	$0.9 million in consulting fees related to the Company’s profitability enhancement initiative, the implementation of a new sales analysis system and the design and implementation of a Sanfilippo Value Added Plan, which will reward plan participants in connection with year-over-year improvement in the Company’s after-tax net operating financial performance in excess of the Company’s annual cost of capital.
During the fourth quarter of fiscal 2007, the Company conducted an intensive review of walnut operations at its Gustine, California facility and created an action plan to reduce waste and loss in the shelling operation. This plan, which includes new equipment, is substantially completed. Management has developed and will continue to develop action plans at all facilities to reduce manufacturing expenses. Management has also decided to accelerate the move of its existing equipment at its Chicago area facilities to the new Elgin facility. The Company has ceased operations at two of its three old Chicago area facilities. Activities at the lone remaining facility should be transferred to the Elgin facility by the end of fiscal 2008 versus the original schedule of the end of calendar 2008. While additional costs were incurred during the first half of fiscal 2008, the acceleration is expected to generate net cost savings. The Company also expects to achieve operational efficiencies, once all production is integrated into the new facility.
Management further addressed the Company’s ability to continue as a going concern by conducting profitability reviews of all items sold to customers. The Company engaged a profitability enhancement consultant (which was a requirement relating to the waivers received from the lenders under the Company’s primary financing facilities for non-compliance with financial covenants for the third quarter of fiscal 2007) to assist in this process and in the

Company’s forecasting procedures. The result of this profitability review led to price increases for many items and the eventual discontinuance of approximately 1,200 other items, or approximately 30% of the number of items sold by the Company, during the third quarter of fiscal 2008. The Company believes that net sales could decrease approximately $20.0 million as a result of the discontinuance of these items. Also, in the first two months of calendar 2008, the Company terminated approximately 80 people, approximately 5% of its work force, pursuant to an initiative separate from the store-door discontinuance described below. These terminations were possible due to the Company’s initiatives, such as consolidating all Chicago area activities at Elgin and discontinuing 1,200 items. The Company expects to save approximately $4.0 million of payroll and related benefits annually as a result of the work force reduction.
The Company recently decided to terminate its store-door distribution system as a result of its determination that it is no longer profitable to ship products to customers through its store-door distribution system. In connection with the discontinuance of the store-door delivery system, the Company terminated nine employees. The Company has contacted its larger grocery customers who are receiving products through this mode of distribution and requested that products be shipped directly to their distribution centers. Based upon positive customer response, the Company believes that many of these customers will accept this change in distribution, and consequently, the Company anticipates that approximately 50% of the $2.5 million in sales made in calendar 2007 through its store-door distribution system will migrate to other distribution channels. However, there can be no assurances in this regard.
While the initiatives described above are expected to improve efficiencies and generate cost savings, the Company cannot endure further sales volume reductions if it is to return to historical levels of profitability, realize the benefits originally expected from the Company’s new facility and continue as a going concern. The Company is actively developing plans, especially for its Fisher brand, with the intention of increasing sales and gross margin. As a result of these efforts, the Company secured additional private label business that generated over $18 million in sales during the first twenty-six weeks of fiscal 2008 and should generate approximately $25 million in new sales on an annual basis. Other new business opportunities are being pursued across all of the Company’s distribution channels.
Management believes that the implementation of the initiatives described above should enhance future operating performance; however, the discontinuance of the almond handling operation has contributed to a decrease in net sales and the efforts to reduce unprofitable items will likely lead to an additional decline in net sales, which could negatively impact the Company’s ability to benefit from the facility consolidation project.
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
Financing Arrangements
The Company’s previous financing facilities included the Prior Credit Facility and the Note Agreement. The Prior Credit Facility was a secured facility that provided for $100.0 million in secured borrowings and was comprised of (i) a working capital revolving loan which provided working capital financing of up to $94.3 million in the aggregate, and matured on July 25, 2009, and (ii) $5.7 million for the IDB Letter of Credit that matured on June 1, 2011 to secure the industrial development bonds which financed the construction of a peanut shelling plant in 1987. The Prior Credit Facility also allowed for an amendment to increase the total amount of secured borrowings to $125.0 million at the election of the Company, the agent under the facility and one or more of the lenders under the facility. Borrowings under the Prior Credit Facility accrued interest at a rate, the weighted average of which was 8.36% at December 27, 2007, determined pursuant to a formula based on the agent bank’s reference rate or the Eurodollar rate, as elected by the Company. The level of the applicable interest rate varied depending upon the Company’s quarterly financial performance, as measured by the available borrowing base. As of December 27, 2007, the Company had $24.5 million of available credit under the Prior Credit Facility. The terms of the Prior Credit Facility included certain restrictive covenants that, among other things, required the Company to maintain certain specified financial ratios (if the borrowing base is below a designated level). The Company terminated the Prior Credit Facility in February 2008, which required a $1.0 million termination fee.
Pursuant to the Note Agreement entered into in December 2004, the Company received $65.0 million from the noteholders under the Note Agreement. Initially, the Note Agreement provided for a 4.67% annual interest rate. Subsequent amendments raised the annual rate to 5.92%. In addition, the Company was required to pay an excess leverage fee of up to an additional 1.00% per annum depending upon its leverage ratio and financial performance. The Note Agreement required semi-annual principal payments of $3.6 million plus interest through December 1,

2014. The terms of the Note Agreement, as amended, included certain restrictive covenants that, among other things, required the Company to maintain certain specified financial ratios and attain minimum quarterly adjusted EBITDA levels of $8.0 million per quarter for fiscal 2008. In February 2008, the Company prepaid all amounts outstanding under the Note Agreement of $50.6 million. A prepayment fee of $5.2 million was incurred based on the differential between the interest rate in the Note Agreement and .50% over published U.S. treasury securities having a maturity equal to the remaining average life of the prepaid principal amounts. In connection with the previous financing facilities, the Company entered into a Security Agreement with the lenders of the Prior Credit Facility and noteholders under the Note Agreement, whereby the Company granted collateral interests in certain of the Company’s assets including, but not limited to, accounts receivable, inventories and equipment to the lenders of the Prior Credit Facility and noteholders under the Note Agreement. The Company also granted liens against the Company’s real property located in Elgin, Illinois and Gustine, California to the lenders of the Prior Credit Facility and noteholders under the Note Agreement.
During the second quarter of fiscal 2008, and during the portion of the third quarter of fiscal 2008 that the previous financing arrangements were in effect, the Company was not in compliance with certain covenants contained in each of the Note Agreement and Prior Credit Facility. As a result of such noncompliance, the Company chose not to reduce the amount outstanding under the Prior Credit Facility, which contributed to the Company having $20.1 million of cash at December 27, 2007.
On February 7, 2008, the Company entered into a Credit Agreement with a new bank group (the “Credit Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “New Credit Facility”). The New Credit Facility is secured by substantially all assets of the Company other than real property and fixtures. Also on February 7, 2008, the Company entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing the Company with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Mortgage Facility is secured by mortgages on the Company’s owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The Elgin real property includes an original site (the “Original Site”) that was purchased prior to the Company’s purchase of the site that was developed as the Company’s primary processing plant and headquarters. At the time that the Company entered into the New Credit Facility and Mortgage Facility, the Company terminated its Prior Credit Facility and prepaid all amounts due pursuant to the Note Agreement.
The New Credit Facility matures on February 7, 2013. At the election of the Company, borrowings under the New Credit Facility accrue interest at a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from (0.50%) to 0.00% or a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $2.0 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. The terms of the New Credit Facility contain covenants that require the Company to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). In the event that loan availability under the Borrowing Base Calculation falls below $15.0 million, the Company will be required to maintain a specified fixed charge coverage ratio, tested on a quarterly basis. The New Credit Facility does not include a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Credit Lenders are entitled to require immediate repayment of the Company’s obligations under the New Credit Facility in the event of default on the payments required under the New Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by the Company under the New Credit Facility (including a default under the Mortgage Facility).
The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. Such interest rate may be reset by the Mortgage Lender on March 1, 2018 (the “Tranche A Reset Date”). Monthly principal payments in the amount of $0.2 million commence on June 1, 2008. Tranche B under the Mortgage Facility accrues interest at a floating rate of one month LIBOR plus 5.50% per annum, payable monthly. The margin on such floating rate may be reset by the Mortgage Lender on March 1, 2010 and every two years thereafter (each, a “Tranche B Reset Date”); provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on and after March 1, 2016. Monthly principal payments in the amount of $0.05 million commence on June 1, 2008.

On the Tranche A Reset Date and each Tranche B Reset Date, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. With respect to Tranche A, if the Company does not accept the reset rate, Tranche A will become due and payable on the Tranche A Reset Date, without prepayment penalty. With respect to Tranche B, if the Company does not accept the reset rate, Tranche B will be due and payable on the Tranche B Reset Date, without prepayment penalty. There can be no assurances that the reset interest rates for each of Tranche A and Tranche B will be acceptable to the Company or on commercially reasonable terms. If the reset interest rate for either Tranche A or Tranche B is unacceptable to the Company or on commercially unreasonable terms and the Company (i) does not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Rate, as applicable, or (ii) is unable to refinance amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Rate, as applicable, on terms more favorable than the reset interest rates, then such reset interest rates could have a material adverse affect on the Company’s financial condition, results of operations and financial results.
The terms of the Mortgage Facility contain covenants that require the Company to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility does not include a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. In the event that the Original Site is sold pursuant to the sales contract that is currently pending, the Company will be required to deposit the gross proceeds into an interest-bearing escrow with the Mortgage Lender. As of January 1, 2009, the Mortgage Lender has the right to either (i) apply all or a portion of such proceeds to prepay the outstanding balance of Tranche B, with the excess, if any, and accrued interest going to the Company or (ii) retain such proceeds and all accrued interest for such additional period as it deems prudent. The Mortgage Lender is entitled to require immediate repayment of the Company’s obligations under the Mortgage Facility in the event the Company defaults in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by the Company under the Mortgage Facility. Since the Company believes that it will be in compliance with the restrictive covenants under the Mortgage Facility for the foreseeable future, $34.6 million has been classified as long-term debt as of December 27, 2007. This amount represents scheduled payments due under Tranche A beyond twelve months of December 27, 2007,
As of December 27, 2007, the Company had $5.5 million in aggregate principal amount of industrial development bonds (“IDB Bonds”) outstanding, which was originally used to finance the acquisition, construction and equipping of the Company’s Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit held by the lenders of the Prior Credit Facility (the “IDB Letter of Credit”); or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand by the lenders under the Prior Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $0.3 million in fiscal 2007 to $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any. Currently, one of the lenders of the Prior Credit Facility holds the IDB Letter of Credit. In connection with the New Credit Facility, the Company submitted cash collateral to the lenders’ agent for the Prior Credit Facility in the amount of the IDB Letter of Credit, and agreed to move the IDB Letter of Credit to one of the lenders of the New Credit Facility. Once the IDB Letter of Credit is moved to one of the Credit Lenders of the New Credit Facility, the cash collateral held by the lenders’ agent for the Prior Credit Facility will be released and paid to the Credit Lenders for application to the New Credit Facility.
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted similarly to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. As of December 27, 2007, $14.0 million of the debt obligation was outstanding.
Capital Expenditures
The Company spent $8.6 million on capital expenditures during the first twenty-six weeks of fiscal 2008 compared to $28.6 million during the first twenty-six weeks of fiscal 2007. The decrease in capital expenditures is due to the completion of capital expenditures for the facility consolidation project. Additional capital expenditures for fiscal 2008 are estimated to be $2.0 - $3.0 million.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. These new standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on its consolidated financial statements.
FORWARD LOOKING STATEMENTS
The statements contained in this filing that are not historical (including statements concerning the Company’s expectations regarding market risk) are “forward looking statements”. These forward looking statements are identified by the use of forward looking words and phrases such as “intends”, “may”, “believes” and “expects”, and represent the Company’s present expectations or beliefs concerning future events. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. The Company cautions that such statements are qualified by important factors, including the factors referred to at Part II, Item 1A — “Risk Factors”, that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events which may be subject to circumstances beyond the Company’s control. Consequently, results actually achieved may differ materially from the expected results included in these statements. Among the factors that could cause results to differ materially from current expectations are: (i) if the Company sustains losses, the ability of the Company to continue as a going concern; (ii) a decrease in sales activity for the Company’s products, including a decline in sales to one or more key customers; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and routine bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where the Company is financially responsible for such losses; (v) the Company’s ability to lessen the negative impact of competitive and pricing pressures; (vi) the potential for lost sales or product liability if the Company’s customers lose confidence in the safety of the Company’s products or are harmed as a result of using the Company’s products; (vii) risks and uncertainties regarding the Company’s facility consolidation project; (viii) sustained losses, which would have a material adverse effect on the Company; (ix) the ability of the Company to satisfy its customers’ supply needs; (x) the ability of the Company to retain key personnel; (xi) the potential negative impact of government regulations, including the 2002 Farm Bill and the Public Health Security and Bioterrorism Preparedness and Response Act; (xii) the Company’s ability to do business in emerging markets; (xiii) the Company’s ability to properly measure and maintain its inventory; and (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in its fiscal 2007 annual report on Form 10-K filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)) as of December 27, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at the reasonable assurance level due to the material weakness described below that was disclosed in the Company’s Form 10-K for 2007 and that continued to exist at December 27, 2007.
The Company did not maintain effective controls to ensure the completeness and accuracy of financial forecast information communicated within the organization on a timely basis. Specifically, there are insufficient financial forecast controls to ensure accurate forecasts and adequate sharing of information between the accounting, sales and operating departments of the Company to (i) properly assess its ability to comply with future debt covenant requirements, in order to properly classify debt in the balance sheet and provide accurate disclosures regarding debt covenant compliance, or (ii) forecast future cash flows or operating results for long-lived asset impairment assessment or deferred income tax valuation allowance consideration. Additionally, the Company has not established the organizational infrastructure to properly support the financial forecast and forecast monitoring process. This control deficiency resulted in the restatement of the 2006 consolidated financial statements, affecting the classification of long-term debt, valuation allowance associated with state tax net operating loss carryforwards and disclosures relating to the Company’s ability to continue as a going concern. This control deficiency could result in a misstatement of the aforementioned account balances and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness at December 27, 2007.
The Company’s management is in the process of remediating this material weakness through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of its consolidated statements. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.
Remediation Plan for Material Weaknesses
The Company hired a manager of forecasting, planning and analysis reporting to the chief financial officer during the first quarter of fiscal 2008. This person has extensive experience in this area and is now responsible for the development and monitoring of the Company’s forecasting procedures. Outside consultants were utilized in developing the Company’s financial plan for fiscal 2008. Comparison of actual results for the first twenty-six weeks of fiscal 2008 with the initial plan revealed a higher degree of accuracy than was experienced in prior years. The Company expects to continue to refine its forecasting procedures to enable the reliance of forecasting procedures in financial and accounting decision making.
Changes in Internal Control over Financial Reporting
As discussed above in “Remediation Plan for Material Weaknesses”, the Company has implemented improvements in its internal control over financial reporting during the quarter ended December 27, 2007. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 27, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Disclosure Controls or the Company’s Internal Control over Financial Reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is party to various lawsuits, proceedings and other matters arising out of the conduct of its business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon the business, financial condition or results of operations of the Company.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2007, which could materially affect the Company’s business, financial condition or future results should be considered. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 28, 2007 during the first quarter of fiscal 2008, with the exception of the following: The Company has expanded the risk factor relating to the company’s facility consolidation project entitled “Risks and Uncertainties Regarding Facility Consolidation Project” to include the following disclosure:
The Company was recently notified by the City of Elgin (the “City”) that certain approvals and permits have not been timely obtained with respect to completed and on-going work at the Company’s Elgin facility. In response to the notice, the Company submitted a plan to the City outlining the steps that the Company will take in order to come into compliance with applicable laws and regulations (the “Compliance Plan”). The City subsequently issued temporary certificates of occupancy for the Company’s Elgin facility, which are contingent on the Company’s completion of the items contained in the Compliance Plan. Although the Company believes that it will be able to fulfill its obligations set forth in the Compliance Plan, if it is unable to do so, the City could take enforcement action against the Company, which may include levying fines, revoking the temporary occupancy certificates and shutting down the Company’s operations at the Company’s Elgin facility, any of which could have a material adverse affect on the Company’s operations and financial condition.
Item 3. Defaults Upon Senior Securities
See Note 11 of the Notes to Consolidated Financial Statements for a description of defaults under the previous financing facilities, which description is incorporated by reference into this item of Part II.

Item 4. Submission of Matters to a Vote of Security Holders
The Company’s 2007 Annual Meeting of Stockholders was held on November 5, 2007 for the purpose of (i) electing those directors entitled to be elected by the holders of the Company’s Class A Common Stock, (ii) electing those directors entitled to be elected by the holders of the Company’s Common Stock, (iii) ratifying the action of the Company’s Audit Committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as independent accountants for fiscal 2008, and (iv) transacting such other business properly brought before the meeting. The meeting proceeded and (i) the holders of Class A Common Stock elected Jasper B. Sanfilippo, Mathias A. Valentine, Michael J. Valentine, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr. and Timothy R. Donovan to serve on the Company’s Board of Directors by a unanimous vote of 2,597,426 votes cast for, representing 100% of the then outstanding shares of Class A Common Stock, (ii) the holders of Common Stock elected Governor Jim R. Edgar by a vote of 5,761,261 votes cast for and 750,951 votes withheld, (iii) the holders of Common Stock elected Daniel M. Wright by a vote of 5,764,101 votes cast for and 748,111 votes withheld, and (iv) the holders of Class A Common Stock and Common Stock ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for fiscal 2008 by a total of 32,176,661 votes cast for ratification, 307,957 votes against ratification and 1,854 abstentions.
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 11, 2008.

JOHN B. SANFILIPPO & SON, INC.

By:	/s/ Michael J. Valentine

Michael J. Valentine
Chief Financial Officer and Group President

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Registrant(12)

3.2	Amended and Restated Bylaws of Registrant(21)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.4	The Registrant’s 1998 Equity Incentive Plan(4)

10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

10.12	Agreement for Purchase and Sale between Matsushita Electric Corporation of America and the Company, dated December 2, 2004(9)

10.13	First Amendment to Purchase and Sale Agreement dated March 2, 2005 by and between Panasonic Corporation of North America (“Panasonic”), f/k/a Matsushita Electric Corporation, and the Company(10)

10.14	Office Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(11)

10.15	Warehouse Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(11)

10.16	The Registrant’s Restated Supplemental Retirement Plan (18)

10.17	Form of Option Grant Agreement under 1998 Equity Incentive Plan(12)

Exhibit
Number	Description

10.18	Termination Agreement dated as of January 11, 2006, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(13)

10.19	Assignment and Assumption Agreement dated March 28, 2006 by and between JBSS Properties LLC and the City of Elgin, Illinois(14)

10.20	Agreement of Purchase and Sale between the Company and Prologis(15)

10.21	Agreement for Purchase of Real Estate and Related Property between the Company and Arthur/Busse Limited Partnership(16)

10.22	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 3001 Malmo Drive, Arlington Heights, Illinois(16)

10.23	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 2299 Busse Road, Elk Grove Village, Illinois(16)

10.24	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 1851 Arthur Avenue, Elk Grove Village, Illinois(16)

10.25	Agreement for Purchase of Real Estate and Related Property by and among the Company, as Seller, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Purchasers(17)

10.26	Industrial Building Lease by and between the Company, as Tenant, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Landlord, dated September 20, 2006(17)

10.27	Sanfilippo Value Added Plan dated October 24, 2007(19)

10.28	Credit Agreement dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC, (“WFF”) as the arranger and administrative agent for the lenders and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(20)

10.29	Security Agreement dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(20)

10.30	Loan Agreement dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(20)

10.31	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(20)

10.32	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by JBSS Properties LLC related to its Elgin, Illinois property for the benefit of TFLIC(20)

10.33	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(20)

10.34	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(20)

10.35	Promissory Note (Tranche A) dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(20)

10.36	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(20)

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

Exhibit
Number	Description

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-100	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681), as amended by the certificate of amendment filed as an appendix to the Registrant’s 2004 Proxy Statement filed on September 8, 2004.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No.
33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 2, 2004 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2005 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2005 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 29, 2005 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2006 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2006 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 24, 2007 (Commission File No. 0-19681).

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).