Form 10-Q
period 2008-03-27
SANFILIPPO JOHN B & SON INC
filed 2008-05-05
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19681
JOHN B. SANFILIPPO & SON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2419677

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1703 North Randall Road
Elgin, Illinois	60123-7820

(Address of principal executive offices)	(Zip code)

(847) 289-1800

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes       ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐          Accelerated filer ☑                 Non-accelerated filer ☐         Smaller reporting company ☑
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☑ No
As of May 5, 2008, 8,134,599 shares of the Registrant’s Common Stock, $0.01 par value per share, including 117,900 treasury shares, and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 27, 2008
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Thirty-nine Weeks Ended
		March 29,		March 29,
	March 27,	2007	March 27,	2007
	2008	(As revised)	2008	(As revised)
Net sales	$106,716	$107,009	$416,514	$418,456
Cost of sales	93,878	100,954	368,539	387,108

Gross profit	12,838	6,055	47,975	31,348

Operating expenses:
Selling expenses	7,835	8,131	26,332	30,202
Administrative expenses	4,511	3,956	14,177	11,917
Restructuring expenses	362	—	1,765	—
Gain related to real estate sales	—	—	—	(3,047)

Total operating expenses	12,708	12,087	42,274	39,072

Income (loss) from operations	130	(6,032)	5,701	(7,724)

Other expense:
Interest expense ($277, $281, $833 and $614 to related parties)	(2,662)	(2,861)	(8,039)	(6,315)
Debt extinguishment costs	(6,737)	—	(6,737)	—
Rental and miscellaneous income (expense), net	(89)	(530)	(37)	(626)

Total other expense, net	(9,488)	(3,391)	(14,813)	(6,941)

Loss before income taxes	(9,358)	(9,423)	(9,112)	(14,665)
Income tax benefit	(608)	(3,299)	(490)	(5,231)

Net loss	(8,750)	(6,124)	(8,622)	(9,434)
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	98	—	292	—

Net comprehensive loss	$(8,652)	$(6,124)	$(8,330)	$(9,434)

Basic and diluted loss per common share	$(0.82)	$(0.58)	$(0.81)	$(0.89)

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

		June 28,	March 29,
	March 27,	2007	2007
	2008	(As revised)	(As revised)
ASSETS
CURRENT ASSETS:
Cash	$1,988	$2,359	$2,187
Restricted cash	7,954	—	—
Accounts receivable, less allowances of $3,167, $3,159 and $5,025	35,200	36,544	33,393
Inventories	141,661	134,159	168,237
Income taxes receivable	108	6,531	4,703
Deferred income taxes	1,499	2,140	2,499
Prepaid expenses and other current assets	1,432	1,150	1,123
Asset held for sale	5,569	5,569	5,569

TOTAL CURRENT ASSETS	195,411	188,452	217,711

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463	9,463
Buildings	98,962	97,113	77,733
Machinery and equipment	149,894	140,730	133,179
Furniture and leasehold improvements	6,239	6,191	6,113
Vehicles	745	2,880	2,880
Construction in progress	4,021	4,487	29,253

	269,324	260,864	258,621
Less: Accumulated depreciation	124,805	117,639	114,678

	144,519	143,225	143,943
Rental investment property, less accumulated depreciation of $2,435, $1,761 and $1,536	27,695	28,370	28,594

TOTAL PROPERTY, PLANT AND EQUIPMENT	172,214	171,595	172,537

Intangible asset – minimum retirement plan liability	—	—	6,197
Cash surrender value of officers’ life insurance, unamortized debt issuance costs and other assets	8,645	6,141	6,254
Brand name, less accumulated amortization of $6,818, $6,498 and $6,392	1,102	1,422	1,528

TOTAL ASSETS	$377,372	$367,610	$404,227

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

		June 28,	March 29,
	March 27,	2007	2007
	2008	(As revised)	(As revised)
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$87,038	$73,281	$80,987
Current maturities of long-term debt, including related party debt of $212, $200 and $196	11,872	54,970	58,544
Accounts payable, including related party payables of $730, $361 and $1,279	26,089	21,264	31,174
Book overdraft	10,994	5,015	10,076
Accrued payroll and related benefits	8,256	6,018	5,318
Accrued workers’ compensation	6,610	6,686	6,052
Accrued restructuring	1,378	—	—
Other accrued expenses	5,871	5,418	6,305

TOTAL CURRENT LIABILITIES	158,108	172,652	198,456

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,699, $13,860 and $13,911	53,481	19,783	20,267
Retirement plan	8,914	9,060	8,644
Deferred income taxes	1,499	2,606	5,475
Other	—	179	310

TOTAL LONG-TERM LIABILITIES	63,894	31,628	34,696

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,134,599, 8,123,349 and 8,121,349 shares issued and outstanding	81	81	81
Capital in excess of par value	100,705	100,335	100,219
Retained earnings	59,527	68,149	71,953
Accumulated other comprehensive loss	(3,765)	(4,057)	—
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	155,370	163,330	171,075

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$377,372	$367,610	$404,227

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Thirty-nine Weeks Ended
		March 29,
	March 27,	2007
	2008	(As revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,622)	$(9,434)
Depreciation and amortization	11,856	9,970
Gain on disposition of properties	(79)	(3,108)
Deferred income tax benefit	(466)	(425)
Stock-based compensation expense	292	309
Change in current assets and current liabilities:
Accounts receivable, net	1,344	2,088
Inventories	(7,502)	(3,847)
Prepaid expenses and other current assets	(282)	1,125
Accounts payable	4,825	6,189
Accrued expenses	3,993	(591)
Income taxes receivable	6,423	1,724
Other operating assets	(141)	(1,718)

Net cash provided by operating activities	11,641	2,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,897)	(33,100)
Proceeds from disposition of properties	107	17,812
Increase in restricted cash	(7,954)	—
Cash surrender value of officers’ life insurance	(202)	(285)

Net cash used in investing activities	(18,946)	(15,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facilities	43,461	119,915
Repayments of revolving credit borrowings	(46,452)	(103,269)
Initial borrowing under new revolving credit facility	82,031	—
Payment of amounts outstanding under prior revolving credit facility	(65,283)	—
Principal payments on long-term debt	(54,607)	(10,020)
Issuance of long-term debt	45,000	—
Debt issue costs	(3,273)	—
Financing obligation with related parties	—	14,300
Increase (decrease) in book overdraft	5,979	(4,225)
Issuance of Common Stock under option plans	72	68
Minority interest distribution	—	(3,545)
Tax benefit of stock options exercised	6	22

Net cash provided by financing activities	6,934	13,246

NET DECREASE IN CASH	(371)	(45)
Cash, beginning of period	2,359	2,232

Cash, end of period	$1,988	$2,187

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	207	1,117
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except where noted and per share data)
Note 1 — Management’s Plans to Continue as a Going Concern
The ability of John B. Sanfilippo & Son, Inc. (the “Company”) to continue as a going concern is dependent on the ability of the Company to return to levels of profitability and to achieve the necessary cash flows to meet the restrictive covenants associated with the new financing arrangements in the near term. The Company secured new financing during the third quarter of fiscal 2008 comprised of a revolving credit facility and a mortgage term loan. The new revolving credit facility contains one restrictive financial covenant, which the Company currently believes will be attainable, however compliance is dependent upon maintaining a $15.0 million level of excess availability under the revolving credit facility and achieving a certain fixed charge coverage ratio if the $15.0 million level of excess availability is not met. The ability of the Company to meet the restrictive covenants under the new revolving credit facility could be adversely affected if the Company’s profitability and cash flows do not improve as a result of its restructuring activities and consolidation of facilities. The mortgage term loan is collateralized by certain real property and fixtures and is subject to a minimum net worth requirement of $110.0 million. The new financing arrangements should provide the Company with increased flexibility to accomplish its objectives and improve future financial performance.
The extent of the Company’s losses in fiscal 2006 and 2007, the non-compliance with restrictive covenants under the previous primary financing facilities and uncertainty surrounding future profitability and cash flows with respect to the Company’s ability to meet the restrictive covenants associated with the new financing arrangements in the near term raise substantial doubt with respect to the Company’s ability to continue as a going concern. In order for the Company to continue as a going concern, it must be able to achieve the expected future profitability and cash flows, and the excess availability levels that are in accordance with the restrictive covenants contained in the Company’s new financing arrangements for at least a twelve month period. The significant losses incurred for fiscal 2006 and the first half of fiscal 2007 were caused in large part by the decline in the market price for almonds after the 2005 crop was procured. Sales of the 2005 almond crop were completed in November 2006 (the second quarter of fiscal 2007). Almond profit margins returned to normal historical levels in December 2006. The Company no longer purchases almonds directly from growers and discontinued its almond handling operation conducted at its Gustine, California facility during the third quarter of fiscal 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold. While the decline in the market price of the 2005 crop almonds negatively affected the Company’s profitability through the first half of fiscal 2007, the loss incurred during the last half of fiscal 2007 was due primarily to insufficient sales volume and expenses related to the Company’s relocation of its Chicago area operations to its new facility in Elgin, Illinois.
The Company’s financial performance has improved in fiscal 2008. The loss before income taxes was $9.1 million, including $6.7 million of debt extinguishment costs, for the first thirty-nine weeks of fiscal 2008 compared to $14.7 million for fiscal 2007. The loss before income taxes for the first thirty-nine weeks of fiscal 2008 also contains certain unusual or infrequent expenses in addition to the debt extinguishment costs, including:
•	$7.0 million increase in unfavorable labor and efficiency variances over the first thirty-nine weeks of fiscal 2007, which was primarily related to the shut down and start up costs for production lines that were moved from the existing facilities and installed in the new Elgin facility. The increase was only $1.0 million for the third quarter of fiscal 2008 over the third quarter of fiscal 2007 as Elgin production is stabilizing;

•	$2.5 million in estimated redundant manufacturing expenses as production activities occurred at the existing Chicago area facilities while the manufacturing spending in the new Elgin facility reflected increased production levels. Only $0.1 million of redundant manufacturing expenses were incurred during the third quarter of fiscal 2008 as only limited production occurred at the one remaining Chicago area facility, excluding Elgin;

•	$2.3 million in external contractor charges that were related to the acceleration of the equipment move from the existing Chicago area facilities to the new Elgin facility. Only $0.3 million of the $2.3 million total was incurred during the third quarter of fiscal 2008;

•	$1.2 million in restructuring charges related to the discontinuance of the Company’s store-door distribution system, $0.4 million in severance expenses, $0.3 million in inventory write-downs related to the discontinuance of low volume sales items and $0.2 million in restructuring charges related to the exit of a leased facility before the termination date at a facility no longer utilized by the Company; and

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
During the fourth quarter of fiscal 2007, the Company conducted an intensive review of walnut operations at its Gustine, California facility and created an action plan to reduce waste and loss in the shelling operation. This plan, which includes new equipment, is substantially completed. Management has developed and will continue to develop action plans at all facilities to reduce manufacturing expenses. Management also accelerated the move of equipment from its Chicago area facilities to the new Elgin facility. The Company has ceased operations at two of its three old Chicago area facilities. Activities at the lone remaining facility should be transferred to the Elgin facility by August 2008 versus the original schedule of the end of calendar 2008. While additional costs were incurred during the first thirty-nine weeks of fiscal 2008 in connection with the accelerated move, the acceleration is expected to generate net cost savings. The Company also expects to achieve operational efficiencies, once all production is integrated into the new facility.
Management further addressed the Company’s ability to continue as a going concern by conducting profitability reviews of all items sold to customers. The Company engaged a profitability enhancement consultant (which was a requirement relating to the waivers received from the lenders under the Company’s previous primary financing facilities for non-compliance with financial covenants for the third quarter of fiscal 2007) to assist in this process and in the Company’s forecasting procedures. The result of this profitability review led to price increases for many items and the eventual discontinuance of approximately 1,200 other items, or approximately 30% of the number of items sold by the Company, during the third quarter of fiscal 2008. The Company believes that annual net sales could decrease by approximately $20.0 million as a result of the discontinuance of these items. Also, in the first two months of calendar 2008, the Company terminated approximately 80 employees, approximately 5% of its work force, pursuant to an initiative separate from the store-door discontinuance described below. These terminations were possible due to the Company’s initiatives, such as consolidating all Chicago area activities at Elgin and discontinuing 1,200 items. The Company expects to save approximately $4.0 million in payroll and related benefits annually as a result of the work force reduction.
The Company terminated its store-door distribution system in January 2008 as a result of its determination that it is no longer profitable to ship products to customers through its store-door distribution system. In connection with the discontinuance of the store-door delivery system, the Company terminated nine employees. The Company has contacted its larger grocery customers who are receiving products through this mode of distribution and requested that products be shipped directly to their distribution centers. Based upon positive customer response, the Company believes that many of these customers will accept this change in distribution, and consequently, the Company anticipates that approximately 50% of the $2.5 million in sales made in calendar 2007 through its store-door distribution system will migrate to other distribution channels. However, there can be no assurances in this regard.
While the initiatives described above are expected to improve efficiencies and generate cost savings, the Company cannot endure further sales volume reductions if it is to return to historical levels of profitability and realize the benefits originally expected from the Company’s new facility. The Company is actively developing plans, especially for its Fisher brand, with the intention of increasing sales and gross margin. As a result of these efforts, the Company secured additional private label business that generated over $25 million in sales during the first thirty-nine weeks of fiscal 2008. Other new business opportunities are being pursued across all of the Company’s distribution channels.
Management believes that the implementation of the initiatives described above should enhance future operating performance; however, the discontinuance of the almond handling operation has contributed to a decrease in net sales and the efforts to reduce unprofitable items will likely lead to an additional decline in net sales, which could, among other things, negatively impact the Company’s ability to benefit from the facility consolidation project.
In summary, management believes that the steps that it has taken and will take to improve operating performance should enhance its ability to return to historic levels of profitability.
If the Company is not able to achieve these objectives, the Company’s financial condition will be adversely affected in a material way. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Basis of Presentation
The Company was incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the term

“Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2008 are to the fiscal year ending June 26, 2008. References herein to fiscal 2007 are to the fiscal year ended June 28, 2007. References herein to the third quarter of fiscal 2008 are to the quarter ended March 27, 2008. References herein to the first thirty-nine weeks of fiscal 2008 are to the thirty-nine weeks ended March 27, 2008. References herein to the third quarter of fiscal 2007 are to the quarter ended March 29, 2007. References herein to the first thirty-nine weeks of fiscal 2007 are to the thirty-nine weeks ended March 29, 2007. The Company’s Note Agreement and Prior Credit Facility, as defined in Note 11, are sometimes collectively referred to “the Company’s previous primary financing facilities” and “the Company’s previous financing arrangements”. The Company’s New Credit Facility and Mortgage Facility, as defined in Note 11, are sometimes collectively referred to as “the Company’s new primary financing facilities” and “the Company’s new financing arrangements”.
In the opinion of the Company’s management, the accompanying statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods. As is discussed in Note 14, results for prior periods have been revised, resulting in a $438 increase in retained earnings at the end of fiscal 2007. The Company secured new financing during the third quarter of fiscal 2008. The new financing facilities contain limited restrictive financial covenants, which the Company currently believes will be attainable. The new financing arrangements should provide the Company with increased flexibility to accomplish its objectives and improve financial performance. However, as discussed in Note 1, there is uncertainty regarding the Company’s ability to continue as a going concern.
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
Note 3 — Accounts Receivable
Included in accounts receivable as of March 27, 2008, June 28, 2007 and March 29, 2007 are $3,031, $2,730 and $2,565, respectively, relating to workers’ compensation excess claim recovery.
Note 4 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

	March 27,	June 28,	March 29,
	2008	2007	2007
Raw material and supplies	$81,803	$57,348	$87,282
Work-in-process and finished goods	59,858	76,811	80,955

Inventories	$141,661	$134,159	$168,237

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
As of March 27, 2008, there have been no material changes to the amount of unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will significantly change in the future.
The Company recorded a tax benefit of $490, or 5.4% of loss before income taxes, for the thirty-nine weeks ended March 27, 2008 and $608, or 6.5% of loss before income taxes, for the quarter ended March 27, 2008. The Company has no ability to carry back losses to prior years, since losses were experienced for fiscal 2006 and fiscal 2007. The benefits for fiscal 2008 were limited to the extent that deferred tax liabilities exceeded deferred tax assets. To the extent future losses arise, no benefit may be recognized for the remaining quarter of fiscal 2008 since deferred tax liabilities equal deferred tax assets. As of March 27, 2008, the Company has a valuation allowance of approximately $5.3 million.

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
Note 6 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 27,	March 29,	March 27,	March 29,
	2008	2007	2008	2007
Weighted average shares outstanding – basic	10,614,125	10,594,944	10,608,988	10,593,981
Effect of dilutive securities:
Stock options	—	—	—	—

Weighted average shares outstanding – diluted	10,614,125	10,594,944	10,608,988	10,593,981

476,940 stock options with a weighted average exercise price of $11.45 were excluded from the computation of diluted earnings per share for both the quarter and thirty-nine weeks ended March 27, 2008, due to the net loss for the quarterly and thirty-nine week periods. 359,690 stock options with a weighted average exercise price of $12.98 were excluded from the computation of diluted earnings per share for both the quarter and thirty-nine weeks ended March 29, 2007, due to the net loss for the quarterly and thirty-nine week periods.
Note 7 — Stock-Based Compensation
At the Company’s annual meeting of stockholders on October 28, 1998, the Company’s stockholders approved a new stock option plan (the “1998 Equity Incentive Plan”) under which non-qualified options and stock-based awards may be made. There are 700,000 shares of common stock authorized for issuance to certain key employees and “outside directors” (i.e., directors who are not employees of the Company or any of its subsidiaries). The exercise price of the options will be determined by the Board of Directors as set forth in the 1998 Equity Incentive Plan. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant, with the exception of non-qualified stock options, which can have an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Through fiscal 2007 all of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Effective fiscal 2008, all option grants are non-qualified awards. On March 27, 2008, there were 24,500 options available for distribution under this plan. Option exercises are satisfied through the issuance of new shares of Common Stock.

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
Options	Shares	Exercise Price	Term	(in thousands)
Outstanding at June 28, 2007	353,690	$12.99
Activity:
Granted	151,500	7.98
Exercised	(11,250)	6.40
Forfeited	(17,000)	15.99

Outstanding at March 27, 2008	476,940	$11.45	6.69	$315

Exercisable at March 27, 2008	239,065	$12.71	4.85	$219

The weighted average grant date fair value of stock options granted during the first thirty-nine weeks of fiscal years 2008 and 2007 was $4.47 and $5.45, respectively. The total intrinsic value of options exercised during the first thirty-nine weeks of fiscal 2008 and fiscal 2007 was $16 and $57, respectively.
Compensation expense attributable to stock-based compensation during the first thirty-nine weeks of fiscal years 2008 and 2007 was $292 and $309, respectively. As of March 27, 2008, there was $1,037 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The Company expects to recognize that cost over a weighted average period of 1.30 years.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Thirty-nine Weeks Ended
	March 27,	March 29,
	2008	2007
Weighted average expected stock-price volatility	54.27%	54.00%
Average risk-free rate	3.70%	4.57%
Average dividend yield	0.00%	0.00%
Weighted average expected option life (in years)	6.25	5.78
Forfeiture percentage	5.00%	5.00%
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

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 27,	March 29,	March 27,	March 29,
	2008	2007	2008	2007
Service cost	$35	$66	$104	$196
Interest cost	144	163	432	490
Amortization of prior service cost	239	239	717	718
Amortization of gain	(90)	(76)	(270)	(229)

Net periodic benefit cost	$328	$392	$983	$1,175

Note 9 — Distribution Channel and Product Type Sales Mix
The Company operates in a single reportable segment through which it sells various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 27,	March 29,	March 27,	March 29,
Distribution Channel	2008	2007	2008	2007
Consumer	$55,640	$51,387	$228,536	$218,371
Industrial	19,096	22,772	73,823	85,418
Food Service	14,928	13,788	49,736	44,666
Contract Packaging	11,367	10,047	33,825	32,924
Export	5,685	9,015	30,594	37,077

Total	$106,716	$107,009	$416,514	$418,456

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 27,	March 29,	March 27	March 29,
Product Type	2008	2007	2008	2007
Peanuts	21.8%	21.1%	19.2%	18.9%
Pecans	19.9	17.5	24.0	23.8
Cashews & Mixed Nuts	19.1	21.3	20.6	21.1
Walnuts	15.5	13.7	15.2	13.8
Almonds	13.2	16.8	11.4	13.0
Other	10.5	9.6	9.6	9.4

Total	100.0%	100.0%	100.0%	100.0%

Note 10 — Comprehensive Income
The Company accounts for comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income”. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The only component of comprehensive income and accumulated other comprehensive income for the Company relates to the recognition of the funded status of the Company’s SERP as of June 28, 2007, with the adoption of SFAS 158 and the amortization on benefit plan costs during fiscal 2008.
Note 11 — Credit Facilities
The Company’s previous primary financing arrangements included a long-term financing facility (the “Note Agreement”) and a revolving bank credit facility (the “Prior Credit Facility”). During the second quarter of fiscal 2008, and during the portion of the third quarter of fiscal 2008 that the previous financing arrangements were in effect, the Company was not in compliance with certain financial covenants contained in each of the Note Agreement and Prior Credit Facility.
On February 7, 2008, the Company entered into a Credit Agreement with a new bank group (the “Credit Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “New Credit Facility”). The New Credit Facility is secured by substantially all assets of the Company other than real property and fixtures. Also on February 7, 2008, the Company entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing the Company with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Mortgage Facility is secured by mortgages on the Company’s owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The Elgin real property includes an original site (the “Original Site”) that was purchased prior to the Company’s purchase of the site that was developed as the Company’s primary processing plant and headquarters. At the time that the Company entered into the New Credit Facility and Mortgage Facility, the Company paid all amounts under, and terminated its Prior Credit Facility and prepaid all amounts due pursuant to the Note Agreement. As a result of the refinancing, the Company was required to pay a $1.0 million debt extinguishment charge to the lenders under the Prior Credit Facility, pay a $5.2 million debt extinguishment charge to the noteholders under the Note Agreement and write off the $0.5 million in remaining unamortized balance of fees related to the Prior Credit Facility and Note Agreement. These charges were recorded in the third quarter of fiscal 2008.
The New Credit Facility matures on February 7, 2013. At the election of the Company, borrowings under the New Credit Facility accrue interest at either a rate determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $2.0 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of March 27, 2008, the weighted average interest rate for the New Credit Facility was 5.21%. The terms of the New Credit Facility contain covenants that require the Company to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). In the event that loan availability under the Borrowing Base Calculation falls below $15.0 million, the Company will be required to maintain a specified fixed charge coverage ratio, tested on a quarterly basis. The New Credit Facility does not include a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Credit Lenders are entitled to require immediate repayment of the Company’s obligations under the New Credit Facility in the event of default on the payments required under the New Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by the Company under the New Credit Facility (including a default under the Mortgage Facility). At the end of the current quarter, letters of credit, attributable to obligations totaling $8.0 million, were still held by the Company’s former bank. Because of the refinancing and the resultant bank change, the Company was required to deposit $10.2 million in cash with this former lender as collateral for the letters of credit. The remaining balance of $8.0 million of these funds has been classified as restricted cash on the balance sheet as of March 27, 2008. The Company anticipates that these letters of credit will be transferred to one of its Credit Lenders during the fourth quarter of fiscal 2008, and these funds will be used to pay down the New Credit Facility.
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
On the Tranche A Reset Date and each Tranche B Reset Date, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion.  With respect to Tranche A, if the Company does not accept the reset rate, Tranche A will become due and payable on the Tranche A Reset Date, without prepayment penalty. With respect to Tranche B, if the Company does not accept the reset rate, Tranche B will be due and payable on the Tranche B Reset Date, without prepayment penalty.  There can be no assurances that the reset interest rates for each of Tranche A and Tranche B will be acceptable to the Company or on commercially reasonable terms.  If the reset interest rate for either Tranche A or Tranche B is unacceptable to the Company or on commercially unreasonable terms and the Company (i) does not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Rate, as applicable, or (ii) is unable to refinance amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Rate, as applicable, on terms more favorable than the reset interest rates, then such reset interest rates could have a material adverse effect on the Company’s financial condition, results of operations and financial results.
The terms of the Mortgage Facility contain covenants that require the Company to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. In the event that the Original Site is sold pursuant to a sales contract that is currently pending, the Company will be required to deposit the gross proceeds into an interest-bearing escrow with the Mortgage Lender. As of January 1, 2009, the Mortgage Lender has the right to either (i) apply all or a portion of such proceeds to prepay the outstanding balance of Tranche B, with the excess, if any, and accrued interest going to the Company or (ii) retain such proceeds and all accrued interest for such additional period as it deems prudent. The Mortgage Facility does not include a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of the Company’s obligations under the Mortgage Facility in the event the Company defaults in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by the Company under the Mortgage Facility. Since the Company believes that it will be in compliance with the restrictive covenants under the Mortgage Facility for the foreseeable future, $34.0 million has been classified as long-term debt as of March 27, 2008. This amount represents scheduled principal payments due under Tranche A beyond twelve months of March 27, 2008,
Note 12 — Interest Cost
The following is a breakout of interest cost:

			For the Thirty-nine Weeks
	For the Quarter Ended		Ended
	March 27,	March 29,	March 27,	March 29,
	2008	2007	2008	2007
Gross interest cost	$2,662	$2,861	$8,039	$7,216
Capitalized interest	—	—	—	(901)

Interest expense	$2,662	$2,861	$8,039	$6,315

Note 13 — Restructuring and Related Charges
On January 22, 2008 and February 1, 2008, the Company announced two separate restructuring initiatives to reduce operating costs by eliminating underperforming products and reduce the number of employees required now that the facility consolidation project is nearing completion. The initiatives focused on three primary areas:
Sales Profitability Review
The Company recently completed a sales profitability review and sales prices were increased to the extent feasible with respect to underperforming products. The non-acceptance of price increases by certain customers and the Company’s elimination of low volume items led the Company’s discontinuance of approximately 1,200 of the Company’s current items. The Company’s annual sales are expected to decrease as a result of this initiative; however overall profitability is expected to increase. An adjustment of $250 to cost of goods sold was recorded in the second quarter of fiscal 2008 to adjust inventories to net realizable value for those items on hand that will be affected by these restructuring initiatives. The majority of the inventories affected by the $250 adjustment were either sold at low or negative margins or scrapped during the third quarter of fiscal 2008, leaving the remaining reserve at $71 as of March 27, 2008. The Company has reduced its total number of employees by approximately 80 as a result of these restructuring initiatives, which resulted in $325 of one-time severance expense recorded in the third quarter of fiscal 2008, $277 of which was paid during the third quarter of fiscal 2008. The Company expects to pay the remaining $48 during the fourth quarter of fiscal 2008 and anticipates no further restructuring or related charges related to the sales profitability review initiative.
Elimination of Store-Door Delivery System
The Company distributed its products to approximately 300 convenience stores, supermarkets and other retail customer locations through its store-door delivery system. Under this system, the Company used a fleet of step-vans to market and distribute nuts, snacks and candy directly to retail customers on a store-by-store basis. Store-door delivery sales were $2.5 million for calendar 2007 and have declined annually in recent years as fewer customers required this type of service. The Company no longer distributes products using the store-door delivery system effective January 22, 2008. The Company expects that a significant portion of these sales will migrate to other distribution methods used by the Company, although there can be no assurances in this regard. In connection with the discontinuance of the store-door delivery system, the Company terminated nine employees. The store-door discontinuance required the Company to recognize a total estimated cost of $1,280 during the second quarter of fiscal 2008, $1,200 of which relates to the estimated cost to withdraw from a multiemployer pension plan for the step-van drivers, which is subject to final determination, $30 of which relates to severance for the unionized route drivers and $50 of which relates to accelerating depreciation for step-vans. Additional charges of $120 were recorded in the third quarter of fiscal 2008, $37 of which related to the termination of step-van leases and $83 of which related to the acceleration of depreciation through the date the step-vans were no longer utilized. The multiemployer obligation, which is based on the previous estimate calculated by the plan, will be subject to final determination with the union and may not be settled until sometime during fiscal year 2009. All other charges were fully settled as of March 27, 2008.
Facility Consolidation Project
The Company has virtually completed the consolidation of all its Chicago area facilities into the new Elgin facility. This consolidation has allowed the Company to eliminate redundant costs by being able to operate at a single facility. Due to the accelerated consolidation, the Company ceased the use of the Arlington Heights facility before the lease termination date. The Company expects to vacate its remaining Elk Grove Village facility at the lease termination date of August 2008. The Company recorded a lease termination charge of $173 during the second quarter of fiscal 2008.

The following restructuring expenses were incurred in the second and third quarters of fiscal 2008:

	Quarter Ended	Quarter Ended	Thirty-nine Weeks
	December 27,	March 27,	Ended March 27,
	2007	2008	2008
Restructuring:
Multiemployer pension withdrawal	$1,200	$—	$1,200
Severance	30	325	355
Lease termination	173	37	210

Total	$1,403	$362	$1,765

The total accrued as of March 27, 2008 was comprised of the following components:

March 27,
Category	2008
Severance	48
Multiemployer pension withdrawal	1,200
Lease termination	130

Total	$1,378

The severance accruals are expected to be fully paid in the fourth quarter of 2008. The multiemployer obligation, which is based on the previous estimate calculate by the plan, will be subject to final determination with the union and may not be settled until sometime during fiscal year 2009. Lease termination obligations are expected to be fully settled by December 31, 2008.
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
Statement of Operations – Quarter and Thirty-nine Weeks Ended March 29, 2007

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
Balance Sheet – March 29, 2007

	(As reported)	(As revised)
Income taxes receivable	$4,891	$4,703
Total current assets	217,899	217,711
Total assets	404,415	404,227
Other accrued expenses	6,826	6,305
Total current liabilities	198,977	198,456
Retained earnings	71,620	71,953
Total stockholders’ equity	170,742	171,075
Total liabilities and stockholders’ equity	$404,415	$404,227
Balance Sheet – June 28, 2007

	(As reported)	(As revised)
Income taxes receivable	$6,771	$6,531
Total current assets	188,692	188,452
Total assets	367,850	367,610
Other accrued expenses	6,096	5,418
Total current liabilities	173,330	172,652
Retained earnings	67,711	68,149
Total stockholders’ equity	162,892	163,330
Total liabilities and stockholders’ equity	$367,850	$367,610
Statement of Cash Flows – Thirty-nine Weeks Ended March 29, 2007

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
Note 16 — Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These new standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. The Company’s fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2008 are to the fiscal year ending June 26, 2008. References herein to fiscal 2007 are to the fiscal year ended June 28, 2007. References herein to the third quarter of fiscal 2008 are to the quarter ended March 27, 2008. References herein to the third quarter of fiscal 2008 are to the quarter ended March 29, 2007. References herein to the first thirty-nine weeks of fiscal 2008 are to the thirty-nine weeks ended March 27, 2008. References herein to the first thirty-nine weeks of fiscal 2007 are to the thirty-nine weeks ended March 29, 2007. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. The Company’s Note Agreement and Prior Credit Facility, as defined below, are sometimes collectively referred to as “the Company’s previous primary financing facilities” and “the Company’s previous financing arrangements”. The Company’s New Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to “the Company’s new primary financing facilities” and “the Company’s new financing arrangements”.
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
The Company’s costs to acquire raw peanuts have increased over 30% in fiscal 2008. The cost increases are due to a combination of factors, including, (i) prices to peanut farmers were increased to provide incentives for growing peanuts, (ii) the failure of the federal government to extend the storage and handling subsidy for the last year under the 2002 Farm Bill, and (iii) drought conditions in the southeastern United States. For the first thirty-nine weeks of fiscal 2008, the Company’s peanut sales decreased by approximately 8% in terms of shipped pounds compared to the first thirty-nine weeks of fiscal 2007, but have remained relatively constant in terms of dollars. While the Company’s overall volume was negatively impacted by the increase in peanut prices, sufficient volume was maintained to improve the Company’s profitability.
The supply of cashews, which the Company procures primarily from India, Vietnam and Brazil, has been negatively affected due to adverse weather conditions and other factors. Accordingly, the low supply, and the weak United States dollar, has resulted in significantly higher market prices for cashews. The low supply and high cost of cashews may negatively affect the Company’s business and results of operations in fiscal 2009 if the Company is not able to procure sufficient quantities of cashews and increase selling prices to its customers.
The Company’s financial performance has improved in fiscal 2008. The loss before income taxes was $9.1 million, including $6.7 million of debt extinguishment costs, for the first thirty-nine weeks of fiscal 2008 compared to $14.7 million for fiscal 2007. The loss before income taxes for the first thirty-nine weeks of fiscal 2008 also contains certain unusual or infrequent expenses in addition to the debt extinguishment costs, including:
•	$7.0 million increase in unfavorable labor and efficiency variances over the first thirty-nine weeks of fiscal 2007, which was primarily related to the shut down and start up costs for production lines that were moved from the existing facilities and installed in the new Elgin facility. The increase was only $1.0 million for the third quarter of fiscal 2008 over the third quarter of fiscal 2007 as Elgin production is stabilizing;

•	$2.5 million in estimated redundant manufacturing expenses as production activities occurred at the existing Chicago area facilities while the manufacturing spending in the new Elgin facility reflected increased production levels. Only $0.1 million of redundant manufacturing expenses were incurred during the third quarter of fiscal 2008 as only limited production occurred at the one remaining Chicago area facility, excluding Elgin;

•	$2.3 million in external contractor charges that were related to the acceleration of the equipment move from the existing Chicago area facilities to the new Elgin facility. Only $0.3 million of the $2.3 million total was incurred during the third quarter of fiscal 2008;

•	$1.2 million in restructuring charges related to the discontinuance of the Company’s store-door distribution system, $0.4 million in severance expenses, $0.3 million in inventory write-downs related to the discontinuance of low volume sales items and $0.2 million in restructuring charges related to the exit of a leased facility before the termination date at a facility no longer utilized by the Company; and

•	$0.9 million in consulting fees related to the Company’s profitability enhancement initiative, the implementation of a new sales analysis system and the design and implementation of a Sanfilippo Value Added Plan, which will reward plan participants in connection with year-over-year improvement in the Company’s after-tax net operating financial performance in excess of the Company’s annual cost of capital.
Net sales were $106.7 million for the third quarter of fiscal 2008, a decrease of $0.3 million, or 0.3%, as compared to the third quarter of fiscal 2007. Total pounds shipped decreased by 10.6% for the same time period. Net sales were $416.5 million for the first thirty-nine weeks of fiscal 2008, a decrease of $1.9 million, or 0.5%, as compared to the first thirty-nine weeks of fiscal 2007. Total pounds shipped decreased by 7.6% for the same time period. The decrease in volume, for both the quarterly and thirty-nine week periods, is due primarily to (i) the reluctance of certain customers to accept price increases; (ii) lower almond sales as the Company no longer processes almonds purchased directly from growers; and (iii) certain one-time business that occurred during the first thirty-nine weeks of fiscal 2007. Sales volume is expected to decline in the future as the Company plans to eliminate 1,200 sales items that are not sold in large enough quantities to be profitable, resulting in an expected decrease in net sales of approximately $20.0 million annually.
Gross profit improved to $12.8 million for the third quarter of fiscal 2008 from $6.1 million for the third quarter of fiscal 2007, due largely to price increases. This gross profit improvement was achieved despite $1.4 million in start up costs related to new and moved equipment, equipment moving expenses and redundant manufacturing costs in the remaining facility in Elk Grove Village, Illinois. Similarly, gross profit improved to $48.0 million for the first thirty-nine weeks of fiscal 2008 from $31.3 million for the first thirty-nine weeks of fiscal 2007. This increase was achieved despite the $11.8 million of unusual or infrequent expenses which are detailed above. The Company closed two of the three existing Chicago area facilities in the second quarter of fiscal 2008 with the remaining facility, which has very limited production, to close in the first quarter of fiscal 2009.
Total operating expenses increased to $12.7 million for the third quarter of fiscal 2008 from $12.1 million for the third quarter of fiscal 2007. Restructuring expenses of $0.4 million were recorded during the third quarter of fiscal 2008, related primarily to one-time severance expenses. $0.7 million of expenses related to the Sanfilippo Value Added Plan, as described above, were recorded in the third quarter of fiscal 2008 compared to zero in fiscal 2007. In addition to the restructuring expenses recorded in the third quarter of fiscal 2008, $1.4 million of restructuring expenses were recorded during the second quarter of fiscal 2008, $1.2 million of which related to the discontinuance of the Company’s store-door distribution system and $0.2 million related to the exit of a leased facility before termination date at a facility no longer utilized by the Company.
In January 2008, the Company decided to terminate its store-door distribution system as a result of its determination that it is no longer profitable to ship products to customers through its store-door distribution system. In connection with the discontinuance of the store-door delivery system, the Company terminated nine employees. The Company has contacted its larger grocery customers who are receiving products through this mode of distribution and requested that products be shipped directly to their distribution centers. Based upon positive customer response, the Company believes that many of these customers will accept this change in distribution, and consequently, the Company anticipates that approximately 50% of the $2.5 million in sales made in calendar 2007 through its store-door distribution system will migrate to other distribution channels. However, there can be no assurances in this regard.
Pursuant to a separate initiative, in the first two months of calendar 2008, the Company terminated approximately 80 employees, approximately 5% of its work force. These terminations were possible due to the Company’s initiatives, such as consolidating all Chicago area activities at Elgin and discontinuing 1,200 items. The Company recognized $0.3 million of severance expenses during the third quarter of fiscal 2008 and expects to save approximately $4.0 million in payroll and related benefits annually as a result of the work force reduction.
On February 7, 2008, the Company entered into a Credit Agreement with a new bank group (the “Credit Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “New Credit Facility”). The New Credit Facility is secured by substantially all assets of the Company other than real property and fixtures. Also on February 7, 2008, the Company entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing the Company with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Mortgage Facility is secured by mortgages on the Company’s owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The Elgin real property includes an original site (the “Original Site”) that was purchased prior to the Company’s purchase of the site that was developed as the Company’s primary processing plant and headquarters. At the time that the Company entered into the New Credit Facility and Mortgage Facility, the Company terminated its Prior Credit Facility and prepaid all amounts due pursuant to the Note Agreement. As a result of the refinancing, the Company was required to pay a $1.0 million debt extinguishment charge to the lenders under the Prior Credit Facility, pay a $5.2 million debt extinguishment charge to the noteholders under the Note Agreement and write off the $0.5 million in remaining unamortized balance of fees related to the Prior Credit Facility and Note Agreement. These charges were recorded in the third quarter of fiscal 2008.
The Company faces a number of challenges in the future. Specific challenges, among others, include increasing the Company’s profitability in light of anticipated decreases in net sales, intensified competition, fluctuating commodity costs and the Company’s ability to achieve the anticipated benefits of the facility consolidation project. The Company faces potential disruptive effects on its business, such as business interruptions that may result from the transfer of production to the new facility. In addition, the Company will continue to face the ongoing challenges of its business such as fluctuating commodity costs, food safety and regulatory issues and the maintenance and growth of its customer base. See the information referenced in Part II, Item 1A — “Risk Factors”.
Total inventories were $141.7 million at March 27, 2008, an increase of $7.5 million, or 5.6%, from the balance at June 28, 2007, and a decrease of $26.6 million, or 15.8%, from the balance at March 29, 2007. The increase from June 28, 2007 to March 27, 2008 is due primarily to the seasonality of purchasing nuts at harvest time. The decrease from March 29, 2007 to March 27, 2008 is primarily due to decreases in the quantities of packaged finished goods and inshell walnuts and decreases in the cost of pecans. Net accounts receivable were $35.2 million at March 27, 2008, a decrease of $1.3 million, or 3.7%, from the balance at June 28, 2007, and an increase of $1.8 million, or 5.4%, from the balance at March 29, 2007. The decrease from June 28, 2007 to March 27, 2008 is due to higher monthly sales in June 2007 than in March 2008 due to the seasonality of the business. The slight increase from March 29, 2007 to March 27, 2008 is due primarily to changes in the composition of the accounts receivable balances. Accounts receivable allowances were $3.2 million at March 27, 2008, unchanged from the amount at June 28, 2007 and a decrease of $1.9 million from the amount at March 29, 2007. The primary reason for the decrease from March 29, 2007 is due to the Company’s efforts to accelerate its process to resolve customer deductions.
As previously disclosed, the Company has virtually completed a facility consolidation project as a means of expanding its production capacity and enhancing the efficiency of its operations. As part of the facility consolidation project, on April 15, 2005, the Company closed on the $48.0 million purchase of a site in Elgin, Illinois (the “New Site”). The New Site includes both an office building and a warehouse. The Company leased 41.5% of the office building back to the seller for a three year period (ending April 2008), with options for an additional seven years. The seller did not exercise its option to renew its lease and vacated the office building. Accordingly, the Company is currently attempting to find replacement tenant(s) for the space rented by the seller of the New Site. Until replacement tenant(s) are found, the Company will not receive the benefit of rental income associated with such space. Approximately 20% of the office building is currently being leased to third parties; however, further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the New Site. The 653,302 square foot warehouse was expanded to slightly over 1,000,000 square feet during fiscal

2006 and was modified to serve as the Company’s principal processing and distribution facility and the Company’s headquarters. Virtually all Chicago area operations have been transferred to the New Site.
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
Prior to acquiring the New Site, the Company and certain related party partnerships entered into a Development Agreement (the “Development Agreement”) with the City of Elgin, Illinois (the “City”) for the development and purchase of the Original Site. The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. The Company fulfilled its remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, the Company and the related party partnerships entered into a termination agreement with the City whereby the Development Agreement was terminated and the Company and the City became obligated to convey the property to the Company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to the Company by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC acquired title to the Original Site by quitclaim deed, and JBSS Properties LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to the Company all the City’s remaining rights and obligations under the Development Agreement. The Company is currently marketing the Original Site to potential buyers and has entered into a sales contract with a potential buyer. Although the Company expects a sale to be consummated in the next twelve months there can be no assurances that the Original Site will be sold during such time frame. In the event that the Original Site is sold pursuant to a sales contract that is currently pending, the Company will be required to deposit the gross proceeds into an interest-bearing escrow with the Mortgage Lender. As of January 1, 2009, the Mortgage Lender has the right to either (i) apply all or a portion of such proceeds to prepay the outstanding balance of Tranche B, with the excess, if any, and accrued interest going to the Company or (ii) retain such proceeds and all accrued interest for such additional period as it deems prudent. A portion of the Original Site contains an office building (which the Company began renting during the third quarter of fiscal 2007) that will not be included in the planned sale. The planned sale meets the criteria of an “Asset Held for Sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and is presented as a current asset in the balance sheet as of March 27, 2008. The Company’s costs under the Development Agreement were $6.8 million as of March 27, 2008, June 28, 2007 and March 29, 2007, $5.6 million of which is recorded as “Asset Held for Sale” at March 27, 2008, June 28, 2007 and March 29, 2007, and $1.2 million of which is recorded as “Rental Investment Property” as of March 27, 2008, June 28, 2007 and March 29, 2007. The Company has reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value is required.
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

RESULTS OF OPERATIONS
Net Sales
Net sales decreased slightly to $106.7 million for the third quarter of fiscal 2008 from $107.0 million for the third quarter of fiscal 2007, a decrease of $0.3 million, or 0.3%. Sales volume, measured as pounds shipped, decreased by 10.6% for the same time period. Net sales, measured in dollars and sales volume, increased in the Company’s food service and contract packaging distribution channels and decreased in the Company’s industrial and export distribution channels. Net sales in the Company’s consumer distribution channel increased in dollars but decreased in sales volume. The average net sales price per pound increased in all distribution channels.
The Company’s costs to acquire raw peanuts have increased over 30% in fiscal 2008. The cost increases are due to a combination of factors, including, (i) prices to peanut farmers were increased to provide incentives for growing peanuts, (ii) the failure of the federal government to extend the storage and handling subsidy for the last year under the 2002 Farm Bill, and (iii) drought conditions in the southeastern United States. For the first thirty-nine weeks of fiscal 2008, the Company’s peanut sales decreased by approximately 8% in terms of shipped pounds compared to the first thirty-nine weeks of fiscal 2007, but have remained relatively constant in terms of dollars. While the Company’s overall volume was negatively impacted by the increase in peanut prices, sufficient volume was maintained to improve the Company’s profitability.
The supply of cashews, which the Company procures primarily from India, Vietnam and Brazil, has been negatively affected due to adverse weather conditions and other factors. Accordingly, the low supply, and the weak United States dollar, has resulted in significantly higher market prices for cashews. The low supply and high cost of cashews may negatively affect the Company’s business and results of operations in fiscal 2009 if the Company is not able to procure sufficient quantities of cashews and increase selling prices to its customers.
In January 2008, the Company decided to terminate its store-door distribution system as a result of its determination that it is no longer profitable to ship products to customers through its store-door distribution system. In connection with the discontinuance of the store-door delivery system, the Company terminated nine employees. The Company has contacted its larger grocery customers who are receiving products through this mode of distribution and requested that products be shipped directly to their distribution centers. Based upon positive customer response, the Company believes that many of these customers will accept this change in distribution, and consequently, the Company anticipates that approximately 50% of the $2.5 million in sales made in calendar 2007 through its store-door distribution system will migrate to other distribution channels. However, there can be no assurances in this regard.
Net sales decreased slightly to $416.5 million for the first thirty-nine weeks of fiscal 2008 from $418.5 million for the first thirty-nine weeks of fiscal 2007, a decrease of $1.9 million, or 0.5%. Sales volume, measured as pounds shipped, decreased by 7.6% for the same time period. Net sales, measured in dollars and sales volume, increased in the Company’s food service distribution channel and decreased in the Company’s industrial and export distribution channels. Net sales in the Company’s consumer and contract packaging distribution channels increased in dollars but decreased in sales volume. The average net sales price per pound increased in all distribution channels except for export, due to a high volume of inshell walnut sales during the first half of fiscal 2008.
The following table shows a comparison of sales by distribution channel (dollars in thousands):

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 27,	March 29,	March 27,	March 29,
Distribution Channel	2008	2007	2008	2007
Consumer	$55,640	$51,387	$228,536	$218,371
Industrial	19,096	22,772	73,823	85,418
Food Service	14,928	13,788	49,736	44,666
Contract Packaging	11,367	10,047	33,825	32,924
Export	5,685	9,015	30,594	37,077

Total	$106,716	$107,009	$416,514	$418,456

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 27,	March 29,	March 27,	March 29,
Product Type	2008	2007	2008	2007
Peanuts	21.8%	21.1%	19.2%	18.9%
Pecans	19.9	17.5	24.0	23.8
Cashews & Mixed Nuts	19.1	21.3	20.6	21.1
Walnuts	15.5	13.7	15.2	13.8
Almonds	13.2	16.8	11.4	13.0
Other	10.5	9.6	9.6	9.4

Total	100.0%	100.0%	100.0%	100.0%

Net sales in the consumer distribution channel increased by 8.3% in dollars but decreased 8.4% in volume in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Net sales in the consumer distribution channel increased by 4.7% in dollars but decreased 3.8% in volume for the first thirty-nine weeks of fiscal 2008 compared to the first thirty-nine weeks of fiscal 2007. Private label consumer sales volume decreased by 7.1% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 due primarily to the loss of a portion of the business at a major customer who would not accept price increases, offset partially by new business. Private label consumer sales volume decreased by 1.3% for the first thirty-nine weeks of fiscal 2008 compared to the first thirty-nine weeks of fiscal 2007 as the loss of business at existing customers who would not accept price increases was almost entirely offset by new business. Fisher brand sales volume decreased by 16.5% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 and 17.3% for the first thirty-nine weeks of fiscal 2008 compared to the first thirty-nine weeks of fiscal 2007. The quarterly decrease is due primarily to lower snack nut sales. The thirty-nine week decrease is due primarily to a $3.0 million reduction in walnut baking nut sales to a major customer.
Net sales in the industrial distribution channel decreased by 16.1% in dollars and 17.6% in sales volume in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Net sales in the industrial distribution channel decreased by 13.6% in dollars and 18.3% in sales volume for the first thirty-nine weeks of fiscal 2008 compared to the first thirty-nine weeks of fiscal 2007. The sales volume decrease for the quarterly period is due to a decrease in almond sales due to the Company’s discontinuance of its almond handling operation and a decrease in walnut sales due to a decrease in the availability of the Company’s supply of walnuts for the industrial distribution channel. The thirty-nine week period decrease is also due to a decrease in sales of raw peanuts to other peanut processors that occurred during the first twenty-six weeks of fiscal 2008 over fiscal 2007. The Company’s discontinuance of its almond handling operation will negatively affect net sales in the industrial distribution channel for the remainder of fiscal 2008.
Net sales in the food service distribution channel increased by 8.3% in dollars and 4.1% in volume in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Net sales in the food service distribution channel increased by 11.4% in dollars and 4.8% in volume for the first thirty-nine weeks of fiscal 2008 compared to the first thirty-nine weeks of fiscal 2007. Consistent sales volume increases were experienced at all major customers in the food service distribution channel.
Net sales in the contract packaging distribution channel increased by 13.1% in dollars and 5.4% in volume in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Net sales in the contract packaging distribution channel increased by 2.7% in dollars but decreased 9.2% in volume for the first thirty-nine weeks of fiscal 2008 compared to the first thirty-nine weeks of fiscal 2007. The quarterly increase was due primarily to the introduction of new products for a major customer. The decrease in sales volume for the thirty-nine week period is primarily due to certain sales that occurred during the first twenty-six weeks of fiscal 2007 that were subsequently discontinued.
Net sales in the export distribution channel decreased by 36.9% in dollars and 42.7% in volume in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Net sales in the export distribution channel decreased by 17.5% in dollars and 12.1% in volume for the first thirty-nine weeks of fiscal 2008 compared to the first thirty-nine weeks of fiscal 2007. The quarterly decrease in volume is due primarily to lower sales of inshell walnuts as the

Company made a conscious effort to accelerate the timing of these sales to the first twenty-six weeks of fiscal 2008. A decrease in almond sales due to the discontinuance of the Company’s almond handling operations also contributed to the quarterly decrease. The thirty-nine week decrease is due primarily to volume decreases in almond and pecan sales. Almond sales declined due to the discontinuance of the Company’s almond handling operation. The export market is the principal market for almond by-products. Therefore, the Company’s discontinuance of its almond handling operation will negatively affect net sales in the export distribution channel for the remainder of fiscal 2008. Pecan sales in the export distribution channel declined primarily due to the Company decreasing its sales efforts as higher profitability was obtained in the Company’s other distribution channels.
Gross Profit
Gross profit for the third quarter of fiscal 2008 increased 112.0% to $12.8 million from $6.1 million for the third quarter of fiscal 2007. Gross margin increased to 12.0% of net sales for the third quarter of fiscal 2008 from 5.7% for the third quarter of fiscal 2007. Gross profit for the first thirty-nine weeks of fiscal 2008 increased 53.0% to $48.0 million from $31.3 million for the first thirty-nine weeks of fiscal 2007. Gross margin increased to 11.5% of net sales for the first thirty-nine weeks of fiscal 2008 from 7.5% for the first thirty-nine weeks of fiscal 2007.
Gross profit improved to $12.8 million for the third quarter of fiscal 2008 from $6.1 million for the third quarter of fiscal 2007, due largely to price increases. This gross profit improvement was achieved despite $1.4 million in start up costs related to new and moved equipment, equipment moving expenses and redundant manufacturing costs in the remaining facility in Elk Grove Village, Illinois. Similarly, gross profit improved to $48.0 million for the first thirty-nine weeks of fiscal 2008 from $31.3 million for the first thirty-nine weeks of fiscal 2007. This increase was achieved despite the following unusual or infrequent expenses.
•	$7.0 million increase in unfavorable labor and efficiency variances over the first thirty-nine weeks of fiscal 2007, which was primarily related to the shut down and start up costs for production lines that were moved from the existing facilities and installed in the new Elgin facility. The increase was only $1.0 million for the third quarter of fiscal 2008 over the third quarter of fiscal 2007 as Elgin production is stabilizing;

•	$2.5 million in estimated redundant manufacturing expenses as production activities occurred at the existing Chicago area facilities while the manufacturing spending in the new Elgin facility reflected increased production levels. Only $0.1 million of redundant manufacturing expenses were incurred during the third quarter of fiscal 2008 as only limited production occurred at the one remaining Chicago area facility, excluding Elgin; and

•	$2.3 million in external contractor charges that were related to the acceleration of the equipment move from the existing Chicago area facilities to the new Elgin facility. Only $0.3 million of the $2.3 million total was incurred during the third quarter of fiscal 2008.
Operating Expenses
Selling and administrative expenses for the third quarter of fiscal 2008 increased to 11.6% of net sales from 11.3% of net sales for the third quarter of fiscal 2007. Selling expenses for the third quarter of fiscal 2008 were $7.8 million, a decrease of $0.3 million, or 3.6%, from the third quarter of fiscal 2007. The decrease is due primarily to $0.3 million reduction in advertising and promotion related expenses, a $0.2 million reduction in distribution related expenses and a $0.1 million reduction in broker commissions. These decreases were partially offset by a $0.2 million increase in incentive compensation related to the Sanfilippo Value Added Plan and a $0.1 million increase in depreciation related to the acceleration of depreciation for vehicles used in the Company’s former store-door delivery system. Selling expenses for the first thirty-nine weeks of fiscal 2008 were $26.3 million, a decrease of $3.9 million, or 12.8%, from the first thirty-nine weeks of fiscal 2007. The decrease is due primarily to a $1.7 million reduction in freight expense due to more customers picking up their orders at the Company’s facilities, a $0.8 million reduction in distribution expenses related primarily to the relocation of the Company’s Chicago area distribution center to the new Elgin facility, a $0.8 million reduction in advertising and promotion related expenses and a $0.4 million reduction in broker commissions. Administrative expenses for the third quarter of fiscal 2008 were $4.5 million, an increase of $0.6 million, or 14.0%, from the third quarter of fiscal 2007. This increase is due primarily to a $0.5 million increase in incentive compensation related to the implementation of the Sanfilippo Value Added Plan. Administrative expenses for the first thirty-nine weeks of fiscal 2008 were $14.2 million, an increase of $2.3 million, or 19.0%, from the first thirty-nine weeks of fiscal 2007. This increase is due primarily to a $0.9 million increase in consulting fees related to the Company’s profitability enhancement initiative and the design and implementation of the Sanfilippo Value Added Plan, a $0.5 million increase in salaries and a $1.1 million increase in incentive compensation related to the Sanfilippo Value Added Plan. Also included in operating expenses are restructuring costs of $0.4 million and $1.8 million for the third quarter of fiscal 2008 and the first thirty-nine weeks of fiscal 2008, respectively. The quarterly charge is comprised of $0.3 million of one-time severance expenses and $0.1 million of operating lease termination costs. The thirty-nine week charge is comprised of $1.2 million related to the discontinuance of the Company’s store-door distribution system, $0.3 million related to one-time severance expenses, $0.2 million related to the exit of a leased facility before termination date at a facility no longer utilized by the Company and $0.1 million of operating lease termination costs. Also included in operating expenses for the first thirty-nine weeks of fiscal 2007 is a gain of $3.0 million related to real estate sales.
Income (Loss) from Operations
Due to the factors discussed above, income from operations increased to $0.1 million, or 0.1% of net sales, for the third quarter of fiscal 2008, from a loss from operations of $6.0 million, or (5.6%) of net sales, for the third quarter of fiscal 2007. Due to the factors discussed above, income from operations increased to $5.7 million, or 1.4% of net sales, for the first thirty-nine weeks of fiscal 2008, from a loss from operations of $7.7 million, or (1.8%) of net sales, for the first thirty-nine weeks of fiscal 2007.
Interest Expense
Interest expense for the third quarter of fiscal 2008 decreased to $2.7 million from $2.9 million for the third quarter of fiscal 2007. The decrease in interest expense was due primarily to lower interest rates on the Company’s new credit facilities for the last half of the quarter. Interest expense for the first thirty-nine weeks of fiscal 2008 increased to $8.0 million from $6.3 million for the first thirty-nine weeks of fiscal 2007. Gross interest cost increased by $0.8 million, as no interest was capitalized during the first thirty-nine weeks of fiscal 2008 compared to $0.9 million during the first thirty-nine weeks of fiscal 2007. The increase in gross interest cost was due primarily to higher interest rates on the Company’s prior credit facilities.
Debt Extinguishment Costs
Debt extinguishment costs of $6.7 million were recorded for both the third quarter of fiscal 2008 and the first thirty-nine weeks of fiscal 2008. As a result of the Company’s refinancing completed during the third quarter of fiscal 2008, the Company was required to pay a $1.0 million debt extinguishment charge to the lenders under the Prior Credit Facility, pay a $5.2 million debt extinguishment charge to the noteholders under the Note Agreement and write off the $0.5 million in remaining unamortized balance of fees related to the Prior Credit Facility and Note Agreement.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.1 million for the third quarter of fiscal 2008 compared to $0.5 million for the third quarter of fiscal 2007. Net rental and miscellaneous expense was $0.0 million for the first thirty-nine weeks of fiscal 2008 compared to $0.6 million for the first thirty-nine weeks of fiscal 2007.
Income Tax Benefit
Income tax expense was $0.6 million, or 6.5% of loss before income taxes, for the third quarter of fiscal 2008 compared to $3.3 million, or 35.0%, for the third quarter of fiscal 2007. Income tax benefit was $0.5 million, or 5.4% of loss before income taxes, for the first thirty-nine weeks of fiscal 2008 compared to $5.2 million, or 35.7%, for the first thirty-nine weeks of fiscal 2007. The Company has no ability to carry back losses to prior years, since losses were experienced for fiscal 2006 and fiscal 2007. The tax benefit for the first thirty-nine weeks of fiscal 2008 was limited to the extent that deferred tax liabilities exceeded deferred tax assets. Accordingly, no tax benefit may be recognized if a loss occurs in the fourth quarter of fiscal 2008. As of March 27, 2008, the Company has a valuation allowance of approximately $5.3 million.
Net Loss
Net loss was $8.8 million, or $0.82 per common share (basic and diluted), for the third quarter of fiscal 2008, compared to $6.1 million, or $0.58 per common share (basic and diluted), for the third quarter of fiscal 2007. Net loss was $8.6 million, or $0.81 per common share (basic and diluted), for the first thirty-nine weeks of fiscal 2008, compared to a net loss of $9.4 million, or $0.89 per common share (basic and diluted), for the first thirty-nine weeks of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund the Company’s current operations, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those referred to under Part II, Item 1A, “Risk Factors”. The primary sources of cash are results of operations and availability under the Company’s New Credit Facility.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts the Company sells. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $11.6 million for the first thirty-nine weeks of fiscal 2008 compared to $2.3 million for the first thirty-nine weeks of fiscal 2007. The increase is due primarily to improved operating results and reductions in inventory levels.
Plans To Continue as a Going Concern
The ability of the Company to continue as a going concern is dependent on the ability of the Company to return to levels of profitability and to achieve the necessary cash flows to meet the restrictive covenants associated with the new financing arrangements in the near term. The Company secured new financing during the third quarter of fiscal 2008 comprised of a revolving credit facility and a mortgage term loan. The new revolving credit facility contains one restrictive financial covenant, which the Company currently believes will be attainable, however compliance is dependent upon maintaining a $15.0 million level of excess availability under the revolving credit facility and achieving a certain fixed charge coverage ratio if the $15.0 million level of excess availability is not met. The ability of the Company to meet the restrictive covenants under the new revolving credit facility could be adversely affected if the Company’s profitability and cash flows do not improve as a result of its restructuring activities and consolidation of facilities. The mortgage term loan is collateralized by certain real property and fixtures and is subject to a minimum net worth requirement of $110.0 million. The new financing arrangements should provide the Company with increased flexibility to accomplish its objectives and improve future financial performance.
The extent of the Company’s losses in fiscal 2006 and 2007, the non-compliance with restrictive covenants under the previous primary financing facilities and uncertainty surrounding future profitability and cash flows with respect to the Company’s ability to meet the restrictive covenants associated with the new financing arrangements in the near term raise substantial doubt with respect to the Company’s ability to continue as a going concern. In order for the Company to continue as a going concern, it must be able to achieve the expected future profitability and cash flows, and the excess availability levels that are in accordance with the restrictive covenants contained in the Company’s new financing arrangements for at least a twelve month period. The significant losses incurred for fiscal 2006 and the first half of fiscal 2007 were caused in large part by the decline in the market price for almonds after the 2005 crop was procured. Sales of the 2005 almond crop were completed in November 2006 (the second quarter of fiscal 2007). Almond profit margins returned to normal historical levels in December 2006. The Company no longer purchases almonds directly from growers and discontinued its almond handling operation conducted at its Gustine, California facility during the third quarter of fiscal 2007. The Company decided to discontinue its almond handling operation in order to reduce the commodity risk that had such a significant negative financial impact in fiscal 2006 and to eliminate the significant labor costs associated with processing almonds purchased directly from growers that could not be recovered completely when the almonds were sold. While the decline in the market price of the 2005 crop almonds negatively affected the Company’s profitability through the first half of fiscal 2007, the loss incurred during the last half of fiscal 2007 was due primarily to insufficient sales volume and expenses related to the Company’s relocation of its Chicago area operations to its new facility in Elgin, Illinois.
The Company’s financial performance has improved in fiscal 2008. The loss before income taxes was $9.1 million, including $6.7 million of debt extinguishment costs, for the first thirty-nine weeks of fiscal 2008 compared to $14.7 million for fiscal 2007. The loss before income taxes for the first thirty-nine weeks of fiscal 2008 also contains certain unusual or infrequent expenses in addition to the debt extinguishment costs, including:
•	$7.0 million increase in unfavorable labor and efficiency variances over the first thirty-nine weeks of fiscal 2007, which was primarily related to the shut down and start up costs for production lines that were moved from the existing facilities and installed in the new Elgin facility. The increase was only $1.0 million for the third quarter of fiscal 2008 over the third quarter of fiscal 2007 as Elgin production is stabilizing;

•	$2.5 million in estimated redundant manufacturing expenses as production activities occurred at the existing Chicago area facilities while the manufacturing spending in the new Elgin facility reflected increased production levels. Only $0.1 million of redundant manufacturing expenses were incurred during the third quarter of fiscal 2008 as only limited production occurred at the one remaining Chicago area facility, excluding Elgin;

•	$2.3 million in external contractor charges that were related to the acceleration of the equipment move from the existing Chicago area facilities to the new Elgin facility. Only $0.3 million of the $2.3 million total was incurred during the third quarter of fiscal 2008;

•	$1.2 million in restructuring charges related to the discontinuance of the Company’s store-door distribution system, $0.4 million in severance expenses, $0.3 million in inventory write-downs related to the discontinuance of low volume sales items and $0.2 million in restructuring charges related to the exit of a leased facility before the termination date at a facility no longer utilized by the Company; and

•	$0.9 million in consulting fees related to the Company’s profitability enhancement initiative, the implementation of a new sales analysis system and the design and implementation of a Sanfilippo Value Added Plan, which will reward plan participants in connection with year-over-year improvement in the Company’s after-tax net operating financial performance in excess of the Company’s annual cost of capital.
During the fourth quarter of fiscal 2007, the Company conducted an intensive review of walnut operations at its Gustine, California facility and created an action plan to reduce waste and loss in the shelling operation. This plan, which includes new equipment, is substantially completed. Management has developed and will continue to develop action plans at all facilities to reduce manufacturing expenses. Management also accelerated the move of equipment from its Chicago area facilities to the new Elgin facility. The Company has ceased operations at two of its three old Chicago area facilities. Activities at the lone remaining facility should be transferred to the Elgin facility by August 2008 versus the original schedule of the end of calendar 2008. While additional costs were incurred during the first thirty-nine weeks of fiscal 2008 in connection with the accelerated move, the acceleration is expected to generate net cost savings. The Company also expects to achieve operational efficiencies, once all production is integrated into the new facility.
Management further addressed the Company’s ability to continue as a going concern by conducting profitability reviews of all items sold to customers. The Company engaged a profitability enhancement consultant (which was a requirement relating to the waivers received from the lenders under the Company’s previous primary financing facilities for non-compliance with financial covenants for the third quarter of fiscal 2007) to assist in this process and in the Company’s forecasting procedures. The result of this profitability review led to price increases for many items and the eventual discontinuance of approximately 1,200 other items, or approximately 30% of the number of items sold by the Company, during the third quarter of fiscal 2008. The Company believes that annual net sales could decrease approximately $20.0 million as a result of the discontinuance of these items. Also, in the first two months of calendar 2008, the Company terminated approximately 80 employees, approximately 5% of its work force, pursuant to an initiative separate from the store-door discontinuance described below. These terminations were possible due to the Company’s initiatives, such as consolidating all Chicago area activities at Elgin and discontinuing 1,200 items. The Company expects to save approximately $4.0 million in payroll and related benefits annually as a result of the work force reduction.
The Company terminated its store-door distribution system in January 2008 as a result of its determination that it is no longer profitable to ship products to customers through its store-door distribution system. In connection with the discontinuance of the store-door delivery system, the Company terminated nine employees. The Company has contacted its larger grocery customers who are receiving products through this mode of distribution and requested that products be shipped directly to their distribution centers. Based upon positive customer response, the Company believes that many of these customers will accept this change in distribution, and consequently, the Company anticipates that approximately 50% of the $2.5 million in sales made in calendar 2007 through its store-door distribution system will migrate to other distribution channels. However, there can be no assurances in this regard.
While the initiatives described above are expected to improve efficiencies and generate cost savings, the Company cannot endure further sales volume reductions if it is to return to historical levels of profitability and realize the benefits originally expected from the Company’s new facility. The Company is actively developing plans, especially for its Fisher brand, with the intention of increasing sales and gross margin. As a result of these efforts, the Company secured additional private label business that generated over $25 million in sales during the first thirty-nine weeks of fiscal 2008. Other new business opportunities are being pursued across all of the Company’s distribution channels.

Management believes that the implementation of the initiatives described above should enhance future operating performance; however, the discontinuance of the almond handling operation has contributed to a decrease in net sales and the efforts to reduce unprofitable items will likely lead to an additional decline in net sales, which could, among other things, negatively impact the Company’s ability to benefit from the facility consolidation project.
In summary, management believes that the steps that it has taken and will take to improve operating performance should enhance its ability to return to historic levels of profitability.
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
The New Credit Facility matures on February 7, 2013. At the election of the Company, borrowings under the New Credit Facility accrue interest at a rate, the weighted average of which was 5.21% at March 27, 2008, determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $2.0 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of March 27, 2008, the weighted average interest rate for the New Credit Facility was 5.21%. The terms of the New Credit Facility contain covenants that require the Company to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). In the event that loan availability under the Borrowing Base Calculation falls below $15.0 million, the Company will be required to maintain a specified fixed charge coverage ratio, tested on a quarterly basis. As of March 27, 2008, the Company had $26.5 million of available credit under the New Credit Facility. The Company would not have been in compliance with the required fixed charge coverage ratio which would have been applicable had the availability been under $15.0 million. The New Credit Facility does not include a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Credit Lenders are entitled to require immediate repayment of the Company’s obligations under the New Credit Facility in the event of default on the payments required under the New Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by the Company under the New Credit Facility (including a default under the Mortgage Facility).
As of March 27, 2008, letters of credit, attributable to obligations totaling $8.0 million, were still held by the Company’s former bank. Because of the refinancing and the resultant bank change, the Company was required to deposit $10.2 million in cash with this former lender as collateral for the letters of credit. The remaining balance of $8.0 million of these funds has been classified as restricted cash on the balance sheet as of March 27, 2008. The Company currently anticipates that these letters of credit will be transferred to the New Credit Facility by the end of fiscal 2008, and these funds will be used to pay down the New Credit Facility.
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
The terms of the Mortgage Facility contain covenants that require the Company to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. In the event that the Original Site is sold pursuant to the sales contract that is currently pending, the Company will be required to deposit the gross proceeds into an interest-bearing escrow with the Mortgage Lender. As of January 1, 2009, the Mortgage Lender has the right to either (i) apply all or a portion of such proceeds to prepay the outstanding balance of Tranche B, with the excess, if any, and accrued interest going to the Company or (ii) retain such proceeds and all accrued interest for such additional period as it deems prudent. The Mortgage Lender is entitled to require immediate repayment of the Company’s obligations under the Mortgage Facility in the event the Company defaults in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by the Company under the Mortgage Facility. Since the Company believes that it will be in compliance with the restrictive covenants under the Mortgage Facility for the foreseeable future, $34.0 million has been classified as long-term debt as of March 27, 2008. This amount represents scheduled payments due under Tranche A beyond twelve months of March 27, 2008.
As of March 27, 2008, the Company had $5.5 million in aggregate principal amount of industrial development bonds (“IDB Bonds”) outstanding, which was originally used to finance the acquisition, construction and equipping of the Company’s Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, the Company is required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by the Company at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by the Company for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit held by the lenders of the Prior Credit Facility (the “IDB Letter of Credit”); or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by the Company. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by the Company upon demand by the lenders under the Prior Credit Facility. In addition, the Company is required to redeem the bonds in varying annual installments, ranging from $0.3 million in fiscal 2007 to $0.8 million in fiscal 2017. The Company is also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. The Company has the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any. Currently, one of the lenders of the Prior Credit Facility holds the IDB Letter of Credit. In connection with the New Credit Facility, the Company submitted cash collateral to the lenders’ agent for the Prior Credit Facility in the amount of the IDB Letter of Credit, and agreed to move the IDB Letter of Credit to one of the lenders of the New Credit Facility. Once the IDB Letter of Credit is moved to one of the Credit Lenders of the New Credit Facility, the cash collateral held by the lenders’ agent for the Prior Credit Facility will be released and paid to the Credit Lenders for application to the New Credit Facility.
In September 2006, the Company sold its Selma, Texas properties to two related party partnerships for $14.3 million and is leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated the Company’s carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, the Company has an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted similarly to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, the Company determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. As of March 27, 2008, $13.9 million of the debt obligation was outstanding.
Capital Expenditures
The Company spent $10.9 million on capital expenditures during the first thirty-nine weeks of fiscal 2008 compared to $33.1 million during the first thirty-nine weeks of fiscal 2007. The decrease in capital expenditures is due to the completion of capital expenditures for the facility consolidation project. Additional capital expenditures for fiscal 2008 are not expected to be significant.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These new standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on its consolidated financial statements.
FORWARD LOOKING STATEMENTS
The statements contained in this filing that are not historical (including statements concerning the Company’s expectations regarding market risk) are “forward looking statements”. These forward looking statements are identified by the use of forward looking words and phrases such as “intends”, “may”, “believes” and “expects”, and represent the Company’s present expectations or beliefs concerning future events. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. The Company cautions that such statements are qualified by important factors, including the factors referred to at Part II, Item 1A — “Risk Factors”, that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events which may be subject to circumstances beyond the Company’s control. Consequently, results actually achieved may differ materially from the expected results included in these statements. Among the factors that could cause results to differ materially from current expectations are: (i) if the Company sustains losses, the ability of the Company to continue as a going concern; (ii) a decrease in sales activity for the Company’s products, including a decline in sales to one or more key customers; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and routine bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where the Company is financially responsible for such losses; (v) the Company’s ability to lessen the negative impact of competitive and pricing pressures; (vi) the potential for lost sales or product liability if the Company’s customers lose confidence in the safety of the Company’s products or are harmed as a result of using the Company’s products; (vii) risks and uncertainties regarding the Company’s facility consolidation project; (viii) sustained losses, which would have a material adverse effect on the Company; (ix) the ability of the Company to satisfy its customers’ supply needs; (x) the ability of the Company to retain key personnel; (xi) the potential negative impact of government regulations, including the 2002 Farm Bill and the Public Health Security and Bioterrorism Preparedness and Response Act; (xii) the Company’s ability to do business in emerging markets; (xiii) the Company’s ability to properly measure and maintain its inventory; (xiv) increases in general transportation costs and other economic conditions; and (xv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control.
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
Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)) as of March 27, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at the reasonable assurance level due to the material weakness described below that was disclosed in the Company’s Form 10-K for 2007 and that continued to exist at March 27, 2008.
The Company did not maintain effective controls to ensure the completeness and accuracy of financial forecast information communicated within the organization on a timely basis. Specifically, there are insufficient financial forecast controls to ensure accurate forecasts and adequate sharing of information between the accounting, sales and operating departments of the Company to (i) properly assess its ability to comply with future debt covenant requirements, in order to properly classify debt in the balance sheet and provide accurate disclosures regarding debt covenant compliance, or (ii) forecast future cash flows or operating results for long-lived asset impairment assessment or deferred income tax valuation allowance consideration. Additionally, the Company has not established the organizational infrastructure to properly support the financial forecast and forecast monitoring process. This control deficiency resulted in the restatement of the 2006 consolidated financial statements, affecting the classification of long-term debt, valuation allowance associated with state tax net operating loss carryforwards and disclosures relating to the Company’s ability to continue as a going concern. This control deficiency could result in a misstatement of the aforementioned account balances and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness at March 27, 2008.
The Company’s management is in the process of remediating this material weakness through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of its consolidated statements. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.
Remediation Plan for Material Weaknesses
The Company hired a manager of forecasting, planning and analysis reporting to the chief financial officer during the first quarter of fiscal 2008. This person has extensive experience in this area and is now responsible for the development and monitoring of the Company’s forecasting procedures. Outside consultants were utilized in developing the Company’s financial plan for fiscal 2008. Comparison of actual results for the first thirty-nine weeks of fiscal 2008 with the initial plan revealed a higher degree of accuracy than was experienced in prior years. The Company expects to continue to refine its forecasting procedures to enable the reliance of forecasting procedures in financial and accounting decision making.

Changes in Internal Control over Financial Reporting
As discussed above in “Remediation Plan for Material Weaknesses”, the Company has implemented improvements in its internal control over financial reporting during the quarter ended March 27, 2008. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 27, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2007, which could materially affect the Company’s business, financial condition or future results should be considered. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 28, 2007 during the first thirty-nine weeks of fiscal 2008, with the exception of the following: The Company has expanded the risk factor relating to the company’s facility consolidation project entitled “Risks and Uncertainties Regarding Facility Consolidation Project” to include the following disclosure:
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
The Company is also including the following risk factor:

General Economic Conditions Could Significantly Affect the Company’s Financial Results.
General economic conditions and the possibility of an economic recession could significantly affect the Company’s financial condition. General economic conditions, any of which could have a material adverse effect on the Company’s operations and financial condition, include higher inflation, the weak dollar, increased commodity costs, unforeseen changes in consumer demand or buying patterns, and general transportation and fuel costs.
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2008.

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