Form 10-K
period 2008-06-26
SANFILIPPO JOHN B & SON INC
filed 2008-08-28
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 26, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-19681
JOHN B. SANFILIPPO & SON, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-2419677 (I.R.S. Employer Identification Number)
1703 North Randall Road
Elgin, Illinois 60123
(Address of Principal Executive Offices, Zip Code)
Registrant’s telephone number, including area code: (847) 289-1800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     The aggregate market value of the voting Common Stock held by non-affiliates was $62,473,445 as of December 27, 2007 (7,858,295 shares at $7.95 per share).
     As of August 28, 2008, 8,016,699 shares of the Company’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the Company’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.
Documents Incorporated by Reference:
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 30, 2008 are incorporated by reference into Part III of this Report.

PART I
Item 1 — Business
a. General Development of Business
     (i) Background
John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “our company” refer collectively to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBSS Properties, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2009, 2008, 2007 and 2006 are to the fiscal years that will end, or ended, June 25, 2009, June 26, 2008, June 28, 2007 and June 29, 2006, respectively.
We are one of the leading processors and marketers of tree nuts and peanuts in the United States. These nuts are sold under a variety of private labels and under the Fisher, Flavor Tree, Sunshine Country and Texas Pride brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products.
Our Internet website is accessible to the public at http://www.jbssinc.com. Information about us, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge through our Internet website as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission (the “SEC”). Our materials filed with the SEC are also available on the SEC’s website at http://www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s public reference room at 450 Fifth St., NW, Washington, DC 20549. The public may obtain information about the reference room by calling the SEC at 1-800-SEC-0330.
Our headquarters and executive offices are located at 1703 North Randall Road, Elgin, Illinois 60123, and our telephone number for investor relations is (847) 289-1800, extension 4612.
     (ii) Facility Consolidation Project
In August 2008, we completed the consolidation of our Chicago-based facilities into a new facility in Elgin, Illinois (the “New Site”). As part of the facility consolidation project, on April 15, 2005, we closed on the $48.0 million purchase of the New Site. We transferred our primary Chicago area distribution facility from a leased location to the New Site in July 2006. Processing operations began at the New Site in the second quarter of fiscal 2007, with operations moving from the existing Chicago area locations, and new equipment installed, from the second quarter of fiscal 2007 through the end of August 2008. Our headquarters were relocated to the New Site in February 2007.
The facility consolidation project has generated cost savings through the elimination of redundant costs, such as interplant freight. However, we have not yet realized the expected improvements in manufacturing efficiencies. Also, the New Site is designed to accommodate an increase in production capacity of 25% to 40% in part because the New Site provides substantially more square footage than the aggregate space previously available in our Chicago area facilities. The facility consolidation project will allow us to pursue certain new business opportunities that were not previously available to us due to lack of production capacity. However, the benefits of the facility consolidation project will not be realized as expected unless our sales volume improves in the future. Some of the initiatives that we implemented in fiscal 2008 to improve our operating performance, such as eliminating production of unprofitable products, have decreased our sales volume. The decrease in sales volume has in the past and may in the future negatively impact our ability to benefit from the facility consolidation project. If we are unable to obtain a sufficient level of new profitable sales, our ability to benefit from the facility consolidation project and our financial performance will be negatively impacted. See Part I, Item 1A — “Risk Factors”.

     (iii) Real Estate Transactions
In furtherance of our facility consolidation project, we sold our previously owned Chicago area facilities in July 2006. One such Chicago area facility (the Busse Road facility) was owned partially by us and partially by a related party partnership. The portion of the Busse Road property that we owned was sold to the related party partnership in July 2006. The related party partnership then sold the Busse Road property to a third party, which leased back the property to us through December 2007.
Also in July 2006, we sold our Arlington Heights and Arthur Avenue facilities and leased back the facilities from the purchaser. The Arlington Heights facility is being leased back by us pursuant to a lease which went through December 2008. However, we vacated the Arlington Heights facility during the second quarter of fiscal 2008 and recognized the remaining lease liability of $0.2 million as restructuring expense. The Arthur Avenue facility was leased back by us through August 2008. We will vacate the Arthur Avenue facility at the end of August 2008.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value, which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting.
     (iv) Credit Facilities
On February 7, 2008, we entered into a Credit Agreement with a new bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “New Credit Facility”). Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The New Credit Facility and Mortgage Facility replaced our prior revolving credit facility (the “Prior Credit Facility”) and long-term financing facility (the “Prior Note Agreement”), and were secured, in part, in order to generally obtain more flexible covenants than those associated with the Prior Note Agreement and Prior Credit Facility, which we were not in full compliance with during the first three quarters of fiscal 2008. We currently expect to be in compliance with all financial covenants under the New Credit Facility and Mortgage Facility for the foreseeable future. See Item 1A —“Risk Factors.”
The New Credit Facility is secured by substantially all of our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin real property includes almost all of an original site (the “Original Site”) that was purchased prior to our purchase of the New Site. When we entered into the New Credit Facility and Mortgage Facility, we paid all amounts due under, and terminated the Prior Credit Facility and prepaid all amounts due under the Prior Note Agreement. As a result of the refinancing, we were required to pay a $1.0 million debt extinguishment charge to the lenders under the Prior Credit Facility, pay a $5.2 million debt extinguishment charge to the noteholders under the Prior Note Agreement and write off the $0.5 million in remaining unamortized balance of fees related to the Prior Credit Facility and Prior Note Agreement. These charges were recorded in the third quarter of fiscal 2008.
The New Credit Facility matures on February 7, 2013. At our election, borrowings under the New Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or (ii) a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of June 26, 2008, the weighted average interest rate for the New Credit Facility was 5.00%. The terms of the New Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $15.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. The New Credit Facility does not include, among other things, a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Bank Lenders are entitled to require immediate repayment of our obligations under the New Credit Facility in the event of default on the payments required under the New Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the New Credit Facility (including a default under the Mortgage Facility). As of June 26, 2008, we were in compliance with all covenants under the New Credit Facility and we currently expect to be in compliance with the financial covenant in the New Credit Facility for the foreseeable future. See Item 1A —“Risk Factors.” As of June 26, 2008, we had $36.5 million of available credit under the New Credit Facility.
The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. Such interest rate may be reset by the Mortgage Lender on March 1, 2018 (the “Tranche A Reset Date”). Monthly principal payments in the amount of $0.2 million commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest at a floating rate of one month LIBOR plus 5.50% per annum, payable monthly. The margin on such floating rate may be reset by the Mortgage Lender on March 1, 2010 and every two years thereafter (each, a “Tranche B Reset Date”); provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on and after March 1, 2016. Monthly principal payments in the amount of $0.05 million commenced on June 1, 2008.
On the Tranche A Reset Date and each Tranche B Reset Date, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion.  With respect to Tranche A, if we do not accept the reset rate, Tranche A will become due and payable on the Tranche A Reset Date, without prepayment penalty. With respect to Tranche B, if we do not accept the reset rate, Tranche B will be due and payable on the Tranche B Reset Date, without prepayment penalty.  There can be no assurances that the reset interest rates for each of Tranche A and Tranche B will be acceptable to us.  If the reset interest rate for either Tranche A or Tranche B is unacceptable to us and we (i) do not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Rate, as applicable, or (ii) are unable to refinance amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Rate, as applicable, on terms more favorable than the reset interest rates, then such reset interest rates could have a material adverse effect on our financial condition, results of operations and financial results.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Original Site; however, the Mortgage Lender has given its prior consent to the sale of the Original Site under certain terms and conditions. Specifically, in the event that the Original Site is sold prior to January 1, 2009 pursuant to a sales contract that is currently pending, we will be required to deposit the gross proceeds into an interest-bearing escrow with the Mortgage Lender. Then, on January 1, 2009, the Mortgage Lender has the right to either (i) apply all or a portion of such proceeds to prepay the outstanding balance of Tranche B, with the excess, if any, and accrued interest going to us or (ii) retain such proceeds and all accrued interest as collateral for such additional period as it deems prudent. After January 1, 2009 (or prior to January 1, 2009 if pursuant to a different proposal other than the pending contract), we must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. All amounts outstanding are recorded as current liabilities as of June 26, 2008. The Mortgage Facility does not include, among other things, a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 26, 2008, we were in compliance with all covenants under the Mortgage Facility. Since we currently believe that we will be in compliance with the financial covenant under the Mortgage Facility for the foreseeable future, $33.4 million has been classified as long-term debt as of June 26, 2008. See Item 1A —“Risk Factors.” This amount represents scheduled principal payments due under Tranche A beyond twelve months of June 26, 2008.
     (v) Restructuring Initiatives
On January 22, 2008 and February 1, 2008, we announced two separate restructuring initiatives designed to reduce operating costs by eliminating underperforming products and the number of employees required as a result of our facility consolidation project, which we completed in August 2008. We recognized $1.8 million of restructuring expenses in fiscal 2008 as a result of the initiatives, which focused on the following three primary areas:

Sales Profitability Review
We completed a sales profitability review and in connection therewith sales prices were increased to the extent feasible with respect to certain underperforming products. In addition, as part of this review, we discontinued approximately 1,200 products, which contributed to a decrease in our sales volume; however, absent other considerations and influences, our overall profitability is currently expected to increase for the near term. In order to achieve profitability for the long term we need to, among other things, achieve profitable volume growth. See Item 1A —“Risk Factors.” We reduced our total number of employees by approximately 80 as a result of these restructuring initiatives, which resulted in $0.3 million of one-time severance expense recorded in the third quarter of fiscal 2008, all of which was paid in fiscal 2008. We expect to save approximately $4.0 million annually in payroll and related benefits as a result of the workforce reduction. We anticipate no further restructuring or related charges related to the sales profitability review initiative.
Elimination of Store-Door Delivery System
We previously distributed our products to approximately 300 convenience stores, supermarkets and other retail customer locations through a store-door delivery system. Under this system, we used a fleet of step-vans to market and distribute nuts, snacks and candy directly to retail customers on a store-by-store basis. Store-door delivery sales were $2.5 million for calendar 2007 and have declined annually in recent years as fewer customers required this type of service. We ceased distributing products using the store-door delivery system on January 22, 2008. A majority of the store-door delivery system sales have migrated to our other distribution methods. In connection with the discontinuance of the store-door delivery system, we terminated nine employees. The store-door discontinuance required us to recognize a total estimated cost of $1.3 million during the second quarter of fiscal 2008, $1.2 million of which related to the estimated cost to withdraw from a multiemployer pension plan for the step-van drivers. The multiemployer obligation, which is based on the previous estimate calculated by the plan, will be subject to final determination with the union and is expected to be settled sometime during fiscal year 2009. All other charges were fully settled as of June 26, 2008.
Facility Consolidation Project
In August 2008, we completed the consolidation of all our Chicago area facilities into the New Site. This consolidation has allowed us to eliminate redundant costs by being able to operate at a single facility. Due to the early completion of the consolidation, we ceased the use of the Arlington Heights facility before the lease termination date. As a result, we recorded a lease termination charge of $0.2 million during the second quarter of fiscal 2008. We will vacate our remaining Elk Grove Village facility at the lease termination date at the end of August 2008.
b. Segment Reporting
We operate in a single reportable operating segment that consists of selling various nut products through multiple distribution channels.
c. Narrative Description of Business
     (i) General
As stated above, we are one of the leading processors and marketers of tree nuts and peanuts in the United States. Through a deliberate strategy of capital expenditures and complementary acquisitions, we have built a vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers, shelling, processing, packing and marketing. Vertical integration allows us to enhance product quality and, in most crop years, to capture additional processing margins with respect to pecans, peanuts and walnuts. In the past, our vertically integrated business model has worked to our advantage. Our vertically integrated model, however, can under certain circumstances result in poor earnings or losses. See Item 1A — “Risk Factors”.
Our products are sold through the major distribution channels to significant buyers of nuts, including food retailers, industrial users for food manufacturing, food service companies and international customers. Selling through a wide array of distribution channels allows us to generate multiple revenue opportunities for the nuts we process. For example, whole cashews could be sold to food retailers and cashew pieces could be sold to industrial users. We process and sell all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds in a wide variety of package styles, whereas most of our competitors focus either on fewer nut types or narrower varieties of packaging options. We process all major nut types, thus offering our customers a complete nut product offering.

     (ii) Principal Products
Our principal products are raw and processed nuts. These products accounted for approximately 91.8%, 92.2% and 92.7% of our gross sales for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The nut product line includes peanuts, almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. Our nut products are sold in numerous package styles and sizes, from poly-cellophane packages, composite cans, vacuum packed tins, plastic jars and glass jars for retail sales, to large cases and sacks for bulk sales to industrial and food service customers. In addition, we offer our nut products in a variety of different styles and seasonings, including natural, blanched, oil roasted, dry roasted, unsalted, honey roasted, flavored, spicy, butter toffee, praline and cinnamon toasted. We sell our products domestically to retailers and wholesalers as well as to industrial, food service and contract packaging customers. We also sell certain of our products to foreign customers in the retail, food service and industrial markets.
We acquire a substantial portion of our peanut, pecan and walnut requirements directly from domestic growers. The balance of our raw nut supply is purchased from importers, traders and domestic processors. In fiscal 2008, the majority of our peanuts, pecans and walnuts were shelled at one of our four shelling facilities, and the remaining portion were purchased shelled from processors. See “Raw Materials and Supplies” and Item 2(b) — “Properties — Manufacturing Capability, Utilization, Technology and Engineering” below.
We manufacture and market peanut butter in several sizes and varieties, including creamy, crunchy and natural. We also market and distribute, and in many cases process and manufacture, a wide assortment of other food and snack products. These other products include: snack mixes, salad toppings, natural snacks, trail mixes, dried fruit and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients sold to retailers, wholesalers, industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of corn snacks, sunflower seeds, snack mixes, sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.
     (iii) Customers
We sell products to approximately 1,750 customers, including approximately 100 international accounts. Retailers of our products include grocery chains, mass merchandisers, drug store chains, convenience stores and membership clubs. Sales to Wal-Mart Stores, Inc. accounted for approximately 19%, 20% and 19% of our net sales for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Wholesale distributors purchase products from us for resale to regional retail grocery chains and convenience stores. Our industrial customers include bakeries, ice cream and candy manufacturers and other food and snack processors. Food service customers include hospitals, schools, universities, airlines, retail and wholesale restaurant businesses and national food service franchises. In addition, we package and distribute products manufactured or processed by others.
     (iv) Sales and Distribution
We market our products through our own sales department and through a network of approximately 120 independent brokers and various independent distributors and suppliers.
We distribute products from our Illinois, Georgia, California, North Carolina and Texas production facilities and from public warehouse and distribution facilities located in various other states. The majority of our products are shipped from our production, warehouse and distribution facilities by contract and common carriers.
In the Chicago area, we operate an outlet store at our production facility and at four other locations. These stores sell bulk foods and other products produced by us and other vendors.
     (v) Marketing
Marketing strategies are developed by distribution channel. Private label and branded consumer efforts are focused on building brand awareness, introducing new products, attracting new customers and increasing consumption in the snack and baking nut categories. Industrial and food service efforts are focused on trade-oriented marketing.

Our consumer promotional campaigns include newspaper and radio advertisements, coupon offers and co-op advertising with select retail customers. We also conduct integrated marketing campaigns using multiple media outlets for the promotion of the Fisher brand, including sports marketing. Additionally, shipper display units are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume.
Industrial and food service trade promotion includes attending regional and national trade shows, trade publication advertising and one-on-one marketing. These promotional efforts highlight our processing capabilities, broad product portfolio, product customization and packaging innovation. Additionally, we have established a number of co-branding relationships with industrial customers.
Through participation in several trade associations, funding of industry research and sponsorship of educational programs, we support efforts to increase awareness of the health benefits, convenience and versatility of nuts as both a snack and a recipe ingredient among existing and future consumers of nuts.
     (vi) Competition
Our nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, Planters, Ralcorp Holdings, Inc., Diamond Foods, Inc. and numerous regional snack food processors. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. The combination of our vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength and distribution model generally enable us to compete effectively in each of these categories. See Item 1A — “Risk Factors” below.
     (vii) Raw Materials and Supplies
We purchase nuts from domestic and foreign sources. In fiscal 2008, all of our walnuts and almonds were purchased from domestic sources. The great majority of peanuts were also purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. For fiscal 2008, approximately 24% of our nut purchases were from foreign sources.
Competition in the nut shelling industry is driven by shellers’ ability to access and purchase raw nuts, to shell the nuts efficiently and to sell the nuts to processors. We shell all major domestic nut types, with the exception of almonds, and are among a select few shellers who further process, package and sell nuts to the end-user. Raw material pricing pressure and the high cost of equipment automation have contributed to a consolidation among shellers across all nut types, especially peanuts and pecans.
We are generally vertically integrated with respect to pecans, peanuts and walnuts and, unlike our major retail competitors, who purchase nuts on the open market, we purchase a majority of our pecans, peanuts and walnuts directly from growers. For fiscal 2006 and the first half of fiscal 2007, during which we had a generally vertically integrated model with respect to almonds, our results of operations were severely impacted by a decline in the market price for almonds after entering into fixed price purchase contracts with growers before we entered into fixed price sales contracts with customers. In November 2006, we announced that we would no longer purchase almonds directly from growers and discontinued our almond handling operation at the Gustine, California facility during the first quarter of calendar 2007 when the processing of current crop year almonds purchased directly from growers was completed. We discontinued our almond handling operation in order to reduce commodity risk and to eliminate the significant labor costs associated with processing almonds that could not be recovered completely when the almonds were sold. The risks associated with vertical integration that contributed to our negative margins for almond sales also exist, to varying degrees, for pecans, peanuts and walnuts. See Item 1A — “Risk Factors” below.
We sponsor a seed exchange program under which we provide peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock inshell peanuts at harvest. Approximately 76% of the farmer stock peanuts we purchased in fiscal 2008 were grown from seed provided by us. We also contract for the growing of a limited number of generations of peanut seeds to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing. Our peanut seed is not genetically modified.

The availability and cost of raw materials for the production of our products, including pecans, peanuts, walnuts, almonds, other nuts, roasting oil, sugar, dried fruit, seeds and chocolate, are subject to crop size and yield fluctuations caused by factors beyond our control, such as weather conditions, plant diseases and changes in customer demand. These fluctuations can adversely impact our profitability. For example, our costs to acquire raw peanuts and cashews in fiscal 2008 increased, in part, due to adverse weather conditions. Additionally, the supply of edible nuts and other raw materials used in our products could be reduced upon a determination by the USDA or any other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.
Due, in part, to the seasonal nature of the industry, we maintain significant inventories of peanuts, pecans and walnuts at certain times of the year, especially in the second and third quarters of our fiscal year. Fluctuations in the market price of pecans, peanuts and walnuts and other nuts may affect the value of our inventory and thus our gross profit and gross profit margin. See “Introduction”, “Fiscal 2007 Compared to Fiscal 2006 — Gross Profit” under Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See also Part I, Item 1A — “Risk Factors”.
We purchase other inventory items, such as roasting oils, seasonings, plastic jars, labels, composite cans and other packaging materials, from related parties and third parties.
     (viii) Trademarks and Patents
We market our products primarily under private labels and the Fisher, Sunshine Country, Flavor Tree and Texas Pride brand names, which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other jurisdictions. We also own several patents of various durations. We expect to continue to renew for the foreseeable future those trademarks that are important to our business.
     (ix) Employees
As of June 26, 2008, we had approximately 1,500 full-time employees, including approximately 160 corporate staff employees. Our labor requirements typically peak during the last quarter of the calendar year, at which time temporary labor is generally used to supplement the full-time work force.
     (x) Seasonality
Our business is seasonal. Demand for peanut and tree nut products is highest during the last four months of the calendar year. Pecans and walnuts, two of our principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, our personnel requirements rise during the last four months of the calendar year. Our working capital requirements generally peak during the third quarter of our fiscal year. See Item 8 — “Financial Statements and Supplementary Data” and Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction”.
     (xi) Backlog
Because the time between order and shipment is usually less than three weeks, we believe that any backlog as of a particular date is not material to an understanding of our business as a whole.
     (xii) Operating Hazards and Uninsured Risks
The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, insects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. Although we (i) maintain what we believe to be rigid quality control standards, (ii) generally inspect our products by visual examination, metal detectors or electronic monitors at various stages of our shelling and processing operations for all of our nut and other food products, (iii) permit the USDA to inspect all lots of peanuts shipped to and from our peanut shelling facilities, and (iv) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we currently maintain product liability insurance of $2 million per occurrence and umbrella coverage of up to $50 million.
Item 1A — Risk Factors
We face a number of significant risks and uncertainties and therefore an investment in our common stock is subject to risks and uncertainties. Our business, results of operations and financial condition could be materially adversely affected by the factors described below. While each risk is described separately, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our business, results of operations and financial condition. Investors should consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to purchase our common stock.
We Cannot Control the Availability of Raw Materials and Market Price Fluctuations
The availability and cost of raw materials for the production of our products, including peanuts, pecans, almonds, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond our control, such as weather conditions, plant diseases, changes in customer demand and changes in government programs. Additionally, the supply of edible nuts and other raw materials used in our products could be reduced upon any determination by the United States Department of Agriculture (“USDA”) or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. Furthermore, we are not able to hedge against changes in commodity prices because no appropriate futures or other market to utilize for such purpose exists, and thus, shortages in the supply of and increases in the prices of nuts and other raw materials we use in our products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on our profitability. For example, our costs to acquire cashews and raw peanuts have recently increased, in part because of adverse weather conditions. We are currently uncertain as to whether or when we will be able to fully pass on this increase in our costs to our customers. Furthermore, fluctuations in the market prices of nuts may affect the value of our inventories and profitability. We have significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction”.
We Enter Into Fixed Price Commitments
The great majority of our industrial sales customers, and certain other customers, require us to enter into fixed price commitments with them. Such commitments represented approximately 20% of our annual net sales in fiscal 2008. In most cases, the fixed price commitments are entered into after our cost to acquire the nut products necessary to satisfy the fixed price commitments are substantially fixed. The commitments are for a fixed period of time, typically one year, but may be extended if remaining balances exist. However, sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition cost in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so, however, these fixed price commitments may result in reduced or negative gross profit margins that have a material adverse effect on our results of operations.
We have a Generally Vertically Integrated Model With Respect to Pecans, Peanuts and Walnuts
We have a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers. Our vertically integrated model has in the past resulted, and may in the future result, in significant losses because we are subject to the various risks associated with purchasing a majority of our pecans, peanuts and walnuts directly from growers, including the risk of purchasing such products from growers at prices that later, due to altered market conditions, prove to be above market prices. For example, our results of operations were adversely affected during fiscal 2006, during which we had a generally vertically integrated model with respect to almonds. The market prices for almonds declined significantly after we entered into fixed price purchase contracts directly with growers, but before fixed price sales contracts with customers were entered into. In order to retain customers and remain competitive, we felt it was imperative to sell the almonds at a loss. Accordingly, because we purchase a majority of our pecans, peanuts and walnuts directly from growers using fixed price contracts, some of which are entered into before harvest, there is a possibility that after we enter into the fixed price contracts, market conditions may change, and we will be forced to sell these nuts at a loss.

We Operate in a Competitive Environment
We operate in a highly competitive environment. Our principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than us, such as Planters and Ralcorp Holdings, Inc. For example, our Fisher brand has declined in market share in recent years in part because the companies who sell and market the other top branded nut products have committed significantly more resources to such brands when compared to the resources spent by us on our Fisher brand. Our retail competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing raw pecans, peanuts and walnuts directly from growers at fixed prices that later, due to altered market conditions prove to be above market prices. We also compete with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively, which may lower revenue per unit and cause declines in gross margin, if we are unable to increase unit volumes as well as reduce our costs.
We are Dependent Upon Certain Significant Customers
We are dependent on a few significant customers for a large portion of our total sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 40%, 40% and 38% of gross sales in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Wal-Mart alone accounted for approximately 19%, 20% and 19% of our net sales for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The loss of one of our largest customers, or a material decrease in purchases by one or more of our largest customers, would result in decreased sales and adversely impact our results of operations and cash flow.
We are Subject to Pricing Pressures
As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers are demanding lower pricing and increased promotional programs. Further, these customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions, particularly if buying techniques such as reverse internet auctions increase in popularity. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages. Our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products, any of which would adversely affect our gross profit and gross profit margin.
Food Safety and Product Contamination Concerns Could Have a Material Adverse Effect on Us
We could be adversely affected if consumers in our principal markets lose confidence in the safety of nut products, particularly with respect to peanut and tree nut allergies. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of our nut products, including consumption of other companies’ products containing our products as an ingredient. Notwithstanding existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters may discourage consumers from buying our products, cause production and delivery disruptions, or result in product recalls. In addition, the cooling system at the Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at the Elgin, Illinois facility could be destroyed.
Product Liability and Product Recalls May Have a Material Adverse Effect on Us
We face risks associated with product liability claims and product recalls in the event our food safety and quality control procedures fail and our products cause injury or become adulterated or misbranded. In addition, we do not control the labeling of other companies’ products containing our products as an ingredient. A product recall of a sufficient quantity, a significant product liability judgment against us, or other safety concerns could cause our products to be unavailable for a period of time and could result in a loss of consumer confidence in our products. These kinds of events, were they to occur, would have a material adverse effect on demand for our products and, consequently, our results of operations and cash flows.

We are Dependent on Certain Key Personnel
Our future success will be largely dependent on the personal efforts of our senior operating management team, including Jeffrey T. Sanfilippo, Chief Executive Officer, Michael J. Valentine, Chief Financial Officer and Group President, James A. Valentine, Chief Information Officer and Jasper B. Sanfilippo, Jr., Chief Operating Officer and President, who have assumed management of the day-to-day operation of our business over the past three years. In addition, our success also depends on the talents of Everardo Soria, Senior Vice President Pecan Operations and Procurement, Walter R. Tankersley, Jr., Senior Vice President Industrial Sales and Michael G. Cannon, Senior Vice President of Corporate Operations. We believe that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to our growth and success. We have not entered into an employment agreement with any of these individuals, nor do we have key officer insurance coverage policies in effect. The loss of the services of any of these individuals could have a material adverse effect on our business and prospects if we were unable to identify a suitable candidate to replace any such individual. Our success is also dependent upon our ability to attract and retain additional qualified marketing, technical and other personnel, and there can be no assurance that we will be able to do so.
We are Subject to Risks and Uncertainties Regarding Our Facility Consolidation Project
The facility consolidation project, for which we have invested a total of over $100 million, may not result in significant cost savings or increases in efficiency, or allow us to increase our production capabilities to meet any future increases in customer demand. Moreover, our expectations with respect to the financial impact of the facility consolidation project are based on numerous estimates and assumptions, any or all of which may differ from actual results. Such differences could substantially reduce the anticipated benefit of the project or cause losses or adverse financial consequences.
More specifically:
•	the facility consolidation project may not eliminate as many redundant processes as we presently anticipate;

•	sales volume may continue to decrease, in part because of our voluntary elimination of non-profitable products, and we may not realize any future overall increases in demand for our products necessary to justify additional production capacity available at the New Site;

•	we may not achieve the planned levels of increased efficiencies at the New Site;

•	we may not obtain tenants or receive rental income for the unused portions of the New Site;

•	we may not receive certain outstanding written permits from the City of Elgin, as expected; and

•	we may not be able to recover our investment in the Original Site.
If, for any reason, we were to realize less than the expected benefits from the facility consolidation project, our future income stream, cash flows and debt levels could be materially adversely affected. In addition, the facility consolidation project does not have a long history. Accordingly, unanticipated risks and problems may develop in the future.
We are Subject to Government Regulation
We are subject to extensive regulation by the United States Food and Drug Administration, the USDA, the United States Environmental Protection Agency and other state, local and foreign authorities in jurisdictions where our products are manufactured, processed or sold. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, distribution and labeling of our products. Our manufacturing and processing facilities and products are subject to periodic compliance inspections by federal, state, local and foreign authorities. We are also subject to environmental regulations governing the discharge of air emissions, water and food waste, the usage and storage of pesticides, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at our existing facilities as well as our expansion into new operations and jurisdictions, may require us to obtain additional licenses and permits and could require us to adapt or alter methods of operations at costs that could be substantial. Compliance with applicable laws and regulations may adversely affect our business. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could have a material adverse effect on our business.

Economic, Political and Social Risks of Doing Business in Emerging Markets May Have a Material Adverse Effect on Us
We purchase our cashew inventories from India, Brazil and Southeast Asia, which are in many respects emerging markets. To this extent, we are exposed to risks inherent in emerging markets, including:
•	increased governmental ownership and regulation of the economy;

•	greater likelihood of inflation and adverse economic conditions stemming from governmental attempts to reduce inflation, such as imposition of higher interest rates and wage and price controls;

•	potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse;

•	tariffs and other barriers to trade that may reduce our profitability; and

•	civil unrest and significant political instability.
The existence of these risks in these and other foreign countries that are the origins of our raw materials could jeopardize or limit our ability to purchase sufficient supplies of cashews and other imported raw materials and may adversely affect our results of operations by increasing the costs of doing business overseas.
The Way in Which We Measure Inventory May Have a Material Adverse Effect on Us
We acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures to periodically confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. There can be no assurance that such inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.
We are Subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002
We are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services (“HHS”) to take action to protect the nation’s food supply against the threat of international contamination. The Food and Drug Administration (“FDA”), as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods, (iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. There can be no assurances that the effects of the Bioterrorism Act and the rules enacted there under by the FDA, including any potential disruption in our supply of imported nuts, which represented approximately 24% of our total nut purchases in fiscal 2008, will not have a material adverse effect on our business, financial position or results of operations in the future.
Our Largest Stockholders Possess a Majority of Aggregate Voting Power, Which May Make a Takeover or Change in Control More Difficult
As of August 28, 2008, Jasper B. Sanfilippo, Marian Sanfilippo, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Evon, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share) representing approximately a 52.3% voting interest in our company. As of August 28, 2008, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or

control Common Stock (one vote per share) and Class A Common Stock (ten votes per share) representing approximately a 24.4% voting interest in our company. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert influence on our business that cannot be counteracted by another shareholder or group of shareholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent a change in control or sale of our company, which may be beneficial to the public stockholders, or cause a change in control which may not be beneficial to the public stockholders, and can take other actions that might be less favorable to our stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations.
We May Incur Material Losses as a Licensed Nut Warehouse Operator under the United States Warehouse Act
We store a large amount of peanut inventory on behalf of the United States government at various facilities. As a licensed United States Department of Agriculture Nut Warehouse Operator, we are responsible for delivering the loan value of the peanut inventory in our possession as represented on the warehouse receipt on demand. Because the inventory may be stored at our facilities for a significant period of time, the peanut inventory may decrease in value as a result of a decline in the quality of the peanut inventory or shrinkage in the peanut inventory. We are responsible for reimbursing the United States government for any such decline in value associated with quality issues or shrinkage in excess of an allowable amount that arise during our custody of such inventory. Accordingly, a significant decline in the value of the peanut inventory stored at our facilities for these circumstances could have a material adverse effect on us.
Esentially all of Our Real Property is Encumbered, Which Could Adversely Affect Our Ability to Obtain Additional Capital if Required
We incurred net losses of $6.0 million, $13.6 million and $16.7 million in fiscal years 2008, 2007 and 2006, respectively. We have taken certain actions aimed at improving our financial results, such as entering into new financing arrangements, and we earned an operating profit in fiscal 2008 of $10.7 million. However, the new financing arrangements include a mortgage facility, which is secured by essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina. Previously, the aforementioned properties were not encumbered. Because essentially all of our owned real property is now encumbered, such properties are not available as a means of securing further capital in the event that additional capital is required because of unexpected events, losses or other circumstances.
General Economic Conditions Could Significantly Affect Our Financial Results
General economic conditions and the possibility of an economic recession could significantly affect our financial condition. General economic conditions, any of which could have a material adverse effect on our results of operations and financial condition, include higher inflation, the weak dollar, increased commodity costs, unforeseen changes in consumer demand or buying patterns, and general transportation and fuel costs. Among other considerations, nuts and our other products are not essential products.
Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
We own or lease five principal production facilities. Our primary processing and distribution facility along with our headquarters is located at the New Site in Elgin, Illinois. The remaining principal production facilities are located in Bainbridge, Georgia; Garysburg, North Carolina; Selma, Texas; and Gustine, California. In addition, we operate an outlet store out of the New Site, and own one retail store and lease three additional retail stores in the Chicago area. We also lease space in public warehouse facilities in various states.
We believe that our facilities are generally well maintained and in good operating condition.
a. Principal Facilities
The following table provides certain information regarding our principal facilities:(1)

				Date Company
				Constructed,
	Square	Types of		Acquired or
Location	Footage	Interest	Description of Principal Use	First Occupied

Bainbridge, Georgia(2)	245,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987

Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1994

Selma, Texas(3)	300,000	Leased	Pecan shelling, processing, packaging, warehousing and distribution	1992

Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993

Elgin, Illinois(4) (Elgin Office Building)	400,000	Owned	Rental Property	2005

Elgin, Illinois(5) (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

(1)	In addition to the properties listed in the table, we own land in Elgin, Illinois, which we originally anticipated using in connection with the facility consolidation project (the “Original Site”). For a description of the Original Site, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction.”

(2)	The Bainbridge facility is subject to a mortgage and deed of trust securing $5.125 million (excluding accrued and unpaid interest) in industrial development bonds. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

(3)	The sale of the Selma, Texas properties to the related party partnerships was consummated during the first quarter of fiscal 2007. See Item 1(a)(iii) — “Real Estate Transactions”.

(4)	The Elgin Office Building (part of the New Site) was acquired in April 2005. 41.5% of the Elgin Office Building was leased back to the seller through April 2008. The lease was not renewed. Approximately 20% of the Elgin Office Building is currently being leased to other third parties. The remaining portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will be necessary to lease the remaining space, including the space previously rented by the seller of the New Site.

(5)	The Elgin Warehouse Building (part of the New Site) was acquired in April 2005 and was expanded from 653,000 to 1,001,000 square feet and was modified to our specifications. Our Chicago area distribution operation was transferred to the Elgin Warehouse Building in July 2006 and our corporate headquarters were relocated to the Elgin Warehouse Building in February 2007. The majority of our Chicago area processing activities were transferred to the Elgin Warehouse Building during fiscal 2007, with the remaining activities transferred in fiscal 2008 and the first quarter of fiscal 2009.
b. Manufacturing Capability, Utilization, Technology and Engineering
Our principal production facilities are equipped with modern processing and packaging machinery and equipment.
The New Site was designed to our specifications with what we believe to be state-of-the-art equipment. The layout is designed to efficiently move product from raw storage to processing to packaging to distribution. The majority of processing operations at our previous Chicago area facilities were transferred to the New Site during fiscal 2007, with the remaining operations transferred in fiscal 2008 and the first quarter of fiscal 2009. Also, the New Site is designed to accommodate an increase in production capacity of 25% to 40% in part because the New Site provides substantially more square footage than the aggregate space previously available in our Chicago area facilities.

The Selma facility contains our automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. For fiscal 2008, we processed approximately 60 million inshell pounds of pecans at the Selma, Texas facility.
The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2008, the Bainbridge facility shelled approximately 67 million inshell pounds of peanuts.
The Garysburg facility has the capacity to process approximately 70 million inshell pounds of farmer stock peanuts annually. For fiscal 2008, the Garysburg facility processed approximately 13 million pounds of inshell peanuts.
The Gustine facility is used for walnut shelling, walnut and almond processing, warehousing and distribution. This facility has the capacity to shell in excess of 50 million inshell pounds of walnuts annually. For fiscal 2008, the Gustine facility shelled approximately 49 million inshell pounds of walnuts.
Item 3 — Legal Proceedings
We are party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition or results of operations.
Item 4 — Submission of Matters to a Vote of Security Holders
No matter was submitted during the fourth quarter of fiscal 2008 to a vote of security holders, through solicitation of proxies or otherwise.
EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on October 30, 2008:
Jeffrey T. Sanfilippo, Chief Executive Officer, age 45 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. Mr. Sanfilippo served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995. He served as Vice President Sales and Marketing from October 1995 to August 1999.
Michael J. Valentine, Chief Financial Officer and Group President, age 49 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. Mr. Valentine has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include our peanut operations, including sales and procurement, and contract packaging business.
Jasper B. Sanfilippo, Jr., Chief Operating Officer and President, age 40 — Mr. Sanfilippo has been employed by us since 1992. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for our non-peanut shelling operations, including plant operations and procurement.
James A. Valentine, Chief Information Officer, age 44 — Mr. Valentine has been employed by us since 1986 and in November 2006 was named our Chief Information Officer. Mr. Valentine served as our Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000.
William R. Pokrajac, Vice President, Risk Management and Investor Relations, age 54 — Mr. Pokrajac has been with us since 1985. He served as our Controller from 1987 to August 2003 and the as our Vice President of Finance from 2001 until September 2007, when he was named Vice President, Risk Management and Investor Relations. Mr. Pokrajac is responsible for our risk management and investor relation activities.
Walter (Bobby) Tankersley Jr., Senior Vice President Industrial Sales, age 56 — Mr. Tankersley has been employed by us since January 2002 and is responsible for directing the sales of the industrial distribution channel which includes pecans, almonds, walnuts, macadamias, peanuts, cashews and hazelnuts. He has over 30 years of experience in the nut industry where he was previously Vice President of Sales & Marketing at the Young Pecan Company and Director of Industrial Sales at the Mauna Loa Macadamia Nut Company. In addition to sales, he is responsible for procurement of almonds, walnuts, macadamias and pistachios as well as providing commodity analysis, crop forecasts, and consumption trend analysis for various nut commodities.
Everardo Soria, Senior Vice President Pecan Operations and Procurement, age 51 — Mr. Soria has been with us since 1985. Mr. Soria was named Director of Pecan Operations in July 1995 and was named Vice President Pecan Operations and Procurement in January 2002. Mr. Soria was named Senior Vice President Pecan Operations and Procurement in August 2003. Mr. Soria is responsible for the procurement of pecans and for the shelling of pecans at our Selma, Texas facility.
Herbert J. Marros, Director of Financial Reporting and Taxation, age 50 — Mr. Marros has been with us since 1995. Mr. Marros served as Assistant Controller from 1995 until 2003, when he was promoted to Controller. In September 2007, Mr. Marros was named Director of Financial Reporting and Taxation. Mr. Marros is responsible for our internal and external financial reporting and tax activities.
Michael G. Cannon, Senior Vice President of Corporate Operations, age 55 — Mr. Cannon joined us in October 2005 as Senior Vice President of Operations. Previously, Mr. Cannon was Vice President of Operations at Sugar Foods Corp., a manufacturer and distributor of food products, from 1995 to October 2005. Mr. Cannon is responsible for the production operations for all of our facilities.
Frank S. Pellegrino, Corporate Controller, age 34 — Mr. Pellegrino joined us in January 2007 as Director of Accounting and was appointed Corporate Controller in September 2007. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor, from June 2003 to January 2007. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP, where he was employed from 1996 to 2003. Mr. Pellegrino is responsible for our accounting functions.
RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS
Jasper B. Sanfilippo, Chairman of the Board of our company, is (i) the father of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, executive officers and directors of our company, (ii) the brother-in-law of Mathias A. Valentine, a director of our company, and (iii) the uncle of Michael J. Valentine, an executive officer and a director of our company and James A. Valentine, an executive officer of our company. Michael J. Valentine, Chief Financial Officer, Group President and Secretary and a director of our company, is (i) the son of Mathias A. Valentine, (ii) the brother of James A. Valentine, (iii) the nephew of Jasper B. Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo. Jeffrey T. Sanfilippo, Chief Executive Officer and a director of our company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jasper B. Sanfilippo, Jr., (iii) the nephew of Mathias A. Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine. Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Treasurer and a director of our company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jeffrey T. Sanfilippo, (iii) the nephew of Mathias A. Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine. James A. Valentine, Chief Information Officer, is (i) the son of Mathias A. Valentine, (ii) the brother of Michael J Valentine, (iii) the nephew of Jasper B.

Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo.
PART II
Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters
We have two classes of stock: Class A Common Stock (“Class A Stock”) and Common Stock. The holders of Common Stock are entitled to elect 25% of the members of the Board of Directors, rounded up to the nearest whole number, and the holders of Class A Stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, the holders of Common Stock are entitled to one vote per share while the holders of Class A Stock are entitled to ten votes per share. Our Class A Stock is not registered under the Securities Act of 1933 and there is no established public trading market for the Class A Stock. However, each share of Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in our Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.
Our Common Stock is quoted on the NASDAQ Global Market and our trading symbol is “JBSS”. The following tables set forth, for the quarters indicated, the high and low reported sales prices for the Common Stock as reported on the NASDAQ Global Market.

	Price Range of
	Common Stock
Year Ended June 26, 2008	High	Low
4th Quarter	$11.40	$8.02
3rd Quarter	$9.80	$6.72
2nd Quarter	$10.42	$7.25
1st Quarter	$12.30	$6.73

	Price Range of
	Common Stock
Year Ended June 28, 2007	High	Low
4th Quarter	$14.25	$10.32
3rd Quarter	$16.19	$11.81
2nd Quarter	$12.29	$9.80
1st Quarter	$13.25	$9.78
As of August 22, 2008, there were 74 holders and 16 holders of record of our Common Stock and Class A Stock, respectively.
Under our company’s Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on our common equity.
Our current financing agreements prohibit the payment of dividends. No dividends have been declared since 1995.
For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings of Jasper B. Sanfilippo or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are executive officers of our company or who have formed a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, with either Jasper B. Sanfilippo or Mathias A. Valentine) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2008 Annual Meeting and “Executive Officers of the Registrant — Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
     The following table summarizes our equity compensation plans as of June 26, 2008:

Number of securities
		Weighted	remaining available for
	Number of	average	future issuance under
	securities to	exercise price	equity compensation
	be issued	of	plans (excluding
	upon exercise	outstanding	securities reflected in the
	of options	options	first column)
Equity compensation plans approved by stockholders	470,440	$11.49	31,000
Equity compensation plans not approved by stockholders	—	—	—

Total	470,440	$11.49	31,000

Item 6 — Selected Financial Data
     The following historical consolidated financial data as of and for the years ended June 26, 2008, June 28, 2007, June 29, 2006, June 30, 2005 and June 24, 2004 were derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The information below is not necessarily indicative of the results of future operations. No dividends have been declared since 1995.
Statement of Operations Data: (dollars in thousands, except per share data)

	Year Ended
		June 28,
	June 26,	2007	June 29,	June 30,	June 24,
	2008	(as revised)	2006	2005	2004
Net sales	$541,771	$540,858	$579,564	$581,729	$520,811
Cost of sales	475,538	499,569	542,447	503,300	428,967

Gross profit	66,233	41,289	37,117	78,429	91,844
Selling and administrative expenses	53,797	55,457	55,099	51,842	50,780
Restructuring expenses	1,765	—	—	—	—
Gain related to real estate sales	—	(3,047)	(940)	—	—
Goodwill impairment loss	—	—	1,242	—	—

Income (loss) from operations	10,671	(11,121)	(18,284)	26,587	41,064
Interest expense	(10,502)	(9,347)	(6,516)	(3,998)	(3,434)
Debt extinguishment costs	(6,737)	—	—	—	(972)
Rental and miscellaneous (expense) income, net	(286)	(629)	(610)	1,179	440

Loss (income) before income taxes	(6,854)	(21,097)	(25,410)	23,768	37,098
Income tax (benefit) expense	(897)	(7,520)	(8,689)	9,269	14,468

Net (loss) income	$(5,957)	$(13,577)	$(16,721)	$14,499	$22,630

Basic (loss) earnings per common share	$(0.56)	$(1.28)	$(1.58)	$1.37	$2.35
Diluted (loss) earnings per common share	$(0.56)	$(1.28)	$(1.58)	$1.35	$2.32
Balance Sheet Data: (dollars in thousands)

		June 28,
	June 26,	2007	June 29,	June 30,	June 24,
	2008	(as revised)	2006	2005	2004
Working capital	$42,863	$15,461	$22,617	$137,764	$122,854
Total assets	350,784	367,271	390,912	394,472	246,934
Long-term debt, less current maturities	52,356	19,783	5,618	67,002	12,620
Total debt	132,555	148,034	137,676	144,174	19,166
Stockholders’ equity	158,372	162,991	180,110	196,175	181,360

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
We are one of the leading processors and marketers of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private labels and under the Fisher, Flavor Tree, Sunshine Country and Texas Pride brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products. We distribute our products in the consumer, industrial, food service, contract packaging, and export distribution channels.
We improved operating results for fiscal 2008 when compared to fiscal 2007, although we still recognized a loss before income taxes. Income from operations was $10.7 million for fiscal 2008 compared to a loss from operations of $11.1 million for fiscal 2007. This improvement was achieved primarily through a 10.9% increase in our weighted average selling price due to a combination of price increases and a shift in sales to the consumer and food service distribution channels from the industrial and export distribution channels. Income from operations for fiscal 2008 reflects $1.8 million of restructuring expenses related to the elimination of our store-door distribution system, the facility consolidation project and the discontinuance of low volume products. Our loss before income taxes was $6.9 million for fiscal 2008 compared to $21.1 million for fiscal 2007. Loss before income taxes for fiscal 2008 reflects $6.7 million of debt extinguishment costs related to a refinancing consummated during the third quarter.
Our net sales increased slightly to $541.8 million for fiscal 2008 from $540.9 million for fiscal 2007. Total pounds of all products shipped to customers decreased by 9.7% for fiscal 2008 compared to fiscal 2007, primarily as a result of lower industrial sales due to our discontinuance of our almond handling operation. Pounds of almonds, macadamias, peanuts and walnuts shipped to customers declined in the yearly comparison. Total pounds of all products shipped to customers declined in all of our distribution channels, except for the food service distribution channel. The overall decline in sales volume was offset by price increases and a shift in sales mix, leading to the slight increase in net sales dollars.
In addition to the debt extinguishment costs and restructuring expenses, we incurred the following unusual or infrequent expenses during fiscal 2008:
•	$7.1 million increase in unfavorable labor and efficiency variances over fiscal 2007, which was primarily related to the shut down and start up costs for production lines that were moved from the previous Chicago area facilities and installed in our company’s new Elgin, Illinois facility (the “New Site”);

•	$2.6 million in estimated redundant manufacturing expenses as production activities occurred at the previous Chicago area facilities while the manufacturing spending in the New Site reflected increased production levels;

•	$2.6 million in external contractor charges that were related to the acceleration of the equipment move from the existing Chicago area facilities to the New Site; and

•	$0.9 million in consulting fees related to our profitability enhancement initiative, the implementation of a new sales analysis system and the design and implementation of a new incentive compensation plan, which rewards plan participants in connection with year-over-year improvement in our after-tax net operating financial performance in excess of our annual weighted-average cost of capital.
In January 2008, we terminated our store-door distribution system as a result of our determination that it was no longer profitable to ship products to customers through our store-door distribution system. In connection with the discontinuance of the store-door delivery system, we terminated nine employees. We have maintained a majority of the $2.5 million in annual sales generated through the store-door distribution system, as business has migrated to our other distribution methods.
Pursuant to a separate initiative, in the first two months of calendar 2008, we terminated approximately 80 employees, approximately 5% of our work force. These terminations were possible due to the implementation of strategies, such as consolidating all Chicago area activities at the New Site and discontinuing 1,200 products. We recognized $0.3 million of severance expenses during fiscal 2008 and expect to save approximately $4.0 million in payroll and related benefits annually as a result of the work force reduction.

On February 7, 2008, we entered into a Credit Agreement with a new bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “New Credit Facility”). Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The New Credit Facility and Mortgage Facility replaced our prior revolving credit facility (the “Prior Credit Facility”) and long-term financing facility (the “Prior Note Agreement”), and were secured, in part, in order to generally obtain more flexible covenants than those associated with the Prior Note Agreement and Prior Credit Facility, which we were not in full compliance with during the first three quarters of fiscal 2008. We currently expect to be in compliance with all financial covenants under the New Credit Facility and Mortgage Facility for the foreseeable future. See Item 1A —“Risk Factors.”
The New Credit Facility is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin real property includes almost all of an original site (the “Original Site”) that was purchased prior to our purchase of the New Site. At the time we entered into the New Credit Facility and Mortgage Facility, we terminated our Prior Credit Facility and prepaid all amounts due pursuant to the Prior Note Agreement. As a result of the refinancing, we were required to pay a $1.0 million debt extinguishment charge to the lenders under the Prior Credit Facility, pay a $5.2 million debt extinguishment charge to the noteholders under the Prior Note Agreement and write off the $0.5 million in remaining unamortized balance of fees related to the Prior Credit Facility and Prior Note Agreement. These charges were recorded in the third quarter of fiscal 2008.
In August 2008, we completed the consolidation of our Chicago-based facilities into the New Site. As part of the facility consolidation project, on April 15, 2005, we closed on the $48.0 million purchase of the New Site. The New Site includes both an office building and a warehouse. We leased 41.5% of the office building back to the seller for a three year period ending April 2008. The seller did not exercise its option to renew its lease and vacated the office building. Accordingly, we are currently attempting to find replacement tenant(s) for the space rented by the seller of the New Site. Until replacement tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 20% of the office building is currently being leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the New Site. The 653,302 square foot warehouse was expanded to slightly over 1,000,000 square feet during fiscal 2006 and was modified to serve as our principal processing and distribution facility and our headquarters.
The facility consolidation project has generated cost savings through the elimination of redundant costs, such as interplant freight. However, we have not yet realized the expected improvements in manufacturing efficiencies. Also, the New Site is designed to accommodate an increase in production capacity of 25% to 40% in part because the New Site provides substantially more square footage than the aggregate space previously available in our Chicago area facilities. The facility consolidation project will allow us to pursue certain new business opportunities that were not previously available to us due to lack of production capacity. However, the benefits of the facility consolidation project will not be realized as expected unless our sales volume improves in the future. Some of the initiatives that we implemented in fiscal 2008 to improve our operating performance, such as eliminating production of unprofitable products, have decreased our sales volume. The decrease in sales volume has in the past and may in the future negatively impact our ability to benefit from the facility consolidation project. If we are unable to obtain a sufficient level of new profitable sales, our ability to benefit from the facility consolidation project and our financial performance will be negatively impacted. See Part I, Item 1A — “Risk Factors”.
The initiatives described above are expected to improve efficiencies and generate cost savings. However, while we have realized cost savings in connection with the New Site through the elimination of redundant costs, we have yet to receive the expected improvements in manufacturing efficiencies. We are actively developing plans, especially for our Fisher brand, with the intention of increasing sales and gross margin. As a result of these efforts, we secured significant new private label business during fiscal 2008. Other new business opportunities are being pursued across all of our distribution channels.
Total inventories were $127.0 million at June 26, 2008, a decrease of $7.1 million, or 5.3%, from the balance at June 28, 2007. Pounds of raw nut input stocks also declined by 6.0%, or 2.9 million pounds, at June 26, 2008 compared to June 28, 2007. The decline in the quantity of raw nut input stocks was led by declines in the inventories of peanuts, walnuts and cashews which more than offset an increase in the pounds of pecans on hand. Primarily because of improved inventory management, the value of finished goods inventories decreased by 12.0% at June 26, 2008 compared to June

28, 2007. Net accounts receivable were $34.4 million at June 26, 2008, a decrease of $1.6 million, or 4.4%, from the balance at June 28, 2007. The decrease is due primarily to a $1.7 million reduction in amounts related to workers’ compensation excess claim recovery included in accounts receivable. Accounts receivable allowances were $2.2 million at June 26, 2008, a decrease of $0.9 million from the amount at June 28, 2007. The decrease is due to more effective procedures in resolving customer deductions.
On March 28, 2006, JBSS Properties, LLC acquired title to the Original Site by quitclaim deed, and JBSS Properties LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our company, certain related party partnerships and the City (the “Development Agreement”). We entered into a sales contract with a potential buyer of the Original Site. Although we expect a sale to be consummated in the next twelve months there can be no assurances that the Original Site will be sold during such time frame. The Mortgage Facility is secured, in part, by the Original Site; however, the Mortgage Lender has given its prior consent to the sale of the Original Site under certain terms and conditions. Specifically, in the event that the Original Site is sold prior to January 1, 2009 pursuant to the sales contract that is currently pending, we will be required to deposit the gross proceeds into an interest-bearing escrow with the Mortgage Lender. Then, on January 1, 2009, the Mortgage Lender has the right to either (i) apply all or a portion of such proceeds to prepay the outstanding balance of Tranche B, with the excess, if any, and accrued interest going to us or (ii) retain such proceeds and all accrued interest as collateral for such additional period as it deems prudent. After January 1, 2009 (or prior to January 1, 2009 if pursuant to a different proposal other than the pending contract), we must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in the planned sale. The planned sale meets the criteria of an “Asset Held for Sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and is presented as a current asset in the balance sheet as of June 26, 2008. Our costs under the Development Agreement were $6.8 million as of June 26, 2008 and June 28, 2007, $5.6 million of which is recorded as “Asset Held for Sale” at June 26, 2008 and June 28, 2007, and $1.2 million of which is recorded as “Rental Investment Property” as of June 26, 2008 and June 28, 2007. We have reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value is required.
Our business is seasonal. Demand for peanut and tree nut products is highest during the last four months of the calendar year. Pecans and walnuts, two of our principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, our personnel requirements rise during the last four months of the calendar year. Our working capital requirements generally peak during the third quarter of our fiscal year.
We face a number of challenges in the future. Specific challenges, among others, include increasing our profitability, intensified competition, fluctuating commodity costs and our ability to achieve the anticipated benefits of the facility consolidation project. We will focus on seeking additional profitable business to utilize the additional production capacity at the New Site. We expect to be able to devote more funds to promote and advertise our Fisher brand in order to attempt to regain market share that has been lost in recent years. In addition, we will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part I, Item 1A — “Risk Factors”.
Results of Operations
The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2007 to fiscal 2008 and from fiscal 2006 to fiscal 2007.

	Percentage of Net Sales			Percentage Increase/Decrease
		Fiscal 2007		Fiscal 2008	Fiscal 2007
	Fiscal 2008	(as revised)	Fiscal 2006	vs. 2007	vs. 2006
Net sales	100.0%	100.0%	100.0%	0.2%	(6.7)%
Gross profit	12.2	7.6	6.4	60.4	11.2
Selling expenses	6.4	7.2	6.9	(10.5)	(2.4)
Administrative expenses	3.5	3.0	2.6	14.9	8.6
Restructuring expenses	0.3	—	—	—	—
Gain related to real estate sales	—	(0.6)	(0.2)	—	224.1
Goodwill impairment loss	—	—	0.2	—	—

Fiscal 2008 Compared to Fiscal 2007
Net Sales.
Net sales increased slightly to $541.8 million for fiscal 2008 from $540.9 million for fiscal 2007, an increase of $0.9 million, or 0.2%. Sales volume, measured as pounds shipped, decreased by 9.7% for the same time period. Net sales, measured in dollars and sales volume, increased in our food service distribution channel and decreased in our industrial and export distribution channels. Net sales in our consumer and contract packaging distribution channels increased in dollars but decreased in sales volume. The average net sales price per pound increased in all distribution channels.
Our costs to acquire raw peanuts have increased over 30% in fiscal 2008. The cost increases are due to a combination of factors, including, (i) prices to peanut farmers were increased to provide incentives for growing peanuts, (ii) the failure of the federal government to extend the storage and handling subsidy for the last year under the 2002 Farm Bill, and (iii) drought conditions in the southeastern United States. Our peanut sales, including peanut butter, decreased by approximately 12% in terms of pounds shipped in fiscal 2008 compared to fiscal 2007, but increased slightly in terms of dollars. While our overall volume was negatively impacted by the increase in peanut prices, sufficient volume was maintained to improve our profitability.
The supply of cashews, which we procure primarily from India, Southeast Asia and Brazil, has been negatively affected due to adverse weather conditions, increased domestic demand in India and other factors. Accordingly, the low supply, and the weak United States dollar, has resulted in significantly higher market prices for cashews. The low supply and high cost of cashews may negatively affect our business and results of operations in fiscal 2009 if we are not able to procure sufficient quantities of cashews and increase selling prices to our customers. See Part I, Item 1A — “Risk Factors”.
In January 2008, we terminated our store-door distribution system as a result of our determination that it was no longer profitable to ship products to customers through our store-door distribution system. In connection with the discontinuance of the store-door delivery system, we terminated nine employees. We have maintained a majority of the $2.5 million in annual sales generated through the store-door distribution system, as business has migrated to our other distribution methods.
The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

Distribution Channel	Fiscal 2008		Fiscal 2007
Consumer	$294,021	54.2%	$276,890	51.2%
Industrial	92,792	17.1	111,998	20.7
Food Service	68,132	12.6	61,763	11.4
Contract Packaging	47,441	8.8	45,003	8.3
Export	39,385	7.3	45,204	8.4

Total	$541,771	100.0%	$540,858	100.0%

The following table shows an annual comparison of sales by product type as a percentage of total gross sales. The table is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2008	Fiscal 2007
Peanuts	20.1%	20.0%
Pecans	22.6	22.3
Cashews & Mixed Nuts	20.8	21.1
Walnuts	14.7	13.7
Almonds	11.9	13.3
Other	9.9	9.6

Total	100.0%	100.0%

Net sales in the consumer distribution channel increased by 6.2% in dollars but decreased 3.4% in volume in fiscal 2008 compared to fiscal 2007. The dollar increase is due primarily to price increases and changes in sales mix. Private label consumer sales volume decreased by 1.6% in fiscal 2008 compared to fiscal 2007 due primarily to the loss of a portion of the business at a major customer who would not accept price increases, offset almost entirely by new business. Fisher brand sales volume decreased by 13.7% in fiscal 2008 compared to fiscal 2007. The decrease is due primarily to lower snack nut sales and a $3.3 million reduction in walnut baking nut sales to a major customer.
Net sales in the industrial distribution channel decreased by 17.1% in dollars and 27.2% in sales volume in fiscal 2008 compared to fiscal 2007. The sales volume decrease was 21.0%, excluding raw peanut sales to other peanut processors. Other factors for the sales volume decrease include a decrease in almond sales due to our discontinuance of our almond handling operation and a decrease in walnut sales due to a decrease in the availability of our supply of walnuts for the industrial distribution channel.
Net sales in the food service distribution channel increased by 10.3% in dollars and 3.5% in volume in fiscal 2008 compared to fiscal 2007. Consistent sales volume increases were experienced at all major customers in the food service distribution channel.
Net sales in the contract packaging distribution channel increased by 5.4% in dollars, but decreased 7.5% in volume in fiscal 2008 compared to fiscal 2007. The increase in net sales dollars was due primarily to the introduction of new products for a major customer. The decrease in sales volume is primarily due to certain sales that occurred during the first twenty-six weeks of fiscal 2007 that were subsequently discontinued.
Net sales in the export distribution channel decreased by 12.9% in dollars and 13.3% in volume in fiscal 2008 compared to fiscal 2007. The decrease is due primarily to volume decreases in almond and pecan sales. Almond sales declined due to the discontinuance of our almond handling operation, which generated by-products, for which Europe is the principal market. Pecan sales in the export distribution channel declined primarily due to decreasing our sales efforts as higher profitability was available in our other distribution channels.
Gross Profit.
Gross profit for fiscal 2008 increased 60.4% to $66.2 million from $41.3 million for fiscal 2007. Gross margin increased to 12.2% of net sales for fiscal 2008 from 7.6% for fiscal 2007. The gross profit improvement was achieved primarily through price increases, the elimination of unprofitable sales and shifts in sales mix. The gross profit increase was achieved despite the following unusual or infrequent expenses.
•	$7.1 million increase in unfavorable labor and efficiency variances over fiscal 2007, which was primarily related to the shut down and start up costs for production lines that were moved from the previous Chicago area facilities and installed in the New Site;

•	$2.6 million in estimated redundant manufacturing expenses as production activities occurred at the previous Chicago area facilities while the manufacturing spending in the New Site reflected increased production levels; and

•	$2.6 million in external contractor charges that were related to the acceleration of the equipment move from the existing Chicago area facilities to the New Site.
Operating Expenses.
Selling expenses for fiscal 2008 were $34.9 million, a decrease of $4.1 million, or 10.5%, from fiscal 2007. The decrease is due primarily to a $1.7 million reduction in freight expense due to more customers picking up their orders at our facilities, a $1.5 million reduction in distribution expenses related primarily to the relocation of our Chicago area distribution center to the New Site, a $0.6 million reduction in broker commissions and a $0.4 million reduction in advertising and promotion related expenses. Administrative expenses for fiscal 2008 were $18.9 million, an increase of $2.4 million, or 14.9%, from fiscal 2007. This increase is due primarily to a $0.5 million increase in consulting fees related to our profitability enhancement initiative and the design and implementation of a new incentive compensation plan, a $0.4 million increase in salaries and a $1.7 million increase in incentive compensation related to such incentive compensation plan. Also included in operating expenses are restructuring costs of $1.8 million for fiscal 2008. These restructuring costs consist of $1.2 million related to the discontinuance of our store-door distribution system, $0.3 million related to one-time severance expenses, $0.2 million related to the exit of a leased facility before termination date at a facility no longer utilized by us and $0.1 million of operating lease termination costs. Also included in operating expenses for fiscal 2007 is a gain of $3.0 million related to real estate sales.
Income (Loss) from Operations.
Due to the factors discussed above, the income from operations was $10.7 million, or 2.0% of net sales, for fiscal 2008, compared to a loss from operations of $11.1 million, or (2.1)% of net sales, for fiscal 2007.

Interest Expense.
Interest expense increased to $10.5 million for fiscal 2008 from $9.3 million for fiscal 2007. This increase primarily resulted from the fact that we capitalized $0.9 million of interest in fiscal 2007 related to our facility consolidation project and capitalized no interest in fiscal 2008. In addition, we paid higher interest rates on our Prior Credit Facility and Prior Note Agreement during fiscal 2008 than fiscal 2007.
Debt Extinguishment Cost.
Debt extinguishment costs of $6.7 million were recorded for fiscal 2008. As a result of our refinancing completed during the third quarter of fiscal 2008, we were required to pay a $1.0 million debt extinguishment charge to the lenders under the Prior Credit Facility, pay a $5.2 million debt extinguishment charge to the noteholders under the Prior Note Agreement and write off the $0.5 million in remaining unamortized balance of fees related to the Prior Credit Facility and Prior Note Agreement
Rental and Miscellaneous (Expense) Income, Net.
Net rental and miscellaneous (expense) income was an expense of $0.3 million for fiscal 2008 compared to an expense of $0.6 million for fiscal 2007. Rental expense will increase in fiscal 2009 if we are not able to secure new tenants for the unoccupied space at the office building located at the New Site, which is currently 80% vacant.
Income Tax Benefit.
Income tax benefit was $0.9 million, or 13.1% of loss before income taxes, for fiscal 2008 compared to $7.5 million, or 35.6%, for fiscal 2007. We have no ability to carry back losses to prior years, since losses were experienced for fiscal 2006 and fiscal 2007. The tax benefit for fiscal 2008 was limited to the extent that deferred tax liabilities exceeded deferred tax assets. Accordingly, no tax benefit may be recognized if a loss occurs in fiscal 2009. As of June 26, 2008, we have a valuation allowance of approximately $3.9 million.
Net Loss.
Net loss was $6.0 million, or $0.56 basic and diluted per common share, for fiscal 2008, compared to $13.6 million, or $1.28 basic and diluted per common share, for fiscal 2007, due to the factors discussed above.
Fiscal 2007 Compared to Fiscal 2006
Net Sales.
Net sales decreased to $540.9 million for fiscal 2007 from $579.6 million for fiscal 2006, a decrease of $38.7 million or 6.7%. Unit volume, measured in terms of pounds shipped, decreased by 1.0% in fiscal 2007 compared to fiscal 2006. However, fiscal 2007 sales included a significant increase in raw peanut sales to other peanut processors at nominal margins. Excluding these raw peanut sales, sales volume would have decreased 6.0% for fiscal 2007 compared to fiscal 2006.
The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

	Fiscal 2007
Distribution Channel	(as revised)		Fiscal 2006
Consumer	$276,890	51.2%	$292,890	50.6%
Industrial	111,998	20.7	131,635	22.7
Food Service	61,763	11.4	64,356	11.1
Contract Packaging	45,003	8.3	44,874	7.7
Export	45,204	8.4	45,809	7.9

Total	$540,858	100.0%	$579,564	100.0%

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

Net sales in the consumer distribution channel decreased by 5.5% in dollars and 6.5% in volume in fiscal 2007 compared to fiscal 2006. The unit volume sales decrease in the consumer distribution channel was primarily responsible for the overall decrease in unit volume sales. The decrease in consumer sales volume was due primarily to lower sales of private label products due to the loss of a significant private label customer at the end of fiscal 2006. Sales volume of our Fisher brand decreased 3.4% for fiscal 2007 compared to fiscal 2006. Significant increases in Fisher baking nut sales at a major customer were more than offset by lost business and lower promotional activity at other customers. Private label consumer sales decreased by 7.3% for fiscal 2007 compared to fiscal 2006. The loss of a significant private label customer was the primary cause for the decline. Also, private label sales suffered due to a low retail price differential between private label and major brand products.
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
Net sales in the contract packaging distribution channel increased by 0.3% in dollars, but decreased 3.2% in volume in fiscal 2007 compared to fiscal 2006 primarily due to lower sales volume to our major contract packaging customer.
Net sales in the export distribution channel decreased by 1.3% in dollars and 4.2% in volume in fiscal 2007 compared to fiscal 2006. The volume decrease is due primarily to lower almond by-product sales as we processed fewer almonds in fiscal 2007 than fiscal 2006.
Gross Profit.
Gross profit in fiscal 2007 increased 11.2% to $41.3 million from $37.1 million for fiscal 2006. Gross profit margin increased to 7.6% for fiscal 2007 from 6.4% for fiscal 2006. The increase in gross margin was due primarily to the overall lower average cost of tree nuts and the significant negative effects of almond sales in fiscal 2006. These factors were partially offset by increases in unfavorable production variances of approximately $10.3 million. Unfavorable production variances arose as a result of a 13.0% decrease in pounds produced in fiscal 2007 versus fiscal 2006 while spending increased by 4.5%. Spending increased mainly due to a significant portion of the New Site being placed into service while operations continued in the existing Chicago-area production facilities. The temporary redundant manufacturing costs of operating out of four facilities in the Chicago area were approximately $4.7 million for the last half of fiscal 2007. Also, $4.5 million of costs were incurred at the New Site during the first half of fiscal 2007 while production was very limited. The New Site accounted for 13% of the production volume that occurred in the Chicago-area facilities in fiscal 2007, but accounted for 36% of the production volume in the Chicago-area facilities for the fourth quarter of fiscal 2007.
Other factors in addition to the unfavorable increase in production variances negatively affected gross profit. Approximately $1.0 million of moving costs were incurred during the fourth quarter of fiscal 2007 to relocate machinery and equipment to the New Site. In addition, Fisher walnut promotional activity that began late in the first quarter of fiscal 2007 that allowed us to secure new ongoing distribution of Fisher walnut products at a major customer were at nominal gross profit margins.

Operating Expenses.
Selling and administrative expenses increased to $55.5 million, or 10.3% of net sales, for fiscal 2007 from $55.1 million, or 9.5% of net sales, for fiscal 2006. Selling expenses decreased to $39.0 million, or 7.2% of net sales, for fiscal 2007 from $39.9 million, or 6.8% of net sales, for fiscal 2006. The decrease is due primarily to a $2.1 million reduction in freight expense due to lower fuel surcharges and reduced sales volume, partially offset by $1.4 million of expenses related to our new distribution facility. Administrative expenses increased to $16.5 million, or 3.0% of net sales, for fiscal 2007 from $15.2 million, or 2.6% of net sales, for fiscal 2006. This increase was due primarily to a $0.5 million increase in consulting fees, a $0.4 million increase in compensation expense and a $0.3 increase in legal and audit expenses. Also included in operating expenses for fiscal 2007 and fiscal 2006 are gains of $3.0 million and $0.9 million, respectively, related to real estate sales. A goodwill impairment loss of $1.2 million was recorded for fiscal 2006, as fair value of our business at June 29, 2006 was determined to be below net book value and there was no implied fair value of our goodwill.
Loss from Operations.
Due to the factors discussed above, the loss from operations was $11.1 million, or 2.1% of net sales, for fiscal 2007, compared to $18.3 million, or 3.2% of net sales, for fiscal 2006.
Interest Expense.
Interest expense increased to $9.3 million for fiscal 2007 from $6.5 million for fiscal 2006. This increase was caused primarily by higher average levels of borrowings, higher interest rates on the Prior Credit Facility and Prior Note Agreement and a $0.9 decrease in interest capitalized in fiscal 2007 compared to fiscal 2006.
Rental and Miscellaneous (Expense) Income, Net.
Net rental and miscellaneous (expense) income was an expense of $0.6 million for both fiscal 2007 and fiscal 2006.
Income Tax Benefit.
Income tax benefit was approximately $7.5 million, or 35.6% of loss before income taxes, for fiscal 2007, compared to income tax benefit of $8.7 million, or 34.2% of loss before income taxes, for fiscal 2006. The increased income tax benefit rate is due primarily to fiscal 2006 containing a goodwill impairment loss of $1.2 million which is not deductible for tax purposes.
Net Loss.
Net loss was $13.6 million, or $1.28 basic and diluted per common share, for fiscal 2007, compared to $16.7 million, or $1.58 basic and diluted per common share, for fiscal 2006, due to the factors discussed above.
Liquidity and Capital Resources
General.
The primary uses of cash are to fund our current operations, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash, such as those referred to under Part I, Item 1A, “Risk Factors”. The primary sources of cash are results of operations and availability under the New Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the New Credit Facility will be sufficient to fund our operations for the next twelve months. No assurance can be given, however, that this will be the case.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts we sell. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $29.6 million for fiscal 2008 compared to $22.5 million for fiscal 2007. The increase is due primarily to improved operating results.
We repaid $55.4 million of long-term debt during fiscal 2008, $50.6 million of which was the prepayment of all amounts outstanding under the Prior Note Agreement. We received $45.0 million from the issuance of new debt under the Mortgage Facility.

Financing Arrangements.
On February 7, 2008, we entered into a Credit Agreement with a new bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “New Credit Facility”). Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The New Credit Facility and Mortgage Facility replaced our prior revolving credit facility (the “Prior Credit Facility”) and long-term financing facility (the “Prior Note Agreement”), and were secured, in part, in order to generally obtain more flexible covenants than those associated with the Prior Note Agreement and Prior Credit Facility, which we were not in full compliance with during the first three quarters of fiscal 2008. We currently expect to be in compliance with all financial covenants under the New Credit Facility and Mortgage Facility for the foreseeable future. See Item 1A —“Risk Factors.”
The New Credit Facility is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin real property includes almost all of an original site (the “Original Site”) that was purchased prior to our purchase of the New Site. At the time we entered into the New Credit Facility and Mortgage Facility, we paid all amounts due under, and terminated the Prior Credit Facility and prepaid all amounts due pursuant to the Prior Note Agreement
The New Credit Facility matures on February 7, 2013. At our election, borrowings under the New Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or (ii) a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of June 26, 2008, the weighted average interest rate for the New Credit Facility was 5.00%. The terms of the New Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $15.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the New Credit Facility. The New Credit Facility does not include, among other things, a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Bank Lenders are entitled to require immediate repayment of our obligations under the New Credit Facility in the event of default on the payments required under the New Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the New Credit Facility (including a default under the Mortgage Facility). As of June 26, 2008, we were in compliance with all covenants under the New Credit Facility and we currently expect to be in compliance with the financial covenant in the New Credit Facility for the foreseeable future. See Item 1A —“Risk Factors.” As of June 26, 2008, we had $36.5 million of available credit under the New Credit Facility.
Following the replacement of the Prior Note Agreement and Prior Credit Facility in the third quarter of fiscal 2008, letters of credit attributable to obligations totaling $10.2 million were still held by a lender under the Prior Credit Facility. As a result, we were required to deposit $10.2 million in cash with such lender as collateral for the letters of credit. During the fourth quarter of fiscal 2008, these letters of credit were transferred to the New Credit Facility, and the $10.2 million in cash collateral was returned to us and used to pay down the New Credit Facility.
The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. Such interest rate may be reset by the Mortgage Lender on March 1, 2018 (the “Tranche A Reset Date”). Monthly principal payments in the amount of $200 commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest at a floating rate of one month LIBOR plus 5.50% per annum, payable monthly. The margin on such floating rate may be reset by the Mortgage Lender on March 1, 2010 and every two years thereafter (each, a “Tranche B Reset Date”); provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on and after March 1, 2016. Monthly principal payments in the amount of $50 commenced on June 1, 2008.

On the Tranche A Reset Date and each Tranche B Reset Date, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. With respect to Tranche A, if we do not accept the reset rate, Tranche A will become due and payable on the Tranche A Reset Date, without prepayment penalty. With respect to Tranche B, if we do not accept the reset rate, Tranche B will be due and payable on the Tranche B Reset Date, without prepayment penalty. There can be no assurances that the reset interest rates for each of Tranche A and Tranche B will be acceptable to us. If the reset interest rate for either Tranche A or Tranche B is unacceptable to us and we (i) do not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Rate, as applicable, or (ii) are unable to refinance amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Rate, as applicable, on terms more favorable than the reset interest rates, then such reset interest rates could have a material adverse effect on our financial condition, results of operations and financial results.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Original Site; however, the Mortgage Lender has given its prior consent to the sale of the Original Site under certain terms and conditions. Specifically, in the event that the Original Site is sold prior to January 1, 2009 pursuant to a sales contract that is currently pending, we will be required to deposit the gross proceeds into an interest-bearing escrow with the Mortgage Lender. Then, on January 1, 2009, the Mortgage Lender has the right to either (i) apply all or a portion of such proceeds to prepay the outstanding balance of Tranche B, with the excess, if any, and accrued interest going to us or (ii) retain such proceeds and all accrued interest as collateral for such additional period as it deems prudent. All amounts outstanding are recorded as current liabilities as of June 26, 2008. After January 1, 2009 (or prior to January 1, 2009 if pursuant to a different proposal other than the pending contract), we must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. The Mortgage Facility does not include, among other things, a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 26, 2008, we were in compliance with all covenants under the Mortgage Facility. Since we currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future, $33.4 million has been classified as long-term debt as of June 26, 2008. See Item 1A —“Risk Factors.” This amount represents scheduled principal payments due under Tranche A beyond twelve months of June 26, 2008.
As of June 26, 2008, we had $5.1 million in aggregate principal amount of industrial development bonds (“IDB Bonds”) outstanding, which was originally used to finance the acquisition, construction and equipping of our Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit held by the lenders of the New Credit Facility (the “IDB Letter of Credit”); or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by us upon demand by the lenders under the New Credit Facility. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.4 million in fiscal 2009 to $0.8 million in fiscal 2017. We are also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted similarly to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, we determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. As of June 26, 2008, $13.9 million of the debt obligation was outstanding.
Capital Expenditures.
We spent $11.6 million of capital expenditures in fiscal 2008 compared to $36.4 million in fiscal 2007. The decrease is due primarily to a decrease in capital expenditures related to the expansion and modification to the New Site. The majority of new equipment at the New Site was purchased in fiscal 2007. Total capital expenditures for fiscal 2009 are estimated to be $7 million.
Capital Resources.
As of June 26, 2008, we had $36.5 million of available credit under the New Credit Facility. We expect to receive gross proceeds in excess of $5.6 million for the asset held for sale during the next twelve months pursuant to a sales contract that is currently pending with respect to the Original Site. The Mortgage Facility is secured, in part, by the Original Site; however, the Mortgage Lender has given its prior consent to the sale of the Original Site under certain terms and conditions. Specifically, in the event that the Original Site is sold prior to January 1, 2009 pursuant to a sales contract that is currently pending, we will be required to deposit such proceeds into an interest-bearing escrow with the Mortgage Lender. Then, on January 1, 2009, the Mortgage Lender has the right to either (i) apply all or a portion of such proceeds to prepay the outstanding balance of Tranche B, with the excess, if any, and accrued interest going to us or (ii) retain such proceeds and all accrued interest as collateral for such additional period as it deems prudent. Scheduled long-term debt payments, including interest for fiscal 2009 are $16.3 million. After January 1, 2009 (or prior to January 1, 2009 if pursuant to a different proposal other than the pending contract), we must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. Scheduled operating lease payments for fiscal 2009 are $1.4 million.
Contractual Cash Obligations
At June 26, 2008, we had the following contractual cash obligations for long-term debt (including scheduled interest payments), capital leases, operating leases, the revolving credit facility and purchase obligations (amounts in thousands):

		Less Than 1			More Than 5
	Total	Year	1-3 Years	3-5 Years	Years
Long-term debt	$101,367	$16,338	$17,262	$11,400	$56,367
Capital lease obligations	956	323	585	48	—
Minimum operating lease commitments	3,399	1,391	1,518	490	—
Revolving credit facility borrowings	67,948	—	—	67,948	—
Purchase obligations	103,437	103,437	—	—	—

Total contractual cash obligations	$277,107	$121,489	$19,365	$79,886	$56,367

Amounts outstanding under our New Credit Facility, while classified as current liabilities, are included in the 3 — 5 years column based upon the term of the New Credit Facility. The purchase obligations include $103,437 of inventory purchases. Additionally, we have $9,043 of projected retirement obligations recorded on our balance sheet as of June 26, 2008. See Note 11 in the Notes to Consolidated Financial Statements for further details. Also, as a licensed United States Department of Agriculture Nut Warehouse Operator, we are responsible for delivering the loan value of the peanut inventory in our possession as represented on the warehouse receipt to the holder of the warehouse receipt on demand. We are responsible for any decline in the value of the peanut inventory due to decline in quality or shrinkage. Based on current expectations and historical experience, no amounts related to a potential decline in the value of peanut inventory are included in the schedule above.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accounting policies as disclosed in the Notes to Consolidated Financial Statements are applied in the preparation of our financial statements and accounting for the underlying transactions and balances. The policies discussed below are considered by our management to be critical for an understanding of our financial statements because the application of these policies places the most significant demands on management’s judgment, with financial reporting results relying on estimation regarding the effect of matters that are inherently uncertain. Specific risks, if applicable, for these critical accounting policies are described in the following paragraphs. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements.
Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.
Revenue Recognition.
We recognize revenue when persuasive evidence of an arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. We sell our products under some arrangements which include customer contracts which fix the sales price for periods typically of up to one year for some industrial customers and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and food service customers. Reserves for these programs are established based upon the terms of specific arrangements. Revenues are recorded net of rebates and promotion and marketing allowances. Revenues are also recorded net of customer deductions which are provided for based on past experiences. Our net accounts receivable includes an allowance for customer deductions. While customers do have the right to return products, past experience has demonstrated that product returns have been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances.
Inventories.
Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market. Inventory costs are reviewed each quarter. Fluctuations in the market price of pecans, peanuts, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. When expected market sales prices move below costs, we record adjustments to write down the carrying values of inventories to lower of cost or market. The results of our shelling process can also result in changes to our inventory costs, for example based upon actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based on our inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates are also recorded.
Impairment of Long-Lived Assets.
We review long-lived assets to assess recoverability from projected undiscounted cash flows (which also considers the underlying fair value of the properties) whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets’ carrying value. The impairment loss would adjust the carrying value to the assets’ fair value. We did not record any impairment charges during fiscal 2008.
Introductory Funds.
The ability to sell to certain retail customers often requires upfront payments to be made by us. Such payments are frequently made pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. If appropriate, the cost of these payments is recorded as an asset and is amortized as a reduction to net sales over the term of the contract. All contracts that are capitalized include refundability provisions. We expense payments if no written arrangement exists.
Related Party Transactions.
As discussed in Notes 1, 5 and 12 of the Notes to Consolidated Financial Statements, we lease space from related parties and transact with other related parties in the normal course of business. We believe that these related party transactions are conducted on terms that are competitive with other non-related entities at the time the transactions are entered into.

Income Taxes.
We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in our financial statements or tax returns. Such items give rise to differences in the financial reporting and tax basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that all or a portion of the asset will not be realized. Any investment tax credits are accounted for by using the flow-through method, whereby the credits are reflected as reductions of tax expense in the year they are recognized in the financial statements. In estimating future tax consequences, we consider all expected future events other than changes in tax law or rates.
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on June 29, 2007. There were no material effects associated with the implementation of FIN 48. As of June 29, 2007, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit)/expense caption in the statement of operations.
As of June 26, 2008, we have $2.5 million of state and $3.3 million of federal net operating loss carryforwards for income tax purposes. All of the state net operating loss (“NOL”) carryforward relates to losses generated during the years ended June 26, 2008, June 28, 2007 and June 29, 2006. The federal NOL carryforward relates to losses generated during the year ended June 26, 2008. The state losses generally have a carryforward period of between 10 and 12 years before expiration. The federal NOL carryforward relates to losses generated during the year ended June 26, 2008. The federal losses generally have a carryforward period of 20 years before expiration. Due to our cumulative losses for the last three fiscal years, we have provided valuation allowances of $1.6 million and $2.3 million for federal and state, respectively, related to the realization of such operating loss carryforwards to the extent our deferred tax assets exceed our deferred tax liabilities. We believe it is currently more likely than not that we will be unable to utilize NOLs and as a result we have recorded a full valuation allowance as of June 26, 2008. We will consider the need for, and the amount of, the valuation allowance in the future as actual operating results are achieved.
We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. At June 26, 2008, other than net operating loss carryforwards, we believe that our deferred tax assets are fully realizable to the extent there are deferred tax liabilities that are expected to reverse over a similar time frame.
If recurring losses are experienced in fiscal 2009, then future income tax benefits would be only recognized to the extent there are deferred tax liabilities that are expected to reverse over a similar time frame as loss carrybacks are unavailable.
Recent Accounting Pronouncements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, application of SFAS 157 for nonfinancial assets and nonfinancial liabilities is not required until fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS 157 on our consolidated financial position, results of operations and cash flows.
In September 2006, the FASB issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-04”). Under EITF 06-04, for an endorsement split-dollar life insurance contract, an employer should recognize a liability for future benefits in accordance with FASB 106, “Employers Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion 12. The provisions of EITF 06-04 are effective for fiscal 2009, although early adoption is permissible. We are currently evaluating the provisions of EITF 06-04 on our consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These new standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our consolidated financial position, results of operations and cash flows.
Forward Looking Statements
The statements contained in this Annual Report on Form 10-K, and in the Chief Executive Officer’s letter to stockholders accompanying the Annual Report on Form 10-K delivered to stockholders, that are not historical (including statements concerning our expectations regarding market risk) are “forward looking statements”. These forward looking statements, which generally are followed (and therefore identified) by a cross reference to Part I, Item 1A — “Risk Factors” or are identified by the use of forward looking words and phrases such as “intends”, “may”, “believes” and “expects”, represent our present expectations or beliefs concerning future events. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. We caution that such statements are qualified by important factors, including the factors described under Part I, Item 1A — “Risk Factors”, that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events that may be subject to circumstances beyond our control. Consequently, results actually achieved may differ materially from the expected results included in these statements.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of changes in interest rates and to commodity prices of raw material purchases. We have not entered into any arrangements to hedge against changes in market interest rates, commodity prices or foreign currency fluctuations.
We are unable to engage in hedging activity related to commodity prices, since there are no established futures markets for nuts. Approximately 24% of nut purchases for fiscal 2008 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country.
We are exposed to interest rate risk on the New Credit Facility; our only variable rate credit facility because we have not entered into any hedging instruments which fix the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had a $0.5 million impact on our net income and cash flows from operating activities for fiscal 2008. In addition, the interest rate on our Mortgage Facility resets in the future.

Item 8 — Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiaries (the “Company”) at June 26, 2008 and June 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which they account for the pension benefit obligation funded status, effective as of June 28, 2007. Also, as discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which they account for uncertain tax positions as of June 29, 2007.
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
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
August 27, 2008

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 26, 2008 and June 28, 2007
(dollars in thousands, except per share amounts)

		June 28,
	June 26, 2008	2007 (as revised)
ASSETS
CURRENT ASSETS:
Cash	$716	$2,359
Accounts receivable, less allowances of $2,217 and $3,159, respectively	34,424	36,024
Inventories	127,032	134,159
Income taxes receivable	222	6,712
Deferred income taxes	2,595	2,140
Prepaid expenses and other current assets	1,592	1,150
Asset held for sale	5,569	5,569

TOTAL CURRENT ASSETS	172,150	188,113

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463
Buildings	99,883	97,113
Machinery and equipment	147,631	140,730
Furniture and leasehold improvements	6,247	6,191
Vehicles	724	2,880
Construction in progress	1,411	4,487

	265,359	260,864
Less: Accumulated depreciation	123,626	117,639

	141,733	143,225
Rental investment property, less accumulated depreciation of $2,660 and $1,761, respectively	27,471	28,370

TOTAL PROPERTY, PLANT AND EQUIPMENT	169,204	171,595

Cash surrender value of officers’ life insurance and other assets	8,435	6,141
Brand name, less accumulated amortization of $6,925 and $6,498, respectively	995	1,422

TOTAL ASSETS	$350,784	$367,271

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 26, 2008 and June 28, 2007
(dollars in thousands, except per share amounts)

		June 28,
	June 26, 2008	2007 (as revised)
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$67,948	$73,281
Current maturities of long-term debt, including related party debt of $216 and $200, respectively	12,251	54,970
Accounts payable, including related party payables of $449 and $361, respectively	25,355	21,264
Book overdraft	4,298	5,015
Accrued payroll and related benefits	7,740	6,018
Accrued workers’ compensation	4,838	6,686
Accrued restructuring	1,287	—
Other accrued expenses	5,570	5,418

TOTAL CURRENT LIABILITIES	129,287	172,652

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,644 and $13,860, respectively	52,356	19,783
Retirement plan	8,174	9,060
Deferred income taxes	2,595	2,606
Other	—	179

TOTAL LONG-TERM LIABILITIES	63,125	31,628

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, noncumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,134,599 and 8,123,349 shares issued and outstanding, respectively	81	81
Capital in excess of par value	100,810	100,335
Retained earnings	61,853	67,810
Accumulated other comprehensive loss	(3,194)	(4,057)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	158,372	162,991

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$350,784	$367,271

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 26, 2008, June 28, 2007 and June 29, 2006
(dollars in thousands, except for earnings per share)

		Year Ended
	Year Ended	June 28, 2007	Year Ended
	June 26, 2008	(as revised)	June 29, 2006
Net sales	$541,771	$540,858	$579,564
Cost of sales	475,538	499,569	542,447

Gross profit	66,233	41,289	37,117

Operating expenses:
Selling expenses	34,899	39,003	39,947
Administrative expenses	18,898	16,454	15,152
Restructuring expenses	1,765	—	—
Gain related to real estate sales	—	(3,047)	(940)
Goodwill impairment loss	—	—	1,242

Total operating expenses	55,562	52,410	55,401

Income (loss) from operations	10,671	(11,121)	(18,284)

Other income (expense):
Interest expense ($1,109, $894 and $583 to related parties, respectively)	(10,502)	(9,347)	(6,516)
Debt extinguishment costs	(6,737)	—	—
Rental and miscellaneous (expense) income, net	(286)	(629)	(610)

Total other expense, net	(17,525)	(9,976)	(7,126)

Loss before income taxes	(6,854)	(21,097)	(25,410)
Income tax benefit	(897)	(7,520)	(8,689)

Net loss	$(5,957)	$(13,577)	$(16,721)

Loss per common share (basic and diluted):	$(0.56)	$(1.28)	$(1.58)

Weighted basic and diluted average shares outstanding:	10,610,272	10,595,996	10,584,764

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 26, 2008, June 28, 2007 and June 29, 2006
(dollars in thousands)

							Accumulated
	Class A Common		Common Stock		Capital in		Other
	Stock				Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss	Stock	Total

Balance, June 30, 2005	2,597,426	$26	8,100,349	$81	$99,164	$98,108	$—	$(1,204)	$196,175
Net loss and comprehensive loss						(16,721)			(16,721)
Stock option exercises			11,750		71				71
Tax benefit of stock option exercises					39				39
Stock-based compensation expense					546				546

Balance, June 29, 2006	2,597,426	$26	8,112,099	$81	$99,820	$81,387	$—	$(1,204)	$180,110
Net loss and comprehensive loss (as revised)						(13,577)			(13,577)
Stock option exercises			11,250		80				80
Tax benefit of stock option exercises					24				24
Stock-based compensation expense					411				411
SFAS No. 158 adjustment, net of income tax of $2,185							(4,057)		(4,057)

Balance, June 28, 2007 (as revised)	2,597,426	$26	8,123,349	$81	$100,335	$67,810	$(4,057)	$(1,204)	$162,991
Net loss						(5,957)			(5,957)
Pension liability amortization, net of income tax benefit of $209							389		389
Pension liability adjustment, net of income tax benefit of $255							474		474

Comprehensive loss									(5,094)

Stock option exercises			11,250		72				72
Tax benefit of stock option exercises					6				6
Stock-based compensation expense					397				397

Balance, June 26, 2008	2,597,426	$26	8,134,599	$81	$100,810	$61,853	$(3,194)	$(1,204)	$158,372

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 26, 2008, June 28, 2007 and June 29, 2006
(dollars in thousands)

		Year Ended
	Year Ended	June 28, 2007	Year Ended
	June 26, 2008	(as revised)	June 29, 2006
Cash flows from operating activities:
Net loss	$(5,957)	$(13,577)	$(16,721)
Depreciation and amortization	15,742	13,584	10,000
Goodwill impairment loss	—	—	1,242
Gain on disposition of properties	(8)	(3,162)	(799)
Deferred income tax benefit	(466)	(750)	(2,000)
Stock-based compensation expense	397	411	546
Change in current assets and current liabilities:
Accounts receivable, net	1,600	(543)	3,521
Inventories	7,127	30,231	53,234
Prepaid expenses and other current assets	(442)	1,098	(585)
Accounts payable	4,091	(2,774)	(5,870)
Accrued expenses	1,313	(144)	3,612
Income taxes receivable/payable	6,490	(285)	(7,222)
Other operating assets	(270)	(1,615)	1,993

Net cash provided by operating activities	29,617	22,474	40,951

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,569)	(36,360)	(44,764)
Development agreement costs	—	—	(4)
Proceeds from disposition of assets	112	17,867	3,774
Cash surrender value of officers’ life insurance	(205)	(289)	(287)

Net cash used in investing activities	(11,662)	(18,782)	(41,281)

Cash flows from financing activities:
Borrowings under revolving credit facilities	70,859	138,491	147,009
Repayments of revolving credit borrowings	(92,940)	(129,551)	(149,229)
Initial borrowing under new revolving credit facility	82,031	—	—
Payment of amounts outstanding under prior revolving credit facility	(65,283)	—	—
Issuance of long-term debt	45,000	—	—
Debt issuance costs	(3,273)	—	—
Principal payments on long-term debt	(55,353)	(14,078)	(5,964)
Financing obligation with related parties	—	14,300	—
(Decrease)/increase in book overdraft	(717)	(9,286)	11,254
Issuance of Common Stock under option plans	72	80	71
Minority interest distribution	—	(3,545)	(2,503)
Tax benefit of stock option exercises	6	24	39

Net cash (used in) provided by financing activities	(19,598)	(3,565)	677

Net (decrease) increase in cash	(1,643)	127	347
Cash:
Beginning of period	2,359	2,232	1,885

End of period	$716	$2,359	$2,232

Supplemental disclosures of cash flow information:
Interest paid, net of interest capitalized	$10,456	$8,712	$6,217
Income taxes paid, excluding refunds of $6,675, $6,644 and $2,193, respectively	107	133	2,689
Capital lease obligations incurred	207	1,117	133
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
Our consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc., and its wholly-owned subsidiary, JBSS Properties, LLC. As is discussed in Note 17, results for fiscal 2007 were revised, resulting in a $99 increase in retained earnings at the end of fiscal 2007. Our fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Management Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for customer deductions, allowances for doubtful accounts, the quantity and valuation of bulk inventories, accruals for workers’ compensation claims, income tax accruals and various other accrual accounts. Actual results could differ from those estimates.
Accounts Receivable
Accounts receivable are stated at the amounts charged to customers, less: (i) allowances for doubtful accounts, and (ii) reserves for estimated cash discounts and customer deductions. The allowance for doubtful accounts is calculated by specifically identifying customers that are credit risks. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. The reserve for estimated cash discounts is based on actual payments. The reserve for customer deductions represents known customer short payments and an estimate of future credit memos that will be issued to customers related to rebates and allowances for marketing and promotions based on historical experience. Included in accounts receivable as of June 26, 2008 and June 28, 2007 are $1,000 and $2,730, respectively, relating to workers’ compensation excess claim recovery.
Inventories
Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market. Inventory costs are reviewed each quarter. Fluctuations in the market price of pecans, peanuts, walnuts, almonds, cashews and other nuts may affect the value of inventory, gross profit and gross profit margin. When expected market sales prices move below costs, we record adjustments to write down the carrying values of inventories to lower of cost or market. The results of our shelling process can also result in changes to inventory costs, such as adjustments made pursuant to actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based on our inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates are also recorded.
We store a large amount of peanut inventory on behalf of the United States government at various facilities. As a licensed United States Department of Agriculture Nut Warehouse Operator, we are responsible for delivering the loan value of the peanut inventory in our possession as represented on the warehouse receipt to the holder of the warehouse receipt on demand. We are responsible for any decline in the value of the peanut inventory due to decline in quality or shrinkage in excess of an allowable amount. No such declines in value are currently anticipated.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Major improvements that extend the useful life or add capacity are capitalized and charged to expense through depreciation. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss is recognized currently in operating income. Cost is depreciated using the straight-line method over the following estimated useful lives: buildings — 10 to 40 years, machinery and equipment — 5 to 10 years, furniture and leasehold improvements — 5 to 10 years and vehicles — 3 to 5 years. Depreciation expense was $14,063, $11,661 and $9,207 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively. We capitalize interest costs on our projects. The amount of interest capitalized was $0, $901 and $1,808 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively.
Certain prior lease transactions with two related party partnerships relating to the financing of buildings were previously accounted for as capital leases, whereby the present value of future rental payments, discounted at the interest rate implicit in the lease, was recorded as a liability. These leases were terminated at no cost to us in fiscal 2007 and 2006.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement were not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, we determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction.
Long-Lived Assets
We review long-lived assets to assess recoverability from projected undiscounted cash flows (which also considers the underlying fair value of the properties) whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets’ carrying value. The impairment loss would adjust the carrying value to the assets’ fair value. To date, we have not recorded any impairment charges. In connection with our facility consolidation project, management performed a review of assets in our then existing Chicago area facilities. There was no impairment of these assets; however, the useful lives of certain assets were adjusted to the remaining time that the assets were utilized. As of June 26, 2008, the consolidation of our Chicago-based facilities into our new facility in Elgin, Illinois (the “New Site”) was substantially completed.
Facility Consolidation Project/Real Estate Transactions
In April 2005, we acquired property to be used for the New Site. Two buildings are located on the New Site, one of which is an office building of which 41.5% was leased back to the seller through April 2008. The seller opted to not renew the lease, and we have yet to find replacement tenants. Approximately 80% of the office building is currently vacant. The other building, a warehouse, was expanded and modified for use as our principal processing facility and headquarters. The allocation of the purchase price to the two buildings was determined through a third party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the warehouse building is included in property, plant and equipment.
The net rental income from the office building included in rental and miscellaneous expense (income), net, was an expense of $867, $1,122 and $1,115 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively. Gross rental income was $2,324, $1,740 and $1,665 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively. Future gross rental income under the office building operating lease is as follows for the years ending:

June 25, 2009	$1,154
June 24, 2010	1,163
June 30, 2011	1,165
June 28, 2012	1,094
June 27, 2013	1,067
Thereafter	3,419

$9,062

Prior to acquiring the New Site, our company and certain related party partnerships entered into a Development Agreement with the City of Elgin, Illinois (the “Development Agreement”) for the development and purchase of the land where a new facility could be constructed (the “Original Site”). The Development Agreement provided for certain conditions, including but not limited to the completion of environmental and asbestos remediation procedures, the inclusion of the property in the Elgin enterprise zone and the establishment of a tax incremental financing district covering the property. We fulfilled our remediation obligations under the Development Agreement during fiscal 2005. On February 1, 2006, our company and the related party partnerships entered into a Termination Agreement with the City of Elgin whereby the Development Agreement was terminated and our company and the City of Elgin (the “City”) became obligated to convey the property to our company and the partnerships within thirty days. The partnerships subsequently agreed to convey their respective interests in the Original Site to us by quitclaim deed without consideration. On March 28, 2006, JBSS Properties, LLC (“JBSS LLC”), our wholly owned subsidiary, acquired title to the Original Site by quitclaim deed, and JBSS LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City. Under the terms of the Agreement, the City assigned to us all the City’s remaining rights and obligations under the Development Agreement. We expect to sell the Original Site during the next twelve months. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in the planned sale. In the event that the Original Site is sold prior to January 1, 2009 pursuant to a sales contract that is currently pending, we will be required to deposit the gross proceeds into an interest-bearing escrow with the Mortgage Lender. Then, on January 1, 2009, the Mortgage Lender has the right to either (i) apply all or a portion of such proceeds to prepay the outstanding balance of Tranche B, with the excess, if any, and accrued interest going to us or (ii) retain such proceeds and all accrued interest as collateral for such additional period as it deems prudent. The planned sale meets the criteria of an “Asset Held for Sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” and is presented as a current asset in the balance sheet as of June 26, 2008 and June 28, 2007. Our costs under the Development Agreement were $6,806 at June 26, 2008 and June 28, 2007, $5,569 of which is recorded as “Asset Held for Sale” and $1,237 is recorded as “Rental Investment Property” as of June 26, 2008 and June 28, 2007. We reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value was required.
In furtherance of our facility consolidation project, we sold our Chicago area facilities in July 2006. One such Chicago area facility (the Busse Road facility) was owned directly by us and the remaining portion owned by a consolidated partnership, a variable interest entity. The lease between us and the partnership was terminated in July 2006 upon completion of the property sale transaction. The related party partnership sold the property to a third party, which was leased back the property to us through December 2007. The proceeds upon disposition of the property by the partnership totaled $9.6 million (with $2.0 million directly allocable to our owned portion of the property), resulting in us recognizing a gain of approximately $4.6 million (net of $1.3 million being deferred and amortized as reductions in rental expense over the lease term), with offsetting amounts applicable to the partnership’s minority interest of $4.6 million. As we were the primary beneficiary of the partnership, upon consolidation of the partnership as a variable interest entity, the deficit, which includes losses in excess of the minority interest, was absorbed by us. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of approximately $1.1 million were recovered by us to the extent such losses were previously allocated to our operations in consolidation and reduced any gain allocable to the partnership interest. A deferred gain of $0.4 million was included in current liabilities as of June 28, 2007. No deferred gain exists at June 26, 2008 since the lease expired during fiscal 2008.
Also in July 2006, we sold our Arlington Heights and Arthur Avenue facilities for a combined $7.8 million in proceeds and leased back the facilities from the purchaser. The Arlington Heights facility is being leased back by us pursuant to a lease which went through December 2008. The Arthur Avenue facility is being leased back through August 2008. The gain on these property sale transactions totaled $1.8 million, net of $1.2 million being deferred and amortized as reductions in rental expense over the lease terms, ranging from 17 to 29 months. We ceased operations at the Arlington Heights facility during the second quarter of fiscal 2008 and recognized $173 of restructuring expense due to the transfer of operations prior to the lease expiration. In order to sell the Arlington Heights facility, we prepaid our existing mortgage obligations of $1,684 plus a $279 prepayment fee. A deferred gain of $0.7 million was recorded as of June 28,

2007, $0.5 million of which was included in current liabilities. The deferred gain recorded on the sale of the Arlington Heights facility was considered in the determination of restructuring expenses, since we vacated the facility during the second quarter of fiscal 2008. Only an immaterial deferred gain exists for the sale of the Arthur Avenue facility as of June 26, 2008.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, we determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction.
We leased certain properties during fiscal 2006 from two related party partnerships (consolidated variable interest entities), one of which was terminated in March 2006 and the other terminated in July 2006. In March 2006, we sold a facility owned by one of the partnerships consolidated as a variable interest entity. As we were the primary beneficiary of the partnership, upon consolidation of the partnership as a variable interest entity the deficit, which includes losses in excess of the minority interest, was absorbed by us. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of $0.9 million were recovered by us to the extent such losses were previously allocated to us in consolidation and reduced any gain allocable to the partnership interest. Additionally, as the partnership and not our company was entitled to the net proceeds from the sale, we recorded an equal and offsetting minority interest amount for the partnership’s gain on the sale of approximately $3.5 million in other income and expense.
Introductory Funds
The ability to sell to certain retail customers often requires upfront payments to be made by us. Such payments are frequently made pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. If appropriate, the cost of these payments is recorded as an asset and is amortized over the term of the contract. We expense payments if no written arrangement exists and amounts are not recoverable in the event of customer cancellation. Total introductory funds included in prepaid expenses and other current assets were $882 at June 26, 2008 and $385 at June 28, 2007. Amortization expense, which is recorded as a reduction in net sales, was $1,252, $1,497 and $367 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively.
Goodwill and Brand Name
Brand name consists of the Fisher brand name that was acquired in 1995. We are amortizing the brand name over a fifteen-year period on a straight-line basis with no estimated residual value. Annual amortization expense for each of the next two fiscal years is expected to be $427, with the remaining amount of $141 amortized in fiscal 2011. Amortization expense was $427, $426 and $427 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively.
Goodwill represented the excess of the purchase price over the fair value of the net assets from our acquisition of Sunshine Nut Co., Inc. which occurred in 1992. A goodwill impairment loss of $1,242 was recorded for the year ended June 29, 2006. Fair value, based on considerations of the quoted market price with an estimated control premium, and estimated cash flow forecasts of our reporting unit, was determined to be below its net book value and there was no implied fair value of our goodwill.
Fair Value of Financial Instruments
Based on borrowing rates presently available to us under similar borrowing arrangements, we believe the recorded amount of our long-term debt obligations approximates fair market value. The carrying amount of our other financial instruments approximates their estimated fair value based on market prices for the same or similar type of financial instruments.

Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. We sell our products under some arrangements which include customer contracts which fix the sales price for periods, typically of up to one year, for some industrial customers and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and food service customers. Revenues are recorded net of rebates and promotion and marketing allowances. While customers do have the right to return products, past experience has demonstrated that product returns have been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances. Billings for shipping and handling costs are included in revenues.
Significant Customers
The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. Net sales to Wal-Mart Stores, Inc. represented approximately 19%, 20% and 19% of our net sales for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively. Net accounts receivable from Wal-Mart Stores, Inc. were $3,510 and $4,140 at June 26, 2008 and June 28, 2007, respectively.
Promotion and Advertising Costs
Promotion allowances, customer rebates and marketing allowances are recorded at the time revenue is recognized and are reflected as reductions in sales. Annual volume rebates are estimated based upon projected volumes for the year, while promotion and marketing allowances are recorded based upon terms of the actual arrangements. Coupon incentives have not been significant and are recorded at the time of distribution. We expense the costs of advertising, which include newspaper and other advertising activities, as incurred. Advertising expenses for the years ended June 26, 2008, June 28, 2007 and June 29, 2006 were $2,346, $2,778 and $2,297, respectively.
Shipping and Handling Costs
Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. For the years ended June 26, 2008, June 28, 2007 and June 29, 2006, shipping and handling costs totaled $15,551, $18,291 and $18,767, respectively.
Income Taxes
We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in our financial statements or tax returns. Such items give rise to differences in the financial reporting and tax basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that all or a portion of the asset will not be realized. Any investment tax credits are accounted for by using the flow-through method, whereby the credits are reflected as reductions of tax expense in the year they are recognized in the financial statements. In estimating future tax consequences, we consider all expected future events other than changes in tax law or rates.
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on June 29, 2007. There were no material effects associated with the implementation of FIN 48. As of June 29, 2007, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit)/expense caption in the statement of operations.
Segment Reporting
We operate in a single reportable operating segment that consists of selling various nut products through multiple distribution channels.
Earnings per Share
Earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	Year Ended	Year Ended	Year Ended
	June 26, 2008	June 28, 2007	June 29, 2006
Weighted average shares outstanding — basic	10,610,272	10,595,996	10,584,764
Effect of dilutive securities:
Stock options	—	—	—

Weighted average shares outstanding — diluted	10,610,272	10,595,996	10,584,764

All outstanding options were excluded from the calculation of diluted earnings per share for the years ended June 26, 2008, June 28, 2007 and June 29, 2006 due to net losses. Total options excluded from the calculation of diluted earnings per share were 470,440, 353,690 and 324,815 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively. These options had weighted average exercise prices of $11.49, $13.00 and $13.70, respectively.
Stock-Based Compensation
Effective for the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective application method. Under this transition method, we record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption.
Comprehensive Loss (Income)
We account for comprehensive loss (income) in accordance with SFAS 130, “Reporting Comprehensive Income”. This statement establishes standards for reporting and displaying comprehensive loss (income) and its components in a full set of general-purpose financial statements. The statement requires that all components of comprehensive loss (income) be reported in a financial statement that is displayed with the same prominence as other financial statements.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, application of SFAS 157 for nonfinancial assets and nonfinancial liabilities is not required until fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS 157 on our consolidated financial position, results of operations and cash flows.
In September 2006, the FASB issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-04”). Under EITF 06-04, for an endorsement split-dollar life insurance contract, an employer should recognize a liability for future benefits in accordance with FASB 106, “Employers Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion 12. The provisions of EITF 06-04 are effective for fiscal 2009, although early adoption is permissible. We are currently evaluating the provisions of EITF 06-04 on our consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). These new standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our consolidated financial position, results of operations and cash flows.

NOTE 2 — NATURE OF BUSINESS AND MANAGEMENT PLANS
We are one of the leading processors and marketers of tree nuts and peanuts in the United States. These nuts are sold under a variety of private labels and under the Fisher, Flavor Tree, Sunshine Country and Texas Pride brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products. We have plants located throughout the United States. Revenues are generated from sales to a variety of customers, including several major retailers and the U.S. government which are made on an unsecured basis.
In fiscal 2008, we took actions to address the uncertainty surrounding our ability to meet the prior restrictive covenants of our Prior Credit Facility and Prior Note Agreement (as defined in Note 4 and Note 5, respectively, in the Notes to Consolidated Financial Statements) and to improve financial performance, which actions included securing new financing during the third quarter of fiscal 2008 comprised of a revolving credit facility and a mortgage term loan. The new revolving credit facility contains one financial covenant, which we currently believe will be attainable. Compliance is dependent upon maintaining a $15.0 million level of excess availability under the revolving credit facility and achieving a certain fixed charge coverage ratio if the $15.0 million level of excess availability is not met. The mortgage term loan is collateralized by certain real property and fixtures and is subject to a minimum net worth requirement of $110.0 million. The new financing arrangements provide us with increased flexibility to accomplish our objectives and improve future financial performance.
Our financial performance has improved in fiscal 2008. The loss before income taxes was $6.9 million, including $6.7 million of debt extinguishment costs and $1.8 million of restructuring costs, for fiscal 2008 compared to no such charges for fiscal 2007. The loss before income taxes for fiscal 2008 also contains certain unusual or infrequent expenses in addition to the debt extinguishment and restructuring costs, including:
•	an increase in unfavorable labor and efficiency variances over fiscal 2007, which was primarily related to the shut down and start up costs for production lines that were moved from the previous Chicago area facilities and installed in the new facility in Elgin, Illinois (the “New Site”);

•	redundant manufacturing expenses as production activities occurred at the previous Chicago area facilities while the manufacturing spending in the New Site reflected increased production levels;

•	external contractor charges that were related to the acceleration of the equipment move from the existing Chicago area facilities to the New Site; and

•	consulting fees related to our profitability enhancement initiative, the implementation of a new sales analysis system and the design and implementation of a new incentive compensation plan, which rewards plan participants in connection with year-over-year improvement in our after-tax net operating financial performance in excess of our annual cost of capital.
Management also conducted profitability reviews of all products sold to customers. We engaged a profitability enhancement consultant (which was a requirement relating to the waivers received from the lenders under our Prior Note Agreement and Prior Credit Facility for non-compliance with financial covenants for the third quarter of fiscal 2007) to assist in this process and in our forecasting procedures. The result of this profitability review led to price increases for many products and the eventual discontinuance of approximately 1,200 products, or approximately 30% of the number of products sold by us, during the third quarter of fiscal 2008. Also, in the first two months of calendar 2008, we terminated approximately 80 employees, approximately 5% of our work force, pursuant to an initiative separate from the store-door discontinuance described below. These terminations were possible due to our initiatives, such as consolidating all Chicago area activities at the New Site and discontinuing 1,200 products. We expect to save approximately $4.0 million in payroll and related benefits annually as a result of the work force reduction.
We terminated our store-door distribution system in January 2008 as a result of our determination that it is no longer profitable to ship products to customers through our store-door distribution system. In connection with the discontinuance of the store-door delivery system, we terminated nine employees. We have maintained a majority of the $2.5 million in annual sales generated through the store-door distribution system, as business has migrated to our other distribution methods.

The initiatives described above are expected to improve efficiencies and generate cost savings. However, while we have realized cost savings in connection with the New Site through the elimination of redundant costs, we have yet to receive the expected improvements in manufacturing efficiencies. We are actively developing plans, especially for our Fisher brand, with the intention of increasing sales and gross margin. As a result of these efforts, we secured significant new private label business during fiscal 2008. Other new business opportunities are being pursued across all of our distribution channels. However, the efforts to reduce unprofitable products has contributed to a decrease in sales volume, which has in the past and may in the future, negatively impact our ability to benefit from the facility consolidation project.
In summary, management believes the changes associated with our financing arrangements, in combination with the previously mentioned business initiatives, provides us with greater financial flexibility and the ability to sustain ongoing operations of the business.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	June 26, 2008	June 28, 2007
Raw material and supplies	$59,770	$57,348
Work-in-process and finished goods	67,262	76,811

Total	$127,032	$134,159

NOTE 4 — REVOLVING CREDIT FACILITY
On February 7, 2008, we entered into a Credit Agreement with a new bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “New Credit Facility”). The New Credit Facility is secured by substantially all our assets other than real property and fixtures. When we entered into the New Credit Facility, we paid all amounts under, and terminated our prior revolving credit facility (the “Prior Credit Facility”). As a result of the refinancing, we were required to pay a $1.0 million debt extinguishment charge to the lenders under the Prior Credit Facility and write off the $0.2 million in remaining unamortized balance of fees related to the Prior Credit Facility. These charges were recorded in the third quarter of fiscal 2008.
The New Credit Facility matures on February 7, 2013. At our election, borrowings under the New Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or (ii) a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of June 26, 2008, the weighted average interest rate for the New Credit Facility was 5.00%. The terms of the New Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $15.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. The New Credit Facility does not include, among other things, a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Bank Lenders are entitled to require immediate repayment of the our obligations under the New Credit Facility in the event of default on the payments required under the New Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the New Credit Facility (including a default under the Mortgage Facility, as defined in Note 5). As of June 26, 2008, we were in compliance with all covenants under the New Credit Facility and we currently expect to be in compliance with the financial covenant in the New Credit Facility for the foreseeable future. As of June 26, 2008, we had $36.5 million of available credit under the New Credit Facility.
Following the replacement of the Prior Note Agreement and Prior Credit Facility in the third quarter of fiscal 2008, letters of credit attributable to obligations totaling $10.2 million were still held by a lender under the Prior Credit Facility. As a result, we were required to deposit $10.2 million in cash with such lender as collateral for the letters of credit. During the fourth quarter of fiscal 2008, these letters of credit were transferred to the New Credit Facility, and the $10.2 million in cash collateral was returned to us and used to pay down the New Credit Facility.
NOTE 5 — LONG-TERM DEBT
Long-term debt consists of the following:

	June 26, 2008	June 28, 2007
Mortgage facility (Tranche A), collateralized by real property, due in monthly principal installments of $200 plus interest at 7.63% per annum from June 2008 to February 2008 with a final principal payment of $600 in March 2023	$35,800	$—
Mortgage facility (Tranche B), collateralized by real property, due in monthly principal installments of $50 plus interest at LIBOR plus 5.50% per annum from June 2023 to February 2008 with a final principal payment of $150 in March 2008	8,950	—
Notes payable, interest payable semiannually at 5.92%, principal payable in semi-annual installments of $3,611 beginning on June 1, 2006	—	54,167
Industrial development bonds, collateralized by building, machinery and equipment with a cost aggregating $8,000	5,125	5,500
Selma, Texas facility financing obligation to related parties, due in monthly installments of $109 through September 1, 2031	13,860	14,060
Capitalized equipment leases	872	1,026

	64,607	74,753
Less: Current maturities	(12,251)	(54,970)

Total long-term debt	$52,356	$19,783

On February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin real property includes almost all of an original site (the “Original Site”) that was purchased prior to our purchase of the New Site. At the time that we entered into the Mortgage Facility, we prepaid all amounts due pursuant to our prior long-term financing facility (the “Prior Note Agreement”). As a result of the refinancing, we were required to pay a $5.2 million debt extinguishment charge to the noteholders under the Prior Note Agreement and write off the $0.3 million in remaining unamortized balance of fees related to the Prior Note Agreement. These charges were recorded in the third quarter of fiscal 2008.
The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. Such interest rate may be reset by the Mortgage Lender on March 1, 2018 (the “Tranche A Reset Date”). Monthly principal payments in the amount of $200 commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest at a floating rate of one month LIBOR plus 5.50% per annum, payable monthly. The margin on such floating rate may be reset by the Mortgage Lender on March 1, 2010 and every two years thereafter (each, a “Tranche B Reset Date”); provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on and after March 1, 2016. Monthly principal payments in the amount of $50 commenced on June 1, 2008.
On the Tranche A Reset Date and each Tranche B Reset Date, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion.  With respect to Tranche A, if we do not accept the reset rate, Tranche A will become due and payable on the Tranche A Reset Date, without prepayment penalty. With respect to Tranche B, if we do not accept the reset rate, Tranche B will be due and payable on the Tranche B Reset Date, without prepayment penalty.  There can be no assurances that the reset interest rates for each of Tranche A and Tranche B will be acceptable to us.  If the reset interest rate for either Tranche A or Tranche B is unacceptable to us and we (i) do not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Rate, as applicable, or (ii) are unable to refinance amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Rate, as applicable, on terms more favorable than the reset interest rates, then such reset interest rates could have a material adverse effect on our financial condition, results of operations and financial results.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. In addition, the Mortgage Facility provides that in the event that the Original Site is sold prior to January 1, 2009 pursuant to a sales contract that is currently pending, we will be required to deposit the gross proceeds into an interest-bearing escrow with the Mortgage Lender. Then, on January 1, 2009, the Mortgage Lender has the right to either (i) apply all or a portion of such proceeds to prepay the outstanding balance of Tranche B, with the excess, if any, and accrued interest going to us or (ii) retain such proceeds and all accrued interest as collateral for such additional period as it deems prudent. After January 1, 2009 (or prior to January 1, 2009 if pursuant to a different proposal other than the pending contract), we must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. All amounts outstanding are recorded as current liabilities as of June 26, 2008. The Mortgage Facility does not include, among other things, a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 26, 2008, we were in compliance with all covenants under the Mortgage Facility. Since we currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future, $33.4 million has been classified as long-term debt as of June 26, 2008. This amount represents scheduled principal payments due under Tranche A beyond twelve months of June 26, 2008.
We financed the construction of a peanut shelling plant with industrial development bonds in 1987. On June 1, 2006, we remarketed the bonds, resetting the interest rate at 4.55% through May 2011, and at a market rate to be determined thereafter. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. The agreement requires us to redeem the bonds in varying annual installments, ranging from $405 to $760 annually through 2017. We are also required to redeem the bonds in certain other circumstances, for example, within 180 days after any determination that interest on the bonds is taxable. We have the option at any time, however, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, we determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction.
Aggregate maturities of long-term debt are as follows for the years ending:

June 25, 2009	$12,251
June 24, 2010	3,340
June 30, 2011	7,213
June 28, 2012	2,716
June 27, 2013	2,702
Thereafter	36,385

Total	$64,607

NOTE 6 — INCOME TAXES
The (benefit) provision for income taxes for the years ended June 26, 2008, June 28, 2007 and June 29, 2006 are as follows:

	June 26, 2008	June 28, 2007	June 29, 2006
Current	$(431)	$(6,770)	$(6,689)
Deferred	(466)	(750)	(2,000)

Total benefit for income taxes	$(897)	$(7,520)	$(8,689)

The reconciliations of income taxes at the statutory federal income tax rate to income taxes reported in the statements of operations for the years ended June 26, 2008, June 28, 2007 and June 29, 2007 are as follows:

		June 28,
	June 26,	2007	June 29,
	2008	(as revised)	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.9	4.4	4.8
Effect of SFAS 158	3.8	—	—
Goodwill impairment loss	—	—	(1.9)
Valuation allowance for net state operating loss carryforwards	(7.9)	(4.4)	(2.0)
Valuation allowance for net federal operating loss carryforwards	(23.0)	—	—
Other	(1.7)	0.6	(1.7)

Effective tax rate	13.1%	35.6%	34.2%

The deferred tax assets and liabilities are comprised of the following:

	June 26, 2008		June 28, 2007
	Asset	Liability	Asset	Liability
Current
Accounts receivable	$160	$—	$155	$—
Employee compensation	1,182	—	602	—
Inventory	93	—	105	—
Deferred revenue	15	—	363	—
Workers’ compensation	1,458	—	1,503	—
Valuation allowance	(1,091)	—	(606)	—
Restructuring	541	—	—	—
Other	237	—	18	—

Total current	$2,595	$—	$2,140	$—

Long term
Depreciation	$—	$(9,264)	$—	$(7,522)
Amortization	79	—	234	—
Capitalized leases	234	—	201	—
Operating loss carryforwards	5,818	—	2,095	—
Retirement plan	3,106	—	3,530	—
Valuation allowance	(2,817)	—	(1,439)	—
Other	249	—	295	—

Total long-term	$6,669	$(9,264)	$4,916	$(7,522)

Total	$9,264	$(9,264)	$7,056	$(7,522)

As of June 26, 2008, we have $2.5 million of state and $3.3 million of federal net operating loss carryforwards for income tax purposes. All of the state net operating loss (“NOL”) carryforward relates to losses generated during the years ended June 26, 2008, June 28, 2007 and June 29, 2006. The federal NOL carryforward relates to losses generated during the year ended June 26, 2008. The state losses generally have a carryforward period of between 10 and 12 years before expiration. The federal NOL carryforward relates to losses generated during the year ended June 26, 2008. The federal losses generally have a carryforward period of 20 years before expiration. Due to our cumulative losses for the last three fiscal years, we have provided valuation allowances of $1.6 million and $2.3 million for federal and state, respectively, related to the realization of such operating loss carryforwards to the extent our deferred tax assets exceed our deferred tax liabilities. We believe it is currently more likely than not that we will be unable to utilize NOLs and as a result we have recorded a full valuation allowance as of June 26, 2008. We will consider the need for, and the amount of, the valuation allowance in the future as actual operating results are achieved.
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on

June 29, 2007. There were no material effects associated with the implementation of FIN 48. As of June 29, 2007, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit)/expense caption in the statement of operations. We file income tax returns with federal and state tax authorities within the United States of America. The Internal Revenue Service is currently auditing our tax returns for fiscal 2004. The Illinois Department of Revenue has concluded its audits of our tax returns through fiscal 2005. No other tax jurisdictions are material to us.
As of June 26, 2008, there have been no material changes to the amount of unrecognized tax benefits. We do not anticipate that total unrecognized tax benefits will significantly change in the future.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Operating Leases
We lease buildings and certain equipment pursuant to agreements accounted for as operating leases. Rent expense under these operating leases aggregated $2,032, $2,723 and $2,342 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively. Aggregate non-cancelable lease commitments under these operating leases are as follows for the years ending:

June 25, 2009	$1,391
June 24, 2010	844
June 30, 2011	674
June 28, 2012	354
June 27, 2013	136
Thereafter	—

$3,399

Litigation
We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. It is management’s opinion that the ultimate resolution of these matters will not have a significant effect upon our business, financial condition or results of operations.
NOTE 8 — STOCKHOLDERS’ EQUITY
Our Class A Common Stock, $.01 par value (the “Class A Stock”), has cumulative voting rights with respect to the election of those directors which the holders of Class A Stock are entitled to elect, and 10 votes per share on all other matters on which holders of our company’s Class A Stock and Common Stock are entitled to vote. In addition, each share of Class A Stock is convertible at the option of the holder at any time into one share of Common Stock and automatically converts into one share of Common Stock upon any sale or transfer other than to related individuals. Each share of our company’s Common Stock, $.01 par value (the “Common Stock”) has noncumulative voting rights of one vote per share. The Class A Stock and the Common Stock are entitled to share equally, on a share-for-share basis, in any cash dividends declared by the Board of Directors, and the holders of the Common Stock are entitled to elect 25% of the members comprising the Board of Directors.
NOTE 9 — STOCK OPTION PLANS
At our annual meeting of stockholders on October 28, 1998, our stockholders approved a new stock option plan (the “1998 Equity Incentive Plan”) under which awards of non-qualified options and stock-based awards may be made. There are 700,000 shares of Common Stock authorized for issuance to certain key employees and “outside directors” (i.e., directors who are not our employees or employees of our subsidiary). The exercise price of the options will be determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant, with the exception of nonqualified stock options, which can have an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options. Through fiscal 2007, all of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Code. Effective fiscal 2008, all option grants are non-qualified awards. At June 26, 2008, there were 31,000 options available for distribution under this plan. Option exercises are satisfied through the issuance of new shares of Common Stock.
We determine fair value of such awards using the Black-Scholes option-pricing model. The following assumptions were used to value our grants during fiscal 2008: 6.25 years expected life; expected stock volatility from 52.4% to 54.3%; risk-free interest rate of 2.79% to 4.28%; expected forfeitures of 5%; and expected dividend yield of 0% during the expected term.
The expected term of the awards was determined using the “simplified method” as stated in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Expected stock volatility was determined based on historical volatility for the 6.25 year-period preceding the measurement date. The risk-free rate was based on the yield curve in effect at the time options were granted, using U.S. treasury constant maturities over the expected life of the option. Expected forfeitures were determined based on our expectations and past experiences. Expected dividend yield was based on our dividend policy at the time the options were granted.
The following weighted-average assumptions used to determine the fair value of options granted for the years ended June 26, 2008, June 28, 2007 and June 29, 2006:

	June 26, 2008	June 28, 2007	June 29, 2006
Average risk-free interest rate	3.7%	4.6%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	54.3%	54.0%	54.7%
Expected life (years)	6.3	5.8	5.7
Under the fair value recognition provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation expense was $397, $411 and $546 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively, and the related tax benefit for non-qualified stock options was $6, $24 and $39 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively.
          Activity in our stock option plans was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at June 30, 2005	314,190	$12.37
Activity:
Granted	66,000	18.73
Exercised	(11,750)	6.03
Forfeited	(43,625)	13.82

Outstanding at June 29, 2006	324,815	$13.70
Activity:
Granted	76,000	10.25
Exercised	(11,250)	6.80
Forfeited	(35,875)	15.48

Outstanding at June 28, 2007	353,690	$13.00
Activity:
Granted	151,500	7.98
Exercised	(11,250)	6.40
Forfeited	(23,500)	13.98

Outstanding at June 26, 2008	470,440	$11.49

Exercisable at June 26, 2008	238,690	$12.72
Exercisable at June 28, 2007	199,690	$11.60
Exercisable at June 29, 2006	142,815	$10.49
The number of stock options vested, and expected to vest in the future, as of June 26, 2008 is not significantly different from the number of stock options outstanding at June 26, 2008, as stated above. The weighted average fair value of options granted was $4.47, $5.47 and $9.85 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively. The total intrinsic value of all options exercised was $16, $63 and $104 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively. All 151,500 options granted during fiscal 2008 were at exercise prices equal to the market price of Common Stock at the grant date. Of the 76,000 total options granted during fiscal 2007, 14,000 were at exercise prices greater than the market price of the Common Stock at the grant date with a weighted average fair value of $4.52 per share, and the remaining 62,000 options were at exercise prices equal to the market price of Common Stock at the grant date with a weighted average fair value of $5.68 per share. Of the 66,000 total options granted during fiscal 2006, 14,000 were at exercise prices greater than the market price of the Common Stock at the grant date with a weighted average fair value of $8.21 per share, and the remaining 52,000 options were at exercise prices equal to the market price of Common Stock at the grant date with a weighted average fair value of $10.29 per share.
As of June 26, 2008, there was $887 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. We expect to recognize that cost over a weighted average period of 1.2 years. The total fair value of shares vested during fiscal 2008 was $991.
Exercise prices for options outstanding as of June 26, 2008 ranged from $3.44 to $32.30. The weighted average remaining contractual life of those options is 6.4 years, and 4.6 years for those exercisable. The aggregate intrinsic value of outstanding options at June 26, 2008 was $341, $230 for those exercisable. The options outstanding at June 26, 2008 may be segregated into two ranges, as is shown in the following:

	Option Price Per Share Range
	$3.44 - $11.89	$15.14 - $32.30
Number of options	305,315	165,125
Weighted-average exercise price	$7.93	$18.06
Weighted-average remaining life (years)	7.1	5.1
Number of options exercisable	111,690	127,000
Weighted average exercise price for exercisable options	$6.89	$17.85
NOTE 10 — EMPLOYEE BENEFIT PLANS
We maintain a contributory plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements. We contribute 50% of the amount contributed by each employee up to certain maximums specified in the plan. Our contributions to the 401(k) plan were $628, $655 and $629 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively.
We contributed $324, $241 and $128 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively, to multi-employer union-sponsored pension plans. We are presently unable to determine our respective share of either accumulated plan benefits or net assets available for benefits under the union plans. We recorded a $1,200 liability during the year ended June 26, 2008 as the estimated cost to withdraw from the multi-employer union-sponsored plan for the step van drivers that were employed for our store-door delivery system that was discontinued during the third quarter of fiscal 2008. See Note 16.
NOTE 11 — RETIREMENT PLAN
On August 2, 2007, the committee then known as the Compensation, Nominating and Corporate Governance Committee (the “Committee”) approved a restated Supplemental Employee Retirement Plan (“SERP”) for certain executive officers and key employees, effective as of August 25, 2005. The restated SERP changes the plan adopted on August 25, 2005 to, among other things, clarify certain actuarial provisions and incorporate new Internal Revenue Service requirements. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. We use our fiscal year-end as the measurement date for obligation and asset calculations. Effective June 28, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 99, 106 and 123(R) (“SFAS 158”), which required the recognition of the funded status of the SERP on the Consolidated Balance Sheet. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are now required to be recorded as a component of “Accumulated Other Comprehensive Loss” (“AOCL”).

The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 26, 2008	June 28, 2007
Change in projected benefit obligation
Benefit obligation at beginning of year or plan inception	$9,289	$10,249
Service cost	138	262
Interest cost	575	653
Actuarial gain	(729)	(1,530)
Benefits paid	(230)	(345)

Projected benefit obligation at end of year	$$9,043	$$9,289

Components of the actuarial gain portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 26, 2008	June 28, 2007	June 29, 2006
Actuarial Gain
Change in bonus expectation	$—	$(453)	$(3,141)
Change in discount rate	(267)	182	(1,906)
Adjustment to projected retiree benefit	(310)	(914)	—
Other	(152)	(345)	(406)

Actuarial gain	$(729)	$(1,530)	$(5,453)

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 26, 2008	June 28, 2007	June 29, 2006
Service cost	$138	$262	$386
Interest cost	575	653	642
Recognized gain amortization	(359)	(306)	—
Prior service cost amortization	957	957	798

Net periodic pension cost	$1,311	$1,566	$1,826

Significant assumptions related to our SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants.
We used the following assumptions to calculate the benefit obligations of our SERP as follows for the years ended:

	June 26, 2008	June 28, 2007	June 29, 2006
Discount rate	6.52%	6.27%	6.44%
Rate of compensation increases	4.50%	4.50%	4.50%
Bonus payment	60% of base, paid 3 of 5 years	60% of base, paid 3 of 5 years	60% of base, paid annually

We used the following assumptions to calculate the net periodic costs of our SERP as follows for the years ended:

	June 26, 2008	June 28, 2007	June 29, 2006
Discount rate	6.27%	6.44%	5.25%
Rate of compensation increases	4.50%	4.50%	4.00%
Bonus payment	60% of base, paid 3 of 5 years	60% of base, paid annually	100% of base, paid annually
The assumed discount rate is based, in part, upon a discount rate modeling process that considers both high quality long-term indices and the duration of the SERP plan relative to the durations implicit in the broader indices. The discount rate is utilized principally in calculating the actuarial present value of our obligation and periodic expense pursuant to the SERP. To the extent the discount rate increases or decreases, our SERP obligation is decreased or increased, accordingly.
The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2009	$868
2010	653
2011	650
2012	646
2013	639
2014 — 2018	2,998
The following table presents the components of accumulated other comprehensive loss:

	June 26, 2008	June 28, 2007
Net gain	$7,048	$6,678
Prior service cost	(11,962)	(12,919)
Tax effect	1,720	2,184

Net amount recognized	$(3,194)	$(4,057)

We expect to recognize $957 of the prior service cost offset by $323 of the net gain in net periodic benefit cost for the year ending June 25, 2009.
NOTE 12 — TRANSACTIONS WITH RELATED PARTIES
In addition to the related party transactions described in Notes 1 and 5, we also entered into transactions with the following related parties:
We purchase materials and manufacturing equipment from a company that is effectively owned by children of our Chairman of the Board. Two of the children are officers and directors of our company. Purchases from this related entity aggregated $9,420, $9,772 and $9,799 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively. Accounts payable to this related entity aggregated $430 and $358 at June 26, 2008 and June 28, 2007, respectively.
We purchase materials from a company that is 50% owned by an individual related to our Chairman of the Board. Material purchases from this related entity aggregated $330, $784 and $682 for the years ended June 26, 2008, June 28, 2007 and June 29, 2006, respectively. Accounts payable to this related entity aggregated $19 and $3 at June 26, 2008 and June 28, 2007, respectively.
NOTE 13 — DISTRIBUTION CHANNEL AND PRODUCT TYPE SALES MIX
We operate in a single reportable operating segment through which we sell various nut products through multiple distribution channels.

The following summarizes net sales by distribution channel for the fiscal years ended:

		June 28, 2007
Distribution Channel	June 26, 2008	(as revised)	June 29, 2006
Consumer	$294,021	$276,890	$292,890
Industrial	92,792	111,998	131,635
Food Service	68,132	61,763	64,356
Contract Packaging	47,441	45,003	44,874
Export	39,385	45,204	45,809

Total	$541,771	$540,858	$579,564

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types.

Product Type	June 26, 2008	June 28, 2007	June 29, 2006
Peanuts	20.1%	20.0%	20.1%
Pecans	22.6	22.3	21.8
Cashews & Mixed Nuts	20.8	21.1	22.4
Walnuts	14.7	13.7	11.8
Almonds	11.9	13.3	15.4
Other	9.9	9.6	8.5

Total	100.0%	100.0%	100.0%

NOTE 14 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The following table details the activity in various allowance and reserve accounts:

	Balance at
	Beginning			Balance at
Description	of Period	Additions	Deductions	End of Period
June 26, 2008
Income tax valuation allowance	$2,012	$1,896	$—	$3,908
Allowance for doubtful accounts	183	60	(132)	111
Reserve for cash discounts	225	6,065	(5,980)	310
Reserve for customer deductions	2,751	5,089	(6,044)	1,796

Total	$5,171	$13,110	$(12,156)	$6,125

June 28, 2007
Income tax valuation allowance	$500	$1,512	$—	$2,012
Allowance for doubtful accounts	304	355	(476)	183
Reserve for cash discounts	280	5,591	(5,646)	225
Reserve for customer deductions	3,182	6,308	(6,739)	2,751

Total	$4,266	$13,766	$(12,861)	$5,171

June 29, 2006
Income tax valuation allowance	$—	$500	$—	$500
Allowance for doubtful accounts	887	88	(671)	304
Reserve for cash discounts	280	6,055	(6,055)	280
Reserve for customer deductions	2,562	8,752	(8,132)	3,182

Total	$3,729	$15,395	$(14,858)	$4,266

NOTE 15 — INTEREST COST
The following is a breakout of interest cost for the years ended:

	June 26, 2008	June 28, 2007	June 29, 2006
Gross interest cost	$10,502	$10,248	$8,324
Capitalized interest	—	(901)	(1,808)

Interest expense	$10,502	$9,347	$6,516

NOTE 16 — RESTRUCTURING AND RELATED CHARGES
On January 22, 2008 and February 1, 2008 we announced two separate restructuring initiatives to reduce operating costs by eliminating underperforming products and the number of employees required as a result of our facility consolidation project, which we completed in August 2008. The initiatives focused on three primary areas:
Sales Profitability Review
We completed a sales profitability review and in connection therewith sales prices were increased to the extent feasible with respect to certain underperforming products. In addition, as part of this review, we discontinued approximately 1,200 products, which contributed to a decrease in our sales volume; however, absent other considerations and influences, our overall profitability is currently expected to increase for the near term. In order to achieve profitability for the long term we need to, among other things, achieve profitable volume growth. We reduced our total number of employees by approximately 80 as a result of these restructuring initiatives, which resulted in $325 of one-time severance expense recorded in the third quarter of fiscal 2008, all of which was paid in fiscal 2008. We anticipate no further restructuring or related charges related to the sales profitability review initiative.
Elimination of Store-Door Delivery System
We previously distributed our products to approximately 300 convenience stores, supermarkets and other retail customer locations through a store-door delivery system. Under this system, we used a fleet of step-vans to market and distribute nuts, snacks and candy directly to retail customers on a store-by-store basis. Store-door delivery sales were $2.5 million for calendar 2007 and have declined annually in recent years as fewer customers required this type of service. We ceased distributing products using the store-door delivery system on January 22, 2008. A majority of the store-door delivery system sales have migrated to our other distribution methods. In connection with the discontinuance of the store-door delivery system, we terminated nine employees. The store-door discontinuance required us to recognize a total estimated cost of $1,400 during fiscal 2008, $1,200 of which related to the estimated cost to withdraw from a multiemployer pension plan for the step-van drivers, $30 of which related to severance for the unionized route drivers and $133 of which related to accelerating depreciation for step-vans and $37 of which related to the termination of step-van leases. The multiemployer obligation, which is based on the previous estimate calculated by the plan, will be subject to final determination with the union and is expected to be settled sometime during fiscal year 2009. All other charges were fully settled as of June 26, 2008.
Facility Consolidation Project
In August 2008, we completed the consolidation of all our Chicago area facilities into the New Site. This consolidation has allowed us to eliminate redundant costs by being able to operate at a single facility. Due to the early completion of the consolidation, we ceased the use of the Arlington Heights facility before the lease termination date. As a result, we recorded a lease termination charge of $173 during the second quarter of fiscal 2008. We will vacate our remaining Elk Grove Village facility at the lease termination date at the end of August 2008.

The following restructuring expenses were incurred in fiscal 2008:

June 26,
Restructuring:	2008
Multiemployer pension withdrawal	$1,200
Severance	355
Lease termination	210

Total	$1,765

The total accrued as of June 26, 2008 was comprised of the following components:

June 26,
Category	2008
Multiemployer pension withdrawal	$1,200
Lease termination	87

Total	$1,287

The multiemployer obligation, which is based on the previous estimate calculated by the plan, will be subject to final determination with the union and is expected to be settled sometime during fiscal year 2009. Lease termination obligations are expected to be fully settled by December 31, 2008.
NOTE 17 — REVISION OF FISCAL 2007 FINANCIAL STATEMENTS
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which outlines the approach registrants should use to quantify misstatements in financial statements. SAB 108 changed practice by requiring registrants to use a combination of two approaches, the “rollover” approach, which quantifies a misstatement by focusing on the income statement impact, and the “iron curtain” approach, which quantifies a misstatement based on the effects of correcting the period end balance sheet. SAB 108 requires registrants to adjust their financial statements if either approach results in a conclusion that an error is material. If the misstatement that exists after recording the adjustment in the current year financial statements is material (considering all relevant quantitative and qualitative factors), the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors does not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. SAB 108 was effective for fiscal years ending after November 15, 2006 and it was adopted by us for the year ended June 28, 2007.
During the second quarter of fiscal 2008, we identified an overstatement of our accrued liabilities for real estate taxes totaling $834, with $678 related to fiscal 2007. This misstatement began during the first quarter of fiscal 2007 and increased each quarter through the first quarter of fiscal 2008. We evaluated the effects of this misstatement on prior periods’ consolidated financial statements with the guidance provided by SAB 108 and concluded that the misstatement was immaterial both quantitatively and qualitatively considering Staff Accounting Bulletin No. 99, Materiality for the annual and all quarterly reporting periods for fiscal 2007 and the first quarter of 2008. However, we considered the effects of correcting this misstatement on our interim and forecasted annual results of operations for the period ending December 27, 2007 and the year ending June 26, 2008, respectively, and concluded that it was appropriate to revise the previously issued 2007 interim and annual financial statements and first quarter 2008 interim financial statements to reflect the correction of the misstatement. Additionally, during the fourth quarter of fiscal 2008 we identified another immaterial error that overstated fiscal 2007 sales and accounts receivable by $520 that occurred during the second quarter of fiscal 2007 and have revised the previously issued fiscal 2007 financial statements to reflect its correction.

These revisions net to a $99 reduction to our net loss for the year ended June 29, 2007.
The impact of both of the misstatements discussed above to the previously reported fiscal 2007 financial statements is as follows:
Statement of Operations — Year Ended June 28, 2007

	(As reported)	(As revised)
Net sales	$541,378	$540,858
Cost of sales	500,247	499,569
Gross profit	41,131	41,289
(Loss) from operations	(11,279)	(11,121)
(Loss) before income taxes	(21,255)	(21,097)
Income tax (benefit)	(7,579)	(7,520)
Net (loss)	(13,676)	(13,577)
Basic and diluted (loss) per common share	(1.29)	(1.28)

Balance Sheet — June 28, 2007

	(As reported)	(As revised)
Accounts receivable, net	$36,544	$36,024
Income taxes receivable	6,771	6,712
Total current assets	188,692	188,113
Total assets	367,850	367,271
Other accrued expenses	6,096	5,418
Total current liabilities	173,330	172,652
Retained earnings	67,711	67,810
Total stockholders’ equity	162,892	162,991
Total liabilities and stockholders’ equity	367,850	367,271

Statement of Cash Flows — Year Ended June 28, 2007

	(As reported)	(As revised)
Net loss	$(13,676)	$(13,577)
Change in current assets and liabilities:
Accounts receivable, net	(1,063)	(543)
Accrued expenses	534	(144)
Income taxes receivable	(344)	(285)

NOTE 18 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)
The following unaudited quarterly consolidated financial data are presented for fiscal 2008 and fiscal 2007. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended June 26, 2008:
Net sales	$132,808	$176,990	$106,716	$125,257
Gross profit	11,800	23,337	12,838	18,258
(Loss) income from operations	(1,095)	6,666	130	4,970
Net (loss) income	(3,389)	3,517	(8,750)	2,665
Basic and diluted (loss) earnings per common share	$(0.32)	$0.33	$(0.82)	$0.25
Year Ended June 28, 2007:
Net sales	$133,793	$177,134	$107,009	$122,922
Gross profit	5,965	18,808	6,055	10,461
(Loss) income from operations	(5,639)	3,427	(6,032)	(2,877)
Net (loss) income	(4,668)	1,019	(6,124)	(3,804)
Basic and diluted (loss) earnings per common share	$(0.44)	$0.10	$(0.58)	$(0.36)
The first quarter of fiscal 2008 contained (i) $3.1 million of additional labor and overhead inefficiencies over the first quarter of fiscal 2007 due to the start-up of production lines at the our new facility in Elgin, Illinois (the “New Site”), (ii) $1.4 million of redundant costs at the New Site while production continued at the old Chicago area facilities and (iii) $1.5 million in external contractor charges to move existing machinery and equipment to the New Site. The second quarter of fiscal 2008 contained (i) $2.9 million of additional labor and overhead inefficiencies, (ii) $1.0 million in redundant costs and (iii) $0.5 million in external contractor charges. Also, the second quarter of fiscal 2008 contained $1.4 million of restructuring expenses related primarily to the discontinuance of our store-door delivery system. The third quarter of fiscal 2008 contained $6.7 million of debt extinguishment costs related to our refinancing. Also, the third quarter of fiscal 2008 contained (i) $1.0 million of additional labor and overhead inefficiencies over the third quarter of fiscal 2007 and (ii) $0.4 million of restructuring, related primarily to severance due to job eliminations.
The first quarter of fiscal 2007 contained a $3.0 million gain related to real estate transactions. Also included in the quarter were (i) a $0.6 million net downward revision to the estimate of on-hand quantities of bulk-stored inshell pecan and walnut inventories and (ii) $1.5 million in manufacturing expenses at the New Site before production began at the facility. The second quarter of fiscal 2007 contained $3.0 million of manufacturing expenses at the New Site while production was limited at the New Site. The third quarter of fiscal 2007 contained $2.5 million of redundant manufacturing expenses as production increased at the New Site while operations continued at the existing Chicago area facilities. The fourth quarter contained $2.2 million of such redundant costs along with (i) $1.0 million in costs related to moving equipment to the New Site, (ii) $0.5 million in consulting fees related to our efforts to remediate the material weakness, and (iii) $0.2 million related to credit facility waiver and amendment fees.
The information presented above reflects the revisions described in Note 17 as follows:
•	Decreased the net loss and loss per common diluted share by $153 ($0.02 per share), $58 ($0.00 per share) and $105 ($0.01 per share) in the 2007 first quarter, third quarter and fourth quarter, respectively.

•	Decreased net income and income per common diluted share by $217 ($0.02 per share) in the second quarter of 2007.

•	Decreased the net loss and loss per common diluted share by $156 ($0.01) per share in the first quarter of 2008.
The revision relating to real estate taxes was reflected in our unaudited condensed consolidated financial statement included in our quarterly reports on Form 10-Q for the quarters ended December 27, 2007 and March 27, 2008.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 26, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 26, 2008, based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 26, 2008.
The effectiveness of our internal control over financial reporting as of June 26, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.
Remediation of Fiscal 2007 Material Weakness
The following material weakness that was reported in our Annual Report on Form 10-K for the fiscal year ended June 28, 2007 was remediated as of June 26, 2008:
We did not maintain effective controls to ensure the completeness and accuracy of financial forecast information communicated within the organization on a timely basis. Specifically, there were insufficient financial forecast controls to ensure accurate forecasts and adequate sharing of information between our accounting, sales and operating departments to (i) properly assess our ability to comply with future debt covenant requirements, in order to properly classify debt in the balance sheet and provide accurate disclosures regarding debt covenant compliance, or (ii) forecast future cash flows or operating results for long-lived asset impairment assessment or deferred income tax valuation allowance consideration. Additionally, we had not established the organizational infrastructure to properly support the financial forecast and forecast monitoring process. This control deficiency resulted in the restatement of the 2006 consolidated financial statements, affecting the classification of long-term debt, valuation allowance associated with state tax net operating loss carryforwards and disclosures relating to our ability to continue as a going concern. This control deficiency could have resulted in a misstatement of the aforementioned account balances and disclosures that would have resulted in a material misstatement of the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, we determined that this control deficiency constituted a material weakness at June 28, 2007.
To remediate this material weakness during fiscal 2008, we:
1)	Improved our organizational structure by hiring a manager of forecasting, planning and analysis. The manager reports to the CFO and was hired during the first quarter of fiscal 2008. This person has extensive experience in this area and is now responsible for the development and monitoring of our forecasting procedures, under the supervision of the CFO.

2)	Utilized outside consultants to assist in developing our financial plan for fiscal 2008 and fiscal 2009.

3)	Developed additional procedures in financial reporting areas affected by financial forecasts to ensure accurate forecasting and adequate sharing of information relevant to the forecast between accounting, sales and operating departments.
The procedures and infrastructure that we established in the first quarter of fiscal 2008 enabled us to realize significant improvements in our forecasting processes during the remainder of fiscal 2008. As a result of the improvements established during fiscal 2008, we were able to forecast on a timely basis with an appropriate level of completeness and accuracy our future debt covenant compliance, perform any applicable impairment assessments and appropriately conclude on the treatment of the tax valuation allowance. While we continue to further refine our forecasting procedures, we have concluded that our current procedures and infrastructure have operated effectively during the second half of fiscal 2008 and would have prevented or detected a material misstatement of the annual or interim consolidated financial statements. We have therefore concluded that the fiscal 2007 material weakness has been remediated as of June 26, 2008.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that the Disclosure Controls or our Internal Control over Financial Reporting will prevent or detect all errors and all fraud. A control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control’s objectives will be met. Further, the design of a control must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal controls, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control, misstatements due to error or fraud may occur and not be detected.
PART III
Item 10 — Directors and Executive Officers of the Registrant
The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Independence of the Audit Committee” of our Proxy Statement for the 2008 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Information relating to the executive officers of our company is included immediately before Part II of this Report.
We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at www.jbssinc.com.
Item 11 — Executive Compensation
The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation, Discussion & Analysis” , “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2008 Annual Meeting are incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management
The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2008 Annual Meeting is incorporated herein by reference.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
The Sections entitled “Corporate Governance—Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2008 Annual Meeting are incorporated herein by reference.
Item 14 — Principal Accountant Fees and Services
The information under the proposal entitled “Ratify Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm” of our Proxy Statement for the 2008 Annual Meeting is incorporated herein by reference.
PART IV
Item 15 — Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Year Ended June 26, 2008, the Year Ended June 28, 2007 and the Year Ended June 29, 2006
Consolidated Balance Sheets as of June 26, 2008 and June 28, 2007
Consolidated Statements of Stockholders’ Equity for the Year Ended June 26, 2008, the Year Ended June 28, 2007 and the Year Ended     June 29, 2006
Consolidated Statements of Cash Flows for the Year Ended June 26, 2008, the Year Ended June 28, 2007 and the Year Ended June 29, 2006
Notes to Consolidated Financial Statements
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

JOHN B. SANFILIPPO & SON, INC.

Date: August 28, 2008	By:	/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer (Principal Executive Officer)	August 28, 2008

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer and Group President and Director (Principal Financial Officer)	August 28, 2008

/s/ Herbert J. Marros Herbert J. Marros	Director of Financial Reporting and Taxation (Principal Accounting Officer)	August 28, 2008

/s/ Jasper B. Sanfilippo Jasper B. Sanfilippo	Chairman of the Board	August 28, 2008

/s/ Mathias A. Valentine Mathias A. Valentine	Director	August 28, 2008

/s/ Jim Edgar Jim Edgar	Director	August 28, 2008

/s/ Timothy R. Donovan Timothy R. Donovan	Director	August 28, 2008

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 28, 2008

/s/ Daniel M. Wright Daniel M. Wright	Director	August 28, 2008

JOHN B. SANFILIPPO & SON, INC.
EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Registrant(22)

3.2	Amended and Restated Bylaws of Registrant(21)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.4	The Registrant’s 1998 Equity Incentive Plan(4)

*10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

10.12	Agreement for Purchase and Sale between Matsushita Electric Corporation of America and the Company, dated December 2, 2004(9)

10.13	First Amendment to Purchase and Sale Agreement dated March 2, 2005 by and between Panasonic Corporation of North America (“Panasonic”), f/k/a Matsushita Electric Corporation, and the Company(10)

10.14	Office Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(11)

10.15	Warehouse Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(11)

Exhibit
Number	Description
*10.16	The Registrant’s Restated Supplemental Retirement Plan (18)

*10.17	Form of Option Grant Agreement under 1998 Equity Incentive Plan(12)

10.18	Termination Agreement dated as of January 11, 2006, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(13)

10.19	Assignment and Assumption Agreement dated March 28, 2006 by and between JBSS Properties LLC and the City of Elgin, Illinois(14)

10.20	Agreement of Purchase and Sale between the Company and Prologis(15)

10.21	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 3001 Malmo Drive, Arlington Heights, Illinois(16)

10.22	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 1851 Arthur Avenue, Elk Grove Village, Illinois(16)

10.23	Agreement for Purchase of Real Estate and Related Property by and among the Company, as Seller, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Purchasers(17)

10.24	Industrial Building Lease by and between the Company, as Tenant, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Landlord, dated September 20, 2006(17)

*10.25	Sanfilippo Value Added Plan dated October 24, 2007(19)

10.26	Credit Agreement dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC, (“WFF”) as the arranger and administrative agent for the lenders and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(20)

10.27	Security Agreement dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(20)

10.28	Loan Agreement dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(20)

10.29	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(20)

10.30	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by JBSS Properties LLC related to its Elgin, Illinois property for the benefit of TFLIC(20)

10.31	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(20)

10.32	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(20)

10.33	Promissory Note (Tranche A) dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(20)

10.34	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(20)

11-20	Not applicable

21	Subsidiaries of the Registrant, filed herewith

22	Not applicable

23	Consent of PricewaterhouseCoopers LLP, filed herewith

Exhibit
Number	Description
24 -30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-100	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 2, 2004 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2005 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2005 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 29, 2005 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2006 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2006 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 24, 2007 (Commission File No. 0-19681).

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).

(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).