Form 10-Q
period 2008-09-25
SANFILIPPO JOHN B & SON INC
filed 2008-10-30
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2008
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
(847) 289-1800
(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.            ☑ Yes ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☑ No
As of October 30, 2008, 8,021,699 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 25, 2008
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended
		September 27,
	September 25,	2007
	2008	(as revised)

Net sales	$134,824	$132,808
Cost of sales	120,640	121,008

Gross profit	14,184	11,800

Operating expenses:
Selling expenses	7,983	8,224
Administrative expenses	4,613	4,671
Restructuring expenses	(332)	—

Total operating expenses	12,264	12,895

Income (loss) from operations	1,920	(1,095)

Other expense:
Interest expense ($275 and $279 to related parties)	(2,143)	(2,730)
Rental and miscellaneous expense, net	(194)	(15)

Total other expense, net	(2,337)	(2,745)

Loss before income taxes	(417)	(3,840)
Income tax benefit	(33)	(451)

Net loss	(384)	(3,389)
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	103	97

Net comprehensive loss	$(281)	$(3,292)

Basic and diluted loss per common share	$(0.04)	$(0.32)

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

			September 27,
	September 25,	June 26,	2007
	2008	2008	(as revised)
ASSETS
CURRENT ASSETS:
Cash	$674	$716	$8,286
Accounts receivable, less allowances of $2,666, $2,217 and $3,903	42,732	34,424	41,733
Inventories	122,982	127,032	121,996
Income taxes receivable	59	222	6,969
Deferred income taxes	2,396	2,595	1,799
Prepaid expenses and other current assets	1,368	1,592	2,632
Asset held for sale	5,569	5,569	5,569

TOTAL CURRENT ASSETS	175,780	172,150	188,984

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463	9,463
Buildings	100,008	99,883	98,272
Machinery and equipment	147,550	147,631	142,591
Furniture and leasehold improvements	6,287	6,247	6,207
Vehicles	667	724	2,855
Construction in progress	724	1,411	4,566

	264,699	265,359	263,954
Less: Accumulated depreciation	125,586	123,626	120,424

	139,113	141,773	143,530

Rental investment property, less accumulated depreciation of $2,885, $2,660 and $1,986	27,246	27,471	28,145

TOTAL PROPERTY, PLANT AND EQUIPMENT	166,359	169,204	171,675

Cash surrender value of officers’ life insurance and other assets	8,417	8,435	6,383
Brand name, less accumulated amortization of $7,031, $6,925 and $6,605	889	995	1,315

TOTAL ASSETS	$351,445	$350,784	$368,357

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

			September 27,
	September 25,	June 26,	2007
	2008	2008	(as revised)
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$63,836	$67,948	$65,283
Current maturities of long-term debt, including related party debt of $221, $216 and $204	12,099	12,251	55,014
Accounts payable, including related party payables of $1,330, $449 and $137	32,978	25,355	28,958
Book overdraft	4,969	4,298	8,779
Accrued payroll and related benefits	6,651	7,740	5,814
Accrued workers’ compensation	4,531	4,838	6,304
Accrued restructuring	43	1,287	—
Other accrued expenses	5,129	5,570	7,708

TOTAL CURRENT LIABILITIES	130,236	129,287	177,860

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,587, $13,644 and $13,808	51,634	52,356	19,767
Retirement plan	8,186	8,174	9,011
Deferred income taxes	2,396	2,595	1,799
Other	1,442	—	68

TOTAL LONG-TERM LIABILITIES	63,658	63,125	30,645

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,134,599, 8,134,599 and 8,128,349 shares issued and outstanding	81	81	81
Capital in excess of par value	100,865	100,810	100,488
Retained earnings	60,874	61,853	64,421
Accumulated other comprehensive loss	(3,091)	(3,194)	(3,960)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	157,551	158,372	159,852

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$351,445	$350,784	$368,357

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Quarter Ended
		September 27,
	September 25,	2007
	2008	(as revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(384)	$(3,389)
Depreciation and amortization	3,943	3,816
Loss on disposition of properties	179	12
Deferred income tax benefit	—	(466)
Stock-based compensation expense	55	119
Change in current assets and current liabilities:
Accounts receivable, net	(8,308)	(5,709)
Inventories	4,050	12,163
Prepaid expenses and other current assets	224	(1,482)
Accounts payable	7,623	7,694
Accrued expenses	(3,081)	1,704
Income taxes receivable	163	(257)
Other operating assets	818	(460)

Net cash provided by operating activities	5,282	13,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(900)	(3,335)
Proceeds from disposition of properties	48	8
Cash surrender value of officers’ life insurance	(157)	(172)

Net cash used in investing activities	(1,009)	(3,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	36,355	10,727
Repayments of revolving credit borrowings	(40,467)	(18,725)
Principal payments on long-term debt	(874)	(120)
Increase (decrease) in book overdraft	671	3,764
Issuance of Common Stock under option plans	—	32
Tax benefit of stock options exercised	—	3

Net cash used in financing activities	(4,315)	(4,319)

NET INCREASE (DECREASE) IN CASH	(42)	5,927
Cash, beginning of period	716	2,359

Cash, end of period	$674	$8,286

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	—	148
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except where noted and per share data)
Note 1 — Basis of Presentation
We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2009 are to the fiscal year ending June 25, 2009. References herein to fiscal 2008 are to the fiscal year ended June 26, 2008. References herein to the first quarter of fiscal 2009 are to the quarter ended September 25, 2008. References herein to the first quarter of fiscal 2008 are to the quarter ended September 27, 2007.
In the opinion of our management, the accompanying statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods.
The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet as of September 25, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. We suggest that you read these financial statements in conjunction with the financial statements and notes thereto included in our 2008 Annual Report filed on Form 10-K for the year ended June 26, 2008.
Note 2 — Accounts Receivable
Included in accounts receivable as of September 25, 2008, June 26, 2008 and September 27, 2007 are $880, $1,000 and $2,352, respectively, relating to workers’ compensation excess claim recovery.
Note 3 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

	September 25,	June 26,	September 27,
	2008	2008	2007

Raw material and supplies	$40,968	$59,770	$46,376
Work-in-process and finished goods	82,014	67,262	75,620

Inventories	$122,982	$127,032	$121,996

Note 4 — Income Taxes
As of September 25, 2008, we had $2.6 million of state and $3.9 million of federal net operating loss (“NOL”) carryforwards for income tax purposes. All of the state NOL carryforward relates to losses generated during the years ended June 26, 2008, June 28, 2007 and June 29, 2006 and the first quarter of fiscal 2009. The federal NOL carryforward relates to losses generated during the year ended June 26, 2008 and the first quarter of fiscal 2009. The state losses generally have a carryforward period of between 10 and 12 years before expiration. The federal losses generally have a carryforward period of 20 years before expiration. Due to our cumulative losses for the last three fiscal years, we have provided valuation allowances of $1.8 million and $2.4 million for federal and state, respectively, related to the realization of such NOL carryforwards to the extent our deferred tax assets exceed our deferred tax liabilities. We believe it is currently more likely than not that we will be unable to utilize NOL carryforwards and as a result we have recorded a full valuation allowance as of September 25, 2008. We will consider the need for, and the amount of, the valuation allowance in the future as actual operating results are achieved.
As of September 25, 2008, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit)/expense caption in the statement of operations. We file income tax returns with federal and state tax authorities within the United States of America. The Internal Revenue Service is currently auditing our Company’s tax return for fiscal 2004. The Illinois Department of Revenue has concluded its audits of our tax returns through fiscal 2005 and there was no material impact to our Company. No other tax jurisdictions are material to us.

As of September 25, 2008, there have been no material changes to the amount of unrecognized tax benefits. We do not anticipate that total unrecognized tax benefits will significantly change in the future.
Note 5 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	Quarter Ended
	September 25,	September 27,
	2008	2007
Weighted average shares outstanding — basic	10,614,125	10,603,040
Effect of dilutive securities:
Stock options	—	—

Weighted average shares outstanding — diluted	10,614,125	10,603,040
470,440 stock options with a weighted average exercise price of $11.49 were excluded from the computation of diluted earnings per share for the quarter ended September 25, 2008 due to the net loss for the quarterly period. 350,190 stock options with a weighted average exercise price of $13.07 were excluded from the computation of diluted earnings per share for the quarter ended September 27, 2007 due to the net loss for the quarterly period.
Note 6 — Stock-Based Compensation
At our annual meeting of stockholders on October 28, 1998, our stockholders approved a new stock option plan (the “1998 Equity Incentive Plan”) under which awards of options and stock-based awards could be made. There were 700,000 shares of Common Stock authorized for issuance to certain key employees and “outside directors” (i.e., directors who are not our employees or employees of our subsidiary). The exercise price of the options was determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options must have been at least the fair market value of the Common Stock on the date of grant, with the exception of nonqualified stock options, which could have had an exercise price equal to at least 50% of the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options. Through fiscal 2007, all of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Code. Effective fiscal 2008, all option grants are non-qualified awards. The 1998 Equity Incentive Plan terminated on September 1, 2008. All outstanding options will continue to be governed by the terms of the 1998 Equity Incentive Plan. Stockholders will vote on a proposed new equity incentive plan at our annual meeting of stockholders on October 30, 2008.

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
Options	Shares	Exercise Price	Term	(in thousands)
Outstanding, at June 26, 2008	470,440	$11.49
Activity:
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, at September 25, 2008	470,440	$11.49	6.16	$310

Exercisable, at September 25, 2008	264,815	$12.85	4.53	$218

No stock options were granted during the first quarter of fiscal 2009. The weighted average grant date fair value of stock options granted during the first quarter of fiscal 2008 was $4.69. No stock options were exercised during the first quarter of fiscal 2009. The total intrinsic value of stock options exercised during the first quarter of fiscal 2008 was $7.
Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2009 and fiscal 2008 was $55 and $119, respectively. As of September 25, 2008, there was $569 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. We expect to recognize that cost over a weighted average period of 1.29 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Quarter Ended
September 27,
2007
Weighted average expected stock-price volatility	53.78%
Average risk-free rate	4.32%
Average dividend yield	0.00%
Weighted average expected option life (in years)	6.25
Forfeiture percentage	5.00%
Note 7 — Retirement Plan
On August 2, 2007, our Compensation, Nominating and Corporate Governance Committee approved a restated Supplemental Retirement Plan (the “SERP”) for certain of our named executive officers and key employees, effective as of August 25, 2005. The purpose of the SERP is to provide an unfunded, non-qualified deferred compensation benefit upon retirement, disability or death to certain key employees. The monthly benefit is based upon each individual’s earnings and his number of years of service. Administrative expenses include the following net periodic benefit costs:

	Quarter Ended
	September 25,	September 27,
	2008	2007
Service cost	$35	$35
Interest cost	140	144
Amortization of prior service cost	239	239
Amortization of gain	(81)	(90)

Net periodic pension cost	$333	$328

Note 8 — Distribution Channel and Product Type Sales Mix
We operate in a single reportable segment through which we sell various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

	Quarter Ended
	September 25,	September 27,
Distribution Channel	2008	2007
Consumer	$75,110	$68,211
Industrial	20,998	28,476
Food Service	18,012	17,492
Contract Packaging	13,036	11,008
Export	7,668	7,621

Total	$134,824	$132,808

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
	September 25,	September 27,
Product Type	2008	2007
Peanuts	21.8%	20.6%
Pecans	21.1	22.8
Cashews & Mixed Nuts	21.2	20.2
Walnuts	12.5	13.2
Almonds	11.8	12.6
Other	11.6	10.6

Total	100.0%	100.0%

Note 9 — Comprehensive Loss (Income)
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
Note 10 — Restructuring
We recognized $1,765 of restructuring expense during the second and third quarters of fiscal 2008, $1,200 of which related to the estimated cost related to the withdrawal from a multiemployer pension plan. We recently received a final determination from the union which reduced our liability to $868, which is classified as a non-current liability as of September 25, 2008. The $332 difference between our previously estimated liability and the actual amount determined by the union was recorded as a reduction in operating expenses during the first quarter of fiscal 2009. The remaining $43 of the current liability as of September 25, 2008 relates to our ceasing operations at our Arlington Heights, Illinois facility before the lease termination date of December 2008.
Note 11 — Financing Facilities
On February 7, 2008, we entered into a Credit Agreement with a new bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “Credit Facility”). Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Credit Facility and Mortgage Facility replaced our prior revolving credit facility (the “Prior Credit Facility”) and long-term financing facility (the “Prior Note Agreement”). Our new financing arrangements were secured, in part, in order to generally obtain more flexible covenants than those associated with the Prior Note Agreement and Prior Credit Facility, which we were not in full compliance with during the first three quarters of fiscal 2008. We currently have full access to our new financing; however, it is possible that current economic and credit conditions could adversely impact our Bank Lenders’ ability to honor their commitments to us under the Credit Facility. See Part II, Item 1A — “Risk Factors.”
The Credit Facility is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin real property includes almost all of an original site (the “Original Site”) that was purchased prior to our purchase of the land in Elgin, Illinois, on which our Chicago area operations are now consolidated.
The Credit Facility matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or (ii) a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of September 25, 2008, the weighted average interest rate for the Credit Facility was 4.93%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $15.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Credit Facility does not include, among other things, a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 25, 2008, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of September 25, 2008, we had $45.3 million of available credit under the Credit Facility. See Part II, Item 1A — “Risk Factors.”
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
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Original Site; however, the Mortgage Lender has given its prior consent to the sale of the Original Site under certain terms and conditions. Specifically, in the event that the Original Site is sold prior to January 1, 2009 pursuant to a sales contract that is currently pending, we will be required to deposit the gross proceeds into an interest-bearing escrow with the Mortgage Lender. Then, on January 1, 2009, the Mortgage Lender has the right to either (i) apply all or a portion of such proceeds to prepay the outstanding balance of Tranche B, with the excess, if any, and accrued interest going to us or (ii) retain such proceeds and all accrued interest as collateral for such additional period as it deems prudent. All amounts outstanding are recorded as current liabilities as of September 25, 2008. After January 1, 2009 (or prior to January 1, 2009 if pursuant to a different proposal other than the pending contract), we must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. The Mortgage Facility does not include, among other things, a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 25, 2008, we were in compliance with all covenants under the Mortgage Facility. Since we currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future, $32.8 million has been classified as long-term debt as of September 25, 2008. This amount represents scheduled principal payments due under Tranche A beyond twelve months of September 25, 2008.
Note 12 — Revision of Prior Year Interim Financial Statements
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
During the second quarter of fiscal 2008, we identified an overstatement of our accrued liabilities for real estate taxes totaling $834, of which $678 related to fiscal 2007 and $156 related to the first quarter of 2008. This misstatement began during the first quarter of fiscal 2007 and increased each quarter through the first quarter of fiscal 2008. We evaluated the effects of this misstatement on prior periods’ consolidated financial statements with the guidance provided by SAB 108 and concluded that the misstatement was immaterial both quantitatively and qualitatively considering Staff Accounting Bulletin No. 99, Materiality, for the annual and all quarterly reporting periods for fiscal 2007 and the first quarter of 2008. However, we considered the effects of correcting this misstatement on our interim and forecasted annual results of operations for the period ending December 27, 2007 and the year ending June 26, 2008, respectively, and concluded that it was appropriate to revise the previously issued 2007 interim and annual financial statements and first quarter 2008 interim financial statements to reflect the correction of the misstatement. Additionally, during the fourth quarter of fiscal 2008 we identified another immaterial error that overstated fiscal 2007 sales and accounts receivable by $520 that occurred during the second quarter of fiscal 2007 and have revised the previously issued fiscal 2007 financial statements to reflect its correction.
The impact of both of the misstatements discussed above to the previously reported financial statements as of and for the quarter ended September 27, 2007 is as follows:
Statement of Operations — Quarter Ended September 27, 2007

	(As reported)	(As revised)
Cost of sales	$121,164	$121,008
Gross profit	11,644	11,800
(Loss) from operations	(1,251)	(1,095)
(Loss) before income taxes	(3,996)	(3,840)
Net (loss)	(3,545)	(3,389)
Basic and diluted (loss) per common share	(0.33)	(0.32)
Balance Sheet — September 27, 2007

	(As reported)	(As revised)
Accounts receivable, net	$42,253	$41,733
Income taxes receivable	7,028	6,969
Total current assets	189,563	188,984
Total assets	368,936	368,357
Other accrued expenses	8,542	7,708
Total current liabilities	178,694	177,860
Retained earnings	64,166	64,421
Total stockholders’ equity	159,597	159,852
Total liabilities and stockholders’ equity	368,936	368,357
Statement of Cash Flows — Quarter Ended September 27, 2007

	(As reported)	(As revised)
Net loss	$(3,545)	$(3,389)
Change in current assets and liabilities:
Accrued expenses	1,860	1,704
Note 13 — Commitments and Contingencies
We are party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition or results of operations.

Note 14 — Recent Accounting Pronouncements
During the first quarter of fiscal 2009, we adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 required us to establish a long-term liability and charge opening retained earnings $594 as of June 27, 2008, relating to the cost of maintaining the life insurance arrangements for two of our former employees. The amounts are being amortized over the expected term of the arrangements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for our first quarter of fiscal 2009, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect any impact from SFAS No. 161 on our consolidated financial position, results of operations and cash flows since we do not use derivative instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2009 are to the fiscal year ending June 25, 2009. References herein to fiscal 2008 are to the fiscal year ended June 26, 2008. References herein to the first quarter of fiscal 2009 are to the quarter ended September 25, 2008. References herein to the first quarter of fiscal 2008 are to the quarter ended September 27, 2007. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our Company’s Note Agreement and Prior Credit Facility, as defined below, are sometimes collectively referred to as “the Company’s previous primary financing facilities” and “the Company’s previous financing arrangements”. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to “the Company’s new primary financing facilities” and “the Company’s new financing arrangements”.
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
We improved operating results for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, although we still recognized a loss before income taxes. Income from operations was $1.9 million for the first quarter of fiscal 2009 compared to a loss from operations of $1.1 million for the first quarter of fiscal 2008. This improvement was achieved largely due to (i) a decrease in redundant costs, as all Chicago area operations are now consolidated in a single facility in Elgin, Illinois (the “New Site”), (ii) a decrease in external contractor charges related to moving equipment from the previous Chicago area facilities to the New Site, (iii) improved efficiency variances, and (iv) sales price increases. Our loss before income taxes was $0.4 million for the first quarter of fiscal 2009 compared to $3.8 million for the first quarter of fiscal 2008.
Our net sales increased by 1.5% to $134.8 million for the first quarter of fiscal 2009 from $132.8 million for the first quarter of fiscal 2008. The increase was achieved primarily through a 14.5% weighted average increase in selling prices due to higher commodity costs. Total pounds of all products shipped to customers decreased by 11.3% for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. While sales volume declined in all of our distribution channels, the decrease was most pronounced in our industrial distribution channel due primarily to (i) lower raw peanut sales to other peanut processors and oil processors resulting, in part, from a planned reduction in peanuts shelled at our Bainbridge, Georgia facility, (ii) a decrease in the availability of our supply of tree nuts for the industrial distribution channel, and (iii) a decrease in demand in the industrial distribution channel for nuts, as fewer new products with nuts as ingredients are being developed.
The gross profit margin, as a percentage of net sales, increased to 10.5% for the first quarter of fiscal 2009 from 8.9% for the first quarter of fiscal 2008. Gross profit margins improved in the food service and export distribution channels and declined in the consumer and contract packaging distribution channels. Gross profit margins improved on sales of almonds and walnuts and declined on sales of cashew, peanut and mixed nut products as a result of significantly higher cashew and peanut acquisition costs. Temporary delays in supplier shipments of cashews and peanuts against lower-priced purchase contracts left us with limited low-cost acquisition opportunities for these commodities. In order to fulfill our obligations to our customers, we purchased these commodities in the high-priced spot market during the first quarter of fiscal 2009. We recorded a charge of $3.0 million as of September 25, 2008 to reduce inventory associated with outstanding pecan industrial sales contracts for which our costs exceed the selling price. The great majority of these contracts expire at the end of the calendar year.
On February 7, 2008, we entered into a Credit Agreement with a new bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “Credit Facility”). Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Credit Facility and Mortgage Facility replaced our prior revolving credit facility (the “Prior Credit Facility”) and long-term financing facility (the “Prior Note Agreement”). Our new financing arrangements were secured, in part, in order to generally obtain more flexible covenants than those associated with the Prior Note Agreement and Prior Credit Facility, which we were not in full compliance with during the first three quarters of fiscal 2008. We currently expect to be in compliance with all financial covenants under the Credit Facility and Mortgage Facility for the foreseeable future and have full access to our new financing; however, it is possible that current economic and credit conditions could adversely impact our Bank Lenders’ ability to honor their commitments to us under the Credit Facility. See Part II, Item 1A — “Risk Factors.”
The Credit Facility is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin real property includes almost all of an original site (the “Original Site”) that was purchased prior to our purchase of the New Site.
In August 2008, we completed the consolidation of our Chicago-based facilities into the New Site. As part of the facility consolidation project, on April 15, 2005, we closed on the $48.0 million purchase of the New Site. The New Site includes both an office building and a warehouse. We leased 41.5% of the office building back to the seller for a three year period ending April 2008. The seller did not exercise its option to renew its lease and vacated the office building. Accordingly, we are currently attempting to find replacement tenant(s) for the space rented by the seller of the New Site. Until replacement tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 80% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the New Site. The 653,302 square foot warehouse was expanded to slightly over 1,000,000 square feet during fiscal 2006 and was modified to serve as our principal processing and distribution facility and our headquarters.
The facility consolidation project has generated cost savings through the elimination of redundant costs, such as interplant freight. However, we have not yet realized all of the expected improvements in manufacturing efficiencies. Also, the New Site is designed to accommodate an increase in production capacity of 25% to 40% in part because the New Site provides substantially more square footage than the aggregate space previously available in our Chicago area facilities. The facility consolidation project will allow us to pursue certain new business opportunities that were not previously available to us due to lack of production capacity. However, the benefits of the facility consolidation project will not be realized as expected unless our sales volume improves in the future. Some of the initiatives that we implemented in fiscal 2008 to improve our operating performance, such as eliminating production of unprofitable products, have decreased our sales volume. The decrease in sales volume has in the past and may in the future negatively impact our ability to benefit from the facility consolidation project. If we are unable to obtain a sufficient level of new profitable sales, our ability to benefit from the facility consolidation project, and our financial performance, will be negatively impacted. See Part II, Item 1A — “Risk Factors”.
As stated above, we have realized cost savings in connection with the New Site through the elimination of redundant costs. However, we have yet to receive the expected improvements in manufacturing efficiencies. We secured significant new private label business during fiscal 2008 and recently were awarded additional significant new private label business. Even though consumer preferences are expected to shift towards lower-priced private label products from higher-priced branded products as a result of current economic conditions, we are actively developing and implementing plans to increase sales of our Fisher brand through increased advertising and promotional spending and development of new products. Management has determined that investing resources in the Fisher brand at this time will help our Company achieve its goal of increasing or maintaining the Fisher brand’s market share over the long-term. Other new business opportunities are being pursued across all of our distribution channels.
Total inventories were $123.0 million at September 25, 2008, a decrease of $4.1 million, or 3.2%, from the balance at June 26, 2008, and an increase of $1.0 million, or 0.8%, from the balance at September 27, 2007. The decrease from June 26, 2008 to September 25, 2008 is due primarily to the seasonality of purchasing nuts at harvest time. The slight increase from September 27, 2007 to September 25, 2008 is primarily due to increases in the quantities of pecans on hand due to purchases of pecans during the first quarter of fiscal 2009 to fulfill remaining calendar 2008 sales contracts and to acquire pecan inventories before an anticipated price increase for the 2009 crop. Net accounts receivable were $42.7 million at September 25, 2008, an increase of $8.3 million, or 24.1%, from the balance at June 26, 2008, and an increase of $1.0 million, or 2.4%, from the balance at September 27, 2007. The increase from June 26, 2008 to September 25, 2008 is due to higher monthly sales in September 2008 than in June 2008 due to the seasonality of the business. The slight increase from September 27, 2007 to September 25, 2008 is due primarily to higher sales in September 2008 than September 2007. Accounts receivable allowances were $2.7 million at September 25, 2008, an increase of $0.4 million from the amount at June 26, 2008 and a decrease of $1.2 million from the amount at September 27, 2007. The primary reason for the increase in accounts receivable allowances from June 26, 2008 to September 25, 2008 is due to the seasonality of the business. The primary reason for the decrease from September 27, 2007 to September 25, 2008 is due to our efforts to accelerate our process to resolve customer deductions.

On March 28, 2006, JBSS Properties, LLC acquired title to the Original Site by quitclaim deed, and JBSS Properties LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). We subsequently entered into a sales contract with a potential buyer of the Original Site. Although we expect a sale to be consummated in the next twelve months there can be no assurances that the Original Site will be sold during such time frame. The Mortgage Facility is secured, in part, by the Original Site; however, the Mortgage Lender has given its prior consent to the sale of the Original Site under certain terms and conditions. Specifically, in the event that the Original Site is sold prior to January 1, 2009 pursuant to the sales contract that is currently pending, we will be required to deposit the gross proceeds into an interest-bearing escrow with the Mortgage Lender. Then, on January 1, 2009, the Mortgage Lender has the right to either (i) apply all or a portion of such proceeds to prepay the outstanding balance of Tranche B, with the excess, if any, and accrued interest going to us or (ii) retain such proceeds and all accrued interest as collateral for such additional period as it deems prudent. After January 1, 2009 (or prior to January 1, 2009 if pursuant to a different proposal other than the pending contract), we must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in the planned sale. The planned sale meets the criteria of an “Asset Held for Sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and is presented as a current asset in the balance sheet as of September 25, 2008. Our costs under the Development Agreement were $6.8 million as of September 25, 2008, June 26, 2008 and September 27, 2007, $5.6 million of which is recorded as “Asset Held for Sale” and $1.2 million of which is recorded as “Rental Investment Property”. We have reviewed the asset under the Development Agreement for realization, and concluded that no adjustment of the carrying value is required.
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
We face a number of challenges in the future. In addition to operating in a difficult economic environment, specific challenges, among others, include increasing our profitability, intensified competition, fluctuating commodity costs and our ability to achieve the anticipated benefits of the facility consolidation project. We will focus on seeking additional profitable business to utilize the additional production capacity at the New Site. We expect to be able to devote more funds to promote and advertise our Fisher brand in order to attempt to regain market share that has been lost in recent years. However, this effort may be challenging because, among other things, consumer preferences are expected to shift towards lower-priced private label products from higher-priced branded products as a result of current economic conditions. In addition, private label products generally provide lower margins than branded products. Also, we will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base, and we will face the challenges presented by the current state of the domestic and global economy. See the information referenced in Part II, Item 1A — “Risk Factors”.
RESULTS OF OPERATIONS
Net Sales
Net sales increased to $134.8 million for the first quarter of fiscal 2009 from $132.8 million for the first quarter of fiscal 2008, an increase of $2.0 million, or 1.5%. Sales volume, measured as pounds shipped, decreased by 11.3% for the same time period. Net sales increased in all of our distribution channels except for the industrial distribution channel. Sales volume, measured as pounds shipped, decreased in all of our distribution channels. The average net sales price per pound increased in all of our distribution channels.

The following table shows a comparison of sales by distribution channel (dollars in thousands):

	Quarter Ended
	September 25,	September 27,
Distribution Channel	2008	2007
Consumer	$75,110	$68,211
Industrial	20,998	28,476
Food Service	18,012	17,492
Contract Packaging	13,036	11,008
Export	7,668	7,621

Total	$134,824	$132,808

The following table summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
	September 25,	September 27,
Product Type	2008	2007
Peanuts	21.8%	20.6%
Pecans	21.1	22.8
Cashews & Mixed Nuts	21.2	20.2
Walnuts	12.5	13.2
Almonds	11.8	12.6
Other	11.6	10.6

Total	100.0%	100.0%

Net sales in the consumer distribution channel increased by 10.1% in dollars, but decreased 1.0% in volume in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Private label consumer sales volume decreased by 0.9% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due to a 9.1% decrease at a major customer. This decrease was almost entirely offset by increases in sales to other major customers. Fisher brand sales volume increased by 2.5% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due to higher baking nut sales at a major customer.
Net sales in the industrial distribution channel decreased by 26.3% in dollars and 42.6% in sales volume in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The sales volume decrease is due primarily to (i) a lower raw peanut sales to other peanut processors and oil processors resulting, in part, from a planned reduction in peanuts shelled at our Bainbridge, Georgia facility, (ii) a decrease in the availability of our supply of tree nuts for the industrial distribution channel, and (iii) a decrease in demand in the industrial distribution channel for nuts, as fewer new products with nuts as ingredients are being developed.
Net sales in the food service distribution channel increased by 3.0% in dollars, but decreased 3.6% in volume in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The sales volume decrease is due primarily to an 11.2% decrease at a major customer.
Net sales in the contract packaging distribution channel increased by 18.4% in dollars, but decreased 2.6% in volume in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to certain one-time sales that occurred during the first quarter of fiscal 2008.
Net sales in the export distribution channel increased by 0.6% in dollars, but decreased 12.5% in volume in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The decrease in volume is due to (i) lower walnut sales and (ii) lower sales to a major export retail customer. Walnut sales declined primarily due to the tight supply of walnuts.
Gross Profit

Gross profit for the first quarter of fiscal 2009 increased 20.2% to $14.2 million from $11.8 million for the first quarter of fiscal 2008. Gross margin increased to 10.5% of net sales for the first quarter of fiscal 2009 from 8.9% for the first quarter of fiscal 2008. This improvement was achieved largely due to (i) a decrease in redundant costs, as all Chicago area operations are now consolidated at the New Site, (ii) a decrease in external contractor charges related to moving equipment from the previous Chicago area facilities to the New Site, (iii) improved efficiency variances, and (iv) sales price increases. Gross profit margins improved in the food service and export distribution channels and declined in the consumer and contract packaging distribution channels. Gross profit margins improved on sales of almonds and walnuts and declined on sales of cashew, peanut and mixed nut products as a result of significantly higher cashew and peanut acquisition costs. Temporary delays in supplier shipments of cashews and peanuts against lower-priced purchase contracts left us with limited low-cost acquisition opportunities for these commodities. In order to fulfill our obligations to our customers, we purchased these commodities in the high-priced spot market during the first quarter of fiscal 2009. We recorded a charge of $3.0 million as of September 25, 2008 to reduce inventory associated with outstanding pecan industrial sales contracts for which our costs exceed the selling price. The great majority of these contracts expire at the end of the calendar year.
Operating Expenses
Selling and administrative expenses for the first quarter of fiscal 2009 decreased to 9.1% of net sales from 9.7% of net sales for the first quarter of fiscal 2008. Selling expenses for the first quarter of fiscal 2009 were $8.0 million, a decrease of $0.2 million, or 2.9%, from the first quarter of fiscal 2008. The decrease is due primarily to a $0.2 million reduction in broker commissions. Administrative expenses for the first quarter of fiscal 2009 were $4.6 million, a decrease of $0.1 million, or 1.2%, from the first quarter of fiscal 2008. The decrease is due primarily to a $0.6 million decrease in consulting expenses incurred during the first quarter of fiscal 2008 for the Company’s profitability enhancement initiative and the design and implementation of a Sanfilippo Value Added Plan, which rewards plan participants in connection with year-over-year improvement in our after-tax net operating financial performance in excess of the Company’s annual cost of capital. Partially offsetting the decrease in administrative expenses is a $0.4 million increase in incentive compensation. Operating expenses were reduced by $0.3 million during the first quarter of fiscal 2009 for the difference between our previously estimated cost of withdrawal from a multiemployer pension plan and the actual cost determined by the union.
Income (Loss) from Operations
Due to the factors discussed above, income from operations increased to $1.9 million, or 1.4% of net sales, for the first quarter of fiscal 2009, from a loss from operations of $1.1 million, or (0.8%) of net sales, for the first quarter of fiscal 2008.
Interest Expense
Interest expense for the first quarter of fiscal 2009 decreased to $2.1 million from $2.7 million for the first quarter of fiscal 2008. The decrease is due primarily to lower short-term interest rates on our Credit Facility compared to rates on our previous credit facility that was in effect during the first quarter of fiscal 2008.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.2 million for the first quarter of fiscal 2009 compared to $0.0 million for the first quarter of fiscal 2008. The increase in net expense is due to lower rental income as a result of a higher vacancy rate at the office building located at the New Site.
Income Tax Benefit
Income tax benefit was $0.0 million, or 7.9% of loss before income taxes, for the first quarter of fiscal 2009 compared to $0.5 million, or 11.7%, for the first quarter of fiscal 2008. We have no ability to carry back losses to prior years, since losses were experienced for fiscal 2006, fiscal 2007 and fiscal 2008. The tax benefit for fiscal 2008 was limited to the extent that deferred tax liabilities exceeded deferred tax assets. As of September 25, 2008, we have not recognized a tax benefit from our net operating losses and have a valuation allowance of approximately $4.2 million.
Net Loss
Net loss was $0.4 million, or $0.04 per common share (basic and diluted), for the first quarter of fiscal 2009, compared to a net loss of $3.4 million, or $0.32 per common share (basic and diluted), for the first quarter of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We have intensified our management of working capital as a result of the current economic situation. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. In the current economic environment, however, no assurances can be given. See Part II, Item 1A — “Risk Factors.”
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts we sell. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $5.3 million for the first quarter of fiscal 2009 compared to $13.7 million for the first quarter of fiscal 2008. The decrease is due primarily to a $10.2 million increase in nut purchases, especially pecans, during the first quarter of fiscal 2009 over the first quarter of fiscal 2008. These purchases were made to fulfill existing contracts and to acquire pecan inventories prior to the anticipated increase in prices when the 2008 crop is harvested.
We repaid $0.9 million of long-term debt during the first quarter of fiscal 2009, $0.75 million of which related to the Mortgage Facility.
Current economic and credit conditions have adversely impacted demand for consumer products and the credit markets. These conditions could, among other things, have a material adverse effect on the cash received from our operations, and the availability and cost of capital. See Part II, Item 1A — “Risk Factors.”
Financing Arrangements
On February 7, 2008, we entered into a Credit Agreement with a new bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “Credit Facility”). Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Credit Facility and Mortgage Facility replaced our prior revolving credit facility (the “Prior Credit Facility”) and long-term financing facility (the “Prior Note Agreement”). Our new financing arrangements were secured, in part, in order to generally obtain more flexible covenants than those associated with the Prior Note Agreement and Prior Credit Facility, which we were not in full compliance with during the first three quarters of fiscal 2008. We currently expect to be in compliance with all financial covenants under the Credit Facility and Mortgage Facility for the foreseeable future and have full access to our new financing; however, it is possible that current economic and credit conditions could adversely impact our Bank Lenders’ ability to honor their commitments to us under the Credit Facility. See Part II, Item 1A — “Risk Factors.”
The Credit Facility is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin real property includes almost all of an original site (the “Original Site”) that was purchased prior to our purchase of the New Site.
The Credit Facility matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or (ii) a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of September 25, 2008, the weighted average interest rate for the Credit Facility was 4.93%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $15.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Credit Facility does not include, among other things, a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 25, 2008, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. See Part II, Item 1A — “Risk Factors.” As of September 25, 2008, we had $45.3 million of available credit under the Credit Facility.
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
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Original Site; however, the Mortgage Lender has given its prior consent to the sale of the Original Site under certain terms and conditions. Specifically, in the event that the Original Site is sold prior to January 1, 2009 pursuant to a sales contract that is currently pending, we will be required to deposit the gross proceeds into an interest-bearing escrow with the Mortgage Lender. Then, on January 1, 2009, the Mortgage Lender has the right to either (i) apply all or a portion of such proceeds to prepay the outstanding balance of Tranche B, with the excess, if any, and accrued interest going to us or (ii) retain such proceeds and all accrued interest as collateral for such additional period as it deems prudent. All amounts outstanding are recorded as current liabilities as of September 25, 2008. After January 1, 2009 (or prior to January 1, 2009 if pursuant to a different proposal other than the pending contract), we must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. The Mortgage Facility does not include, among other things, a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 25, 2008, we were in compliance with all covenants under the Mortgage Facility. Since we currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future, $32.8 million has been classified as long-term debt as of September 25, 2008. See Part II, Item 1A — “Risk Factors.” This amount represents scheduled principal payments due under Tranche A beyond twelve months of September 25, 2008.
As of September 25, 2008, we had $5.1 million in aggregate principal amount of industrial development bonds (“IDB Bonds”) outstanding, which was originally used to finance the acquisition, construction and equipping of our Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit held by the lenders of the Credit Facility (the “IDB Letter of Credit”); or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by us upon demand by the lenders under the Credit Facility. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.4 million in fiscal 2009 to $0.8 million in fiscal 2017. We are also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted similarly to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, we determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. As of September 25, 2008, $13.8 million of the debt obligation was outstanding.
Capital Expenditures
We spent $0.9 million on capital expenditures during the first quarter of fiscal 2009 compared to $3.3 million during the first quarter of fiscal 2008. The decrease in capital expenditures is due to the completion of the facility consolidation project. Additional capital expenditures for fiscal 2009 are estimated to be approximately $6.0 million.
Recent Accounting Pronouncements
During the first quarter of fiscal 2009, we adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 required us to establish a long-term liability and charge opening retained earnings $594 as of June 27, 2008, relating to the cost of maintaining the life insurance arrangements for two of our former employees. The amounts are being amortized over the expected term of the arrangements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for our first quarter of fiscal 2009, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect any impact from SFAS No. 161 on our consolidated financial position, results of operations and cash flows since we do not use derivative instruments.
FORWARD LOOKING STATEMENTS
The statements contained in this filing that are not historical (including statements concerning the Company’s expectations regarding market risk) are “forward looking statements”. These forward looking statements are identified by the use of forward looking words and phrases such as “intends”, “may”, “believes” and “expects”, represent the Company’s present expectations or beliefs concerning future events. Our Company cautions that such statements are qualified by important factors, including the factors referred to at Part II, Item 1A — “Risk Factors”, that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events which may be subject to circumstances beyond the Company’s control. Consequently, results actually achieved may differ materially from the expected results included in these statements. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, including a decline in sales to one or more key customers; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where we are financially responsible for such losses; (v) our ability to lessen the negative impact of competitive and pricing pressures; (vi) the potential for lost sales or product liability if customers lose confidence in the safety of our products or are harmed as a result of using our products; (vii) risks and uncertainties regarding our facility consolidation project; (viii) our ability to retain key personnel; (ix) our largest shareholder possessing a majority of aggregate voting power of the Company, which may make a takeover or change in control more difficult; (x) the potential negative impact of government regulations, including the Public Health Security and Bioterrorism Preparedness and Response Act; (xi) our ability to do business in emerging markets; (xii) deterioration in economic conditions, including restricted liquidity in financial markets, and the impact of these conditions on our lenders, customers and suppliers; (xiii) our ability to obtain additional capital, if needed; and (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2008.
Item 4. Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 25, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 25, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level. In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 25, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition or results of operations.

Item 1A. Risk Factors
In addition to the other information set forth in this report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2008, which could materially affect the Company’s business, financial condition or future results should be considered. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 26, 2008 during the first quarter of fiscal 2009, with the exception of the following: We have amended and restated the risk factor entitled “General Economic Conditions Could Significantly Affect Our Financial Results” as follows:
General Economic Conditions Could Have a Material Adverse Effect on Our Financial Results and Condition
General economic conditions and the effects of a recession could have a material adverse effect on our cash flow from operations, results of operations and financial condition. These conditions include higher unemployment and inflation, increased commodity costs, decreases in consumer demand, changes in buying patterns, a weakened dollar and general transportation and fuel costs. Maintaining the prices of our Company’s products, initiating price increases, including passing along price increases for commodities used in our Company’s products, and increasing the demand for our Company’s profitable products, all of which are important to our Company’s plans to increase its profitability, are particularly challenging in the current economic environment. Among other considerations, nuts and our other products are not essential products.
Additionally, current economic credit conditions have adversely impacted global credit markets and have restricted liquidity in financial markets. These conditions could adversely affect the availability and cost of capital. It is possible that economic conditions, including restricted liquidity in financial markets, could adversely impact our Bank Lenders’ ability to honor their commitments to us pursuant to the Credit Facility. Recent market developments impacting liquidity in the capital markets may also affect our customers and suppliers, which may impact their ability to continue to do business with us in the same manner they have in the past. For example, if nut growers are not able to access the credit markets in order to finance their input costs for the 2009 crop year, the availability and price of nuts, our principal raw product, may be adversely impacted. In addition, our customers may default in the timely payment for our products. Any of the foregoing could have a material adverse effect on us and our financial condition and results of operations.
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 30, 2008.

JOHN B. SANFILIPPO & SON, INC
By:	/s/ Michael J. Valentine
Michael J. Valentine
Chief Financial Officer and Group President

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Registrant(22)

3.2	Amended and Restated Bylaws of Registrant(21)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.4	The Registrant’s 1998 Equity Incentive Plan(4)

10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

10.12	Agreement for Purchase and Sale between Matsushita Electric Corporation of America and the Company, dated December 2, 2004(9)

10.13	First Amendment to Purchase and Sale Agreement dated March 2, 2005 by and between Panasonic Corporation of North America (“Panasonic”), f/k/a Matsushita Electric Corporation, and the Company(10)

10.14	Office Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(11)

10.15	Warehouse Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(11)

10.16	The Registrant’s Restated Supplemental Retirement Plan (18)

10.17	Form of Option Grant Agreement under 1998 Equity Incentive Plan(12)

Exhibit
Number	Description

10.18	Termination Agreement dated as of January 11, 2006, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(13)

10.19	Assignment and Assumption Agreement dated March 28, 2006 by and between JBSS Properties LLC and the City of Elgin, Illinois(14)

10.20	Agreement of Purchase and Sale between the Company and Prologis(15)

10.21	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 3001 Malmo Drive, Arlington Heights, Illinois(16)

10.22	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 1851 Arthur Avenue, Elk Grove Village, Illinois(16)

10.23	Agreement for Purchase of Real Estate and Related Property by and among the Company, as Seller, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Purchasers(17)

10.24	Industrial Building Lease by and between the Company, as Tenant, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Landlord, dated September 20, 2006(17)

10.25	Sanfilippo Value Added Plan dated October 24, 2007(19)

10.26	Credit Agreement dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC, (“WFF”) as the arranger and administrative agent for the lenders and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(20)

10.27	Security Agreement dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(20)

10.28	Loan Agreement dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(20)

10.29	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(20)

10.30	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by JBSS Properties LLC related to its Elgin, Illinois property for the benefit of TFLIC(20)

10.31	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(20)

10.32	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(20)

10.33	Promissory Note (Tranche A) dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(20)

10.34	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(20)

10.35	The Registrant’s 2008 Equity Incentive Plan(23)

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

Exhibit
Number	Description

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-100	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 2, 2004 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2005 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2005 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 29, 2005 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2006 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2006 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 24, 2007 (Commission File No. 0-19681).

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).

(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 30, 2008 (Commission File No. 0-19681).