Form 10-Q
period 2008-12-25
SANFILIPPO JOHN B & SON INC
filed 2009-02-02
CIK 880117

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of February 2, 2009, 8,022,699 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 25, 2008
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 25,	December 27,	December 25,	December 27,
	2008	2007	2008	2007
Net sales	$177,755	$176,990	$312,579	$309,798
Cost of sales	153,209	153,653	273,849	274,661

Gross profit	24,546	23,337	38,730	35,137

Operating expenses:
Selling expenses	10,379	10,273	18,362	18,497
Administrative expenses	5,106	4,995	9,719	9,666
Restructuring expenses	—	1,403	(332)	1,403

Total operating expenses	15,485	16,671	27,749	29,566

Income from operations	9,061	6,666	10,981	5,571

Other expense:
Interest expense ($273, $277, $548 and $556 to related parties)	(2,099)	(2,647)	(4,242)	(5,377)
Rental and miscellaneous income (expense), net	(411)	67	(605)	52

Total other expense, net	(2,510)	(2,580)	(4,847)	(5,325)

Income before income taxes	6,551	4,086	6,134	246
Income tax expense	712	569	679	118

Net income	$5,839	$3,517	$5,455	$128
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	103	97	206	194

Net comprehensive income	$5,942	$3,614	$5,661	$322

Basic and diluted earnings per common share	$0.55	$0.33	$0.51	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 25,	June 26,	December 27,
	2008	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$6,579	$716	$20,127
Accounts receivable, less allowances of $2,829, $2,217 and $6,082	48,350	34,424	44,057
Inventories	128,296	127,032	146,649
Income taxes receivable	—	222	272
Deferred income taxes	2,722	2,595	2,000
Prepaid expenses and other current assets	2,448	1,592	1,736
Asset held for sale	—	5,569	5,569

TOTAL CURRENT ASSETS	188,395	172,150	220,410

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463	9,463
Buildings	100,008	99,883	98,923
Machinery and equipment	148,212	147,631	146,361
Furniture and leasehold improvements	6,213	6,247	6,239
Vehicles	667	724	1,372
Construction in progress	926	1,411	5,260

	265,489	265,359	267,618
Less: Accumulated depreciation	128,033	123,626	122,070

	137,456	141,773	145,548
Rental investment property, less accumulated depreciation of $3,110, $2,660 and $2,211	27,021	27,471	27,920
Development agreement	5,569	—	—

TOTAL PROPERTY, PLANT AND EQUIPMENT	170,046	169,204	173,468

Cash surrender value of officers’ life insurance and other assets	8,256	8,435	6,827
Brand name, less accumulated amortization of $7,138, $6,925 and $6,712	782	995	1,208

TOTAL ASSETS	$367,479	$350,784	$401,913

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 25,	June 26,	December 27,
	2008	2008	2007
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$55,141	$67,948	$65,283
Current maturities of long-term debt, including related party debt of $225, $216 and $208	11,948	12,251	16,848
Accounts payable, including related party payables of $592, $449 and $276	48,207	25,355	60,614
Income taxes payable	31	—	—
Book overdraft	6,409	4,298	7,898
Accrued payroll and related benefits	6,354	7,740	7,492
Accrued workers’ compensation	4,581	4,838	6,481
Accrued restructuring	—	1,287	1,403
Other accrued expenses	7,291	5,570	6,568

TOTAL CURRENT LIABILITIES	139,962	129,287	172,587

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,529, $13,644 and $13,754	50,910	52,356	54,257
Retirement plan	8,252	8,174	8,962
Deferred income taxes	3,398	2,595	2,541
Other	1,412	—	—

TOTAL LONG-TERM LIABILITIES	63,972	63,125	65,760

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,140,599, 8,134,599 and 8,134,599 shares issued and outstanding	81	81	81
Capital in excess of par value	100,917	100,810	100,588
Retained earnings	66,713	61,853	67,938
Accumulated other comprehensive loss	(2,988)	(3,194)	(3,863)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	163,545	158,372	163,566

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$367,479	$350,784	$401,913

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 25,	December 27,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,455	$128
Depreciation and amortization	8,090	8,035
Loss (gain) on disposition of properties	145	(74)
Deferred income tax expense	676	75
Stock-based compensation expense	71	175
Change in current assets and current liabilities:
Accounts receivable, net	(13,926)	(8,034)
Inventories	(1,264)	(12,490)
Prepaid expenses and other current assets	(856)	(586)
Accounts payable	22,852	39,350
Accrued expenses	(1,209)	3,822
Income taxes payable/receivable	253	6,441
Other operating assets	601	(1,502)

Net cash provided by operating activities	20,888	35,340

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,508)	(8,582)
Proceeds from disposition of properties	90	98
Cash surrender value of officers’ life insurance	(198)	(196)

Net cash used in investing activities	(2,616)	(8,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	87,091	18,814
Repayments of revolving credit borrowings	(99,898)	(26,812)
Principal payments on long-term debt	(1,749)	(3,855)
Increase (decrease) in book overdraft	2,111	2,883
Issuance of Common Stock under option plans	36	72
Tax benefit of stock options exercised	—	6

Net cash used in financing activities	(12,409)	(8,892)

NET INCREASE IN CASH	5,863	17,768
Cash, beginning of period	716	2,359

Cash, end of period	$6,579	$20,127

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	—	207
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except where noted and per share data)
Note 1 — Basis of Presentation
We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2009 are to the fiscal year ending June 25, 2009. References herein to fiscal 2008 are to the fiscal year ended June 26, 2008. References herein to the second quarter of fiscal 2009 are to the quarter ended December 25, 2008. References herein to the first twenty-six weeks of fiscal 2009 are to the twenty-six weeks ended December 25, 2008. References herein to the second quarter of fiscal 2008 are to the quarter ended December 27, 2007. References herein to the first twenty-six weeks of fiscal 2008 are to the twenty-six weeks ended December 27, 2007.
In the opinion of our management, the accompanying statements present fairly the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods.
The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet as of June 26, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. We suggest that you read these financial statements in conjunction with the financial statements and notes thereto included in our 2008 Annual Report filed on Form 10-K for the year ended June 26, 2008.
Note 2 — Accounts Receivable
Included in accounts receivable as of December 25, 2008, June 26, 2008 and December 27, 2007 are $886, $1,000 and $2,921, respectively, relating to workers’ compensation excess claim recovery.
Note 3 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

	December 25,	June 26,	December 27,
	2008	2008	2007
Raw material and supplies	$74,862	$59,770	$82,460
Work-in-process and finished goods	53,434	67,262	64,189

Inventories	$128,296	$127,032	$146,649

Note 4 — Income Taxes
As of December 25, 2008, we had $2.3 million of state and $1.8 million of federal net operating loss (“NOL”) carryforwards for income tax purposes. The state NOL carryforward relates to losses generated during the years ended June 26, 2008, June 28, 2007 and June 29, 2006, which generally have a carryforward period of between 10 and 12 years before expiration. The federal NOL carryforward relates to losses generated during the year ended June 26, 2008, which generally have a carryforward period of 20 years before expiration. In our effective rate for the quarter and year-to-date period, we have eliminated the portion of our valuation allowance related to our federal NOL of $1.6 million during the first twenty-six weeks of fiscal 2009, which was the primary factor in our effective tax rate varying from the federal statutory rate. This decrease in the estimated valuation allowance is related to the change in our currently anticipated operating results for the remainder of fiscal 2009. Due to our cumulative losses for the last three fiscal years, we believe it is currently more likely than not that we will be unable to utilize state NOL carryforwards. Consequently, we have provided a valuation allowance of $2.1 million for state jurisdiction NOL carryforwards related to the realization of such NOL carryforwards as of December 25, 2008. We will consider the need for, and the amount of, the valuation allowance in the future as actual operating results in state jurisdictions are achieved.
As of December 25, 2008, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax expense caption in the statement of operations. We file income tax returns with federal and state tax authorities within the United States of America. The Internal Revenue Service has recently concluded auditing our Company’s tax return for fiscal 2004, and there was no impact to our Company. The Illinois Department of Revenue has concluded its audits of our tax returns through fiscal 2005, and there was no material impact to our Company. No other tax jurisdictions are material to us.

As of December 25, 2008, there have been no material changes to the amount of unrecognized tax benefits. We do not anticipate that total unrecognized tax benefits will significantly change in the future.
Note 5 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

			For the Twenty-six Weeks
	For the Quarter Ended		Ended
	December 25,	December 27,	December 25,	December 27,
	2008	2007	2008	2007
Weighted average shares outstanding — basic	10,618,587	10,609,798	10,616,356	10,606,419
Effect of dilutive securities:
Stock options and restricted stock units	8,316	23,988	27,104	29,396

Weighted average shares outstanding — diluted	10,626,903	10,633,786	10,643,460	10,635,815

356,875 stock options with a weighted average exercise price of $12.48 were excluded from the computation of diluted earnings per share for the quarter ended December 25, 2008, due to the exercise price exceeding the average market price of the Common Stock. 290,125 stock options with a weighted average exercise price of $13.75 were excluded from the computation of diluted earnings per share for the twenty-six weeks ended December 25, 2008, due to the exercise price exceeding the average market price of the Common Stock. 379,125 stock options with a weighted average exercise price of $12.76 were excluded from the computation of diluted earnings per share for the quarter and twenty-six weeks ended December 27, 2007, due to the exercise price exceeding the average market price of the Common Stock.
Note 6 — Stock-Based Compensation
At our annual meeting of stockholders on October 28, 1998, our stockholders approved a stock option plan (the “1998 Equity Incentive Plan”) under which awards of options and stock-based awards could be made. There were 700,000 shares of Common Stock authorized for issuance to certain key employees and “outside directors” (i.e., directors who are not employees of our Company). The exercise price of the options was determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options was at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options. Through fiscal 2007, all of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Effective fiscal 2008, all option grants are non-qualified awards. The 1998 Equity Incentive Plan terminated on September 1, 2008. However, all outstanding options will continue to be governed by the terms of the 1998 Equity Incentive Plan.
At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) under which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to our company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights, Common Stock or dividends and dividend equivalents. A maximum of 500,000 of the 1,000,000 shares of Common Stock may be used for grants of Common Stock, restricted stock and restricted stock units. Additionally, awards of options or stock appreciation rights are limited to 100,000 shares annually, and awards of Common Stock, restricted stock or restricted stock units are limited to 50,000 shares annually. During the second quarter of fiscal 2009, 46,500 restricted stock units were awarded to employees and members of the Board of Directors. The vesting period is three years for awards to employees and one year for awards to non-employee members of the Board of Directors. We are recognizing expenses over the applicable vesting period based on the market value of our Common Stock at the grant date.

The following is a summary of stock option activity for the first twenty-six weeks of fiscal 2009:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term	Intrinsic Value
Outstanding, at June 26, 2008	470,440	$11.49
Activity:
Granted	—	—
Exercised	(6,000)	5.85
Forfeited	(84,000)	9.58

Outstanding, at December 25, 2008	380,440	$12.00	5.43	$5

Exercisable, at December 25, 2008	278,065	$12.74	4.56	$5

No stock options were granted during the first twenty-six weeks of fiscal 2009. The weighted average grant date fair value of stock options granted during the first twenty-six weeks of fiscal 2008 was $4.46. The total intrinsic value of options exercised during the first twenty-six weeks of fiscal 2009 and fiscal 2008 was $1 and $16, respectively.
Compensation expense attributable to stock-based compensation during the first twenty-six weeks of fiscal 2009 and fiscal 2008 was $71 and $175, respectively. As of December 25, 2008, there was $718 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.44 years.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Twenty-six
Weeks Ended
December 27,
2007
Weighted average expected stock-price volatility	54.29%
Average risk-free rate	3.71%
Average dividend yield	0.00%
Weighted average expected option life (in years)	6.25
Forfeiture percentage	5.00%
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

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 25,	December 27,	December 25,	December 27,
	2008	2007	2008	2007
Service cost	$34	$34	$69	$69
Interest cost	141	144	281	288
Amortization of prior service cost	240	239	479	478
Amortization of gain	(81)	(90)	(162)	(180)

Net periodic benefit cost	$334	$327	$667	$655

Note 8 — Distribution Channel and Product Type Sales Mix
We operate in a single reportable segment through which we sell various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 25,	December 27,	December 25,	December 27,
Distribution Channel	2008	2007	2008	2007
Consumer	$104,025	$104,686	$179,135	$172,896
Industrial	23,500	26,250	44,498	54,727
Food Service	17,960	17,317	35,972	34,807
Contract Packaging	16,737	11,450	29,773	22,459
Export	15,533	17,287	23,201	24,909

Total	$177,755	$176,990	$312,579	$309,798

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 25,	December 27,	December 25,	December 27,
Product Type	2008	2007	2008	2007
Peanuts	18.6%	16.4%	19.9%	18.2%
Pecans	23.2	27.5	22.3	25.5
Cashews & Mixed Nuts	22.7	21.2	22.0	21.1
Walnuts	15.4	16.4	14.2	15.0
Almonds	9.2	9.4	10.4	10.8
Other	10.9	9.1	11.2	9.4

Total	100.0%	100.0%	100.0%	100.0%

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
Note 10 — Restructuring
We recognized $1,765 of restructuring expense during the second and third quarters of fiscal 2008, $1,200 of which related to the estimated cost for the withdrawal from a multiemployer pension plan. We received a final determination from the union which reduced our liability to $868, $858 of which is classified as a non-current liability as of December 25, 2008. The $332 difference between our previously estimated liability and the actual amount determined by the union was recorded as a reduction in operating expenses during the first quarter of fiscal 2009.
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

The Credit Facility is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin real property includes almost all of an original site (the “Original Site”) that was purchased prior to our purchase of the land in Elgin, Illinois, on which our Chicago area operations are now consolidated. We had previously entered into a sales contract with a potential buyer of the Original Site. The sales contract was terminated during the second quarter of fiscal 2009 as the potential buyer was unable to secure financing. We therefore reclassified $5,569 from current assets to property, plant and equipment.
The Credit Facility matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or (ii) a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of December 25, 2008, the weighted average interest rate for the Credit Facility was 3.80%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $15.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Credit Facility does not include, among other things, a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 25, 2008, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of December 25, 2008, we had $36.9 million of available credit under the Credit Facility. See Part II, Item 1A — “Risk Factors.”
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
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Original Site, a portion of which we are currently attempting to sell. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. The Mortgage Facility does not include, among other things, a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 25, 2008, we were in compliance with all covenants under the Mortgage Facility. Since we currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future, $32.0 million has been classified as long-term debt as of December 25, 2008. This amount represents scheduled principal payments due under Tranche A beyond twelve months of December 25, 2008.

Note 12 — Commitments and Contingencies
We are party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition or results of operations.
Note 13 — Recent Accounting Pronouncements
During the first quarter of fiscal 2009, we adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 required us to establish a long-term liability and charge opening retained earnings of $594 as of June 27, 2008, relating to the cost of maintaining the life insurance arrangements for two of our former employees and current directors. The amounts are being amortized over the expected term of the arrangements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3, which is effective immediately, clarifies the application of SFAS 157 in a market that is not active. The implementation of SFAS 157 for financial assets and financial liabilities, effective for our first quarter of fiscal 2009, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect any impact from SFAS No. 161 on our consolidated financial position, results of operations and cash flows because we do not use derivative instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2009 are to the fiscal year ending June 25, 2009. References herein to fiscal 2008 are to the fiscal year ended June 26, 2008. References herein to the second quarter of fiscal 2009 are to the quarter ended December 25, 2008. References herein to the first twenty-six weeks of fiscal 2009 are to the twenty-six weeks ended December 25, 2008. References herein to the second quarter of fiscal 2008 are to the quarter ended December 27, 2007. References herein to the first twenty-six weeks of fiscal 2008 are to the twenty-six weeks ended December 27, 2007. As used herein, unless the context otherwise indicates, the term “Company” refers collectively to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our Company’s new financing arrangements”.
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
We improved operating results for the second quarter and the first twenty-six weeks of fiscal 2009 compared to the second quarter and first twenty-six weeks of fiscal 2008. Income from operations was $9.1 million for the second quarter of fiscal 2009 compared to $6.7 million for the second quarter of fiscal 2008. Income from operations was $11.0 million for the first twenty-six weeks of fiscal 2009 compared to $5.6 million for the first twenty-six weeks of fiscal 2008. This improvement, for both the quarterly and twenty-six week periods, was achieved largely due to (i) a decrease in redundant costs, as all Chicago area operations are now consolidated in a single facility in Elgin, Illinois (the “New Site”), (ii) a decrease in external contractor charges related to moving equipment from the previous Chicago area facilities to the New Site, (iii) improved efficiency variances and (iv) $1.4 million of non-recurring restructuring costs recorded during the second quarter of fiscal 2008. Our income before income taxes was $6.6 million for the second quarter of fiscal 2009 compared to $4.1 million for the second quarter of fiscal 2008. Our income before income taxes was $6.1 million for the first twenty-six weeks of fiscal 2009 compared to $0.2 million for the first twenty-six weeks of fiscal 2008.
Our net sales increased by 0.4% to $177.8 million for the second quarter of fiscal 2009 from $177.0 million for the second quarter of fiscal 2008. Our net sales increased by 0.9% to $312.6 million for the first twenty-six weeks of fiscal 2009 from $309.8 million for the first twenty-six weeks of fiscal 2008. The increase was achieved primarily through a 10.8% and 12.4% weighted average increase in selling prices for the quarterly and twenty-six week periods, respectively, due to higher commodity costs. Total pounds of all products shipped to customers decreased by 9.4% for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Total pounds of all products shipped to customers decreased by 10.2% for the first twenty-six weeks of fiscal 2009 compared to the first twenty-six weeks of fiscal 2008. While sales volume has declined for the first twenty-six weeks of fiscal 2009 compared to the first twenty-six weeks of fiscal 2008 in all of our distribution channels except for contract packaging, the decrease was most pronounced in our industrial distribution channel due primarily to (i) lower raw peanut sales to other peanut processors and oil processors resulting, in part, from a planned reduction in peanuts shelled at our Bainbridge, Georgia facility, (ii) a decrease in the availability of our supply of tree nuts for the industrial distribution channel, and (iii) a decrease in demand in the industrial distribution channel for nuts, as fewer new products with nuts as ingredients were developed.
The gross profit margin, as a percentage of net sales, increased to 13.8% for the second quarter of fiscal 2009 from 13.2% for the second quarter of fiscal 2008. The gross profit margin, as a percentage of net sales, increased to 12.4% for the first twenty-six weeks of fiscal 2009 from 11.3% for the first twenty-six weeks of fiscal 2008. Gross profit margins, for both the quarterly and twenty-six week periods, improved on sales of almonds and walnuts and declined on sales of cashew, peanut and mixed nut products as a result of significantly higher cashew and peanut costs. Temporary delays in supplier shipments of cashews and peanuts against lower-priced purchase contracts left us with limited opportunities for purchasing these commodities at low costs. In order to fulfill our obligations to our customers, we purchased these commodities in the high-priced spot market during the first twenty-six weeks of fiscal 2009. We recorded a charge of $3.0 million as of September 25, 2008 to reduce inventory associated with outstanding pecan industrial sales contracts for which our costs exceeded the contractual selling price. Therefore, gross profit margins were zero on sales under these contracts during the second quarter of fiscal 2009.

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
The facility consolidation project has generated cost savings through the elimination of redundant costs, such as interplant freight. However, we have not yet realized expected levels of improvements in manufacturing efficiencies. Also, the New Site is designed to accommodate an increase in production capacity of 25% to 40% in part because the New Site provides substantially more square footage than the aggregate space previously available in our Chicago area facilities. The facility consolidation project will allow us to pursue certain new business opportunities that were not previously available to us due to lack of production capacity. However, the benefits of the facility consolidation project will not be realized as expected unless our sales volume improves in the future. Some of the initiatives that we implemented in fiscal 2008 to improve our operating performance, such as eliminating production of unprofitable products, have decreased our sales volume. The decrease in sales volume has in the past and may in the future negatively impact our ability to benefit from the facility consolidation project. If we are unable to obtain a sufficient level of new profitable sales, our ability to benefit from the facility consolidation project, and our financial performance, will be negatively impacted. See Part II, Item 1A — “Risk Factors”.
As stated above, we have realized cost savings in connection with the New Site through the elimination of redundant costs. However, we have yet to receive the expected levels of improvements in manufacturing efficiencies. We secured significant new private label business during fiscal 2008 and recently were awarded additional significant new private label business. Even though consumer preferences have shifted towards lower-priced private label products from higher-priced branded products as a result of current economic conditions, we are actively developing and implementing plans to increase sales of our Fisher brand through increased advertising and promotional spending and development of new products. Management has determined that investing resources in the Fisher brand at this time will help our Company achieve its goal of increasing or maintaining the Fisher brand’s market share over the long-term. Other new business opportunities are being pursued across all of our distribution channels.
Total inventories were $128.3 million at December 25, 2008, an increase of $1.3 million, or 1.0%, from the balance at June 26, 2008, and a decrease of $18.4 million, or 12.5%, from the balance at December 27, 2007. The increase from June 26, 2008 to December 25, 2008 is due primarily to the seasonality of purchasing nuts at harvest time. The decrease from December 27, 2007 to December 28, 2008 is primarily due to improved inventory management practices, which enabled the value of finished goods inventory on hand to decline by 26.5% and the pounds of finished goods on hand to decline by 33.4%. Net accounts receivable were $48.4 million at December 25, 2008, an increase of $13.9 million, or 40.5%, from the balance at June 26, 2008, and an increase of $4.3 million, or 9.7%, from the balance at December 27, 2007. The increase from June 26, 2008 to December 25, 2008 is due to higher monthly sales in December 2008 than in June 2008 due to the seasonality of the business. The increase from December 27, 2007 to December 25, 2008 is due primarily to higher sales in December 2008 than December 2007. Accounts receivable allowances were $2.8 million at December 25, 2008, an increase of $0.6 million from the amount at June 26, 2008 and a decrease of $3.3 million from the amount at December 27, 2007. The primary reason for the increase in accounts receivable allowances from June 26, 2008 to December 25, 2008 is due to the seasonality of the business. The primary reason for the decrease from December 27, 2007 to December 25, 2008 is due to our efforts to accelerate our process to resolve customer deductions.
On March 28, 2006, JBSS Properties, LLC acquired title to the Original Site by quitclaim deed, and JBSS Properties LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). We subsequently entered into a sales contract with a potential buyer of the Original Site. The sales contract was recently terminated as the potential buyer was unable to secure financing. We therefore reclassified $5.6 million from current assets to property, plant and equipment. The Mortgage Facility is secured, in part, by the Original Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. Our costs under the Development Agreement were $6.8 million as of December 25, 2008, June 26, 2008 and December 27, 2007, (i) $5.6 million of which is recorded as a component of “Property, Plant and Equipment“ as of December 25, 2008 and as “Asset Held for Sale” as of June 26, 2008 and December 27, 2007, and (ii) $1.2 million of which is recorded as “Rental Investment Property”. We have reviewed the asset under the Development Agreement and concluded that no adjustment of the carrying value is required.
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
We face a number of challenges in the future. In addition to operating in a difficult economic environment, specific challenges, among others, include increasing our profitability, intensified competition, fluctuating commodity costs and our ability to achieve the anticipated benefits of the facility consolidation project. We will focus on seeking additional profitable business to utilize the additional production capacity at the New Site. We expect to be able to devote more funds to promote and advertise our Fisher brand in order to attempt to regain market share that has been lost in recent years. However, this effort may be challenging because, among other things, consumer preferences have shifted towards lower-priced private label products from higher-priced branded products as a result of current economic conditions. In addition, private label products generally provide lower margins than branded products. Also, we will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base, and we will face the challenges presented by the current state of the domestic and global economy. See the information referenced in Part II, Item 1A — “Risk Factors”.
RESULTS OF OPERATIONS
Net Sales
Our net sales increased by 0.4% to $177.8 million for the second quarter of fiscal 2009 from $177.0 million for the second quarter of fiscal 2008. Our net sales increased by 0.9% to $312.6 million for the first twenty-six weeks of fiscal 2009 from $309.8 million for the first twenty-six weeks of fiscal 2008. The increase was achieved primarily through a 10.8% and 12.4% weighted average increase in selling prices for the quarterly and twenty-six week periods, respectively, due to higher commodity costs. Total pounds of all products shipped to customers decreased by 9.4% for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Total pounds of all products shipped to customers decreased by 10.2% for the first twenty-six weeks of fiscal 2009 compared to the first twenty-six weeks of fiscal 2008.

The following table shows a comparison of sales by distribution channel (dollars in thousands):

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 25,	December 27,	December 25,	December 27,
Distribution Channel	2008	2007	2008	2007
Consumer	$104,025	$104,686	$179,135	$172,896
Industrial	23,500	26,250	44,498	54,727
Food Service	17,960	17,317	35,972	34,807
Contract Packaging	16,737	11,450	29,773	22,459
Export	15,533	17,287	23,201	24,909

Total	$177,755	$176,990	$312,579	$309,798

The following table summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 25,	December 27,	December 25,	December 27,
Product Type	2008	2007	2008	2007
Peanuts	18.6%	16.4%	19.9%	18.2%
Pecans	23.2	27.5	22.3	25.5
Cashews & Mixed Nuts	22.7	21.2	22.0	21.1
Walnuts	15.4	16.4	14.2	15.0
Almonds	9.2	9.4	10.4	10.8
Other	10.9	9.1	11.2	9.4

Total	100.0%	100.0%	100.0%	100.0%

Net sales in the consumer distribution channel decreased by 0.6% in dollars and 3.3% in volume in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Private label consumer sales volume was virtually unchanged in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 due primarily to increased business at a customer offset by decreased business at another customer. Fisher brand sales volume decreased 6.5% for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 due primarily to lower baking nut sales at a customer. Net sales in the consumer distribution channel increased by 3.6% in dollars, but decreased 2.3% in volume in the first twenty-six weeks of fiscal 2009 compared to the first twenty-six weeks of fiscal 2008. Private label consumer sales volume was virtually unchanged in the first twenty-six weeks of fiscal 2009 compared to the first twenty-six weeks of fiscal 2008 due primarily to increased business at a customer offset by decreased business at another customer. Fisher brand sales volume decreased 2.6% for the first twenty-six weeks of fiscal 2009 compared to the first twenty-six weeks of fiscal 2008 due primarily to lower baking nut sales at a customer.
Net sales in the industrial distribution channel decreased by 10.5% in dollars and 35.7% in sales volume in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Net sales in the industrial distribution channel decreased by 18.7% in dollars and 39.5% in sales volume in the first twenty-six weeks of fiscal 2009 compared to the first twenty-six weeks of fiscal 2008. The sales volume decrease, for both the quarterly and twenty-six week periods, is due primarily to (i) a lower raw peanut sales to other peanut processors and oil processors resulting, in part, from a planned reduction in peanuts shelled at our Bainbridge, Georgia facility, (ii) a decrease in the availability of our supply of tree nuts for the industrial distribution channel, and (iii) a decrease in demand in the industrial distribution channel for nuts, as fewer new products with nuts as ingredients were developed.
Net sales in the food service distribution channel increased by 3.7% in dollars and 1.2% in volume in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Net sales in the food service distribution channel increased by 3.3% in dollars, but decreased 1.3% in volume in the first twenty-six weeks of fiscal 2009 compared to the first twenty-six weeks of fiscal 2008.

Net sales in the contract packaging distribution channel increased by 46.2% in dollars and 20.5% in volume in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Net sales in the contract packaging distribution channel increased by 32.6% in dollars and 9.1% in volume in the first twenty-six weeks of fiscal 2009 compared to the first twenty-six weeks of fiscal 2008. The significant sales volume increase, for both the quarterly and twenty-six week periods, is due to increased business with a contract packaging customer.
Net sales in the export distribution channel decreased by 10.1% in dollars and 22.0% in volume in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. Net sales in the export distribution channel decreased by 6.9% in dollars and 19.5% in volume in the first twenty-six weeks of fiscal 2009 compared to the first twenty-six weeks of fiscal 2008. The decrease in volume, for both the quarterly and twenty-six week periods, is due to lower inshell walnut sales.
Gross Profit
Gross profit for the second quarter of fiscal 2009 increased 5.2% to $24.5 million from $23.3 million for the second quarter of fiscal 2008. Gross margin increased to 13.8% of net sales for the second quarter of fiscal 2009 from 13.2% for the second quarter of fiscal 2008. Gross profit for the first twenty-six weeks of fiscal 2009 increased 10.2% to $38.7 million from $35.1 million for the first twenty-six weeks of fiscal 2008. Gross margin increased to 12.4% of net sales for the first twenty-six weeks of fiscal 2009 from 11.3% for the first twenty-six weeks of fiscal 2008. This improvement, for both the quarterly and twenty-six week periods, was achieved largely due to (i) a decrease in redundant costs, as all Chicago area operations are now consolidated at the New Site, (ii) a decrease in external contractor charges related to moving equipment from the previous Chicago area facilities to the New Site and (iii) improved efficiency variances. Gross profit margins, for both the quarterly and twenty-six week periods, improved on sales of almonds and walnuts and declined on sales of cashew, peanut and mixed nut products as a result of significantly higher cashew and peanut costs. Temporary delays in supplier shipments of cashews and peanuts against lower-priced purchase contracts left us with limited opportunities for purchasing these commodities at low costs. In order to fulfill our obligations to our customers, we purchased these commodities in the high-priced spot market during the first twenty-six weeks of fiscal 2009. We recorded a charge of $3.0 million as of September 25, 2008 to reduce inventory associated with outstanding pecan industrial sales contracts for which our costs exceed the selling price. Consequently, gross profit margins were zero on sales under these contracts during the second quarter of fiscal 2009.
Operating Expenses
Selling and administrative expenses for the second quarter of fiscal 2009 increased to 8.7% of net sales from 8.6% of net sales for the second quarter of fiscal 2008. Selling expenses for the second quarter of fiscal 2009 were $10.4 million, an increase of $0.1 million, or 1.0%, from the second quarter of fiscal 2008. The increase is due primarily to a $0.7 million increase in advertising expenses, partially offset by a $0.3 million decrease in freight expense and cost savings from the restructuring initiatives implemented at the end of the second quarter of fiscal 2008. Administrative expenses for the second quarter of fiscal 2009 were $5.1 million, an increase of $0.1 million, or 2.2%, from the second quarter of fiscal 2008. Selling and administrative expenses for the first twenty-six weeks of fiscal 2009 decreased to 9.0% of net sales from 9.1% of net sales for the first twenty-six weeks of fiscal 2008. Selling expenses for the first twenty-six weeks of fiscal 2009 were $18.4 million, a decrease of $0.1 million, or 0.7%, from the first twenty-six weeks of fiscal 2008. The decrease is due primarily to cost savings from the restructuring initiatives implemented at the end of the second quarter of fiscal 2008, partially offset by a $0.8 million increase in advertising expenses during the first twenty-six weeks of fiscal 2008. Administrative expenses for the first twenty-six weeks of fiscal 2009 were $9.7 million, unchanged from the first twenty-six weeks of fiscal 2008. Operating expenses for the second quarter of fiscal 2008 and for the first twenty-six weeks of fiscal 2008 included $1.4 million of restructuring expenses, related primarily to the estimated cost of withdrawal from a multiemployer pension plan. Operating expenses were reduced by $0.3 million during the first quarter of fiscal 2009 for the difference between our previously estimated cost of withdrawal from the multiemployer pension plan and the actual cost determined by the union.
Income from Operations
Due to the factors discussed above, income from operations increased to $9.1 million, or 5.1% of net sales, for the second quarter of fiscal 2009 from $6.7 million, or 3.8% of net sales, for the second quarter of fiscal 2008. Also due to the factors discussed above, income from operations increased to $11.0 million, or 3.5% of net sales, for the first twenty-six weeks of fiscal 2009 from $5.6 million, or 1.8% of net sales, for the first twenty-six weeks of fiscal 2008.
Interest Expense
Interest expense for the second quarter of fiscal 2009 decreased to $2.1 million from $2.6 million for the second quarter of fiscal 2008. Interest expense for the first twenty-six weeks of fiscal 2009 decreased to $4.2 million from $5.4 million for the first twenty-six weeks of fiscal 2008. The decrease, for both the quarterly and twenty-six week periods, is due primarily to lower short-term interest rates on our Credit Facility compared to rates on our previous credit facility that was in place during the first twenty-six weeks of fiscal 2008.

Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.4 million for the second quarter of fiscal 2009 compared to income of $0.1 million for the second quarter of fiscal 2008. Net rental and miscellaneous expense was $0.6 million for the first twenty-six weeks of fiscal 2009 compared to income of $0.1 million for the first twenty-six weeks of fiscal 2008. The increase in net expense, for both the quarterly and twenty-six week periods, is due to lower rental income as a result of a higher vacancy rate at the office building located at the New Site.
Income Tax Expense
Income tax expense was $0.7 million, or 10.9% of income before income taxes, for the second quarter of fiscal 2009 compared to $0.6 million, or 13.9%, for the second quarter of fiscal 2008. Income tax expense was $0.7 million, or 11.1% of income before income taxes, for the first twenty-six weeks of fiscal 2009 compared to $0.1 million, or 48.0%, for the first twenty-six weeks of fiscal 2008. As of December 25, 2008, we had $2.3 million of state and $1.8 million of federal net operating loss (“NOL”) carryforwards for income tax purposes. The state NOL carryforward relates to losses generated during the years ended June 26, 2008, June 28, 2007 and June 29, 2006, which generally have a carryforward period of between 10 and 12 years before expiration. The federal NOL carryforward relates to losses generated during the year ended June 26, 2008, which generally have a carryforward period of 20 years before expiration. In our effective rate for the quarter and year-to-date period, we have eliminated the portion of our valuation allowance related to our federal NOL of $1.6 million during the first twenty-six weeks of fiscal 2009, which was the primary factor in our effective tax rate varying from the federal statutory rate. This decrease in the estimated valuation allowance is related to the change in our currently anticipated operating results for the remainder of fiscal 2009. Due to our cumulative losses for the last three fiscal years, we believe it is currently more likely than not that we will be unable to utilize state NOL carryforwards. Consequently, we have provided a valuation allowance of $2.1 million for state jurisdiction NOL carryforwards related to the realization of such NOL carryforwards as of December 25, 2008. We will consider the need for, and the amount of, the valuation allowance in the future as actual operating results in state jurisdictions are achieved.
Net Income
Net income was $5.8 million, or $0.55 per common share (basic and diluted), for the second quarter of fiscal 2009, compared to $3.5 million, or $0.33 per common share (basic and diluted), for the second quarter of fiscal 2008. Net income was $5.5 million, or $0.51 per common share (basic and diluted), for the first twenty-six weeks of fiscal 2009, compared to $0.1 million, or $0.01 per common share (basic and diluted), for the first twenty-six weeks of fiscal 2008.

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
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $20.9 million for the first twenty-six weeks of fiscal 2009 compared to $35.3 million for the first twenty-six weeks of fiscal 2008. The decrease is due primarily to a $6.6 million federal tax refund received during the first twenty-six weeks of fiscal 2008 and higher purchases of cashews and walnuts during the first twenty-six weeks of fiscal 2009 compared to the first twenty-six weeks of fiscal 2008.
We repaid $1.7 million of long-term debt during the first twenty-six weeks of fiscal 2009, $1.5 million of which related to the Mortgage Facility.
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
The Credit Facility matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or (ii) a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of December 25, 2008, the weighted average interest rate for the Credit Facility was 3.80%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $15.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis.

All cash received from customers is required to be applied against the Credit Facility. Our $6.6 million of cash as of December 25, 2008 is due primarily to cash received on the last working day of the second quarter of fiscal 2009. The Credit Facility does not include, among other things, a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 25, 2008, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. See Part II, Item 1A — “Risk Factors.” As of December 25, 2008, we had $36.9 million of available credit under the Credit Facility.
The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. Such interest rate may be reset by the Mortgage Lender on March 1, 2018 (the “Tranche A Reset Date”). Monthly principal payments in the amount of $0.2 million commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest at a floating rate of one month LIBOR plus 5.50% per annum, payable monthly. The margin on such floating rate may be reset by the Mortgage Lender on March 1, 2010 and every two years thereafter (each, a “Tranche B Reset Date”); provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on and after March 1, 2016. Monthly principal payments in the amount of $50 thousand commenced on June 1, 2008.
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
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Original Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. The Mortgage Facility does not include, among other things, a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 25, 2008, we were in compliance with all covenants under the Mortgage Facility. Since we currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future, $32.0 million has been classified as long-term debt as of December 25, 2008. See Part II, Item 1A — “Risk Factors.” This amount represents scheduled principal payments due under Tranche A beyond twelve months of December 25, 2008.
As of December 25, 2008, we had $5.1 million in aggregate principal amount of industrial development bonds (“IDB Bonds”) outstanding, which was originally used to finance the acquisition, construction and equipping of our Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the IDB Letter of Credit held by the lenders of the Credit Facility (the “IDB Letter of Credit”); or (iv) in the event funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem bonds on the demand of any bondholder are payable in full by us upon demand by the lenders under the Credit Facility. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.4 million in fiscal 2009 to $0.8 million in fiscal 2017. We are also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted similarly to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. Based on reconsideration events in the third quarter of 2006 and in the first quarter of fiscal 2007, we determined the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. As of December 25, 2008, $13.8 million of the debt obligation was outstanding.
Capital Expenditures
We spent $2.5 million on capital expenditures during the first twenty-six weeks of fiscal 2009 compared to $8.6 million during the first twenty-six weeks of fiscal 2008. The decrease in capital expenditures is due to the completion of the facility consolidation project. Total capital expenditures for fiscal 2009 are estimated to be approximately $7.0 million.
Recent Accounting Pronouncements
During the first quarter of fiscal 2009, we adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 required us to establish a long-term liability and charge opening retained earnings $594 as of June 27, 2008, relating to the cost of maintaining the life insurance arrangements for two of our former employees and current directors. The amounts are being amortized over the expected term of the arrangements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3, which is effective immediately, clarifies the application of SFAS 157 in a market that is not active. The implementation of SFAS 157 for financial assets and financial liabilities, effective for our first quarter of fiscal 2009, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect any impact from SFAS No. 161 on our consolidated financial position, results of operations and cash flows because we do not use derivative instruments.

FORWARD LOOKING STATEMENTS
The statements contained in this filing that are not historical (including statements concerning our Company’s expectations regarding market risk) are “forward looking statements”. These forward looking statements are identified by the use of forward looking words and phrases such as “intends”, “may”, “believes” and “expects”, represent our Company’s present expectations or beliefs concerning future events. Our Company cautions that such statements are qualified by important factors, including the factors referred to in Part II, Item 1A — “Risk Factors”, that could cause actual results to differ materially from those in the forward looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events which may be subject to circumstances beyond our Company’s control. Consequently, results actually achieved may differ materially from the expected results included in these statements. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, including a decline in sales to one or more key customers; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where we are financially responsible for such losses; (v) our ability to lessen the negative impact of competitive and pricing pressures; (vi) the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (vii) risks and uncertainties regarding our Elgin, Illinois facility, including the underutilization thereof; (viii) our ability to retain key personnel; (ix) our largest shareholder possessing a majority of aggregate voting power of our Company, which may make a takeover or change in control more difficult; (x) the potential negative impact of government regulations, including the Public Health Security and Bioterrorism Preparedness and Response Act; (xi) our ability to do business in emerging markets; (xii) deterioration in economic conditions, including restricted liquidity in financial markets, and the impact of these conditions on our lenders, customers and suppliers; (xiii) our ability to obtain additional capital, if needed; and (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2008.
Item 4. Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 25, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 25, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 25, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2008, which could materially affect our Company’s business, financial condition or future results should be considered. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 26, 2008 during the first twenty-six weeks of fiscal 2009, with the exception of the following: We have amended and restated the risk factors entitled “General Economic Conditions Could Significantly Affect Our Financial Results”, “We are Subject to Risks and Uncertainties Regarding Our Facility Consolidation Project” and “Food Safety and Product Contamination Concerns Could Have a Material Adverse Effect on Us” as follows:
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
We are Subject to Risks and Uncertainties Regarding Our New Facility
Our Company’s New Site, in which we have invested a total of over $100 million, may not result in significant cost savings or increases in efficiency, or allow us to increase our production capabilities to meet any future increases in customer demand. Moreover, our expectations with respect to the financial impact of the New Site are based on numerous estimates and assumptions, any or all of which may differ from actual results. Such differences could substantially reduce the anticipated benefit of the project or cause losses or adverse financial consequences.
More specifically:
•	the New Site may not eliminate as many redundant processes as we presently anticipate;

•	sales volume may continue to decrease, in part because of our voluntary elimination of non-profitable products, and we may not realize any future overall increases in demand for our products necessary to justify additional production capacity available at the New Site;

•	we may not achieve the planned levels of increased efficiencies at the New Site;

•	we may not obtain tenants or receive rental income for the unused portions of the New Site;

•	we may not be able to recover our investment in the Original Site.

If, for any reason, we were to realize less than the expected benefits from the New Site, our future income stream, cash flows and debt levels could be materially adversely affected. In addition, the New Site does not have a long history. Accordingly, unanticipated risks and problems may develop in the future.
Food Safety and Product Contamination Concerns Could Have a Material Adverse Effect on Us
We could be adversely affected if consumers in our principal markets lose confidence in the safety of nut products, particularly with respect to peanut and tree nut allergies, food borne illnesses or other food safety matters. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of our nut products, including consumption of other companies’ products containing our products as an ingredient. Notwithstanding existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters, including food borne illnesses, may discourage consumers from buying our products, cause production and delivery disruptions, or result in product recalls. Product safety issues concerning products not manufactured, distributed or sold by our Company, such as recent safety issues concerning salmonella found in peanut butter, may adversely affect demand for products in the nut industry as a whole, including products without actual safety problems. Decreases in demand for products in the industry generally could have a material adverse affect on our Company’s financial condition and results of operations. In addition, the cooling system at the Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at the Elgin, Illinois facility could be destroyed.
Item 4. Submission of Matters to a Vote of Security Holders
Our Company’s 2008 Annual Meeting of Stockholders was held on October 30, 2008 for the purpose of (i) electing those directors entitled to be elected by the holders of our Company’s Class A Common Stock, (ii) electing those directors entitled to be elected by the holders of our Company’s Common Stock, (iii) ratifying the action of our Company’s Audit Committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as independent accountants for fiscal 2009, (iv) considering and taking action upon a proposal to approve the John B. Sanfilippo & Son, Inc. 2008 Equity Incentive Plan, and (v) transacting such other business properly brought before the meeting. The meeting proceeded and (i) the holders of Class A Common Stock elected Jasper B. Sanfilippo, Mathias A. Valentine, Michael J. Valentine, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr. and Timothy R. Donovan to serve on our Company’s Board of Directors by a unanimous vote of 2,597,426 votes cast for, representing 100% of the then outstanding shares of Class A Common Stock, (ii) the holders of Common Stock elected Governor Jim R. Edgar by a vote of 6,402,895 votes cast for and 46,421 votes withheld, (iii) the holders of Common Stock elected Daniel M. Wright by a vote of 6,405,045 votes cast for and 44,946 votes withheld, (iv) the holders of Class A Common Stock and Common Stock ratified the appointment of PricewaterhouseCoopers LLP as our Company’s independent accountants for fiscal 2009 by a total of 32,413,816 votes cast for ratification, 9,259 votes against ratification and 500 abstentions, and (v) the holders of Class A Common Stock and Common Stock approved the John B. Sanfilippo & Son, Inc. 2008 Equity Incentive Plan by a total of 29,241,021 votes cast for approval, 367,019 votes against approval and 50,730 abstentions.
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 2, 2009.

JOHN B. SANFILIPPO & SON, INC
By:	/s/ Michael J. Valentine
Michael J. Valentine
Chief Financial Officer and Group President

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Registrant(22)

3.2	Amended and Restated Bylaws of Registrant(21)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987 dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.4	The Registrant’s 1998 Equity Incentive Plan(4)

10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

10.12	Agreement for Purchase and Sale between Matsushita Electric Corporation of America and the Company, dated December 2, 2004(9)

10.13	First Amendment to Purchase and Sale Agreement dated March 2, 2005 by and between Panasonic Corporation of North America (“Panasonic”), f/k/a Matsushita Electric Corporation, and the Company(10)

10.14	Office Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(11)

10.15	Warehouse Lease dated April 15, 2005 between the Company, as landlord, and Panasonic, as tenant(11)

10.16	The Registrant’s Restated Supplemental Retirement Plan (18)

10.17	Form of Option Grant Agreement under 1998 Equity Incentive Plan(12)

Exhibit
Number	Description

10.18	Termination Agreement dated as of January 11, 2006, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(13)

10.19	Assignment and Assumption Agreement dated March 28, 2006 by and between JBSS Properties LLC and the City of Elgin, Illinois(14)

10.20	Agreement of Purchase and Sale between the Company and Prologis(15)

10.21	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 3001 Malmo Drive, Arlington Heights, Illinois(16)

10.22	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 1851 Arthur Avenue, Elk Grove Village, Illinois(16)

10.23	Agreement for Purchase of Real Estate and Related Property by and among the Company, as Seller, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Purchasers(17)

10.24	Industrial Building Lease by and between the Company, as Tenant, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Landlord, dated September 20, 2006(17)

10.25	Sanfilippo Value Added Plan dated October 24, 2007(19)

10.26	Credit Agreement dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC, (“WFF”) as the arranger and administrative agent for the lenders and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(20)

10.27	Security Agreement dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(20)

10.28	Loan Agreement dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(20)

10.29	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(20)

10.30	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by JBSS Properties LLC related to its Elgin, Illinois property for the benefit of TFLIC(20)

10.31	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(20)

10.32	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(20)

10.33	Promissory Note (Tranche A) dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(20)

10.34	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(20)

10.35	First Amendment to the Registrant’s 2008 Equity Incentive Plan, filed herewith

10.36	The Registrant’s 2008 Equity Incentive Plan, as amended, filed herewith

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

Exhibit
Number	Description

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-100	Not applicable
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 2, 2004 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2005 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2005 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 29, 2005 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2006 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2006 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 24, 2007 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).