Form 10-Q
period 2009-03-26
SANFILIPPO JOHN B & SON INC
filed 2009-04-30
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2009
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
(847) 289-1800

(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☑ No
As of April 29, 2009, 8,022,699 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 26, 2009
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 26,	March 27,	March 26,	March 27,
	2009	2008	2009	2008
Net sales	$113,789	$106,716	$426,368	$416,514
Cost of sales	100,578	93,878	374,427	368,539

Gross profit	13,211	12,838	51,941	47,975

Operating expenses:
Selling expenses	7,694	7,835	26,056	26,332
Administrative expenses	6,175	4,511	15,894	14,177
Restructuring expenses	—	362	(332)	1,765
Total operating expenses	13,869	12,708	41,618	42,274

(Loss) income from operations	(658)	130	10,323	5,701

Other expense:
Interest expense ($273, $277, $821 and $833 to related parties)	(1,777)	(2,662)	(6,019)	(8,039)
Debt extinguishment costs	—	(6,737)	—	(6,737)
Rental and miscellaneous income (expense), net	(340)	(89)	(945)	(37)

Total other expense, net	(2,117)	(9,488)	(6,964)	(14,813)

(Loss) income before income taxes	(2,775)	(9,358)	3,359	(9,112)
Income tax (benefit) expense	(286)	(608)	393	(490)

Net (loss) income	$(2,489)	$(8,750)	$2,966	$(8,622)
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	103	98	309	292

Net comprehensive (loss) income	$(2,386)	$(8,652)	$3,275	$(8,330)

Basic and diluted (loss) earnings per common share	$(0.23)	$(0.82)	$0.28	$(0.81)

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 26,	June 26,	March 27,
	2009	2008	2008
ASSETS
CURRENT ASSETS:
Cash	$1,091	$716	$1,988
Restricted cash	—	—	7,954
Accounts receivable, less allowances of $2,525, $2,217 and $3,167	36,548	34,424	34,680
Inventories	125,702	127,032	141,661
Income taxes receivable	—	222	290
Deferred income taxes	2,990	2,595	1,499
Prepaid expenses and other current assets	2,287	1,592	1,432
Asset held for sale	—	5,569	5,569

TOTAL CURRENT ASSETS	168,618	172,150	195,073

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463	9,463
Buildings	100,078	99,883	98,962
Machinery and equipment	148,867	147,631	149,894
Furniture and leasehold improvements	6,227	6,247	6,239
Vehicles	676	724	745
Construction in progress	1,426	1,411	4,021

	266,737	265,359	269,324
Less: Accumulated depreciation	131,281	123,626	124,805

	135,456	141,773	144,519
Rental investment property, less accumulated depreciation of $3,334, $2,660 and $2,435	26,796	27,471	27,695
Development agreement	5,569	—	—

TOTAL PROPERTY, PLANT AND EQUIPMENT	167,821	169,204	172,214

Cash surrender value of officers’ life insurance and other assets	8,317	8,435	8,645
Brand name, less accumulated amortization of $7,245, $6,925 and $6,818	675	995	1,102

TOTAL ASSETS	$345,431	$350,784	$377,034

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 26,	June 26,	March 27,
	2009	2008	2008
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$56,603	$67,948	$87,038
Current maturities of long-term debt, including related party debt of $229, $216 and $212	11,797	12,251	11,872
Accounts payable, including related party payables of $762, $449 and $730	24,957	25,355	26,089
Income taxes payable	351	—	—
Book overdraft	4,525	4,298	10,994
Accrued payroll and related benefits	8,196	7,740	8,256
Accrued workers’ compensation	4,857	4,838	6,610
Accrued recall	3,154	—	—
Accrued restructuring	—	1,287	1,378
Other accrued expenses	6,963	5,570	5,871

TOTAL CURRENT LIABILITIES	121,403	129,287	158,108

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,470, $13,644 and $13,699	50,184	52,356	53,481
Retirement plan	8,211	8,174	8,914
Deferred income taxes	2,990	2,595	1,499
Other	1,382	—	—

TOTAL LONG-TERM LIABILITIES	62,767	63,125	63,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,140,599, 8,134,599 and 8,134,599 shares issued and outstanding	81	81	81
Capital in excess of par value	101,017	100,810	100,705
Retained earnings	64,226	61,853	59,189
Accumulated other comprehensive loss	(2,885)	(3,194)	(3,765)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	161,261	158,372	155,032

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$345,431	$350,784	$377,034

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Thirty-nine Weeks Ended
	March 26, 2009	March 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,966	$(8,622)
Depreciation and amortization	11,728	11,856
Loss (gain) on disposition of properties	138	(79)
Deferred income tax expense	—	(466)
Stock-based compensation expense	171	292
Change in current assets and current liabilities:
Accounts receivable, net	(2,124)	1,344
Inventories	1,330	(7,502)
Prepaid expenses and other current assets	(695)	(282)
Accounts payable	(398)	4,825
Accrued expenses	3,735	3,993
Income taxes payable/receivable	573	6,423
Other operating assets	531	(141)

Net cash provided by operating activities	17,955	11,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,766)	(10,897)
Proceeds from disposition of properties	97	107
Increase in restricted cash	—	(7,954)
Cash surrender value of officers’ life insurance	(203)	(202)

Net cash used in investing activities	(3,872)	(18,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	134,991	43,461
Repayments of revolving credit borrowings	(146,336)	(46,452)
Initial borrowing under new revolving credit facility	—	82,031
Payment of amounts outstanding under prior revolving credit facility	—	(65,283)
Principal payments on long-term debt	(2,626)	(54,607)
Issuance of long-term debt	—	45,000
Debt issue costs	—	(3,273)
Increase in book overdraft	227	5,979
Issuance of Common Stock under option plans	36	72
Tax benefit of stock options exercised	—	6

Net cash (used in) provided by financing activities	(13,708)	6,934

NET INCREASE (DECREASE) IN CASH	375	(371)
Cash, beginning of period	716	2,359

Cash, end of period	$1,091	$1,988

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	—	207
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except where noted and per share data)
Note 1 — Basis of Presentation
We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2009 are to the fiscal year ending June 25, 2009. References herein to fiscal 2008 are to the fiscal year ended June 26, 2008. References herein to the third quarter of fiscal 2009 are to the quarter ended March 26, 2009. References herein to the first thirty-nine weeks of fiscal 2009 are to the thirty-nine weeks ended March 26, 2009. References herein to the third quarter of fiscal 2008 are to the quarter ended March 27, 2008. References herein to the first thirty-nine weeks of fiscal 2008 are to the thirty-nine weeks ended March 27, 2008.
In the opinion of our management, the accompanying statements fairly present the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of our management, are necessary for the fair presentation of the results of the interim periods.
The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet as of June 26, 2008 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We suggest that you read these financial statements in conjunction with the financial statements and notes thereto included in our 2008 Annual Report filed on Form 10-K for the year ended June 26, 2008.
Note 2 — Accounts Receivable
Included in accounts receivable as of March 26, 2009, June 26, 2008 and March 27, 2008 are $1,076, $1,000 and $3,031, respectively, relating to workers’ compensation excess claim recoveries.
Note 3 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

	March 26,	June 26,	March 27,
	2009	2008	2008
Raw material and supplies	$72,555	$59,770	$81,803
Work-in-process and finished goods	53,147	67,262	59,858

Inventories	$125,702	$127,032	$141,661

Note 4 — Income Taxes
At the beginning of fiscal year 2009, we had $2.4 million of state and $3.3 million of federal net operating loss (“NOL”) carryforwards for income tax purposes. The state NOL carryforward relates to losses generated during the years ended June 26, 2008, June 28, 2007 and June 29, 2006, which generally have a carryforward period of approximately 12 years before expiration. The federal NOL carryforward relates to losses generated during the year ended June 26, 2008, which generally have a carryforward period of 20 years before expiration. In our effective rate for the quarter and year-to-date period, based on our currently anticipated annual operating results we have estimated utilizing a portion of the NOL and the respective valuation allowance during fiscal 2009, which was the primary factor in our effective tax rate varying from the federal statutory rate. Due to our cumulative losses for the last three fiscal years, we believe it is currently more likely than not that we will be unable to utilize primarily state NOL carryforwards in periods subsequent to fiscal year 2009. Consequently, we have continued to provide a valuation allowance of $2.6 million primarily related to state jurisdiction NOL carryforwards as of March 26, 2009. We will consider the need for, and the amount of the valuation allowance in the future as actual operating results are achieved.
As of March 26, 2009, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit) expense caption in the statement of operations. We file income tax returns with federal and state tax authorities within the United States of America. The Internal Revenue Service has concluded auditing our Company’s tax return for fiscal 2004, and there was no impact to our Company. The Illinois Department of Revenue has concluded its audits of our tax returns through fiscal 2005, and there was no material impact to our Company. No other tax jurisdictions are material to us.

As of March 26, 2009, there have been no material changes to the amount of unrecognized tax benefits. We do not anticipate that total unrecognized tax benefits will significantly change in the future.
Note 5 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average number of shares outstanding used in computing earnings per share:

			For the Thirty-nine Weeks
	For the Quarter Ended		Ended
	March 26,	March 27,	March 26,	March 27,
	2009	2008	2009	2008
Weighted average number of shares outstanding — basic	10,618,587	10,614,125	10,617,612	10,608,988
Effect of dilutive securities:
Stock options and restricted stock units	—	—	19,059	—

Weighted average number of shares outstanding — diluted	10,618,587	10,614,125	10,636,671	10,608,988

380,440 stock options with a weighted average exercise price of $12.00 and 46,500 restricted stock units were excluded from the computation of diluted earnings per share for the quarter ended March 26, 2009 due to the net loss for the period. 290,125 stock options with a weighted average exercise price of $13.75 were excluded from the computation of diluted earnings per share for the thirty-nine weeks ended March 26, 2009, due to the exercise price exceeding the average market price of the Common Stock. 476,940 stock options with a weighted average exercise price of $11.45 were excluded from the computation of diluted earnings per share for both the quarter and thirty-nine weeks ended March 27, 2008, due to the net loss for the quarterly and thirty-nine week periods.
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

     The following is a summary of stock option activity for the first thirty-nine weeks of fiscal 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding, at June 26, 2008	470,440	$11.49
Activity:
Granted	—	—
Exercised	(6,000)	5.85
Forfeited	(84,000)	9.58

Outstanding, at March 26, 2009	380,440	$12.00	5.14	$21

Exercisable, at March 26, 2009	278,440	$12.74	4.31	$21

No stock options were granted during the first thirty-nine weeks of fiscal 2009. The weighted average grant date fair value of stock options granted during the first thirty-nine weeks of fiscal 2008 was $4.47. The total intrinsic value of options exercised during the first thirty-nine weeks of fiscal 2009 and fiscal 2008 was $1 and $16, respectively.
Compensation expense attributable to stock-based compensation during the first thirty-nine weeks of fiscal 2009 and fiscal 2008 was $171 and $292, respectively. As of March 26, 2009, there was $617 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 0.80 years.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Thirty-nine Weeks Ended
March 27, 2008
Weighted average expected stock-price volatility	54.27%
Average risk-free rate	3.70%
Average dividend yield	0.00%
Weighted average expected option life (in years)	6.25
Forfeiture percentage	5.00%
Note 7 — Retirement Plan
On August 2, 2007, our Compensation, Nominating and Corporate Governance Committee approved a restated Supplemental Retirement Plan (the “SERP”) for certain of our named executive officers and key employees, effective as of August 25, 2005. The purpose of the SERP is to provide an unfunded, non-qualified deferred compensation benefit upon retirement, disability or death to certain executive officers and key employees. The monthly benefit is based upon each individual’s earnings and his number of years of service. Administrative expenses include the following net periodic benefit costs:

			For the Thirty-nine Weeks
	For the Quarter Ended		Ended
	March 26,	March 27,	March 26,	March 27,
	2009	2008	2009	2008
Service cost	$34	$35	$103	$104
Interest cost	140	144	421	432
Amortization of prior service cost	239	239	718	717
Amortization of gain	(80)	(90)	(242)	(270)

Net periodic benefit cost	$333	$328	$1,000	$983

Note 8 — Distribution Channel and Product Type Sales Mix
We operate in a single reportable segment through which we sell various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 26,	March 27,	March 26,	March 27,
Distribution Channel	2009	2008	2009	2008
Consumer	$65,282	$55,640	$244,417	$228,536
Industrial	17,184	19,096	61,682	73,823
Food Service	12,851	14,928	48,823	49,736
Contract Packaging	12,213	11,367	41,986	33,825
Export	6,259	5,685	29,460	30,594

Total	$113,789	$106,716	$426,368	$416,514

The following summarizes sales by product type as a percentage of total gross sales. The information is based on gross sales (rather than net sales) because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 26,	March 27,	March 26,	March 27,
Product Type	2009	2008	2009	2008
Peanuts	23.9%	21.8%	21.0%	19.2%
Pecans	15.4	19.9	20.4	24.0
Cashews & Mixed Nuts	23.1	19.1	22.4	20.6
Walnuts	12.8	15.5	13.8	15.2
Almonds	12.2	13.2	10.9	11.4
Other	12.6	10.5	11.5	9.6

Total	100.0%	100.0%	100.0%	100.0%

Note 9 — Comprehensive Loss (Income)
We account for comprehensive loss (income) in accordance with SFAS 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting and displaying comprehensive loss (income) and its components in a full set of general-purpose financial statements. The statement requires that all components of comprehensive loss (income) be reported in a financial statement that is displayed with the same prominence as other financial statements.
Note 10 — Restructuring
We recognized $1,765 of restructuring expense during the second and third quarters of fiscal 2008, $1,200 of which related to the estimated cost for the withdrawal from a multiemployer pension plan. We received a final determination from the multiemployer pension plan which reduced our liability to $868, $847 of which is classified as a non-current liability as of March 26, 2009. The $332 difference between our previously estimated liability and the actual amount determined by the multiemployer pension plan was recorded as a reduction in operating expenses during the first quarter of fiscal 2009.
Note 11 — Financing Facilities
On February 7, 2008, we entered into a Credit Agreement with a new bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “Credit Facility”). Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Credit Facility and Mortgage Facility (sometimes collectively referred to as “our new financing arrangements”) replaced our prior revolving credit facility (the “Prior Credit Facility”) and long-term financing facility (the “Prior Note Agreement”). Our new financing arrangements were secured, in part, to generally obtain more flexible covenants than those associated with the Prior Note Agreement and Prior Credit Facility, which we were not in full compliance with during the first three quarters of fiscal 2008. We currently have full access to our new financing; however, it is possible that current economic and credit conditions could adversely impact our Bank Lenders’ ability to honor their commitments to us under the Credit Facility. See Part II, Item 1A — “Risk Factors.”

The Credit Facility is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin, Illinois real property includes almost all of an original site (the “Original Site”) that was purchased prior to our purchase of the land in Elgin, Illinois, on which our Chicago area operations are now consolidated. We had previously entered into a sales contract with a potential buyer of the Original Site. The sales contract was terminated during the second quarter of fiscal 2009 as the potential buyer was unable to secure financing. We therefore reclassified $5,569 from current assets to property, plant and equipment.
The Credit Facility matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either: (i) a rate determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or (ii) a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of March 26, 2009, the weighted average interest rate for the Credit Facility was 2.59%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $15.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Credit Facility does not include, among other things, a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of March 26, 2009, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. See Part II, Item 1A — “Risk Factors.” As of March 26, 2009, we had $46.4 million of available credit under the Credit Facility.
The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. Such interest rate may be reset by the Mortgage Lender on March 1, 2018 (the “Tranche A Reset Date”). Monthly principal payments in the amount of $200 commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest at a floating rate of one month LIBOR plus 5.50% per annum, payable monthly. The margin on such floating rate may be reset by the Mortgage Lender on March 1, 2010 and every two years thereafter (each, a “Tranche B Reset Date”); provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on or after March 1, 2016. Monthly principal payments in the amount of $50 commenced on June 1, 2008.
On the Tranche A Reset Date and each Tranche B Reset Date, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. With respect to Tranche A, if we do not accept the reset rate, Tranche A will become due and payable on the Tranche A Reset Date, without prepayment penalty. With respect to Tranche B, if we do not accept the reset rate, Tranche B will be due and payable on the Tranche B Reset Date, without prepayment penalty. There can be no assurance that the reset interest rates for each of Tranche A and Tranche B will be acceptable to us. If the reset interest rate for either Tranche A or Tranche B is unacceptable to us and we: (i) do not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Date, as applicable or (ii) are unable to refinance amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Date, as applicable, on terms more favorable than the reset interest rates, then such reset interest rates could have a material adverse effect on our financial condition, results of operations and financial results.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Original Site, a portion of which we are currently attempting to sell. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. The Mortgage Facility does not include, among other things, a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 26, 2009, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $31.4 million has been classified as long-term debt as of March 26, 2009. This amount represents scheduled principal payments due under Tranche A beyond twelve months of March 26, 2009.
Note 12 — Commitments and Contingencies
We are party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is our management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition or results of operations.
Note 13 — Product Recall
During the time period of March 31, 2009 through April 8, 2009, we voluntarily recalled roasted inshell pistachios, raw shelled pistachios and mixed nuts containing raw shelled pistachios. The recall was made as a precautionary measure because such products may be contaminated with salmonella. Our recall was a follow-up to the industry-wide voluntary recall of pistachios announced by Setton Pistachio of Terra Bella, Inc. (“Setton”), one of our pistachio suppliers. We do not currently anticipate any further recalls related to purchases of pistachios from Setton.
We anticipate that we will reimburse our customers at their retail price for any recalled products in their possession at the recall date and for any recalled products returned by end consumers. Additionally, we are responsible for any costs associated with the retrieval or destruction of the recalled products and for our customers’ lost profits associated with the affected products. We currently estimate these total costs to be between $3.2 million and $4.4 million. In accordance with generally accepted accounting principles, the minimum amount was recorded because no amount in this range is a better estimate than any other amount in this range. Additionally, our estimated range could change as further information from our customers regarding their claims is determined in the future. This range does not include other aspects and consequences of the recall, including but not limited to (i) any future claims that may arise as a result of consumers ingesting the products that were recalled, or (ii) our disposal costs of inventory not yet shipped to customers. We recorded a recall liability of $3.2 million as of March 26, 2009, $1.9 million of which was recorded as a reduction in net sales and $1.3 million of which was recorded as administrative expenses. We also were required to reduce our inventories and increase cost of sales by $0.3 million for the recalled inventory that was in our possession at the recall date. Therefore, the total amount recorded as a result of the pistachio recall was $3.5 million.
We currently expect to settle the majority of the recall costs with our customers during the fourth quarter of fiscal 2009. We currently intend to aggressively pursue the recovery of our recall costs from Setton, Setton’s insurance and our own insurance; however, we can provide no assurance as to the likelihood, extent or timing of any such recovery.
Note 14 — Recent Accounting Pronouncements
During the first quarter of fiscal 2009, we adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 required us to establish a long-term liability of and an opening retained earnings charge of $594 as of June 27, 2008, relating to the cost of maintaining the life insurance arrangements for two of our former employees who are currently directors. The long-term liability is being amortized over the expected term of the arrangements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition of fair value to be applied to generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3, which is effective immediately, clarifies the application of SFAS 157 in a market that is not active. The implementation of SFAS 157 for financial assets and financial liabilities, effective for our first quarter of fiscal 2009, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2009 are to the fiscal year ending June 25, 2009. References herein to fiscal 2008 are to the fiscal year ended June 26, 2008. References herein to the third quarter of fiscal 2009 are to the quarter ended March 26, 2009. References herein to the first thirty-nine weeks of fiscal 2009 are to the thirty-nine weeks ended March 26, 2009. References herein to the third quarter of fiscal 2008 are to the quarter ended March 27, 2008. References herein to the first thirty-nine weeks of fiscal 2008 are to the thirty-nine weeks ended March 27, 2008. As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our new financing arrangements.”
We are one of the leading processors and marketers of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private labels and under the Fisher, Flavor Tree, Sunshine Country and Texas Pride brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products. We distribute our products in the consumer, industrial, food service, contract packaging and export distribution channels.
We face a number of challenges in the future. In addition to operating in a difficult economic environment, specific challenges, among others, include increasing our profitability, intensified competition, fluctuating commodity costs and our ability to achieve the anticipated benefits of the facility consolidation project. We will focus on seeking additional profitable business to utilize the additional production capacity at the New Site (as defined below). We expect to be able to devote more funds to promote and advertise our Fisher brand in order to attempt to regain market share that has been lost in recent years. However, this effort may be challenging because, among other things, consumer preferences have shifted towards lower-priced private label products from higher-priced branded products as a result of current economic conditions. In addition, private label products generally provide lower margins than branded products. Also, we will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base, and we will face the challenges presented by the current state of the domestic and global economy. See the information reference in Part II, Item 1A—“Risk Factors”.
QUARTERLY HIGHLIGHTS
Our net sales were $113.8 million for the third quarter of fiscal 2009, a $7.1 million, or 6.6%, increase over the third quarter of fiscal 2008. This increase is primarily due to a 9.2% increase in overall pounds shipped, which in turn is primarily due to a 20.6% volume increase in our consumer distribution channel through the addition of a major private label customer and increased business at our existing customer base. The increase in sales volume has allowed us to utilize the extra production capacity generated by our new production facility located in Elgin, Illinois. However, further increases in sales volume will be required in the future for us to realize the full extent of the planned benefits of our new production facility located in Elgin, Illinois.
Our operating results were negatively impacted as a result of a product recall relating to pistachios. During the time period of March 31, 2009 through April 8, 2009, we voluntarily recalled roasted inshell pistachios, raw shelled pistachios and mixed nuts containing raw shelled pistachios. The recall was made as a precautionary measure because the product may be contaminated with salmonella. Our recall was a follow-up to the industry-wide voluntary recall of pistachios announced by Setton Pistachio of Terra Bella, Inc. (“Setton”), one of our pistachio suppliers. We do not anticipate any further recalls related to purchases of pistachios from Setton.
We anticipate that we will reimburse our customers at their retail price for any recalled products in their possession at the recall date and for any recalled products returned by end consumers. Additionally, we are responsible for any costs associated with the retrieval or destruction of the recalled products and for our customers’ lost profits associated with the affected products. We currently estimate these total costs to be between $3.2 million and $4.4 million. In accordance with generally accepted accounting principles, the minimum amount was recorded because no amount in this range is a better estimate than any other amount in this range. Additionally, our estimated range could change as further information from our customers regarding their claims is determined in the future. This range does not include other aspects and consequences of the recall, including but not limited to (i) any future claims that may arise as a result of consumers ingesting the products that were recalled, or (ii) our Company’s disposal costs of inventory not yet shipped to customers. We recorded a recall liability of $3.2 million as of March 26, 2009, $1.9 million of which was recorded as a reduction in net sales and $1.3 million of which was recorded as administrative expenses. We also were required to reduce our inventories and increase cost of sales by $0.3 million for the recalled inventory that was in our possession at the recall date. Therefore, the total amount recorded as a result of the pistachio recall was $3.5 million. Including the effect of the recall on our incentive compensation plan, the recall had a negative $2.4 million effect on our income from operations for the third quarter of fiscal 2009.
We currently expect to settle the majority of the recall costs with our customers during the fourth quarter of fiscal 2009. We currently intend to aggressively pursue the recovery of our recall costs from Setton, Setton’s insurance and our own insurance; however, we can provide no assurance as to the likelihood, extent or timing of any such recovery. We have sufficient funds available under our Credit Facility to absorb expected costs related to the pistachio product recall.
Our loss before income taxes for the third quarter of fiscal 2009 was $2.8 million, which includes $2.4 million of costs related to the pistachio product recall. This result is an improvement over the loss before income taxes for the third quarter of fiscal 2008 of $9.4 million, which included $6.7 million of debt extinguishment costs.

RESULTS OF OPERATIONS
Net Sales
Our net sales increased by 6.6% to $113.8 million for the third quarter of fiscal 2009 from $106.7 million for the third quarter of fiscal 2008. Our net sales increased by 2.4% to $426.4 million for the first thirty-nine weeks of fiscal 2009 from $416.5 million for the first thirty-nine weeks of fiscal 2008. The quarterly increase was achieved primarily through a 9.2% increase in sales volume. The year-to-date increase was achieved primarily through a weighted average increase of 8.3% in the selling price due to higher commodity costs for the first half of fiscal 2009. Total pounds of all products shipped to customers decreased by 5.3% for the first thirty-nine weeks of fiscal 2009 compared to the first thirty-nine weeks of fiscal 2008.
The following table shows a comparison of sales by distribution channel (dollars in thousands):

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 26,	March 27,	March 26,	March 27,
Distribution Channel	2009	2008	2009	2008
Consumer	$65,282	$55,640	$244,417	$228,536
Industrial	17,184	19,096	61,682	73,823
Food Service	12,851	14,928	48,823	49,736
Contract Packaging	12,213	11,367	41,986	33,825
Export	6,259	5,685	29,460	30,594

Total	$113,789	$106,716	$426,368	$416,514

The following table shows a comparison of sales by product type as a percentage of total gross sales. The information is based on gross sales (rather than net sales) because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 26,	March 27,	March 26,	March 27,
Product Type	2009	2008	2009	2008
Peanuts	23.9%	21.8%	21.0%	19.2%
Pecans	15.4	19.9	20.4	24.0
Cashews & Mixed Nuts	23.1	19.1	22.4	20.6
Walnuts	12.8	15.5	13.8	15.2
Almonds	12.2	13.2	10.9	11.4
Other	12.6	10.5	11.5	9.6

Total	100.0%	100.0%	100.0%	100.0%

Net sales in the consumer distribution channel increased by 17.3% in dollars and 21.6% in volume in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Private label consumer sales volume increased by 26.0% in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 primarily due to: (i) a significant new customer; (ii) expansion of business at an existing customer and (iii) a general increase in sales of private label products due to current economic conditions. Fisher brand sales volume increased 7.9% for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 primarily due to an increase in inshell peanut sales to a major customer partially offset by decreased sales to other customers. Net sales in the consumer distribution channel increased by 6.9% in dollars and 3.5% in volume in the first thirty-nine weeks of fiscal 2009 compared to the first thirty-nine weeks of fiscal 2008. Private label consumer sales increased 6.3% in the first thirty-nine weeks of fiscal 2009 compared to the first thirty-nine weeks of fiscal 2008 due to the significant increase in private label sales that occurred during the third quarter of fiscal 2009. Private label sales volume for the first half of fiscal 2009 was virtually unchanged from the sales volume for the first half of fiscal 2008. Fisher brand sales volume was virtually unchanged for the first thirty-nine weeks of fiscal 2009 compared to the first thirty-nine weeks of fiscal 2008 primarily due to an increase in inshell peanut sales at a major customer offset by lower baking nut sales at a separate major customer.
Net sales in the industrial distribution channel decreased by 10.0% in dollars and 12.8% in sales volume in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Net sales in the industrial distribution channel decreased by 16.4% in dollars and 32.7% in sales volume in the first thirty-nine weeks of fiscal 2009 compared to the first thirty-nine weeks of fiscal 2008. The sales volume decrease, for both the quarterly and thirty-nine week periods, is primarily due to: (i) lower raw peanut sales to other peanut processors and oil processors resulting, in part, from a planned reduction in peanuts shelled at our Bainbridge, Georgia facility; (ii) increased price competition from processors who are directly aligned with nut growers; (iii) a decrease in the availability of our supply of tree nuts for the industrial distribution channel and (iv) a decrease in demand in the industrial distribution channel for nuts, as fewer new products with nuts as ingredients are being developed.
Net sales in the food service distribution channel decreased by 13.9% in dollars and 6.9% in volume in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. This decrease is due to the effects of current economic conditions as consumers are spending less money at restaurants. Net sales in the food service distribution channel decreased by 1.8% in dollars and 3.0% in volume in the first thirty-nine weeks of fiscal 2009 compared to the first thirty-nine weeks of fiscal 2008.
Net sales in the contract packaging distribution channel increased by 7.4% in dollars and 5.1% in volume in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Net sales in the contract packaging distribution channel increased by 24.1% in dollars and 9.1% in volume in the first thirty-nine weeks of fiscal 2009 compared to the first thirty-nine weeks of fiscal 2008. The significant sales volume increase, for both the quarterly and thirty-nine week periods, is due to increased business with a contract packaging customer.
Net sales in the export distribution channel increased by 10.1% in dollars and 31.9% in volume in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Net sales in the export distribution channel decreased by 3.7% in dollars and 10.8% in volume in the first thirty-nine weeks of fiscal 2009 compared to the first thirty-nine weeks of fiscal 2008. The quarterly increase in volume is due to higher inshell walnut sales in the third quarter of fiscal 2009; however, the thirty-nine week decrease in volume is due to overall lower inshell walnut sales in the first half of fiscal 2009.
Gross Profit
Gross profit for the third quarter of fiscal 2009 increased 2.9% to $13.2 million from $12.8 million for the third quarter of fiscal 2008. Gross margin decreased to 11.6% of net sales for the third quarter of fiscal 2009 from 12.0% for the third quarter of fiscal 2008. The pistachio recall had a 1.6% basis point effect on gross margin for the third quarter of fiscal 2008. Gross profit for the first thirty-nine weeks of fiscal 2009 increased 8.3% to $51.9 million from $48.0 million for the first thirty-nine weeks of fiscal 2008. Gross margin increased to 12.2% of net sales for the first thirty-nine weeks of fiscal 2009 from 11.5% for the first thirty-nine weeks of fiscal 2008. The pistachio recall had a 0.4% basis point effect on gross margin for the first thirty-nine weeks of fiscal 2008. The quarterly improvement in gross margin, excluding the pistachio recall effect, is primarily due to the increased absorption of fixed costs due to an increase in production volume. The improvement for the thirty-nine week period was achieved largely due to: (i) a decrease in redundant costs, as all Chicago area operations are now consolidated at the New Site (as defined below); (ii) a decrease in external contractor charges related to moving equipment from the previous Chicago area facilities to the New Site and (iii) improved efficiency variances. Gross profit margins, for both the quarterly and thirty-nine week periods, improved on sales of almonds and walnuts and declined on sales of cashew, peanut and mixed nut products as a result of significantly higher cashew and peanut costs. Temporary delays in supplier shipments of cashews and peanuts along with lower-priced purchase contracts resulted in limited opportunities for purchasing these commodities at low costs. In order to fulfill our obligations to our customers, we purchased these commodities in the high-priced spot market during the first half of fiscal 2009.
Operating Expenses
Selling and administrative expenses for the third quarter of fiscal 2009 increased to 12.2% of net sales from 11.6% of net sales for the third quarter of fiscal 2008. Selling expenses for the third quarter of fiscal 2009 were $7.7 million, a decrease of $0.1 million, or 1.8%, from the third quarter of fiscal 2008. The slight decrease is primarily due to a $0.6 million increase in advertising expenses offset by a $0.6 million decrease in freight expense. Administrative expenses for the third quarter of fiscal 2009 were $6.2 million, an increase of $1.7 million, or 36.9%, from the third quarter of fiscal 2008. The increase is primarily due to $1.3 million of expenses related to the pistachio product recall. Selling and administrative expenses for the first thirty-nine weeks of fiscal 2009 increased to 9.8% of net sales from 9.7% of net sales for the first thirty-nine weeks of fiscal 2008. Selling expenses for the first thirty-nine weeks of fiscal 2009 were $26.1 million, a decrease of $0.3 million, or 1.0%, from the first thirty-nine weeks of fiscal 2008. The decrease is primarily due to cost savings from the restructuring initiatives implemented at the end of the second quarter of fiscal 2008 and a $0.7 million decrease in freight expense partially offset by a $1.4 million increase in advertising expenses during the first thirty-nine weeks of fiscal 2008. Administrative expenses for the first thirty-nine weeks of fiscal 2009 were $15.9 million, an increase of $1.7 million, or 12.1%, from the first thirty-nine weeks of fiscal 2008. The increase is primarily due to $1.3 million of expenses related to the pistachio product recall. Operating expenses for the third quarter of fiscal 2008 included $0.4 million of restructuring expenses primarily related to severance expenses. Operating expenses for the first thirty-nine weeks of fiscal 2008 included $1.8 million of restructuring expenses, primarily related to the estimated cost of withdrawal from a multiemployer pension plan. Operating expenses were reduced by $0.3 million during the first quarter of fiscal 2009 for the difference between our previously estimated cost of withdrawal from the multiemployer pension plan and the actual cost determined by the multiemployer pension plan.

(Loss) Income from Operations
Due to the factors discussed above, income from operations decreased to a loss of $0.7 million, or (0.6)% of net sales, for the third quarter of fiscal 2009 from income of $0.1 million, or 0.1% of net sales, for the third quarter of fiscal 2008. Also due to the factors discussed above, income from operations increased to $10.3 million, or 2.4% of net sales, for the first thirty-nine weeks of fiscal 2009 from $5.7 million, or 1.4% of net sales, for the first thirty-nine weeks of fiscal 2008.
Interest Expense
Interest expense for the third quarter of fiscal 2009 decreased to $1.8 million from $2.7 million for the third quarter of fiscal 2008. Interest expense for the first thirty-nine weeks of fiscal 2009 decreased to $6.0 million from $8.0 million for the first thirty-nine weeks of fiscal 2008. The decrease, for both the quarterly and thirty-nine week periods, is primarily due to lower short-term interest rates on our Credit Facility compared to rates on our Prior Credit Facility (as defined below) which was in place during the first thirty-nine weeks of fiscal 2008 and also lower average debt levels.
Debt Extinguishment Costs
As a result of our refinancing completed during the third quarter of fiscal 2008, we were required to pay debt extinguishment costs of $6.7 million during the third quarter of fiscal 2008.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.3 million for the third quarter of fiscal 2009 compared to $0.1 million for the third quarter of fiscal 2008. Net rental and miscellaneous expense was $0.9 million for the first thirty-nine weeks of fiscal 2009 compared to $0.0 million for the first thirty-nine weeks of fiscal 2008. The increase in net expense, for both the quarterly and thirty-nine week periods, is due to lower rental income as a result of a higher vacancy rate at the office building located at the New Site.
Income Tax (Benefit) Expense
Income tax benefit was $0.3 million, or 10.3% of loss before income taxes, for the third quarter of fiscal 2009 compared to $0.6 million, or 6.5% of loss before income taxes, for the third quarter of fiscal 2008. Income tax expense was $0.4 million, or 11.7% of income before income taxes, for the first thirty-nine weeks of fiscal 2009 compared to income tax benefit of $0.5 million, or 5.4% of the loss before income taxes, for the first thirty-nine weeks of fiscal 2008. At the beginning of fiscal year 2009, we had $2.4 million of state and $3.3 million of federal net operating loss (“NOL”) carryforwards for income tax purposes. The state NOL carryforward relates to losses generated during the years ended June 26, 2008, June 28, 2007 and June 29, 2006, which generally have a carryforward period of approximately 12 years before expiration. The federal NOL carryforward relates to losses generated during the year ended June 26, 2008, which generally have a carryforward period of 20 years before expiration. In our effective rate for the quarter and year-to-date period, based on our currently anticipated annual operating results we have estimated utilizing a portion of the NOL and the respective valuation allowanceduring fiscal 2009, which was the primary factor in our effective tax rate varying from the federal statutory rate. Due to our cumulative losses for the last three fiscal years, we believe it is currently more likely than not that we will be unable to utilize primarily state NOL carryforwards in periods subsequent to fiscal year 2009. Consequently, we have continued to provide a valuation allowance of $2.6 million primarily related to state jurisdiction NOL carryforwards as of March 26, 2009. We will consider the need for, and the amount of the valuation allowance in the future as actual operating results are achieved.
Net (Loss) Income
Net loss was $2.5 million, or $0.23 per common share (basic and diluted), for the third quarter of fiscal 2009, compared to $8.8 million, or $0.82 per common share (basic and diluted), for the third quarter of fiscal 2008. Net income was $3.0 million, or $0.28 per common share (basic and diluted), for the first thirty-nine weeks of fiscal 2009, compared to a net loss of $8.6 million, or $0.81 per common share (basic and diluted), for the first thirty-nine weeks of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We have intensified our management of working capital as a result of the current economic situation. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. However, in the current economic environment no assurance can be given. See Part II, Item 1A — “Risk Factors.”
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $18.0 million for the first thirty-nine weeks of fiscal 2009 compared to $11.6 million for the first thirty-nine weeks of fiscal 2008. The increase is primarily due to an $11.6 million increase in net income partially offset by a $6.6 million federal tax refund received during the first thirty-nine weeks of fiscal 2008.
We repaid $2.6 million of long-term debt during the first thirty-nine weeks of fiscal 2009, $2.2 million of which related to the Mortgage Facility.
Total inventories were $125.7 million at March 26, 2009, a decrease of $1.3 million, or 1.0%, from the balance at June 26, 2008, and a decrease of $16.0 million, or 11.3%, from the balance at March 27, 2008. The decrease from June 26, 2008 to March 26, 2009 is primarily due to decreases in finished goods and work-in-process due to more effective inventory management partially offset by the increases in inventory that are a result of the seasonality of purchasing nuts at harvest time. The decrease from March 27, 2008 to March 26, 2009 is primarily due to improved inventory management practices, which enabled the value of finished goods inventory on hand to decline by 19.5% and the pounds of finished goods on hand to decline by 20.2%.
Net accounts receivable were $36.6 million at March 26, 2009, an increase of $2.1 million, or 6.2%, from the balance at June 26, 2008, and an increase of $1.9 million, or 5.4%, from the balance at March 27, 2008. The increase from June 26, 2008 to March 26, 2009 is due to higher monthly sales in March 2009 than in June 2008. The increase from March 27, 2008 to March 26, 2009 is primarily due to higher sales in March 2009 than March 2008. Accounts receivable allowances were $2.5 million at March 26, 2009, an increase of $0.3 million from the amount at June 26, 2008 and a decrease of $0.6 million from the amount at March 27, 2008. The primary reason for the increase in accounts receivable allowances from June 26, 2008 to March 26, 2009 is due to the seasonality of the business. The primary reason for the decrease from March 27, 2008 to March 26, 2009 is due to our efforts to accelerate our process to resolve customer deductions.
Current economic and credit conditions have adversely impacted demand for consumer products and the credit markets. These conditions could, among other things, have a material adverse effect on the cash received from our operations and the availability and cost of capital. See Part II, Item 1A — “Risk Factors.”
Real Estate Matters
In August 2008, we completed the consolidation of our Chicago-based facilities into a single facility in Elgin, Illinois (the “New Site”). As part of the facility consolidation project, on April 15, 2005, we closed on the $48.0 million purchase of the New Site. The New Site includes both an office building and a warehouse. We leased 41.5% of the office building back to the seller for a three year period ending April 2008. The seller did not exercise its option to renew its lease and vacated the office building. Accordingly, we are currently attempting to find replacement tenant(s) for the space that was rented by the seller of the New Site. Until replacement tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 80% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the New Site.
On March 28, 2006, JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Original Site”) for our facility consolidation project and JBSS Properties LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). We subsequently entered into a sales contract with a potential buyer of the Original Site. The sales contract was recently terminated as the potential buyer was unable to secure financing. While we are currently actively searching for new potential buyers of the Original Site, we cannot ensure that a sale will occur in the next twelve months. We therefore reclassified $5.6 million from current assets to property, plant and equipment. The Mortgage Facility is secured, in part, by the Original Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. Our total costs under the Development Agreement were $6.8 million as of March 26, 2009, June 26, 2008 and March 27, 2008, (i) $5.6 million of which is currently recorded as a component of “Property, Plant and Equipment” as of March 26, 2009 and was previously recorded as an “Asset Held for Sale” as of June 26, 2008 and March 27, 2008 and (ii) $1.2 million of which is recorded as “Rental Investment Property.” We have reviewed the asset under the Development Agreement and concluded that no adjustment of the carrying value is required.
Financing Arrangements
On February 7, 2008, we entered into a Credit Agreement with a new bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “Credit Facility”). Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Credit Facility and Mortgage Facility replaced our prior revolving credit facility (the “Prior Credit Facility”) and long-term financing facility (the “Prior Note Agreement”). Our new financing arrangements were secured, in part, to generally obtain more flexible covenants than those associated with the Prior Note Agreement and Prior Credit Facility, which we were not in full compliance with during the first three quarters of fiscal 2008. We currently expect to be in compliance with all financial covenants under the Credit Facility and Mortgage Facility for the foreseeable future and we currently have full access to our new financing; however, it is possible that current economic and credit conditions could adversely impact our Bank Lenders’ ability to honor their commitments to us under the Credit Facility. See Part II, Item 1A — “Risk Factors.”
The Credit Facility is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin, Illinois real property includes almost all of the Original Site that was purchased prior to the New Site purchase.
The Credit Facility matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either: (i) a rate determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or (ii) a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of March 26, 2009, the weighted average interest rate for the Credit Facility was 2.59%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $15.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Credit Facility does not include, among other things, a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of March 26, 2009, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. See Part II, Item 1A — “Risk Factors.” As of March 26, 2009, we had $46.4 million of available credit under the Credit Facility.
The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. Such interest rate may be reset by the Mortgage Lender on March 1, 2018 (the “Tranche A Reset Date”). Monthly principal payments in the amount of $0.2 million commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest at a floating rate of one month LIBOR plus 5.50% per annum, payable monthly. The margin on such floating rate may be reset by the Mortgage Lender on March 1, 2010 and every two years thereafter (each, a “Tranche B Reset Date”); provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on or after March 1, 2016. Monthly principal payments in the amount of $0.1 million commenced on June 1, 2008.
On the Tranche A Reset Date and each Tranche B Reset Date, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. With respect to Tranche A, if we do not accept the reset rate, Tranche A will become due and payable on the Tranche A Reset Date, without prepayment penalty. With respect to Tranche B, if we do not accept the reset rate, Tranche B will be due and payable on the Tranche B Reset Date, without prepayment penalty. There can be no assurance that the reset interest rates for each of Tranche A and Tranche B will be acceptable to us. If the reset interest rate for either Tranche A or Tranche B is unacceptable to us and we: (i) do not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Date, as applicable or (ii)

are unable to refinance amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Date, as applicable, on terms more favorable than the reset interest rates, then such reset interest rates could have a material adverse effect on our financial condition, results of operations and financial results.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Original Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. The Mortgage Facility does not include, among other things, a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 26, 2009, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $31.4 million has been classified as long-term debt as of March 26, 2009. See Part II, Item 1A — “Risk Factors.” This amount represents scheduled principal payments due under Tranche A beyond twelve months of March 26, 2009.
As of March 26, 2009, we had $5.1 million in aggregate principal amount of industrial development bonds (the “bonds”) outstanding, which was originally used to finance the acquisition, construction and equipping of our Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”) or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.4 million in fiscal 2009 to $0.8 million in fiscal 2017. We are also required to redeem the bonds in certain other circumstances; for example, within 180 days after any determination that interest on the bonds is taxable. We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and therefore the financing obligation is being accounted for similarly to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. However, based on reconsideration events in the third quarter of fiscal 2006 and in the first quarter of fiscal 2007, we determined that the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation because the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. As of March 26, 2009, $13.7 million of the debt obligation was outstanding.
Capital Expenditures
We spent $3.8 million on capital expenditures during the first thirty-nine weeks of fiscal 2009 compared to $10.9 million during the first thirty-nine weeks of fiscal 2008. The decrease in capital expenditures is due to the completion of the facility consolidation project. Total capital expenditures for fiscal 2009 are estimated to be approximately $7.0 million.
Recent Accounting Pronouncements
During the first quarter of fiscal 2009, we adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 required us to establish a long-term liability of and an opening retained earnings charge of $0.59 million as of June 27, 2008, relating to the cost of maintaining the life insurance arrangements for two of our former employees who are currently directors. The long-term liability is being amortized over the expected term of the arrangements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition of fair value to be applied to generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3, which is effective immediately, clarifies the application of SFAS 157 in a market that is not active. The implementation of SFAS 157 for financial assets and financial liabilities, effective for our first quarter of fiscal 2009, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
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
FORWARD LOOKING STATEMENTS
The statements contained in this filing that are not historical (including statements concerning our Company’s expectations regarding market risk) are “forward looking statements.” These forward looking statements, which can be identified by the use of forward looking words and phrases such as “intends”, “may”, “could”, “believes” or “expects”, represent our Company’s present expectations or beliefs concerning future events. Our Company cautions that such statements are qualified by important factors (including the factors referred to in Part II, Item 1A — “Risk Factors” and other factors such as the timing and occurrence (or nonoccurrence) of other transactions and events) that are beyond our Company’s control but that could cause the actual results to materially differ from those in the forward looking statements. Consequently, results actually achieved may materially differ from the expected results included in these statements. Among the factors that could cause the results to materially differ from the current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, including a decline in sales to one or more key customers; (iii) changes in the availability and cost of raw materials and the impact of fixed price commitments with customers; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where we are financially responsible for such losses; (v) our ability to lessen the negative impact of competitive and pricing pressures; (vi) losses associated with product recalls or the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (vii) risks and uncertainties regarding our Elgin, Illinois facility, including the underutilization thereof; (viii) our ability to retain key personnel; (ix) our largest shareholder possessing a majority of the aggregate voting power of our Company, which may make a takeover or change in control more difficult; (x) the potential negative impact of government regulations, including the Public Health Security and Bioterrorism Preparedness and Response Act; (xi) our ability to do business in emerging markets; (xii) deterioration in economic conditions, including restricted liquidity in financial markets, and the impact of these conditions on our lenders, customers and suppliers; (xiii) our ability to obtain additional capital, if needed and (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2008.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 26, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 26, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 26, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is our management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors which could materially affect our Company’s business, financial condition or future results as discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2008. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 26, 2008 during the first thirty-nine weeks of fiscal 2009, with the exception that we have amended and restated the following risk factors entitled “General Economic Conditions Could Significantly Affect Our Financial Results”, “We are Subject to Risks and Uncertainties Regarding Our Facility Consolidation Project”, “Food Safety and Product Contamination Concerns Could Have a Material Adverse Effect on Us”, and “Product Liability and Product Recalls May Have a Material Adverse Effect on Us” as follows:
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
Additionally, current economic credit conditions have adversely impacted global credit markets and have restricted liquidity in financial markets. These conditions could adversely affect the availability and cost of capital. It is possible that economic conditions, including restricted liquidity in financial markets, could adversely impact our Bank Lenders’ ability to honor their commitments to us pursuant to the Credit Facility. Recent market developments impacting liquidity in the capital markets may also affect our customers and suppliers, which may impact their ability to continue to do business with us in the same manner they have in the past. For example, if nut growers are not able to access the credit markets in order to finance their input costs for the 2009 crop year, then the availability and price of nuts (our principal raw product) may be adversely impacted. In addition, our customers may default in the timely payment for our products. Any of the foregoing could have a material adverse effect on us and our financial condition and results of operations.
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

If, for any reason, we were to realize less than the expected benefits from the New Site, our future income stream, cash flows and debt levels could be materially adversely affected. In addition, the New Site does not have a long history and therefore unanticipated risks and problems may develop in the future.
Food Safety and Product Contamination Concerns Could Have a Material Adverse Effect on Us
We could be adversely affected if consumers in our principal markets lose confidence in the safety of nut products, particularly with respect to peanut and tree nut allergies, food borne illnesses or other food safety matters. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of our nut products, including consumption of other companies’ products containing our products as an ingredient. Notwithstanding existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters, including food borne illnesses, may discourage consumers from buying our products, cause production and delivery disruptions, or result in product recalls. Product safety issues (i) concerning products not manufactured, distributed or sold by our Company, such as recent safety issues concerning salmonella found in peanut butter and (ii) concerning products we manufacture, distribute and sell, such as recent safety issues at our supplier concerning salmonella found in pistachios, may adversely affect demand for products in the nut industry as a whole, including products without actual safety problems. Decreases in demand for products in the industry generally could have a material adverse affect on our Company’s financial condition and results of operations. In addition, the cooling system at the Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at the Elgin, Illinois facility could be destroyed.
Product Liability and Product Recalls May Have a Material Adverse Effect on Us
We face risks associated with product liability claims and product recalls in the event our food safety and quality control procedures are ineffective or fail, we procure products from third parties that are or become subject to a recall, regardless of whether or not our food safety and quality control procedures are ineffective or fail, or our products cause injury or become adulterated or misbranded. In addition, we do not control the labeling of other companies’ products containing our products as an ingredient. A product recall of a sufficient quantity, a significant product liability judgment against us, or other safety concerns could cause our products to be unavailable for a period of time and could result in a loss of consumer confidence in our products. These kinds of events, were they to occur, would have a material adverse effect on the demand for our products and, consequently, our results of operations and cash flows.
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2009.

JOHN B. SANFILIPPO & SON, INC.
By:	/s/ Michael J. Valentine
Michael J. Valentine
Chief Financial Officer and Group President

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of Registrant(22)

3.2	Amended and Restated Bylaws of Registrant(21)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987, dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.4	The Registrant’s 1998 Equity Incentive Plan(4)

10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

10.12	Agreement for Purchase and Sale between Matsushita Electric Corporation of America and the Company, dated December 2, 2004(9)

10.13	First Amendment to Purchase and Sale Agreement, dated March 2, 2005, by and between Panasonic Corporation of North America (“Panasonic”), f/k/a Matsushita Electric Corporation, and the Company(10)

10.14	Office Lease, dated April 15, 2005, between the Company, as landlord, and Panasonic, as tenant(11)

10.15	Warehouse Lease, dated April 15, 2005, between the Company, as landlord, and Panasonic, as tenant(11)

10.16	The Registrant’s Restated Supplemental Retirement Plan (18)

10.17	Form of Option Grant Agreement under 1998 Equity Incentive Plan(12)

Exhibit
Number	Description

10.18	Termination Agreement, dated as of January 11, 2006, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(13)

10.19	Assignment and Assumption Agreement, dated March 28, 2006, by and between JBSS Properties LLC and the City of Elgin, Illinois(14)

10.20	Agreement of Purchase and Sale between the Company and Prologis(15)

10.21	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 3001 Malmo Drive, Arlington Heights, Illinois(16)

10.22	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 1851 Arthur Avenue, Elk Grove Village, Illinois(16)

10.23	Agreement for Purchase of Real Estate and Related Property by and among the Company, as Seller, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Purchasers(17)

10.24	Industrial Building Lease by and between the Company, as Tenant, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Landlord, dated September 20, 2006(17)

10.25	Sanfilippo Value Added Plan, dated October 24, 2007(19)

10.26	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(20)

10.27	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(20)

10.28	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(20)

10.29	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(20)

10.30	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties LLC related to its Elgin, Illinois property for the benefit of TFLIC(20)

10.31	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(20)

10.32	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(20)

10.33	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(20)

10.34	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(20)

10.35	First Amendment to the Registrant’s 2008 Equity Incentive Plan(23)

10.36	The Registrant’s 2008 Equity Incentive Plan, as amended(23)

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit
Number	Description

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-100	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 2, 2004 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2005 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2005 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 29, 2005 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2006 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2006 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 24, 2007 (Commission File No. 0-19681).

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).

(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).