Form 10-K
period 2009-06-25
SANFILIPPO JOHN B & SON INC
filed 2009-08-27
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 25, 2009

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The aggregate market value of the voting Common Stock held by non-affiliates was $36,386,517 as of December 25, 2008 (7,858,859 shares at $4.63 per share).
As of August 27, 2009, 8,022,699 shares of the Company’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the Company’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.
Documents Incorporated by Reference:
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 28, 2009 are incorporated by reference into Part III of this Report.

PART I
Item 1 — Business
a. General Development of Business
     (i) Background
John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “our Company” refer collectively to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBSS Properties, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2010, 2009, 2008 and 2007 are to the fiscal years that will end, or ended, June 24, 2010, June 25, 2009, June 26, 2008 and June 28, 2007, respectively.
We are one of the leading processors and marketers of tree nuts and peanuts in the United States. These nuts are sold under a variety of private labels and under the Fisher, Flavor Tree, Sunshine Country and Texas Pride brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, natural snacks and trail mixes, sunflower seeds, sesame sticks and other sesame snack products.
Our Internet website is accessible to the public at http://www.jbssinc.com. Information about us, including our code of ethics, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge through our Internet website as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission (the “SEC”). Our materials filed with the SEC are also available on the SEC’s website at http://www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s public reference room at 450 Fifth St., NW, Washington, DC 20549. The public may obtain information about the reference room by calling the SEC at 1-800-SEC-0330.
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
The facility consolidation project has generated cost savings through the elimination of redundant costs, such as interplant freight. However, we have not yet realized the expected improvements in manufacturing efficiencies. Also, the New Site is designed to accommodate an increase in production capacity of 25% to 40% in part because the New Site provides substantially more square footage than the aggregate space previously available in our Chicago area facilities. The facility consolidation project will allow us to pursue certain new business opportunities that were not previously available to us due to lack of production capacity. However, the benefits of the facility consolidation project will not be realized as expected unless our sales volume improves in the future. Some of the initiatives that we implemented in fiscal 2008 and fiscal 2009 to improve our operating performance, such as eliminating production of unprofitable products, have decreased our sales volume. The decrease in sales volume has in the past and may in the future negatively impact our ability to benefit from the facility consolidation project. If we are unable to obtain a sufficient level of new profitable sales, our ability to benefit from the facility consolidation project and our financial performance will be negatively impacted. See Part I, Item 1A — “Risk Factors”.

b. Segment Reporting
We operate in a single reportable operating segment that consists of selling various nut products through multiple distribution channels.
c. Narrative Description of Business
     (i) General
As stated above, we are one of the leading processors and marketers of tree nuts and peanuts in the United States. Through a deliberate strategy of capital expenditures and complementary acquisitions, we have built a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers, shelling, processing, packing and marketing. Vertical integration allows us to enhance product quality and, in most crop years, to capture additional processing margins with respect to pecans, peanuts and walnuts. Our vertically integrated business model typically has worked to our advantage. Our generally vertically integrated model, however, can under certain circumstances result in poor earnings or losses. See Item 1A — “Risk Factors”.
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
     (ii) Principal Products
Our principal products are raw and processed nuts. These products accounted for approximately 89.2%, 91.8% and 92.2% of our gross sales for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The nut product line includes peanuts, almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. Our nut products are sold in numerous package styles and sizes, from poly-cellophane packages, environmentally friendly packages, composite cans, vacuum packed tins and plastic jars for retail sales, to large cases and sacks for bulk sales to industrial and food service customers. In addition, we offer our nut products in a variety of different styles and seasonings, including natural, blanched, oil roasted, dry roasted, unsalted, honey roasted, flavored, spicy, butter toffee, praline and cinnamon toasted. We sell our products domestically to retailers and wholesalers as well as to industrial, food service and contract packaging customers. We also sell certain of our products to foreign customers in the retail, food service and industrial markets.
We acquire a substantial portion of our peanut, pecan and walnut requirements directly from domestic growers. The balance of our raw nut supply is purchased from importers, traders and domestic processors. In fiscal 2009, the majority of our peanuts, pecans and walnuts were shelled at one of our four shelling facilities, and the remaining portion were purchased shelled from processors. See “Raw Materials and Supplies” and Item 2(b) — “Properties — Manufacturing Capability, Utilization, Technology and Engineering” below.
We manufacture and market peanut butter in several sizes and varieties, including creamy, crunchy and natural. We also market and distribute, and in many cases process and manufacture, a wide assortment of other food and snack products. These other products include: snack mixes, salad toppings, natural snacks, trail mixes, dried fruit and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients sold to retailers, wholesalers, industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of sunflower seeds, snack mixes, sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.

     (iii) Customers
We sell products to approximately 1,150 customers, including approximately 100 international accounts. Retailers of our products include grocery chains, mass merchandisers, drug store chains, convenience stores and membership clubs. Sales to Wal-Mart Stores, Inc. accounted for approximately 19%, 19% and 20% of our net sales for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Wholesale distributors purchase products from us for resale to regional retail grocery chains and convenience stores. Our industrial customers include bakeries, ice cream and candy manufacturers and other food and snack processors. Food service customers include hospitals, schools, universities, airlines, retail and wholesale restaurant businesses and national food service franchises. In addition, we package and distribute products manufactured or processed by others.
     (iv) Sales and Distribution
We market our products through our own sales department and through a network of approximately 90 independent brokers and various independent distributors and suppliers.
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
Industrial and food service trade promotion includes attending regional and national trade shows, trade publication advertising and one-on-one marketing. These promotional efforts highlight our processing capabilities, broad product portfolio, product customization and packaging innovation. Additionally, we have established a number of co-branding relationships with industrial and food service customers.
Through participation in several trade associations, funding of industry research and sponsorship of educational programs, we support efforts to increase awareness of the health benefits, convenience and versatility of nuts as both a snack and a recipe ingredient among existing and future consumers of nuts.
     (vi) Competition
Our nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, Planters, Ralcorp Holdings, Inc., Diamond Foods, Inc. and numerous regional snack food processors. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength and distribution model generally enable us to compete effectively in each of these categories, but see Item 1A — “Risk Factors” below.

     (vii) Raw Materials and Supplies
We purchase nuts from domestic and foreign sources. In fiscal 2009, all of our walnuts and almonds were purchased from domestic sources. The great majority of peanuts were also purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. For fiscal 2009, approximately 31% of our nut purchases were from foreign sources.
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
We are generally vertically integrated with respect to pecans, peanuts and walnuts and, unlike our major retail competitors who purchase nuts on the open market, we purchase a majority of our pecans, peanuts and walnuts directly from growers. There are risks associated with vertical integration such as susceptibility to market declines for pecans, peanuts and walnuts. See Item 1A — “Risk Factors” below.
We sponsor a seed exchange program under which we provide peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock inshell peanuts at harvest. Approximately 73% of the farmer stock peanuts we purchased in fiscal 2009 were grown from seed provided by us. We also contract for the growing of a limited number of generations of peanut seeds to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing. Our peanut seed is not genetically modified.
The availability and cost of raw materials for the production of our products, including pecans, peanuts, walnuts, almonds, other nuts, roasting oil, sugar, dried fruit, seeds and chocolate, are subject to crop size and yield fluctuations caused by factors beyond our control, such as weather conditions, plant diseases and changes in customer demand. These fluctuations can adversely impact our profitability. For example, our costs to acquire raw peanuts and cashews in fiscal 2008 increased, in part, due to adverse weather conditions. Additionally, the supply of edible nuts and other raw materials used in our products could be reduced by any future product recalls or upon a determination by the USDA or any other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.
Due, in part, to the seasonal nature of the industry, we maintain significant inventories of peanuts, pecans and walnuts at certain times of the year, especially in the second and third quarters of our fiscal year. Fluctuations in the market price of pecans, peanuts and walnuts and other nuts may affect the value of our inventory and thus may also affect our gross profit and gross profit margin. See Part I, Item 1A — “Risk Factors”.
We purchase other inventory items such as roasting oils, seasonings, plastic jars, labels, composite cans and other packaging materials from related parties and third parties.
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
     (ix) Employees
As of June 25, 2009, we had approximately 1,350 full-time employees, including approximately 160 corporate staff employees. Our labor requirements typically peak during the last quarter of the calendar year, at which time additional contract labor is generally used to supplement the full-time work force.

     (x) Seasonality
Our business is seasonal. Demand for peanut and tree nut products is highest during the last four months of the calendar year. Pecans and walnuts, two of our principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, our personnel requirements rise during the last four months of the calendar year. Our working capital requirements generally peak during the third quarter of our fiscal year. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction” and Part II, Item 8 — “Financial Statements and Supplementary Data”.
     (xi) Backlog
Because the time between order and shipment is usually less than three weeks, we believe that any backlog as of a particular date is not material to an understanding of our business as a whole.
     (xii) Operating Hazards and Uninsured Risks
The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, insects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. Although we (i) maintain what we believe to be rigid quality control standards and food safety systems, (ii) generally inspect our products by visual examination, metal detectors or electronic monitors at various stages of our shelling and processing operations for all of our nut and other food products, (iii) permit the USDA to inspect all lots of peanuts shipped to and from our peanut shelling facilities, (iv) maintain environmental pathogen programs, and (v) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we currently maintain product liability insurance of $1 million per occurrence, $2 million aggregate and umbrella coverage of up to $50 million. In an effort to mitigate some of the risks of product recalls, we obtained $5 million coverage for contaminated product insurance during fiscal 2009.
Item 1A — Risk Factors
We face a number of significant risks and uncertainties, and therefore, an investment in our common stock is subject to risks and uncertainties. The factors described below could materially adversely affect our business, results of operations and financial condition. While each risk is described separately, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our business, results of operations and financial condition. Investors should consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to purchase our common stock.
We Cannot Control the Availability of Raw Materials and Market Price Fluctuations
The availability and cost of raw materials for the production of our products, including peanuts, pecans, almonds, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond our control, such as weather conditions, plant diseases, changes in customer demand and changes in government programs. Additionally, any determination by the United States Department of Agriculture (“USDA”) or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents or any future product recalls could reduce the supply of edible nuts and other raw materials used in our products. Furthermore, we are not able to hedge against changes in commodity prices because no appropriate futures or other market exists, and thus, shortages in the supply of and increases in the prices of nuts and other raw materials we use in our products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on our profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of our inventories and profitability. We have significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See Part II, Item 7 — “Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Introduction”.
Significant Private Label Competitive Activity Can Lead to Price Declines
Some customer buying decisions are based upon a periodic bidding process in which the successful bidder is assured the selling of its selected product to the food retailer, super center or mass merchandiser until the next bidding process. Our sales volume may decrease significantly if our offer is too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our offer is successful but below our desired price points. Either of these outcomes may adversely affect our results of operations.
Our Inability to Successfully Manage the Price Gap Between our Private Label Products and Those of our Branded Competitors May Adversely Affect our Results of Operations
Although demand for private label products has increased under current economic conditions, competitors’ branded products have certain advantages over our private label products primarily due to advertising and name recognition. When branded competitors focus on price and promotion, the environment for private label products becomes more challenging because the price gaps between private label and branded products can become less meaningful.
At the retail level, private label products sell at a discount to those of branded competitors. If branded competitors continue to reduce the price of their products, the price of branded products offered to consumers may approximate the prices of our private label products. Further, promotional activities by branded competitors such as temporary price rollbacks, buy-one-get-one-free offerings and coupons have the effect of price decreases. Price decreases taken by competitors could result in a decline in our sales volumes.
A Shift to Branded Products Could Adversely Impact our Results of Operations
We have benefited from the increased demand for private label products under current economic conditions. Improved economic conditions in the future could cause a shift back towards branded products. While we have made investments in developing our Fisher and other brands, there can be no assurance as to the impact on us of a change in consumer preference.
We Enter Into Fixed Price Commitments
The great majority of our industrial sales customers, and certain other customers, require us to enter into fixed price commitments with them. Such commitments represented approximately 15% of our annual net sales in fiscal 2009. In most cases, the fixed price commitments are entered into after our cost to acquire the nut products necessary to satisfy the fixed price commitments are substantially fixed. The commitments are for a fixed period of time, typically one year, but may be extended if remaining balances exist. However, sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition cost in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so, however, these fixed price commitments may result in reduced or negative gross profit margins that have a material adverse effect on our results of operations.
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

We Operate in a Competitive Environment
We operate in a highly competitive environment. Our principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than us, such as Planters, Ralcorp Holdings, Inc. and Diamond Foods, Inc. For example, our Fisher brand has declined in market share in recent years in part because the companies who sell and market the other top branded nut products have committed significantly more resources to such brands when compared to the resources spent by us on our Fisher brand. Our retail competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing raw pecans, peanuts and walnuts directly from growers at fixed prices that later, due to altered market conditions, prove to be above market prices. We also compete with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively, which may lower revenue per unit and cause declines in gross margin, if we are unable to increase unit volumes as well as reduce our costs.
We are Dependent Upon Certain Significant Customers
We are dependent on a few significant customers for a large portion of our total sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 43%, 40% and 40% of gross sales in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Wal-Mart alone accounted for approximately 19%, 19% and 20% of our net sales for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. We recently lost our business with one of our five largest customers, representing 4% of our total sales. With this lost business, a loss of one of our other largest customers or a material decrease in purchases by one of our other largest customers would result in decreased sales and adversely impact our results of operations and cash flow.
We are Subject to Pricing Pressures
As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers are demanding lower pricing and increased promotional programs. Further, these customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages. Our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products, any of which would adversely affect our gross profit and gross profit margin.
Food Safety and Product Contamination Concerns Could Have a Material Adverse Effect on Us
If consumers in our principal markets lost confidence in the safety of nut products, particularly with respect to peanut and tree nut allergies, food borne illnesses or other food safety matters, this could adversely affect us. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of our nut products, including consumption of other companies’ products containing our products as an ingredient. Notwithstanding existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters, including food borne illnesses, may discourage consumers from buying our products, cause production and delivery disruptions, or result in product recalls. Product safety issues (i) concerning products not manufactured, distributed or sold by our Company, such as recent safety issues concerning salmonella found in peanut butter and (ii) concerning products we manufacture, distribute and sell, such as recent safety issues at our supplier concerning salmonella found in pistachios, may adversely affect demand for products in the nut industry as a whole, including products without actual safety problems. Decreases in demand for products in the industry generally could have a material adverse affect on our Company’s financial condition and results of operations. In addition, the cooling system at the Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at the Elgin, Illinois facility could be destroyed.

Product Liability and Product Recalls May Have a Material Adverse Effect on Us
We face risks associated with product liability claims and product recalls in the event our food safety and quality control procedures are ineffective or fail, we procure products from third parties that are or become subject to a recall, regardless of whether or not our food safety and quality control procedures are ineffective or fail, or our products cause injury or become adulterated or misbranded. In addition, we do not control the labeling of other companies’ products containing our products as an ingredient. A product recall of a sufficient quantity, a significant product liability judgment against us, or other safety concerns could cause our products to be unavailable for a period of time and could result in a loss of consumer confidence in our products. If these kinds of events were to occur, they would have a material adverse effect on the demand for our products and, consequently, our results of operations and cash flows.
We are Dependent on Certain Key Personnel
Our future success will be largely dependent on the personal efforts of our senior operating management team, including Jeffrey T. Sanfilippo, Chief Executive Officer, Michael J. Valentine, Chief Financial Officer and Group President, James A. Valentine, Chief Information Officer and Jasper B. Sanfilippo, Jr., Chief Operating Officer and President. In addition, our success also depends on the talents of Everardo Soria, Senior Vice President Pecan Operations and Procurement, Walter R. Tankersley, Jr., Senior Vice President Industrial Sales and Michael G. Cannon, Senior Vice President of Corporate Operations. We believe that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to our growth and success. We have not entered into an employment agreement with any of these individuals, nor do we have key officer insurance coverage policies in effect. The loss of the services of any of these individuals could have a material adverse effect on our business and prospects if we were unable to identify a suitable candidate to replace any such individual. Our success is also dependent upon our ability to attract and retain additional qualified personnel, and there can be no assurance that we will be able to do so.
We are Subject to Risks and Uncertainties Regarding Our Facility Consolidation Project
Our Company’s New Site, in which we have invested a total of over $100 million, may not result in significant cost savings or increases in efficiency, or allow us to increase our production capabilities to meet any future increases in customer demand that exceed the capacity made available by the facility consolidation project. Moreover, our expectations with respect to the financial impact of the New Site are based on numerous estimates and assumptions, any or all of which may differ from actual results. Such differences could substantially reduce the anticipated benefit of the project or cause losses or adverse financial consequences. More specifically:
•	sales volume may continue to decrease, in part because of our voluntary elimination of non-profitable products, and we may not realize any future overall increases in demand for our products necessary to justify additional production capacity available at the New Site;

•	we may not achieve the planned levels of increased efficiencies at the New Site;

•	we may not obtain tenants or receive rental income for the unused portions of the New Site;

•	we may not be able to recover our investment in the Original Site (as defined below in Item 2(a)).
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
Economic, Political and Social Risks of Doing Business in Emerging Markets May Have a Material Adverse Effect on Us
We purchase our cashew inventories from India, Africa, Brazil and Southeast Asia, which are in many respects emerging markets. To this extent, we are exposed to risks inherent in emerging markets, including:
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
We are Subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002
We are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services (“HHS”) to take action to protect the nation’s food supply against the threat of international contamination. The Food and

Drug Administration (“FDA”), as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods, (iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. There can be no assurances that the effects of the Bioterrorism Act and the rules enacted thereunder by the FDA, including any potential disruption in our supply of imported nuts, which represented approximately 31% of our total nut purchases in fiscal 2009, will not have a material adverse effect on our business, financial position or results of operations in the future.
Our Largest Stockholders Possess a Majority of Aggregate Voting Power, Which May Make a Takeover or Change in Control More Difficult
As of August 27, 2009, Jasper B. Sanfilippo, Marian Sanfilippo, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Evon, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share) representing approximately a 52.3% voting interest in our Company. As of August 27, 2009, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share) representing approximately a 24.4% voting interest in our Company. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert influence on our business that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent a change in control or sale of our Company, which may be beneficial to the public stockholders, or cause a change in control which may not be beneficial to the public stockholders, and can take other actions that might be less favorable to our stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations.
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
Essentially all of Our Real Property is Encumbered, Which Could Adversely Affect Our Ability to Obtain Additional Capital if Required
We returned to profitability in fiscal 2009 and reduced our debt levels significantly. However, the new financing arrangements entered into in fiscal 2008 include a mortgage facility, which is secured by essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina. Previously, the aforementioned properties were not encumbered. Because essentially all of our owned real property is now encumbered, such properties are not available as a means of securing further capital in the event that additional capital is required because of unexpected events, losses or other circumstances.
General Economic Conditions Could Significantly Affect Our Financial Results
General economic conditions and the effects of a recession could have a material adverse effect on our cash flow from operations, results of operations and financial condition. These conditions include higher unemployment and potentially inflation, increased commodity costs, decreases in consumer demand, changes in buying patterns, a weakened dollar and general transportation and fuel costs. Maintaining the prices of our Company’s products, initiating price increases, including passing along price increases for commodities used in our Company’s products, and increasing the demand for our Company’s profitable products, all of which are important to our Company’s plans to increase its profitability, are particularly challenging in the current economic environment. Among other considerations, nuts and our other products are not essential products.
Additionally, current economic credit conditions have adversely impacted global credit markets and have restricted liquidity in financial markets. These conditions could adversely affect the availability and cost of capital. It is possible that economic conditions, including restricted liquidity in financial markets, could adversely impact our Bank Lenders’ (as defined below) ability to honor their commitments to us pursuant to the Credit Facility (as defined below). Recent market developments impacting liquidity in the capital markets may also affect our customers and suppliers, which may impact their ability to continue to do business with us in the same manner they have in the past. For example, if nut growers are not able to access the credit markets in order to finance their input costs for the 2009 crop year, then this may adversely impact the availability and price of nuts (our principal raw product). In addition, our customers may default in the timely payment for our products. Any of the foregoing could have a material adverse effect on us and our financial condition and results of operations.
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
As described below in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, the Mortgage Facility (as defined below) is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina.
We operate in a single reportable operating segment that consists of selling various nut products through multiple distribution channels.
We believe that our facilities are generally well maintained and in good operating condition.

a. Principal Facilities
The following table provides certain information regarding our principal facilities:(1)

				Date Company
				Constructed,
	Square	Types of		Acquired or First
Location	Footage	Interest	Description of Principal Use	Occupied

Bainbridge, Georgia(2)	245,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987

Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1994

Selma, Texas(3)	300,000	Leased	Pecan shelling, processing, packaging, warehousing and distribution	1992

Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993

Elgin, Illinois(4) (Elgin Office Building)	400,000	Owned	Rental Property	2005

Elgin, Illinois(5) (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

(1)	In addition to the properties listed in the table, we own land in Elgin, Illinois, which we originally anticipated using in connection with the facility consolidation project (the “Original Site”). For a description of the Original Site, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction”.

(2)	The Bainbridge facility is subject to a mortgage and deed of trust securing $4.720 million (excluding accrued and unpaid interest) in industrial development bonds. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

(3)	The sale of the Selma, Texas properties to the related party partnerships was consummated during the first quarter of fiscal 2007. See Note 1 to the Consolidated Financial Statements - “Facility Consolidation Project/Real Estate Transactions”.

(4)	The Elgin Office Building (part of the New Site) was acquired in April 2005, and 41.5% of the Elgin Office Building was leased back to the seller through April 2008. The lease was not renewed. Approximately 20% of the Elgin Office Building is currently being leased to other third parties. The remaining portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will be necessary to lease the remaining space, including the space previously rented by the seller of the New Site.

(5)	The Elgin Warehouse Building (part of the New Site) was acquired in April 2005 and was expanded from 653,000 to 1,001,000 square feet and was modified to our specifications. Our Chicago area distribution operation was transferred to the Elgin Warehouse Building in July 2006 and our corporate headquarters were relocated to the Elgin Warehouse Building in February 2007. The majority of our Chicago area processing activities were transferred to the Elgin Warehouse Building during fiscal 2007, with the remaining activities transferred in fiscal 2008 and the first quarter of fiscal 2009.

b. Manufacturing Capability, Utilization, Technology and Engineering
Our principal production facilities are equipped with modern processing and packaging machinery and equipment.
The New Site was designed to our specifications with what we believe to be state-of-the-art equipment. The layout is designed to efficiently move products from raw storage to processing to packaging to distribution. The majority of processing operations at our previous Chicago area facilities were transferred to the New Site during fiscal 2007, with the remaining operations transferred in fiscal 2008 and the first quarter of fiscal 2009. Also, the New Site is designed to accommodate an increase in production capacity of 25% to 40% in part because the New Site provides substantially more square footage than the aggregate space previously available in our Chicago area facilities.
The Selma facility contains our automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. For fiscal 2009, we processed approximately 48 million inshell pounds of pecans at the Selma, Texas facility.
The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2009, the Bainbridge facility shelled approximately 47 million inshell pounds of peanuts.
The Garysburg facility has the capacity to process approximately 70 million inshell pounds of farmer stock peanuts annually. For fiscal 2009, the Garysburg facility processed approximately 21 million pounds of inshell peanuts.
The Gustine facility is used for walnut shelling, warehousing and distribution. This facility has the capacity to shell in excess of 50 million inshell pounds of walnuts annually. For fiscal 2009, the Gustine facility shelled approximately 44 million inshell pounds of walnuts.
Item 3 — Legal Proceedings
We are party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition or results of operations.
Item 4 — Submission of Matters to a Vote of Security Holders
No matter was submitted during the fourth quarter of fiscal 2009 to a vote of security holders, through solicitation of proxies or otherwise.
EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on October 28, 2009:
Jeffrey T. Sanfilippo, Chief Executive Officer, age 46 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. Mr. Sanfilippo served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995. He served as Vice President Sales and Marketing from October 1995 to August 1999.

Michael J. Valentine, Chief Financial Officer and Group President, age 50 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. Mr. Valentine has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include peanut, imported nut and other ingredient procurement and contract packaging business.
Jasper B. Sanfilippo, Jr., Chief Operating Officer and President, age 41 — Mr. Sanfilippo has been employed by us since 1992. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our non-peanut shelling operations, including plant operations and procurement.
James A. Valentine, Chief Information Officer, age 45 — Mr. Valentine has been employed by us since 1986 and in November 2006 was named our Chief Information Officer. Mr. Valentine served as our Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000.
William R. Pokrajac, Vice President, Risk Management and Investor Relations, age 55 — Mr. Pokrajac has been with us since 1985. He served as our Controller from 1987 to August 2003 and as our Vice President of Finance from 2001 until September 2007, when he was named Vice President, Risk Management and Investor Relations. Mr. Pokrajac is responsible for our risk management and investor relation activities. Mr. Pokrajac was named our Treasurer in January 2009.
Walter (Bobby) Tankersley Jr., Senior Vice President Industrial Sales, age 57 — Mr. Tankersley has been employed by us since January 2002 and is responsible for directing the sales of the industrial distribution channel which includes pecans, almonds, walnuts, macadamias, peanuts, cashews and hazelnuts. He has over 30 years of experience in the nut industry where he was previously Vice President of Sales & Marketing at the Young Pecan Company and Director of Industrial Sales at the Mauna Loa Macadamia Nut Company. In addition to sales, he is responsible for procurement of almonds, walnuts, macadamias and pistachios as well as providing commodity analysis, crop forecasts, and consumption trend analysis for various nut commodities.
Everardo Soria, Senior Vice President Pecan Operations and Procurement, age 52 — Mr. Soria has been with us since 1985. Mr. Soria was named Director of Pecan Operations in July 1995 and was named Vice President Pecan Operations and Procurement in January 2002. Mr. Soria was named Senior Vice President Pecan Operations and Procurement in August 2003. Mr. Soria is responsible for overseeing the procurement of pecans and for the shelling of pecans at our Selma, Texas facility.
Herbert J. Marros, Director of Financial Reporting and Taxation, age 51 — Mr. Marros has been with us since 1995. Mr. Marros served as Assistant Controller from 1995 until 2003, when he was promoted to Controller. In September 2007, Mr. Marros was named Director of Financial Reporting and Taxation. Mr. Marros is responsible for our internal and external financial reporting and tax activities.

Michael G. Cannon, Senior Vice President of Corporate Operations, age 56 — Mr. Cannon joined us in October 2005 as Senior Vice President of Operations. Previously, Mr. Cannon was Vice President of Operations at Sugar Foods Corp., a manufacturer and distributor of food products, from 1995 to October 2005. Mr. Cannon is responsible for the production operations for all of our facilities.
Frank S. Pellegrino, Vice President Finance and Corporate Controller, age 35 — Mr. Pellegrino joined us in January 2007 as Director of Accounting and was appointed Corporate Controller in September 2007. In January 2009, he was named Vice President Finance and Corporate Controller. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor, from June 2003 to January 2007. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP, where he was employed from 1996 to 2003. Mr. Pellegrino is responsible for our accounting functions.
Thomas J. Fordonski, Vice President of Human Resources, age 56 — Mr. Fordonski joined us in August, 2007 as Vice President of Human Resources. Previously, Mr. Fordonski was Director of Human Resources for Continental AG, a German-based global manufacturer of electronic automotive equipment. Prior to that, Mr. Fordonski spent 25 years at Motorola, Incorporated, with his career culminating as the Director of Human Resources for the global supply chain in the messaging and cellular communications business. Mr. Fordonski is responsible for leading the human resources activities and functions.
Robert J. Sarlls, Vice President of Strategy and Business Development, age 46 — Mr. Sarlls joined us in May 2009 as Vice President of Strategy and Business Development. Previously, Mr. Sarlls was a Director at RBC Capital Markets, the investment banking arm of the Royal Bank of Canada. Prior to that, he was a Member of Strategic Food Capital Partners, a firm which provided food industry focused advisory services to the private equity community. Prior to that, Mr. Sarlls spent eight years and was a Vice President with Rabobank International, a global leader in providing financing and advisory services to the food and agribusiness industry, where he focused on domestic and international mergers & acquisitions. Mr. Sarlls is responsible for leading the development, refinement and execution of the Company’s business strategies and spearheading new business opportunities.
RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS
Jasper B. Sanfilippo, a director and former Chairman of the Board of our company, is (i) the father of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, executive officers and directors of our company, (ii) the brother-in-law of Mathias A. Valentine, a director of our company, and (iii) the uncle of Michael J. Valentine, an executive officer and a director of our company and James A. Valentine, an executive officer of our company. Michael J. Valentine, Chief Financial Officer, Group President and Secretary and a director of our company, is (i) the son of Mathias A. Valentine, (ii) the brother of James A. Valentine, (iii) the nephew of Jasper B. Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo. Jeffrey T. Sanfilippo, Chief Executive Officer and a director of our company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jasper B. Sanfilippo, Jr., (iii) the nephew of Mathias A. Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine. Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and a director of our company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jeffrey T. Sanfilippo, (iii) the nephew of Mathias A. Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine. James A. Valentine, Chief Information Officer, is (i) the son of Mathias A. Valentine, (ii) the brother of Michael J Valentine, (iii) the nephew of Jasper B. Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo.

PART II
Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters
We have two classes of stock: Class A Stock and Common Stock. The holders of Common Stock are entitled to elect 25% of the members of the Board of Directors, rounded up to the nearest whole number, and the holders of Class A Stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, the holders of Common Stock are entitled to one vote per share while the holders of Class A Stock are entitled to ten votes per share. Our Class A Stock is not registered under the Securities Act of 1933 and there is no established public trading market for the Class A Stock. However, each share of Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in our Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.
Our Common Stock is quoted on the NASDAQ Global Market and our trading symbol is “JBSS”. The following tables set forth, for the quarters indicated, the high and low reported sales prices for the Common Stock as reported on the NASDAQ Global Market.

	Price Range of
	Common Stock
Year Ended June 25, 2009	High	Low
4th Quarter	$7.82	$4.01
3rd Quarter	$6.98	$4.10
2nd Quarter	$8.87	$4.30
1st Quarter	$10.75	$7.51

	Price Range of
	Common Stock
Year Ended June 26, 2008	High	Low
4th Quarter	$11.40	$8.02
3rd Quarter	$9.80	$6.72
2nd Quarter	$10.42	$7.25
1st Quarter	$12.30	$6.73
As of August 25, 2009, there were 71 holders and 15 holders of record of our Common Stock and Class A Stock, respectively.
Under our Company’s Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on our common equity. However, our current financing agreements prohibit the payment of dividends. No dividends have been declared since 1995.
For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings of Jasper B. Sanfilippo or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are executive officers of our Company or who have formed a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, with either Jasper B. Sanfilippo or Mathias A. Valentine) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2009 Annual Meeting and “Executive Officers of the Registrant — Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans
The following table sets forth information as of June 25, 2009, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by stockholders of our company and equity compensation plans not previously approved by our Company’s stockholders.

(c) Number of
securities remaining
	(a) Number of	(b) Weighted	available for future
	securities to be	average exercise	issuance under equity
	issued upon	price of	compensation plans
	exercise of	outstanding	(excluding securities
	options, warrants	options, warrants	reflected in Column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by stockholders — stock options	381,940	$11.97	952,000 (1)
Equity compensation plans approved by stockholders — restricted stock units	46,500	—	453,500 (1)

Equity compensation plans not approved by stockholders	—	—	—

(1)	Under our 2008 Equity Incentive Plan, as amended, a total of 952,000 equity based stock awards are available for distribution, 453,500 of which may be used for grants of Common Stock, restricted stock and restricted stock units.
Item 6 — Selected Financial Data
The following historical consolidated financial data as of and for the years ended June 25, 2009, June 26, 2008, June 28, 2007, June 29, 2006 and June 30, 2005 were derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations. No dividends have been declared since 1995.
Statement of Operations Data: (dollars in thousands, except per share data)

	Year Ended
	June 25,	June 26,	June 28,	June 29,	June 30,
	2009	2008	2007	2006	2005
Net sales	$553,846	$541,771	$540,858	$579,564	$581,729
Cost of sales	481,447	475,538	499,569	542,447	503,300

Gross profit	72,399	66,233	41,289	37,117	78,429
Selling and administrative expenses	57,150	53,797	55,457	55,099	51,842
Restructuring expenses	(332)	1,765	—	—	—
Gain related to real estate sales	—	—	(3,047)	(940)	—
Goodwill impairment loss	—	—	—	1,242	—

Income (loss) from operations	15,581	10,671	(11,121)	(18,284)	26,587
Interest expense	(7,646)	(10,502)	(9,347)	(6,516)	(3,998)
Debt extinguishment costs	—	(6,737)	—	—	—
Rental and miscellaneous (expense) income, net	(1,277)	(286)	(629)	(610)	1,179

Income (loss) before income taxes	6,658	(6,854)	(21,097)	(25,410)	23,768
Income tax (benefit) expense	(259)	(897)	(7,520)	(8,689)	9,269

Net income (loss)	$6,917	$(5,957)	$(13,577)	$(16,721)	$14,499

Basic earnings (loss) per common share	$0.65	$(0.56)	$(1.28)	$(1.58)	$1.37
Diluted earnings (loss) per common share	$0.65	$(0.56)	$(1.28)	$(1.58)	$1.35

Balance Sheet Data: (dollars in thousands)

	June 25,	June 26,	June 28,	June 29,	June 30,
	2009	2008	2007	2006	2005
Working capital	$52,701	$42,863	$15,461	$22,617	$137,764
Total assets	322,699	350,784	367,271	390,912	394,472
Long-term debt, less current maturities	49,016	52,356	19,783	5,618	67,002
Total debt	93,938	132,555	148,034	137,676	144,174
Stockholders’ equity	165,499	158,372	162,991	180,110	196,175
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2010 are to the fiscal year ending June 24, 2010. References herein to fiscal 2009 are to the fiscal year ended June 25, 2009. References herein to fiscal 2008 are to the fiscal year ended June 26, 2008. References herein to fiscal 2007 are to the fiscal year ended June 28, 2007. As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our new financing arrangements.”
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
We face a number of challenges in the future. In addition to operating in a difficult economic environment, specific challenges, among others, include increasing our profitability, intensified competition, fluctuating commodity costs and our ability to achieve the anticipated benefits of the facility consolidation project. We will focus on seeking additional profitable business to utilize the additional production capacity at the New Site (as defined below). We expect to be able to devote more funds to promote and advertise our Fisher brand in order to attempt to regain market share that has been lost in recent years. However, this effort may be challenging because, among other things, consumer preferences have shifted towards lower-priced private label products from higher-priced branded products as a result of current economic conditions. In addition, private label products generally provide lower margins than branded products. Also, we will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base, and we will face the challenges presented by the current state of the domestic and global economy. See the information referenced in Part I, Item 1A — “Risk Factors”.
Annual Highlights
We returned to profitability in fiscal 2009 after three consecutive years of net losses. Our net income for fiscal 2009 was $6.9 million compared to a net loss of $6.0 million for fiscal 2008. Our fiscal 2009 results include an income tax benefit of $0.3 million. The favorable operating results for fiscal 2009 and our currently expected future profitability led to the elimination of a $3.0 million income tax valuation allowance that existed at the beginning of fiscal 2009. Accordingly, assuming we continue to achieve profitability in future years, we would no longer have the benefit of net operating loss carryforwards and lower effective tax rates. See “Income Taxes” below.
Our net sales were $553.8 million for fiscal 2009, a $12.1 million, or 2.2%, increase over fiscal 2008. This increase is primarily due to a 4.4% increase in our average sales price per pound shipped, as overall pounds shipped decreased by 1.8% for fiscal 2009 compared to fiscal 2008. While pounds shipped decreased marginally in fiscal 2009 compared to fiscal 2008, pounds shipped increased over 9% for both the third and fourth quarters of fiscal 2009 compared to fiscal 2008. Sales in our consumer distribution channel increased by 7.8% in dollars and 5.5% in volume for fiscal 2009 compared to fiscal 2008 through the addition of a major private label customer and increased business at our existing customer base. The increase in sales volume has allowed us to utilize the extra production capacity generated by our new production facility located in Elgin, Illinois. However, further increases in sales volume will be required in the future for us to realize the full extent of the planned benefits of our new production facility located in Elgin, Illinois. Also, we recently lost the private label business of a significant customer, representing approximately 4% of our net sales for fiscal 2009.
Our fiscal 2009 results were negatively impacted by a pistachio recall. During the time period of March 31, 2009 through April 8, 2009, we voluntarily recalled roasted inshell pistachios, raw shelled pistachios and mixed nuts containing raw shelled pistachios. The recall was made as a precautionary measure because such products may have been contaminated with salmonella. Our recall was a follow-up to the industry-wide voluntary recall of pistachios announced by Setton Pistachio of Terra Bella, Inc. (“Setton”), one of our pistachio suppliers. We do not currently anticipate any further recalls related to purchases of pistachios from Setton. Our total costs associated with the recall are estimated to be approximately $2.5 million. This total may be broken down as follows: (i) $1.7 million reduction in sales for shipments to customers; (ii) $0.3 million increase in cost of sales for the destruction of inventory in our possession; and (iii) $0.5 million increase in administrative expenses for our customers’ lost profits and other miscellaneous expenses. As of June 25, 2009, our remaining accrued liability for product recall is $435 thousand. We currently intend to aggressively pursue the recovery of our recall costs from Setton, Setton’s insurance and our own insurance; however, we can provide no assurance as to the likelihood, extent or timing of any such recovery.
Our total debt levels decreased by $38.6 million during fiscal 2009 due primarily to positive operating cash flow of $43.4 million and limited capital expenditures of $5.9 million. Our improved financial position will allow us to devote more resources to profitably grow and expand our business, especially our Fisher brand. We have developed a five-year strategic plan through which we intend to maximize the potential of our business.
Results of Operations
The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2008 to fiscal 2009 and from fiscal 2007 to fiscal 2008.

				Percentage Increase/Decrease
	Percentage of Net Sales			Fiscal 2009	Fiscal 2008
	Fiscal 2009	Fiscal 2008	Fiscal 2007	vs. 2008	vs. 2007
Net sales	100.0%	100.0%	100.0%	2.2%	0.2%
Gross profit	13.1	12.2	7.6	9.3	60.4
Selling expenses	6.6	6.4	7.2	4.5	(10.5)
Administrative expenses	3.7	3.5	3.0	9.5	14.9
Restructuring expenses	(0.1)	0.3	—	(118.8)	—
Gain related to real estate sales	—	—	(0.6)	—	—
Fiscal 2009 Compared to Fiscal 2008
Net Sales.
Net sales increased to $553.8 million for fiscal 2009 from $541.8 million for fiscal 2008, an increase of $12.1 million, or 2.2%. Sales volume, measured as pounds shipped, decreased by 1.8% for the same time period. Net sales, measured in dollars and sales volume, increased in our consumer and contract packaging distribution channels and decreased in our industrial, food service and export distribution channels.

The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

Distribution Channel	Fiscal 2009		Fiscal 2008
Consumer	$317,097	57.3%	$294,021	54.2%
Industrial	79,147	14.3	92,792	17.1
Food Service	64,657	11.7	68,132	12.6
Contract Packaging	55,753	10.0	47,441	8.8
Export	37,192	6.7	39,385	7.3

Total	$553,846	100.0%	$541,771	100.0%

The following table shows an annual comparison of sales by product type as a percentage of total gross sales. The table is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2009	Fiscal 2008
Peanuts	21.8%	20.1%
Pecans	19.2	22.6
Cashews & Mixed Nuts	22.5	20.8
Walnuts	13.3	14.7
Almonds	11.3	11.9
Other	11.9	9.9

Total	100.0%	100.0%

Net sales in the consumer distribution channel increased by 7.8% in dollars and 5.5% in volume in fiscal 2009 compared to fiscal 2008. Private label consumer sales volume increased by 7.3% in fiscal 2009 compared to fiscal 2008 primarily due to: (i) a significant new customer for the last half of fiscal 2009; (ii) expansion of business at an existing customer; and (iii) a general increase in sales of private label products due to current economic conditions. Fisher brand sales volume increased 3.2% for fiscal 2009 compared to fiscal 2008 primarily due to an increase in inshell peanut sales to a major customer partially offset by decreased sales to other customers.
Net sales in the industrial distribution channel decreased by 14.7% in dollars and 23.3% in sales volume in fiscal 2009 compared to fiscal 2008. The sales volume decrease is primarily due to: (i) lower raw peanut sales to other peanut processors and oil processors resulting, in part, from a planned reduction in peanuts shelled at our Bainbridge, Georgia facility; (ii) increased price competition from processors who are directly aligned with nut growers; (iii) a decrease in the availability of our supply of tree nuts for the industrial distribution channel; and (iv) a decrease in demand in the industrial distribution channel for nuts, as fewer new products with nuts as ingredients are being developed.
Net sales in the food service distribution channel decreased by 5.1% in dollars and 4.1% in volume in fiscal 2009 compared to fiscal 2008. This decrease is primarily due to the effects of current economic conditions as consumers are spending less money at restaurants.
Net sales in the contract packaging distribution channel increased by 17.5% in dollars and 6.7% in volume in fiscal 2009 compared to fiscal 2008. The significant sales volume increase is primarily due to increased business with our major contract packaging customer.
Net sales in the export distribution channel decreased by 5.6% in dollars and 3.0% in volume in fiscal 2009 compared to fiscal 2008. The decrease in volume is primarily due to lower sales to our industrial export customers.
Gross Profit.
Gross profit increased 9.3% to $72.4 million for fiscal 2009 from $66.2 million for fiscal 2008. Gross margin increased to 13.1% of net sales for fiscal 2009 from 12.2% for fiscal 2008. The pistachio recall had a 0.3% percentage point effect on gross margin for fiscal 2009. The improvement was achieved largely due to: (i) a decrease in redundant costs, as all Chicago area operations are now consolidated at the New Site (as defined below); (ii) a decrease in external contractor charges related to moving equipment from the previous Chicago area facilities to the New Site; and (iii) improved efficiency variances. Gross profit margins improved on sales of almonds and walnuts due to lower acquisition costs and decreased on peanuts and cashews. Temporary delays in supplier shipments of peanuts and cashews along with lower-priced purchase contracts resulted in limited opportunities for purchasing these commodities at low costs. In order to fulfill our obligations to our customers, we purchased these commodities in the high-priced spot market during the first half of fiscal 2009.
Operating Expenses.
Selling expenses for fiscal 2009 were $36.5 million, an increase of $1.6 million, or 4.5%, from fiscal 2008. The increase is due primarily to a $2.8 million increase in advertising and promotion in our efforts to rejuvenate the Fisher brand and a $0.9 million increase in incentive compensation expense. These increases in selling expense were partially offset by a $1.2 million reduction in freight expense due to more customers picking up their orders at our facilities and lower fuel costs and savings resulting from our restructuring initiatives executed during fiscal 2008. Administrative expenses for fiscal 2009 were $20.7 million, an increase of $1.8 million, or 9.5%, from fiscal 2008. This increase is due primarily to a $0.6 million increase in incentive compensation expense and $0.5 million related to the pistachio recall. Operating expenses for fiscal 2008 included $1.8 million of restructuring expenses, primarily related to the estimated cost of withdrawal from a multiemployer pension plan. Operating expenses were reduced by $0.3 million during the first quarter of fiscal 2009 for the difference between our previously estimated cost of withdrawal from the multiemployer pension plan and the actual cost determined by the multiemployer pension plan.
Income from Operations.
Due to the factors discussed above, the income from operations was $15.6 million, or 2.8% of net sales, for fiscal 2009, compared to $10.7 million, or 2.0% of net sales, for fiscal 2008.
Interest Expense.
Interest expense decreased to $7.6 million for fiscal 2009 from $10.5 million for fiscal 2008. The decrease is primarily due to lower short-term interest rates on our Credit Facility compared to rates on our Prior Credit Facility (as defined below) which was in place during the majority of fiscal 2008 and also lower average debt levels.
Debt Extinguishment Costs.
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
Rental and Miscellaneous (Expense) Income, Net.
Net rental and miscellaneous (expense) income was an expense of $1.3 million for fiscal 2009 compared to an expense of $0.3 million for fiscal 2008. The increase in net expense is due to lower rental income as a result of a higher vacancy rate at the office building located at the New Site.
Income Tax Benefit.
Income tax benefit was $0.3 million, or (3.9)% of income before income taxes, for fiscal 2009 compared to $0.9 million, or 13.1% of income before income taxes, for fiscal 2008. The income tax benefit in 2009 varied from the federal statutory income tax rate primarily as we reversed a $3.0 million valuation allowance at the beginning of the year associated with deferred income tax assets, which included federal and state net operating loss (“NOL”) carryforwards. Our operating results for fiscal 2009 and our currently expected future profitability led to the elimination of our $3.0 million valuation allowance as we currently believe it is more likely than not that the deferred income tax assets will be realized.
Net Income (Loss).
Net income was $6.9 million, or $0.65 basic and diluted per common share, for fiscal 2009, compared to a net loss of ($6.0) million, or ($0.56) basic and diluted per common share, for fiscal 2008, due to the factors discussed above.

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
Our costs to acquire raw peanuts increased over 30% in fiscal 2008. The cost increases were due to a combination of factors, including, (i) prices to peanut farmers were increased to provide incentives for growing peanuts, (ii) the failure of the federal government to extend the storage and handling subsidy for the last year under the 2002 Farm Bill, and (iii) drought conditions in the southeastern United States. Our peanut sales, including peanut butter, decreased by approximately 12% in terms of pounds shipped in fiscal 2008 compared to fiscal 2007, but increased slightly in terms of dollars. While our overall volume was negatively impacted by the increase in peanut prices, sufficient volume was maintained to improve our profitability.
The supply of cashews, which we procure primarily from India, Africa, Southeast Asia and Brazil, were negatively affected due to adverse weather conditions, increased domestic demand in India and other factors. Accordingly, the low supply, and the weak United States dollar, resulted in significantly higher market prices for cashews.
In January 2008, we terminated our store-door distribution system as a result of our determination that it was no longer profitable to ship products to customers through our store-door distribution system. In connection with the discontinuance of the store-door delivery system, we terminated nine employees. We maintained a majority of the $2.5 million in annual sales generated through the store-door distribution system, as business has migrated to our other distribution methods.
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

Net sales in the consumer distribution channel increased by 6.2% in dollars but decreased 3.4% in volume in fiscal 2008 compared to fiscal 2007. The dollar increase was due primarily to price increases and changes in sales mix. Private label consumer sales volume decreased by 1.6% in fiscal 2008 compared to fiscal 2007 due primarily to the loss of a portion of the business of a major customer who would not accept price increases, offset almost entirely by new business. Fisher brand sales volume decreased by 13.7% in fiscal 2008 compared to fiscal 2007. The decrease is due primarily to lower snack nut sales and a $3.3 million reduction in walnut baking nut sales to a major customer.
Net sales in the industrial distribution channel decreased by 17.1% in dollars and 27.2% in sales volume in fiscal 2008 compared to fiscal 2007. The sales volume decrease was 21.0%, excluding raw peanut sales to other peanut processors. Other factors for the sales volume decrease included a decrease in almond sales due to our discontinuance of our almond handling operation and a decrease in walnut sales due to a decrease in the availability of our supply of walnuts for the industrial distribution channel.
Net sales in the food service distribution channel increased by 10.3% in dollars and 3.5% in volume in fiscal 2008 compared to fiscal 2007. Consistent sales volume increases were experienced at all major customers in the food service distribution channel.
Net sales in the contract packaging distribution channel increased by 5.4% in dollars, but decreased 7.5% in volume in fiscal 2008 compared to fiscal 2007. The increase in net sales dollars was due primarily to the introduction of new products for a major customer. The decrease in sales volume was due primarily to certain sales that occurred during the first twenty-six weeks of fiscal 2007 that were subsequently discontinued.
Net sales in the export distribution channel decreased by 12.9% in dollars and 13.3% in volume in fiscal 2008 compared to fiscal 2007. The decrease was due primarily to volume decreases in almond and pecan sales. Almond sales declined due to the discontinuance of our almond handling operation, which generated by-products, for which Europe is the principal market. Pecan sales in the export distribution channel declined primarily due to decreasing our sales efforts as higher profitability was available in our other distribution channels.
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
Operating Expenses.
Selling expenses for fiscal 2008 were $34.9 million, a decrease of $4.1 million, or 10.5%, from fiscal 2007. The decrease was due primarily to a $1.7 million reduction in freight expense due to more customers picking up their orders at our facilities, a $1.5 million reduction in distribution expenses related primarily to the relocation of our Chicago area distribution center to the New Site, a $0.6 million reduction in broker commissions and a $0.4 million reduction in advertising and promotion related expenses. Administrative expenses for fiscal 2008 were $18.9 million, an increase of $2.4 million, or 14.9%, from fiscal 2007. This increase was due primarily to a $0.5 million increase in consulting fees related to our profitability enhancement initiative and the design and implementation of a new incentive compensation plan, a $0.4 million increase in salaries and a $1.7 million increase in incentive compensation related to such incentive compensation plan. Also included in operating expenses are restructuring costs of $1.8 million for fiscal 2008. These restructuring costs consisted of $1.2 million related to the discontinuance of our store-door distribution system, $0.3 million related to one-time severance expenses, $0.2 million related to the exit of a leased facility before termination date at a facility no longer utilized by us and $0.1 million of operating lease termination costs. Also included in operating expenses for fiscal 2007 is a gain of $3.0 million related to real estate sales.
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
Income Tax Benefit.
Income tax benefit was $0.9 million, or 13.1% of loss before income taxes, for fiscal 2008 compared to $7.5 million, or 35.6%, for fiscal 2007. We had no ability to carry back losses to prior years, since losses were experienced for fiscal 2006 and fiscal 2007. The tax benefit for fiscal 2008 was limited to the extent that deferred tax liabilities exceeded deferred tax assets. As of June 26, 2008, we had a valuation allowance of approximately $3.0 million.
Net Loss.
Net loss was $6.0 million, or $0.56 basic and diluted per common share, for fiscal 2008, compared to $13.6 million, or $1.28 basic and diluted per common share, for fiscal 2007, due to the factors discussed above.

Liquidity and Capital Resources
General.
The primary uses of cash are to fund our current operations, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We have intensified our management of working capital as a result of the current economic situation. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. However, in the current economic environment no assurance can be given. See Part I, Item 1A — “Risk Factors”.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $43.4 million for fiscal 2009 compared to $29.6 million for fiscal 2008. The increase is primarily due to improved operating results and more effective inventory management partially offset by a $6.6 million federal tax refund received during fiscal 2008.
We repaid $3.9 million of long-term debt during fiscal 2009, $3.0 million of which was related to the Mortgage Facility. The net reduction in our Credit Facility was $34.7 million.
Total inventories were $106.3 million at June 25, 2009, a decrease of $20.7 million, or 16.3%, from the balance at June 26, 2008. The decrease from June 26, 2008 to June 25, 2009 is primarily due to decreases in finished goods and work-in-process resulting from more effective inventory management and lower nut costs.
Net accounts receivable were $34.8 million at June 25, 2009, an increase of $0.3 million, or 1.0%, from the balance at June 26, 2008. Net sales in June 2009 were similar to the net sales in June 2008. Accounts receivable allowances were $2.8 million at June 25, 2009, an increase of $0.5 million from the amount at June 26, 2008. The primary reason for the increase is the expansion of our promotional activity.
Current economic and credit conditions have adversely impacted demand for consumer products and the credit markets. These conditions could, among other things, have a material adverse effect on the cash received from our operations and the availability and cost of capital. See Part I, Item 1A — “Risk Factors”.
Real Estate Matters.
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
On March 28, 2006, JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Original Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). We subsequently entered into a sales contract with a potential buyer of the Original Site. The sales contract was recently terminated as the potential buyer was unable to secure financing. While we are currently actively searching for new potential buyers of the Original Site, we cannot ensure that a sale will occur in the next twelve months. We therefore reclassified $5.6 million from current assets to property, plant and equipment. The Mortgage Facility is secured, in part, by the Original Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. Our total costs under the Development Agreement were $6.8 million as of June 25, 2009 and June 26, 2008, (i) $5.6 million of which is currently recorded as a component of “Property, Plant and Equipment” as of June 25, 2009 and was previously recorded as an “Asset Held for Sale” as of June 26, 2008 and (ii) $1.2 million of which is recorded as “Rental Investment Property.” We have reviewed the assets under the Development Agreement and concluded that no adjustment of the carrying value is required.
Financing Arrangements.
On February 7, 2008, we entered into a Credit Agreement with a new bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “Credit Facility”). Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Credit Facility and Mortgage Facility replaced our prior revolving credit facility (the “Prior Credit Facility”) and long-term financing facility (the “Prior Note Agreement”). Our new financing arrangements were secured, in part, to generally obtain more flexible covenants than those associated with the Prior Note Agreement and Prior Credit Facility, which we were not in full compliance with during the first three quarters of fiscal 2008. We currently expect to be in compliance with all financial covenants under the Credit Facility and Mortgage Facility for the foreseeable future and we currently have full access to our new financing; however, it is possible that current economic and credit conditions could adversely impact our Bank Lenders’ ability to honor their commitments to us under the Credit Facility. See Part I, Item 1A — “Risk Factors”.
The Credit Facility is secured by substantially all of our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin, Illinois real property includes almost all of the Original Site that was purchased prior to the New Site purchase.
The Credit Facility matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either: (i) a rate determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or (ii) a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of June 25, 2009, the weighted average interest rate for the Credit Facility was 2.46%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $15.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Credit Facility does not include, among other things, a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 25, 2009, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future, but see Part I, Item 1A — “Risk Factors”. As of June 25, 2009, we had $58.8 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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
On the Tranche A Reset Date and each Tranche B Reset Date, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. With respect to Tranche A, if we do not accept the reset rate, Tranche A will become due and payable on the Tranche A Reset Date, without prepayment penalty. With respect to Tranche B, if we do not accept the reset rate, Tranche B will be due and payable on the Tranche B Reset Date, without prepayment penalty. There can be no assurance that the reset interest rates for each of Tranche A and Tranche B will be acceptable to us. If the reset interest rate for either Tranche A or Tranche B is unacceptable to us and we (i) do not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Date, as applicable or (ii) are unable to refinance amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Date, as applicable, on terms more favorable than the reset interest rates, then such reset interest rates could have an adverse effect on our financial condition, results of operations and financial results.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Original Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Facility does not include, among other things, a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 25, 2009, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $31.0 million has been classified as long-term debt as of June 25, 2009, but see Part I, Item 1A — “Risk Factors”. This $31.0 million represents scheduled principal payments due under Tranche A beyond twelve months of June 25, 2009.
As of June 25, 2009, we had $4.7 million in aggregate principal amount of industrial development bonds (the “bonds”) outstanding, which was originally used to finance the acquisition, construction and equipping of our Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.4 million in fiscal 2010 to $0.8 million in fiscal 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and therefore the financing obligation is being accounted for similarly to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. However, based on reconsideration events in the third quarter of fiscal 2006 and in the first quarter of fiscal 2007, we determined that the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation because the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. As of June 25, 2009, $13.6 million of the debt obligation was outstanding.
Capital Expenditures.
We spent $5.9 million of capital expenditures in fiscal 2009 compared to $11.6 million in fiscal 2008. The decrease in capital expenditures is due to the completion of the facility consolidation project. Total capital expenditures for fiscal 2010 should be similar to the total for fiscal 2009.
Contractual Cash Obligations
At June 25, 2009, we had the following contractual cash obligations for long-term debt (including scheduled interest payments), capital leases, operating leases, the Credit Facility and purchase obligations (amounts in this subsection in thousands):

					More
		Less Than			Than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
Long-term debt	$93,788	$15,178	$16,272	$11,064	$51,274

Capital lease obligations	633	294	334	5	—
Minimum operating lease commitments	2,654	1,099	1,382	173	—
Revolving credit facility borrowings	33,232	—	—	33,232	—
Purchase obligations	97,957	97,957	—	—	—

Total contractual cash obligations	$228,264	$114,528	$17,988	$44,474	$51,274

Amounts outstanding under our Credit Facility, while classified as current liabilities, are included in the 3-5 years column based upon the term of the Credit Facility. The purchase obligations represent $97,957 of inventory purchases. Additionally, we have $8,749 of projected retirement obligations recorded on our balance sheet as of June 25, 2009. See Note 10 in the Notes to Consolidated Financial Statements for further details. Also, as a licensed United States Department of Agriculture Nut Warehouse Operator, we are responsible for delivering the loan value of the peanut inventory in our possession as represented on the warehouse receipt to the holder of the warehouse receipt on demand. We are responsible for any decline in the value of the peanut inventory due to decline in quality or shrinkage. Based on current expectations and historical experience, no amounts related to a potential decline in the value of peanut inventory are included in the schedule above.

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
Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. See “Forward Looking Statements” below.
Revenue Recognition.
We recognize revenue when persuasive evidence of an arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. We sell our products under some arrangements which include customer contracts which fix the sales price for periods typically of up to one year for some industrial customers and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and food service customers. Reserves for these programs are established based upon the terms of specific arrangements. Revenues are recorded net of rebates and promotion and marketing allowances. Revenues are also recorded net of customer deductions which are provided for based upon past experiences. Our net accounts receivable includes an allowance for customer deductions. While customers do have the right to return products, past experience has demonstrated that product returns have been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances.
Inventories.
Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market. Inventory costs are reviewed at least quarterly. Fluctuations in the market price of pecans, peanuts, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. When expected market sales prices move below costs, we record adjustments to write down the carrying values of inventories to lower of cost or market. The results of our shelling process can also result in changes to our inventory costs, for example based upon actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based upon our inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates are also recorded.
Impairment of Long-Lived Assets.
We review long-lived assets to assess recoverability from projected undiscounted cash flows (which also considers the underlying fair value of the properties) whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets’ carrying value. The impairment loss would adjust the carrying value to the assets’ fair value. We did not record any impairment charges during fiscal 2009.

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
Related Party Transactions.
As discussed in Notes 1, 4 and 11 of the Notes to Consolidated Financial Statements, we lease space from related parties and transact with other related parties in the normal course of business. We believe that these related party transactions are conducted on overall terms that are competitive with other non-related entities at the time the transactions are entered into.
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
At the beginning of fiscal year 2009, we had a $3.0 million valuation allowance associated with net deferred income tax assets, which included federal and state net operating loss (“NOL”) carryforwards. Our operating results for fiscal 2009 and our currently expected future profitability led to the elimination of our $3.0 million valuation allowance as we currently believe it is more likely than not the deferred income tax assets will be realized. Our assessment of this circumstance considered a variety of factors, including:
•	The fact that since fiscal 2007, our income before income taxes has increased over $27.0 million, from a pretax loss of ($21.1) million to pretax income of $6.7 million as a result of a variety of profit improvement initiatives.

•	Fiscal 2008 would have been profitable absent debt extinguishment and restructuring costs.

•	Procurement practices have been changed to minimize our exposure to commodity price changes after we have entered into sales commitments.

•	Completion of the facility consolidation project resulted in increased costs during the transition period and is now beginning to yield operating efficiencies.
Because of the elimination of valuation allowances on NOL carryforwards, we will no longer have the benefit of lower effective tax rates.
Additionally, since the third quarter of fiscal 2009, uncertainties related to the pistachio recall are resolved in all material respects, further supporting our assessment of the realization of net deferred tax asset in future periods.
As of June 25, 2009, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit) expense caption in the statement of operations.

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. At June 25, 2009, we believe that our deferred tax assets are fully realizable.
Recent Accounting Pronouncements.
During the first quarter of fiscal 2009, we adopted Emerging Issues Task Force (“EITF”) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 required us to establish a long-term liability and charge opening retained earnings of $593 thousand as of June 27, 2008, relating to the cost of maintaining the life insurance arrangements for two of our former employees and current directors. The amounts are being amortized over the expected term of the arrangements.
During the fourth quarter of fiscal 2009, we adopted Financial Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FAS Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement No. 107. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if an entity also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. We adopted FSP FAS 107-1 and APB 28-1 in the fourth quarter of 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.
During the fourth quarter of fiscal 2009, we adopted Statement of Financial Accounting Standards No. 165 (“SFAS 165”) “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events occurring subsequent to the date of the balance sheet, but before financial statements are issued. The adoption of SFAS 165 did not have a material impact on our financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3, which is effective immediately, clarifies the application of SFAS 157 in a market that is not active. The implementation of SFAS 157 for financial assets and financial liabilities, effective for our first quarter of fiscal 2009, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS No. 141(R) and FSP FAS 141(R)-1 were effective for us beginning June 26, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 was effective for us beginning June 26, 2009, and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We believe the adoption of SFAS No. 160 will not have a material impact on our financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect any impact from SFAS No. 161 on our consolidated financial position, results of operations and cash flows because we do not use derivative instruments.
In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“Statement No. 168”). Under Statement No. 168, the FASB Accounting Standards Codification (“Codification”) will become the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal security laws are also sources of authoritative GAAP for SEC registrants. On the effective date of Statement No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become nonauthoritative. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will begin to use the new Codification when referring to GAAP in our quarterly report on Form 10-Q for the quarter ending September 24, 2009. We do not believe the effect of adopting Statement No. 168 will have a material impact on our consolidated financial statements.
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” Accounting Standards Update No. 2009-01 amends the FASB Accounting Standards Codification for the issuance of Statement No. 168. Accounting Standards Update No. 2009-01 includes Statement No. 168 in its entirety, including the accounting standards update instructions.

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
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of changes in interest rates, commodity prices of raw material purchases and foreign exchange. We have not entered into any arrangements to hedge against changes in market interest rates, commodity prices or foreign currency fluctuations.
We are unable to engage in hedging activity related to commodity prices, since there are no established futures markets for nuts. Approximately 31% of nut purchases for fiscal 2009 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country.
We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility because we have not entered into any hedging instruments which fix the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had a $0.2 million impact on our net income and cash flows from operating activities for fiscal 2009. In addition, the interest rate on our Mortgage Facility resets in the future.

Item 8 — Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiaries (the “Company”) at June 25, 2009 and June 26, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 25, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which they account for the postretirement aspects of life insurance arrangements, effective as of June 27, 2008. Also, as discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which they account for uncertain tax positions as of June 29, 2007.
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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
August 25, 2009

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 25, 2009 and June 26, 2008
(dollars in thousands, except per share amounts)

	June 25,	June 26,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$863	$716
Accounts receivable, less allowances of $2,765 and $2,217, respectively	34,760	34,424
Inventories	106,289	127,032
Income taxes receivable	—	222
Deferred income taxes	4,108	2,595
Prepaid expenses and other current assets	1,784	1,592
Asset held for sale	—	5,569

TOTAL CURRENT ASSETS	147,804	172,150

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463
Buildings	100,482	99,883
Machinery and equipment	150,266	147,631
Furniture and leasehold improvements	6,231	6,247
Vehicles	676	724
Construction in progress	1,734	1,411

	268,852	265,359
Less: Accumulated depreciation	134,648	123,626

	134,204	141,733
Rental investment property, less accumulated depreciation of $3,559 and $2,660, respectively	32,141	27,471

TOTAL PROPERTY, PLANT AND EQUIPMENT	166,345	169,204

Cash surrender value of officers’ life insurance and other assets	7,981	8,435
Brand name, less accumulated amortization of $7,351 and $6,925, respectively	569	995

TOTAL ASSETS	$322,699	$350,784

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 25, 2009 and June 26, 2008
(dollars in thousands, except per share amounts)

	June 25,	June 26,
	2009	2008
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$33,232	$67,948
Current maturities of long-term debt, including related party debt of $234 and $216, respectively	11,690	12,251
Accounts payable, including related party payables of $687 and $449, respectively	23,479	25,355
Book overdraft	5,632	4,298
Accrued payroll and related benefits	8,713	7,740
Accrued workers’ compensation	5,159	4,838
Accrued restructuring	—	1,287
Other accrued expenses	7,149	5,570
Income taxes payable	49	—

TOTAL CURRENT LIABILITIES	95,103	129,287

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,410 and $13,644, respectively	49,016	52,356
Retirement plan	8,095	8,174
Deferred income taxes	3,634	2,595
Other	1,352	—

TOTAL LONG-TERM LIABILITIES	62,097	63,125

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, noncumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,140,599 and 8,134,599 shares issued and outstanding, respectively	81	81
Capital in excess of par value	101,119	100,810
Retained earnings	68,177	61,853
Accumulated other comprehensive loss	(2,700)	(3,194)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	165,499	158,372

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$322,699	$350,784

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 25, 2009, June 26, 2008 and June 28, 2007
(dollars in thousands, except for earnings per share)

	Year Ended	Year Ended	Year Ended
	June 25, 2009	June 26, 2008	June 28, 2007
Net sales	$553,846	$541,771	$540,858
Cost of sales	481,447	475,538	499,569

Gross profit	72,399	66,233	41,289

Operating expenses:
Selling expenses	36,465	34,899	39,003
Administrative expenses	20,685	18,898	16,454
Restructuring expenses	(332)	1,765	—
Gain related to real estate sales	—	—	(3,047)

Total operating expenses	56,818	55,562	52,410

Income (loss) from operations	15,581	10,671	(11,121)

Other income (expense):
Interest expense ($1,092, $1,109 and $894 to related parties, respectively)	(7,646)	(10,502)	(9,347)
Debt extinguishment costs	—	(6,737)	—
Rental and miscellaneous (expense) income, net	(1,277)	(286)	(629)

Total other expense, net	(8,923)	(17,525)	(9,976)

Income (loss) before income taxes	6,658	(6,854)	(21,097)
Income tax benefit	(259)	(897)	(7,520)

Net income (loss)	$6,917	$(5,957)	$(13,577)

Income (loss) per common share (basic and diluted)	$0.65	$(0.56)	$(1.28)

Weighted average shares outstanding — basic	10,618,240	10,610,272	10,595,996

Weighted average shares outstanding — diluted	10,635,277	10,610,272	10,595,996

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 25, 2009, June 26, 2008 and June 28, 2007
(dollars in thousands)

							Accumulated
	Class A Common				Capital in		Other
	Stock		Common Stock		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss	Stock	Total

Balance, June 29, 2006	2,597,426	$26	8,112,099	$81	$99,820	$81,387	$—	$(1,204)	$180,110
Net loss and comprehensive loss						(13,577)			(13,577)
Stock option exercises			11,250		80				80
Tax benefit of stock option exercises					24				24
Stock-based compensation expense					411				411
SFAS No. 158 adjustment, net of income tax of $2,185							(4,057)		(4,057)

Balance, June 28, 2007	2,597,426	$26	8,123,349	$81	$100,335	$67,810	$(4,057)	$(1,204)	$162,991
Net loss						(5,957)			(5,957)
Pension liability amortization, net of income tax benefit of $209							389		389
Pension liability adjustment, net of income tax benefit of $255							474		474

Comprehensive loss									(5,094)

Stock option exercises			11,250		72				72
Tax benefit of stock option exercises					6				6
Stock-based compensation expense					397				397

Balance, June 26, 2008	2,597,426	$26	8,134,599	$81	$100,810	$61,853	$(3,194)	$(1,204)	$158,372
Net income						6,917			6,917
Pension liability amortization, net of income tax benefit of $222							412		412
Pension liability adjustment, net of income tax benefit of $45							82		82

Comprehensive income									7,411

Stock option exercises			6,000		36				36
Stock-based compensation expense					273				273
Adoption of new accounting rule for life insurance arrangements						(593)			(593)

Balance, June 25, 2009	2,597,426	$26	8,140,599	$81	$101,119	$68,177	$(2,700)	$(1,204)	$165,499

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 25, 2009, June 26, 2008 and June 28, 2007
(dollars in thousands)

	Year Ended	Year Ended	Year Ended
	June 25, 2009	June 26, 2008	June 28, 2007
Cash flows from operating activities:
Net income (loss)	$6,917	$(5,957)	$(13,577)
Depreciation and amortization	15,922	15,742	13,584
Loss (gain) on disposition of properties	138	(8)	(3,162)
Deferred income tax benefit	(474)	(466)	(750)
Stock-based compensation expense	273	397	411
Change in current assets and current liabilities:
Accounts receivable, net	(336)	1,600	(543)
Inventories	20,743	7,127	30,231
Prepaid expenses and other current assets	(192)	(442)	1,098
Accounts payable	(1,876)	4,091	(2,774)
Accrued expenses	1,586	1,313	(144)
Income taxes receivable/payable	271	6,490	(285)
Other operating assets	442	(270)	(1,615)

Net cash provided by operating activities	43,414	29,617	22,474

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,912)	(11,569)	(36,360)
Proceeds from disposition of assets	97	112	17,867
Cash surrender value of officers’ life insurance	(205)	(205)	(289)

Net cash used in investing activities	(6,020)	(11,662)	(18,782)

Cash flows from financing activities:
Borrowings under revolving credit facilities	162,548	70,859	138,491
Repayments of revolving credit borrowings	(197,264)	(92,940)	(129,551)
Initial borrowing under new revolving credit facility	—	82,031	—
Payment of amounts outstanding under prior revolving credit facility	—	(65,283)	—
Issuance of long-term debt	—	45,000	—
Debt issuance costs	—	(3,273)	—
Principal payments on long-term debt	(3,901)	(55,353)	(14,078)
Financing obligation with related parties	—	—	14,300
Increase/(decrease) in book overdraft	1,334	(717)	(9,286)
Issuance of Common Stock under option plans	36	72	80
Minority interest distribution	—	—	(3,545)
Tax benefit of stock option exercises	—	6	24

Net cash used in financing activities	(37,247)	(19,598)	(3,565)

Net increase (decrease) in cash	147	(1,643)	127
Cash:
Beginning of period	716	2,359	2,232

End of period	$863	$716	$2,359

Supplemental disclosures of cash flow information:
Interest paid, net of interest capitalized	$7,208	$10,456	$8,712
Income taxes paid, excluding refunds of $141, $6,675 and $6,644, respectively	347	107	133
Capital lease obligations incurred	—	207	1,117
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
Accounts Receivable
Accounts receivable are stated at the amounts charged to customers, less: (i) allowances for doubtful accounts, and (ii) reserves for estimated cash discounts and customer deductions. The allowance for doubtful accounts is calculated by specifically identifying customers that are credit risks. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. The reserve for estimated cash discounts is based on actual payments. The reserve for customer deductions represents known customer short payments and an estimate of future credit memos that will be issued to customers related to rebates and allowances for marketing and promotions based on historical experience. Included in accounts receivable as of June 25, 2009 and June 26, 2008 are $1,121 and $1,000, respectively, relating to workers’ compensation excess claim recovery.
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

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Major improvements that extend the useful life or add capacity are capitalized and charged to expense through depreciation. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss is recognized currently in operating income. Cost is depreciated using the straight-line method over the following estimated useful lives: buildings — 10 to 40 years, machinery and equipment — 5 to 10 years, furniture and leasehold improvements — 5 to 10 years and vehicles — 3 to 5 years. Depreciation expense was $14,105, $14,063 and $11,661 for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively. We capitalize interest costs on our projects. The amount of interest capitalized was $0, $0 and $901 for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively.
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
The net rental income from the office building included in rental and miscellaneous expense (income), net, was an expense of $1,864, $867 and $1,122 for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively. Gross rental income was $1,159, $2,324 and $1,740 for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively. Expected future gross rental income under the office building operating lease is as follows for the years ending:

June 24, 2010	$1,198
June 30, 2011	1,388
June 28, 2012	1,323
June 27, 2013	1,303
June 26, 2014	1,316
Thereafter	3,094

$9,622

On March 28, 2006, JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Original Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). We subsequently entered into a sales contract with a potential buyer of the Original Site. The sales contract was recently terminated as the potential buyer was unable to secure financing. While we are currently actively searching for new potential buyers of the Original Site, we cannot ensure that a sale will occur in the next twelve months. We therefore reclassified $5.6 million from current assets to property, plant and equipment. The Mortgage Facility is secured, in part, by the Original Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. Our total costs under the Development Agreement were $6,806 as of June 25, 2009 and June 26, 2008, (i) $5,569 of which is currently recorded as a component of “Property, Plant and Equipment” as of June 25, 2009 and was previously recorded as an “Asset Held for Sale” as of June 26, 2008 and (ii) $1,237 of which is recorded as “Rental Investment Property.” We have reviewed the assets under the Development Agreement and concluded that no adjustment of the carrying value is required.
In furtherance of our facility consolidation project, we sold our Chicago area facilities in July 2006. One such Chicago area facility (the Busse Road facility) was owned directly by us and the remaining portion owned by a consolidated partnership, a variable interest entity. The lease between us and the partnership was terminated in July 2006 upon completion of the property sale transaction. The related party partnership sold the property to a third party, and the property was leased back to us through December 2007. The proceeds upon disposition of the property by the partnership totaled $9.6 million (with $2.0 million directly allocable to our owned portion of the property), resulting in us recognizing a gain of approximately $4.6 million (net of $1.3 million being deferred and amortized as reductions in rental expense over the lease term), with offsetting amounts applicable to the partnership’s minority interest of $4.6 million. As we were the primary beneficiary of the partnership, upon consolidation of the partnership as a variable interest entity, the deficit, which includes losses in excess of the minority interest, was absorbed by us. Upon sale of the facility by the partnership for a gain, the previously recognized losses attributable to the minority interest of approximately $1.1 million were recovered by us to the extent such losses were previously allocated to our operations in consolidation and reduced any gain allocable to the partnership interest.
Also in July 2006, we sold our Arlington Heights and Arthur Avenue facilities for a combined $7.8 million in proceeds and leased back the facilities from the purchaser. The Arlington Heights facility was leased back by us through December 2008. The Arthur Avenue facility was leased back through August 2008. The gain on these property sale transactions totaled $1.8 million, net of $1.2 million being deferred and amortized as reductions in rental expense over the lease terms, ranging from 17 to 29 months. We ceased operations at the Arlington Heights facility during the second quarter of fiscal 2008 and recognized $173 of restructuring expense due to the transfer of operations prior to the lease expiration. In order to sell the Arlington Heights facility, we prepaid our existing mortgage obligations of $1,684 plus a $279 prepayment fee.
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
Introductory Funds
The ability to sell to certain retail customers often requires upfront payments to be made by us. Such payments are frequently made pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. If appropriate, the cost of these payments is recorded as an asset and is amortized over the term of the contract. We expense payments if no written arrangement exists and amounts are not recoverable in the event of customer cancellation. Total introductory funds included in prepaid expenses and other current assets were $1,092 at June 25, 2009 and $882 at June 26, 2008. Amortization expense, which is recorded as a reduction in net sales, was $1,390, $1,252 and $1,497 for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively.
Brand Name
Brand name consists of the Fisher brand name that was acquired in 1995. We are amortizing the brand name over a fifteen-year period on a straight-line basis with no estimated residual value. Annual amortization expense for fiscal 2010 is expected to be $427, with the remaining amount of $142 amortized in fiscal 2011. Amortization expense was $426, $427 and $426 for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively.
Fair Value of Financial Instruments
The fair value of our fixed rate debt as of June 25, 2009, including current maturities, was estimated to be approximately $29,000 compared to a carrying value of $33,400. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances for similar terms. The carrying amounts of our other financial instruments approximate their estimated fair values.
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
Significant Customers
The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. Net sales to Wal-Mart Stores, Inc. represented approximately 19%, 19% and 20% of our net sales for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively. Net accounts receivable from Wal-Mart Stores, Inc. were $3,719 and $3,510 at June 25, 2009 and June 26, 2008, respectively.

Promotion and Advertising Costs
Promotion allowances, customer rebates and marketing allowances are recorded at the time revenue is recognized and are reflected as reductions in sales. Annual volume rebates are estimated based upon projected volumes for the year, while promotion and marketing allowances are recorded based upon terms of the actual arrangements. Coupon incentive costs are accrued based on estimates of product shipped to retailers at our measurement date and an estimate of redemptions to occur. We expense the costs of advertising, which include newspaper and other advertising activities, as incurred. Advertising expenses for the years ended June 25, 2009, June 26, 2008 and June 28, 2007 were $5,149, $2,346 and $2,778, respectively.
Shipping and Handling Costs
Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. For the years ended June 25, 2009, June 26, 2008 and June 28, 2007, shipping and handling costs totaled $13,698, $15,551 and $18,291, respectively.
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
Earnings per Share
Earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	Year Ended	Year Ended	Year Ended
	June 25, 2009	June 26, 2008	June 28, 2007
Weighted average shares outstanding — basic	10,618,240	10,610,272	10,595,996
Effect of dilutive securities:
Stock options and restricted stock units	17,037	—	—

Weighted average shares outstanding — diluted	10,635,277	10,610,272	10,595,996

356,875 stock options with a weighted average exercise price of $12.48 were excluded from the computation of diluted earnings per share for the year ended June 25, 2009, due to the exercise price exceeding the average market price of the Common Stock. All outstanding options were excluded from the calculation of diluted earnings per share for the years ended June 26, 2008 and June 28, 2007 due to net losses. Total options excluded from the calculation of diluted earnings per share were 470,440 and 353,690 for the years ended June 26, 2008 and June 28, 2007, respectively. These options had weighted average exercise prices of $11.49 and $13.00, respectively.

Comprehensive Income (Loss)
We account for comprehensive income (loss) in accordance with SFAS 130, “Reporting Comprehensive Income”. This statement establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements. The statement requires that all components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements.
Subsequent Events
We evaluated events occurring between the end of our most recent fiscal year and August 25, 2009, the date the financial statements were available to be issued. No significant subsequent event occurred.
Recent Accounting Pronouncements
During the first quarter of fiscal 2009, we adopted Emerging Issues Task Force (“EITF”) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 required us to establish a long-term liability and charge opening retained earnings of $593 as of June 27, 2008, relating to the cost of maintaining the life insurance arrangements for two of our former employees and current directors. The amounts are being amortized over the expected term of the arrangements.
During the fourth quarter of fiscal 2009, we adopted Financial Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FAS Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement No. 107. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if an entity also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. We adopted FSP FAS 107-1 and APB 28-1 in the fourth quarter of 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.
During the fourth quarter of fiscal 2009, we adopted Statement of Financial Accounting Standards No. 165 (“SFAS 165”) “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events occurring subsequent to the date of the balance sheet, but before financial statements are issued. The adoption of SFAS 165 did not have a material impact on our financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3, which is effective immediately, clarifies the application of SFAS 157 in a market that is not active. The implementation of SFAS 157 for financial assets and financial liabilities, effective for our first quarter of fiscal 2009, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS No. 141(R) and FSP FAS 141(R)-1 were effective for us beginning June 26, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 was effective for us beginning June 26, 2009, and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We believe the adoption of SFAS No. 160 will not have a material impact on our financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect any impact from SFAS No. 161 on our consolidated financial position, results of operations and cash flows because we do not use derivative instruments.
In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” Under Statement No. 168, the FASB Accounting Standards Codification (“Codification”) will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal security laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become nonauthoritative. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will begin to use the new Codification when referring to GAAP in our quarterly report on Form 10-Q for the quarter ending September 24, 2009. We do not believe the effect of adopting Statement No. 168 will have a material impact on our consolidated financial statements.
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting

Principles.” Accounting Standards Update No. 2009-01 amends the FASB Accounting Standards Codification for the issuance of Statement No. 168. Accounting Standards Update No. 2009-01 includes Statement No. 168 in its entirety, including the accounting standards update instructions.
NOTE 2 — INVENTORIES
Inventories consist of the following:

	June 25, 2009	June 26, 2008
Raw material and supplies	$50,525	$59,770
Work-in-process and finished goods	55,764	67,262

Total	$106,289	$127,032

NOTE 3 — REVOLVING CREDIT FACILITY
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
The Credit Facility matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either: (i) a rate determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or (ii) a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of June 25, 2009, the weighted average interest rate for the Credit Facility was 2.46%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $15.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Credit Facility does not include, among other things, a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 25, 2009, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 25, 2009, we had $58.8 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Bank Credit Facility if this entire amount were borrowed.
NOTE 4 — LONG-TERM DEBT
Long-term debt consists of the following:

	June 25, 2009	June 26, 2008
Mortgage facility (Tranche A), collateralized by real property, due in monthly principal installments of $200 plus interest at 7.63% per annum from June 2008 to February 2008 with a final principal payment of $600 in March 2023	$33,400	$35,800
Mortgage facility (Tranche B), collateralized by real property, due in monthly principal installments of $50 plus interest at LIBOR plus 5.50% per annum from June 2008 to February 2008 with a final principal payment of $150 in March 2023	8,350	8,950
Industrial development bonds, collateralized by building, machinery and equipment with a cost aggregating $8,000	4,720	5,125
Selma, Texas facility financing obligation to related parties, due in monthly installments of $109 through September 1, 2031	13,644	13,860
Capitalized equipment leases	592	872

	60,706	64,607
Less: Current maturities	(11,690)	(12,251)

Total long-term debt	$49,016	$52,356

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
On the Tranche A Reset Date and each Tranche B Reset Date, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. With respect to Tranche A, if we do not accept the reset rate, Tranche A will become due and payable on the Tranche A Reset Date, without prepayment penalty. With respect to Tranche B, if we do not accept the reset rate, Tranche B will be due and payable on the Tranche B Reset Date, without prepayment penalty. There can be no assurance that the reset interest rates for each of Tranche A and Tranche B will be acceptable to us. If the reset interest rate for either Tranche A or Tranche B is unacceptable to us and we: (i) do not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Date, as applicable or (ii) are unable to refinance amounts due with respect to Tranche A or Tranche B, as applicable, on the Tranche A Reset Date or Tranche B Reset Date, as applicable, on terms more favorable than the reset interest rates, then such reset interest rates could have an adverse effect on our financial condition, results of operations and financial results.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Original Site, a portion of which we are currently attempting to sell. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. The Mortgage Facility does not include, among other things, a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 25, 2009, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $31.0 million has been classified as long-term debt as of June 25, 2009. This amount represents scheduled principal payments due under Tranche A beyond twelve months of June 25, 2009.
We financed the construction of a peanut shelling plant with industrial development bonds in 1987. On June 1, 2006, we remarketed the bonds, resetting the interest rate at 4.55% through May 2011, and at a market rate to be determined thereafter. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. The agreement requires us to redeem the bonds in varying annual installments, ranging from $440 to $760 annually through 2017. We are also required to redeem the bonds in certain other circumstances, for example, within 180 days after any determination that interest on the bonds is taxable. We have the option at any time, however, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
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
Aggregate maturities of long-term debt are as follows for the years ending:

June 24, 2010	$11,690
June 30, 2011	7,213
June 28, 2012	2,716
June 27, 2013	2,702
June 26, 2014	2,721
Thereafter	33,664

Total	$60,706

NOTE 5 — INCOME TAXES
The benefit provision for income taxes for the years ended June 25, 2009, June 26, 2008 and June 28, 2007 are as follows:

	June 25, 2009	June 26, 2008	June 28, 2007
Current	$215	$(431)	$(6,770)
Deferred	(474)	(466)	(750)

Total benefit for income taxes	$(259)	$(897)	$(7,520)

The reconciliations of income taxes at the statutory federal income tax rate to income taxes reported in the statements of operations for the years ended June 25, 2009, June 26, 2008 and June 28, 2007 are as follows:

	June 25,	June 26,	June 28,
	2009	2008	2007
Federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	7.8	(6.9)	(4.4)
Effect of SFAS 158	—	(3.8)	—
Net change in valuation allowance for net deferred tax assets	(45.5)	30.9	4.4
Other	(1.2)	1.7	(0.6)

Effective tax rate	(3.9)%	(13.1)%	(35.6)%

The deferred tax assets and liabilities are comprised of the following:

	June 25, 2009		June 26, 2008
	Asset	Liability	Asset	Liability
Current
Accounts receivable	$211	$—	$160	$—
Employee compensation	1,503	—	1,182	—
Inventory	287	—	93	—
Deferred revenue	—	—	15	—
Workers’ compensation	1,534	—	1,458	—
Valuation allowance	—	—	(1,091)	—
Restructuring	—	—	541	—
Other	573	—	237	—

Total current	$4,108	$—	$2,595	$—

Long term
Depreciation	$—	$(10,224)	$—	$(9,264)
Amortization	—	(24)	79	—
Capitalized leases	319	—	234	—
Operating loss carryforwards	2,757	—	4,948	—
Retirement plan	3,076	—	3,106	—
Valuation allowance	—	—	(1,947)	—
Other	462	—	249	—

Total long-term	$6,614	$(10,248)	$6,669	$(9,264)

Total	$10,722	$(10,248)	$9,264	$(9,264)

At the beginning of fiscal year 2009, we had a valuation allowance of $3.0 million. Our deferred income tax assets included $2.4 million of state net operating loss (“NOL”) tax benefits ($1.6 million net of the federal effect) and $3.3 million of pretax federal net operating loss (“NOL”) carryforwards for income tax purposes. The state NOL carryforward tax benefits relate to losses generated during the years ended June 26, 2008, June 28, 2007 and June 29, 2006, which generally have a carryforward period of approximately 12 years before expiration. The federal NOL carryforward relates to losses generated during the year ended June 26, 2008, which generally have a carryforward period of 20 years before expiration. As of June 26, 2008, our future profitability was uncertain and we therefore provided a valuation allowance of $3.0 million related to our deferred income tax assets, to the extent such assets exceeded the deferred income tax liabilities that were expected to reverse in future periods. Based on our improved operating results for fiscal 2009 and our currently expected future profitability, we eliminated the beginning of the year valuation allowance during the fourth quarter of fiscal 2009 as we currently believe the weight of such evidence indicates it is currently more likely than not the net deferred income tax assets will be realized. Our assessment of this circumstance considered a variety of factors, including:
•	The fact that since fiscal 2007, our income before income taxes has increased over $27.0 million, from a pretax loss of ($21.1) million to pretax income of $6.7 million as a result of a variety of profit improvement initiatives.

•	Fiscal 2008 would have been profitable absent debt extinguishment and restructuring costs.

•	Procurement practices have been changed to minimize our exposure to commodity price changes after we have entered into sales commitments.

•	Completion of the facility consolidation project resulted in increased costs during the transition period and is now beginning to yield operating efficiencies.
Additionally, since the third quarter of fiscal 2009, uncertainties related to the pistachio recall are resolved in all material respects, further supporting our assessment of the realization of net deferred tax asset in future periods.
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on June 29, 2007. There were no material effects associated with the implementation of FIN 48. As of June 25, 2009, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit) expense caption in the statement of operations. We file income tax returns with federal and state tax authorities within the United States of America. The Internal Revenue Service has concluded auditing our Company’s tax return for fiscal 2004, and there was no material impact to our Company. The Illinois Department of Revenue has concluded its audits of our tax returns through fiscal 2005, and there was no material impact to our Company. No other tax jurisdictions are material to us.
There have been no material changes to the amount of unrecognized tax benefits during fiscal 2009. We do not anticipate that total unrecognized tax benefits will significantly change in the future.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Operating Leases
We lease buildings and certain equipment pursuant to agreements accounted for as operating leases. Rent expense under these operating leases aggregated $1,269, $2,032 and $2,723 for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively. Aggregate non-cancelable lease commitments under these operating leases are as follows for the years ending:

June 24, 2010	$1,099
June 30, 2011	878
June 28, 2012	504
June 27, 2013	170
June 26, 2014	3
Thereafter	—

$2,654

Litigation
We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. It is management’s opinion that the ultimate resolution of these matters will not have a significant effect upon our business, financial condition or results of operations.

NOTE 7 — STOCKHOLDERS’ EQUITY
Our Class A Common Stock, $.01 par value (the “Class A Stock”), has cumulative voting rights with respect to the election of those directors which the holders of Class A Stock are entitled to elect, and 10 votes per share on all other matters on which holders of our company’s Class A Stock and Common Stock are entitled to vote. In addition, each share of Class A Stock is convertible at the option of the holder at any time into one share of Common Stock and automatically converts into one share of Common Stock upon any sale or transfer other than to related individuals. Each share of our company’s Common Stock, $.01 par value (the “Common Stock”) has noncumulative voting rights of one vote per share. The Class A Stock and the Common Stock are entitled to share equally, on a share-for-share basis, in any cash dividends declared by the Board of Directors, and the holders of the Common Stock are entitled to elect 25% of the members comprising the Board of Directors. No dividends have been declared since 1995.
NOTE 8 — STOCK-BASED COMPENSATION PLANS
At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) under which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights, Common Stock or dividends and dividend equivalents. A maximum of 500,000 of the 1,000,000 shares of Common Stock may be used for grants of Common Stock, restricted stock and restricted stock units. Additionally, awards of options or stock appreciation rights are limited to 100,000 shares annually, and awards of Common Stock, restricted stock or restricted stock units are limited to 50,000 shares annually. During the second quarter of fiscal 2009, 46,500 restricted stock units were awarded to employees and members of the Board of Directors. The vesting period is three years for awards to employees and one year for awards to non-employee members of the Board of Directors. We are recognizing expenses over the applicable vesting period based on the market value of our Common Stock at the grant date. As of June 25, 2009, all restricted unit awards remain outstanding with a weighted average remaining life of 2.0 years. Also, 1,500 stock options were granted during fiscal 2009 under the 2008 Equity Incentive Plan. The exercise price of the options was determined as set forth in the 2008 Equity Incentive Plan by the Compensation Committee of our Board of Directors. The exercise price for the stock options must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2008 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 2008 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options. As of June 25, 2009, 952,000 shares of Common Stock remain authorized for future grants of awards.
The 2008 Equity Incentive Plan replaced a stock option plan approved at our annual meeting of stockholders on October 28, 1998 (the “1998 Equity Incentive Plan”) under which awards of options and stock-based awards could be made. There were 700,000 shares of Common Stock authorized for issuance to certain key employees and “outside directors” (i.e., directors who are not employees of our Company). The exercise price of the options was determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options was at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options. Through fiscal 2007, all of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Effective fiscal 2008, all option grants are non-qualified awards. The 1998 Equity Incentive Plan terminated on September 1, 2008. However, all outstanding options issued pursuant to the 1998 Equity Incentive Plan will continue to be governed by the terms of the 1998 Equity Incentive Plan.

We determine fair value of stock option awards using the Black-Scholes option-pricing model. The following assumptions were used to value our grants during fiscal 2009: 6.25 years expected life; expected stock volatility of 52.8%; risk-free interest rate of 2.5%; expected forfeitures of 5%; and expected dividend yield of 0% during the expected term.
The expected term of the awards was determined using the “simplified method” as stated in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Expected stock volatility was determined based on historical volatility for the 6.25 year-period preceding the measurement date. The risk-free rate was based on the yield curve in effect at the time options were granted, using U.S. treasury constant maturities over the expected life of the option. Expected forfeitures were determined based upon our expectations and past experiences. Expected dividend yield was based on our dividend policy at the time the options were granted.
The following weighted-average assumptions were used to determine the fair value of options granted for the years ended June 25, 2009, June 26, 2008 and June 28, 2007:

	June 25,	June 26,	June 28,
	2009	2008	2007
Average risk-free interest rate	2.5%	3.7%	4.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	52.8%	54.3%	54.0%
Expected life (years)	6.3	6.3	5.8
Under the fair value recognition provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation expense was $273, $397 and $411 for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively, and the related tax benefit for non-qualified stock options was $0, $6 and $24 for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively.
Activity in our stock option plans were as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at June 29, 2006	324,815	$13.70
Activity:
Granted	76,000	10.25
Exercised	(11,250)	6.80
Forfeited	(35,875)	15.48

Outstanding at June 28, 2007	353,690	$13.00
Activity:
Granted	151,500	7.98
Exercised	(11,250)	6.40
Forfeited	(23,500)	13.98

Outstanding at June 26, 2008	470,440	$11.49
Activity:
Granted	1,500	5.88
Exercised	(6,000)	5.98
Forfeited	(84,000)	9.58

Outstanding at June 25, 2009	381,940	$11.97

Exercisable at June 25, 2009	279,065	$12.74
Exercisable at June 26, 2008	238,690	$12.72
Exercisable at June 28, 2007	199,690	$11.60
The number of stock options vested, and expected to vest in the future, as of June 25, 2009 is not significantly different from the number of stock options outstanding at June 25, 2009, as stated above. The weighted average fair value of options granted was $3.09, $4.47 and $5.47 for the years ended June 25,

2009, June 26, 2008 and June 28, 2007, respectively. The total intrinsic value of all options exercised was $0, $16 and $63 for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively. All 1,500 options granted during fiscal 2009 and 151,500 options granted during fiscal 2008 were at exercise prices equal to the market price of Common Stock at the grant date. Of the 76,000 total options granted during fiscal 2007, 14,000 were at exercise prices greater than the market price of the Common Stock at the grant date with a weighted average fair value of $4.52 per share, and the remaining 62,000 options were at exercise prices equal to the market price of Common Stock at the grant date with a weighted average fair value of $5.68 per share.
As of June 25, 2009, there was $519 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. We expect to recognize that cost over a weighted average period of 0.8 years. The total fair value of shares vested during fiscal 2009 was $1,345.
Exercise prices for options outstanding as of June 25, 2009 ranged from $3.44 to $32.30. The weighted average remaining contractual life of those options is 5.0 years, and 4.1 years for those exercisable. The aggregate intrinsic value of stock based compensation awards at June 25, 2009 was $437, $92 for those exercisable. The options outstanding at June 25, 2009 may be segregated into two ranges, as is shown in the following:

	Option Price Per Share Range
	$3.44 - $11.89	$15.14 - $32.30
Number of options	230,315	151,625
Weighted-average exercise price	$7.94	$18.11
Weighted-average remaining life (years)	5.6	4.0
Number of options exercisable	139,440	139,625
Weighted average exercise price for exercisable options	$7.43	$18.04
NOTE 9 — EMPLOYEE BENEFIT PLANS
We maintain a contributory plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements. We contribute 50% of the amount contributed by each employee up to certain maximums specified in the plan. Our contributions to the 401(k) plan were $435, $628 and $655 for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively.
We contributed $204, $324 and $241 for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively, to multi-employer pension plans. We are presently unable to determine our respective share of either accumulated plan benefits or net assets available for benefits under the multiemployer plans. During the first quarter of fiscal 2009, we recorded a long-term liability of $868 for the withdrawal from the multiemployer plan for the step van drivers that were employed for our store-door delivery system that was discontinued during the third quarter of fiscal 2008. The long-term liability is $837 as of June 25, 2009. As of June 26, 2008, we recorded a $1,200 estimated liability for the withdrawal from the multiemployer plan for the step van drivers. The $332 difference between the previously estimated liability and the actual liability was recorded as a reduction in restructuring expense. See Note 15.
NOTE 10 — RETIREMENT PLAN
On August 2, 2007, the committee then known as the Compensation, Nominating and Corporate Governance Committee (the “Committee”) approved a restated Supplemental Employee Retirement Plan (“SERP”) for certain executive officers and key employees, retroactively effective as of August 25, 2005. The restated SERP retroactively changed the plan adopted on August 25, 2005 to, among other things, clarify certain actuarial provisions and incorporate new Internal Revenue Service requirements. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. We use our fiscal year-end as the measurement date for obligation and asset calculations. Effective June 28, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 99, 106 and 123(R)”

(“SFAS 158”), which required the recognition of the funded status of the SERP on the Consolidated Balance Sheet. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are now required to be recorded as a component of “Accumulated Other Comprehensive Loss” (“AOCL”).
The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 25,	June 26,
	2009	2008
Change in projected benefit obligation
Benefit obligation at beginning of year or plan inception	$9,043	$9,289
Service cost	138	138
Interest cost	562	575
Actuarial gain	(128)	(729)
Benefits paid	(866)	(230)

Projected benefit obligation at end of year	$8,749	$9,043

Components of the actuarial gain portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 25,	June 26,
	2009	2008	June 28, 2007
Actuarial Gain
Change in bonus expectation	$91	$—	$(453)
Change in discount rate	(399)	(267)	182
Adjustment to projected retiree benefit	—	(310)	(914)
Other	180	(152)	(345)

Actuarial gain	$(128)	$(729)	$(1,530)

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 25,	June 26,
	2009	2008	June 28, 2007
Service cost	$138	$138	$262
Interest cost	562	575	653
Recognized gain amortization	(324)	(359)	(306)
Prior service cost amortization	957	957	957

Net periodic pension cost	$1,333	$1,311	$1,566

Significant assumptions related to our SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants.

We used the following assumptions to calculate the benefit obligations of our SERP as follows for the years ended:

	June 25,	June 26,
	2009	2008	June 28, 2007
Discount rate	6.90%	6.52%	6.27%
Rate of compensation increases	4.50%	4.50%	4.50%
Bonus payment	60% - 70% of base, paid 3 of 5 years	60% of base, paid 3 of 5 years	60% of base, paid 3 of 5 years
We used the following assumptions to calculate the net periodic costs of our SERP as follows for the years ended:

	June 25,	June 26,
	2009	2008	June 28, 2007
Discount rate	6.52%	6.27%	6.44%
Rate of compensation increases	4.50%	4.50%	4.50%
Bonus payment	60% of base, paid 3 of 5 years	60% of base, paid 3 of 5 years	60% of base, paid annually
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
The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2010	$654
2011	652
2012	649
2013	644
2014	636
2015 — 2019	2,945
The following table presents the components of accumulated other comprehensive loss:

	June 25,	June 26,
	2009	2008
Net gain	$6,852	$7,048
Prior service cost	(11,006)	(11,962)
Tax effect	1,454	1,720

Net amount recognized	$(2,700)	$(3,194)

We expect to recognize $957 of the prior service cost offset by $332 of the net gain in net periodic benefit cost for the year ending June 24, 2010.

NOTE 11 — TRANSACTIONS WITH RELATED PARTIES
In addition to the related party transactions described in Notes 1 and 4, we also entered into transactions with the following related parties:
We purchase materials and manufacturing equipment from a company that is effectively owned by two members of our Board of Directors who are also executive officers and individuals directly related to them. Purchases from this related entity aggregated $11,816, $9,420 and $9,772 for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively. Accounts payable to this related entity aggregated $664 and $430 at June 25, 2009 and June 26, 2008, respectively.
We purchase materials from a company that is 50% owned by an individual related to a member of our Board of Directors. Material purchases from this related entity aggregated $295, $330 and $784 for the years ended June 25, 2009, June 26, 2008 and June 28, 2007, respectively. Accounts payable to this related entity aggregated $23 and $19 at June 25, 2009 and June 26, 2008, respectively.
NOTE 12 — DISTRIBUTION CHANNEL AND PRODUCT TYPE SALES MIX
We operate in a single reportable operating segment through which we sell various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel for the fiscal years ended:

Distribution Channel	June 25, 2009	June 26, 2008	June 28, 2007
Consumer	$317,097	$294,021	$276,890
Industrial	79,147	92,792	111,998
Food Service	64,657	68,132	61,763
Contract Packaging	55,753	47,441	45,003
Export	37,192	39,385	45,204

Total	$553,846	$541,771	$540,858

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types.

Product Type	June 25, 2009	June 26, 2008	June 28, 2007
Peanuts	21.8%	20.1%	20.0%
Pecans	19.2	22.6	22.3
Cashews & Mixed Nuts	22.5	20.8	21.1
Walnuts	13.3	14.7	13.7
Almonds	11.3	11.9	13.3
Other	11.9	9.9	9.6

Total	100.0%	100.0%	100.0%

NOTE 13 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The following table details the activity in various allowance and reserve accounts. Prior year amounts for the income tax valuation allowance are revised to reflect the state portion of the valuation allowance as net of the loss of the federal benefit when state net operating loss carryforwards are used in the future.

	Balance at
	Beginning			Balance at
Description	of Period	Additions	Deductions	End of Period
June 25, 2009
Income tax valuation allowance	$3,038	$—	$(3,038)	$—
Allowance for doubtful accounts	111	33	(6)	138
Reserve for cash discounts	310	6,780	(6,674)	416
Reserve for customer deductions	1,796	6,233	(5,818)	2,211

Total	$5,255	$13,046	$(15,536)	$2,765

June 26, 2008
Income tax valuation allowance	$1,362	$1,676	$—	$3,038
Allowance for doubtful accounts	183	60	(132)	111
Reserve for cash discounts	225	6,065	(5,980)	310
Reserve for customer deductions	2,751	5,089	(6,044)	1,796

Total	$4,521	$12,890	$(12,156)	$5,255

June 28, 2007
Income tax valuation allowance	$500	$862	$—	$1,362
Allowance for doubtful accounts	304	355	(476)	183
Reserve for cash discounts	280	5,591	(5,646)	225
Reserve for customer deductions	3,182	6,308	(6,739)	2,751

Total	$4,266	$13,116	$(12,861)	$4,521

NOTE 14 — INTEREST COST
The following is a breakout of interest cost for the years ended:

	June 25, 2009	June 26, 2008	June 28, 2007
Gross interest cost	$7,646	$10,502	$10,248
Capitalized interest	—	—	(901)

Interest expense	$7,646	$10,502	$9,347

NOTE 15 — RESTRUCTURING AND RELATED CHARGES
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

Elimination of Store-Door Delivery System
We previously distributed our products to approximately 300 convenience stores, supermarkets and other retail customer locations through a store-door delivery system. Under this system, we used a fleet of step-vans to market and distribute nuts, snacks and candy directly to retail customers on a store-by-store basis. Store-door delivery sales were $2.5 million for calendar 2007 and have declined annually in recent years as fewer customers required this type of service. We ceased distributing products using the store-door delivery system on January 22, 2008. A majority of the store-door delivery system sales have migrated to our other distribution methods. In connection with the discontinuance of the store-door delivery system, we terminated nine employees. The store-door discontinuance required us to recognize a total estimated cost of $1,400 during fiscal 2008, $1,200 of which related to the estimated cost to withdraw from a multiemployer pension plan for the step-van drivers, $30 of which related to severance for the unionized route drivers, $133 of which related to accelerating depreciation for step-vans and $37 of which related to the termination of step-van leases. The multiemployer obligation was reduced from $1,200 to $868 during the first quarter of fiscal 2009 when the final determination was received.
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
Summary
The following restructuring expenses were incurred:

	Year Ended	Year Ended
	June 25,	June 26,
	2009	2008
Multiemployer pension withdrawal	$(332)	$1,200
Severance	—	355
Lease termination	—	210

Total	$(332)	$1,765

The total accrued as of June 26, 2008 was comprised of the following components:

June 26,
Category	2008

Multiemployer pension withdrawal	$1,200
Lease termination	87

Total	$1,287

There was no amount accrued for restructuring expenses as of June 25, 2009.

NOTE 16 — PRODUCT RECALL
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
Our total costs associated with the recall are estimated to be approximately $2.5 million. This total may be broken down as follows: (i) $1.7 million reduction in sales for shipments to customers; (ii) $0.3 million increase in cost of sales for recalled inventory in our possession; and (iii) $0.5 million increase in administrative expenses for our customers’ lost profits and other miscellaneous expenses. As of June 25, 2009, our remaining accrued liability for product recall is $435.
We currently intend to aggressively pursue the recovery of our recall costs from Setton, Setton’s insurance and our own insurance; however, we can provide no assurance as to the likelihood, extent (if any) or timing of any such recovery.
NOTE 17 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)
The following unaudited quarterly consolidated financial data are presented for fiscal 2009 and fiscal 2008. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended June 25, 2009:
Net sales	$134,824	$177,755	$113,789	$127,478
Gross profit	14,184	24,546	13,211	20,458
Income (loss) from operations	1,920	9,061	(658)	5,258
Net (loss) income	(384)	5,839	(2,489)	3,951
Basic and diluted (loss) earnings per common share	$(0.04)	$0.55	$(0.23)	$0.37
Year Ended June 26, 2008:
Net sales	$132,808	$176,990	$106,716	$125,257
Gross profit	11,800	23,337	12,838	18,258
(Loss) income from operations	(1,095)	6,666	130	4,970
Net (loss) income	(3,389)	3,517	(8,750)	2,665
Basic and diluted (loss) earnings per common share	$(0.32)	$0.33	$(0.82)	$0.25
The first quarter of fiscal 2009 contained $0.3 million of reduction in restructuring expenses from the amount previously estimated. The third quarter of fiscal 2009 contained $3.5 million of costs related to a product recall broken down as follows: (i) $1.9 million reduction in sales; (ii) $0.3 million increase in cost of sales; and (iii) $1.3 million increase in administrative expenses. The fourth quarter of fiscal 2009 contained a $1.0 million reduction in the previously estimated product recall costs broken down as follows: (i) $0.2 million increase in net sales and (ii) $0.8 million reduction in administrative expenses. The fourth quarter of fiscal 2009 also includes an adjustment to release the beginning of year valuation allowance that is dependent on future taxable income of approximately $2.0 million ($1.0 million was expected to be used based on fiscal 2009 ordinary income and was included in the expected tax rate through the third quarter of fiscal 2009).
The second quarter of fiscal 2008 contained $1.4 million of restructuring expenses related primarily to the discontinuance of our store-door delivery system. The third quarter of fiscal 2008 contained $6.7 million of debt extinguishment costs related to our refinancing. Also, the third quarter of fiscal 2008 contained $0.4 million of restructuring, related primarily to severance due to job eliminations.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 25, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 25, 2009, based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 25, 2009.
The effectiveness of our internal control over financial reporting as of June 25, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 25, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that the Disclosure Controls or our Internal Control over Financial Reporting will prevent or detect all errors and all fraud. A control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control’s objectives will be met. Further, the design of a control must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal controls, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control, misstatements due to error or fraud may occur and may not be detected.

Item 9B — Other Information
None.
PART III
Item 10 — Directors and Executive Officers of the Registrant
The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Independence of the Audit Committee” of our Proxy Statement for the 2009 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Information relating to the executive officers of our company is included immediately before Part II of this Report.
We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at www.jbssinc.com.
Item 11 — Executive Compensation
The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2009 Annual Meeting are incorporated herein by reference.
Item 12 — Security Ownership of Certain Beneficial Owners and Management
The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2009 Annual Meeting is incorporated herein by reference.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
The Sections entitled “Corporate Governance—Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2009 Annual Meeting are incorporated herein by reference.
Item 14 — Principal Accountant Fees and Services
The information under the proposal entitled “Ratify Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm” of our Proxy Statement for the 2009 Annual Meeting is incorporated herein by reference.

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

JOHN B. SANFILIPPO & SON, INC.
Date: August 27, 2009	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer (Principal Executive Officer)	August 27, 2009

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer and Group President and Director (Principal Financial Officer)	August 27, 2009

/s/ Herbert J. Marros Herbert J. Marros	Director of Financial Reporting and Taxation (Principal Accounting Officer)	August 27, 2009

/s/ Jasper B. Sanfilippo	Director	August 27, 2009
Jasper B. Sanfilippo

/s/ Mathias A. Valentine	Director	August 27, 2009
Mathias A. Valentine

/s/ Jim Edgar	Director	August 27, 2009
Jim Edgar

/s/ Timothy R. Donovan	Director	August 27, 2009
Timothy R. Donovan

/s/ Jasper B. Sanfilippo, Jr.	Director	August 27, 2009
Jasper B. Sanfilippo, Jr.

/s/ Daniel M. Wright	Director	August 27, 2009
Daniel M. Wright

JOHN B. SANFILIPPO & SON, INC.
EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
1-2	Not applicable

3.1	Restated Certificate of Incorporation of Registrant(19)

3.2	Amended and Restated Bylaws of Registrant(18)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987, dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.4	The Registrant’s 1998 Equity Incentive Plan(4)

*10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

*10.12	The Registrant’s Restated Supplemental Retirement Plan(15)

*10.13	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

Exhibit
Number	Description

10.14	Termination Agreement, dated as of January 11, 2006, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(10)

10.15	Assignment and Assumption Agreement, dated March 28, 2006, by and between JBSS Properties, LLC and the City of Elgin, Illinois(11)

10.16	Agreement of Purchase and Sale between the Company and Prologis(12)

10.17	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 3001 Malmo Drive, Arlington Heights, Illinois(13)

10.18	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 1851 Arthur Avenue, Elk Grove Village, Illinois(13)

10.19	Agreement for Purchase of Real Estate and Related Property by and among the Company, as Seller, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Purchasers(14)

10.20	Industrial Building Lease by and between the Company, as Tenant, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Landlord, dated September 20, 2006(14)

*10.21	Sanfilippo Value Added Plan, dated October 24, 2007(16)

10.22	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(17)

10.23	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(17)

10.24	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(17)

10.25	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(17)

10.26	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties LLC related to its Elgin, Illinois property for the benefit of TFLIC(17)

10.27	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(17)

10.28	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(17)

10.29	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(17)

10.30	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(17)

*10.31	First Amendment to the Registrant’s 2008 Equity Incentive Plan(20)

*10.32	The Registrant’s 2008 Equity Incentive Plan, as amended(20)

*10.33	The Registrant’s Employee Restricted Stock Unit Award Agreement(21)

Exhibit
Number	Description

*10.34	The Registrant’s Non-Employee Director Restricted Stock Unit Award Agreement(21)

*10.35	Form of Indemnification Agreement(22)

11-20	Not applicable

21	Subsidiaries of the Registrant, filed herewith

22	Not applicable

23	Consent of PricewaterhouseCoopers LLP, filed herewith

24 -30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-100	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 29, 2005 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2006 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2006 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 24, 2007 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 13, 2008 (Commission File No. 0-19681).

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 29, 2009 (Commission File No. 0-19681).

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).