Form 10-Q
period 2009-09-24
SANFILIPPO JOHN B & SON INC
filed 2009-10-28
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2009
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
(847) 289-1800

(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 28, 2009, 8,037,449 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 24, 2009
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended
	September 24,	September 25,
	2009	2008
Net sales	$126,812	$134,824
Cost of sales	102,938	120,640

Gross profit	23,874	14,184

Operating expenses:
Selling expenses	8,723	7,983
Administrative expenses	5,441	4,613
Restructuring expenses (income)	—	(332)

Total operating expenses	14,164	12,264

Income from operations	9,710	1,920

Other expense:
Interest expense ($270 and $275 to related parties)	(1,447)	(2,143)
Rental and miscellaneous expense, net	(416)	(194)

Total other expense, net	(1,863)	(2,337)

Income (loss) before income taxes	7,847	(417)
Income tax expense (benefit)	3,081	(33)

Net income (loss)	$4,766	$(384)
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	102	103

Net comprehensive income (loss)	$4,868	$(281)

Basic and diluted earnings (loss) per common share	$0.45	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 24,	June 25,	September 25,
	2009	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$1,011	$863	$674
Accounts receivable, less allowances of $2,914, $2,765 and $2,666	35,399	34,760	42,732
Inventories	99,464	106,289	122,982
Income taxes receivable	—	—	59
Deferred income taxes	4,182	4,108	2,396
Prepaid expenses and other current assets	1,766	1,784	1,368
Asset held for sale	—	—	5,569

TOTAL CURRENT ASSETS	141,822	147,804	175,780

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463	9,463
Buildings	100,738	100,482	100,008
Machinery and equipment	148,087	150,266	147,550
Furniture and leasehold improvements	3,884	6,231	6,287
Vehicles	635	676	667
Construction in progress	1,481	1,734	724

	264,288	268,852	264,699
Less: Accumulated depreciation	131,120	134,648	125,586

	133,168	134,204	139,113
Rental investment property, less accumulated depreciation of $3,784, $3,559 and $2,885	31,916	32,141	27,246

TOTAL PROPERTY, PLANT AND EQUIPMENT	165,084	166,345	166,359

Cash surrender value of officers’ life insurance and other assets	7,779	7,981	8,417
Brand name, less accumulated amortization of $7,458, $7,351 and $7,031	462	569	889

TOTAL ASSETS	$315,147	$322,699	$351,445

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 24,	June 25,	September 25,
	2009	2009	2008
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$15,004	$33,232	$63,836
Current maturities of long-term debt, including related party debt of $239, $234 and $221	11,549	11,690	12,099
Accounts payable, including related party payables of $417, $687 and $1,330	30,581	23,479	32,978
Book overdraft	3,078	5,632	4,969
Accrued payroll and related benefits	7,907	8,713	6,651
Accrued workers’ compensation	5,284	5,159	4,531
Accrued restructuring	—	—	43
Other accrued expenses	6,630	7,149	5,129
Income taxes payable	960	49	—

TOTAL CURRENT LIABILITIES	80,993	95,103	130,236

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,348, $13,410 and $13,587	48,285	49,016	51,634
Retirement plan	8,113	8,095	8,186
Deferred income taxes	5,881	3,634	2,396
Other	1,322	1,352	1,442

TOTAL LONG-TERM LIABILITIES	63,601	62,097	63,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,155,349, 8,140,599 and 8,134,599 shares issued and outstanding	81	81	81
Capital in excess of par value	101,305	101,119	100,865
Retained earnings	72,943	68,177	60,874
Accumulated other comprehensive loss	(2,598)	(2,700)	(3,091)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	170,553	165,499	157,551

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$315,147	$322,699	$351,445

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Quarter Ended
	September 24, 2009	September 25, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,766	$(384)
Depreciation and amortization	3,778	3,943
Loss on disposition of properties	63	179
Deferred income tax expense	2,173	—
Stock-based compensation expense	87	55
Change in current assets and current liabilities:
Accounts receivable, net	(639)	(8,308)
Inventories	6,825	4,050
Prepaid expenses and other current assets	18	224
Accounts payable	7,102	7,623
Accrued expenses	(1,200)	(3,081)
Income taxes payable/receivable	911	163
Other operating assets	148	818

Net cash provided by operating activities	24,032	5,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,214)	(900)
Proceeds from disposition of properties	—	48
Cash surrender value of officers’ life insurance	(115)	(157)

Net cash used in investing activities	(2,329)	(1,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	32,369	36,355
Repayments of revolving credit borrowings	(50,597)	(40,467)
Principal payments on long-term debt	(872)	(874)
(Decrease) increase in book overdraft	(2,554)	671
Issuance of Common Stock under option plans	90	—
Tax benefit of stock options exercised	9	—

Net cash (used in) provided by financing activities	(21,555)	(4,315)

NET INCREASE (DECREASE) IN CASH	148	(42)
Cash, beginning of period	863	716

Cash, end of period	$1,011	$674

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except where noted and per share data)
Note 1 — Basis of Presentation
As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2010 are to the fiscal year ending June 24, 2010. References herein to fiscal 2009 are to the fiscal year ended June 25, 2009. References herein to the first quarter of fiscal 2010 are to the quarter ended September 24, 2009. References herein to the first quarter of fiscal 2009 are to the quarter ended September 25, 2008.
In the opinion of our management, the accompanying statements fairly present the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of our management, are necessary for the fair presentation of the results of the interim periods.
The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet as of June 25, 2009 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We suggest that you read these financial statements in conjunction with the financial statements and notes thereto included in our 2009 Annual Report filed on Form 10-K for the year ended June 25, 2009.
Subsequent events have been evaluated through October 28, 2009, the date of issuance of the Company’s Consolidated Financial Statements.
Note 2 — Accounts Receivable
Included in accounts receivable as of September 24, 2009, June 25, 2009 and September 25, 2008 are $1,109, $1,121 and $880, respectively, relating to workers’ compensation excess claim recoveries.
Note 3 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

	September 24,	June 25,	September 25,
	2009	2009	2008
Raw material and supplies	$39,034	$50,525	$40,968
Work-in-process and finished goods	60,430	55,764	82,014

Inventories	$99,464	$106,289	$122,982

Note 4 — Income Taxes
We eliminated the valuation allowance related to the potential realization of net operating loss carryforwards during fiscal 2009. At the beginning of fiscal year 2010, we had approximately $1.4 million of state (net of the federal effect) and $1.3 million of federal net operating loss (“NOL”) carryforwards for income tax purposes. The state NOL carryforwards relate to losses generated during the years ended June 26, 2008, June 28, 2007 and June 29, 2006, which generally have a carryforward period of approximately twelve years before expiration. The federal NOL carryforwards relate to losses generated during the year ended June 26, 2008, which generally have a carryforward period of twenty years before expiration. We believe that the state NOL carryforwards will be fully utilized before expiration and the federal NOL carryforwards will be fully utilized during fiscal 2010.
As of September 24, 2009, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit) expense caption in the statement of operations. We file income tax returns with federal and state tax authorities within the United States of America. The Internal Revenue Service has concluded auditing our Company’s tax return for fiscal 2004, and there was no material impact to our Company. The Illinois Department of Revenue is currently auditing our tax returns for fiscal 2006 and fiscal 2007. No other tax jurisdictions are material to us.

As of September 24, 2009, there have been no material changes to the amount of unrecognized tax benefits. We do not anticipate that total unrecognized tax benefits will significantly change in the future.
Note 5 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average number of shares outstanding used in computing earnings per share:

	For the Quarter Ended
	September 24,	September 25,
	2009	2008
Weighted average number of shares outstanding — basic	10,621,842	10,614,125
Effect of dilutive securities:
Stock options and restricted stock units	42,883	—

Weighted average number of shares outstanding — diluted	10,664,725	10,614,125

288,125 anti-dilutive stock options with a weighted average exercise price of $13.78 were excluded from the computation of diluted earnings per share for the quarter ended September 24, 2009. 470,440 stock options with a weighted average exercise price of $11.49 were excluded from the computation of diluted earnings per share for the quarter ended September 25, 2008 due to the net loss for the period.
Note 6 — Stock-Based Compensation
At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) under which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights, Common Stock or dividends and dividend equivalents. A maximum of 500,000 of the 1,000,000 shares of Common Stock may be used for grants of Common Stock, restricted stock and restricted stock units. Additionally, awards of options or stock appreciation rights are limited to 100,000 shares annually to any single individual, and awards of Common Stock, restricted stock or restricted stock units are limited to 50,000 shares annually to any single individual. During the second quarter of fiscal 2009, 46,500 restricted stock units were awarded to employees and members of the Board of Directors. The vesting period is three years for awards to employees and one year for awards to non-employee members of the Board of Directors. We are recognizing expenses over the applicable vesting period based upon the market value of our Common Stock at the grant date. As of September 24, 2009, all restricted unit awards remain outstanding with a weighted average remaining life of 1.7 years. Also, 1,500 stock options were granted during fiscal 2009 under the 2008 Equity Incentive Plan. The exercise price of the options was determined as set forth in the 2008 Equity Incentive Plan by the Compensation Committee of our Board of Directors, and must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2008 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 2008 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options. As of September 24, 2009, 952,000 shares of Common Stock remain authorized for future grants of awards.
The 2008 Equity Incentive Plan replaced a stock option plan approved at our annual meeting of stockholders on October 28, 1998 (the “1998 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards could be made. There were 700,000 shares of Common Stock authorized for issuance to certain key employees and “outside directors” (i.e., directors who are not employees of our Company). The exercise price of the options was determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors. The exercise price for the stock options was at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options issued pursuant to the 1998 Equity Incentive Plan. Through fiscal 2007, all of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Effective fiscal 2008, all option grants are non-qualified awards. The 1998 Equity Incentive Plan terminated on September 1, 2008. However, all outstanding options issued pursuant to the 1998 Equity Incentive Plan will continue to be governed by the terms of the 1998 Equity Incentive Plan.

The following is a summary of stock option activity for the first quarter of fiscal 2010:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term	Intrinsic Value
Outstanding, at June 25, 2009	381,940	$11.97
Activity:
Granted	—	—
Exercised	(14,750)	6.08
Forfeited	(2,000)	9.92

Outstanding, at September 24, 2009	365,190	$12.22	4.80	$727

Exercisable, at September 24, 2009	287,940	$13.19	4.02	$499

No stock options were granted during the first quarter of fiscal 2010 or the first quarter of fiscal 2009. The total intrinsic value of options exercised during the first quarter of fiscal 2010 was $27. There were no options exercised during the first quarter of fiscal 2009.
Compensation expense attributable to stock-based compensation during the first quarters of fiscal 2010 and fiscal 2009 was $87 and $55, respectively. As of September 24, 2009, there was $421 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 0.99 years.
Note 7 — Retirement Plan
On August 2, 2007, our Compensation, Nominating and Corporate Governance Committee approved a restated Supplemental Retirement Plan (the “SERP”) for certain of our named executive officers and key employees, effective as of August 25, 2005. The purpose of the SERP is to provide an unfunded, non-qualified deferred compensation benefit upon retirement, disability or death to certain executive officers and key employees. The monthly benefit is based upon each individual’s earnings and his or her number of years of service. Administrative expenses include the following net periodic benefit costs:

	For the Quarter Ended
	September 24,	September 25,
	2009	2008
Service cost	$36	$35
Interest cost	146	140
Amortization of prior service cost	239	239
Amortization of gain	(83)	(81)

Net periodic benefit cost	$338	$333

Note 8 — Distribution Channel and Product Type Sales Mix
We operate in a single reportable segment through which we sell various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

	Quarter Ended
	September 24,	September 25,
Distribution Channel	2009	2008
Consumer	$74,295	$75,110
Industrial	17,383	20,998
Food Service	14,668	18,012
Contract Packaging	13,718	13,036
Export	6,748	7,668

Total	$126,812	$134,824

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
	September 24,	September 25,
Product Type	2009	2008
Peanuts	22.0%	21.8%
Pecans	17.3	21.1
Cashews & Mixed Nuts	22.1	21.2
Walnuts	11.3	12.5
Almonds	10.8	11.8
Other	16.5	11.6

Total	100.0%	100.0%

Note 9 — Comprehensive Income (Loss)
We account for comprehensive income (loss) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 220, “Comprehensive Income”. This topic establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements. The topic requires that all components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements.
Note 10 — Commitments and Contingencies
We are party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is our management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition or results of operations.
Note 11 — Product Recall
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
Our total costs associated with the recall, which were all recorded in fiscal 2009, are estimated to be approximately $2.5 million. This total may be broken down as follows: (i) $1.7 million reduction in sales for shipments to customers; (ii) $0.3 million increase in cost of sales for recalled inventory in our possession; and (iii) $0.5 million increase in administrative expenses for our customers’ lost profits and other miscellaneous expenses. As of September 24, 2009 and June 25, 2009, our accrued liability for product recall was $394 and $435, respectively.
We currently intend to aggressively pursue the recovery of our recall costs from Setton, Setton’s insurance and our own insurance; however, we can provide no assurance as to the likelihood, extent (if any) or timing of any such recovery.

Note 12 — Fair Value of Financial Instruments
The fair value of our fixed rate debt as of September 24, 2009 and June 25, 2009, including current maturities, was estimated to be approximately $28,000 and $29,000, respectively, compared to a carrying value of $32,800 and $33,400, respectively. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances for similar terms. The carrying amounts of our other financial instruments approximate their estimated fair values.
Note 13 — Recent Accounting Pronouncements
In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” Under Statement No. 168, the FASB Accounting Standards Codification (“Codification”) became the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal security laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification became nonauthoritative. The GAAP hierarchy was modified to include only two levels of GAAP — authoritative and nonauthoritative. This Statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We began using the new Codification when referring to GAAP in this quarterly report on Form 10-Q for the quarter ended September 24, 2009. The effect of adopting Statement No. 168 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles amendments based upon Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” Accounting Standards Update No. 2009-01 amended the FASB Accounting Standards Codification for the issuance of Statement No. 168. Accounting Standards Update No. 2009-01 includes Statement No. 168 in its entirety, including the accounting standards update instructions.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3, which is effective immediately, clarifies the application of SFAS 157 in a market that is not active. The implementation of SFAS 157 for financial assets and financial liabilities, effective for our first quarter of fiscal 2009, did not have a material impact on our consolidated financial position and results of operations. After the Codification, all fair value measurement accounting is included as Topic 820. The implementation of Topic 820 for nonfinancial assets and nonfinancial liabilities, effective for our first quarter of fiscal 2010, did not have a material impact on our consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS No. 141(R) and FSP FAS 141(R)-1 were effective for us beginning June 26, 2009, and will apply prospectively to business combinations completed on or after that date. After the Codification, all business combination accounting is included as Topic 805. The impact of the adoption of Topic 805 will depend upon the nature of acquisitions completed after the date of adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our new financing arrangements.” The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2010 are to the fiscal year ending June 24, 2010. References herein to fiscal 2009 are to the fiscal year ended June 25, 2009. References herein to the first quarter of fiscal 2010 are to the quarter ended September 24, 2009. References herein to the first quarter of fiscal 2009 are to the quarter ended September 25, 2008.
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
We face a number of challenges in the future. In addition to operating in a difficult economic environment, specific challenges, among others, include increasing our profitability, intensified competition, fluctuating commodity costs and our ability to achieve the anticipated benefits of our facility consolidation project. We will focus on seeking additional profitable business to utilize the additional production capacity at the New Site (as defined below). We are devoting more funds to promote and advertise our Fisher brand to attempt to regain market share that has been lost in recent years. However, this effort may be challenging because, among other things, consumer preferences have shifted towards lower-priced private label products from higher-priced branded products as a result of current economic conditions. In addition, private label products generally provide lower margins than branded products. Also, we will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base, and we will face the challenges presented by the current state of the domestic and global economy. See the information referenced in Part II, Item 1A — “Risk Factors”.
QUARTERLY HIGHLIGHTS
Our net sales for the first quarter of fiscal 2010 decreased by $8.0 million, or 5.9%, to $126.8 million from $134.8 million for the first quarter of fiscal 2009. The decrease in net sales came mainly from price reductions on the sales of walnuts and almonds and a decline in sales volume for pecans due to a smaller 2008 pecan crop. Total pounds shipped to customers in the current first quarter increased by 0.9% in comparison to total pounds shipped to customers in the first quarter of fiscal 2009. Increases in pounds shipped to customers in the consumer, contract packaging and export distribution channels were offset in large part by volume declines in the industrial and food service distribution channels, which occurred primarily as a result of decreased pecan sales and the impact of the current economic environment in these two distribution channels.
Our gross profit margin, as a percentage of net sales, increased from 10.5% for the first quarter of fiscal 2009 to 18.8% for the first quarter of fiscal 2010, and gross profit increased by $9.7 million. Gross profit margins improved on the sales of most major product types mainly due to lower acquisition costs for the primary commodities that we purchase. This was especially the case for products containing peanuts and cashews. The acquisition costs for peanuts and cashews were higher in the first quarter of fiscal 2009 because of temporary supply interruptions that did not recur in the first quarter of fiscal 2010. Similarly, the gross profit margin for the first quarter of fiscal 2009 was impacted negatively by a $3.0 million charge to reduce pecan inventory carrying value to market while no such material write downs were recorded in the first quarter of fiscal 2010. Improvements in manufacturing efficiencies throughout our Company also contributed significantly to the increase in gross profit margin. Our income before income taxes for the first quarter of fiscal 2010 was $7.8 million compared to a net loss of $0.4 million for the first quarter of fiscal 2009. The improvements in gross margin described above are primarily responsible for the significant increase in income before income taxes.
RESULTS OF OPERATIONS
Net Sales
Our net sales decreased by 5.9% to $126.8 million for the first quarter of fiscal 2010 from $134.8 million for the first quarter of fiscal 2009. The quarterly decrease was primarily due to lower average selling prices which were influenced by lower acquisition costs for our major commodities, especially peanuts and cashews. Our overall sales volume increased by 0.9%. Increases in pounds shipped to customers in the consumer, contract packaging and export distribution channels were offset in large part by volume declines in the industrial and food service distribution channels, which occurred primarily as a result of decreased pecan sales and the impact of the current economic environment in these two distribution channels.

The following table shows a comparison of sales by distribution channel (dollars in thousands):

	Quarter Ended
	September 24,	September 25,
Distribution Channel	2009	2008
Consumer	$74,295	$75,110
Industrial	17,383	20,998
Food Service	14,668	18,012
Contract Packaging	13,718	13,036
Export	6,748	7,668

Total	$126,812	$134,824

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
	September 24,	September 25,
Product Type	2009	2008
Peanuts	22.0%	21.8%
Pecans	17.3	21.1
Cashews & Mixed Nuts	22.1	21.2
Walnuts	11.3	12.5
Almonds	10.8	11.8
Other	16.5	11.6

Total	100.0%	100.0%

Net sales in the consumer distribution channel decreased by 1.1% in dollars but increased by 2.6% in volume in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Private label consumer sales volume increased by 12.9% in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to (i) a significant new customer that was added during the last half of fiscal 2009 and (ii) a general increase in sales of private label products due to current economic conditions. Fisher brand sales volume decreased 15.3% for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to a decrease in (i) baking nut sales to a major customer and (ii) peanut sales to a separate major customer.
Net sales in the industrial distribution channel decreased by 17.2% in dollars and 4.0% in sales volume in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The sales volume decrease is primarily due to lower pecan sales mainly from a limited supply of pecans available for the industrial distribution channel.
Net sales in the food service distribution channel decreased by 18.6% in dollars and 9.4% in volume in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. This decrease is primarily due to the effects of current economic conditions as consumers are spending less money at restaurants.
Net sales in the contract packaging distribution channel increased by 5.2% in dollars and 9.2% in volume in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The sales volume increase is due to increased business with our major contract packaging customer and a separate contract packaging customer.
Net sales in the export distribution channel decreased by 12.0% in dollars but increased 2.8% in volume in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The increase in volume is due to higher almond sales.
Gross Profit
Gross profit for the first quarter of fiscal 2010 increased 68.3% to $23.9 million from $14.2 million for the first quarter of fiscal 2009. Gross margin increased to 18.8% of net sales for the first quarter of fiscal 2010 from 10.5% for the first quarter of fiscal 2009. Gross profit margins improved on the sales of most major product types mainly due to lower acquisition costs for the primary commodities that we purchase. This was especially the case for products containing peanuts and cashews. The acquisition costs for peanuts and cashews were higher in the first quarter of fiscal 2009 because of temporary supply interruptions that did not recur in the first quarter of fiscal 2010. Similarly, the gross profit margin for the first quarter of fiscal 2009 was impacted negatively by a $3.0 million charge to reduce pecan inventory carrying value to market while no such material write downs were recorded in the first quarter of fiscal 2010. Improvements in manufacturing efficiencies throughout our Company also contributed significantly to the increase in gross profit margin.
Operating Expenses
Selling and administrative expenses for the first quarter of fiscal 2010 increased to 11.2% of net sales from 9.3% of net sales for the first quarter of fiscal 2009. Selling expenses for the first quarter of fiscal 2010 were $8.7 million, an increase of $0.7 million, or 9.3%, from the first quarter of fiscal 2009. This increase is primarily due to a (i) $0.3 million increase in incentive compensation expense as a result of improved operating results and (ii) $0.2 million increase in salaries. Administrative expenses for the first quarter of fiscal 2010 were $5.4 million, an increase of $0.8 million, or 17.9%, from the first quarter of fiscal 2009. This increase is primarily due to a $0.5 million increase in incentive compensation expense from improved operating results. Operating expenses were reduced by $0.3 million during the first quarter of fiscal 2009 for the difference between our previously estimated cost of withdrawal from the multiemployer pension plan and the actual cost determined by the multiemployer pension plan.
Income from Operations
Due to the factors discussed above, income from operations increased to $9.7 million, or 7.7% of net sales, for the first quarter of fiscal 2010 from income of $1.9 million, or 1.4% of net sales, for the first quarter of fiscal 2009.
Interest Expense
Interest expense for the first quarter of fiscal 2010 decreased to $1.4 million from $2.1 million for the first quarter of fiscal 2009. The decrease is primarily due to lower average debt levels.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.4 million for the first quarter of fiscal 2010 compared to $0.2 million for the first quarter of fiscal 2009. The increase in net expense is due to lower rental income as a result of certain infrequent expenses such as parking lot maintenance expenses that were incurred during the first quarter of fiscal 2010.
Income Tax Expense (Benefit)
Income tax expense was $3.1 million, or 39.3% of income before income taxes, for the first quarter of fiscal 2010 compared to a benefit of $0.0 million, or 7.9% of loss before income taxes, for the first quarter of fiscal 2009. We eliminated the valuation allowance related to the potential realization of net operating loss carryforwards during the fourth quarter of fiscal 2009. Income tax expense should be at a normal rate for the foreseeable future.
Net Income (Loss)
Net income was $4.8 million, or $0.45 per common share (basic and diluted), for the first quarter of fiscal 2010, compared to a net loss of ($0.4) million, or ($0.04) per common share (basic and diluted), for the first quarter of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility (as defined below). We have intensified our management of working capital as a result of the current economic situation. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. However, in the current economic environment no assurance can be given. See Part II, Item 1A — “Risk Factors”.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $24.0 million for the first quarter of fiscal 2010 compared to $5.3 million for the first quarter of fiscal 2009. This increase is primarily due to improved operating results and lower nut acquisition costs affecting our investment in inventories.
We repaid $0.9 million of long-term debt during the first quarter of fiscal 2010, $0.8 million of which was related to the Mortgage Facility. The net reduction in our Credit Facility was $18.2 million.
Total inventories were $99.5 million at September 24, 2009, a decrease of $6.8 million, or 6.4%, from the balance at June 25, 2009, and a decrease of $23.5 million, or 19.1%, from the balance at September 25, 2008. The decrease from June 25, 2009 to September 24, 2009 is primarily due to the timing of crop receipts. The decrease from September 25, 2008 to September 24, 2009 is primarily due to decreases in finished goods and work-in-process resulting from more effective inventory management and lower nut costs.
Net accounts receivable were $35.4 million at September 24, 2009, an increase of $0.6 million, or 1.8%, from the balance at June 25, 2009, and a decrease of $7.3 million, or 17.2%, from the balance at September 25, 2008. The increase in net accounts receivable from June 25, 2009 to September 24, 2009 is due primarily to higher sales in the month of September 2009 compared to June 2009. The decrease in net accounts receivable from September 25, 2008 to September 24, 2009 is due to lower sales in September 2009 compared to September 2008. Accounts receivable allowances were $2.9 million, $2.8 million and $2.7 million at September 24, 2009, June 25, 2009 and September 25, 2008, respectively.
Current economic and credit conditions have adversely impacted demand for consumer products and the credit markets. These conditions could, among other things, have a material adverse effect on the cash received from our operations and the availability and cost of capital. See Part II, Item 1A — “Risk Factors”.
Real Estate Matters
In August 2008, we completed the consolidation of our Chicago-based facilities into a single facility in Elgin, Illinois (the “New Site”). As part of the facility consolidation project, on April 15, 2005, we closed on the $48.0 million purchase of the New Site. The New Site includes both an office building and a warehouse. We leased 41.5% of the office building back to the seller for a three year period ending in April 2008. The seller did not exercise its option to renew its lease and vacated the office building. Accordingly, we are currently attempting to find replacement tenant(s) for the space that was rented by the seller of the New Site. Until replacement tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 80% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the New Site.
On March 28, 2006, JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Original Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). We subsequently entered into a sales contract with a potential buyer of the Original Site. The sales contract was recently terminated as the potential buyer was unable to secure financing. While we are currently actively searching for new potential buyers of the Original Site, we cannot ensure that a sale will occur in the next twelve months. We therefore reclassified $5.6 million from current assets to property, plant and equipment. The Mortgage Facility is secured, in part, by the Original Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. Our total costs under the Development Agreement were $6.8 million as of September 24, 2009, June 25, 2009 and September 25, 2008, (i) $5.6 million of which is currently recorded as a component of “Property, Plant and Equipment” as of September 24, 2009 and June 25, 2009 and was previously recorded as an “Asset Held for Sale” as of September 25, 2008 and (ii)

$1.2 million of which is recorded as “Rental Investment Property”. We have reviewed the assets under the Development Agreement and concluded that no adjustment of the carrying value is required.
Financing Arrangements
On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “Credit Facility”). Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Credit Facility and Mortgage Facility replaced our prior revolving credit facility (the “Prior Credit Facility”) and long-term financing facility (the “Prior Note Agreement”). Our new financing arrangements were secured, in part, to generally obtain more flexible covenants than those associated with the Prior Note Agreement and Prior Credit Facility, which we were not in full compliance with during the first three quarters of fiscal 2008. We currently expect to be in compliance with all financial covenants under the Credit Facility and Mortgage Facility for the foreseeable future and we currently have full access to our new financing; however, it is possible that current economic and credit conditions could adversely impact our Bank Lenders’ ability to honor their commitments to us under the Credit Facility. See Part II, Item 1A — “Risk Factors”.
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
The Credit Facility matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of September 24, 2009, the weighted average interest rate for the Credit Facility was 2.60%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $15.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Credit Facility does not include, among other things, a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 24, 2009, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future, but see Part II, Item 1A — “Risk Factors”. As of September 24, 2009, we had $69.9 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.
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
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Original Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Facility does not include, among other things, a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 24, 2009, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $30.4 million has been classified as long-term debt as of September 24, 2009, but see Part II, Item 1A — “Risk Factors”. This $30.4 million represents scheduled principal payments due under Tranche A beyond twelve months of September 24, 2009.
As of September 24, 2009, we had $4.7 million in aggregate principal amount of industrial development bonds (the “bonds”) outstanding, which was originally used to finance the acquisition, construction and equipping of our Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.4 million in fiscal 2010 to $0.8 million in fiscal 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not less than the $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and therefore the financing obligation is being accounted for similarly to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the transaction. These partnerships were previously consolidated as variable interest entities. However, based upon reconsideration events in the third quarter of fiscal 2006 and in the first quarter of fiscal 2007, we determined that the partnerships were no longer subject to consolidation as variable interest entities. These partnerships are no longer considered variable interest entities subject to consolidation because the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction. As of September 24, 2009, $13.6 million of the debt obligation was outstanding.
Capital Expenditures
We spent $2.2 million on capital expenditures during the first quarter of fiscal 2010 compared to $0.9 million during the first quarter of fiscal 2009. Total capital expenditures for fiscal 2010 are estimated to be approximately $8.0 million.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” Under Statement No. 168, the FASB Accounting Standards Codification (“Codification”) became the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal security laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification became nonauthoritative. The GAAP hierarchy was modified to include only two levels of GAAP — authoritative and nonauthoritative. This Statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We began using the new Codification when referring to GAAP in this quarterly report on Form 10-Q for the quarter ended September 24, 2009. The effect of adopting Statement No. 168 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” Accounting Standards Update No. 2009-01 amended the FASB Accounting Standards Codification for the issuance of Statement No. 168. Accounting Standards Update No. 2009-01 includes Statement No. 168 in its entirety, including the accounting standards update instructions.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3, which is effective immediately, clarifies the application of SFAS 157 in a market that is not active. The implementation of SFAS 157 for financial assets and financial liabilities, effective for our first quarter of fiscal 2009, did not have a material impact on our consolidated financial position and results of operations. After the Codification, all fair value measurement accounting is included as Topic 820. The implementation of Topic 820 for nonfinancial assets and nonfinancial liabilities, effective for our first quarter of fiscal 2010, did not have a material impact on our consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS No. 141(R) and FSP FAS 141(R)-1 were effective for us beginning June 26, 2009, and will apply prospectively to business combinations completed on or after that date. After the Codification, all business combination accounting is included as Topic 805. The impact of the adoption of Topic 805 will depend upon the nature of acquisitions completed after the date of adoption.

FORWARD LOOKING STATEMENTS
The statements contained in this filing that are not historical (including statements concerning our Company’s expectations regarding market risk) are “forward looking statements.” These forward looking statements, which can be identified by the use of forward looking words and phrases such as “will”, “intends”, “may”, “could”, “believes” or “expects”, represent our Company’s present expectations or beliefs concerning future events. Our Company cautions that such statements are qualified by important factors (including the factors referred to in Part II, Item 1A — “Risk Factors” and other factors such as the timing and occurrence (or nonoccurrence) of other transactions and events) that are beyond our Company’s control but that could cause the actual results to materially differ from those in the forward looking statements. Consequently, results actually achieved may materially differ from the expected results included in these forward looking statements. Among the factors that could cause the results to materially differ from the current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, including a decline in sales to one or more key customers; (iii) changes in the availability and cost of raw materials and the impact of fixed price commitments with customers; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where we are financially responsible for such losses; (v) our ability to lessen the negative impact of competitive and pricing pressures; (vi) losses associated with product recalls or the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (vii) risks and uncertainties regarding our Elgin, Illinois facility, including the underutilization thereof; (viii) our ability to retain key personnel; (ix) our largest stockholder possessing a majority of the aggregate voting power of our Company, which may make a takeover or change in control more difficult; (x) the potential negative impact of government regulations, including the Public Health Security and Bioterrorism Preparedness and Response Act and laws and regulations pertaining to food safety; (xi) our ability to do business in emerging markets; (xii) deterioration in economic conditions, including restricted liquidity in financial markets, and the impact of these conditions on our lenders, customers and suppliers; (xiii) our ability to obtain additional capital, if needed; and (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 25, 2009.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 24, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 24, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 24, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is our management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors which could materially affect our Company’s business, financial condition or future results as discussed in Part I, “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 25, 2009. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 25, 2009 during the first quarter of fiscal 2010.
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2009.

JOHN B. SANFILIPPO & SON, INC.
By:	/s/ Michael J. Valentine
Michael J. Valentine
Chief Financial Officer and Group President

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of Registrant(19)

3.2	Amended and Restated Bylaws of Registrant(18)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987, dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.4	The Registrant’s 1998 Equity Incentive Plan(4)

10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

10.12	The Registrant’s Restated Supplemental Retirement Plan (15)

10.13	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

10.14	Termination Agreement, dated as of January 11, 2006, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(10)

10.15	Assignment and Assumption Agreement, dated March 28, 2006, by and between JBSS Properties, LLC and the City of Elgin, Illinois(11)

10.16	Agreement of Purchase and Sale between the Company and Prologis(12)

10.17	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 3001 Malmo Drive, Arlington Heights, Illinois(13)

Exhibit
Number	Description
10.18	Lease Agreement between the Company, as Tenant, and Palmtree Acquisition Corporation, as Landlord for property at 1851 Arthur Avenue, Elk Grove Village, Illinois(13)

10.19	Agreement for Purchase of Real Estate and Related Property by and among the Company, as Seller, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Purchasers(14)

10.20	Industrial Building Lease by and between the Company, as Tenant, and Arthur/Busse Limited Partnership and 300 East Touhy Limited Partnership, as Landlord, dated September 20, 2006(14)

10.21	Sanfilippo Value Added Plan, dated October 24, 2007(16)

10.22	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(17)

10.23	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(17)

10.24	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(17)

10.25	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(17)

10.26	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(17)

10.27	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(17)

10.28	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(17)

10.29	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(17)

10.30	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(17)

10.31	First Amendment to the Registrant’s 2008 Equity Incentive Plan(20)

10.32	The Registrant’s 2008 Equity Incentive Plan, as amended(20)

10.33	The Registrant’s Employee Restricted Stock Unit Award Agreement(21)

10.34	The Registrant’s Non-Employee Director Restricted Stock Unit Award Agreement(21)

10.35	Form of Indemnification Agreement(22)

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-100	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 29, 2005 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 28, 2006 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2006 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 20, 2006 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 24, 2007 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 13, 2008 (Commission File No. 0-19681).

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 29, 2009 (Commission File No. 0-19681).