Form 10-Q
period 2009-12-24
SANFILIPPO JOHN B & SON INC
filed 2010-01-27
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
As of January 27, 2010, 8,043,449 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 24, 2009
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24,	December 25,	December 24,	December 25,
	2009	2008	2009	2008
Net sales	$180,070	$177,755	$306,882	$312,579
Cost of sales	147,334	153,209	250,272	273,849

Gross profit	32,736	24,546	56,610	38,730

Operating expenses:
Selling expenses	11,824	10,379	20,547	18,362
Administrative expenses	5,530	5,106	10,971	9,719
Restructuring expenses	—	—	—	(332)

Total operating expenses	17,354	15,485	31,518	27,749

Income from operations	15,382	9,061	25,092	10,981

Other expense:
Interest expense ($270, $273, $540 and $548 to related parties)	(1,339)	(2,099)	(2,786)	(4,242)
Rental and miscellaneous income (expense), net	(225)	(411)	(641)	(605)

Total other expense, net	(1,564)	(2,510)	(3,427)	(4,847)

Income before income taxes	13,818	6,551	21,665	6,134
Income tax expense	4,998	712	8,079	679

Net income	$8,820	$5,839	$13,586	$5,455
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	102	103	204	206

Net comprehensive income	$8,922	$5,942	$13,790	$5,661

Basic earnings per common share	$0.83	$0.55	$1.28	$0.51

Diluted earnings per common share	$0.82	$0.55	$1.27	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 24,	June 25,	December 25,
	2009	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$4,501	$863	$6,579
Accounts receivable, less allowances of $3,744, $2,765 and $2,829	40,613	34,760	48,350
Inventories	121,695	106,289	128,296
Deferred income taxes	4,530	4,108	2,722
Prepaid expenses and other current assets	1,384	1,784	2,448

TOTAL CURRENT ASSETS	172,723	147,804	188,395

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463	9,463
Buildings	101,086	100,482	100,008
Machinery and equipment	148,710	150,266	148,212
Furniture and leasehold improvements	3,885	6,231	6,213
Vehicles	603	676	667
Construction in progress	1,954	1,734	926

	265,701	268,852	265,489
Less: Accumulated depreciation	133,293	134,648	128,033

	132,408	134,204	137,456
Rental investment property, less accumulated depreciation of $4,009, $3,559 and $3,110	31,691	32,141	32,590

TOTAL PROPERTY, PLANT AND EQUIPMENT	164,099	166,345	170,046

Cash surrender value of officers’ life insurance and other assets	7,608	7,981	8,256
Brand name, less accumulated amortization of $7,565, $7,351 and $7,138	355	569	782

TOTAL ASSETS	$344,785	$322,699	$367,479

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 24,	June 25,	December 25,
	2009	2009	2008
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$4,933	$33,232	$55,141
Current maturities of long-term debt, including related party debt of $244, $234 and $225	11,435	11,690	11,948
Accounts payable, including related party payables of $180, $687 and $592	54,303	23,479	48,207
Book overdraft	7,759	5,632	6,409
Accrued payroll and related benefits	8,639	8,713	6,354
Accrued workers’ compensation	5,436	5,159	4,581
Other accrued expenses	6,736	7,149	7,291
Income taxes payable	2,639	49	31

TOTAL CURRENT LIABILITIES	101,880	95,103	139,962

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,285, $13,410 and $13,529	47,660	49,016	50,910
Retirement plan	8,132	8,095	8,252
Deferred income taxes	6,212	3,634	3,398
Other	1,292	1,352	1,412

TOTAL LONG-TERM LIABILITIES	63,296	62,097	63,972

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,161,349, 8,140,599 and 8,140,599 shares issued and outstanding	82	81	81
Capital in excess of par value	101,438	101,119	100,917
Retained earnings	81,763	68,177	66,713
Accumulated other comprehensive loss	(2,496)	(2,700)	(2,988)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	179,609	165,499	163,545

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$344,785	$322,699	$367,479

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 24,	December 25,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,586	$5,455
Depreciation and amortization	7,833	8,090
Loss on disposition of properties	58	145
Deferred income tax expense	2,156	676
Stock-based compensation expense	177	71
Change in current assets and current liabilities:
Accounts receivable, net	(5,853)	(13,926)
Inventories	(15,406)	(1,264)
Prepaid expenses and other current assets	400	(856)
Accounts payable	30,824	22,852
Accrued expenses	(210)	(1,209)
Income taxes payable	2,590	253
Other operating assets	(47)	601

Net cash provided by operating activities	36,108	20,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,557)	(2,508)
Proceeds from disposition of properties	3	90
Cash surrender value of officers’ life insurance	(133)	(198)

Net cash used in investing activities	(4,687)	(2,616)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	92,180	87,091
Repayments of revolving credit borrowings	(120,479)	(99,898)
Principal payments on long-term debt	(1,754)	(1,749)
Increase in book overdraft	2,127	2,111
Issuance of Common Stock under option plans	116	36
Tax benefit of stock options exercised	27	—

Net cash used in financing activities	(27,783)	(12,409)

NET INCREASE IN CASH	3,638	5,863
Cash, beginning of period	863	716

Cash, end of period	$4,501	$6,579

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	143	—
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except where noted and per share data)
Note 1 — Basis of Presentation
As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2010 are to the fiscal year ending June 24, 2010. References herein to fiscal 2009 are to the fiscal year ended June 25, 2009. References herein to the second quarter of fiscal 2010 are to the quarter ended December 24, 2009. References herein to the second quarter of fiscal 2009 are to the quarter ended December 25, 2008. References herein to the first twenty-six weeks of fiscal 2010 are to the twenty-six weeks ended December 24, 2009. References herein to the first twenty-six weeks of fiscal 2009 are to the twenty-six weeks ended December 25, 2008.
In the opinion of our management, the accompanying statements fairly present the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of our management, are necessary for the fair presentation of the results of the interim periods.
The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet as of June 25, 2009 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We suggest that you read these financial statements in conjunction with the financial statements and notes thereto included in our 2009 Annual Report filed on Form 10-K for the fiscal year ended June 25, 2009.
Subsequent events have been evaluated through January 27, 2010, the date of issuance of the Company’s Consolidated Financial Statements.
Note 2 — Accounts Receivable
Included in accounts receivable as of December 24, 2009, June 25, 2009 and December 25, 2008 are $1,114, $1,121 and $886, respectively, relating to workers’ compensation excess claim recoveries.
Note 3 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

	December 24,	June 25,	December 25,
	2009	2009	2008
Raw material and supplies	$75,621	$50,525	$74,862
Work-in-process and finished goods	46,074	55,764	53,434

Inventories	$121,695	$106,289	$128,296

Note 4 — Income Taxes
During fiscal 2009, we continued to provide a valuation allowance related to state net operating loss (NOL) carryforwards until we eliminated the valuation allowance related to the potential realization of state NOL carryforwards during the fourth quarter of fiscal 2009. In fiscal 2010, we believe that the state NOL carryforwards, which generally have a carryforward period of approximately twelve years, will be fully utilized before the expiration period ends.
As of December 24, 2009, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit) expense caption in the statement of operations. We file income tax returns with federal and state tax authorities within the United States of America. The Internal Revenue Service has concluded auditing our Company’s tax return for fiscal 2004, and there was no material impact to our Company. The Illinois Department of Revenue has recently concluded auditing our tax returns for fiscal 2006 and fiscal 2007 with no material adjustments. No other tax jurisdictions are material to us.

As of December 24, 2009, there have been no material changes to the amount of unrecognized tax benefits. We do not anticipate that total unrecognized tax benefits will significantly change in the future.
Note 5 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average number of shares outstanding used in computing earnings per share:

			For the Twenty-six Weeks
	For the Quarter Ended		Ended
	December 24,	December 25,	December 24,	December 25,
	2009	2008	2009	2008
Weighted average shares outstanding — basic	10,636,804	10,618,587	10,629,323	10,616,356
Effect of dilutive securities:
Stock options and restricted stock units	91,673	8,316	67,278	27,104

Weighted average shares outstanding — diluted	10,728,477	10,626,903	10,696,601	10,643,460

125,625 anti-dilutive stock options with a weighted average exercise price of $17.86 were excluded from the computation of diluted earnings per share for the quarter ended December 24, 2009. 356,875 anti-dilutive stock options with a weighted average exercise price of $12.48 were excluded from the computation of diluted earnings per share for the quarter ended December 25, 2008. 152,125 anti-dilutive stock options with a weighted average exercise price of $16.82 were excluded from the computation of diluted earnings per share for the twenty-six weeks ended December 24, 2009. 290,125 anti-dilutive stock options with a weighted average exercise price of $13.75 were excluded from the computation of diluted earnings per share for the twenty-six weeks ended December 25, 2008.
Note 6 — Stock-Based Compensation
At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights, Common Stock or dividends and dividend equivalents. A maximum of 500,000 of the 1,000,000 shares of Common Stock may be used for grants of Common Stock, restricted stock and restricted stock units. Additionally, awards of options or stock appreciation rights are limited to 100,000 shares annually to any single individual, and awards of Common Stock, restricted stock or restricted stock units are limited to 50,000 shares annually to any single individual. During the second quarter of fiscal 2009, 46,500 restricted stock units were awarded to employees and members of the Board of Directors. During the second quarter of fiscal 2010, 61,000 restricted stock units were awarded to employees and members of the Board of Directors. The vesting period is three years for awards to employees and one year for awards to non-employee members of the Board of Directors. We are recognizing expenses over the applicable vesting period based upon the market value of our Common Stock at the grant date. As of December 24, 2009, all 107,500 restricted unit awards remain outstanding with a weighted average remaining life of 2.1 years. Also, 1,500 stock options were granted during both fiscal 2009 and the first twenty-six weeks of fiscal 2010 under the 2008 Equity Incentive Plan. The exercise price of the options was determined as set forth in the 2008 Equity Incentive Plan by the Compensation Committee of our Board of Directors, and must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2008 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 2008 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options. As of December 24, 2009, 889,500 shares of Common Stock remain authorized for future grants of awards.
The 2008 Equity Incentive Plan replaced a stock option plan approved at our annual meeting of stockholders on October 28, 1998 (the “1998 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards could be made. There were 700,000 shares of Common Stock authorized for issuance to certain key employees and “outside directors” (i.e., directors who are not employees of our Company). The exercise price of the options was determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors and was at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options issued pursuant to the 1998 Equity Incentive Plan. Through fiscal 2007, all of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Effective fiscal 2008, all option grants are non-qualified awards. The 1998 Equity Incentive Plan terminated on September 1, 2008. However, all outstanding options issued pursuant to the 1998 Equity Incentive Plan will continue to be governed by the terms of the 1998 Equity Incentive Plan.
The following is a summary of stock option activity for the first twenty-six weeks of fiscal 2010:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term	Intrinsic Value
Outstanding, at June 25, 2009	381,940	$11.97
Activity:
Granted	1,500	15.30
Exercised	(20,750)	5.58
Forfeited	(25,500)	18.26

Outstanding, at December 24, 2009	337,190	$11.91	4.93	$1,477

Exercisable, at December 24, 2009	279,940	$12.55	4.42	$1,103

The weighted average grant date fair value of stock options granted during the first twenty-six weeks of fiscal 2010 was $8.30. No stock options were granted during the first twenty-six weeks of fiscal 2009. The total intrinsic value of options exercised during the first twenty-six weeks of fiscal 2010 and fiscal 2009 was $77 and $1, respectively.
Compensation expense attributable to stock-based compensation during the first twenty-six weeks of fiscal 2010 and fiscal 2009 was $177 and $71, respectively. As of December 24, 2009, there was $1,108 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 0.95 years.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Twenty-six
Weeks Ended
December 24,
2009
Weighted average expected stock-price volatility	53.27%
Average risk-free rate	3.04%
Average dividend yield	0.00%
Weighted average expected option life (in years)	6.25
Forfeiture percentage	5.00%
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

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24,	December 25,	December 24,	December 25,
	2009	2008	2009	2008
Service cost	$36	$34	$72	$69
Interest cost	146	141	292	281
Amortization of prior service cost	239	240	478	479
Amortization of gain	(83)	(81)	(166)	(162)

Net periodic benefit cost	$338	$334	$676	$667

Note 8 — Distribution Channel and Product Type Sales Mix
We operate in a single reportable segment through which we sell various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24,	December 25,	December 24,	December 25,
Distribution Channel	2009	2008	2009	2008
Consumer	$117,313	$104,025	$191,608	$179,135
Industrial	20,634	23,500	38,017	44,498
Food Service	14,618	17,960	29,286	35,972
Contract Packaging	14,850	16,737	28,568	29,773
Export	12,655	15,533	19,403	23,201

Total	$180,070	$177,755	$306,882	$312,579

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24,	December 25,	December 24,	December 25,
Product Type	2009	2008	2009	2008
Peanuts	16.9%	18.6%	19.0%	19.9%
Pecans	24.0	23.2	21.2	22.3
Cashews & Mixed Nuts	22.3	22.7	22.2	22.0
Walnuts	12.2	15.4	11.8	14.2
Almonds	10.5	9.2	10.6	10.4
Other	14.1	10.9	15.2	11.2

Total	100.0%	100.0%	100.0%	100.0%

Note 9 — Comprehensive Income
We account for comprehensive income in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 220, “Comprehensive Income”. This topic establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The topic requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
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
Our total costs associated with the recall, which were all recorded in fiscal 2009, were approximately $2.5 million. This total may be broken down as follows: (i) $1.7 million reduction in sales for shipments to customers; (ii) $0.3 million increase in cost of sales for recalled inventory in our possession; and (iii) $0.5 million increase in administrative expenses for our customers’ lost profits and other miscellaneous expenses. As of December 24, 2009 and June 25, 2009, our accrued liability for estimated product recall costs was $350 and $435, respectively.
We currently intend to aggressively pursue the recovery of our recall costs from Setton, Setton’s insurance and our own insurance; however, we can provide no assurance as to the likelihood, extent (if any) or timing of any such recovery.

Note 12 — Fair Value of Financial Instruments
The fair value of our fixed rate debt as of December 24, 2009 and June 25, 2009, including current maturities, was estimated to be approximately $28,000 and $29,000, respectively, compared to a carrying value of $32,200 and $33,400, respectively. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based upon companies with similar credit quality and size of debt issuances for similar terms. The carrying amounts of our other financial instruments approximate their estimated fair values.
Note 13 — Recent Accounting Pronouncements
In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“Statement No. 168). Under Statement No. 168, the FASB Accounting Standards Codification (“Codification”) became the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal security laws are also sources of authoritative GAAP for SEC registrants. On the effective date of Statement No. 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification became nonauthoritative. The GAAP hierarchy was modified to include only two levels of GAAP — authoritative and nonauthoritative. Statement No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We began using the new Codification when referring to GAAP in the quarterly report on Form 10-Q for the quarter ended September 24, 2009. The effect of adopting Statement No. 168 did not have a material impact on our consolidated financial statements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2010 are to the fiscal year ending June 24, 2010. References herein to fiscal 2009 are to the fiscal year ended June 25, 2009. References herein to the second quarter of fiscal 2010 are to the quarter ended December 24, 2009. References herein to the second quarter of fiscal 2009 are to the quarter ended December 25, 2008. References herein to the first twenty-six weeks of fiscal 2010 are to the twenty-six weeks ended December 24, 2009. References herein to the first twenty-six weeks of fiscal 2009 are to the twenty-six weeks ended December 25, 2008.
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
We face a number of challenges in the future. In addition to operating in a difficult economic environment, specific challenges, among others, include maintaining our profitability, intensified competition, fluctuating commodity costs and our ability to achieve the anticipated benefits of our facility consolidation project. We will focus on seeking additional profitable business to utilize the additional production capacity at the New Site (as defined below). We are devoting more funds to promote and advertise our Fisher brand to attempt to regain market share that has been lost in recent years. However, this effort may be challenging because, among other things, consumer preferences have shifted towards lower-priced private label products from higher-priced branded products primarily as a result of current economic conditions. In addition, private label products generally provide lower margins than branded products. Also, we will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base, and we will continue to face the challenges presented by the current state of the domestic and global economy. See the information referenced in Part II, Item 1A — “Risk Factors”.
QUARTERLY HIGHLIGHTS
Our net sales increased to $180.1 million for the second quarter of fiscal 2010 from $177.8 million for the second quarter of fiscal 2009. Sales volume, which is measured in pounds shipped to customers, increased by 9.7% in the quarterly comparison. The increase in sales volume occurred primarily in the consumer distribution channel. Sales volume increased for all of our major nut types except peanuts. For the first twenty-six weeks of fiscal 2010, net sales decreased to $306.9 million from $312.6 million for the first twenty-six weeks of fiscal 2009, while sales volume increased by 5.8%. As was the case in the quarterly comparison, the increase in sales volume in the year to date comparison occurred primarily in the consumer distribution channel. In the year to date comparison, sales volume increased for all of our major nut types except peanuts and pecans. Sales of new private label trail mix products and Fisher baking nut products with existing customers led to the increase in total sales volume in both comparisons. In both the quarterly and year to date comparisons, the weighted average sales price per pound shipped declined considerably despite a shift in sales volume away from lower priced peanut products to higher priced tree nut and trail mix products. The decline in the weighted average sales price per pound shipped for both comparisons resulted from price reductions, which were implemented primarily because of lower commodity costs.
Our gross profit margin increased from 13.8% for the second quarter of fiscal 2009 to 18.2% for the second quarter of fiscal 2010. The current year to date gross profit margin, as a percentage of net sales, increased from 12.4% for the first twenty-six weeks of fiscal 2009 to 18.4% for the first twenty-six weeks of fiscal 2010. The increase in the gross profit margins in the quarterly and year to date comparisons came mainly from lower commodity costs and improvements in manufacturing efficiencies of approximately $2.0 million and $4.0 million for the quarterly and twenty-six week comparisons, respectively. Our income before income taxes for the second quarter of fiscal 2010 was $13.8 million compared to $6.6 million for the second quarter of fiscal 2009. Our income before income taxes for the first twenty-six weeks of fiscal 2010 was $21.7 million compared to $6.1 million for the first twenty-six weeks of fiscal 2009. The improvements in gross margin described above are primarily responsible for the significant increase in income before income taxes for both the quarterly and year-to-date comparisons. We anticipate that there will be some pressure on gross profit margin for the last half of fiscal 2010 due to higher tree nut costs because of increasing exports of United States origin nuts due to a weaker dollar and increasing demand for tree nuts in China.
Our improved operating results generated $36.1 million in cash flows from operations for the first twenty-six weeks of fiscal 2010. As a result, our revolving credit facility borrowings were $4.9 million at December 24, 2009 compared to $33.2 million at June 25, 2009 and $55.1 million at December 25, 2008. The increase in our available credit has allowed us to devote more funds to promote our products, especially our Fisher brand, and to explore other growth strategies, including acquisitions.
RESULTS OF OPERATIONS
Net Sales
Our net sales increased by 1.3% to $180.1 million for the second quarter of fiscal 2010 from $177.8 million for the second quarter of fiscal 2009. The quarterly increase was primarily due to a 17.4% increase in sales volume in our consumer distribution channel offset by lower average selling prices due to lower commodity costs. Our overall sales volume increased by 9.7% for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Our net sales decreased by 1.8% to $306.9 million for the first twenty-six weeks of fiscal 2010 from $312.6 million for the first twenty-six weeks of fiscal 2009. Our overall sales volume increased by 5.8% for the first twenty-six weeks of fiscal 2010 compared to the first twenty-six weeks of fiscal 2009. This increase was due primarily to a 10.8% increase in sales volume in the consumer distribution channel. The overall sales volume increase was offset by lower average selling prices due to lower commodity costs.
The following table shows a comparison of sales by distribution channel (dollars in thousands):

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24,	December 25,	December 24,	December 25,
Distribution Channel	2009	2008	2009	2008
Consumer	$117,313	$104,025	$191,608	$179,135
Industrial	20,634	23,500	38,017	44,498
Food Service	14,618	17,960	29,286	35,972
Contract Packaging	14,850	16,737	28,568	29,773
Export	12,655	15,533	19,403	23,201

Total	$180,070	$177,755	$306,882	$312,579

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24,	December 25,	December 24,	December 25,
Product Type	2009	2008	2009	2008
Peanuts	16.9%	18.6%	19.0%	19.9%
Pecans	24.0	23.2	21.2	22.3
Cashews & Mixed Nuts	22.3	22.7	22.2	22.0
Walnuts	12.2	15.4	11.8	14.2
Almonds	10.5	9.2	10.6	10.4
Other	14.1	10.9	15.2	11.2

Total	100.0%	100.0%	100.0%	100.0%

Net sales in the consumer distribution channel increased by 12.8% in dollars and 17.4% in volume in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Net sales in the consumer distribution channel increased by 7.0% in dollars and 10.8% in volume in the first twenty-six weeks of fiscal 2010 compared to the first twenty-six weeks of fiscal 2009. Private label consumer sales volume increased by 17.7% in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, and 15.5% in the first twenty-six weeks of fiscal 2010 compared to the first twenty-six weeks of fiscal 2009. The increases, for both the quarterly and twenty-six week comparisons, are primarily due to (i) a significant new customer that was added during the last half of fiscal 2009 and (ii) a general increase in sales of private label products primarily due to current economic conditions. Fisher brand sales volume increased 21.1% for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, and 4.9% for the first twenty-six weeks of fiscal 2010 compared to the first twenty-six weeks of fiscal 2009. The increases, for both the quarterly and twenty-six week comparisons, are primarily due to an increase in baking nuts to a major customer.

Net sales in the industrial distribution channel decreased by 12.2% in dollars, but increased 8.6% in volume in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Net sales in the industrial distribution channel decreased by 14.6% in dollars, but increased 2.8% in volume in the first twenty-six weeks of fiscal 2010 compared to the first twenty-six weeks of fiscal 2009. The sales volume increases, for both the quarterly and twenty-six week comparisons, are primarily due to higher walnut and almond sales, partially offset by a decrease in pecan sales due to a limited supply of pecans available for the industrial distribution channel.
Net sales in the food service distribution channel decreased by 18.6% in dollars and 1.2% in volume in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Net sales in the food service distribution channel decreased by 18.6% in dollars and 5.4% in volume in the first twenty-six weeks of fiscal 2010 compared to the first twenty-six weeks of fiscal 2009. The decreases, for both the quarterly and twenty-six week comparisons, are primarily due to the effects of current economic conditions as consumers are spending less money at restaurants. The volume decrease was not as significant in the second quarter of fiscal 2010 due primarily to acquiring additional peanut butter business.
Net sales in the contract packaging distribution channel decreased by 11.3% in dollars and 3.1% in volume in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Net sales in the contract packaging distribution channel decreased by 4.0% in dollars, but increased 2.5% in volume in the first twenty-six weeks of fiscal 2010 compared to the first twenty-six weeks of fiscal 2009. The quarterly sales volume decrease is due to lower sales to our major contract packaging customer, partially offset by increased sales to a separate contract packaging customer. The twenty-six week sales volume increase occurred primarily due to higher sales to our major contract packaging customer in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.
Net sales in the export distribution channel decreased by 18.5% in dollars and 5.3% in volume in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Net sales in the export distribution channel decreased by 16.4% in dollars and 2.9% in volume in the first twenty-six weeks of fiscal 2010 compared to the first twenty-six weeks of fiscal 2009. The decreases in volume, for both the quarterly and twenty-six week comparisons, are due primarily to lower walnut sales.
Gross Profit
Gross profit for the second quarter of fiscal 2010 increased 33.4% to $32.7 million from $24.5 million for the second quarter of fiscal 2009. Gross margin increased to 18.2% of net sales for the second quarter of fiscal 2010 from 13.8% for the second quarter of fiscal 2009. Gross profit for the first twenty-six weeks of fiscal 2010 increased 46.2% to $56.6 million from $38.7 million for the first twenty-six weeks of fiscal 2009. Gross margin increased to 18.4% of net sales for the first twenty-six weeks of fiscal 2010 from 12.4% for the first twenty-six weeks of fiscal 2009. The increase in the gross profit margins, for both the quarterly and twenty-six week comparisons, was due primarily to lower commodity costs and improvements in manufacturing efficiencies of approximately $2.0 million and $4.0 million for the quarterly and twenty-six week comparisons, respectively. We anticipate that there will be some pressure on gross profit margin for the last half of fiscal 2010 due to higher tree nut costs because of increasing exports of United States origin nuts due to a weaker dollar and increasing demand for tree nuts in China.
Operating Expenses
Selling and administrative expenses for the second quarter of fiscal 2010 increased to 9.6% of net sales from 8.7% of net sales for the second quarter of fiscal 2009. Selling expenses for the second quarter of fiscal 2010 were $11.8 million, an increase of $1.4 million, or 13.9%, from the second quarter of fiscal 2009. This increase is primarily due to a $1.2 million increase in promotional expenditures. Administrative expenses for the second quarter of fiscal 2010 were $5.5 million, an increase of $0.4 million, or 8.3%, from the second quarter of fiscal 2009. This increase is primarily due to a $0.3 million increase in incentive compensation expense from improved operating results.
Selling and administrative expenses for the first twenty-six weeks of fiscal 2010 increased to 10.3% of net sales from 9.0% of net sales for the first twenty-six weeks of fiscal 2009. Selling expenses for the first twenty-six weeks of fiscal 2010 were $20.5 million, an increase of $2.2 million, or 11.9%, from the first twenty-six weeks of fiscal 2009. This increase is primarily due to (i) a $1.4 million increase in promotional expenditures, (ii) a $0.5 million increase in salaries, and (iii) a $0.4 million increase in incentive compensation expense from improved operating results. Administrative expenses for the first twenty-six weeks of fiscal 2010 were $11.0 million, an increase of $1.3 million, or 12.9%, from the first twenty-six weeks of fiscal 2009. This increase is primarily due to (i) a $0.9 million increase in incentive compensation expense from improved operating results, and (ii) a $0.3 million increase in salaries.
Operating expenses were reduced by $0.3 million during the first quarter of fiscal 2009 for the difference between our previously estimated cost of withdrawal from a multiemployer pension plan and the actual cost determined by the multiemployer pension plan.

Income from Operations
Due to the factors discussed above, income from operations increased to $15.4 million, or 8.5% of net sales, for the second quarter of fiscal 2010 from $9.1 million, or 5.1% of net sales, for the second quarter of fiscal 2009. Also due to the factors discussed above, income from operations increased to $25.1 million, or 8.2% of net sales, for the first twenty-six weeks of fiscal 2010 from $11.0 million, or 3.5% of net sales, for the first twenty-six weeks of fiscal 2009.
Interest Expense
Interest expense for the second quarter of fiscal 2010 decreased to $1.3 million from $2.1 million for the second quarter of fiscal 2009. Interest expense for the first twenty-six weeks of fiscal 2010 decreased to $2.8 million from $4.2 million for the first twenty-six weeks of fiscal 2009. The decreases, for both the quarterly and twenty-six week comparisons, are primarily due to lower average debt levels.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.2 million for the second quarter of fiscal 2010 compared to $0.4 million for the second quarter of fiscal 2009. Net rental and miscellaneous expense was $0.6 million for both the first twenty-six weeks of fiscal 2010 and the first twenty-six weeks of fiscal 2009. The net expense, for all periods presented, is due to the current vacancy rate at the office building at the New Site (as defined below).
Income Tax Expense
Income tax expense was $5.0 million, or 36.2% of income before income taxes, for the second quarter of fiscal 2010 compared to $0.7 million, or 10.9% for the second quarter of fiscal 2009. Income tax expense was $8.1 million, or 37.3% of income before income taxes, for the first twenty-six weeks of fiscal 2010 compared to $0.7 million, or 11.1% for the second quarter of fiscal 2009. We eliminated the valuation allowance related to the potential realization of net operating loss carryforwards during the fourth quarter of fiscal 2009. Income tax expense should be at a normal rate for the foreseeable future. Our profitability will enable us to take advantage of the domestic manufacturing deduction for fiscal 2010, which as of the second quarter has been included in our full year effective tax rate estimate.
Net Income
Net income was $8.8 million, or $0.83 per common share (basic) and $0.82 per common share (diluted), for the second quarter of fiscal 2010, compared to $5.8 million, or $0.55 per common share (basic and diluted), for the second quarter of fiscal 2009. Net income was $13.6 million, or $1.28 per common share (basic) and $1.27 per common share (diluted), for the first twenty-six weeks of fiscal 2010, compared to $5.5 million, or $0.51 per common share (basic and diluted), for the first twenty-six weeks of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility (as defined below). We have intensified our management of working capital as a result of the current economic situation. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. However, in the current economic environment no assurance can be given. See Part II, Item 1A — “Risk Factors”. The increase in our available credit due to our improved financial performance has allowed us to devote more funds to promote our products, especially our Fisher brand, and to explore other growth strategies, including acquisitions. To be consummated, any future acquisitions would require the approval of our lenders to the Credit Facility.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $36.1 million for the first twenty-six weeks of fiscal 2010 compared to $20.9 million for the first twenty-six weeks of fiscal 2009. This increase is primarily due to improved operating results and lower nut acquisition costs affecting our investment in inventories.
We repaid $1.8 million of long-term debt during the first twenty-six weeks of fiscal 2010, $1.5 million of which was related to the Mortgage Facility. The net reduction in our Credit Facility was $28.3 million.
Total inventories were $121.7 million at December 24, 2009, an increase of $15.4 million, or 14.5%, from the balance at June 25, 2009, and a decrease of $6.6 million, or 5.1%, from the balance at December 25, 2008. The increase from June 25, 2009 to December 24, 2009 is primarily due to the timing of crop receipts. The decrease from December 25, 2008 to December 24, 2009 is primarily due to (i) a decrease in work-in-process resulting from more effective inventory management, and (ii) lower levels of walnuts and cashews on hand. The decrease is partially offset by higher levels of inshell pecans on hand at December 24, 2009 compared to December 25, 2008 due to the timing of crop receipts.
Net accounts receivable were $40.6 million at December 24, 2009, an increase of $5.9 million, or 16.8%, from the balance at June 25, 2009, and a decrease of $7.7 million, or 16.0%, from the balance at December 25, 2008. The increase in net accounts receivable from June 25, 2009 to December 24, 2009 is due to higher sales in the month of December 2009 compared to June 2009. The decrease in net accounts receivable from December 25, 2008 to December 24, 2009 is due in part to (i) lower sales in December 2009 compared to December 2008, and (ii) a higher percentage of export customer balances in accounts receivable at December 25, 2008 than December 24, 2009. Accounts receivable allowances were $3.7 million, $2.8 million and $2.8 million at December 24, 2009, June 25, 2009 and December 25, 2008, respectively. The increase in accounts receivable allowances at December 24, 2009 is due primarily to an increase in promotional activity.
Current economic and credit conditions have adversely impacted demand for consumer products and the credit markets. These conditions could, among other things, have a material adverse effect on the cash received from our operations and the availability and cost of capital. See Part II, Item 1A — “Risk Factors”.
Real Estate Matters
In August 2008, we completed the consolidation of our Chicago-based facilities into a single facility in Elgin, Illinois (the “New Site”). As part of the facility consolidation project, on April 15, 2005, we closed on the $48.0 million purchase of the New Site. The New Site includes both an office building and a warehouse. We leased 41.5% of the office building back to the seller for a three year period which ended in April 2008. The seller did not exercise its option to renew its lease and vacated the office building. Accordingly, we are currently attempting to find replacement tenant(s) for the space that was rented by the seller of the New Site. Until replacement tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 80% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the New Site.
On March 28, 2006, JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Original Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). We subsequently entered into a sales contract with a potential buyer of the Original Site. The sales contract was recently terminated as the potential buyer was unable to secure financing. While we are currently actively searching for new potential buyers of the Original Site, we cannot ensure that a sale will occur in the next twelve months. We therefore reclassified $5.6 million from current assets to property, plant and equipment. The Mortgage Facility is secured, in part, by the Original Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. Our total costs under the Development Agreement were $6.8 million as of December 24, 2009, June 25, 2009 and December 25, 2008, (i) $5.6 million of which is recorded as a component of “Property, Plant and Equipment” as of December 24, 2009, June 25, 2009 and December 25, 2008, and (ii) $1.2 million of which is recorded as “Rental Investment Property”. We have reviewed the assets under the Development Agreement and concluded that no adjustment of the carrying value is required.
Financing Arrangements
On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “Credit Facility”). Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Credit Facility and Mortgage Facility replaced our prior revolving credit facility (the “Prior Credit Facility”) and long-term financing facility (the “Prior Note Agreement”). The Credit Facility and Mortgage Facility were secured, in part, to generally obtain more flexible covenants than those associated with the Prior Note Agreement and Prior Credit Facility, which we were not in full compliance with during the first three quarters of fiscal 2008. We currently expect to be in compliance with all financial covenants under the Credit Facility and Mortgage Facility for the foreseeable future and we currently have full access to our new financing; however, it is possible that current economic and credit conditions could adversely impact our Bank Lenders’ ability to honor their commitments to us under the Credit Facility. See Part II, Item 1A — “Risk Factors”.
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
The Credit Facility matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate minus an applicable margin determined by reference to the amount of loans which may be advanced under a borrowing base calculation based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), ranging from 0.00% to 0.50% or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.00% to 2.50%. The face amount of undrawn letters of credit accrues interest at a rate of 1.50% to 2.00%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of December 24, 2009, the weighted average interest rate for the Credit Facility was 2.75%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $15.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Credit Facility does not include, among other things, a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 24, 2009, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future, but see Part II, Item 1A — “Risk Factors”. As of December 24, 2009, we had $80.2 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed. Additionally, we have $2.7 million of investments, which are cash equivalents, with the Bank Lenders as of December 24, 2009.
The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. Such interest rate may be reset by the Mortgage Lender on March 1, 2018 (the “Tranche A Reset Date”). Monthly principal payments in the amount of $0.2 million commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest at a floating rate of one month LIBOR plus 5.50% per annum, payable monthly. The margin on such floating rate may be reset by the Mortgage Lender on March 1, 2010 and every two years thereafter (each, a “Tranche B Reset Date”); provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on or after March 1, 2016. Monthly principal payments in the amount of $0.1 million commenced on June 1, 2008. The Mortgage Lender has indicated to us that it intends to change the underlying index used to calculate interest for Tranche B on the Tranche B Reset Date. We do not currently anticipate that any such change will have a material adverse effect upon our business, financial condition or results of operations.

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
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Original Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Facility does not include, among other things, a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 24, 2009, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $29.8 million has been classified as long-term debt as of December 24, 2009, but see Part II, Item 1A — “Risk Factors”. This $29.8 million represents scheduled principal payments due under Tranche A beyond twelve months of December 24, 2009.
As of December 24, 2009, we had $4.7 million in aggregate principal amount of industrial development bonds (the “bonds”) outstanding, which was originally used to finance the acquisition, construction and equipping of our Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.4 million in fiscal 2010 to $0.8 million in fiscal 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In December 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not less than the $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and therefore the financing obligation is being accounted for similarly to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the transaction. As of December 24, 2009, $13.5 million of the debt obligation was outstanding.
Capital Expenditures
We spent $4.6 million on capital expenditures during the first twenty-six weeks of fiscal 2010 compared to $2.5 million during the first twenty-six weeks of fiscal 2009. Total capital expenditures for fiscal 2010 are estimated to be approximately $9.0 million.
Recent Accounting Pronouncements
In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“Statement

No. 168”). Under Statement No. 168, the FASB Accounting Standards Codification (“Codification”) became the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal security laws are also sources of authoritative GAAP for SEC registrants. On the effective date of Statement No. 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification became nonauthoritative. The GAAP hierarchy was modified to include only two levels of GAAP — authoritative and nonauthoritative. Statement No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We began using the new Codification when referring to GAAP in the quarterly report on Form 10-Q for the quarter ended September 24, 2009. The effect of adopting Statement No. 168 did not have a material impact on our consolidated financial statements.
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
FORWARD LOOKING STATEMENTS
The statements contained in this filing that are not historical (including statements concerning our Company’s expectations regarding market risk) are “forward looking statements.” These forward looking statements, which can be identified by the use of forward looking words and phrases such as “will”, “intends”, “may”, “could”, “believes” or “expects”, represent our Company’s present expectations or beliefs concerning future events. Our Company cautions that such statements are qualified by important factors (including the factors referred to in Part II, Item 1A — “Risk Factors” and other factors such as the timing and occurrence (or nonoccurrence) of other transactions and events) that are beyond our Company’s control but that could cause the actual results to materially differ from those in the forward looking statements. Consequently, results actually achieved may materially differ from the expected results included in these forward looking statements. Among the factors that could cause the results to materially differ from the current expectations are (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, including a decline in sales to one or more key customers; (iii) changes in the availability and cost of raw materials and the impact of fixed price commitments with customers; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where we are financially responsible for such losses; (v) our ability to lessen the negative impact of competitive and pricing pressures; (vi) losses associated with product recalls or the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (vii) risks and uncertainties regarding our Elgin, Illinois facility, including the underutilization thereof; (viii) our ability to retain key personnel; (ix) our largest stockholder possessing a majority of the aggregate voting power of our Company, which may make a takeover or change in control more difficult; (x) the potential negative impact of government regulations, including the Public Health Security and Bioterrorism Preparedness and Response Act and laws and regulations pertaining to food safety; (xi) our ability to do business in emerging markets; (xii) deterioration in economic conditions, including restricted liquidity in financial markets, and the impact of these conditions on our lenders, customers and suppliers; (xiii) our ability to obtain additional capital, if needed; and (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 25, 2009.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 24, 2009. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 24, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 24, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is our management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors which could materially affect our Company’s business, financial condition or future results as discussed in Part I, “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 25, 2009. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 25, 2009 during the first twenty-six weeks of fiscal 2010.
Item 4. Submission of Matters to a Vote of Security Holders
Our Company’s 2009 Annual Meeting of Stockholders was held on October 28, 2009 for the purpose of (i) electing those directors entitled to be elected by the holders of our Company’s Class A Common Stock, (ii) electing those directors entitled to be elected by the holders of our Company’s Common Stock, (iii) ratifying the action of our Company’s Audit Committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as independent accountants for fiscal 2010, and (iv) transacting such other business properly brought before the meeting. The meeting proceeded and (i) the holders of Class A Common Stock elected Jasper B. Sanfilippo, Mathias A. Valentine, Michael J. Valentine, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr. and Timothy R. Donovan to serve on our Company’s Board of Directors by a unanimous vote of 2,597,426 votes cast for, representing 100% of the then outstanding shares of Class A Common Stock, (ii) the holders of Common Stock elected Governor Jim R. Edgar by a vote of 6,576,758 votes cast for and 102,867 votes withheld, (iii) the holders of Common Stock elected Daniel M. Wright by a vote of 6,584,476 votes cast for and 95,149 votes withheld, and (iv) the holders of Class A Common Stock and Common Stock ratified the appointment of PricewaterhouseCoopers LLP as our Company’s independent accountants for fiscal 2010 by a total of 32,617,321 votes cast for ratification, 28,922 votes against ratification and 7,643 abstentions.
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 27, 2010.

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