Form 10-Q
period 2010-03-25
SANFILIPPO JOHN B & SON INC
filed 2010-04-29
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
As of April 29, 2010, 8,048,949 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 25, 2010
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 25,	March 26,	March 25,	March 26,
	2010	2009	2010	2009
Net sales	$113,194	$113,789	$420,076	$426,368
Cost of sales	99,641	100,578	349,913	374,427

Gross profit	13,553	13,211	70,163	51,941

Operating expenses:
Selling expenses	8,629	7,694	29,176	26,056
Administrative expenses	6,324	6,175	17,295	15,894
Restructuring expenses	—	—	—	(332)

Total operating expenses	14,953	13,869	46,471	41,618

(Loss) income from operations	(1,400)	(658)	23,692	10,323

Other expense:
Interest expense ($268, $273, $808 and $821 to related parties)	(1,366)	(1,777)	(4,152)	(6,019)
Rental and miscellaneous income (expense), net	(285)	(340)	(926)	(945)

Total other expense, net	(1,651)	(2,117)	(5,078)	(6,964)

(Loss) income before income taxes	(3,051)	(2,775)	18,614	3,359
Income tax (benefit) expense	(1,151)	(286)	6,928	393

Net (loss) income	$(1,900)	$(2,489)	$11,686	$2,966
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	101	103	305	309

Net comprehensive (loss) income	$(1,799)	$(2,386)	$11,991	$3,275

Basic (loss) earnings per common share	$(0.18)	$(0.23)	$1.10	$0.28

Diluted (loss) earnings per common share	$(0.18)	$(0.23)	$1.09	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 25,	June 25,	March 26,
	2010	2009	2009
ASSETS
CURRENT ASSETS:
Cash	$754	$863	$1,091
Accounts receivable, less allowances of $3,078, $2,765 and $2,525	38,580	34,760	36,548
Inventories	124,574	106,289	125,702
Deferred income taxes	4,905	4,108	2,990
Prepaid expenses and other current assets	528	1,784	2,287

TOTAL CURRENT ASSETS	169,341	147,804	168,618

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463	9,463
Buildings	101,135	100,482	100,078
Machinery and equipment	150,378	150,266	148,867
Furniture and leasehold improvements	3,893	6,231	6,227
Vehicles	603	676	676
Construction in progress	1,530	1,734	1,426

	267,002	268,852	266,737
Less: Accumulated depreciation	136,345	134,648	131,281

	130,657	134,204	135,456
Rental investment property, less accumulated depreciation of $4,234, $3,559 and $3,334	31,466	32,141	32,365

TOTAL PROPERTY, PLANT AND EQUIPMENT	162,123	166,345	167,821

Cash surrender value of officers’ life insurance and other assets	7,917	7,981	8,317
Brand name, less accumulated amortization of $7,671, $7,351 and $7,245	249	569	675

TOTAL ASSETS	$339,630	$322,699	$345,431

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 25,	June 25,	March 26,
	2010	2009	2009
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$24,368	$33,232	$56,603
Current maturities of long-term debt, including related party debt of $248, $234 and $229	11,297	11,690	11,797
Accounts payable, including related party payables of $184, $687 and $762	30,326	23,479	24,957
Book overdraft	6,284	5,632	4,525
Accrued payroll and related benefits	11,496	8,713	8,196
Accrued workers’ compensation	5,542	5,159	4,857
Accrued recall	936	435	3,154
Other accrued expenses	7,550	6,714	6,963
Income taxes payable	1,817	49	351

TOTAL CURRENT LIABILITIES	99,616	95,103	121,403

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,222, $13,410 and $13,470	46,917	49,016	50,184
Retirement plan	8,150	8,095	8,211
Deferred income taxes	5,694	3,634	2,990
Other	1,261	1,352	1,382

TOTAL LONG-TERM LIABILITIES	62,022	62,097	62,767

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,166,849, 8,140,599 and 8,140,599 shares issued and outstanding	82	81	81
Capital in excess of par value	101,620	101,119	101,017
Retained earnings	79,863	68,177	64,226
Accumulated other comprehensive loss	(2,395)	(2,700)	(2,885)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	177,992	165,499	161,261

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$339,630	$322,699	$345,431

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Thirty-nine Weeks Ended
	March 25,	March 26,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,686	$2,966
Depreciation and amortization	11,708	11,728
(Gain) loss on disposition of properties	(80)	138
Deferred income tax expense	1,263	—
Stock-based compensation expense	324	171
Change in current assets and current liabilities:
Accounts receivable, net	(3,820)	(2,124)
Inventories	(18,285)	1,330
Prepaid expenses and other current assets	1,256	(695)
Accounts payable	6,847	(398)
Accrued expenses	4,503	3,735
Income taxes payable	1,768	573
Other operating assets	(516)	531

Net cash provided by operating activities	16,654	17,955

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,098)	(3,766)
Proceeds from disposition of properties	141	97
Cash surrender value of officers’ life insurance	(134)	(203)

Net cash used in investing activities	(6,091)	(3,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	154,768	134,991
Repayments of revolving credit borrowings	(163,632)	(146,336)
Principal payments on long-term debt	(2,638)	(2,626)
Increase in book overdraft	652	227
Issuance of Common Stock under option plans	157	36
Tax benefit of stock options exercised	21	—

Net cash used in financing activities	(10,672)	(13,708)

NET (DECREASE) INCREASE IN CASH	(109)	375
Cash, beginning of period	863	716

Cash, end of period	$754	$1,091

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligations incurred	146	—
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except where noted and per share data)
Note 1 — Basis of Presentation
As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2010 are to the fiscal year ending June 24, 2010. References herein to fiscal 2009 are to the fiscal year ended June 25, 2009. References herein to the third quarter of fiscal 2010 are to the quarter ended March 25, 2010. References herein to the third quarter of fiscal 2009 are to the quarter ended March 26, 2009. References herein to the first thirty-nine weeks of fiscal 2010 are to the thirty-nine weeks ended March 25, 2010. References herein to the first thirty-nine weeks of fiscal 2009 are to the thirty-nine weeks ended March 26, 2009.
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
Note 2 — Accounts Receivable
Included in accounts receivable as of March 25, 2010, June 25, 2009 and March 26, 2009 are $1,126, $1,121 and $1,076, respectively, relating to workers’ compensation excess claim recoveries.
Note 3 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

	March 25,	June 25,	March 26,
	2010	2009	2009
Raw material and supplies	$76,297	$50,525	$72,555
Work-in-process and finished goods	48,277	55,764	53,147

Inventories	$124,574	$106,289	$125,702

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
As of March 25, 2010, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit) expense caption in the statement of operations. We file income tax returns with federal and state tax authorities within the United States of America. The Internal Revenue Service has concluded auditing our Company’s tax return for fiscal 2004, and there was no material impact to our Company. The Illinois Department of Revenue has recently concluded auditing our tax returns for fiscal 2006 and fiscal 2007 with no material adjustments. No other tax jurisdictions are material to us.

As of March 25, 2010, there have been no material changes to the amount of unrecognized tax benefits. We do not anticipate that total unrecognized tax benefits will significantly change in the future.
Note 5 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average number of shares outstanding used in computing earnings per share:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 25,	March 26,	March 25,	March 26,
	2010	2009	2010	2009
Weighted average shares outstanding — basic	10,642,304	10,618,587	10,633,655	10,617,612
Effect of dilutive securities:
Stock options and restricted stock units	—	—	80,731	19,059

Weighted average shares outstanding — diluted	10,642,304	10,618,587	10,714,386	10,636,671

107,500 restricted stock units and 326,690 stock options with a weighted average exercise price of $12.07 were excluded from the computation of diluted earnings per share for the quarter ended March 25, 2010 due to the net loss for that period. Similarly, 46,500 restricted stock units and 380,440 stock options with a weighted average exercise price of $12.00 were excluded from the computation of diluted earnings per share for the quarter ended March 26, 2009 due to the net loss for that period. 132,625 anti-dilutive stock options with a weighted average exercise price of $17.71 were excluded from the computation of diluted earnings per share for the thirty-nine weeks ended March 25, 2010. 290,125 anti-dilutive stock options with a weighted average exercise price of $13.75 were excluded from the computation of diluted earnings per share for the thirty-nine weeks ended March 26, 2009.
Note 6 — Stock-Based Compensation
At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights, Common Stock or dividends and dividend equivalents. A maximum of 500,000 of the 1,000,000 shares of Common Stock may be used for grants of Common Stock, restricted stock and restricted stock units. Additionally, awards of options or stock appreciation rights are limited to 100,000 shares annually to any single individual, and awards of Common Stock, restricted stock or restricted stock units are limited to 50,000 shares annually to any single individual. During the second quarter of fiscal 2009, 46,500 restricted stock units were awarded to employees and members of the Board of Directors. During the second quarter of fiscal 2010, 61,000 restricted stock units were awarded to employees and members of the Board of Directors. The vesting period is three years for awards to employees and one year for awards to non-employee members of the Board of Directors. We are recognizing expenses over the applicable vesting period based upon the market value of our Common Stock at the grant date. As of March 25, 2010, all 107,500 restricted unit awards remain outstanding with a weighted average remaining life of 1.9 years. Also, 1,500 stock options were granted during both fiscal 2009 and the first thirty-nine weeks of fiscal 2010 under the 2008 Equity Incentive Plan. The exercise price of the options was determined as set forth in the 2008 Equity Incentive Plan by the Compensation Committee of our Board of Directors, and must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2008 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 2008 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options. As of March 25, 2010, 889,500 shares of Common Stock remain authorized for future grants of awards.
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
The following is a summary of stock option activity for the first thirty-nine weeks of fiscal 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
Outstanding, at June 25, 2009	381,940	$11.97
Activity:
Granted	1,500	15.30
Exercised	(26,250)	6.22
Forfeited	(30,500)	16.00

Outstanding at March 25, 2010	326,690	$12.07	4.78	$1,425

Exercisable at March 25, 2010	269,815	$12.77	4.28	$1,042

The weighted average grant date fair value of stock options granted during the first thirty-nine weeks of fiscal 2010 was $8.30. No stock options were granted during the first thirty-nine weeks of fiscal 2009. The total intrinsic value of options exercised during the first thirty-nine weeks of fiscal 2010 and fiscal 2009 was $100 and $1, respectively.
Compensation expense attributable to stock-based compensation during the first thirty-nine weeks of fiscal 2010 and fiscal 2009 was $324 and $171, respectively. As of March 25, 2010, there was $960 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.18 years.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Thirty-nine Weeks Ended
March 25,
2010
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

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 25,	March 26,	March 25,	March 26,
	2010	2009	2010	2009
Service cost	$36	$34	$108	$103
Interest cost	146	140	438	421
Amortization of prior service cost	239	239	717	718
Amortization of gain	(83)	(80)	(249)	(242)

Net periodic benefit cost	$338	$333	$1,014	$1,000

Note 8 — Distribution Channel and Product Type Sales Mix
We operate in a single reportable segment through which we sell various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 25,	March 26,	March 25,	March 26,
Distribution Channel	2010	2009	2010	2009
Consumer	$62,074	$65,282	$253,682	$244,417
Industrial	17,079	17,184	55,096	61,682
Food Service	13,970	12,851	43,256	48,823
Contract Packaging	11,158	12,213	39,726	41,986
Export	8,913	6,259	28,316	29,460

Total	$113,194	$113,789	$420,076	$426,368

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 25,	March 26,	March 25,	March 26,
Product Type	2010	2009	2010	2009
Peanuts	21.8%	23.9%	19.8%	21.0%
Pecans	16.1	15.4	19.8	20.4
Cashews & Mixed Nuts	21.4	23.1	21.7	22.4
Walnuts	12.5	12.8	12.0	13.8
Almonds	12.2	12.2	11.1	10.9
Other	16.0	12.6	15.6	11.5

Total	100.0%	100.0%	100.0%	100.0%

For all periods presented, the largest component of the “Other” product type is trail and snack mixes which include nut products.
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
Note 11 — Product Recall
On March 19, 2010, we announced a voluntary recall of certain bulk and packaged snack mix and cashew items containing black pepper as a precautionary measure because the product may be contaminated with salmonella. Our recall was a follow-up to the voluntary recall of black pepper announced by Mincing Overseas Spice Company, a supplier to us through a distributor, on March 5, 2010.
Our total estimated net costs associated with the recall are approximately $600. This total may be broken down as follows: (i) a $300 reduction in sales for shipments to customers; (ii) a $100 increase in cost of sales for recalled inventory in our possession; (iii) a $300 increase in administrative expenses for our customers’ lost profits and other miscellaneous expenses; and (iv) a $100 decrease in incentive compensation costs. As of March 25, 2010, our accrued liability for estimated product recall costs related to black pepper was $590.

We currently intend to aggressively pursue the recovery of our recall costs; however, we can provide no assurance as to the likelihood, extent (if any) or timing of any such recovery.
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
Our total net costs associated with the recall, which were all recorded in the third quarter of fiscal 2009, were approximately $2,400. This total may be broken down as follows: (i) a $1,900 reduction in sales for shipments to customers; (ii) a $300 increase in cost of sales for recalled inventory in our possession; (iii) a $1,300 increase in administrative expenses for our customers’ lost profits and other miscellaneous expenses; and (iv) a $1,100 decrease in incentive compensation expenses . As of March 25, 2010, and June 25, 2009, our accrued liability for estimated product recall costs related to pistachios was $346 and $435, respectively.
We currently intend to aggressively pursue the recovery of our recall costs from Setton, Setton’s insurance and our own insurance; however, we can provide no assurance as to the likelihood, extent (if any) or timing of any such recovery.
Note 12 — Fair Value of Financial Instruments
The fair value of our fixed rate debt as of March 25, 2010 and June 25, 2009, including current maturities, was estimated to be approximately $27,000 and $29,000, respectively, compared to a carrying value of $31,600 and $33,400, respectively. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based upon companies with similar credit quality and size of debt issuances for similar terms. The carrying amounts of our other financial instruments approximate their estimated fair values.
Note 13 — Revolving Credit Facility
On March 8, 2010, we entered into a First Amendment to Credit Agreement dated as of February 7, 2008 (the “First Amendment”). The First Amendment modified the Credit Agreement to permit us to make aggregate acquisitions of up to $50,000 in cash payable at closing and meeting specified other criterion including loan availability levels and pro forma financial covenant compliance. In addition, the First Amendment alters the borrowing base calculation, which is based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), to allow us increased availability from inventory under the Credit Facility during January, February, March, October, November and December, which are the months in which we purchase most of our inventory.
The First Amendment also increases the interest rates charged to us, such that borrowings under the Credit Agreement now accrue interest at a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the Borrowing Base Calculation, ranging from 0.00% to 0.50% (up from (0.50%) to 0.00%), or a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.50% to 3.0% (up from 2.00% to 2.50%). Similarly, the face amount of undrawn letters of credit now accrues interest at a rate of 2.00% to 2.50% (up from 1.50% to 2.00%), based upon the Borrowing Base Calculation. In addition, the First Amendment provides that in the event that loan availability under the Borrowing Base Calculation falls below $25,000 (up from $15,000), we will be required to maintain a specified fixed charge coverage ratio, tested on a quarterly basis.
Note 14 — Recent Accounting Pronouncements
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
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) which amended the consolidation guidance applicable to variable interest entities (“VIEs”). The SFAS 167 amendments are effective as of the first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. SFAS 167 replaces Interpretation 46(R)’s risks-and-rewards-based quantitative approach to consolidation with a more qualitative approach that requires a reporting entity to have some economic exposure to a VIE along with “the power to direct the activities that most significantly impact the economic performance of the entity.” The FASB also reminded its constituents that only substantive terms, transactions, and arrangements should affect the accounting conclusions under Statement 167.The SFAS 167 provisions were included in Accounting Standards Update No. 2009-17, “Topic 810 — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”). We are currently reviewing the provisions of ASU 2009-17, which is effective for our first quarter of fiscal 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2010 are to the fiscal year ending June 24, 2010. References herein to fiscal 2009 are to the fiscal year ended June 25, 2009. References herein to the third quarter of fiscal 2010 are to the quarter ended March 25, 2010. References herein to the third quarter of fiscal 2009 are to the quarter ended March 26, 2009. References herein to the first thirty-nine weeks of fiscal 2010 are to the thirty-nine weeks ended March 25, 2010. References herein to the first thirty-nine weeks of fiscal 2009 are to the thirty-nine weeks ended March 26, 2009.
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
We have developed a five-year strategic plan to help us achieve long-term profitable growth. Our long-term goals include (i) attaining recognition by global retailers, food service providers and consumers as a world class nut partner, (ii) attaining recognition as a high quality, well-run food business that utilizes our vast industry knowledge and innovation to achieve high growth and profitability, (iii) meeting the demands of nut consumers throughout the world, (iv) profitably increasing our market share in private brands by using innovation valued by our customers, (v) substantially increasing our presence in the food service distribution channel, (vi) providing the best total solution to retailers by increasing our presence beyond the traditional nut aisles of stores, (vii) utilizing our Fisher name recognition as a foundation for targeted sustained growth via value-added snack and baking products, and (viii) utilizing acquisitions, joint ventures and/or strategic alliances as they present themselves to grow our business and expand into new target markets.
We face a number of challenges in the future. In addition to operating in a difficult economic environment, specific challenges, among others, include maintaining our profitability, implementing our strategic plan, intensified competition, fluctuating commodity costs and our ability to achieve the anticipated benefits of our facility consolidation project. We will focus on seeking additional profitable business to utilize the additional production capacity at the New Site (as defined below). We are devoting more funds to promote and advertise our Fisher brand to attempt to regain market share that has been lost in recent years. However, this effort may be challenging because, among other things, consumer preferences have shifted towards lower-priced private label products from higher-priced branded products primarily as a result of current economic conditions. In addition, private label products generally provide lower margins than branded products. Also, we will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base, and we will continue to face the challenges presented by the current state of the domestic and global economy. See the information referenced in Part II, Item 1A — “Risk Factors”.
QUARTERLY HIGHLIGHTS
Our net sales decreased to $113.2 million for the third quarter of fiscal 2010 from $113.8 million for the third quarter of fiscal 2009. The decline in net sales was attributable to a $1.3 million increase in promotional spending, which is accounted for as a reduction from gross sales to net sales. Sales volume for the current quarter, measured as pounds shipped to customers, was unchanged in comparison to sales volume for the third quarter of fiscal 2009. A significant increase in sales volume for new private label trail mix products at an existing customer was completely offset by sales volume declines for peanut products and all major tree nut products except almonds. Net sales and sales volume increased in the food service and export distribution channels and decreased in all other channels. In addition, net sales for the current quarter was negatively impacted by $0.3 million for a supplier recall related to black pepper, while net sales for the third quarter of fiscal 2009 was negatively impacted by $1.9 million for a supplier recall related to pistachios.

For the first thirty-nine weeks of fiscal 2010, our net sales decreased to $420.1 million from $426.4 million for the first thirty-nine weeks of fiscal 2009. The decline in net sales was due primarily to a considerably lower weighted average sales price per pound in the first and second quarters of fiscal 2010 compared to fiscal 2009 from price reductions due to tree nut procurement cost. Sales volume increased by 4.2% in the year to date comparison due primarily to an increase in trail mix products in the consumer distribution channel. Net sales increased in the consumer distribution channel and declined in all other distribution channels in the year to date comparison.
The gross profit margin, as a percentage of net sales, increased from 11.6% for the third quarter of fiscal 2009 to 12.0% for the third quarter of fiscal 2010. The gross profit for the third quarter of fiscal 2010 was negatively impacted by the $1.3 million increase in promotional spending to support new Fisher distribution. Gross profit for the third quarter of fiscal 2010 was negatively impacted by $0.4 million for the black pepper recall, while gross profit for the third quarter of fiscal 2009 was negatively impacted by $2.0 million for the pistachio recall after considering the corresponding reductions for incentive compensation expense for both periods. The improvement in the gross profit margin in the quarterly comparison, before considering the impact of the recalls, came mainly from increased gross margins on the sales of all major product types except walnuts, due primarily to higher procurement costs for inshell walnuts.
The current year to date gross profit margin, as a percentage of net sales, increased from 12.2% for the first three quarters of fiscal 2009 to 16.7%. The improvement in the gross margin in the year to date comparison, before considering the impact from the recalls, came mainly from increased gross margins on the sales of all major product types except walnuts. We have experienced some pressure on gross profit margin during the third quarter of fiscal 2010 due to higher tree nut costs because of increasing exports of United States origin nuts due to a weaker dollar and increasing demand for tree nuts in China, especially for walnuts.
Our improved operating results generated $16.7 million in cash flows from operations for the first thirty-nine weeks of fiscal 2010. As a result, our revolving credit facility borrowings were $24.4 million at March 25, 2010 compared to $33.2 million at June 25, 2009 and $56.6 million at March 26, 2009. The increase in our available credit has allowed us to devote more funds to promote our products, especially our Fisher brand, and to explore other growth strategies, including acquisitions.
On March 8, 2010, we entered into a First Amendment to our Credit Facility (as defined below) (the “First Amendment”). The First Amendment modifies the Credit Facility to permit us to make aggregate acquisitions of up to $50 million in cash payable at closing and meeting specified other criterion including loan availability levels and pro forma financial covenant compliance. In addition, the First Amendment alters the borrowing base calculation, which is based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), to allow us increased availability from inventory under the Credit Facility during January, February, March, October, November and December, which are the months in which the Company purchases most of its inventory.
RESULTS OF OPERATIONS
Net Sales
Our net sales decreased to $113.2 million for the third quarter of fiscal 2010 from $113.8 million for the third quarter of fiscal 2009. The decline in net sales was attributable to a $1.3 million increase in promotional spending, which is accounted for as a reduction from gross sales to net sales. Sales volume for the current quarter, measured as pounds shipped to customers, was unchanged in comparison to sales volume for the third quarter of fiscal 2009. A significant increase in sales volume for new private label trail mix products at an existing customer was completely offset by sales volume declines for peanut products and all major tree nut products except almonds. Net sales and sales volume increased in the food service and export distribution channels and decreased in all other channels. Net sales for the current quarter was negatively impacted by $0.3 million for a supplier recall related to black pepper, while net sales for the third quarter of fiscal 2009 was negatively impacted by $1.9 million for a supplier recall related to pistachios.
For the first thirty-nine weeks of fiscal 2010, our net sales decreased to $420.1 million from $426.4 million for the first thirty-nine weeks of fiscal 2009. The decline in net sales was due primarily to a considerably lower weighted average sales price per pound in the first and second quarters of fiscal 2010 compared to fiscal 2009 from price reductions due to tree nut procurement cost. Sales volume increased by 4.2% in the year to date comparison due primarily to an increase in trail mix products in the consumer distribution channel. Net sales increased in the consumer distribution channel and declined in all other distribution channels in the year to date comparison.
The following table shows a comparison of sales by distribution channel (dollars in thousands):

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 25,	March 26,	March 25,	March 26,
Distribution Channel	2010	2009	2010	2009
Consumer	$62,074	$65,282	$253,682	$244,417
Industrial	17,079	17,184	55,096	61,682
Food Service	13,970	12,851	43,256	48,823
Contract Packaging	11,158	12,213	39,726	41,986
Export	8,913	6,259	28,316	29,460

Total	$113,194	$113,789	$420,076	$426,368

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 25,	March 26,	March 25,	March 26,
Product Type	2010	2009	2010	2009
Peanuts	21.8%	23.9%	19.8%	21.0%
Pecans	16.1	15.4	19.8	20.4
Cashews & Mixed Nuts	21.4	23.1	21.7	22.4
Walnuts	12.5	12.8	12.0	13.8
Almonds	12.2	12.2	11.1	10.9
Other	16.0	12.6	15.6	11.5

Total	100.0%	100.0%	100.0%	100.0%

For all periods presented, the largest component of the “Other” product type is trail and snack mixes which include nut products.
Net sales in the consumer distribution channel decreased by 4.9% in dollars and 2.7% in volume in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Net sales in the consumer distribution channel increased by 3.8% in dollars and 7.0% in volume in the first thirty-nine weeks of fiscal 2010 compared to the first thirty-nine weeks of fiscal 2009.
Private label consumer sales volume decreased by 1.5%, or $2.2 million in gross sales, in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, and increased 10.4%, or $12.6 million in gross sales, in the first thirty-nine weeks of fiscal 2010 compared to the first thirty-nine weeks of fiscal 2009. The quarterly decrease was due primarily to (i) volume representing $2.8 million of gross sales during the third quarter of fiscal 2009 that was lost during early fiscal 2010 and (ii) volume representing a $2.3 million reduction in gross sales at a major customer. These decreases were partially offset by a $4.3 million increase in gross sales, primarily in snack mixes, at a separate major customer. The increase for the thirty-nine week comparison, is primarily due to (i) a $22.6 million increase in gross sales to the same customer referred to in the preceding sentence and (ii) a $6.8 million increase in gross sales to a significant new customer that was added during the last half of fiscal 2009. These increases were partially offset by (i) a $7.0 million decrease in sales to a customer whose business we lost during early fiscal 2010 and (ii) a $4.9 million decrease at a major customer.
Fisher brand sales volume increased 6.4%, or $0.8 million in gross sales, for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, and 5.2%, or $2.3 million in gross sales, for the first thirty-nine weeks of fiscal 2010 compared to the first thirty-nine weeks of fiscal 2009. The increases in Fisher brand sales, for both the quarterly and thirty-nine week comparisons, are primarily due to a $0.4 million quarterly increase and a $4.2 million thirty-nine week increase in baking nut sales to a major customer. The thirty-nine week comparison increase was partially offset by an overall $2.0 million decrease in snack nut sales.
Net sales in the industrial distribution channel decreased by 0.6% in dollars and 0.4% in volume in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Net sales in the industrial distribution channel decreased by 10.7% in dollars, but increased 1.7% in volume in the first thirty-nine weeks of fiscal 2010 compared to the first thirty-nine weeks of fiscal 2009. For both the quarterly and thirty-nine week comparisons, sales volume increases for almonds and walnuts were offset by a decrease in pecan sales due to a limited supply of pecans available for sale through the industrial distribution channel.
Net sales in the food service distribution channel increased by 8.7% in dollars and 12.3% in volume in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Net sales in the food service distribution channel decreased by 11.4% in dollars and 0.3% in volume in the first thirty-nine weeks of fiscal 2010 compared to the first thirty-nine weeks of fiscal 2009. The significant quarterly increase is due primarily to a $0.3 million increase in peanut butter business at a major food service company and a slight rebound in the restaurant industry. The decrease for the thirty-nine week comparison is primarily due to the effects of current economic conditions as consumers spent less money at restaurants during the first half of fiscal 2010.
Net sales in the contract packaging distribution channel decreased by 8.6% in dollars and 11.4% in volume in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Net sales in the contract packaging distribution channel decreased by 5.4% in dollars and 0.9% in volume in the first thirty-nine weeks of fiscal 2010 compared to the first thirty-nine weeks of fiscal 2009. The quarterly and thirty-nine week sales volume decrease is due to lower sales to our major contract packaging customer. This decrease was partially offset during the first half of fiscal 2010 by increased sales to a separate contract packaging customer.
Net sales in the export distribution channel increased by 42.4% in dollars and 23.2% in volume in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Net sales in the export distribution channel decreased by 3.9% in dollars, but increased 3.6% in volume, in the first thirty-nine weeks of fiscal 2010 compared to the first thirty-nine weeks of fiscal 2009. The significant increase in the quarterly comparison was primarily due to a combined $2.0 million increase in gross sales to two major export customers. The decrease in volume for the thirty-nine week comparison is due primarily to lower walnut sales.
Gross Profit
Gross profit for the third quarter of fiscal 2010 increased 2.6% to $13.6 million from $13.2 million for the third quarter of fiscal 2009. Gross margin increased to 12.0% of net sales for the third quarter of fiscal 2010 from 11.6% for the third quarter of fiscal 2009. Gross profit for the first thirty-nine weeks of fiscal 2010 increased 35.1% to $70.2 million from $51.9 million for the first thirty-nine weeks of fiscal 2009. Gross margin increased to 16.7% of net sales for the first thirty-nine weeks of fiscal 2010 from 12.2% for the first thirty-nine weeks of fiscal 2009. The gross profit for the third quarter was negatively impacted by the $1.3 million increase in promotional spending to support new Fisher distribution. Gross profit in the third quarter of fiscal 2010 was negatively impacted by $0.4 million for the black pepper recall, while gross profit in the third quarter of fiscal 2009 was negatively impacted by $2.0 million for the pistachio recall after considering the corresponding reductions for incentive compensation expense for both periods. The improvement in the gross profit margin for the quarterly comparison, before considering the impact of the recalls, came mainly from increased gross margins on the sales of all major product types except walnuts, due primarily to higher procurement costs for inshell walnuts. The increase in the gross profit margin for the thirty-nine week comparison, was due primarily to lower commodity costs during the first half of fiscal 2010 and improvements in manufacturing efficiencies. We have experienced some pressure on gross profit margin during the third quarter of fiscal 2010 due to higher tree nut costs because of increasing exports of United States origin nuts resulting from a weaker dollar and increasing demand for tree nuts in China, especially for walnuts.
Operating Expenses
Selling and administrative expenses for the third quarter of fiscal 2010 increased to 13.2% of net sales from 12.2% of net sales for the third quarter of fiscal 2009. Selling expenses for the third quarter of fiscal 2010 were $8.6 million, an increase of $0.9 million, or 12.2%, from the third quarter of fiscal 2009. This increase is primarily due to (i) a $0.3 million increase in salaries due primarily to the expansion of our sales and marketing teams, (ii) a $0.3 million increase in incentive compensation expense due to improved operating results and a higher number of participants, and (iii) a $0.2 million increase in marketing and advertising expenditures. Administrative expenses for the third quarter of fiscal 2010 were $6.3 million, an increase of $0.1 million, or 2.4%, from the third of fiscal 2009. This increase is primarily due to (i) a $0.3 million increase in compensation expense, (ii) a $0.3 million increase in incentive compensation expense from improved operating results and a higher number of participants, and (iii) a $0.6 million increase in legal and other advisory fees related to the amendment of our Credit Facility and other preparatory acquisition related matters incurred in furtherance of our strategic plan outlined above. These increases were almost fully offset by a $1.0 million decrease in recall costs.
Selling and administrative expenses for the first thirty-nine weeks of fiscal 2010 increased to 11.1% of net sales from 9.8% of net sales for the first thirty-nine weeks of fiscal 2009. Selling expenses for the first thirty-nine weeks of fiscal 2010 were $29.2 million, an increase of $3.1 million, or 12.0%, from the first thirty-nine weeks of fiscal 2009. This increase is primarily due to (i) a $1.6 million increase in marketing and advertising expenditures, (ii) a $0.8 million increase in salaries, and (iii) a $0.7 million increase in incentive compensation expense from improved operating results and a higher number of participants. Administrative expenses for the first thirty-nine weeks of fiscal 2010 were $17.3 million, an increase of $1.4 million, or 8.8%, from the first thirty-nine weeks of fiscal 2009. This increase is primarily due to (i) a $1.2 million increase in incentive compensation expense from improved operating results and a higher number of participants, (ii) a $0.5 million increase in salaries, and (iii) a $0.3 million increase in legal and other advisory fees. These increases were partially offset by a $1.0 million decrease in recall costs.
Operating expenses were reduced by $0.3 million during the first quarter of fiscal 2009 for the difference between our previously estimated cost of withdrawal from a multiemployer pension plan and the actual cost determined by the multiemployer pension plan.
(Loss) Income from Operations
Due to the factors discussed above, loss from operations increased to a loss of $1.4 million, or (1.2%) of net sales, for the third quarter of fiscal 2010 from a loss of $0.7 million, or (0.6%) of net sales, for the third quarter of fiscal 2009. Also due to the factors discussed above, income from operations increased to $23.7 million, or 5.6% of net sales, for the first thirty-nine weeks of fiscal 2010 from $10.3 million, or 2.4% of net sales, for the first thirty-nine weeks of fiscal 2009.
Interest Expense
Interest expense for the third quarter of fiscal 2010 decreased to $1.4 million from $1.8 million for the third quarter of fiscal 2009. Interest expense for the first thirty-nine weeks of fiscal 2010 decreased to $4.2 million from $6.0 million for the first thirty-nine weeks of fiscal 2009. The decreases, for both the quarterly and thirty-nine week comparisons, are primarily due to lower average debt levels.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.3 million for both the third quarter of fiscal 2010 and the third quarter of fiscal 2009. Net rental and miscellaneous expense was $0.9 million for both the first thirty-nine weeks of fiscal 2010 and the first thirty-nine weeks of fiscal 2009. The net expense, for all periods presented, is due to the current vacancy rate at the office building at the New Site (as defined below).
Income Tax (Benefit) Expense
Income tax benefit was $1.2 million, or 37.7% of loss before income taxes, for the third quarter of fiscal 2010 compared to $0.3 million, or 10.3% of loss before income taxes, for the third quarter of fiscal 2009. Income tax expense was $6.9 million, or 37.2% of income before income taxes, for the first thirty-nine weeks of fiscal 2010 compared to $0.4 million, or 11.7% for the first thirty-nine weeks of fiscal 2009. We eliminated the valuation allowance related to the potential realization of net operating loss carryforwards during the fourth quarter of fiscal 2009. Income tax expense should be at a normal rate for the foreseeable future. Our profitability will enable us to take advantage of the domestic manufacturing deduction for fiscal 2010, which as of the second quarter has been included in our full year effective tax rate estimate.
Net (Loss) Income
Net loss was $1.9 million, or ($0.18) per common share (basic and diluted) for the third quarter of fiscal 2010, compared to $2.5 million, or ($0.23) per common share (basic and diluted), for the third quarter of fiscal 2009. Net income was $11.7 million, or $1.10 per common share (basic) and $1.09 per common share (diluted), for the first thirty-nine weeks of fiscal 2010, compared to $3.0 million, or $0.28 per common share (basic and diluted), for the first thirty-nine weeks of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our strategic plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility (as defined below). We have intensified our management of working capital as a result of the current economic situation. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. However, in the current economic environment no assurance can be given. See Part II, Item 1A — “Risk Factors”. The increase in our available credit due to our improved financial performance has allowed us to devote more funds to promote our products, especially our Fisher brand, and to explore other growth strategies outlined in our strategic plan, including acquisitions. To be consummated, any future acquisitions would generally require the approval of our lenders to the Credit Facility.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $16.7 million for the first thirty-nine weeks of fiscal 2010 compared to $18.0 million for the first thirty-nine weeks of fiscal 2009. Despite improved operating results, we experienced this slight decrease due to various factors including (i) a $3.9 million increase in income taxes paid as we no longer have the benefit of federal net operating loss carryforwards, and (ii) an approximately $5.0 million increase in inshell walnut procurement costs.
We repaid $2.6 million of long-term debt during the first thirty-nine weeks of fiscal 2010, $2.3 million of which was related to the Mortgage Facility. The net reduction in our Credit Facility was $8.9 million.
Total inventories were $124.6 million at March 25, 2010, an increase of $18.3 million, or 17.2%, from the balance at June 25, 2009, and a decrease of $1.1 million, or 0.9%, from the balance at March 26, 2009. The increase from June 25, 2009 to March 25, 2010 is primarily due to the timing of crop receipts. The decrease from March 26, 2009 to March 25, 2010 is primarily due to an overall decrease in pounds of raw nut input stock on hand of 8.4 million pounds or 11.6%. The pound decrease was almost entirely offset by a weighted average cost per pound increase of raw nut input stocks of 10.1% primarily due to higher walnut acquisition costs.
Net accounts receivable were $38.6 million at March 25, 2010, an increase of $3.8 million, or 11.0%, from the balance at June 25, 2009, and an increase of $2.0 million, or 5.6%, from the balance at March 26, 2009. The increase in net accounts receivable from June 25, 2009 to March 25, 2010 is due to higher sales in the month of March 2010 compared to June 2009. The increase in net accounts receivable from March 26, 2009 to March 25, 2010 is due to higher sales in the month of March 2010 compared to March 2009. Accounts receivable allowances were $3.1 million, $2.8 million and $2.5 million at March 25, 2010, June 25, 2009 and March 26, 2009, respectively. The increase in accounts receivable allowances at March 25, 2010 is due primarily to an increase in promotional activity.
Current economic and credit conditions have adversely impacted demand for consumer products and the credit markets. These conditions could, among other things, have a material adverse effect on the cash received from our operations and the availability and cost of capital. See Part II, Item 1A - “Risk Factors”.
Real Estate Matters
In August 2008, we completed the consolidation of our Chicago-based facilities into a single facility in Elgin, Illinois (the “New Site”). As part of the facility consolidation project, on April 15, 2005, we closed on the $48.0 million purchase of the New Site. The New Site includes both an office building and a warehouse, and affords us increased production capacity, such that we are currently able to offer our services to existing and new customers on an expanded basis. We leased 41.5% of the office building back to the seller for a three year period which ended in April 2008. The seller did not exercise its option to renew its lease and vacated the office building. Accordingly, we are currently attempting to find replacement tenant(s) for the space that was rented by the seller of the New Site. Until replacement tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 80% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the New Site.
On March 28, 2006, JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Original Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). We subsequently entered into a sales contract with a potential buyer of the Original Site. The sales contract was terminated as the potential buyer was unable to secure financing. While we are currently actively searching for new potential buyers of the Original Site, we cannot ensure that a sale will occur in the next twelve months. We therefore reclassified $5.6 million from current assets to property, plant and equipment. The Mortgage Facility is secured, in part, by the Original Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. Our total costs under the Development Agreement were $6.8 million as of March 25, 2010, June 25, 2009 and March 26, 2009, (i) $5.6 million of which is recorded as a component of “Property, Plant and Equipment” as of March 25, 2010, June 25, 2009 and March 26, 2009, and (ii) $1.2 million of which is recorded as “Rental Investment Property”. We have reviewed the assets under the Development Agreement and concluded that no adjustment of the carrying value is required.
We continue to evaluate market trends related to the commercial real estate market and at this time believe that the fair market value of these assets equals or exceeds the carrying value of these assets. We are currently in the process of re-assessing the value of the properties and will complete this assessment in the fourth quarter of fiscal 2010.
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
On March 8, 2010, we entered into a First Amendment to the Credit Facility (the “First Amendment”). The First Amendment modified the Credit Facility to permit us to make aggregate acquisitions of up to $50 million in cash payable at closing and meeting specified other criterion including loan availability levels and pro forma financial covenant compliance. In addition, the First Amendment alters the borrowing base calculation, which is based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), to allow us increased availability from inventory under the Credit Facility during January, February, March, October, November and December, which are the months in which the Company purchases most of its inventory.
The Credit Facility, as amended, matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the Borrowing Base Calculation, ranging from 0.00% to 0.50% or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.50% to 3.00%. The face amount of undrawn letters of credit accrues interest at a rate of 2.00% to 2.50%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment decreases by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of March 25, 2010, the weighted average interest rate for the Credit Facility was 2.99%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Credit Facility does not include, among other things, a working capital, EBITDA, net worth, excess availability, leverage or debt service coverage financial covenant. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of March 25, 2010, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future, but see Part II, Item 1A — “Risk Factors”. As of March 25, 2010, we had $67.6 million of available credit under the Credit

Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.
We are subject to interest rate resets for each of Tranche A and Tranche B. Specifically, on the March 1, 2018 (the “Tranche A Reset Date”) and March 1, 2012 and every two years thereafter (each, a “Tranche B Reset Date”), the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. If the reset interest rate for either Tranche A or Tranche B is unacceptable to us and we (i) do not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B on the Tranche A Reset Date or Tranche B Reset Date, in each case, as applicable, or (ii) are unable to refinance amounts due with respect to Tranche A or Tranche B on the Tranche A Reset Date or Tranche B Reset Date, in each case, as applicable, on terms more favorable than the reset interest rates, then depending on the extent of the changes in the reset interest rates our interest expense could increase materially.
The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. As mentioned above, such interest rate may be reset by the Mortgage Lender on the Tranche A Reset Date. Monthly principal payments in the amount of $0.2 million commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest, as reset on March 1, 2010, at a floating rate of the greater of one month LIBOR plus 5.50% per annum or 6.50%, payable monthly. The margin on such floating rate may be reset by the Mortgage Lender on each Tranche B Reset Date; provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on or after March 1, 2016. Monthly principal payments in the amount of $0.1 million commenced on June 1, 2008. We do not currently anticipate that any change in the floating rate or the underlying index will have a material adverse effect upon our business, financial condition or results of operations.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Original Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Original Site. A portion of the Original Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Facility does not include, among other things, a working capital, EBITDA, excess availability, fixed charge coverage, capital expenditure, leverage or debt service coverage financial covenant. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 25, 2010, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $29.2 million has been classified as long-term debt as of March 25, 2010, but see Part II, Item 1A - “Risk Factors”. This $29.2 million represents scheduled principal payments due under Tranche A beyond twelve months of March 25, 2010.
As of March 25, 2010, we had $4.7 million in aggregate principal amount of industrial development bonds (the “bonds”) outstanding, which was originally used to finance the acquisition, construction and equipping of our Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.4 million in fiscal 2010 to $0.8 million in fiscal 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In December 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not less than the $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and therefore the financing obligation is being accounted for similarly to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the transaction. As of March 25, 2010, $13.5 million of the debt obligation was outstanding.

Capital Expenditures
We spent $6.1 million on capital expenditures during the first thirty-nine weeks of fiscal 2010 compared to $3.8 million during the first thirty-nine weeks of fiscal 2009. Total capital expenditures for fiscal 2010 are estimated to be approximately $9.0 million.
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
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles amendments based upon Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” Accounting Standards Update No. 2009-01 amended the FASB Accounting Standards Codification for the issuance of Statement No. 168. Accounting Standards Update No. 2009-01 includes Statement No. 168 in its entirety, including the accounting standards update instructions.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5”. SFAS No. 141(R) and FSP FAS 141(R)-1 were effective for us beginning June 26, 2009, and will apply prospectively to business combinations completed on or after that date. After the Codification, all business combination accounting is included as Topic 805. The impact of the adoption of Topic 805 will depend upon the nature of acquisitions completed after the date of adoption.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) which amended the consolidation guidance applicable to variable interest entities (“VIEs”). The SFAS 167 amendments are effective as of the first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. SFAS 167 replaces Interpretation 46(R)’s risks-and-rewards-based quantitative approach to consolidation with a more qualitative approach that requires a reporting entity to have some economic exposure to a VIE along with “the power to direct the activities that most significantly impact the economic performance of the entity.” The FASB also reminded its constituents that only substantive terms, transactions, and arrangements should affect the accounting conclusions under Statement 167.The SFAS 167 provisions were included in Accounting Standards Update No. 2009-17, “Topic 810 – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”). We are currently reviewing the provisions of ASU 2009-17, which is effective for our first quarter of fiscal 2011.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 25, 2010. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 25, 2010, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 25, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is our management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors which could materially affect our Company’s business, financial condition or future results as discussed in Part I, “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 25, 2009. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 25, 2009 during the first thirty-nine weeks of fiscal 2010.
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2010.

JOHN B. SANFILIPPO & SON, INC.
By:	/s/ Michael J. Valentine
Michael J. Valentine
Chief Financial Officer and Group President

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
1-2	Not applicable
3.1	Restated Certificate of Incorporation of Registrant(14)
3.2	Amended and Restated Bylaws of Registrant(13)
4.1	Specimen Common Stock Certificate(3)
4.2	Specimen Class A Common Stock Certificate(3)
5-9	Not applicable
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

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)
10.12	The Registrant’s Restated Supplemental Retirement Plan (10)
10.13	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)
10.14	Sanfilippo Value Added Plan, dated October 24, 2007(11)
10.15
Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(12)

10.16	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(12)
10.17	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(12)

Exhibit
Number	Description
10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(12)
10.19
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(12)

10.20
Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(12)

10.21
Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(12)

10.22	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(12)
10.23	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(12)
10.24	First Amendment to the Registrant’s 2008 Equity Incentive Plan(15)
10.25	The Registrant’s 2008 Equity Incentive Plan, as amended(15)
10.26	The Registrant’s Employee Restricted Stock Unit Award Agreement(16)
10.27	The Registrant’s Non-Employee Director Restricted Stock Unit Award Agreement(16)
10.28	Form of Indemnification Agreement(17)
10.29
First Amendment to Credit Agreement dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(18)

11-30	Not applicable
31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith
31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith
32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
33-100	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 24, 2007 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 13, 2008 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 29, 2009 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 8, 2010 (Commission File No. 0-19681).