Form 10-K
period 2010-06-24
SANFILIPPO JOHN B & SON INC
filed 2010-08-26
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 24, 2010

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ ☑.
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
The aggregate market value of the voting Common Stock held by non-affiliates was $120,253,089 as of December 24, 2009 (7,859,679 shares at $15.30 per share).
As of August 26, 2010, 8,048,949 shares of the Company’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the Company’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.
Documents Incorporated by Reference:
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held November 3, 2010 are incorporated by reference into Part III of this Report.

PART I
Item 1 — Business
a. General Development of Business
     (i) Background
John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “our Company” refer collectively to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBSS Properties, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2011, 2010, 2009 and 2008 are to the fiscal years that will end, or ended, June 30, 2011, June 24, 2010, June 25, 2009 and June 26, 2008, respectively.
We are one of the leading processors and marketers of tree nuts and peanuts in the United States. These nuts are sold under a variety of private labels and under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, natural snacks and trail mixes, sunflower seeds, sesame sticks and other sesame snack products.
Our Internet website is accessible to the public at http://www.jbssinc.com. Information about us, including our code of ethics, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available free of charge through our Internet website as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission (the “SEC”). Our materials filed with the SEC are also available on the SEC’s website at http://www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s public reference room at 450 Fifth St., NW, Washington, DC 20549. The public may obtain information about the reference room by calling the SEC at 1-800-SEC-0330.
Our headquarters and executive offices are located at 1703 North Randall Road, Elgin, Illinois 60123, and our telephone number for investor relations is (847) 289-1800, extension 4612.
     (ii) Orchard Valley Harvest Acquisition
On May 21, 2010, we acquired certain assets and assumed certain liabilities of Orchard Valley Harvest, Inc. (“OVH”) located in Modesto, California. The aggregate purchase price was $32.8 million, funded from excess availability in our bank credit facility. The purchase price may be increased up to $10.1 million, contingent upon performance of the acquired business for the 2010 and 2011 calendar years. OVH is a leading supplier of branded and private label nut and dried fruit products in the produce category, an area in which we previously had a minimal presence. The OVH acquisition (i) expands our portfolio and market presence into the store perimeter beyond the traditional nut aisles, (ii) establishes a platform to build a truly national produce nut program, and (iii) broadens our product breadth and production capabilities. Based upon OVH’s financial results for calendar 2009 and 2008, disclosed in our Form 8-K/A filed on August 3, 2010, our sales would have been approximately $50 — $60 million higher for those periods. While we expect the OVH acquisition will improve our financial performance, there can be no assurances that the OVH acquisition will not have a negative impact (or no impact at all) on our financial performance. See Part I, Item 1A – “Risk Factors.”
b. Segment Reporting
We operate in a single reportable operating segment that consists of selling various nut products through multiple distribution channels.

c. Narrative Description of Business
     (i) General
As stated above, we are one of the leading processors and marketers of tree nuts and peanuts in the United States. Through a deliberate strategy of capital expenditures and complementary acquisitions, we have built a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers, shelling, processing, packing and marketing. Vertical integration allows us to enhance product quality and, in most crop years, to capture additional processing margins with respect to pecans, peanuts and walnuts. Our vertically integrated business model typically has worked to our advantage. Our generally vertically integrated model, however, can under certain circumstances result in poor earnings or losses. See Part I, Item 1A — “Risk Factors”.
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
     (ii) Principal Products
Our principal products are raw and processed nuts. These products accounted for approximately 85.2%, 89.2% and 91.8% of our gross sales for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The nut product line includes peanuts, almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. Our nut products are sold in numerous package styles and sizes, from poly-cellophane packages, environmentally friendly packages, composite cans, vacuum packed tins, plastic tubs and plastic jars for retail sales, to large cases and sacks for bulk sales to industrial and food service customers. In addition, we offer our nut products in a variety of different styles and seasonings, including natural, blanched, oil roasted, dry roasted, unsalted, honey roasted, flavored, spicy, butter toffee, praline and cinnamon toasted. We sell our products domestically to retailers and wholesalers as well as to industrial, food service and contract packaging customers. We also sell certain of our products to foreign customers in the retail, food service and industrial markets.
We acquire a substantial portion of our peanut, pecan and walnut requirements directly from domestic growers. The balance of our raw nut supply is purchased from importers, traders and domestic processors. In fiscal 2010, the majority of our peanuts, pecans and walnuts were shelled at one of our four shelling facilities, and the remaining portion were purchased shelled from processors. See “Raw Materials and Supplies” and Item 2(b) — “Properties — Manufacturing Capability, Utilization, Technology and Engineering” below.
We manufacture and market peanut butter in several sizes and varieties. We also market and distribute, and in many cases process and manufacture, a wide assortment of other food and snack products. These other products include snack mixes, salad toppings, natural snacks, trail mixes, dried fruit and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients sold to retailers, wholesalers, industrial and food service customers; bulk food products sold to retail and food service customers; an assortment of sunflower seeds, snack mixes, almond butter, sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and industrial customers; and a wide variety of toppings for ice cream and yogurt sold to food service customers.
     (iii) Customers
We sell our products to approximately 950 customers through the consumer, industrial, food service, contract packaging and export distribution channels. The consumer channel supplies nut-based products, including consumer-packaged and bulk products, to retailers across the United States. We sell products through the consumer channel under our Fisher, Orchard Valley Harvest and Sunshine Country brands, as well as under our customers’ private brands. The industrial channel supplies nut-based products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream. The food service channel produces nut-based products that are customized to the specifications of chefs, national restaurant chains, food service distributors, institutions and hotel kitchens. We sell products through the food service channel under our Fisher brand and our customers’ own brands. Our contract manufacturing channel produces nut-based snacks for manufacturers under their brand name. Finally, our export distribution channel distributes our complete product portfolio to approximately 100 customers worldwide, supplying both industrial food ingredients and the retail channel under the Fisher brand and our international customers’ own brands.
Net sales to Wal-Mart Stores, Inc. accounted for approximately 19% of our net sales for fiscal 2010, fiscal 2009 and fiscal 2008. Net sales to Target Corporation accounted for approximately 12% of our net sales for fiscal 2010.
     (iv) Sales and Distribution
We market our products through our own sales department and through a network of approximately 100 independent brokers and various independent distributors and suppliers.
We distribute products from our Illinois, Georgia, California, North Carolina and Texas production facilities and from public warehouse and distribution facilities located in various other states. The majority of our products are shipped from our production, warehouse and distribution facilities by contract and common carriers.
In the Chicago area, we operate an outlet store at our production facility and at one other location. These stores sell bulk foods and other products produced by us and other vendors.
     (v) Marketing
Marketing strategies are developed by distribution channel. Private label and branded consumer efforts are focused on building brand awareness, introducing new products, attracting new customers and increasing consumption in the snack, baking nut and produce categories. Industrial and food service efforts are focused on trade-oriented marketing.
Our consumer promotional campaigns include advertisements (e.g., newspaper, radio, on-line and television), coupon offers and co-op advertising with select retail customers. We also conduct integrated marketing campaigns using multiple media outlets for the promotion of the Fisher brand, including sports marketing. Additionally, shipper display units are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume.
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
     (vi) Competition
Our nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, Planters, Ralcorp Holdings, Inc., Diamond Foods, Inc. and numerous regional snack food processors. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength and distribution model generally enable us to compete effectively in each of these categories, but see Part I, Item 1A — “Risk Factors” below.
     (vii) Raw Materials and Supplies
We purchase nuts from domestic and foreign sources. In fiscal 2010, all of our walnuts, almonds and peanuts were purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. For fiscal 2010, approximately 36% of our nut purchases were from foreign sources.
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
We are generally vertically integrated with respect to pecans, peanuts and walnuts and, unlike our major retail competitors who purchase nuts on the open market, we purchase a majority of our pecans, peanuts and walnuts directly from growers. There are risks associated with vertical integration such as susceptibility to market declines for pecans, peanuts and walnuts. See Part I, Item 1A — “Risk Factors” below.
We sponsor a seed exchange program under which we provide peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock inshell peanuts at harvest. Approximately 58% of the farmer stock peanuts we purchased in fiscal 2010 were grown from seed provided by us. We also contract for the growing of a limited number of generations of peanut seeds to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing. Our peanut seed is not genetically modified.
The availability and cost of raw materials for the production of our products, including pecans, peanuts, walnuts, almonds, other nuts, roasting oil, sugar, dried fruit, seeds and chocolate, are subject to crop size and yield fluctuations caused by factors beyond our control, such as weather conditions, plant diseases, changes in customer demand and purchasing behavior of certain countries such as China. These fluctuations can adversely impact our profitability. For example, our costs to acquire raw peanuts and cashews in fiscal 2008 increased, in part, due to adverse weather conditions. Additionally, the supply of edible nuts and other raw materials used in our products could be reduced by any future product recalls or upon a determination by the United States Department of Agriculture (“USDA”) or any other government agency that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.
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
     (viii) Trademarks and Patents
We market our products primarily under private labels and the Fisher, Orchard Valley Harvest and Sunshine Country brand names, which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other jurisdictions. We also own several patents of various durations. We expect to continue to renew for the foreseeable future those trademarks that are important to our business.

     (ix) Employees
As of June 24, 2010, we had approximately 1,350 full-time employees, including approximately 180 corporate staff employees. Due to the seasonality of our business, our labor requirements typically peak during the last quarter of the calendar year, at which time additional contract labor is generally used to supplement the full-time work force.
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
     (xii) Operating Hazards and Uninsured Risks
The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of foreign objects, insects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. Although we (i) maintain what we believe to be rigid quality control standards and food safety systems, (ii) generally inspect our products by visual examination, metal detectors or electronic monitors at various stages of our shelling and processing operations for all of our nut and other food products, (iii) permit the USDA to inspect all lots of peanuts shipped to and from our peanut shelling facilities, (iv) maintain environmental pathogen programs, and (v) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we currently maintain product liability insurance of $1 million per occurrence, $2 million aggregate and umbrella coverage of up to $50 million. In an effort to mitigate some of the risks of product recalls, we obtained $5 million coverage for contaminated product insurance beginning in fiscal 2009.
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
We Cannot Control the Availability of Raw Materials and Market Price Fluctuations
The availability and cost of raw materials for the production of our products, including peanuts, pecans, almonds, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond our control, such as weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), plant diseases, changes in customer demand, changes in government programs and purchasing behavior of certain countries such as China. Additionally, any determination by the USDA or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents or any future product recalls could reduce the supply of edible nuts and other raw materials used in our products. Furthermore, we are not able to hedge against changes in commodity prices because no appropriate futures or other market exists, and thus, shortages in the supply of and increases in the prices of nuts and other raw materials we use in our products (to the extent that cost increases cannot be passed on to customers) could have an adverse impact on our profitability. Furthermore, fluctuations in the market prices of nuts may affect the value of our inventories and profitability. We have significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
Significant Private Label Competitive Activity Can Lead to Price Declines
Some customer buying decisions are based upon a periodic bidding process in which the successful bidder is assured the selling of its selected product to the food retailer, supercenter or mass merchandiser until the next bidding process. Our sales volume may decrease significantly if our offer is too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our offer is successful but below our desired price points. Either of these outcomes may adversely affect our results of operations.
Our Inability to Successfully Manage the Price Gap Between our Private Label Products and Those of our Branded Competitors May Adversely Affect our Results of Operations
Although demand for private label products has increased as a result of recent economic conditions, our competitors’ branded products have certain advantages over our private label products primarily due to advertising and name recognition. When branded competitors focus on promotion and reduce their prices, the environment for private label products becomes more challenging because the price gaps between private label and branded products can become less meaningful.
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
A Shift to Branded Products Could Adversely Impact our Results of Operations
We have benefited from the increased demand for private label products under current economic conditions. Improved economic conditions in the future could cause a shift back towards branded products. While we have made investments in developing our Fisher and other brands and recently acquired the Orchard Valley Harvest brand, there can be no assurance as to the impact on us of a change in consumer preference on the results of our operations.
We Enter Into Fixed Price Commitments
The great majority of our industrial sales customers, and certain other customers, require us to enter into fixed price commitments with them. Such commitments represented approximately 15% of our annual net sales in fiscal 2010. In most cases, the fixed price commitments are entered into after our cost to acquire the nut products necessary to satisfy the fixed price commitments are substantially fixed. The commitments are for a fixed period of time, typically one year, but may be extended if remaining balances exist. However, sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition cost in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so, however, these fixed price commitments may result in reduced or negative gross profit margins that have a material adverse effect on our results of operations.

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
We Operate in a Competitive Environment
We operate in a highly competitive environment. Our principal products compete against food and snack products manufactured and sold by numerous regional and national companies, some of which are substantially larger and have greater resources than us, such as Planters, Ralcorp Holdings, Inc. and Diamond Foods, Inc. For example, our Fisher brand has declined in market share in recent years in part because the companies who sell and market the other top branded nut products have committed significantly more resources to such brands when compared to the resources spent by us on our Fisher brand. Our retail competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing raw pecans, peanuts and walnuts directly from growers at fixed prices that later, due to altered market conditions, prove to be above market prices. We also compete with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively, which may lower revenue per unit and cause declines in gross profit margin, if we are unable to increase unit volumes as well as reduce our costs.
We are Dependent Upon Certain Significant Customers
We are dependent on a few significant customers for a large portion of our total sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 46%, 43% and 40% of gross sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Wal-Mart Stores, Inc. alone accounted for approximately 19% of our net sales for fiscal 2010, fiscal 2009 and fiscal 2008. Target Corporation alone accounted for 12% of our net sales for fiscal 2010. In addition, Orchard Valley Harvest, Inc., the assets of which we recently acquired, relies on one customer for a significant portion of its sales. A loss of one of our largest customers or a material decrease in purchases by one of our largest customers would result in decreased sales and adversely impact our results of operations and cash flow.
We are Subject to Pricing Pressures
As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers are demanding lower pricing and increased promotional programs. Further, these customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages, which include a focus on customer service and quality, and not merely price. Our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products, any of which would adversely affect our gross profit and gross profit margin.
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
We are Dependent on Certain Key Personnel
Our future success will be largely dependent on the personal efforts of our senior operating management team, including Jeffrey T. Sanfilippo, Chief Executive Officer, Michael J. Valentine, Chief Financial Officer and Group President, James A. Valentine, Chief Information Officer and Jasper B. Sanfilippo, Jr., Chief Operating Officer and President. In addition, our success also depends on the talents of Everardo Soria, Senior Vice President Pecan Operations and Procurement, Walter R. Tankersley, Jr., Senior Vice President Industrial Sales, Michael G. Cannon, Senior Vice President of Corporate Operations and Robert J. Sarlls, Senior Vice President of Consumer Sales, Strategy and Business Development. We believe that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to our growth and success. We have not entered into an employment agreement with any of these individuals, nor do we have key officer insurance coverage policies in effect. The loss of the services of any of these individuals could have a material adverse effect on our business and prospects if we were unable to identify a suitable candidate to replace any such individual. Our success is also dependent upon our ability to attract and retain additional qualified personnel, and there can be no assurance that we will be able to do so.
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

Economic, Political and Social Risks of Doing Business in Emerging Markets May Have a Material Adverse Effect on Us
We purchase our cashew inventories from India, Africa, Brazil and Southeast Asia and some of our pecans from Mexico, which are in many respects emerging markets. To this extent, we are exposed to risks inherent in emerging markets, including:
•	increased governmental ownership and regulation of the economy;
•	greater likelihood of inflation and adverse economic conditions stemming from governmental attempts to reduce inflation, such as imposition of higher interest rates and wage and price controls;
•	supply reduction in the United States from increased domestic demand in the emerging markets;
•	potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse;
•	tariffs and other barriers to trade that may reduce our profitability; and
•	civil unrest and significant political instability.
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
We are Subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002
We are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services (“HHS”) to take action to protect the nation’s food supply against the threat of international contamination. The Food and Drug Administration (“FDA”), as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods, (iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. There can be no assurances that the effects of the Bioterrorism Act and the rules enacted thereunder by the FDA, including any potential disruption in our supply of imported nuts, which represented approximately 36% of our total nut purchases in fiscal 2010, will not have a material adverse effect on our business, financial position or results of operations in the future.

Our Largest Stockholders Possess a Majority of Aggregate Voting Power, Which May Make a Takeover or Change in Control More Difficult; The Sanfilippo Group Has Pledged a Substantial Amount of their Class A Common Stock, Which Under Certain Circumstances Could Lead To an Event of Default Under the Company’s Credit Agreement
As of August 26, 2010, Jasper B. Sanfilippo, Marian Sanfilippo, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Evon, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share) representing approximately a 52.3% voting interest in our Company. As of August 27, 2009, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share) representing approximately a 24.4% voting interest in our Company. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert influence on our business that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent a change in control or sale of our Company, which may be beneficial to the public stockholders, or cause a change in control which may not be beneficial to the public stockholders, and can take other actions that may be less favorable to our stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations.
In addition, several members of the Sanfilippo Group that beneficially own a significant interest in our Company have pledged a substantial portion of the Company’s Class A Stock that they own to secure loans made to them by commercial banks. If a stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares. Such a sale could cause our Company’s stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Because these shares are pledged to secure loans, the occurrence of an event of default could result in a sale of pledged shares that could cause a change of control of our Company, even when such a change may not be in the best interests of our stockholders, and it could also result in a default under certain material contracts to which we are a party, including an event of default under our Credit Agreement dated February 7, 2008, as amended.
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
Essentially all of Our Real Property is Encumbered, Which Could Adversely Affect Our Ability to Obtain Additional Capital if Required
We returned to profitability in fiscal 2009 and fiscal 2010 and reduced our debt levels significantly. However, the new financing arrangements entered into in fiscal 2008 include a mortgage facility, which is secured by essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina. Previously, the aforementioned properties were not encumbered. Because essentially all of our owned real property is now encumbered, such properties are not available as a means of securing further capital in the event that additional capital is required because of unexpected events, losses or other circumstances.

General Economic Conditions Could Significantly Affect Our Financial Results
General economic conditions and the effects of a recession, including uncertainty in economic conditions and the potential for another economic downturn, could have a material adverse effect on our cash flow from operations, results of operations and financial condition. These conditions include higher unemployment, increased commodity costs, decreases in consumer demand, changes in buying patterns, a weakened dollar and general transportation and fuel costs. Maintaining the prices of our Company’s products, initiating price increases, including passing along price increases for commodities used in our Company’s products, and increasing the demand for our Company’s profitable products, all of which are important to our Company’s plans to increase its profitability, may be negatively impacted by economic conditions. Among other considerations, nuts and our other products are not essential products. Any of the foregoing could have a material adverse effect on us and our financial condition and results of operations.
The OVH Acquisition May Not Produce Expected Results
While we believe that the Orchard Valley Harvest, Inc. (“OVH”) acquisition will prove to be successful and improve our financial performance, we cannot guarantee that the acquisition will not negatively impact (or have no impact on) our results of operations and financial position. Before the OVH acquisition, the last acquisition we completed was in 1995, so we do not have an established recent record of successfully integrating acquired businesses into our operations. Also, there are risks inherent with any acquisition such as maintaining the customer base, retaining key employees, the risk that expected synergies, operational efficiencies and cost savings from the OVH acquisition may not be fully realized or realized within the expected timeframe and the risk that unexpected liabilities may arise from the OVH acquisition. In addition, the process of integrating the acquired OVH business may cause interruption or slow down the operations of our existing businesses.
Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
We own or lease six principal production facilities. Our primary processing and distribution facility along with our headquarters is located at our facility in Elgin, Illinois that houses our primary manufacturing operations and corporate headquarters (the “Elgin Site”). The remaining principal production facilities are located in Bainbridge, Georgia; Garysburg, North Carolina; Selma, Texas; Gustine, California; and Modesto, California. In addition, we operate an outlet store out of the Elgin Site, and own one retail store in the Chicago area. We also lease space in public warehouse facilities in various states.
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
a. Principal Facilities
The following table provides certain information regarding our principal facilities:(1)

				Date Company
				Constructed,
	Square	Types of		Acquired or
Location	Footage	Interest	Description of Principal Use	First Occupied

Bainbridge, Georgia(2)	245,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987

Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1994

Selma, Texas(3)	300,000	Leased	Pecan shelling, processing, packaging, warehousing and distribution	1992

Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993

Elgin, Illinois(4) (Elgin Office Building)	400,000	Owned	Rental Property	2005

Elgin, Illinois(5) (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

Modesto, California	100,000	Leased	Processing, packaging, warehousing and distribution	2010

(1)	In addition to the properties listed in the table, we own land in Elgin, Illinois, which we originally anticipated using in connection with our facility consolidation project (the “Old Elgin Site”). For a description of the Old Elgin Site, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Real Estate Matters”.

(2)	The Bainbridge facility is subject to a mortgage and deed of trust securing $4.28 million (excluding accrued and unpaid interest) in industrial development bonds. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

(3)	The sale of the Selma, Texas properties to related party partnerships was consummated during the first quarter of fiscal 2007. See Note 1 to the Consolidated Financial Statements - “Property, Plant and Equipment”.

(4)	The Elgin Office Building (part of the Elgin Site) was acquired in April 2005, and 41.5% of the Elgin Office Building was leased back to the seller through April 2008. The lease was not renewed. Approximately 25% of the Elgin Office Building is currently being leased to other third parties. The remaining portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will be necessary to lease the remaining space, including the space previously rented by the seller of the Elgin Site.

(5)	The Elgin Warehouse Building (part of the Elgin Site) was acquired in April 2005 and was expanded from 653,000 to 1,001,000 square feet and was modified to our specifications. Our Chicago area distribution operation was transferred to the Elgin Warehouse Building in July 2006 and our corporate headquarters were relocated to the Elgin Warehouse Building in February 2007. The majority of our Chicago area processing activities were transferred to the Elgin Warehouse Building during fiscal 2007, with the remaining activities transferred in fiscal 2008 and the first quarter of fiscal 2009.

b. Manufacturing Capability, Utilization, Technology and Engineering
Our principal production facilities are equipped with modern processing and packaging machinery and equipment.
The Elgin Site was designed to our specifications with what we believe to be state-of-the-art equipment. The layout is designed to efficiently move products from raw storage to processing to packaging to distribution. The majority of processing operations at our previous Chicago area facilities were transferred to the Elgin Site during fiscal 2007, with the remaining operations transferred in fiscal 2008 and the first quarter of fiscal 2009. Also, the Elgin Site is designed to accommodate an increase in production capacity of 25% to 40% in part because the Elgin Site provides substantially more square footage than the aggregate space previously available in our Chicago area facilities.
The Selma facility contains our automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. For fiscal 2010, we processed approximately 55 million inshell pounds of pecans at the Selma, Texas facility.
The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2010, the Bainbridge facility shelled approximately 40 million inshell pounds of peanuts.
The Garysburg facility has the capacity to process approximately 60 million inshell pounds of farmer stock peanuts annually. For fiscal 2010, the Garysburg facility processed approximately 20 million pounds of inshell peanuts.
The Gustine facility is used for walnut shelling, warehousing and distribution. This facility has the capacity to shell in excess of 50 million inshell pounds of walnuts annually. For fiscal 2010, the Gustine facility shelled approximately 45 million inshell pounds of walnuts.
The Modesto, California facility is used primarily for the OVH produce business.
Our Bainbridge, Georgia, Garysburg, North Carolina, Selma, Texas and Gustine, California facilities shell peanuts, process peanuts purchased directly from farmers, shell pecans and shell walnuts, respectively. The annual utilization rates for these activities at each facility is outlined above. In addition, the Bainbridge, Georgia, Garysburg, North Carolina, Selma, Texas and Gustine, California facilities are equipped to handle the processing, packaging, warehousing, distribution, and in the case of our Bainbridge, Georgia and Garysburg, North Carolina facilities, the purchasing, of nuts. Furthermore, at our Elgin Site, we process, package, warehouse and distribute nuts. We currently have more than sufficient capacity at our facilities to handle the aforementioned operations.
Item 3 — Legal Proceedings
We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition, results of operation or cash flows.
Item 4 — (Removed and Reserved)

EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on November 3, 2010:
Jeffrey T. Sanfilippo, Chief Executive Officer, age 47 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999.
Michael J. Valentine, Chief Financial Officer, Group President and Secretary, age 51 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. He has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include peanut, imported nut and other ingredient procurement and contract packaging business.
Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary, age 42 — Mr. Sanfilippo has been employed by us since 1992. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our non-peanut shelling operations, including plant operations and procurement.
James A. Valentine, Chief Information Officer, age 46 — Mr. Valentine has been employed by us since 1986 and in November 2006 was named our Chief Information Officer. He served as our Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000.
Michael G. Cannon, Senior Vice President, Corporate Operations, age 57 — Mr. Cannon joined us in October 2005 as Senior Vice President of Operations. Previously, he was Vice President of Operations at Sugar Foods Corp., a manufacturer and distributor of food products, from 1995 to October 2005. Mr. Cannon is responsible for the production operations for all of our facilities.
Thomas J. Fordonski, Senior Vice President, Human Resources, age 57 — Mr. Fordonski joined us in August, 2007 as Vice President of Human Resources and was promoted to Senior Vice President of Human Resources in January 2010. Previously, he was Director of Human Resources for Continental AG, a German-based global manufacturer of electronic automotive equipment. Prior to that, Mr. Fordonski spent 25 years at Motorola, Incorporated, with his career culminating as the Director of Human Resources for the global supply chain in the messaging and cellular communications business. He is responsible for leading the human resources activities and functions.

Robert J. Sarlls, Senior Vice President, Consumer Sales, Strategy and Business Development, age 47 — Mr. Sarlls joined us in May 2009 as Vice President of Strategy and Business Development and was promoted to Senior Vice President of Consumer Sales, Strategy and Business Development in January 2010. Previously, Mr. Sarlls was a Director at RBC Capital Markets, the investment banking arm of the Royal Bank of Canada. Prior to that, he was a Member of Strategic Food Capital Partners, a firm which provided food industry focused advisory services to the private equity community. Prior to that, Mr. Sarlls spent eight years and was a Vice President with Rabobank International, a global leader in providing financing and advisory services to the food and agribusiness industry, where he focused on domestic and international mergers & acquisitions. Mr. Sarlls is responsible for leading our Company’s sales to food, drug, mass and specialty retailers in the United States, as well as refining and executing our Company’s business strategies and spearheading domestic and international new business opportunities.
Everardo Soria, Senior Vice President, Pecan Operations and Procurement, age 53 — Mr. Soria has been with us since 1985. He was named Director of Pecan Operations in July 1995 and was named Vice President Pecan Operations and Procurement in January 2002. Mr. Soria was named Senior Vice President Pecan Operations and Procurement in August 2003. He is responsible for overseeing the procurement of pecans and for the shelling of pecans at our Selma, Texas facility.
Walter (Bobby) Tankersley Jr., Senior Vice President, Industrial Sales, age 58 — Mr. Tankersley has been employed by us since January 2002 and is responsible for directing the sales of the industrial distribution channel which includes pecans, almonds, walnuts, macadamias, peanuts, cashews and hazelnuts. He has over 30 years of experience in the nut industry where he was previously Vice President of Sales & Marketing at the Young Pecan Company and Director of Industrial Sales at the Mauna Loa Macadamia Nut Company. In addition to sales, he is responsible for procurement of almonds, walnuts, macadamias and pistachios as well as providing commodity analysis, crop forecasts, and consumption trend analysis for various nut commodities.
Jose Cabanin, Vice President, International Sales, age 54 — Mr. Cabanin joined us in May 2008 as Vice President of International Sales. From 2005 to 2008, he was the Vice President of International Sales at Home Products International, a leading manufacturer of storage and organizational products sold throughout the United States, Canada and Latin America. From 1999 to 2005, he was the Senior Vice President of International Sales for Medline Industries, a privately held manufacturer and distributor of healthcare products. Mr. Cabanin is responsible for leading our international sales activities.
Brenda Cannon, Vice President, Food Safety/Quality, age 55 — Ms. Cannon has been employed by us since June, 2008 bringing over 30 years experience in the food industry to our company. Previously, she spent three years as the Director Food Safety/Quality at The Cheesecake Factory Bakeries, Inc. Prior to that she spent 14 years with Sugar Foods Corporation managing quality, food safety and R&D culminating as the Vice President of Food Safety/Quality and Technical Services. Ms. Cannon is responsible for developing, implementing and leading food safety and quality policies, procedures and programs at the corporate level and at the manufacturing sites.
John H. Garoni, Vice President, Foodservice Sales, age 65 — Mr. Garoni has been employed by us since 1991 and was named Vice President of Foodservice Sales in August 2009. Mr. Garoni has over 25 years experience in the nut industry. Previously he was Vice President of Sales at Sunshine Nut Company (which we acquired in 1991), over Industrial and Foodservice Sales. Prior to that Mr. Garoni spent over 12 years as a District Manager with American Can/James River Corporation in Central and South Texas. He is responsible for directing the sales of our Foodservice distribution channel.
Frank S. Pellegrino, Vice President, Finance and Corporate Controller, age 36 — Mr. Pellegrino joined us in January 2007 as Director of Accounting and was appointed Corporate Controller in September 2007. In January 2009, he was named Vice President Finance and Corporate Controller. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor, from June 2003 to January 2007. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP, where he was employed from 1996 to 2003. Mr. Pellegrino is responsible for our accounting functions.

William R. Pokrajac, Vice President, Risk Management and Investor Relations, age 56 — Mr. Pokrajac has been with us since 1985. He served as our Controller from 1987 to August 2003 and as our Vice President of Finance from 2001 until September 2007, when he was named Vice President, Risk Management and Investor Relations. Mr. Pokrajac is responsible for our risk management and investor relation activities, and was named our Treasurer in January 2009.
Herbert J. Marros, Director of Financial Reporting and Taxation, age 52 — Mr. Marros has been with us since 1995. Mr. Marros served as Assistant Controller from 1995 until 2003, when he was promoted to Controller. In September 2007, he was named Director of Financial Reporting and Taxation. Mr. Marros is responsible for our internal and external financial reporting and tax activities.
RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS
Jasper B. Sanfilippo, a director and former Chairman of the Board of our Company, is (i) the father of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, executive officers and directors of our Company, (ii) the brother-in-law of Mathias A. Valentine, a director of our Company, and (iii) the uncle of Michael J. Valentine, an executive officer and a director of our Company and James A. Valentine, an executive officer of our Company. Michael J. Valentine, Chief Financial Officer, Group President and Secretary and a director of our Company, is (i) the son of Mathias A. Valentine, (ii) the brother of James A. Valentine, (iii) the nephew of Jasper B. Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo. Jeffrey T. Sanfilippo, Chief Executive Officer and a director of our Company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jasper B. Sanfilippo, Jr., (iii) the nephew of Mathias A. Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine. Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and a director of our Company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jeffrey T. Sanfilippo, (iii) the nephew of Mathias A. Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine. James A. Valentine, Chief Information Officer, is (i) the son of Mathias A. Valentine, (ii) the brother of Michael J Valentine, (iii) the nephew of Jasper B. Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo. Michael G. Cannon, an executive officer of our Company, is married to Brenda Cannon, also an executive officer of our Company. Timothy R. Donovan, a member of our Board of Directors, is a nephew by marriage of Jasper B. Sanfilippo and Mathias A. Valentine, both of whom are directors of our Company, and the first cousin by marriage of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, Michael J. Valentine and James A. Valentine, each of whom is an executive officer and certain of whom are also directors of our Company.
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

	Price Range of
	Common Stock
Year Ended June 24, 2010	High	Low
4th Quarter	$16.00	$12.12
3rd Quarter	$17.50	$14.29
2nd Quarter	$17.68	$10.88
1st Quarter	$12.50	$7.03

	Price Range of
	Common Stock
Year Ended June 25, 2009	High	Low
4th Quarter	$7.82	$4.01
3rd Quarter	$6.98	$4.10
2nd Quarter	$8.87	$4.30
1st Quarter	$10.75	$7.51
As of August 18, 2010, there were 63 holders and 15 holders of record of our Common Stock and Class A Stock, respectively.
Under our Company’s Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on our common equity. However, our current financing agreements prohibit the payment of dividends other than in the form of Common Stock. Our Board of Directors has not declared dividends since 1995.
For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings of Jasper B. Sanfilippo or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are executive officers of our Company or who have formed a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, with either Jasper B. Sanfilippo or Mathias A. Valentine) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2010 Annual Meeting and “Executive Officers of the Registrant — Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.
Securities Authorized under Equity Compensation Plans
The following table sets forth information as of June 24, 2010, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by stockholders of our Company and equity compensation plans not previously approved by our Company’s stockholders.

(c) Number of
		(b) Weighted	securities remaining
		average	available for future
	(a) Number of	exercise price	issuance under equity
	securities to be	of outstanding	compensation plans
	issued upon	options,	(excluding securities
	exercise of options,	warrants and	reflected in Column
	warrants and rights	rights	(a))
Plan Category
Equity compensation plans approved by stockholders — stock options	327,690	$12.08	888,500	(1)
Equity compensation plans approved by stockholders — restricted stock units	107,500	—	392,500	(1)

Equity compensation plans not approved by stockholders	—	—	—

(1)	Under our 2008 Equity Incentive Plan, as amended, a total of 888,500 equity based stock awards are available for distribution, 392,500 of which may be used for grants of Common Stock, restricted stock and restricted stock units.
Item 6 — Selected Financial Data
The following historical consolidated financial data as of and for the years ended June 24, 2010, June 25, 2009, June 26, 2008, June 28, 2007 and June 29, 2006 were derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations. Our Board of Directors has not declared dividends since 1995. OVH results are included from May 21, 2010, the acquisition date.
Statement of Operations Data: (dollars in thousands, except per share data)

	Year Ended
	June 24,	June 25,	June 26,	June 28,	June 29,
	2010	2009	2008	2007	2006
Net sales	$561,633	$553,846	$541,771	$540,858	$579,564
Cost of sales	466,847	481,447	475,538	499,569	542,447

Gross profit	94,786	72,399	66,233	41,289	37,117
Selling and administrative expenses	65,114	57,150	53,797	55,457	55,099
Restructuring expenses	—	(332)	1,765	—	—
Gain related to real estate sales	—	—	—	(3,047)	(940)
Goodwill impairment loss	—	—	—	—	1,242

Income (loss) from operations	29,672	15,581	10,671	(11,121)	(18,284)
Interest expense	(5,653)	(7,646)	(10,502)	(9,347)	(6,516)
Debt extinguishment costs	—	—	(6,737)	—	—
Rental and miscellaneous (expense) income, net	(1,147)	(1,277)	(286)	(629)	(610)

Income (loss) before income taxes	22,872	6,658	(6,854)	(21,097)	(25,410)
Income tax expense (benefit)	8,447	(259)	(897)	(7,520)	(8,689)

Net income (loss)	$14,425	$6,917	$(5,957)	$(13,577)	$(16,721)

Basic earnings (loss) per common share	$1.36	$0.65	$(0.56)	$(1.28)	$(1.58)
Diluted earnings (loss) per common share	$1.34	$0.65	$(0.56)	$(1.28)	$(1.58)

Balance Sheet Data: (dollars in thousands)

	June 24,	June 25,	June 26,	June 28,	June 29,
	2010	2009	2008	2007	2006
Working capital	$49,149	$52,701	$42,863	$15,461	$22,617
Total assets	358,281	322,699	350,784	367,271	390,912
Long-term debt, less current maturities	42,680	49,016	52,356	19,783	5,618
Total debt	98,666	93,938	132,555	148,034	137,676
Stockholders’ equity	179,894	165,499	158,372	162,991	180,110
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2011 are to the fiscal year ending June 30, 2011. References herein to fiscal 2010 are to the fiscal year ended June 24, 2010. References herein to fiscal 2009 are to the fiscal year ended June 25, 2009. References herein to fiscal 2008 are to the fiscal year ended June 26, 2008. As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”
We are one of the leading processors and marketers of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private labels and under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, corn snacks, sesame sticks and other sesame snack products. We distribute our products in the consumer, industrial, food service, contract packaging and export distribution channels.
We developed a five-year strategic plan during fiscal 2009 to help us achieve long-term profitable growth. Our long-term goals include (i) attaining recognition by global retailers, food service providers and consumers as a world class nut partner, (ii) attaining recognition as a high quality, well-run food business that utilizes our vast industry knowledge and innovation to achieve high growth and profitability, (iii) meeting the demands of nut consumers throughout the world, (iv) profitably increasing our market share in private brands by using innovation valued by our customers, (v) substantially increasing our presence in the food service distribution channel, (vi) providing the best total solution to retailers by increasing our presence beyond the traditional nut aisles of stores, (vii) utilizing our Fisher name recognition as a foundation for targeted sustained growth via value-added snack and baking products, and (viii) utilizing acquisitions, joint ventures and/or strategic alliances as they present themselves to grow our business and expand into new target markets. We have executed portions of this strategy during fiscal 2010, including a significant increase in private label business at a customer and consummating the Orchard Valley Harvest, Inc. (“OVH”) acquisition which gives us a significant presence in the produce section of supermarkets.
We face a number of challenges in the future. Specific challenges, among others, include continuing to increase our profitability, intensified competition and fluctuating commodity costs, increased demand for pecans and walnuts in China, integrating the acquired OVH business into our operations and executing our strategic plan. We will focus on seeking additional profitable business to utilize the additional production capacity at our facility in Elgin, Illinois that houses our primary manufacturing operations and corporate headquarters (the “Elgin Site”). We expect to be able to continue to devote more funds to promote and advertise our Fisher brand in order to attempt to regain market share that has been lost in recent years. However, this effort may be challenging because, among other things, consumer preferences have shifted towards lower-priced private label products from higher-priced branded products as a result of current economic conditions. In addition, private label products generally provide lower margins than branded products. Also, we will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part I, Item 1A — “Risk Factors”.

Annual Highlights
We built upon the momentum of fiscal 2009 with significantly improved financial results in fiscal 2010. Our income before income taxes was $22.9 million for fiscal 2010 compared to $6.7 million for fiscal 2009. Prior to fiscal 2009, we experienced three consecutive years with losses before income taxes. The improvement in profitability is due primarily to (i) lower acquisition costs during the first half of fiscal 2010 for all major product types except walnuts, (ii) a 3.0% increase in sales volume, as measured in terms of pounds shipped, and (iii) executing portions of our five-year strategic plan.
Our net sales were $561.6 million for fiscal 2010, a $7.8 million, or 1.4%, increase over fiscal 2009. The increase was $3.8 million, excluding OVH sales from May 21, 2010, the acquisition date, to June 24, 2010. The increase was due to an overall sales volume increase of 3.0% partially offset by a 1.6% decrease in average selling price per pound. We have significantly increased the size of our sales and marketing leadership personnel in fiscal 2010 and have increased our promotional spending. We believe we now have the human and financial resources to execute our five-year strategic plan to grow our business.
On May 21, 2010, we acquired certain assets and assumed certain liabilities of OVH. The aggregate purchase price was $32.8 million, funded from excess availability in our Credit Facility (as defined below). The purchase price may be increased up to $10.1 million, contingent upon performance of the acquired business for the 2010 and 2011 calendar years. OVH is a leading supplier of branded and private label nut and dried fruit products in the produce category, an area in which we had a minimal presence. The OVH acquisition (i) expands our portfolio and market presence into the store perimeter beyond the traditional nut aisles, (ii) establishes a platform to build a truly national produce nut program, and (iii) broadens our product breadth and production capabilities. Based upon OVH’s financial results for calendar 2009 and 2008 disclosed in our Form 8-K/A filed on August 3, 2010, our sales would have been approximately $50 — $60 million higher. While we expect the OVH acquisition will improve our financial performance, there can be no assurances that the OVH acquisition will not have a negative impact (or no impact at all) on our financial performance. See Part I, Item 1A — “Risk Factors.”
Despite paying $32.8 million for the OVH acquisition, our total debt increased by only $4.7 million from June 25, 2009 to June 24, 2010. Our positive cash flow from operations of $42.1 million and our limited capital expenditures of $8.5 million allowed us to consummate the acquisition without incurring significant additional debt.
Results of Operations
The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2009 to fiscal 2010 and from fiscal 2008 to fiscal 2009.

	Percentage of Net Sales			Percentage Increase/Decrease
				Fiscal 2010	Fiscal 2009
	Fiscal 2010	Fiscal 2009	Fiscal 2008	vs. 2009	vs. 2008
Net sales	100.0%	100.0%	100.0%	1.4%	2.2%
Gross profit	16.9	13.1	12.2	30.9	9.3
Selling expenses	7.2	6.6	6.4	11.0	4.5
Administrative expenses	4.4	3.7	3.5	19.0	9.5
Restructuring expenses	—	(0.1)	0.3	—	(118.8)
Fiscal 2010 Compared to Fiscal 2009
Net Sales.
Net sales increased to $561.6 million for fiscal 2010 from $553.8 million for fiscal 2009, an increase of $7.8 million, or 1.4%. OVH net sales from May 21, 2010 to June 24, 2010 represented $4.0 million of the $7.8 million increase. Sales volume, measured as pounds shipped, increased by 3.0% for the same time period. Net sales, measured in dollars, increased in our consumer distribution channel and decreased in our industrial, food service, contract packaging and export distribution channels. Sales volume, measured in terms of pounds shipped, increased in the consumer and food service distribution channels and decreased in the industrial, contract packaging and export distribution channels.

The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

	Fiscal 2010		Fiscal 2009
Distribution Channel
Consumer	$331,509	59.0%	$317,097	57.3%
Industrial	78,255	13.9	79,147	14.3
Food Service	63,186	11.3	64,657	11.7
Contract Packaging	52,332	9.3	55,753	10.0
Export	36,351	6.5	37,192	6.7

Total	$561,633	100.0%	$553,846	100.0%

The following table shows an annual comparison of sales by product type as a percentage of total gross sales. The table is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Fiscal 2010	Fiscal 2009
Product Type
Peanuts	19.9%	21.8%
Pecans	19.0	19.2
Cashews & Mixed Nuts	21.1	22.5
Walnuts	12.4	13.3
Almonds	11.5	11.3
Other	16.1	11.9

Total	100.0%	100.0%

Net sales in the consumer distribution channel increased by 4.5% in dollars and 6.4% in volume in fiscal 2010 compared to fiscal 2009. Private label consumer sales volume, excluding the effect of OVH private label sales, increased by 8.4% in sales volume, or $13.3 million in gross sales, in fiscal 2010 compared to fiscal 2009 primarily due to (i) a $31.5 million increase at a customer, primarily in snack and trail mixes and (ii) a $9.9 million increase in gross sales to a customer that was added during the last half of fiscal 2009. These increases were partially offset by (i) a loss of $17.9 million and $4.8 million in business at two former private label customers and (ii) a $7.7 million decline in business at a customer.
Fisher brand sales volume increased by 4.5% in sales volume, or $3.8 million in gross sales, in fiscal 2010 compared to fiscal 2009 primarily due to a $8.0 million increase in baking nut sales to a customer. This increase was partially offset by a $4.1 million decrease in overall Fisher snack sales.
Net sales in the industrial distribution channel decreased by 1.1% in dollars and 2.8% in volume in fiscal 2010 compared to fiscal 2009. For both the quarterly and annual comparisons, sales volume increases for almonds, macadamias and walnuts were offset by a decrease in pecan sales due to a limited supply of pecans available for sale through the industrial distribution channel.
Net sales in the food service distribution channel decreased by 2.3% in dollars, but increased 4.3% in volume in fiscal 2010 compared to fiscal 2009. The increase in volume is due primarily to a $2.0 million increase in peanut butter business at certain food service distributors.
Net sales in the contract packaging distribution channel decreased by 6.1% in dollars and 2.2% in volume in fiscal 2010 compared to fiscal 2009. The sales volume decrease is due to lower sales to our major contract packaging customer. This decrease was partially offset during the first half of fiscal 2010 by increased sales to a separate contract packaging customer.
Net sales in the export distribution channel decreased by 2.3% in dollars and 2.5% in volume in fiscal 2010 compared to fiscal 2009. The decrease in volume is due primarily to lower walnut sales to industrial export customers.

Gross Profit.
Gross profit increased 30.9% to $94.8 million for fiscal 2010 from $72.4 million for fiscal 2009. Gross profit margin increased to 16.9% of net sales for fiscal 2010 from 13.1% for fiscal 2009. The increase in the gross profit margin was due primarily to lower commodity costs during the first half of fiscal 2010 and improvements in manufacturing efficiencies. Gross profit margins improved on the sales of all major products except walnuts due to lower acquisition costs in the first half of fiscal 2010. Walnut gross profit margins declined in the fiscal year comparison because of higher acquisition costs during the last three quarters of fiscal 2010. We experienced some pressure on gross profit margin during the last half of fiscal 2010 due to higher tree nut costs because of increasing exports of United States origin nuts resulting from a weaker dollar and increasing demand for tree nuts in China, especially for walnuts and pecans.
Operating Expenses.
Selling expenses for fiscal 2010 were $40.5 million, an increase of $4.0 million, or 11.0%, from fiscal 2009. This increase is primarily due to (i) a $1.3 million increase in salaries due primarily to the expansion of our sales and marketing teams, (ii) a $1.0 million increase in incentive compensation expense due to improved operating results and a higher number of participants, and (iii) a $1.3 million increase in marketing and advertising expenditures. Administrative expenses for fiscal 2010 were $24.6 million, an increase of $3.9 million, or 19.0%, from fiscal 2009. This increase is primarily due to (i) a $0.8 million increase in compensation expense, (ii) a $2.1 million increase in incentive compensation expense from improved operating results and a higher number of participants, and (iii) a $0.7 million increase in legal and other advisory fees related to the amendment of our Credit Facility and transaction costs associated with the OVH acquisition. These increases were partially offset by a $0.6 million decrease in recall costs. While the OVH acquisition contributed to the increase in operating expenses for fiscal 2010 compared to fiscal 2009, the effect was not significant. Amortization expense related to the OVH acquisition was $0.2 million in fiscal 2010.Total amortization expense related to intangible assets is expected to be $2.2 million for fiscal 2011. Operating expenses were reduced by $0.3 million during the first quarter of fiscal 2009 for the difference between our previously estimated cost of withdrawal from the multiemployer pension plan and the actual cost determined by the multiemployer pension plan.
Income from Operations.
Due to the factors discussed above, the income from our operations was $29.7 million, or 5.3% of net sales, for fiscal 2010, compared to $15.6 million, or 2.8% of net sales, for fiscal 2009.
Interest Expense.
Interest expense decreased to $5.7 million for fiscal 2010 from $7.6 million for fiscal 2009. The decrease is primarily due to lower average debt levels during fiscal 2010 compared to fiscal 2009.
Rental and Miscellaneous (Expense) Income, Net.
Net rental and miscellaneous (expense) income was an expense of $1.1 million for fiscal 2010 compared to an expense of $1.3 million for fiscal 2009. The net rental and miscellaneous expense is due to the vacancy rate at the office building located at the Elgin Site.
Income Tax Expense (Benefit).
Income tax expense was $8.4 million, or 36.9% of income before income taxes, for fiscal 2010 compared to income tax benefit of $(0.3) million, or (3.9)% of income before income taxes, for fiscal 2009. We eliminated the valuation allowance related to the potential realization of net operating loss carryforwards during the fourth quarter of fiscal 2009. Income tax expense should be at a normal rate for the foreseeable future. Our profitability will enable us to take advantage of the domestic manufacturing deduction for fiscal 2010, which has been included in our effective tax rate estimate.
Net Income.
Net income was $14.4 million, or $1.36 basic and $1.34 diluted per common share, for fiscal 2010, compared to $6.9 million, or $0.65 basic and diluted per common share, for fiscal 2009, due to the factors discussed above.

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
The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

	Fiscal 2009		Fiscal 2008
Distribution Channel
Consumer	$317,097	57.3%	$294,021	54.2%
Industrial	79,147	14.3	92,792	17.1
Food Service	64,657	11.7	68,132	12.6
Contract Packaging	55,753	10.0	47,441	8.8
Export	37,192	6.7	39,385	7.3

Total	$553,846	100.0%	$541,771	100.0%

The following table shows an annual comparison of sales by product type as a percentage of total gross sales. The table is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Fiscal 2009	Fiscal 2008
Product Type
Peanuts	21.8%	20.1%
Pecans	19.2	22.6
Cashews & Mixed Nuts	22.5	20.8
Walnuts	13.3	14.7
Almonds	11.3	11.9
Other	11.9	9.9

Total	100.0%	100.0%

Net sales in the consumer distribution channel increased by 7.8% in dollars and 5.5% in volume in fiscal 2009 compared to fiscal 2008. Private label consumer sales volume increased by 7.3% in fiscal 2009 compared to fiscal 2008 primarily due to (i) a significant new customer for the last half of fiscal 2009; (ii) expansion of business at an existing customer; and (iii) a general increase in sales of private label products due to economic conditions. Fisher brand sales volume increased 3.2% for fiscal 2009 compared to fiscal 2008 primarily due to an increase in inshell peanut sales to a customer partially offset by decreased sales to other customers.
Net sales in the industrial distribution channel decreased by 14.7% in dollars and 23.3% in sales volume in fiscal 2009 compared to fiscal 2008. The sales volume decrease is primarily due to (i) lower raw peanut sales to other peanut processors and oil processors resulting, in part, from a planned reduction in peanuts shelled at our Bainbridge, Georgia facility; (ii) increased price competition from processors who are directly aligned with nut growers; (iii) a decrease in the availability of our supply of tree nuts for the industrial distribution channel; and (iv) a decrease in demand in the industrial distribution channel for nuts, as fewer new products with nuts as ingredients are being developed.
Net sales in the food service distribution channel decreased by 5.1% in dollars and 4.1% in volume in fiscal 2009 compared to fiscal 2008. This decrease is primarily due to the effects of current economic conditions as consumers spent less money at restaurants during fiscal 2009, as compared to fiscal 2008.
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
Gross Profit.
Gross profit increased 9.3% to $72.4 million for fiscal 2009 from $66.2 million for fiscal 2008. Gross profit margin increased to 13.1% of net sales for fiscal 2009 from 12.2% for fiscal 2008. We made a voluntary pistachio recall during the time period of March 31, 2009 through April 8, 2009 as a precautionary measure because such products may be contaminated with salmonella. This voluntary recall was a follow-up to the industry-wide voluntary recall of pistachios announced by Setton Pistachio of Terra Bella, Inc., and had a 0.3% percentage point effect on gross profit margin for fiscal 2009. The improvement was achieved largely due to (i) a decrease in redundant costs, as all Chicago area operations are now consolidated at the Elgin Site; (ii) a decrease in external contractor charges related to moving equipment from the previous Chicago area facilities to the Elgin Site; and (iii) improved efficiency variances. Gross profit margins improved on sales of almonds and walnuts due to lower acquisition costs and decreased on peanuts and cashews. Temporary delays in supplier shipments of peanuts and cashews along with lower-priced purchase contracts resulted in limited opportunities for purchasing these commodities at low costs. In order to fulfill our obligations to our customers, we purchased these commodities in the high-priced spot market during the first half of fiscal 2009.
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
Income from Operations.
Due to the factors discussed above, our income from operations was $15.6 million, or 2.8% of net sales, for fiscal 2009, compared to $10.7 million, or 2.0% of net sales, for fiscal 2008.
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
Rental and Miscellaneous (Expense) Income, Net.
Net rental and miscellaneous (expense) income was an expense of $1.3 million for fiscal 2009 compared to an expense of $0.3 million for fiscal 2008. The increase in net expense is due to lower rental income as a result of a higher vacancy rate at the office building located at the Elgin Site.
Income Tax Benefit.
Income tax benefit was $0.3 million, or (3.9)% of income before income taxes, for fiscal 2009 compared to $0.9 million, or 13.1% of income before income taxes, for fiscal 2008. The income tax benefit in 2009 varied from the federal statutory income tax rate primarily as we released a $3.0 million valuation allowance at the beginning of the year associated with deferred income tax assets, which included federal and state net operating loss (“NOL”) carryforwards. Our operating results for fiscal 2009 and our currently expected future profitability led to the elimination of our $3.0 million valuation allowance as we currently believe it is more likely than not that the deferred income tax assets will be realized.
Net Income (Loss).
Net income was $6.9 million, or $0.65 basic and diluted per common share, for fiscal 2009, compared to a net loss of ($6.0) million, or ($0.56) basic and diluted per common share, for fiscal 2008, due to the factors discussed above.
Liquidity and Capital Resources
General.
The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our strategic plan, repay indebtedness and potentially pay contingent earn-out liabilities. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility (as defined below). We continue to actively manage our working capital as a result of the current economic situation. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. The increase in our available credit under our Credit Facility due to our improved financial performance has allowed us to consummate the OVH acquisition, devote more funds to promote our products, especially our Fisher brand, and to explore other growth strategies outlined in our strategic plan, including further acquisitions. To be consummated, any future acquisitions would generally require the approval of our lenders under the Credit Facility.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $42.1 million for fiscal 2010 compared to $43.4 million for fiscal 2009. Despite improved operating results, we experienced this slight decrease due to various factors including (i) a $7.2 million increase in income taxes paid as we no longer have the benefit of federal net operating loss carryforwards, and (ii) an approximately $7.1 million increase in inshell walnut procurement costs. Assuming we continue to achieve profitability in future years, we would continue to not have the benefit of federal net operating loss carryforwards.
We repaid $4.1 million of long-term debt during fiscal 2010, $3.0 million of which was related to the Mortgage Facility. The net increase in our Credit Facility was $7.2 million, despite using $32.8 million to fund the OVH acquisition.
Total inventories were $114.4 million at June 24, 2010, an increase of $8.1 million, or 7.6%, from the balance at June 25, 2009. The increase is primarily due to $10.3 million of inventories acquired through the OVH acquisition on hand at June 24, 2010. Excluding OVH inventory, our inventories decreased 14.9% in pounds and 2.1% in dollars from June 25, 2009 to June 24, 2010.
Net accounts receivable were $42.1 million at June 24, 2010, an increase of $7.3 million, or 21.0%, from the balance at June 25, 2009. OVH sales are responsible for roughly half of this increase. The increase in net accounts receivable is due to higher sales in the month of June 2010 compared to June 2009. Accounts receivable allowances were $2.1 million at June 24, 2010 compared to $2.8 million at June 25, 2009. The decrease in accounts receivable allowances is due primarily to more efficient resolution of customer deductions.
Current economic conditions may continue to adversely impact demand for consumer products. These conditions could, among other things, have a material adverse effect on the cash received from our operations. See Part I, Item 1A — “Risk Factors”.

Real Estate Matters.
In August 2008, we completed the consolidation of our Chicago-based facilities into the Elgin Site. As part of the facility consolidation project, on April 15, 2005, we closed on the $48.0 million purchase of the Elgin Site. The Elgin Site includes both an office building and a warehouse, and affords us increased production capacity, such that we are currently able to offer our services to existing and new customers on an expanded basis. We leased 41.5% of the office building back to the seller for a three year period which ended in April 2008. The seller did not exercise its option to renew its lease and vacated the office building. Accordingly, we are currently attempting to find replacement tenant(s) for the space that was rented by the seller of the Elgin Site. Until replacement tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 75% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the Elgin Site.
On March 28, 2006, JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). We subsequently entered into a sales contract with a potential buyer of the Old Elgin Site. The sales contract was terminated as the potential buyer was unable to secure financing. While the Old Elgin Site is available for sale and we are currently actively searching for new potential buyers, we cannot ensure that a sale will occur in the next twelve months. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. Our total costs under the Development Agreement were $6.8 million as of June 24, 2010 and June 25, 2009, (i) $5.6 million of which is recorded as a component of “Property, Plant and Equipment”, and (ii) $1.2 million of which is recorded as “Rental Investment Property”. We have reviewed the assets under the Development Agreement that are available for sale for potential impairment and concluded that the current fair value is not less than the carrying value.
Financing Arrangements.
On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “Credit Facility”). Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Credit Facility and Mortgage Facility replaced our prior revolving credit facility (the “Prior Credit Facility”) and long-term financing facility (the “Prior Note Agreement”). We currently expect to be in compliance with all financial covenants under the Credit Facility and Mortgage Facility for the foreseeable future and we currently have full access to our new financing.
The Credit Facility is secured by substantially all of our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin, Illinois real property includes almost all of the Old Elgin Site that was purchased prior to the Elgin Site purchase.
On March 8, 2010, we entered into a First Amendment to the Credit Facility (the “First Amendment”). The First Amendment modified the Credit Facility to permit us to make aggregate acquisitions of up to $50 million in cash payable at closing and meeting specified other criterion including loan availability levels and pro forma financial covenant compliance. In addition, the First Amendment alters the borrowing base calculation, which is based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), to allow us increased availability from inventory under the Credit Facility during January, February, March, October, November and December, which are the months in which our Company purchases most of its inventory.

The Credit Facility, as amended, matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the Borrowing Base Calculation, ranging from 0.00% to 0.50% or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.50% to 3.00%. The face amount of undrawn letters of credit accrues interest at a rate of 2.00% to 2.50%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment decreases by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of June 24, 2010, the weighted average interest rate for the Credit Facility was 2.95%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of our Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 24, 2010, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 24, 2010, we had $51.6 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.
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
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 24, 2010, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $28.6 million has been classified as long-term debt as of June 24, 2010. This $28.6 million represents scheduled principal payments due under Tranche A beyond twelve months of June 24, 2010.

As of June 24, 2010, we had $4.3 million in aggregate principal amount of industrial development bonds (the “bonds”) outstanding, which was originally used to finance the acquisition, construction and equipping of our Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his, her or its bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.5 million in fiscal 2011 to $0.8 million in fiscal 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any. Since the bonds may be payable at the interest reset date of June 1, 2011, the entire aggregate balance of $4.3 million is classified as a current liability as of June 24, 2010.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not less than the $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and therefore the financing obligation is being accounted for similarly to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the transaction. As of June 24, 2010, $13.4 million of the debt obligation was outstanding.
Capital Expenditures.
We spent $8.5 million of capital expenditures, excluding amounts incurred in connection with the OVH acquisition, in fiscal 2010 compared to $5.9 million in fiscal 2009. We expect that total capital expenditures will be under $10 million during fiscal 2011.
Off-Balance Sheet Arrangements
As of June 24, 2010, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Cash Obligations
At June 24, 2010, we had the following contractual cash obligations for long-term debt (including scheduled interest payments), capital leases, operating leases, the Credit Facility and purchase obligations (amounts in this subsection in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$87,109	$18,559	$12,186	$10,668	$45,696
Capital lease obligations	481	332	128	21	—
Minimum operating lease commitments	3,686	1,907	1,447	299	33
Revolving credit facility borrowings	40,437	—	40,437	—	—
Purchase obligations	134,340	134,340	—	—	—

Other long-term liabilities reflected on our balance sheet

Total contractual cash obligations	$266,053	$155,138	$54,198	$10,988	$45,729

Amounts outstanding under our Credit Facility, while classified as current liabilities, are included in the 1 -3 years column based upon the term of the Credit Facility. The purchase obligations represent $134,340 of inventory purchases. Additionally, we have $10,604 of projected retirement obligations recorded on our balance sheet as of June 24, 2010. See Note 12 in the Notes to Consolidated Financial Statements for further details. Also, as a licensed United States Department of Agriculture Nut Warehouse Operator, we are responsible for delivering the loan value of the peanut inventory in our possession as represented on the warehouse receipt to the holder of the warehouse receipt on demand. We are responsible for any decline in the value of the peanut inventory due to a decline in quality or shrinkage. Based on current expectations and historical experience, no amounts related to a potential decline in the value of peanut inventory are included in the schedule above.
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
Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. See “Forward-Looking Statements” below.
Revenue Recognition.
We recognize revenue when persuasive evidence of an arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. We sell our products under some arrangements, which include customer contracts that fix the sales price for periods typically of up to one year for some industrial customers and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and food service customers. Reserves for these programs are established based upon the terms of specific arrangements. Revenues are recorded net of rebates and promotion and marketing allowances. Revenues are also recorded net of customer deductions which are provided for based upon past experiences. Our net accounts receivable includes an allowance for customer deductions. While customers do have the right to return products, past experience has demonstrated that product returns have been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances.
Inventories.
Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts, dried fruit and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market. Inventory costs are reviewed at least quarterly. Fluctuations in the market price of pecans, peanuts, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. When expected market sales prices move below costs, we record adjustments to write down the carrying values of inventories to lower of cost or market. The results of our shelling process can also result in changes to our inventory costs, for example based upon actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based upon our inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates are also recorded.
Impairment of Long-Lived Assets.
We review held and used long-lived assets, including our rental investment property, to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets’ carrying value and the underlying fair value is less than the carrying value. After an impairment loss, the carrying value would reflect the assets’ fair value.
We review assets available for sale, including the Old Elgin Site, each accounting period. An impairment loss is recognized in operating results when fair values are less than the assets’ carrying value. After an impairment loss, the carrying value would reflect the assets’ current fair value.
We did not record any impairment charges during fiscal 2010.
Goodwill.
We completed our acquisition of certain assets of OVH during the fourth quarter of fiscal 2010. Goodwill, assigned to our single reportable operating segment, represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is subject to impairment analysis annually or more frequently if an event occurs or circumstances indicate the carrying amount may be impaired. We assess goodwill for possible impairment at year end using the two-step method in which the carrying amount of a reporting unit is compared to its fair value, utilizing income approach methods. If the carrying amount of a reporting unit exceeds its fair value, we perform a further analysis to determine the fair values of the underlying assets and liabilities of the reporting unit to determine whether the carrying amount of goodwill of the reporting unit has been impaired. We believe that the accounting estimate related to determining the fair value for goodwill impairment assessment is a critical accounting estimate because: (1) it is highly susceptible to change from period to period because it requires us to make assumptions about the future cash flows over several years in the future, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management’s assumptions about future cash flows require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.
We did not record any impairment charges to goodwill during fiscal 2010.

Earn-out Liability.
Under terms of the OVH acquisition, future consideration of up to $10.1 million may be paid in addition to the $32.8 million cash purchase price paid on May 21, 2010. This future consideration is contingent upon the sales performance of the acquired business in the 2010 and 2011 calendar years. The following table summarizes the potential earnouts to be paid under terms of the Purchase Agreement. Retail sales include packaged sales to the consumer distribution channel. Net total sales are comprised of net retail sales plus net bulk sales of products.

Earnout
Earnout Measurement	Payment
Calendar 2010 net retail sales greater than $25.5 million	$79
Calendar 2010 net total sales greater than $41.5 million and calendar 2010 net retail sales greater than $36.5 million	5,000
Calendar 2011 net total sales greater than $49.0 million and calendar 2011 net retail sales greater than $43.0 million	2,500
Calendar 2010 and calendar 2011 retail sales greater than $105.0 million	2,500

Total	$10,079

To determine our earnout liability, we assigned a probability factor for each of the four circumstances listed in the table above along with a present value factor based on our incremental borrowing rate. Due to the relatively short timeframe for the earnout payments, the sensitivity of the above amounts is almost entirely dependent on the probability factors.
We have established current and long-term liabilities of $4.4 million and $1.4 million, respectively, for the expected fair value of the future consideration, considering the probabilities that the sales performance levels will be attained. This expected fair value will be re-measured on a quarterly basis through the quarter ending December 29, 2011. Any quarterly change in the expected fair value will require an adjustment to the contingent consideration with the corresponding charge or credit to operating income for that quarter.
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
Related Party Transactions.
As discussed in Notes 1, 6 and 13 of the Notes to the Consolidated Financial Statements, we lease space from related parties and transact with other related parties in the normal course of business. We believe that these related party transactions are conducted on overall terms, including levels of service and quality, that are competitive with other non-related entities at the time the transactions are entered into.
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

We adopted accounting guidance for uncertainty in income taxes, on June 29, 2007. There were no material effects associated with the implementation of this accounting guidance. As of June 29, 2007, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit)/expense caption in the statement of operations.
As of June 24, 2010, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit)/ expense caption in the statement of operations.
We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 24, 2010, we believe that our deferred tax assets are fully realizable.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS No. 141(R) and FSP FAS 141(R)-1 were effective for us beginning June 26, 2009, and will apply prospectively to business combinations completed on or after that date. After the Codification, all business combination accounting is included as Topic 805. We used Topic 805 to account for our acquisition of certain assets and assumption of certain liabilities of Orchard Valley Harvest, Inc. during the fourth quarter of fiscal 2010.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) which amended the consolidation guidance applicable to variable interest entities (“VIEs”). The SFAS 167 amendments are effective as of the first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. SFAS 167 replaces Interpretation 46(R)’s risks-and-rewards-based quantitative approach to consolidation with a more qualitative approach that requires a reporting entity to have some economic exposure to a VIE along with “the power to direct the activities that most significantly impact the economic performance of the entity.” The FASB also reminded its constituents that only substantive terms, transactions, and arrangements should affect the accounting conclusions under Statement 167. The SFAS 167 provisions were included in Accounting Standards Update No. 2009-17, “Topic 810 — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”). We are currently reviewing the provisions of ASU 2009-17, which is effective for our first quarter of fiscal 2011.
Forward-Looking Statements
The statements contained in this Annual Report on Form 10-K, and in the Chief Executive Officer’s letter to stockholders accompanying the Annual Report on Form 10-K delivered to stockholders, that are not historical are “forward-looking statements.” These forward-looking statements, which generally are followed (and therefore identified) by a cross reference to Part I, Item 1A — “Risk Factors” or are identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes” and “expects”, represent our present expectations or beliefs concerning future events. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. We caution that such statements are qualified by important factors, including the factors described in Part I, Item 1A — “Risk Factors”, that could cause actual results to differ materially from those in the forward-looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and events that may be subject to circumstances beyond our control. Consequently, results actually achieved may differ materially from the expected results included in these statements.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of changes in interest rates, commodity prices of raw material purchases and foreign exchange. We have not entered into any arrangements to hedge against changes in market interest rates, commodity prices or foreign currency fluctuations.
We are unable to engage in hedging activity related to commodity prices, since there are no established futures markets for nuts. Approximately 36% of nut purchases for fiscal 2010 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country.
We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility because we have not entered into any hedging instruments which fix the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had a $0.1 million impact on our net income and cash flows from operating activities for fiscal 2010. In addition, the interest rate on our Mortgage Facility resets in the future.

Item 8 — Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiaries (the “Company”) at June 24, 2010 and June 25, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 24, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 24, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Orchard Valley Harvest operations from its assessment of internal control over financial reporting as of June 24, 2010 because it was acquired by the Company in a purchase business combination on May 21, 2010. We have also excluded Orchard Valley Harvest operations from our audit of internal control over financial reporting. Orchard Valley Harvest operations total assets and total revenues represent less than 10% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 24, 2010.
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
August 25, 2010

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 24, 2010 and June 25, 2009
(dollars in thousands, except per share amounts)

	June 24,	June 25,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$1,437	$863
Accounts receivable, less allowances of $2,071 and $2,765, respectively	42,074	34,760
Inventories	114,360	106,289
Income taxes receivable	104	—
Deferred income taxes	4,486	4,108
Prepaid expenses and other current assets	2,319	1,784

TOTAL CURRENT ASSETS	164,780	147,804

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463
Buildings	101,421	100,482
Machinery and equipment	155,796	150,266
Furniture and leasehold improvements	3,969	6,231
Vehicles	632	676
Construction in progress	2,033	1,734

	273,314	268,852
Less: Accumulated depreciation	140,353	134,648

	132,961	134,204
Rental investment property, less accumulated depreciation of $4,458 and $3,559, respectively	31,242	32,141

TOTAL PROPERTY, PLANT AND EQUIPMENT	164,203	166,345

Cash surrender value of officers’ life insurance and other assets	7,723	7,981
Goodwill	5,454	—
Intangible assets	16,121	569

TOTAL ASSETS	$358,281	$322,699

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 24, 2010 and June 25, 2009
(dollars in thousands, except per share amounts)

	June 24,	June 25,
	2010	2009
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$40,437	$33,232
Current maturities of long-term debt, including related party debt of $253 and $234, respectively	15,549	11,690
Accounts payable, including related party payables of $301 and $687, respectively	29,625	23,479
Book overdraft	2,061	5,632
Accrued payroll and related benefits	10,613	8,713
Accrued workers’ compensation	5,254	5,159
Other accrued expenses	12,092	7,149
Income taxes payable	—	49

TOTAL CURRENT LIABILITIES	115,631	95,103

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,156 and $13,410, respectively	42,680	49,016
Retirement plan	9,951	8,095
Deferred income taxes	4,569	3,634
Other	5,556	1,352

TOTAL LONG-TERM LIABILITIES	62,756	62,097

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, noncumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,166,849 and 8,140,599 shares issued, respectively	82	81
Capital in excess of par value	101,787	101,119
Retained earnings	82,602	68,177
Accumulated other comprehensive loss	(3,399)	(2,700)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	179,894	165,499

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$358,281	$322,699

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 24, 2010, June 25, 2009 and June 26, 2008
(dollars in thousands, except for earnings per share)

	Year Ended	Year Ended	Year Ended
	June 24, 2010	June 25, 2009	June 26, 2008
Net sales	$561,633	$553,846	$541,771
Cost of sales	466,847	481,447	475,538

Gross profit	94,786	72,399	66,233

Operating expenses:
Selling expenses	40,494	36,465	34,899
Administrative expenses	24,620	20,685	18,898
Restructuring expenses	—	(332)	1,765

Total operating expenses	65,114	56,818	55,562

Income from operations	29,672	15,581	10,671

Other income (expense):
Interest expense ($1,075, $1,092 and $1,109 to related parties, respectively)	(5,653)	(7,646)	(10,502)
Debt extinguishment costs	—	—	(6,737)
Rental and miscellaneous (expense) income, net	(1,147)	(1,277)	(286)

Total other expense, net	(6,800)	(8,923)	(17,525)

Income (loss) before income taxes	22,872	6,658	(6,854)
Income tax expense (benefit)	8,447	(259)	(897)

Net income (loss)	$14,425	$6,917	$(5,957)

Income (loss) per common share (basic)	$1.36	$0.65	$(0.56)

Income (loss) per common share (diluted)	$1.34	$0.65	$(0.56)

Weighted average shares outstanding — basic	10,642,824	10,618,240	10,610,272

Weighted average shares outstanding — diluted	10,725,108	10,635,277	10,610,272

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 24, 2010, June 25, 2009 and June 26, 2008
(dollars in thousands)

							Accumulated Other
	Class A Common Stock		Common Stock		Capital in Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss	Stock	Total

Balance, June 28, 2007	2,597,426	$26	8,123,349	$81	$100,335	$67,810	$(4,057)	$(1,204)	$162,991
Net loss						(5,957)			(5,957)
Pension liability amortization, net of income tax benefit of $209							389		389
Pension liability adjustment, net of income tax benefit of $255							474		474

Comprehensive loss									(5,094)

Stock option exercises			11,250		72				72
Tax benefit of stock option exercises					6				6
Stock-based compensation expense					397				397
Balance, June 26, 2008	2,597,426	$26	8,134,599	$81	$100,810	$61,853	$(3,194)	$(1,204)	$158,372
Net income						6,917			6,917
Pension liability amortization, net of income tax benefit of $222							412		412
Pension liability adjustment, net of income tax benefit of $45							82		82

Comprehensive income									7,411

Stock option exercises			6,000		36				36
Stock-based compensation expense					273				273
Adoption of new accounting rule for life insurance arrangements						(593)			(593)
Balance, June 25, 2009	2,597,426	$26	8,140,599	$81	$101,119	$68,177	$(2,700)	$(1,204)	$165,499
Net income						14,425			14,425
Pension liability amortization, net of income tax benefit of $219							406		406
Pension liability adjustment, net of income tax expense of $678							(1,105)		(1,105)

Comprehensive income									13,726

Stock option exercises			26,250	1	177				178
Stock-based compensation expense					491				491
Balance, June 24, 2010	2,597,426	$26	8,166,849	$82	$101,787	$82,602	$(3,399)	$(1,204)	$179,894

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 24, 2010, June 25, 2009 and June 26, 2008
(dollars in thousands)

	Year Ended	Year Ended	Year Ended
	June 24, 2010	June 25, 2009	June 26, 2008
Cash flows from operating activities:
Net income (loss)	$14,425	$6,917	$(5,957)
Depreciation and amortization	15,825	15,922	15,742
(Gain)/loss on disposition of properties	(85)	138	(8)
Deferred income tax expense/(benefit)	557	(474)	(466)
Stock-based compensation expense	491	273	397
Change in current assets and current liabilities, excluding impact of OVH acquisition:
Accounts receivable, net	(2,169)	(336)	1,600
Inventories	2,574	20,743	7,127
Prepaid expenses and other current assets	1,573	(192)	(442)
Accounts payable	3,988	(1,876)	4,091
Accrued expenses	1,774	1,586	1,313
Income taxes receivable/payable	(153)	271	6,490
Other, net	3,257	442	(270)

Net cash provided by operating activities	42,057	43,414	29,617

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,481)	(5,912)	(11,569)
Proceeds from disposition of assets	148	97	112
Purchase of assets of Orchard Valley Harvest, Inc.	(32,772)	—	—
Cash surrender value of officers’ life insurance	(135)	(205)	(205)

Net cash used in investing activities	(41,240)	(6,020)	(11,662)

Cash flows from financing activities:
Borrowings under revolving credit facilities	233,559	162,548	70,859
Repayments of revolving credit borrowings	(226,354)	(197,264)	(92,940)
Initial borrowing under new revolving credit facility	—	—	82,031
Payment of amounts outstanding under prior revolving credit facility	—	—	(65,283)
Issuance of long-term debt	—	—	45,000
Debt issuance costs	—	—	(3,273)
Principal payments on long-term debt	(4,055)	(3,901)	(55,353)
(Decrease)/increase in book overdraft	(3,571)	1,334	(717)
Issuance of Common Stock under option plans	157	36	72
Tax benefit of stock option exercises	21	—	6

Net cash used in financing activities	(243)	(37,247)	(19,598)

Net increase (decrease) in cash	574	147	(1,643)
Cash:
Beginning of period	863	716	2,359

End of period	$1,437	$863	$716

Supplemental disclosures of cash flow information:
Interest paid, net of interest capitalized	$4,968	$7,208	$10,456
Income taxes paid, excluding refunds of $29, $141 and $6,675, respectively	7,586	347	107
Capital lease obligations incurred	146	—	207
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
Management Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for customer deductions, allowances for doubtful accounts, the quantity and valuation of bulk inventories, accruals for workers’ compensation claims, income tax accruals, earn-out payments related to an acquisition and various other accrual accounts. Actual results could differ from those estimates.
Accounts Receivable
Accounts receivable are stated at the amounts charged to customers, less: (i) allowances for doubtful accounts, and (ii) reserves for estimated cash discounts and customer deductions. The allowance for doubtful accounts is calculated by specifically identifying customers that are credit risks. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. The reserve for estimated cash discounts is based on actual payments. The reserve for customer deductions represents known customer short payments and an estimate of future credit memos that will be issued to customers related to rebates and allowances for marketing and promotions based on historical experience. Included in accounts receivable as of June 24, 2010 and June 25, 2009 are $1,155 and $1,121, respectively, relating to workers’ compensation excess claim recovery.
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
We store a large amount of peanut inventory on behalf of the United States government at various facilities. As a licensed United States Department of Agriculture Nut Warehouse Operator, we are responsible for delivering the loan value of the peanut inventory in our possession as represented on the warehouse receipt to the holder of the warehouse receipt on demand. We are responsible for any decline in the value of the peanut inventory due to a decline in quality or shrinkage in excess of an allowable amount. No such declines in value are currently anticipated.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Major improvements that extend the useful life or add capacity are capitalized and charged to expense through depreciation. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss is recognized currently in operating income. Cost is depreciated using the straight-line method over the following estimated useful lives: buildings — 10 to 40 years; machinery and equipment — 5 to 10 years; furniture and leasehold improvements — 5 to 10 years; and vehicles — 3 to 5 years. Depreciation expense was $14,115, $14,105 and $14,063 for the years ended June 24, 2010, June 25, 2009 and June 26, 2008, respectively. No interest costs were capitalized for the last three fiscal years due to the lack of any significant project.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement were not eligible for sale-leaseback accounting. These partnerships are not considered variable interest entities subject to consolidation under current accounting literature, as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction.
Impairment of Long-Lived Assets
We review held and used long-lived assets, including our rental investment property, to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets’ carrying value and the underlying fair value is less than the carrying value. After an impairment loss, the carrying value would reflect the assets’ fair value.
We review assets available for sale, including the Old Elgin Site (as defined below), each accounting period. An impairment loss is recognized in operating results when fair values are less than the assets’ carrying value. After an impairment loss, the carrying value would reflect the assets’ current fair value.
We did not record any impairment charges during fiscal 2010.
Goodwill
We completed our acquisition of certain assets of OVH during the fourth quarter of fiscal 2010. Goodwill, assigned to our single reportable operating segment, represents the excess of the cost of an acquired business over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is subject to impairment analysis annually or more frequently if an event occurs or circumstances indicate the carrying amount may be impaired. We assess goodwill for possible impairment at year end using the two-step method in which the carrying amount of a reporting unit is compared to its fair value, utilizing income approach methods. If the carrying amount of a reporting unit exceeds its fair value, we perform a further analysis to determine the fair values of the underlying assets and liabilities of the reporting unit to determine whether the carrying amount of goodwill of the reporting unit has been impaired.
We did not record any impairment charges to goodwill during fiscal 2010.
Facility Consolidation Project/Real Estate Transactions
In April 2005, we acquired property to be used for the Elgin Site. Two buildings are located on the Elgin Site, one of which is an office building of which 41.5% was leased back to the seller through April 2008. The seller opted to not renew the lease, and we have yet to find replacement tenants. Approximately 75% of the office building is currently vacant. The other building, a warehouse, was expanded and modified for use as our principal processing facility and headquarters. The allocation of the purchase price to the two buildings was determined through a third party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the warehouse building is included in property, plant and equipment.
The net rental expense from the office building included in rental and miscellaneous (expense) income, net, was an expense of $1,725, $1,864 and $867 for the years ended June 24, 2010, June 25, 2009 and June 26, 2008, respectively. Gross rental income was $1,198, $1,159 and $2,324 for the years ended June 24, 2010, June 25, 2009 and June 26, 2008, respectively. Expected future gross rental income under the office building operating lease is as follows for the years ending:

June 30, 2011	$1,449
June 28, 2012	1,383
June 27, 2013	1,364
June 26, 2014	1,376
June 25, 2015	1,210
Thereafter	2,096

$8,878

On March 28, 2006, JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). While we are currently actively searching for potential buyers of the Old Elgin Site, we cannot ensure that a sale will occur in the next twelve months. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. Our total costs under the Development Agreement were $6,806 as of June 24, 2010 and June 25, 2009, (i) $5,569 of which is recorded as a component of “Property, Plant and Equipment” and (ii) $1,237 of which is recorded as “Rental Investment Property.” These costs were incurred through fiscal 2006. We have reviewed the assets under the Development Agreement and concluded that no adjustment of the carrying value is required.
Introductory Funds
The ability to sell to certain retail customers often requires upfront payments to be made by us. Such payments are frequently made pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. If appropriate, the cost of these payments is recorded as an asset and is amortized over the term of the contract. We expense payments if no written arrangement exists and amounts are not recoverable in the event of customer cancellation. Total introductory funds included in prepaid expenses and other current assets were $0 at June 24, 2010 and $1,092 at June 25, 2009. Amortization expense, which is recorded as a reduction in net sales, was $1,092, $1,390 and $1,252 for the years ended June 24, 2010, June 25, 2009 and June 26, 2008, respectively.
Fair Value of Financial Instruments
The fair value of our fixed rate debt as of June 24, 2010, including current maturities, was estimated to approximate the carrying value of $31,000. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances for similar terms.
The fair value of the contingent consideration to be paid under terms of the OVH purchase agreement was determined using probability factors for specific earnout measurements discounted by our incremental short-term borrowing rate. Due to the relatively short timeframe of the earnout period (through calendar year 2011), the sensitivity of the determination of the fair value of the contingent consideration is almost entirely dependent upon the probability factors. Under the fair value measurement and disclosure provisions of ASC 820 for Level 3 inputs, we are required to re-measure the fair value of the contingent consideration on a quarterly basis and disclose the effect of the measurements on earnings for each quarterly period.
The carrying amounts of our other financial instruments also approximate their estimated fair values.
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
Significant Customers
The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. Net sales to Wal-Mart Stores, Inc. represented approximately 19% of our net sales for each of the years ended June 24, 2010, June 25, 2009 and June 26, 2008, respectively. Net accounts receivable from Wal-Mart Stores, Inc. were $3,844 and $3,719 at June 24, 2010 and June 25, 2009, respectively. Net sales to Target Corporation represented approximately 12% of our net sales for the year ended June 24, 2010. Net accounts receivable from Target Corporation were $3,604 and $3,354 at June 24, 2010 and June 25, 2009, respectively.
Promotion and Advertising Costs
Promotion allowances, customer rebates and marketing allowances are recorded at the time revenue is recognized and are reflected as reductions in sales. Annual volume rebates are estimated based upon projected volumes for the year, while promotion and marketing allowances are recorded based upon terms of the actual arrangements. Coupon incentive costs are accrued based on estimates of product shipped to retailers at our measurement date and an estimate of redemptions to occur. We expense the costs of advertising, which include newspaper and other advertising activities, as incurred. Advertising expenses for the years ended June 24, 2010, June 25, 2009 and June 26, 2008 were $6,493, $5,149 and $2,346, respectively.
Shipping and Handling Costs
Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. For the years ended June 24, 2010, June 25, 2009 and June 26, 2008, shipping and handling costs totaled $13,970, $13,698 and $15,551, respectively.
Income Taxes
We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in our financial statements or tax returns. Such items give rise to differences in the financial reporting and tax basis of assets and liabilities. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that all or a portion of the asset will not be realized. Any investment tax credits are accounted for by using the flow-through method, whereby the credits are reflected as reductions of tax expense in the year they are recognized in the financial statements. In estimating future tax consequences, we consider all expected future events other than changes in tax law or rates. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax expense/(benefit) caption in the statement of operations.

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
Earnings per Share
Earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	Year Ended	Year Ended	Year Ended
	June 24, 2010	June 25, 2009	June 26, 2008
Weighted average shares outstanding — basic	10,642,824	10,618,240	10,610,272
Effect of dilutive securities:
Stock options and restricted stock units	82,284	17,037	—

Weighted average shares outstanding — diluted	10,725,108	10,635,277	10,610,272

133,625 and 356,875 anti-dilutive stock options with a weighted average exercise price of $17.69 and $12.48 were excluded from the computation of diluted earnings per share for the years ended June 24, 2010 and June 25, 2009, respectively. All outstanding options were excluded from the calculation of diluted earnings per share for the year ended June 26, 2008 due to the net loss for the year. Total options excluded from the calculation of diluted earnings per share were 470,440 for the year ended June 26, 2008 with a weighted average exercise price of $11.49.
Comprehensive Income (Loss)
We account for comprehensive income (loss) in accordance with ASC Topic 220, “Comprehensive Income”. This topic establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements. The topic requires that all components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, then the acquirer should follow the recognition criteria in Accounting for Contingencies”,”. SFAS No. 141(R) and FSP FAS 141(R)-1 were effective for us beginning June 26, 2009, and will apply prospectively to business combinations completed on or after that date. After the Codification, all business combination accounting is included as Topic 805. We used Topic 805 to account for our acquisition of certain assets and assumption of certain liabilities of Orchard Valley Harvest, Inc. during the fourth quarter of fiscal 2010.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) which amended the consolidation guidance applicable to variable interest entities (“VIEs”). The SFAS 167 amendments are effective as of the first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. SFAS 167 replaces Interpretation 46(R)’s risks-and-rewards-based quantitative approach to consolidation with a more qualitative approach that requires a reporting entity to have some economic exposure to a VIE along with “the power to direct the activities that most significantly impact the economic performance of the entity.” The FASB also reminded its constituents that only substantive terms, transactions, and arrangements should affect the accounting conclusions under Statement 167. The SFAS 167 provisions were included in Accounting Standards Update No. 2009-17, “Topic 810 — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”). We are currently reviewing the provisions of ASU 2009-17, which is effective for our first quarter of fiscal 2011.
NOTE 2 — INVENTORIES
Inventories consist of the following:

	June 24, 2010	June 25, 2009
Raw material and supplies	$54,990	$50,525
Work-in-process and finished goods	59,370	55,764

Total	$114,360	$106,289

NOTE 3 — ACQUISITION OF ORCHARD VALLEY HARVEST, INC.
On May 21, 2010, we acquired certain assets and assumed certain liabilities (the “Acquisition”) of OVH for a purchase price of $32,772. The purchase price may be increased up to $10,079, contingent upon performance of the acquired business for the 2010 and 2011 calendar years. The Acquisition has been accounted for as a business combination in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations. As a result of the Acquisition, we expect to (i) expand our portfolio and market presence into the store perimeter beyond the traditional nut aisles, (ii) establish a platform to build a truly national produce nut program, and (iii) broaden our product breadth and production capabilities.
The total purchase price of $32,772 has been initially allocated to the fair values of certain assets acquired and certain liabilities assumed as follows:

Accounts receivable	$5,145
Inventories	10,645
Other assets	2,130
Property, plant and equipment	3,408
Intangible assets, including customer relationships, non-compete agreement and brand name (Note 4)	16,170
Goodwill	5,454
Accounts payable and accrued liabilities	(2,911)
Debt	(1,432)
Earn-out liability	(5,837)

Total	$32,772

The final allocation of the purchase price is in the process of being completed since it occurred late in the fiscal year. It is currently subject to final tax allocations and working capital adjustments being agreed to by the parties to the Acquisition.
Goodwill, which is tax deductible, arises from intangible assets that do not qualify for separate recognition and expected synergies from combining operations of OVH and the Company. There were no material contingencies recognized or unrecognized associated with the acquired business.
Under terms of the Purchase Agreement by and between us and OVH dated May 5, 2010 (the “Purchase Agreement”), future consideration from $0 up to $10,079 may be paid in addition to the $32,772 cash purchase price paid on May 21, 2010. This future consideration is contingent upon the future sales performance of the acquired business in the 2010 and 2011 calendar years. The following table summarizes the potential earnouts to be paid under terms of the Purchase Agreement. Retail sales include packaged sales to the consumer distribution channel. Net sales are comprised of retail sales plus bulk sales of products.

Earnout
Earnout Measurement	Payment
Calendar 2010 net retail sales greater than $25,500	$79
Calendar 2010 net sales greater than $41,500 and calendar 2010 net retail sales greater than $36,500	5,000
Calendar 2011 net sales greater than $49,000 and calendar 2011 net retail sales greater than $43,000	2,500
Calendar 2010 and calendar 2011 net retail sales greater than $105,000	2,500

Total	$10,079

The earn-out liability recorded as of June 24, 2010 represents the fair value of the expected future payments, which was estimated by applying the income approach. The fair value is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Key assumptions included a discount rate of 3.25% and a probability adjusted level of future sales performance levels for each periodic performance benchmark that triggers an amount payable under the agreement. Due to the relatively short timeframe for the earnout payments, the sensitivity of the above amounts is almost entirely dependent on the probability factors.
We have established a current and long-term liability of $4,411 and $1,426, respectively. This expected fair value will be re-measured on a quarterly basis through the quarter ending December 29, 2011. Any quarterly change in the expected fair value will require an adjustment to the contingent consideration with the corresponding charge or credit to operating income for that quarter.
The acquired business contributed revenues of $4.0 million for the period from May 21, 2010 through June 24, 2010. In 2010, the Company incurred $0.7 million of costs related to the Acquisition all of which were expensed and that are included in administrative expenses.
The following reflects the unaudited pro forma results of operations of the Company as if the acquisition had taken place at the beginning of fiscal 2009:

	Year Ended	Year Ended
	June 24, 2010	June 25, 2009
Net sales	$614,336	$605,549
Net income	$18,241	$6,648
Diluted earnings per share	$1.70	$0.63
The unaudited pro forma results have been calculated after applying our accounting policies and adjusting the results of OVH to reflect elimination of transaction costs and record additional depreciation, amortization and interest expense that would have been charged, assuming the fair value adjustment to property and equipment and intangible assets had been applied from June 27, 2008, all net of related income taxes. Transaction costs of $773 and incremental cost of sales related to the inventory fair value increase of $1,466 are excluded from the pro forma net income stated above for both fiscal 2010 and fiscal 2009.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Our recorded goodwill of $5,454 relates wholly to the OVH acquisition on May 21, 2010.
Intangible assets subject to amortization consist of the following:

	June 24, 2010	June 25, 2009
Customer relationships	$10,600	$—
Non-compete agreement	5,400	—
Brand names	8,090	7,920

Total intangible assets, gross	24,090	7,920

Less accumulated amortization:
Customer relationships	(146)	—
Non-compete agreement	(43)	—
Brand names	(7,780)	(7,351)

Total accumulated amortization	(7,969)	(7,351)

Net intangible assets	$16,121	$569

Customer relationships and the non-compete agreement relate wholly to the Acquisition. Customer relationships are being amortized on a straight line basis over seven years. The non-compete agreement is being amortized based upon the expected pattern of cash flow annual benefit over a five year period. The brand name consists primarily of the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name will become fully amortized in fiscal 2011. The remainder of the brand name relates to the Acquisition and is being amortized on a straight line basis over five years. Total amortization expense related to intangible assets was $618, $426 and $427 for the years ended June 24, 2010, June 25, 2009 and June 26, 2008, respectively. Expected amortization expense for the next five fiscal years will be $2,203, $2,973, $3,070, $2,629 and $2,167 for fiscal 2011 through fiscal 2015.
NOTE 5 — REVOLVING CREDIT FACILITY
On February 7, 2008, we entered into a Credit Agreement with a new bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility (the “Credit Facility”). Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”).
The Credit Facility is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin, Illinois real property includes almost all of an Old Elgin Site (the “Old Elgin Site”) that was purchased prior to our purchase of the land in Elgin, Illinois, on which our Chicago area operations are now consolidated.
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
The First Amendment also increased the interest rates charged to us, such that borrowings under the Credit Facility now accrue interest at a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the Borrowing Base Calculation, ranging from 0.00% to 0.50% (up from (0.50%) to 0.00%), or a rate based on the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.50% to 3.0% (up from 2.00% to 2.50%). Similarly, the face amount of undrawn letters of credit now accrues interest at a rate of 2.00% to 2.50% (up from 1.50% to 2.00%), based upon the Borrowing Base Calculation. In addition, the First Amendment provides that in the event that loan availability under the Borrowing Base Calculation falls below $25,000 (up from $15,000), we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis.
The Credit Facility matures on February 7, 2013. The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1,500 per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of June 24, 2010, the weighted average interest rate for the Credit Facility was 2.95%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of our Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 24, 2010, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 24, 2010, we had $51,600 of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Bank Credit Facility if this entire amount were borrowed.

NOTE 6 — LONG-TERM DEBT
Long-term debt consists of the following:

	June 24, 2010	June 25, 2009
Mortgage facility (Tranche A), collateralized by real property, due in monthly principal installments of $200 plus interest at 7.63% per annum from June 2008 to February 2023 with a final principal payment of $600 in March 2023	$31,000	$33,400
Mortgage facility (Tranche B), collateralized by real property, due in monthly principal installments of $50 plus interest at LIBOR plus 5.50% per annum from June 2008 to February 2023 with a final principal payment of $150 in March 2023	7,750	8,350
Industrial development bonds, collateralized by building, machinery and equipment with a cost aggregating $8,000	4,280	4,720
Selma, Texas facility financing obligation to related parties, due in monthly installments of $109 through September 1, 2031	13,410	13,644
Equipment loan, collateralized by machinery and equipment, monthly installments of $46 through December 2012	1,340	—
Capitalized equipment leases	449	592

	58,229	60,706
Less: Current maturities	(15,549)	(11,690)

Total long-term debt	$42,680	$49,016

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
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 24, 2010, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage

Facility for the foreseeable future and therefore $28.6 million has been classified as long-term debt as of June 24, 2010. This $28.6 million represents scheduled principal payments due under Tranche A beyond twelve months of June 24, 2010.
We financed the construction of a peanut shelling plant with industrial development bonds in 1987. On June 1, 2006, we remarketed the bonds, resetting the interest rate at 4.55% through May 2011, and at a market rate to be determined thereafter. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. The agreement requires us to redeem the bonds in varying annual installments, ranging from $475 to $760 annually through 2017. We are also required to redeem the bonds in certain other circumstances, for example, within 180 days after any determination that interest on the bonds is taxable. We have the option at any time, however, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14.3 million purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. These partnerships are not considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction.
Aggregate maturities of long-term debt are as follows for the years ending:

June 30, 2011	$15,549
June 28, 2012	3,304
June 27, 2013	2,970
June 26, 2014	2,740
June 25, 2015	2,749
Thereafter	30,917

Total	$58,229

NOTE 7 — INCOME TAXES
The benefit provision for income taxes for the years ended June 24, 2010, June 25, 2009 and June 26, 2008 are as follows:

	June 24, 2010	June 25, 2009	June 26, 2008
Current	$7,890	$215	$(431)
Deferred	557	(474)	(466)

Total income tax expense (benefit)	$8,447	$(259)	$(897)

The reconciliations of income taxes at the statutory federal income tax rate to income taxes reported in the statements of operations for the years ended June 24, 2010, June 25, 2009 and June 26, 2008 are as follows:

	June 24,	June 25,	June 26,
	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	4.2	7.8	(6.9)
Effect of ASC 715	—	—	(3.8)
Net change in valuation allowance for net deferred tax assets	—	(45.5)	30.9
Domestic manufacturing deduction	(2.0)	—	—
Other	(0.3)	(1.2)	1.7

Effective tax rate	36.9%	(3.9)%	(13.1)%

The deferred tax assets and liabilities are comprised of the following:

	June 24, 2010		June 25, 2009
	Asset	Liability	Asset	Liability
Current
Accounts receivable	$217	$—	$211	$—
Employee compensation	1,551	—	1,503	—
Inventory	302	—	287	—
Workers’ compensation	1,599	—	1,534	—
Other	817	—	573	—

Total current	$4,486	$—	$4,108	$—

Long term
Depreciation	$—	$(11,481)	$—	$(10,224)
Amortization	57	—	—	(24)
Capitalized leases	595	—	319	—
Goodwill	280	—	—	—
Operating loss carryforwards	668	—	2,757	—
Retirement plan	3,881	—	3,076	—
Employee compensation	1,131	—	—	—
Other	300	—	462	—

Total long-term	$6,912	$(11,481)	$6,614	$(10,248)

Total	$11,398	$(11,481)	$10,722	$(10,248)

At the beginning of fiscal 2009, we had a valuation allowance of $3.0 million. Our deferred income tax assets included $2.4 million of state net operating loss (“NOL”) tax benefits ($1.6 million net of the federal effect) and $3.3 million of pretax federal NOL carryforwards for income tax purposes. The state NOL carryforward tax benefits relate to losses generated during the years ended June 26, 2008, June 28, 2007 and June 29, 2006, which generally have a carryforward period of approximately 12 years before expiration. The federal NOL carryforward relates to losses generated during the year ended June 26, 2008, which generally have a carryforward period of 20 years before expiration. As of June 26, 2008, our future profitability was uncertain, as we recorded losses before income taxes of $6,854, $21,097 and $25,410 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. We therefore provided a valuation allowance of $3.0 million related to our deferred income tax assets, to the extent such assets exceeded the deferred income tax liabilities that were expected to reverse in future periods. Based on our improved operating results for fiscal 2009 and our expected future profitability, we eliminated the beginning of the year valuation allowance during the fourth quarter of fiscal 2009 as we believed the weight of such evidence indicated it was more likely than not the net deferred income tax assets will be realized supporting our assessment of the realization of net deferred tax asset in future periods.
We adopted accounting guidance for uncertainty in income taxes, on June 29, 2007. There were no material effects associated with the implementation of this accounting guidance. As of June 24, 2010, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit) expense caption in the statement of operations. We file income tax returns with federal and state tax authorities within the United States of America. The Internal Revenue Service has concluded auditing our Company’s tax return for fiscal 2004, and there was no material impact to our Company.

The Illinois Department of Revenue has concluded its audits of our tax returns through fiscal 2007, and there was no material impact to our Company. No other tax jurisdictions are material to us.
There have been no material changes to the amount of unrecognized tax benefits during fiscal 2010. We do not anticipate that total unrecognized tax benefits will significantly change in the future.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Operating Leases
We lease buildings and certain equipment pursuant to agreements accounted for as operating leases. Rent expense under these operating leases aggregated $1,403, $1,269 and $2,032 for the years ended June 24, 2010, June 25, 2009 and June 26, 2008, respectively. Aggregate non-cancelable lease commitments under these operating leases are as follows for the years ending:

June 30, 2011	$1,907
June 28, 2012	971
June 27, 2013	476
June 26, 2014	173
June 25, 2015	126
Thereafter	33

$3,686

Earnout Liability
As is discussed in Note 3, we have recorded a current and long-term liability of $4,411 and $1,426, respectively, for future contingent consideration that may be paid under terms of the Purchase Agreement.
Litigation
We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. It is management’s opinion that the ultimate resolution of these matters will not have a material effect upon our business, financial condition, results of operations or cash flows.
NOTE 9 — STOCKHOLDERS’ EQUITY
Our Class A Common Stock, $.01 par value (the “Class A Stock”), has cumulative voting rights with respect to the election of those directors which the holders of Class A Stock are entitled to elect, and 10 votes per share on all other matters on which holders of our Company’s Class A Stock and Common Stock are entitled to vote. In addition, each share of Class A Stock is convertible at the option of the holder at any time into one share of Common Stock and automatically converts into one share of Common Stock upon any sale or transfer other than to related individuals. Each share of our Company’s Common Stock, $.01 par value (the “Common Stock”) has noncumulative voting rights of one vote per share. The Class A Stock and the Common Stock are entitled to share equally, on a share-for-share basis, in any cash dividends declared by the Board of Directors, and the holders of the Common Stock are entitled to elect 25% of the members comprising the Board of Directors. Our Board of Directors has not declared dividends since 1995.
NOTE 10 — STOCK-BASED COMPENSATION PLANS
At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights, Common Stock or dividends and dividend equivalents. A maximum of 500,000 of the 1,000,000 shares of Common Stock may be used for grants of Common

Stock, restricted stock and restricted stock units. Additionally, awards of options or stock appreciation rights are limited to 100,000 shares annually to any single individual, and awards of Common Stock, restricted stock or restricted stock units are limited to 50,000 shares annually to any single individual. During the second quarter of fiscal 2009, 46,500 restricted stock units were awarded to employees and members of the Board of Directors. During the second quarter of fiscal 2010, 61,000 restricted stock units were awarded to employees and members of the Board of Directors. The vesting period is three years for awards to employees and one year for awards to non-employee members of the Board of Directors. We are recognizing expenses over the applicable vesting period based upon the fair market value of our Common Stock at the grant date. As of June 24, 2010, all 107,500 restricted unit awards remain outstanding, 10,000 of which have vested, with a weighted average remaining life of 1.6 years. Also, 2,500 and 1,500 stock options were granted during fiscal 2010 and fiscal 2009, respectively, under the 2008 Equity Incentive Plan. The exercise price of the options was determined as set forth in the 2008 Equity Incentive Plan by the Compensation Committee of our Board of Directors, and must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2008 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 2008 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options. As of June 24, 2010, 888,500 shares of Common Stock remain authorized for future grants of awards.
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
We determine fair value of stock option awards using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to determine the fair value of options granted for the years ended June 24, 2010, June 25, 2009 and June 26, 2008:

	June 24, 2010	June 25, 2009	June 26, 2008
Average risk-free interest rate	3.0%	2.5%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.4%	52.8%	54.3%
Expected life (years)	6.3	6.3	6.3
Under the fair value recognition provisions of ASC Topic 718, stock-based compensation is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation expense was $491, $273 and $397 for the years ended June 24, 2010, June 25, 2009 and June 26,

2008, respectively, and the related tax benefit for non-qualified stock options was $21, $0 and $6 for the years ended June 24, 2010, June 25, 2009 and June 26, 2008, respectively.
Activity in our stock option plans was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at June 28, 2007	353,690	$13.00
Activity:
Granted	151,500	7.98
Exercised	(11,250)	6.40
Forfeited	(23,500)	13.98

Outstanding at June 26, 2008	470,440	$11.49
Activity:
Granted	1,500	5.88
Exercised	(6,000)	5.98
Forfeited	(84,000)	9.58

Outstanding at June 25, 2009	381,940	$11.97
Activity:
Granted	2,500	15.19
Exercised	(26,250)	6.22
Forfeited	(30,500)	16.00

Outstanding at June 24, 2010	327,690	$12.08

Exercisable at June 24, 2010	270,565	$12.76
Exercisable at June 25, 2009	279,065	$12.74
Exercisable at June 26, 2008	238,690	$12.72
The number of stock options vested, and expected to vest in the future, as of June 24, 2010, is not significantly different from the number of stock options outstanding at June 24, 2010, as stated above. The weighted average fair value of options granted was $7.90, $3.09 and $4.47 for the years ended June 24, 2010, June 25, 2009 and June 26, 2008, respectively. The total intrinsic value of all options exercised was $100, $0 and $16 for the years ended June 24, 2010, June 25, 2009 and June 26, 2008, respectively. All options granted during fiscal 2010, fiscal 2009 and fiscal 2008 were at exercise prices equal to the market price of Common Stock at the grant date.
As of June 24, 2010, there was $817 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 0.9 years.
Exercise prices for options outstanding as of June 24, 2010 ranged from $4.06 to $32.30. The weighted average remaining contractual life of those options is 4.6 years, and 4.0 years for those exercisable. The total options vested during fiscal 2010 was $951. The aggregate intrinsic value of option awards at June 24, 2010 was $1,355, $996 for those exercisable. The options outstanding as of June 24, 2010 may be segregated into two ranges, as shown in the following:

	Option Price Per Share Range
	$4.06 - $11.30	$15.03 - $32.30
Number of options	197,065	130,625
Weighted-average exercise price	$8.27	$17.83
Weighted-average remaining life (years)	5.1	3.7
Number of options exercisable	142,440	128,125
Weighted average exercise price for exercisable options	$8.16	$17.88

NOTE 11 — EMPLOYEE BENEFIT PLANS
We maintain a contributory plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements. We match 50% of the amount contributed by each employee up to certain maximums specified in the plan. Our contributions to the 401(k) plan were $548, $435 and $628 for the years ended June 24, 2010, June 25, 2009 and June 26, 2008, respectively.
We contributed $236, $204 and $324 for the years ended June 24, 2010, June 25, 2009 and June 26, 2008, respectively, to multi-employer pension plans. We are presently unable to determine our respective share of either accumulated plan benefits or net assets available for benefits under the multiemployer plans. During the first quarter of fiscal 2009, we recorded a long-term liability of $868 for the withdrawal from the multiemployer plan for the step van drivers that were employed for our store-door delivery system that was discontinued during the third quarter of fiscal 2008. The total liability was $794 and $837 as of June 24, 2010 and June 25, 2009, respectively. As of June 26, 2008, we recorded a $1,200 estimated liability for the withdrawal from the multiemployer plan for the step van drivers. The $332 difference between the previously estimated liability and the actual liability was recorded as a reduction in restructuring expense. See Note 16.
Our non-equity based incentive compensation plan includes a feature that holds back a portion of any incentive award declared that is above a specified maximum amount. Such held-back amount is accrued and will be paid to the participant only upon the continued favorable performance of our Company and the continued employment of the participant by our Company. Generally upon retirement, death, disability or termination by our Company for reasons other than for cause, any remaining amount held back is payable to the participant. The portion of the accrued amount not expected to be paid during fiscal 2011 is classified as a long-term liability.
NOTE 12 — RETIREMENT PLAN
On August 2, 2007, the committee then known as the Compensation, Nominating and Corporate Governance Committee (the “Committee”) approved a restated Supplemental Employee Retirement Plan (“SERP”) for certain executive officers and key employees, retroactively effective as of August 25, 2005. The restated SERP retroactively changed the plan adopted on August 25, 2005 to, among other things, clarify certain actuarial provisions and incorporate new Internal Revenue Service requirements. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. We use our fiscal year-end as the measurement date for obligation and asset calculations. Effective June 28, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 99, 106 and 123(R)” (“SFAS 158”), which required the recognition of the funded status of the SERP on the Consolidated Balance Sheet. The provisions of SFAS 158 are now included in ASC Topic 715, Compensation — Retirement Benefits. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are now required to be recorded as a component of “Accumulated Other Comprehensive Loss” (“AOCL”).
The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 24, 2010	June 25, 2009
Change in projected benefit obligation
Benefit obligation at beginning of year	$8,749	$9,043
Service cost	145	138
Interest cost	581	562
Actuarial loss (gain)	1,783	(128)
Benefits paid	(654)	(866)

Projected benefit obligation at end of year	$10,604	$8,749

Components of the actuarial loss (gain) portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 24, 2010	June 25, 2009	June 26, 2008
Actuarial Loss (Gain)
Change in bonus expectation	$—	$91	$—
Change in assumed pay increases	95	—	—
Change in discount rate	1,611	(399)	(267)
Adjustment to projected retiree benefit	—	—	(310)
Other	77	180	(152)

Actuarial loss (gain)	$1,783	$(128)	$(729)

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 24, 2010	June 25, 2009	June 26, 2008
Service cost	$145	$138	$138
Interest cost	581	562	575
Recognized gain amortization	(332)	(324)	(359)
Prior service cost amortization	957	957	957

Net periodic pension cost	$1,351	$1,333	$1,311

Significant assumptions related to our SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants.
We used the following assumptions to calculate the benefit obligations of our SERP as of the following dates:

	June 24, 2010	June 25, 2009	June 26, 2008
Discount rate	5.61%	6.90%	6.52%
Rate of compensation increases	4.50%	4.50%	4.50%
Bonus payment	60% - 70% of	60% - 70% of	60% of base,
	base,	base,	paid 3 of 5
	paid 3 of 5	paid 3 of 5	years
	years	years
We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 24, 2010	June 25, 2009	June 26, 2008
Discount rate	6.90%	6.52%	6.27%
Rate of compensation increases	4.50%	4.50%	4.50%
Bonus payment	60% - 70% of	60% of base,	60% of base,
	base,	paid 3 of 5	paid 3 of 5
	paid 3 of 5	years	years
	years

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
The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2011	$654
2012	652
2013	648
2014	641
2015	632
2016 — 2020	2,884
The following table presents the components of accumulated other comprehensive loss:

	June 24, 2010	June 25, 2009
Unrecognized net gain	$4,737	$6,852
Unrecognized prior service cost	(10,049)	(11,006)
Tax effect	1,913	1,454

Net amount recognized	$(3,399)	$(2,700)

We expect to recognize $957 of the prior service cost offset by $216 of the net gain in net periodic benefit cost for the fiscal year ending June 30, 2011.
NOTE 13 — TRANSACTIONS WITH RELATED PARTIES
In addition to the related party transactions described in Notes 1 and 6, we also entered into transactions with the following related parties:
We purchase materials and manufacturing equipment from a company that is effectively owned by two members of our Board of Directors who are also executive officers and individuals directly related to them. Purchases from this related entity aggregated $11,000, $11,816 and $9,420 for the fiscal years ended June 24, 2010, June 25, 2009 and June 26, 2008, respectively. Accounts payable to this related entity aggregated $281 and $664 as of June 24, 2010 and June 25, 2009, respectively.
In the past, we have purchased materials from a company that is 50% owned by an individual related to a member of our Board of Directors. Material purchases from this related entity aggregated $0, $295 and $330 for the fiscal years ended June 24, 2010, June 25, 2009 and June 26, 2008, respectively. Accounts payable to this related entity aggregated $20 and $23 as of June 24, 2010 and June 25, 2009, respectively.
NOTE 14 — DISTRIBUTION CHANNEL AND PRODUCT TYPE SALES MIX
We operate in a single reportable operating segment through which we sell various nut products through multiple distribution channels.

The following summarizes net sales by distribution channel for the fiscal years ended:

	June 24,	June 25,	June 26,
	2010	2009	2008
Distribution Channel
Consumer	$331,509	$317,097	$294,021
Industrial	78,255	79,147	92,792
Food Service	63,186	64,657	68,132
Contract Packaging	52,332	55,753	47,441
Export	36,351	37,192	39,385

Total	$561,633	$553,846	$541,771

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types.

	June 24,	June 25,	June 26,
	2010	2009	2008
Product Type
Peanuts	19.9%	21.8%	20.1%
Pecans	19.0	19.2	22.6
Cashews & Mixed Nuts	21.1	22.5	20.8
Walnuts	12.4	13.3	14.7
Almonds	11.5	11.3	11.9
Other	16.1	11.9	9.9

Total	100.0%	100.0%	100.0%

For all periods presented, the largest component of the “Other” product type is trail and snack mixes which include nut products.
NOTE 15 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The following table details the activity in various allowance and reserve accounts.

	Balance at
	Beginning			Balance at
Description	of Period	Additions	Deductions	End of Period
June 24, 2010
Allowance for doubtful accounts	$138	$22	$—	160
Reserve for cash discounts	416	7,058	(7,076)	398
Reserve for customer deductions	2,211	3,419	(4,117)	1,513

Total	$2,765	$10,499	$(11,193)	$2,071

June 25, 2009
Income tax valuation allowance	$3,038	$—	$(3,038)	$—
Allowance for doubtful accounts	111	33	(6)	138
Reserve for cash discounts	310	6,780	(6,674)	416
Reserve for customer deductions	1,796	6,233	(5,818)	2,211

Total	$5,255	$13,046	$(15,536)	$2,765

June 26, 2008
Income tax valuation allowance	$1,362	$1,676	$—	$3,038
Allowance for doubtful accounts	183	60	(132)	111
Reserve for cash discounts	225	6,065	(5,980)	310
Reserve for customer deductions	2,751	5,089	(6,044)	1,796

Total	$4,521	$12,890	$(12,156)	$5,255

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
Facility Consolidation Project
In August 2008, we completed the consolidation of all our Chicago area facilities into the Elgin Site. This consolidation has allowed us to eliminate redundant costs by being able to operate at a single facility. Due to the early completion of the consolidation, we ceased the use of one of our old facilities before the lease termination date. As a result, we recorded a lease termination charge of $173 during the second quarter of fiscal 2008.
Summary
We incurred the following restructuring expenses:

	Year Ended	Year Ended
	June 25,	June 26,
	2009	2008
Multiemployer pension withdrawal	$(332)	$1,200
Severance	—	355
Lease termination	—	210

Total	$(332)	$1,765

We did not incur any restructuring expenses for the fiscal year ended June 24, 2010.

NOTE 17 — PRODUCT RECALL
On March 19, 2010, we announced a voluntary recall of certain bulk and packaged snack mix and cashew items containing black pepper as a precautionary measure because the product may be contaminated with salmonella. Our recall was a follow-up to the voluntary recall of black pepper announced by Mincing Overseas Spice Company, a supplier to us through a distributor, on March 5, 2010.
Our total estimated net costs associated with the recall are approximately $400. This total may be broken down as follows: (i) a $200 reduction in sales for shipments to customers; (ii) a $100 increase in cost of sales for recalled inventory in our possession; (iii) a $200 increase in administrative expenses for our customers’ lost profits and other miscellaneous expenses; and (iv) a $100 decrease in incentive compensation costs. As of June 24, 2010, our accrued liability for estimated product recall costs related to black pepper was $180.
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
Our total net costs associated with the recall, which were all recorded in the third quarter of fiscal 2009, were approximately $2,400. This total may be broken down as follows: (i) a $1,900 reduction in sales for shipments to customers; (ii) a $300 increase in cost of sales for recalled inventory in our possession; (iii) a $1,300 increase in administrative expenses for our customers’ lost profits and other miscellaneous expenses; and (iv) a $1,100 decrease in incentive compensation expenses. As of June 24, 2010, and June 25, 2009, our accrued liability for estimated product recall costs related to pistachios was $346 and $435, respectively.
We currently intend to pursue the recovery of our recall costs from Setton, Setton’s insurance and our own insurance; however, we can provide no assurance as to the likelihood, extent (if any) or timing of any such recovery.
NOTE 18 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)
The following unaudited quarterly consolidated financial data are presented for fiscal 2010 and fiscal 2009. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended June 24, 2010:
Net sales	$126,812	$180,070	$113,194	$141,557
Gross profit	23,874	32,736	13,553	24,623
Income (loss) from operations	9,710	15,382	(1,400)	5,980
Net income (loss)	4,766	8,820	(1,900)	2,739
Basic earnings (loss) per common share	$0.45	$0.83	$(0.18)	$0.26
Diluted earnings (loss) per common share	$0.45	$0.82	$(0.18)	$0.25
Year Ended June 25, 2009:
Net sales	$134,824	$177,755	$113,789	$127,478
Gross profit	14,184	24,546	13,211	20,458
Income (loss) from operations	1,920	9,061	(658)	5,258
Net (loss) income	(384)	5,839	(2,489)	3,951
Basic and diluted (loss) earnings per common share	$(0.04)	$0.55	$(0.23)	$0.37
The third quarter of fiscal 2010 contained $0.6 million of costs related to a product recall broken down as follows: (i) $0.3 million reduction in sales; (ii) $0.1 million increase in cost of sales; (iii) $0.3 million increase in administrative expenses; and (iv) $0.1 million decrease in incentive compensation costs. The fourth quarter of fiscal 2010 includes results of the OVH acquisition from May 21, 2010 to June 24, 2010.
The first quarter of fiscal 2009 contained $0.3 million of reduction in restructuring expenses from the amount previously estimated. The third quarter of fiscal 2009 contained $3.5 million of costs related to a product recall broken down as follows: (i) $1.9 million reduction in sales; (ii) $0.3 million increase in cost of sales; and (iii) $1.3 million increase in administrative expenses. The fourth quarter of fiscal 2009 contained a $1.0 million reduction in the previously estimated product recall costs broken down as follows: (i) $0.2 million increase in net sales and (ii) $0.8 million reduction in administrative expenses. The fourth quarter of fiscal 2009 also includes an adjustment to release the beginning of year valuation allowance that is dependent on future taxable income of approximately $2.6 million ($1.0 million was expected to be used based on fiscal 2009 ordinary income and was included in the expected tax rate through the third quarter of fiscal 2009).

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 24, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 24, 2010, based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 24, 2010. We acquired certain assets of OVH on May 21, 2010. Because this acquisition was completed in the fourth quarter, we have excluded our OVH operations from this assessment on internal control over financial reporting as permitted by interpretative guidance from the Securities and Exchange Commission for newly acquired businesses. This OVH operation represents less than 10% of our total assets as of June 24, 2010 and less than 1% of our total net sales for the fiscal year ended June 24, 2010.
The effectiveness of our internal control over financial reporting as of June 24, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K. As described in Management’s Report on Internal Control over Financial Reporting appearing above, management has excluded OVH operations from its assessment of internal control over financial reporting as of June 24, 2010 because it was acquired by the Company in a purchase business combination on May 21, 2010. OVH operations were also excluded from the PricewaterhouseCoopers LLP audit of internal control over financial reporting.
Changes in Internal Control over Financial Reporting
As a result of our acquisition of certain assets of OVH on May 21, 2010, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to the OVH acquisition. Except as described above, there were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 24, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B — Other Information
None.
PART III
Item 10 — Directors and Executive Officers of the Registrant
The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Independence of the Audit Committee” of our Proxy Statement for the 2010 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Information relating to the executive officers of our Company is included immediately before Part II of this Report.
We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at www.jbssinc.com.
Item 11 — Executive Compensation
The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2010 Annual Meeting are incorporated herein by reference.
Item 12 — Security Ownership of Certain Beneficial Owners and Management
The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2010 Annual Meeting is incorporated herein by reference.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
The Sections entitled “Corporate Governance—Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2010 Annual Meeting are incorporated herein by reference.
Item 14 — Principal Accountant Fees and Services
The information under the proposal entitled “Ratify Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm” of our Proxy Statement for the 2010 Annual Meeting is incorporated herein by reference.

PART IV
Item 15 — Exhibits and Financial Statement Schedules
     (a) (1) Financial Statements
The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Year Ended June 24, 2010, the Year Ended June 25, 2009 and the Year Ended June 26, 2008
Consolidated Balance Sheets as of June 24, 2010 and June 25, 2009
Consolidated Statements of Stockholders’ Equity for the Year Ended June 24, 2010, the Year Ended June 25, 2009 and the Year Ended June 26, 2008
Consolidated Statements of Cash Flows for the Year Ended June 24, 2010, the Year Ended June 25, 2009 and the Year Ended June 26, 2008
Notes to Consolidated Financial Statements
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

Date: August 26, 2010	JOHN B. SANFILIPPO & SON, INC.
	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer (Principal Executive Officer)	August 26, 2010

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer and Group President and Director (Principal Financial Officer)	August 26, 2010

/s/ Herbert J. Marros Herbert J. Marros	Director of Financial Reporting and Taxation (Principal Accounting Officer)	August 26, 2010

/s/ Jasper B. Sanfilippo	Director	August 26, 2010
Jasper B. Sanfilippo

/s/ Mathias A. Valentine	Director	August 26, 2010
Mathias A. Valentine

/s/ Jim Edgar	Director	August 26, 2010
Jim Edgar

/s/ Timothy R. Donovan	Director	August 26, 2010
Timothy R. Donovan

/s/ Jasper B. Sanfilippo, Jr.	Director	August 26, 2010
Jasper B. Sanfilippo, Jr.

/s/ Daniel M. Wright	Director	August 26, 2010
Daniel M. Wright

JOHN B. SANFILIPPO & SON, INC.
EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
1-2	Not applicable

3.1	Restated Certificate of Incorporation of Registrant(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987, dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.4	The Registrant’s 1998 Equity Incentive Plan(4)

*10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

*10.12	The Registrant’s Restated Supplemental Retirement Plan (10)

*10.13	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

*10.14	Amended and Restated Sanfilippo Value Added Plan, dated April 29, 2010, filed herewith

Exhibit
Number	Description
10.15	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

10.16	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.17	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.22	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.23	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

*10.24	First Amendment to the Registrant’s 2008 Equity Incentive Plan(14)

*10.25	The Registrant’s 2008 Equity Incentive Plan, as amended(14)

*10.26	The Registrant’s Employee Restricted Stock Unit Award Agreement(15)

*10.27	The Registrant’s Non-Employee Director Restricted Stock Unit Award Agreement(15)

*10.28	Form of Indemnification Agreement(16)

**10.29	First Amendment to Credit Agreement dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(17)

10.30	Purchase Agreement by and between John B. Sanfilippo & Son, Inc. and Orchard Valley Harvest, Inc. dated May 5, 2010, and signed by Stephen J. Kerr, John Potter and Matthew I. Freidrich, solely as the Trustee of the Payton Potter 2007 Irrevocable Trust(18)

11-20	Not applicable

21	Subsidiaries of the Registrant, filed herewith

22	Not applicable

23	Consent of PricewaterhouseCoopers LLP, filed herewith

24-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

Exhibit
Number	Description
32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-100	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 10, 2009 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 29, 2009 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 8, 2010 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2010 (Commission File No. 0-19681).

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.