Form 10-Q
period 2010-09-23
SANFILIPPO JOHN B & SON INC
filed 2010-10-27
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 27, 2010, 8,052,699 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 23, 2010
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended
	September 23,	September 24,
	2010	2009
Net sales	$146,788	$126,812
Cost of sales	126,247	102,938

Gross profit	20,541	23,874

Operating expenses:
Selling expenses	10,206	8,723
Administrative expenses	6,851	5,441

Total operating expenses	17,057	14,164

Income from operations	3,484	9,710

Other expense:
Interest expense ($266 and $270 to related parties)	(1,447)	(1,447)
Rental and miscellaneous expense, net	(305)	(416)

Total other expense, net	(1,752)	(1,863)

Income before income taxes	1,732	7,847
Income tax expense	653	3,081

Net income	$1,079	$4,766
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	120	102

Net comprehensive income	$1,199	$4,868

Basic and diluted earnings per common share	$0.10	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 23,	June 24,	September 24,
	2010	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$874	$1,437	$1,011
Accounts receivable, less allowances of $3,275, $2,071 and $2,914	47,184	39,894	34,172
Inventories	115,781	114,360	99,464
Income taxes receivable	—	104	—
Deferred income taxes	4,274	4,486	4,182
Prepaid expenses and other current assets	4,831	4,499	2,993

TOTAL CURRENT ASSETS	172,944	164,780	141,822

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463	9,463
Buildings	101,459	101,421	100,738
Machinery and equipment	156,540	155,796	148,087
Furniture and leasehold improvements	3,998	3,969	3,884
Vehicles	505	632	635
Construction in progress	993	2,033	1,481

	272,958	273,314	264,288
Less: Accumulated depreciation	142,085	140,353	131,120

	130,873	132,961	133,168
Rental investment property, less accumulated depreciation of $4,683, $4,458 and $3,784	31,017	31,242	31,916

TOTAL PROPERTY, PLANT AND EQUIPMENT	161,890	164,203	165,084

Cash surrender value of officers’ life insurance and other assets	7,565	7,723	7,779
Goodwill	5,662	5,454	—
Intangible assets	15,499	16,121	462

TOTAL ASSETS	$363,560	$358,281	$315,147

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 23,	June 24,	September 24,
	2010	2010	2009
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$36,886	$40,437	$15,004
Current maturities of long-term debt, including related party debt of $258, $253 and $239	15,399	15,549	11,549
Accounts payable, including related party payables of $363, $301 and $417	43,104	29,625	30,581
Book overdraft	1,918	2,061	3,078
Accrued payroll and related benefits	8,604	10,613	7,907
Accrued workers’ compensation	5,153	5,254	5,284
Other accrued expenses	12,085	12,092	6,630
Income taxes payable	135	—	960

TOTAL CURRENT LIABILITIES	123,284	115,631	80,993

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,090, $13,156 and $13,348	41,840	42,680	48,285
Retirement plan	9,986	9,951	8,113
Deferred income taxes	4,539	4,569	5,881
Other	2,636	5,556	1,322

TOTAL LONG-TERM LIABILITIES	59,001	62,756	63,601

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,170,599, 8,166,849 and 8,155,349 shares issued	82	82	81
Capital in excess of par value	101,969	101,787	101,305
Retained earnings	83,681	82,602	72,943
Accumulated other comprehensive loss	(3,279)	(3,399)	(2,598)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	181,275	179,894	170,553

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$363,560	$358,281	$315,147

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Quarter Ended
	September 23, 2010	September 24, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,079	$4,766
Depreciation and amortization	4,347	3,778
Loss on disposition of properties	36	63
Deferred income tax expense	182	2,173
Stock-based compensation expense	152	87
Change in current assets and current liabilities:
Accounts receivable, net	(7,386)	(639)
Inventories	(1,418)	6,825
Prepaid expenses and other current assets	(332)	18
Accounts payable	13,479	7,102
Accrued expenses	(2,117)	(1,200)
Income taxes payable	239	911
Change in other long-term liabilities	(2,920)	(30)
Other, net	391	178

Net cash provided by operating activities	5,732	24,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,411)	(2,214)
Final payment related to purchase of assets of Orchard Valley Harvest, Inc.	(115)	—
Cash surrender value of officers’ life insurance	(78)	(115)

Net cash used in investing activities	(1,604)	(2,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	60,705	32,369
Repayments of revolving credit borrowings	(64,256)	(50,597)
Principal payments on long-term debt	(1,027)	(872)
Decrease in book overdraft	(143)	(2,554)
Issuance of Common Stock under option plans	26	90
Tax benefit of stock options exercised	4	9

Net cash used in financing activities	(4,691)	(21,555)

NET (DECREASE) INCREASE IN CASH	(563)	148
Cash, beginning of period	1,437	863

Cash, end of period	$874	$1,011

Supplemental disclosures of cash flow information:
Capital lease obligations incurred	37	—
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except where noted and per share data)
Note 1 — Basis of Presentation
As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2011 are to the fiscal year ending June 30, 2011 and will consist of fifty-three weeks (the fourth quarter consisting of fourteen weeks). References herein to fiscal 2010 are to the fiscal year ended June 24, 2010. References herein to the first quarter of fiscal 2011 are to the quarter ended September 23, 2010. References herein to the first quarter of fiscal 2010 are to the quarter ended September 24, 2009.
In the opinion of our management, the accompanying statements fairly present the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of our management, are necessary for the fair presentation of the results of the interim periods.
The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet as of June 24, 2010 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We suggest that you read these financial statements in conjunction with the financial statements and notes thereto included in our 2010 Annual Report filed on Form 10-K for the fiscal year ended June 24, 2010.
Certain amounts were reclassified from “Accounts receivable” to “Prepaid expenses and other current assets” as of June 24, 2010 and September 24, 2009. Amounts of $2,180 and $1,227 were reclassified as of June 24, 2010 and September 24, 2009, respectively.
Note 2 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

	September 23,	June 24	September 24,
	2010	2010	2009
Raw material and supplies	$45,340	$54,990	$39,034
Work-in-process and finished goods	70,441	59,370	60,430

Inventories	$115,781	$114,360	$99,464

Note 3 — Acquisition of Orchard Valley Harvest, Inc.
On May 21, 2010, we acquired certain assets and assumed certain liabilities (the “Acquisition”) of Orchard Valley Harvest., Inc. (“OVH”) for a purchase price of $32,887, $115 of which was paid as part of a final working capital review that was performed during the first quarter of fiscal 2011. The purchase price may be increased up to $10,079, contingent upon performance of the acquired business for the 2010 and 2011 calendar years. The Acquisition has been accounted for as a business combination in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations. As a result of the Acquisition, we expect to (i) expand our portfolio and market presence into the store perimeter beyond the traditional nut aisles, (ii) establish a platform to build a truly national produce nut program, and (iii) broaden our product breadth and production capabilities.
The initial OVH purchase price of $32,772 (which excluded the $115 paid in the first quarter of fiscal 2011 as a part of the final working capital review) was initially allocated to the fair values of certain assets acquired and certain liabilities assumed and reported on our Annual Report on Form 10-K for the fiscal year ended June 24, 2010. We finalized the allocation of the purchase price of $32,887 (which includes the $115 paid in the first quarter of fiscal 2011 as part of the final working capital review) during the first quarter of fiscal 2011 as follows:

Accounts receivable	$5,049
Inventories	10,648
Other assets	2,130
Property, plant and equipment	3,408
Intangible assets, including customer relationships, non-compete agreement and brand name (Note 4)	16,170
Goodwill	5,662
Accounts payable and accrued liabilities	(2,911)
Debt	(1,432)
Earn-out liability	(5,837)

Total	$32,887

Goodwill, which is tax deductible, arises from intangible assets that do not qualify for separate recognition and expected synergies from combining operations of OVH and our Company. There were no material contingencies recognized or unrecognized associated with the Acquisition.
Under terms of the Purchase Agreement by and between us and OVH dated May 5, 2010 (the “Purchase Agreement”), future consideration from $0 up to $10,079 may be paid in addition to the $32,887 cash purchase price paid. This future consideration is contingent upon the future sales performance of the acquired business in the 2010 and 2011 calendar years. The following table summarizes the potential earnouts to be paid under terms of the Purchase Agreement. Net retail sales include packaged sales to the consumer distribution channel. Net sales are comprised of net retail sales plus bulk sales of products.

Earnout
Earnout Measurement	Payment
Calendar 2010 net retail sales greater than $25,500	$79
Calendar 2010 net sales greater than $41,500 and calendar 2010 net retail sales greater than $36,500	5,000
Calendar 2011 net sales greater than $49,000 and calendar 2011 net retail sales greater than $43,000	2,500
Calendar 2010 and calendar 2011 net retail sales greater than $105,000	2,500

Total	$10,079

The earn-out liability recorded as of June 24, 2010 represents the fair value of the expected future payments, which was estimated by applying the income approach. The fair value is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Key assumptions included a discount rate of 3.25% and a probability adjusted level of future sales performance levels for each periodic performance benchmark that triggers an amount payable under the agreement. Due to the relatively short timeframe for the earnout payments, the sensitivity of the above amounts is almost entirely dependent on the probability factors. We adjusted the probability factors at the end of the first quarter of fiscal 2011 based upon strong net sales of OVH products during the first quarter of fiscal 2011 and recorded $620 of administrative expenses for the first quarter of fiscal 2011.
We have established (i) a current liability of $5,021 and $4,411 as of September 23, 2010 and June 24, 2010, respectively, and (ii) a long-term liability of $1,436 and $1,426 as of September 23, 2010 and June 24, 2010, respectively. This expected fair value will be re-measured on a quarterly basis through the quarter ending December 29, 2011. Any quarterly change in the expected fair value will require an adjustment to the contingent consideration with the corresponding charge or credit to income from operations for that quarter.
NOTE 4 — Goodwill and Intangible Assets
Our recorded goodwill of $5,662 and $5,454 as of September 23, 2010 and June 24, 2010 relates wholly to the OVH acquisition on May 21, 2010. The $208 increase from June 24, 2010 to September 23, 2010 relates to final working capital adjustments during the first quarter of fiscal 2011.

Intangible assets subject to amortization consist of the following:

	September 23, 2010	June 24, 2010	September 24, 2009
Customer relationships	$10,600	$10,600	$—
Non-compete agreement	5,400	5,400	—
Brand names	8,090	8,090	7,920

Total intangible assets, gross	24,090	24,090	7,920

Less accumulated amortization:
Customer relationships	(524)	(146)	—
Non-compete agreement	(171)	(43)	—
Brand names	(7,896)	(7,780)	(7,458)

Total accumulated amortization	(8,591)	(7,969)	(7,458)

Net intangible assets	$15,499	$16,121	$462

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
Note 5 — Primary Financing Facilities
On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (the “Credit Facility”). As of September 23, 2010, we were in compliance with all covenants under the Credit Facility, as amended. As of September 23, 2010, we had $71.6 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.
Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). As of September 23, 2010, we were in compliance with all covenants under the Mortgage Facility.
Note 6 — Income Taxes
At the beginning of fiscal year 2011, we had approximately $0.7 million of state (net of the federal effect) net operating loss (“NOL”) carryforwards for income tax purposes. The state NOL carryforwards relate to losses generated during the years ended June 26, 2008, June 28, 2007 and June 29, 2006, which generally have a carryforward period of approximately twelve years before expiration. We believe that the state NOL carryforwards will be fully utilized before expiration.
As of September 23, 2010, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit) expense caption in the statement of operations. We file income tax returns with federal and state tax authorities within the United States of America. The Internal Revenue Service has completed auditing our tax return for fiscal 2004, and there was no material impact to our Company. The Illinois Department of Revenue has completed auditing our tax returns through fiscal 2007, and there was no material impact to our Company. No other tax jurisdictions are material to us.
As of September 23, 2010, there have been no material changes to the amount of unrecognized tax benefits. We do not anticipate that total unrecognized tax benefits will significantly change in the future.

Note 7 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average number of shares outstanding used in computing earnings per share:

	For the Quarter Ended
	September 23,	September 24,
	2010	2009
Weighted average number of shares outstanding — basic	10,657,282	10,621,842
Effect of dilutive securities:
Stock options and restricted stock units	108,284	42,883

Weighted average number of shares outstanding — diluted	10,765,566	10,664,725

112,625 anti-dilutive stock options with a weighted average exercise price of $17.52 were excluded from the computation of diluted earnings per share for the quarter ended September 23, 2010. 288,125 anti-dilutive stock options with a weighted average exercise price of $13.78 were excluded from the computation of diluted earnings per share for the quarter ended September 24, 2009.
Note 8 — Incentive Plans
At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights, Common Stock or dividends and dividend equivalents. A maximum of 500,000 of the 1,000,000 shares of Common Stock may be used for grants of Common Stock, restricted stock and restricted stock units. Additionally, awards of options or stock appreciation rights are limited to 100,000 shares annually to any single individual, and awards of Common Stock, restricted stock or restricted stock units are limited to 50,000 shares annually to any single individual. During the second quarter of fiscal 2009, 46,500 restricted stock units were awarded to employees and members of the Board of Directors. During the second quarter of fiscal 2010, 61,000 restricted stock units were awarded to employees and members of the Board of Directors. During the first quarter of fiscal 2011, 13,500 restricted stock units were awarded to employees. The vesting period is three years for awards to employees and one year for awards to non-employee members of the Board of Directors. We are recognizing expenses over the applicable vesting period based upon the fair market value of our Common Stock at the grant date. As of September 23, 2010, all 121,000 restricted unit awards remain outstanding, 10,000 of which have vested, with a weighted average remaining life of 1.6 years. Also, 1,000, 2,500 and 1,500 stock options were granted during the first quarter of fiscal 2011, fiscal 2010 and fiscal 2009, respectively, under the 2008 Equity Incentive Plan. The exercise price of the options was determined as set forth in the 2008 Equity Incentive Plan by the Compensation Committee of our Board of Directors, and must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2008 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 2008 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options. Additionally, 10,000 stock appreciation rights (“SARs”) were granted to a marketing consultant during the first quarter of fiscal 2011. The SARs vest over a three year period and have a ten year term. As of September 23, 2010, 864,000 shares of Common Stock remain authorized for future grants of awards.
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
The following is a summary of stock option activity for the first quarter of fiscal 2011:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
Outstanding, at June 24, 2010	327,690	$12.08
Activity:
Granted	1,000	14.73
Exercised	(3,750)	6.94
Forfeited	(14,000)	20.31

Outstanding, at September 23, 2010	310,940	$11.78	4.55	$905

Exercisable, at September 23, 2010	266,690	$12.32	4.08	$702

The weighted average grant date fair value of stock options granted during the first quarter of fiscal 2011 was $6.71. No stock options were granted during the first quarter of fiscal 2010. The total intrinsic value of options exercised was $10 and $27 for the first quarter of fiscal 2011 and first quarter of fiscal 2010, respectively.
Compensation expense attributable to stock-based compensation during the first quarters of fiscal 2011 and fiscal 2010 was $152 and $87, respectively. As of September 23, 2010, there was $843 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 0.98 years.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Quarter Ended
September 23,
2010
Weighted average expected stock-price volatility	43.60%
Average risk-free rate	2.24%
Average dividend yield	0.00%
Weighted average expected option life (in years)	6.25
Forfeiture percentage	5.00%
The 10,000 SARs granted during the first quarter of fiscal 2011 are being accounted for as a liability award whereby the fair value is measured at the end of each reporting period. We are using the Black-Scholes option-pricing model to determine the fair value of the SARs. We recognized $10 of expense during the first quarter of fiscal 2011. The fair value of the SARs was determined using the following assumptions:

September 23,
2010
Weighted average expected stock-price volatility	49.38%
Average risk-free rate	2.49%
Average dividend yield	0.00%
Weighted average expected remaining life (in years)	9.75
Forfeiture percentage	0.00%
Virtually all of our salaried employees participate in our Sanfilippo Value Added Plan (“SVA Plan”) which is a non-equity incentive plan (an economic value added based program). We accrue expense related to the SVA Plan in the annual period that the economic performance underlying such performance occurs. This method of expense recognition properly matches the expense associated with improved economic performance with the period the improved performance occurs on a systematic and rational basis. The amount accrued includes amounts that will be paid currently and if current results exceed target, amounts that are payable in future periods, in the manner such payments are permitted by the provisions of the SVA Plan.

Note 9 — Retirement Plan
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

	For the Quarter Ended
	September 23,	September 24,
	2010	2009
Service cost	$54	$36
Interest cost	144	146
Amortization of prior service cost	239	239
Amortization of gain	(54)	(83)

Net periodic benefit cost	$383	$338

Note 10 — Distribution Channel and Product Type Sales Mix
We operate in a single reportable segment through which we sell various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

	Quarter Ended
	September 23,	September 24,
Distribution Channel	2010	2009
Consumer	$85,942	$74,295
Industrial	21,830	17,383
Food Service	17,680	14,668
Contract Packaging	14,522	13,718
Export	6,814	6,748

Total	$146,788	$126,812

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
	September 23,	September 24,
Product Type	2010	2009
Peanuts	18.0%	22.0%
Pecans	16.8	17.3
Cashews & Mixed Nuts	19.2	22.1
Walnuts	13.6	11.3
Almonds	13.3	10.8
Other	19.1	16.5

Total	100.0%	100.0%

For both periods presented, the largest component of the “Other” product type is trail and snack mixes which include nut products.

Note 11 — Comprehensive Income (Loss)
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
Note 12 — Commitments and Contingencies
We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. It is management’s opinion that the ultimate resolution of these matters will not have a material effect upon our business, financial condition, results of operations or cash flows.
Note 13 — Product Recall
On March 19, 2010, we announced a voluntary recall of certain bulk and packaged snack mix and cashew items containing black pepper as a precautionary measure because the product may be contaminated with salmonella. Our recall was a follow-up to the voluntary recall of black pepper announced by Mincing Overseas Spice Company, a supplier to us through a distributor, on March 5, 2010. As of September 23, 2010 and June 24, 2010, our accrued liability for estimated product recall costs related to black pepper was $180.
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
Our total net costs associated with the recall, which were all recorded in fiscal 2009, were approximately $2,400. As of September 23, 2010, June 24, 2010, and September 24, 2009, our accrued liability for estimated product recall costs related to pistachios was $346, $346 and $394, respectively.
We currently intend to pursue the recovery of our recall costs from Setton, Setton’s insurance and our own insurance; however, we can provide no assurance as to the likelihood, extent (if any) or timing of any such recovery.
Note 14 — Fair Value of Financial Instruments
The fair value of our fixed rate debt as of September 23, 2010, including current maturities, was estimated to approximate the carrying value of $30,400. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances for similar terms.
The fair value of the contingent consideration to be paid under terms of the OVH purchase agreement was determined using probability factors for specific earnout measurements discounted by our incremental short-term borrowing rate. Due to the relatively short timeframe of the earnout period (through calendar year 2011), the sensitivity of the determination of the fair value of the contingent consideration is almost entirely dependent upon the probability factors. Under the fair value measurement and disclosure provisions of ASC 820 for Level 3 inputs, we are required to re-measure the fair value of the contingent consideration on a quarterly basis and disclose the effect of the measurements on earnings for each quarterly period. See Note 3 for the effect of the remeasurement as of the end of the first quarter of fiscal 2011.
The carrying amounts of our other financial instruments also approximate their estimated fair values.
Note 15 — Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) which amended the consolidation guidance applicable to variable interest entities (“VIEs”). The SFAS 167 amendments are effective as of the first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. SFAS 167 replaces Interpretation 46(R)’s risks-and-rewards-based quantitative approach to consolidation with a more qualitative approach that requires a reporting entity to have some economic exposure to a VIE along with “the power to direct the activities that most significantly impact the economic performance of the entity.” The FASB also reminded its constituents that only substantive terms, transactions, and arrangements should affect the accounting conclusions under SFAS 167. The SFAS 167 provisions were included in Accounting Standards Update No. 2009-17, “Topic 810 — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”). The implementation of ASU 2009-17 had no material impact on our results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2011 are to the fiscal year ending June 30, 2011 and will consist of fifty-three weeks (the fourth quarter consisting of fourteen weeks). References herein to fiscal 2010 are to the fiscal year ended June 24, 2010. References herein to the first quarter of fiscal 2011 are to the quarter ended September 23, 2010. References herein to the first quarter of fiscal 2010 are to the quarter ended September 24, 2009. The following discussion and analyses should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.
We are one of the leading processors and marketers of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private labels and under the Fisher, Orchard Valley Harvest, and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, dried fruit, corn snacks, sesame sticks and other sesame snack products. We distribute our products in the consumer, industrial, food service, contract packaging and export distribution channels.
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
We developed a five-year strategic plan during fiscal 2009 to help us achieve long-term profitable growth. Our long-term goals include (i) attaining recognition by global retailers, food service providers and consumers as a world class nut partner, (ii) attaining recognition as a high quality, well-run food business that utilizes our vast industry knowledge and innovation to achieve high growth and profitability, (iii) meeting the demands of nut consumers throughout the world, (iv) profitably increasing our market share in private brands by using innovation valued by our customers, (v) substantially increasing our presence in the food service distribution channel, (vi) providing the best total solution to retailers by increasing our presence beyond the traditional nut aisles of stores, (vii) utilizing our Fisher name recognition as a foundation for targeted sustained growth via value-added snack and baking products, and (viii) utilizing acquisitions, joint ventures and/or strategic alliances as they present themselves to grow our business and expand into new target markets. We have executed portions of this strategy during fiscal 2010 and the first quarter of fiscal 2011, including a significant increase in private label business at a customer and consummating the acquisition of certain assets of Orchard Valley Harvest, Inc. (“OVH”), which gives us a significant presence in the produce section of supermarkets.
We face a number of challenges in the future. Specific challenges, among others, include: substantial increases in commodity costs, including as a result of increased demand for pecans and walnuts in China, intensified competition, integrating the acquired OVH business into our operations and executing our strategic plan. We will focus on seeking additional profitable business to utilize the additional production capacity at our facility in Elgin, Illinois that houses our primary manufacturing operations and corporate headquarters (the “Elgin Site”). We expect to be able to continue to devote more funds to promote and advertise our Fisher brand in order to attempt to regain market share that has been lost in recent years. However, this effort may be challenging because, among other things, consumer preferences have shifted towards lower-priced private label products from higher-priced branded products as a result of current economic conditions. In addition, private label products generally provide lower margins than branded products. Also, we will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors”.

QUARTERLY HIGHLIGHTS
Our net sales for the first quarter of fiscal 2011 increased by $20.0 million, or 15.8%, to $146.8 million from $126.8 million for the first quarter of fiscal 2010. The increase in net sales came mainly from a 10.5% increase in overall net average selling prices and a 4.8% increase in sales volume, as measured in pounds shipped to customers. The average selling price increase occurred due to higher acquisition costs for all major commodities except peanuts. We had higher net sales for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 in all distribution channels. We experienced sales volume increases for the same time comparison in all distribution channels except export. Approximately 50% of the net sales and sales volume increases in the consumer distribution channel occurred due to sales related to our acquisition of certain assets of OVH during the fourth quarter of fiscal 2010.
Our gross profit margin, as a percentage of net sales, decreased from 18.8% for the first quarter of fiscal 2010 to 14.0% for the first quarter of fiscal 2011, and gross profit decreased by $3.3 million. Gross profit margins declined significantly on sales of walnuts and pecans because of the need to purchase high cost shelled walnuts and pecans in the spot market during the current quarter. The prices for shelled walnuts and pecans during the current quarter were unusually high due to low inventories in the industry. Shelled walnut purchases were made to supply an increase in sales volume with existing customers that in many cases exceeded forecasted volume by a considerable amount. Shelled pecan purchases were made during the current quarter to supply new pecan business that started shipping in the fourth quarter of fiscal 2010 and to supplement a shortfall in inshell pecan purchases from the 2009 crop due to the unprecedented amount of inshell pecans that were exported to China over the last twelve months. Gross profit margin also declined on sales of cashews because of significantly higher acquisition costs. Our gross profit and gross profit margins will continue to be negatively affected by the significant increases in most of our key commodities unless and until we are able to secure adequate sales price increases from our customers. There can be no assurance that we will be able to implement sales price increases or that sales price increases actually obtained will be in an amount sufficient to offset our increased commodity costs. If we are unable to secure adequate sales price increases from our customers, it may have a material adverse effect on our financial position, results of operations and cash flows.
We successfully converted the OVH business operation to our corporate information systems during the first quarter of fiscal 2011. We continue to integrate all OVH activities with the rest of our business to achieve the greatest efficiencies possible. We recorded a $0.6 million charge to operating expenses during the first quarter of fiscal 2011 to increase our estimate of the liability to be paid as additional consideration to the acquisition price if OVH related sales exceed certain targets.
RESULTS OF OPERATIONS
Net Sales
Our net sales increased by 15.8% to $146.8 million for the first quarter of fiscal 2011 from $126.8 million for the first quarter of fiscal 2010. The increase in net sales came mainly from a 10.5% increase in overall net average selling prices and a 4.8% increase in sales volume, as measured in pounds shipped to customers. The average selling price increase occurred due to higher acquisition costs for all major commodities except peanuts. We had higher net sales for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 in all distribution channels. We experienced sales volume increases for the same time comparison in all distribution channels except export. Approximately 50% of the net sales and sales volume increases in the consumer distribution channel occurred due to sales related to our acquisition of certain assets of OVH during the fourth quarter of fiscal 2010.
The following table shows a comparison of sales by distribution channel (dollars in thousands):

	Quarter Ended
	September 23,	September 24,
Distribution Channel	2010	2009
Consumer	$85,942	$74,295
Industrial	21,830	17,383
Food Service	17,680	14,668
Contract Packaging	14,522	13,718
Export	6,814	6,748

Total	$146,788	$126,812

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
	September 23,	September 24,
Product Type	2010	2009
Peanuts	18.0%	22.0%
Pecans	16.8	17.3
Cashews & Mixed Nuts	19.2	22.1
Walnuts	13.6	11.3
Almonds	13.3	10.8
Other	19.1	16.5

Total	100.0%	100.0%

Net sales in the consumer distribution channel increased by 15.7% in dollars and 4.4% in volume in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. Private label consumer sales volume decreased by 1.4% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, despite contribution from OVH, primarily due to (i) losses of $3.4 million and $3.2 million in business at two former private label customers, and (ii) a $2.4 million reduction in business at a major customer. These decreases were partially offset by a $5.3 million increase in business at a major customer. Fisher brand sales volume was virtually unchanged for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. Marginal increases in Fisher snack nut business were offset by decreases in Fisher baking nut business.
Net sales in the industrial distribution channel increased by 25.6% in dollars and 3.3% in sales volume in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The sales volume increase is primarily due to higher almond sales partially offset by lower pecan sales mainly from a limited supply of pecans available for the industrial distribution channel.
Net sales in the food service distribution channel increased by 20.5% in dollars and 13.4% in volume in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The sales volume increase is primarily due to higher peanut butter sales at food service distributors.
Net sales in the contract packaging distribution channel increased by 5.9% in dollars and 3.3% in volume in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The sales volume increase is due to increased business with our major contract packaging customer.
Net sales in the export distribution channel increased by 1.0% in dollars but decreased 2.5% in volume in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The decrease in volume is due primarily to lower almond sales to our industrial export customers.
Gross Profit
Gross profit for the first quarter of fiscal 2011 decreased 14.0% to $20.5 million from $23.9 million for the first quarter of fiscal 2010. Gross profit margin decreased to 14.0% of net sales for the first quarter of fiscal 2011 from 18.8% for the first quarter of fiscal 2010. Gross profit margins declined significantly on sales of walnuts and pecans because of the need to purchase high cost shelled walnuts and pecans in the spot market during the current quarter. The prices for shelled walnuts and pecans during the current quarter were unusually high due to low inventories in the industry. Shelled walnut purchases were made to supply an increase in sales volume with existing customers that in many cases exceeded forecasted volume by a considerable amount. Shelled pecan purchases were made during the current quarter to supply new pecan business that started shipping in the fourth quarter of fiscal 2010 and to supplement a shortfall in inshell pecan purchases from the 2009 crop due to the unprecedented amount of inshell pecans that were exported to China over the last twelve months. Gross profit margin also declined on sales of cashews because of significantly higher acquisition costs. Our gross profit and gross profit margins will continue to be negatively affected by the significant increases in most of our key commodities unless and until we are able to secure adequate sales price increases from our customers. There can be no assurance that we will be able to implement sales price increases or that sales price increases actually obtained will be in a amount sufficient to offset our increased commodity costs. If we are unable to secure adequate sales price increases from our customers, it may have a material adverse effect on our financial position, results of operations and cash flows.

Operating Expenses
Selling and administrative expenses for the first quarter of fiscal 2011 increased to 11.6% of net sales from 11.2% of net sales for the first quarter of fiscal 2010. Selling expenses for the first quarter of fiscal 2011 were $10.2 million, an increase of $1.5 million, or 17.0%, from the first quarter of fiscal 2010. This increase is primarily due to (i) a $0.9 million increase in marketing and advertising expenditures, (ii) a $0.6 million increase in freight costs, and (iii) a $0.3 million increase in compensation expense. These increases in selling expenses were partially offset by a $0.5 million reduction in incentive compensation expense due to less favorable operating results. We accrue expense related to our non-equity incentive plan (an economic value added based program) in the annual period that the economic performance underlying such performance occurs. This method of expense recognition properly matches the expense associated with improved economic performance with the period the improved performance occurs on a systematic and rational basis. The amount accrued includes amounts that will be paid currently and if current results exceed target, amounts that are payable in future periods, in the manner such payments are permitted by the provisions of the plan agreement. In certain circumstances, forfeiture of the amounts that are payable can occur. Administrative expenses for the first quarter of fiscal 2011 were $6.9 million, an increase of $1.4 million, or 25.9%, from the first quarter of fiscal 2010. This increase is primarily due to (i) a $0.6 million increase in the projected earnout payments related to the OVH acquisition, (ii) a $0.5 million in amortization related to OVH intangibles, (iii) a $0.3 million increase in contingency reserves, and (iv) a $0.3 million increase in compensation expense. These increases in administrative expenses were partially offset by a $0.9 million reduction in incentive compensation expense due to less favorable operating results.
Income from Operations
Due to the factors discussed above, income from operations decreased to $3.5 million, or 2.4% of net sales, for the first quarter of fiscal 2011 from $9.7 million, or 7.7% of net sales, for the first quarter of fiscal 2010.
Interest Expense
Interest expense was $1.4 million for both the first quarter of fiscal 2011 and first quarter of fiscal 2010.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.3 million for the first quarter of fiscal 2011 compared to $0.4 million for the first quarter of fiscal 2010. The reduction in net expense was due to a $0.1 million increase in rental income for space at the office building on the Elgin site.
Income Tax Expense
Income tax expense was $0.7 million, or 37.7% of income before income taxes, for the first quarter of fiscal 2011 compared to $3.1 million, or 39.3% for the first quarter of fiscal 2010.
Net Income
Net income was $1.1 million, or $0.10 per common share (basic and diluted), for the first quarter of fiscal 2011, compared to $4.8 million, or $0.45 per common share (basic and diluted), for the first quarter of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our strategic plan, repay indebtedness and potentially pay contingent earn-out liabilities. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility (as defined below). We continue to actively manage our working capital as a result of the current economic situation. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. The increase in our available credit under our Credit Facility due to our improved financial performance in fiscal 2009 and fiscal 2010 allowed us to consummate the OVH acquisition, devote more funds to promote our products, especially our Fisher brand, and explore other growth strategies outlined in our strategic plan, including further acquisitions. To be consummated, any future acquisitions would generally require the approval of our lenders under the Credit Facility.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $5.7 million for the first quarter of fiscal 2011 compared to $24.0 million for the first quarter of fiscal 2010. This decrease is primarily due to an approximately 47% increase in the weighted average purchase cost for commodities for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. We anticipate that increased commodity costs will continue to negatively impact our net cash provided by operating activities throughout the remainder of fiscal 2011.
We repaid $1.0 million of long-term debt during the first quarter of fiscal 2011, $0.8 million of which was related to the Mortgage Facility. The net decrease in our Credit Facility was $3.6 million from June 24, 2010 to September 23, 2010. This decrease was less than the $18.2 million decrease experienced during the first quarter of fiscal 2010 due to the significant increase in our weighted average purchase cost for commodities.
Total inventories were $115.8 million at September 23, 2010, an increase of $1.4 million, or 1.2%, from the balance at June 24, 2010, and an increase of $16.3 million, or 16.4%, from the balance at September 24, 2009. The slight increase from June 24, 2010 to September 23, 2010 is primarily due to significantly higher commodity costs offset by lower quantities on hand due to the timing of crop receipts. The 16.4% increase from September 24, 2009 to September 23, 2010 occurred despite a 16.1% reduction in pounds in inventory again due to significantly higher commodity costs. The reduction in pounds occurred despite the inclusion of OVH inventory as of September 23, 2010.
Net accounts receivable were $47.2 million at September 23, 2010, an increase of $7.3 million, or 18.3%, from the balance at June 24, 2010, and an increase of $13.0 million, or 38.1%, from the balance at September 24, 2009. The increase in net accounts receivable from June 24, 2010 to September 23, 2010 is due primarily to higher sales in the month of September 2010 compared to June 2010 due to the seasonality in our business and higher average selling prices. The increase in net accounts receivable from September 24, 2009 to September 23, 2010 is due to higher sales in September 2010 compared to September 2009 due largely to OVH sales and higher average selling prices. Accounts receivable allowances were $3.3 million, $2.1 million and $2.9 million at September 23, 2010, June 24, 2010 and September 24, 2009, respectively. The increase in accounts receivable allowances at September 23, 2010 compared to June 24, 2010 and September 23, 2009 basically corresponds to the higher monthly sales in September 2010 compared to June 2010 and September 2009.
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
On March 28, 2006, JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). We subsequently entered into a sales contract with a potential buyer of the Old Elgin Site. The sales contract was terminated as the potential buyer was unable to secure financing. While the Old Elgin Site is available for sale and we are currently actively searching for new potential buyers, we cannot ensure that a sale will occur in the next twelve months. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. Our total costs under the Development Agreement were $6.8 million as of September 23, 2010, June 24, 2010 and September 24, 2009, (i) $5.6 million of which is recorded as a component of “Property, Plant and Equipment”, and (ii) $1.2 million of which is recorded as “Rental Investment Property”. We have reviewed the assets under the Development Agreement that are available for sale for potential impairment and concluded that the current fair value is not less than the carrying value.
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
On March 8, 2010, we entered into a First Amendment to the Credit Facility (the “First Amendment”). The First Amendment modified the Credit Facility to permit us to make acquisitions, subject to restrictions on the amount that can be spent on acquisitions during the term of the Credit Facility and meeting specified other criterion including loan availability levels and pro forma financial covenant compliance. In addition, the First Amendment alters the borrowing base calculation, which is based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), to allow us increased availability from inventory under the Credit Facility during January, February, March, October, November and December, which are the months in which our Company purchases most of its inventory.
The Credit Facility, as amended, matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the Borrowing Base Calculation, ranging from 0.00% to 0.50% or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.50% to 3.00%. The face amount of undrawn letters of credit accrues interest at a rate of 2.00% to 2.50%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment decreases by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of September 23, 2010, the weighted average interest rate for the Credit Facility was 2.93%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of our Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 23, 2010, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of September 23, 2010, we had $71.6 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.
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
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 23, 2010, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $28.0 million has been classified as long-term debt as of September 23, 2010. This $28.0 million represents scheduled principal payments due under Tranche A beyond twelve months of September 23, 2010.
As of September 23, 2010, we had $4.3 million in aggregate principal amount of industrial development bonds (the “bonds”) outstanding, which was originally used to finance the acquisition, construction and equipping of our Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his, her or its bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.5 million in fiscal 2011 to $0.8 million in fiscal 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any. Since the bonds may be payable at the interest reset date of June 1, 2011, the entire aggregate balance of $4.3 million is classified as a current liability as of September 23, 2010.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not less than the $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and therefore the financing obligation is being accounted for similarly to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the transaction. As of September 23, 2010, $13.3 million of the debt obligation was outstanding.
Capital Expenditures
We spent $1.4 million on capital expenditures during the first quarter of fiscal 2011 compared to $2.2 million during the first quarter of fiscal 2010. We expect total capital expenditures for equipment upgrades, facility maintenance and food safety enhancements for fiscal 2011 to be under $10.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet cash requirements for capital expenditures.
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) which amended the consolidation guidance applicable to variable interest entities (“VIEs”). The SFAS 167 amendments are effective as of the first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. SFAS 167 replaces Interpretation 46(R)’s risks-and-rewards-based quantitative approach to consolidation with a more qualitative approach that requires a reporting entity to have some economic exposure to a VIE along with “the power to direct the activities that most significantly impact the economic performance of the entity.” The FASB also reminded its constituents that only substantive terms, transactions, and arrangements should affect the accounting conclusions under SFAS 167. The SFAS 167 provisions were included in Accounting Standards Update No. 2009-17, “Topic 810 – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”). The implementation of ASU 2009-17 had no material impact on our results of operations, financial position or cash flows.
FORWARD LOOKING STATEMENTS
The statements contained in this filing that are not historical (including statements concerning our Company’s expectations regarding market risk) are “forward looking statements.” These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes”, and “expects” and are based on our current expectations or beliefs concerning future events and involve risks and uncertainties. Our Company cautions that such statements are qualified by important factors, including the factors referred to in Part II, Item 1A — “Risk Factors”, and other factors that are beyond our Company’s control. Consequently, our actual results could differ materially. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, including a decline in sales to one or more key customers; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where we are financially responsible for such losses; (v) our ability to lessen the negative impact of competitive and pricing pressures; (vi) losses associated with product recalls or the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (vii) our ability to retain key personnel; (viii) the effect of the group that owns the majority of our voting securities (which may make a takeover or change in control more difficult), including the effect of the agreements pursuant to which such group has pledged a substantial amount of our Company’s securities that it owns; (ix) the potential negative impact of government regulations, including the Public Health Security and Bioterrorism Preparedness and Response Act and laws and regulations pertaining to food safety; (x) our ability to do business in emerging markets; (xi) uncertainty in economic conditions, including the potential for another economic downturn; (xii) our ability to obtain additional capital, if needed; (xiii) the risk that expected synergies, operational efficiencies and cost savings from the OVH acquisition may not be fully realized or realized within the expected timeframe and the risk that unexpected liabilities may arise from the OVH acquisition; and (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2010.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 23, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 23, 2010, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 23, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is our management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors which could materially affect our Company’s business, financial condition or future results as discussed in Part I, “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 24, 2010. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 24, 2010 during the first quarter of fiscal 2011 other than the following:
We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to significant money damages and other remedies.
We may become involved in employment litigation as these types of lawsuits have become more prevalent in the current economic environment. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment for significant monetary damages could adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results.
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 27, 2010.

JOHN B. SANFILIPPO & SON, INC.
By:	/s/ Michael J. Valentine
Michael J. Valentine
Chief Financial Officer and Group President

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
1-2	Not applicable

3.1	Restated Certificate of Incorporation of Registrant(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987, dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.4	The Registrant’s 1998 Equity Incentive Plan(4)

10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

10.12	The Registrant’s Restated Supplemental Retirement Plan (10)

10.13	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

10.14	Amended and Restated Sanfilippo Value Added Plan, dated April 29, 2010(19)

10.15	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

10.16	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.17	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

Exhibit
Number	Description
10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.22	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.23	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

10.24	First Amendment to the Registrant’s 2008 Equity Incentive Plan(14)

10.25	The Registrant’s 2008 Equity Incentive Plan, as amended(14)

10.26	The Registrant’s Employee Restricted Stock Unit Award Agreement(15)

10.27	The Registrant’s Non-Employee Director Restricted Stock Unit Award Agreement(15)

10.28	Form of Indemnification Agreement(16)

*10.29	First Amendment to Credit Agreement dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(17)

10.30	Purchase Agreement by and between John B. Sanfilippo & Son, Inc. and Orchard Valley Harvest, Inc. dated May 5, 2010, and signed by Stephen J. Kerr, John Potter and Matthew I. Freidrich, solely as the Trustee of the Payton Potter 2007 Irrevocable Trust(18)

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-100	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 10, 2009 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 29, 2009 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 8, 2010 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2010 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 24, 2010 (Commission File No. 0-19681).

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.