Form 10-Q
period 2010-12-23
SANFILIPPO JOHN B & SON INC
filed 2011-01-25
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 23, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☑ No
As of January 25, 2011, 8,056,865 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 23, 2010
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 23,	December 24,	December 23,	December 24,
	2010	2009	2010	2009
Net sales	$223,600	$180,070	$370,388	$306,882
Cost of sales	196,364	147,334	322,611	250,272

Gross profit	27,236	32,736	47,777	56,610

Operating expenses:
Selling expenses	11,781	11,824	21,987	20,547
Administrative expenses	5,566	5,530	12,417	10,971

Total operating expenses	17,347	17,354	34,404	31,518

Income from operations	9,889	15,382	13,373	25,092

Other expense:
Interest expense ($264, $270, $530 and $540 to related parties)	(1,643)	(1,339)	(3,090)	(2,786)
Rental and miscellaneous expense, net	(202)	(225)	(507)	(641)

Total other expense, net	(1,845)	(1,564)	(3,597)	(3,427)

Income before income taxes	8,044	13,818	9,776	21,665
Income tax expense	2,872	4,998	3,525	8,079

Net income	$5,172	$8,820	$6,251	$13,586
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	121	102	241	204

Net comprehensive income	$5,293	$8,922	$6,492	$13,790

Basic earnings per common share	$0.48	$0.83	$0.59	$1.28

Diluted earnings per common share	$0.48	$0.82	$0.58	$1.27

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 23,	June 24,	December 24,
	2010	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$3,701	$1,437	$4,501
Accounts receivable, less allowances of $5,642, $2,071 and $3,744	45,952	39,894	37,156
Inventories	160,794	114,360	121,695
Income taxes receivable	—	104	—
Deferred income taxes	4,813	4,486	4,530
Prepaid expenses and other current assets	5,427	4,499	4,841

TOTAL CURRENT ASSETS	220,687	164,780	172,723

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463	9,463
Buildings	101,787	101,421	101,086
Machinery and equipment	157,249	155,796	148,710
Furniture and leasehold improvements	4,017	3,969	3,885
Vehicles	505	632	603
Construction in progress	1,098	2,033	1,954

	274,119	273,314	265,701
Less: Accumulated depreciation	145,341	140,353	133,293

	128,778	132,961	132,408
Rental investment property, less accumulated depreciation of $4,908, $4,458 and $4,009	30,792	31,242	31,691

TOTAL PROPERTY, PLANT AND EQUIPMENT	159,570	164,203	164,099

Cash surrender value of officers’ life insurance and other assets	7,581	7,723	7,608
Goodwill	5,662	5,454	—
Intangible assets	14,948	16,121	355

TOTAL ASSETS	$408,448	$358,281	$344,785

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 23,	June 24,	December 24,
	2010	2010	2009
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$42,260	$40,437	$4,933
Current maturities of long-term debt, including related party debt of $264, $253 and $244	15,244	15,549	11,435
Accounts payable, including related party payables of $189, $301 and $180	72,177	29,625	54,303
Book overdraft	5,830	2,061	7,759
Accrued payroll and related benefits	5,738	10,613	8,639
Accrued workers’ compensation	5,127	5,254	5,436
Other accrued expenses	13,857	12,092	6,736
Income taxes payable	2,196	—	2,639

TOTAL CURRENT LIABILITIES	162,429	115,631	101,880

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,022, $13,156 and $13,285	41,110	42,680	47,660
Retirement plan	10,021	9,951	8,132
Deferred income taxes	4,761	4,569	6,212
Other	3,378	5,556	1,292

TOTAL LONG-TERM LIABILITIES	59,270	62,756	63,296

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,174,765, 8,166,849 and 8,161,349 shares issued	82	82	82
Capital in excess of par value	102,150	101,787	101,438
Retained earnings	88,853	82,602	81,763
Accumulated other comprehensive loss	(3,158)	(3,399)	(2,496)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	186,749	179,894	179,609

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$408,448	$358,281	$344,785

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 23, 2010	December 24, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,251	$13,586
Depreciation and amortization	8,676	7,833
Loss on disposition of properties	502	58
Deferred income tax (benefit) expense	(135)	2,156
Stock-based compensation expense	330	177
Change in current assets and current liabilities:
Accounts receivable, net	(6,154)	(5,853)
Inventories	(46,431)	(15,406)
Prepaid expenses and other current assets	(928)	400
Accounts payable	42,552	30,824
Accrued expenses	(3,237)	(210)
Income taxes payable	2,300	2,590
Change in other long-term liabilities	(2,178)	(60)
Other, net	582	13

Net cash provided by operating activities	2,130	36,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,127)	(4,557)
Proceeds from disposition of properties	22	3
Final payment related to purchase of assets of Orchard Valley Harvest, Inc.	(115)	—
Cash surrender value of officers’ life insurance	(129)	(133)

Net cash used in investing activities	(3,349)	(4,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	146,907	92,180
Repayments of revolving credit borrowings	(145,084)	(120,479)
Principal payments on long-term debt	(2,142)	(1,754)
Increase in book overdraft	3,769	2,127
Issuance of Common Stock under option plans	32	116
Tax benefit of stock options exercised	1	27

Net cash provided by (used in) financing activities	3,483	(27,783)

NET INCREASE IN CASH	2,264	3,638
Cash, beginning of period	1,437	863

Cash, end of period	$3,701	$4,501

Supplemental disclosures of cash flow information:
Capital lease obligations incurred	267	143
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except where noted and per share data)
Note 1 — Basis of Presentation
As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2011 are to the fiscal year ending June 30, 2011 and will consist of fifty-three weeks (the fourth quarter consisting of fourteen weeks). References herein to fiscal 2010 are to the fiscal year ended June 24, 2010. References herein to the second quarter of fiscal 2011 are to the quarter ended December 23, 2010. References herein to the second quarter of fiscal 2010 are to the quarter ended December 24, 2009. References herein to the first twenty-six weeks of fiscal 2011 are to the twenty-six weeks ended December 23, 2010. References herein to the first twenty-six weeks of fiscal 2010 are to the twenty-six weeks ended December 24, 2009.
In the opinion of our management, the accompanying statements fairly present the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods.
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
Certain amounts were reclassified from “Accounts receivable” to “Prepaid expenses and other current assets” as of June 24, 2010 and December 24, 2009. Amounts of $2,180 and $3,457 were reclassified as of June 24, 2010 and December 24, 2009, respectively.
Note 2 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Raw materials and supplies include costs of nut products. Work-in process and finished goods include labor and manufacturing overhead costs. Inventories consist of the following:

	December 23,	June 24	December 24,
	2010	2010	2009

Raw material and supplies	$95,394	$54,990	$75,621
Work-in-process and finished goods	65,400	59,370	46,074

Inventories	$160,794	$114,360	$121,695

Note 3 — Acquisition of Orchard Valley Harvest, Inc.
On May 21, 2010, we acquired certain assets and assumed certain liabilities (the “Acquisition”) of Orchard Valley Harvest, Inc. (“OVH”) for a purchase price of $32,887, $115 of which was paid as part of a final working capital review that was performed during the first quarter of fiscal 2011. The purchase price may be increased up to an additional $10,079, contingent upon performance of the acquired business for the 2011 calendar year. The Acquisition has been accounted for as a business combination in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations. As a result of the Acquisition, we expect to (i) expand our portfolio and market presence into the store perimeter beyond the traditional nut aisles, (ii) establish a platform to build a truly national produce nut program, and (iii) broaden our product breadth and production capabilities.
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

Purchase Price Measurement	Amount

Accounts receivable	$5,049
Inventories	10,648
Other assets	2,130
Property, plant and equipment	3,408
Intangible assets, including customer relationships, non-compete agreement and brand name (See Note 4 below)	16,170
Goodwill	5,662
Accounts payable and accrued liabilities	(2,911)
Debt	(1,432)
Earn-out liability	(5,837)

Total	$32,887

Goodwill, which is tax deductible, arises from intangible assets that do not qualify for separate recognition and expected synergies from combining operations of OVH and our Company. There were no material contingencies recognized or unrecognized associated with the Acquisition, other than the earnout contingency discussed below.
Under terms of the Purchase Agreement by and between us and OVH dated May 5, 2010 (the “Purchase Agreement”), future consideration from $0 up to $10,079 may be paid in addition to the $32,887 cash purchase price paid. The following table summarizes the potential earn-outs to be paid under terms of the Purchase Agreement. Net retail sales include packaged sales to the consumer distribution channel. Net sales are comprised of net retail sales plus bulk sales of products.

Earn-out
Earn-out Measurement	Payment

Calendar 2010 net retail sales greater than $25,500	$79
Calendar 2010 net sales greater than $41,500 and calendar 2010 net retail sales greater than $36,500	5,000
Calendar 2011 net sales greater than $49,000 and calendar 2011 net retail sales greater than $43,000	2,500
Calendar 2010 and calendar 2011 net retail sales greater than $105,000	2,500

Total	$10,079

The earn-out liability recorded as of June 24, 2010 represented the fair value of the expected future payments, which was estimated by applying the income approach. The fair value is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Key assumptions included a discount rate of 3.25% and a probability adjusted level of future sales performance levels for each periodic performance benchmark that triggers an amount payable under the agreement. Due to the relatively short timeframe for the earn-out payments, the sensitivity of the above amounts is almost entirely dependent on the probability factors. We adjusted the probability factors at the end of the first and second quarters of fiscal 2011 based upon strong net sales that exceeded previous estimates, and forecasted futures sales of OVH products, and recorded $830 and $1,450, respectively, of administrative expenses for the second quarter and first twenty-six weeks of fiscal 2011. The two earn-out measurements based upon calendar 2010 net sales were both achieved. Consequently, we expect to pay $5,079 during the third quarter of fiscal 2011.
With respect to the earn-out liability, we have established (i) a current liability of $5,079 and $4,411 as of December 23, 2010 and June 24, 2010, respectively related to the $5,079 earn-out payment we will be required to make in respect of calendar year 2010, and (ii) a long-term liability of $2,208 and $1,426 as of December 23, 2010 and June 24, 2010, respectively related to the anticipated earn-out payment we will be required to make in respect of calendar year 2011. The expected fair value of the earn-out liability will be re-measured on a quarterly basis through the quarter ending December 29, 2011. Any quarterly change in the expected fair value will require an adjustment to the contingent consideration with the corresponding charge or credit to income from operations for that quarter.

NOTE 4 — Goodwill and Intangible Assets
Our recorded goodwill of $5,662 and $5,454 as of December 23, 2010 and June 24, 2010 relates wholly to the OVH acquisition which was completed during the fourth quarter of fiscal 2010. The $208 increase from June 24, 2010 to December 23, 2010 relates to final working capital adjustments made during the first quarter of fiscal 2011.
Intangible assets subject to amortization consist of the following:

	December 23,		December 24,
	2010	June 24, 2010	2009
Customer relationships	$10,600	$10,600	$—
Non-compete agreement	5,400	5,400	—
Brand names	8,090	8,090	7,920

Total intangible assets, gross	24,090	24,090	7,920

Less accumulated amortization:
Customer relationships	(903)	(146)	—
Non-compete agreement	(299)	(43)	—
Brand names	(7,940)	(7,780)	(7,565)

Total accumulated amortization	(9,142)	(7,969)	(7,565)

Net intangible assets	$14,948	$16,121	$355

Customer relationships and the non-compete agreement relate wholly to the Acquisition. Customer relationships are being amortized on a straight line basis over seven years. The non-compete agreement is being amortized based upon the expected pattern of cash flow annual benefit over a five year period. The brand name consists primarily of the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name became fully amortized in fiscal 2011. The remainder of the brand name relates to the Acquisition and is being amortized on a straight line basis over five years.
Note 5 — Primary Financing Facilities
On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility (the “Credit Facility”). As of December 23, 2010, we were in compliance with all covenants under the Credit Facility, as amended. As of December 23, 2010, we had $66,200 of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.
Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). As of December 23, 2010, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $27,400 under Tranche A has been classified as long-term debt as of December 23, 2010. All amounts outstanding under Tranche B are classified as short-term debt.
Note 6 — Income Taxes
At the beginning of fiscal year 2011, we had approximately $700 of state (net of the federal effect) net operating loss (“NOL”) carryforwards for income tax purposes. The state NOL carryforwards relate to losses generated during the years ended June 26, 2008, June 28, 2007 and June 29, 2006, which generally have a carryforward period of approximately twelve years before expiration. We believe that the state NOL carryforwards will be fully utilized before expiration.
As of December 23, 2010, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit) expense caption in the statement of operations. We file income tax returns with federal and state tax authorities within the United States of America. The Internal Revenue Service has completed auditing our tax return for fiscal 2004, and there was no material impact to our Company. The Illinois Department of Revenue has completed auditing our tax returns through fiscal 2007, and there was no material impact to our Company. No other tax jurisdictions are material to us.
As of December 23, 2010 and since June 24, 2010, there have been no material changes to the amount of unrecognized tax benefits. We do not anticipate that total unrecognized tax benefits will significantly change in the future.

Note 7 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average number of shares outstanding used in computing earnings per share:

			For the Twenty-six Weeks
	For the Quarter Ended		Ended
	December 23,	December 24,	December 23,	December 24,
	2010	2009	2010	2009
Weighted average shares outstanding — basic	10,667,302	10,636,804	10,662,387	10,629,323
Effect of dilutive securities:
Stock options and restricted stock units	99,245	91,673	103,765	67,278

Weighted average shares outstanding — diluted	10,766,547	10,728,477	10,766,152	10,696,601

110,125 anti-dilutive stock options with a weighted average exercise price of $17.54 were excluded from the computation of diluted earnings per share for the quarter ended December 23, 2010. 125,625 anti-dilutive stock options with a weighted average exercise price of $17.86 were excluded from the computation of diluted earnings per share for the quarter ended December 24, 2009. 112,625 anti-dilutive stock options with a weighted average exercise price of $17.52 were excluded from the computation of diluted earnings per share for the twenty-six weeks ended December 23, 2010. 152,125 anti-dilutive stock options with a weighted average exercise price of $16.82 were excluded from the computation of diluted earnings per share for the twenty-six weeks ended December 24, 2009.
Note 8 — Incentive Plans
At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights, Common Stock or dividends and dividend equivalents. A maximum of 500,000 of the 1,000,000 shares of Common Stock may be used for grants of Common Stock, restricted stock and restricted stock units. Additionally, awards of options or stock appreciation rights are limited to 100,000 shares annually to any single individual, and awards of Common Stock, restricted stock or restricted stock units are limited to 50,000 shares annually to any single individual. All restricted stock units granted under the 2008 Equity Incentive Plan have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. We are recognizing expenses over the applicable vesting period based upon the fair market value of our Common Stock at the grant date. The exercise price of stock options was determined as set forth in the 2008 Equity Incentive Plan by the Compensation Committee of our Board of Directors, and must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2008 Equity Incentive Plan, options expire upon termination of employment or directorship. The options granted under the 2008 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options. Additionally, 10,000 stock appreciation rights (“SARs”) were granted to a marketing consultant during the first quarter of fiscal 2011. The SARs vest over a three year period and have a ten year term. As of December 23, 2010, 797,834 shares of Common Stock remain authorized for future grants of awards.
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
The following is a summary of stock option activity for the first twenty-six weeks of fiscal 2011:

		Weighted	Weighted Average
		Average	Remaining	Aggregate Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
Outstanding, at June 24, 2010	327,690	$12.08
Activity:
Granted	1,000	14.73
Exercised	(5,250)	6.49
Forfeited	(18,250)	18.32

Outstanding, at December 23, 2010	305,190	$11.82	4.33	$859

Exercisable, at December 23, 2010	280,815	$12.06	4.08	$756

The weighted average grant date fair value of stock options granted during the first twenty-six weeks of fiscal 2011 was $6.71. The weighted average grant date fair value of stock options granted during the first twenty-six weeks of fiscal 2010 was $8.30. The total intrinsic value of options exercised was $10 and $77 for the first twenty-six weeks of fiscal 2011 and first twenty-six weeks of fiscal 2010, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	December 23,	December 24,
	2010	2009
Weighted average expected stock-price volatility	43.60%	53.27%
Average risk-free rate	2.24%	3.04%
Average dividend yield	0.00%	0.00%
Weighted average expected option life (in years)	6.25	6.25
Forfeiture percentage	5.00%	5.00%

The following is a summary of non-vested stock options for the first twenty-six weeks of fiscal 2011:

		Weighted
		Average Grant
Options	Shares	Date Fair Value
Non-vested at June 24, 2010	57,125	$4.83
Activity:
Granted	1,000	6.71
Vested	(33,750)	4.86
Forfeited	—	—

Non-vested, at December 23, 2010	24,375	$4.87

The following is a summary of restricted stock unit activity for the first twenty-six weeks of fiscal 2011:

		Weighted
		Average Grant
Restricted Stock Units	Shares	Date Fair Value
Outstanding at June 24, 2010	107,500	$10.53
Activity:
Granted	82,500	12.33
Exercised	(2,666)	9.13
Forfeited	(2,834)	11.54

Non-vested, at December 23, 2010	184,500	$11.34

Compensation expense attributable to stock-based compensation during the first twenty-six weeks of fiscal 2011 and fiscal 2010 was $330 and $177, respectively. As of December 23, 2010, there was $1,491 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 0.91 years.
The 10,000 SARs granted during the first quarter of fiscal 2011 are being accounted for as a liability award whereby the fair value is measured at the end of each reporting period. We are using the Black-Scholes option-pricing model to determine the fair value of the SARs. We recognized $19 of expense during the first twenty-six weeks of fiscal 2011. The fair value of the SARs was determined using the following assumptions:

December 23,
2010
Weighted average expected stock-price volatility	49.17%
Average risk-free rate	3.26%
Average dividend yield	0.00%
Weighted average expected remaining life (in years)	9.50
Forfeiture percentage	0.00%
Virtually all of our salaried employees participate in our Sanfilippo Value Added Plan (“SVA Plan”) which is a non-equity incentive plan (an economic value added based program). We accrue expense related to the SVA Plan in the annual period that the economic performance underlying such performance occurs. This method of expense recognition properly matches the expense associated with improved economic performance with the period the improved performance occurs on a systematic and rational basis. The amount accrued includes amounts that will be paid currently based upon our economic performance as measured under the SVA Plan and, if such results exceed the SVA Plan performance targets, amounts that may be payable in future periods, as calculated pursuant to the terms of the SVA Plan. The amounts that may be payable in future periods can be reduced or forfeited if our economic performance as measured under the SVA Plan is below the SVA Plan performance targets. We currently estimate that $1,800 will be forfeited during fiscal 2011 and recorded this adjustment during the second quarter of fiscal 2011.
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

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 23,	December 24,	December 23,	December 24,
	2010	2009	2010	2009
Service cost	$54	$36	$108	$72
Interest cost	144	146	288	292
Amortization of prior service cost	240	239	479	478
Amortization of gain	(54)	(83)	(108)	(166)

Net periodic benefit cost	$384	$338	$767	$676

Note 10 — Distribution Channel and Product Type Sales Mix
We operate in a single reportable segment through which we sell various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 23,	December 24,	December 23,	December 24,
Distribution Channel	2010	2009	2010	2009
Consumer	$151,808	$117,313	$237,750	$191,608
Industrial	23,803	20,634	45,633	38,017
Food Service	18,823	14,618	36,503	29,286
Contract Packaging	19,154	14,850	33,676	28,568
Export	10,012	12,655	16,826	19,403

Total	$223,600	$180,070	$370,388	$306,882

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 23,	December 24,	December 23,	December 24,
Product Type	2010	2009	2010	2009
Peanuts	12.9%	16.9%	14.9%	19.0%
Pecans	24.7	24.0	21.6	21.2
Cashews & Mixed Nuts	20.6	22.3	20.0	22.2
Walnuts	12.1	12.2	12.7	11.8
Almonds	12.5	10.5	12.8	10.6
Other	17.2	14.1	18.0	15.2

Total	100.0%	100.0%	100.0%	100.0%

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

Note 12 — Commitments and Contingent Liabilities
We are currently a party to various legal proceedings in the ordinary course of business, including the proceeding noted below. While management presently believes that the ultimate outcomes of these proceedings, individually and in the aggregate, will not materially affect our Company’s financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur. Unfavorable outcomes could include substantial money damages in excess of any appropriate accruals which management has established. Were such unfavorable final outcomes to occur, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows.
Cardenas et. al. v John B. Sanfilippo & Son, Inc.
In fiscal 2010, a group of former and current hourly employees filed a class action labor lawsuit against us in the Northern District of Illinois, whereby they claimed that they were not properly paid and/or being paid for all preliminary and postliminary hours worked for donning and doffing work attire in violation of the Illinois Minimum Wage Law (“IMWL”) and the Fair Labor Standards Act (“FLSA”). The plaintiffs claimed damages under the IMWL in an amount equal to all unpaid back pay alleged to be owed to the plaintiffs, prejudgment interest on the back pay, punitive damages, attorneys’ fees and costs, and an injunction precluding the Company from violating the IMWL. The plaintiffs additionally claimed damages under the FLSA in an amount equal to all back pay alleged to be owed to the plaintiffs, prejudgment interest on the back pay, liquidated damages equal to the amount of unpaid back wages, and attorneys’ fees and costs.
In the second quarter of fiscal 2011, the plaintiffs filed a second amended complaint in which they allege that the Company maintained and maintains a practice regarding the rounding of employees’ time entries which violates the IMWL and the FLSA.
We dispute all claims, and intend to defend the lawsuit vigorously. The parties have, however, entered into preliminary discussions in an effort to possibly resolve the claims.
At this early stage in the proceedings and discussions, we do not have a reasonable estimate of the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could have a material adverse effect on our financial position, results of operations and cash flows and could be in excess of the accrual which management has established.
Note 13 — Product Recall
On March 19, 2010, we announced a voluntary recall of certain bulk and packaged snack mix and cashew items containing black pepper as a precautionary measure because the product may be contaminated with salmonella. Our recall was a follow-up to the voluntary recall of black pepper announced by Mincing Overseas Spice Company, a supplier to us through a distributor, on March 5, 2010. As of December 23, 2010 and June 24, 2010, our accrued liability for estimated product recall costs related to black pepper was $180.
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
Our total net costs associated with the pistachio recall, which were all recorded in fiscal 2009, were approximately $2,400. We settled with Setton during the second quarter of fiscal 2011, receiving $1,100 in cash (recorded as a reduction in administrative expenses) and up to $700 in future consideration, contingent upon purchases. As of December 23, 2010, June 24, 2010, and December 24, 2009, our accrued liability for estimated product recall costs related to pistachios was $346, $346 and $350, respectively.
Note 14 — Fair Value of Financial Instruments
The fair value of our fixed rate debt as of December 23, 2010, including current maturities, was estimated to approximate the carrying value of $29,800. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances for similar terms.
The fair value of the contingent consideration to be paid under terms of the OVH purchase agreement was determined using probability factors for specific earn-out measurements discounted by our incremental short-term borrowing rate. Due to the relatively short timeframe of the earn-out period (through calendar year 2011), the sensitivity of the determination of the fair value of the contingent consideration is almost entirely dependent upon the probability factors. Under the fair value measurement and disclosure provisions of ASC 820 for Level 3 inputs, we are required to re-measure the fair value of the contingent consideration on a quarterly basis and disclose the effect of the measurements on earnings for each quarterly period. See Note 3 for the effect of the remeasurement as of the end of the second quarter of fiscal 2011.
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
As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2011 are to the fiscal year ending June 30, 2011 and will consist of fifty-three weeks (the fourth quarter consisting of fourteen weeks). References herein to fiscal 2010 are to the fiscal year ended June 24, 2010. References herein to the second quarter of fiscal 2011 are to the quarter ended December 23, 2010. References herein to the second quarter of fiscal 2010 are to the quarter ended December 24, 2009. References herein to the first twenty-six weeks of fiscal 2011 are to the twenty-six weeks ended December 23, 2010. References herein to the first twenty-six weeks of fiscal 2010 are to the twenty-six weeks ended December 24, 2009. The following discussion and analyses should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.
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
We developed a five-year strategic plan (the “Strategic Plan”) during fiscal 2009 to help us achieve long-term profitable growth. Our long-term goals include (i) attaining recognition by global retailers, food service providers and consumers as a world class nut partner, (ii) attaining recognition as a high quality, well-run food business that utilizes our vast industry knowledge and innovation to achieve high growth and profitability, (iii) meeting the demands of nut consumers throughout the world, (iv) profitably increasing our market share in private brands by using innovation valued by our customers, (v) substantially increasing our presence in the food service distribution channel, (vi) providing the best total solution to retailers by increasing our presence beyond the traditional nut aisles of stores, (vii) utilizing our Fisher name recognition as a foundation for targeted sustained growth via value-added snack and baking products, and (viii) utilizing acquisitions, joint ventures and/or strategic alliances as they present themselves to grow our business and expand into new target markets. We have executed portions of this strategy during fiscal 2010 and the first twenty-six weeks of fiscal 2011, including a significant increase in private label business at a customer and consummating the acquisition of certain assets of Orchard Valley Harvest, Inc. (“OVH”), which gives us a significant presence in the produce section of supermarkets.
We face a number of challenges in the future. Specific challenges, among others, include: substantial increases in commodity costs, including as a result of increased demand for pecans and walnuts in China, intensified competition, integrating the acquired OVH business into our Gustine, California facility and the Elgin Site and executing our Strategic Plan. We will focus on seeking additional profitable business to utilize the additional production capacity at our facility in Elgin, Illinois that houses our primary manufacturing operations and corporate headquarters (the “Elgin Site”). We have been and expect to continue to be able to devote more funds to promote and advertise our Fisher brand in order to attempt to regain market share that has been lost in recent years. However, this effort may be challenging because, among other things, consumer preferences have shifted towards lower-priced private label products from higher-priced branded products as a result of current economic conditions. In addition, private label products generally provide lower margins than branded products. Also, we will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information.

QUARTERLY HIGHLIGHTS
Our net sales increased to $223.6 million for the second quarter of fiscal 2011 from $180.1 million for the second quarter of fiscal 2010. Approximately 39% of the net sales increase was attributed to OVH products. Price increases implemented in the first and second quarters of the current fiscal year also led to the increase in net sales. A 7.4% increase in sales volume, measured in pounds shipped to customers, also contributed to the increase in net sales. Approximately 84% of the sales volume increase in the quarterly comparison was attributed to OVH products. The increase in sales volume in the second quarter occurred in the consumer, contract packaging and food service distribution channels for almonds, chocolate-coated products, fruit and nut mixes and cashews
For the first twenty-six weeks of fiscal 2011, our net sales increased to $370.4 million from $306.9 million for the first twenty-six weeks of fiscal 2010. Approximately 44% of the net sales increase was attributed to OVH products. Sales volume increased by 6.3%, almost entirely attributable to OVH products. The increase in sales volume in the first twenty-six weeks of fiscal 2011 occurred in the consumer, contract packaging and food service distribution channels for all of our major products except peanut and pecan products. As was the case in the quarterly comparison, price increases implemented in the first and second quarters of the current fiscal year also contributed to the increase in net sales.
Our gross profit margin, as a percentage of net sales, decreased from 18.2% for the second quarter of fiscal 2010 to 12.2% for the second quarter of fiscal 2011. The gross profit margin for the first twenty-six weeks of fiscal 2011, as a percentage of net sales, decreased to 12.9% from 18.4% for the first twenty-six weeks of fiscal 2010. The decrease in the gross profit margins in the quarterly and twenty-six week comparisons was almost entirely attributable to significantly higher acquisition costs for tree nuts, to the extent that they were not offset by price increases implemented during those periods. Increased global demand for tree nuts was the primary driver for the increase in acquisition costs.
Price increases in the consumer channel have been agreed upon and will be effective in the third quarter of the current fiscal year, which we anticipate will help mitigate the negative impact to our gross profit margin resulting from increased commodity costs. However, there can be no assurance that the sales price increases we obtained will be in an amount sufficient to offset our increased commodity costs. If the price increases we obtained are insufficient or cannot be implemented, and we are unable to secure further sales price increases from our customers, it may have a material adverse effect on our financial position, results of operations and cash flows.
Total operating expenses for second quarter of fiscal 2011 were favorably impacted by a $1.1 million insurance settlement related to the fiscal 2009 pistachio recall and a $1.5 million for the estimated forfeiture of amounts previously accrued for incentive compensation due to current year performance. These favorable items were offset in part by an increase in the OVH earn-out liability of $0.8 million and an increase in the accrual for a pending legal matter of $0.9 million. For the first twenty-six weeks of fiscal 2011, total operating expenses include $1.5 million for the OVH earn-out liability and $1.1 million for the accrual for a pending legal matter. The expenses related to the OVH earn-out liability reflect changes in the estimated amounts to be paid as additional consideration to the acquisition price if OVH sales exceed certain targets.
We successfully converted the OVH business operation to our corporate information systems during the first quarter of fiscal 2011. We continue to integrate all OVH activities with the rest of our business to achieve the greatest efficiencies possible. We are currently relocating all OVH processing from its original Modesto, California location to our locations in Gustine, California and Elgin, Illinois. No material impact is anticipated from this consolidation.

RESULTS OF OPERATIONS
Net Sales
The following table shows a comparison of sales by distribution channel (dollars in thousands):

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 23,	December 24,	December 23,	December 24,
Distribution Channel	2010	2009	2010	2009
Consumer	$151,808	$117,313	$237,750	$191,608
Industrial	23,803	20,634	45,633	38,017
Food Service	18,823	14,618	36,503	29,286
Contract Packaging	19,154	14,850	33,676	28,568
Export	10,012	12,655	16,826	19,403

Total	$223,600	$180,070	$370,388	$306,882

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 23,	December 24,	December 23,	December 24,
Product Type	2010	2009	2010	2009
Peanuts	12.9%	16.9%	14.9%	19.0%
Pecans	24.7	24.0	21.6	21.2
Cashews & Mixed Nuts	20.6	22.3	20.0	22.2
Walnuts	12.1	12.2	12.7	11.8
Almonds	12.5	10.5	12.8	10.6
Other	17.2	14.1	18.0	15.2

Total	100.0%	100.0%	100.0%	100.0%

Net sales in the consumer distribution channel increased by 29.4% in dollars and 11.8% in volume in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. OVH sales accounted for approximately 90% of the sales volume increase. Private label consumer sales volume increased by 11.9% in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, approximately 75% of which was due to OVH business. Fisher brand sales volume decreased by 2.5% in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Marginal increases in Fisher baking nut business were offset by decreases in Fisher snack nut business.
Net sales in the consumer distribution channel increased by 24.1% in dollars and 8.7% in volume in the first twenty-six weeks of fiscal 2011 compared to the first twenty-six weeks of fiscal 2010. Sales volume would have decreased slightly if OVH sales were excluded. Private label consumer sales volume increased by 6.2% in the first twenty-six weeks of fiscal 2011 compared to the first twenty-six weeks of fiscal 2010 due to OVH business. Fisher brand sales volume decreased by 1.9% in the first twenty-six weeks of fiscal 2011 compared to the first twenty-six weeks of fiscal 2010, primarily due to lower snack nut sales.
Net sales in the industrial distribution channel increased by 15.4% in dollars, but decreased 12.4% in sales volume in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Net sales in the industrial distribution channel increased by 20.0% in dollars, but decreased 5.6% in sales volume in the first twenty-six weeks of fiscal 2011 compared to the first twenty-six weeks of fiscal 2010.The sales volume decrease, for both the quarterly and twenty-six week comparisons, is primarily due to lower pecan and walnut sales mainly from a limited supply of pecans and walnuts available for the industrial distribution channel partially offset by higher almond sales.
Net sales in the food service distribution channel increased by 28.8% in dollars and 9.6% in volume in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Net sales in the food service distribution channel increased by 24.6% in dollars and 11.5% in volume in the first twenty-six weeks of fiscal 2011 compared to the first twenty-six weeks of fiscal 2010. The sales volume increase, for both the quarterly and twenty-six week comparisons, is primarily due to higher peanut butter sales at food service distributors.
Net sales in the contract packaging distribution channel increased by 29.0% in dollars and 27.5% in volume in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Net sales in the contract packaging distribution channel increased by 17.9% in dollars and 15.7% in volume in the first twenty-six weeks of fiscal 2011 compared to the first twenty-six weeks of fiscal 2010. The sales volume increase, for both the quarterly and twenty-six week comparisons, is due to increased business with our major contract packaging customer.
Net sales in the export distribution channel decreased by 20.9% in dollars and 15.0% in volume in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Net sales in the export distribution channel decreased by 13.3% in dollars and 11.1% in volume in the first twenty-six weeks of fiscal 2011 compared to the first twenty-six weeks of fiscal 2010. The decrease in sales volume, for both the quarterly and twenty-six week comparisons, is due primarily to lost business at a major export retail customer.
Gross Profit
Our gross profit margin, as a percentage of net sales, decreased from 18.2% for the second quarter of fiscal 2010 to 12.2% for the second quarter of fiscal 2011. The gross profit margin for the first twenty-six weeks of fiscal 2011, as a percentage of net sales, decreased to 12.9% from 18.4% for the first twenty-six weeks of fiscal 2010. The decrease in the gross profit margins in the quarterly and twenty-six week comparisons was almost entirely attributable to significantly higher acquisition costs for tree nuts, to the extent that they were not offset by price increases implemented during those periods. Increased global demand for tree nuts was the primary driver for the increase in acquisition costs. The decrease in gross profit margins for the twenty-six week comparison is also due to lower gross profit margins on sales of walnuts and pecans because of the need to purchase high cost shelled walnuts and pecans in the spot market during the first quarter of fiscal 2011. The prices for shelled walnuts and pecans during the first quarter of fiscal 2011 were unusually high due to low inventories in the industry. Shelled walnut purchases were made to supply an increase in sales volume with existing customers that in many cases exceeded forecasted volume by a considerable amount. Shelled pecan purchases were made during the first quarter of fiscal 2011 to supply new pecan business that started shipping in the fourth quarter of fiscal 2010 and to supplement a shortfall in inshell pecan purchases from the 2009 crop due to the unprecedented amount of inshell pecans that were exported to China. The purchase of shelled walnuts and shelled pecans described in the preceding two sentences were generally made at prices that exceeded or were almost equal to the price at which we sold the products to our customers, which negatively impacted our gross profit margins. Gross profit margin also declined on sales of cashews because of significantly higher acquisition costs.
Price increases in the consumer channel have been agreed upon and will be effective in the third quarter of the current fiscal year, which we anticipate will help mitigate the negative impact to our gross profit margin resulting from increased commodity costs. However, there can be no assurance that the sales price increases we obtained will be in an amount sufficient to offset our increased commodity costs. If the price increases we obtained are insufficient or cannot be implemented, and we are unable to secure further sales price increases from our customers, it may have a material adverse effect on our financial position, results of operations and cash flows.
Operating Expenses
Selling and administrative expenses for the second quarter of fiscal 2011 decreased to 7.8% of net sales from 9.6% of net sales for the second quarter of fiscal 2010. Selling expenses for the second quarter of fiscal 2011 and second quarter of fiscal 2010 were $11.8 million. Quarterly increases in selling expenses related to freight costs of $0.9 million were offset by a $1.0 million decrease in incentive compensation expense, $0.5 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation due to current year performance. Administrative expenses for the second quarter of fiscal 2011 were $5.6 million, an increase of 0.7% from the second quarter of fiscal 2010. This slight increase is primarily due to (i) a $0.8 million increase in the projected earn-out payments related to the OVH acquisition, (ii) a $0.4 million in amortization related to OVH intangibles, (iii) a $0.9 million increase in litigation accruals, (iv) a $0.4 million write down of machinery and equipment related to the planned disposal of OVH equipment, and (v) a $0.2 million increase in compensation expense. These increases in administrative expenses were offset by (i) a $1.1 million settlement related to the fiscal 2009 pistachio recall and (ii) a $1.9 million reduction in incentive compensation expense, $1.0 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation due to current year performance.
Selling and administrative expenses for the first twenty-six weeks of fiscal 2011 decreased to 9.3% of net sales from 10.3% of net sales for the first twenty-six weeks of fiscal 2010. Selling expenses for the first twenty-six weeks of fiscal 2011 were $22.0 million, an increase of $1.4 million, or 7.0%, over the amount recorded for the first twenty-six weeks of fiscal 2010. Increases in selling expenses related to (i) compensation expense of $0.5 million and (ii) freight costs of $1.5 million, which were partially offset by a $1.5 million decrease in incentive compensation expense, $0.5 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation due to current year performance. Administrative expenses for the first twenty-six weeks of fiscal 2011 were $12.4 million, an increase of $1.4 million, or 13.2% from the first twenty-six weeks of fiscal 2010. This increase is primarily due to (i) a $1.5 million increase in the projected earn-out payments related to the OVH acquisition, (ii) a $1.0 million in amortization related to OVH intangibles, (iii) a $1.1 million increase in litigation accruals, (iv) a $0.4 million write down of machinery and equipment related to the planned disposal of OVH equipment, and (v) a $0.5 million increase in compensation expense. These increases in administrative expenses were offset by (i) a $1.1 million settlement related to the fiscal 2009 pistachio recall and (ii) a $2.8 million reduction in incentive compensation expense, $1.0 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation due to current year performance.
Income from Operations
Due to the factors discussed above, income from operations decreased to $9.9 million, or 4.4% of net sales, for the second quarter of fiscal 2011 from $15.4 million, or 8.5% of net sales, for the second quarter of fiscal 2010. Due to the factors discussed above, income from operations decreased to $13.4 million, or 3.6% of net sales, for the first twenty-six weeks of fiscal 2011 from $25.1 million, or 8.2% of net sales, for the first twenty-six weeks of fiscal 2010.
Interest Expense
Interest expense was $1.6 million for the second quarter of fiscal 2011 compared to $1.3 million for the second quarter of fiscal 2010. Interest expense was $3.1 million for the first twenty-six weeks of fiscal 2011 compared to $2.8 million for the first twenty-six weeks of fiscal 2010. The increase in interest expense in both the quarterly and twenty-six week comparisons resulted from an increase in short term borrowing to finance higher priced raw material purchases.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.2 million for both the second quarter of fiscal 2011 and the second quarter of fiscal 2010. Net rental and miscellaneous expense was $0.5 million for the first twenty-six weeks of fiscal 2011 compared to $0.6 million for the first twenty-six weeks of fiscal 2010. The reduction in net expense was due to a $0.1 million increase in rental income for space at the office building on the Elgin Site.
Income Tax Expense
Income tax expense was $2.9 million, or 35.7% of income before income taxes, for the second quarter of fiscal 2011 compared to $5.0 million, or 36.2% for the second quarter of fiscal 2010. Income tax expense was $3.5 million, or 36.1% of income before income taxes, for the first twenty-six weeks of fiscal 2011 compared to $8.1 million, or 37.3% for the first twenty-six weeks of fiscal 2010.

Net Income
Net income was $5.2 million, or $0.48 per common share (basic and diluted), for the second quarter of fiscal 2011, compared to $8.8 million, or $0.83 per common share (basic) and $0.82 per common share(diluted), for the second quarter of fiscal 2010. Net income was $6.3 million, or $0.59 per common share (basic) and $0.58 per common share (diluted), for the first twenty-six weeks of fiscal 2011, compared to $13.6 million, or $1.28 per common share (basic) and $1.27 per common share(diluted), for the first twenty-six weeks of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan, repay indebtedness and pay contingent earn-out liabilities. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility (as defined below). We continue to actively manage our working capital as a result of the current economic situation. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. The increase in our available credit under our Credit Facility due to our improved financial performance in fiscal 2009 and fiscal 2010 allowed us to consummate the OVH acquisition, devote more funds to promote our products, especially our Fisher brand, and explore other growth strategies outlined in our Strategic Plan, including further acquisitions. The consummation of any future acquisitions would generally require the approval of our lenders under the Credit Facility. The decrease in our operating results during the first twenty-six weeks of fiscal 2011 was due primarily to increased commodity costs, especially for pecans.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $2.1 million for the first twenty-six weeks of fiscal 2011 compared to $36.1 million for the first twenty-six weeks of fiscal 2010. This decrease is primarily due to an approximately 54% increase in the weighted average purchase cost for tree nuts for the first twenty-six weeks of fiscal 2011 compared to the first twenty-six weeks of fiscal 2010. We anticipate that increased commodity costs will continue to negatively impact our net cash provided by operating activities throughout the remainder of fiscal 2011.
We repaid $2.1 million of long-term debt during the first twenty-six weeks of fiscal 2011, $1.5 million of which was related to the Mortgage Facility. The net increase in our Credit Facility was $1.8 million during the first twenty-six weeks of fiscal 2011 compared to a net decrease of $28.3 million during the first twenty-six weeks of fiscal 2010. This increase in short-term borrowings was primarily due to the significant increase in our weighted average purchase cost for tree nuts.
Total inventories were $160.8 million at December 23, 2010, an increase of $46.4 million, or 40.6%, from the inventory balance at June 24, 2010, and an increase of $39.1 million, or 32.1%, from the inventory balance at December 24, 2009. The increase from June 24, 2010 to December 23, 2010 is primarily due to significantly higher commodity costs and by higher quantities on hand due to the timing of crop receipts. The 32.1% increase from December 24, 2009 to December 23, 2010 occurred despite a 5.1% reduction in pounds in inventory again due to significantly higher commodity costs. The reduction in pounds occurred despite the inclusion of OVH inventory as of December 23, 2010.
Net accounts receivable were $46.0 million at December 23, 2010, an increase of $6.1 million, or 15.2%, from the balance at June 24, 2010, and an increase of $8.8 million, or 23.7%, from the balance at December 24, 2009. The increase in net accounts receivable from June 24, 2010 to December 23, 2010 is due primarily to higher sales in the month of December 2010 compared to June 2010 due to the seasonality in our business and higher average selling prices. The increase in net accounts receivable from December 24, 2009 to December 23, 2010 is due to higher sales in December 2010 compared to December 2009, which was largely due to OVH sales and higher average selling prices. Accounts receivable allowances were $5.6 million, $2.1 million and $3.7 million at December 23, 2010, June 24, 2010 and December 24, 2009, respectively. The increase in accounts receivable allowances at December 23, 2010 compared to June 24, 2010 and December 24, 2009 basically corresponds to the higher monthly sales in December 2010 compared to June 2010 and December 2009. Also, we experienced higher sales deduction activity during the month of December 2010 compared to June 2010 and December 2009.
Current economic conditions may continue to adversely impact demand for consumer products. These conditions could, among other things, have a material adverse effect on the cash received from our operations. See Part II, Item 1A — “Risk Factors” of this report for additional information.
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
On March 28, 2006, our wholly-owned subsidiary, JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). We subsequently entered into a sales contract with a potential buyer of the Old Elgin Site. The sales contract was terminated as the potential buyer was unable to secure financing. While the Old Elgin Site is available for sale and we are currently actively searching for new potential buyers, we cannot ensure that a sale will occur in the next twelve months. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. Our total costs under the Development Agreement were $6.8 million as of December 23, 2010, June 24, 2010 and December 24, 2009, (i) $5.6 million of which is recorded as a component of “Property, Plant and Equipment”, and (ii) $1.2 million of which is recorded as “Rental Investment Property”. We have reviewed the assets under the Development Agreement that are available for sale for potential impairment and concluded that the current fair value is not less than the carrying value.
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
The Credit Facility, as amended, matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the Borrowing Base Calculation, ranging from 0.00% to 0.50% or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.50% to 3.00%. The face amount of undrawn letters of credit accrues interest at a rate of 2.00% to 2.50%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment decreases by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of December 23, 2010, the weighted average interest rate for the Credit Facility was 2.94%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the

Credit Facility, a change in control in the ownership of our Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 23, 2010, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of December 23, 2010, we had $66.2 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.
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
The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. As mentioned above, such interest rate may be reset by the Mortgage Lender on the Tranche A Reset Date. Monthly principal payments in the amount of $0.2 million commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest, as reset on March 1, 2010, at a floating rate of the greater of (i) one month LIBOR plus 5.50% per annum or (ii) 6.50%, payable monthly (the “Floating Rate”). The margin on such Floating Rate may be reset by the Mortgage Lender on each Tranche B Reset Date; provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on or after March 1, 2016. Monthly principal payments in the amount of $0.1 million commenced on June 1, 2008. We do not currently anticipate that any change in the Floating Rate or the underlying index will have a material adverse effect upon our business, financial condition or results of operations.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 23, 2010, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $27.4 million has been classified as long-term debt as of December 23, 2010. This $27.4 million represents scheduled principal payments due under Tranche A beyond twelve months of December 23, 2010.
As of December 23, 2010, we had $4.3 million in aggregate principal amount of industrial development bonds (the “bonds”) outstanding, which was originally used to finance the acquisition, construction and equipping of our Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his, her or its bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.5 million in fiscal 2011 to $0.8 million in fiscal 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any. Since the bonds may be payable at the interest reset date of June 1, 2011, the entire aggregate balance of $4.3 million is classified as a current liability as of December 23, 2010.

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the Selma Properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and therefore the financing obligation is being accounted for similarly to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 23, 2010, $13.3 million of the debt obligation was outstanding.
Capital Expenditures
We spent $3.1 million on capital expenditures during the first twenty-six weeks of fiscal 2011 compared to $4.6 million during the first twenty-six weeks of fiscal 2010. We expect total capital expenditures for equipment upgrades, facility maintenance and food safety enhancements for fiscal 2011 to be under $10.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet cash requirements for capital expenditures.
FORWARD LOOKING STATEMENTS
The statements contained in this filing that are not historical (including statements concerning our Company’s expectations regarding market risk) are “forward looking statements.” These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes”, and “expects” and are based on our current expectations or beliefs concerning future events and involve risks and uncertainties. Our Company cautions that such statements are qualified by important factors, including the factors referred to in Part II, Item 1A — “Risk Factors”, and other factors that are beyond our Company’s control. Consequently, our actual results could differ materially. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, including a decline in sales to one or more key customers; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where we are financially responsible for such losses; (v) our ability to lessen the negative impact of competitive and pricing pressures; (vi) losses associated with product recalls or the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (vii) our ability to retain key personnel; (viii) the effect of the group that owns the majority of our voting securities (which may make a takeover or change in control more difficult), including the effect of the agreements pursuant to which such group has pledged a substantial amount of our Company’s securities that it owns; (ix) the potential negative impact of government regulations, including the Public Health Security and Bioterrorism Preparedness and Response Act and laws and regulations pertaining to food safety; (x) our ability to do business in emerging markets; (xi) uncertainty in economic conditions, including the potential for another economic downturn; (xii) our ability to obtain additional capital, if needed; (xiii) the risk that expected synergies, operational efficiencies and cost savings from the OVH acquisition may not be fully realized or realized within the expected timeframe and the risk that unexpected liabilities may arise from the OVH acquisition; (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control; and (xv) the adverse effect of increased employment-related claims against us, which have become more prevalent in the current economic environment, including potential unfavorable outcomes exceeding amounts accrued.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I — Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2010.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 23, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 23, 2010, the Company’s disclosure controls and procedures were effective.
In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 23, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “Note 12—Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 24, 2010. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 24, 2010 during the first twenty-six weeks of fiscal 2011 other than the following:
Litigation could adversely affect us by increasing our expenses or subjecting us to significant money damages and other remedies.
We are currently involved in employment and labor-related litigation, and may become the subject of additional litigation in the future, as these types of lawsuits, including the lawsuit to which we are currently a party, have become more prevalent in the current economic environment. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits is difficult to accurately estimate. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment or settlement for significant monetary damages could adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results.
Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 25, 2011.

JOHN B. SANFILIPPO & SON, INC.
By:	/s/ Michael J. Valentine
Michael J. Valentine
Chief Financial Officer and Group President

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987, dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.4	The Registrant’s 1998 Equity Incentive Plan(4)

10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

10.12	The Registrant’s Restated Supplemental Retirement Plan (10)

10.13	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

10.14	Amended and Restated Sanfilippo Value Added Plan, dated April 29, 2010(19)

10.15	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

10.16	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.17	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

Exhibit
Number	Description

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.22	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.23	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

10.24	First Amendment to the Registrant’s 2008 Equity Incentive Plan(14)

10.25	The Registrant’s 2008 Equity Incentive Plan, as amended(14)

10.26	The Registrant’s Employee Restricted Stock Unit Award Agreement(15)

10.27	The Registrant’s Non-Employee Director Restricted Stock Unit Award Agreement(15)

10.28	Form of Indemnification Agreement(16)

*10.29	First Amendment to Credit Agreement dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(17)

10.30	Purchase Agreement by and between the Company and Orchard Valley Harvest, Inc. dated May 5, 2010, and signed by Stephen J. Kerr, John Potter and Matthew I. Freidrich, solely as the Trustee of the Payton Potter 2007 Irrevocable Trust(18)

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-100	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 10, 2009 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 29, 2009 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 8, 2010 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2010 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 24, 2010 (Commission File No. 0-19681).

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.