Form 10-Q
period 2011-03-24
SANFILIPPO JOHN B & SON INC
filed 2011-04-28
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2011

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 28, 2011, 8,064,680 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 24, 2011
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 24,	March 25,	March 24,	March 25,
	2011	2010	2011	2010
Net sales	$137,442	$113,194	$507,830	$420,076
Cost of sales	127,456	99,641	450,067	349,913

Gross profit	9,986	13,553	57,763	70,163

Operating expenses:
Selling expenses	10,985	8,629	32,972	29,176
Administrative expenses	6,602	6,324	19,019	17,295

Total operating expenses	17,587	14,953	51,991	46,471

(Loss) income from operations	(7,601)	(1,400)	5,772	23,692

Other expense:
Interest expense ($263, $268, $793 and $808 to related parties)	(1,657)	(1,366)	(4,747)	(4,152)
Rental and miscellaneous expense, net	(277)	(285)	(784)	(926)

Total other expense, net	(1,934)	(1,651)	(5,531)	(5,078)

(Loss) income before income taxes	(9,535)	(3,051)	241	18,614
Income tax (benefit) expense	(3,910)	(1,151)	(385)	6,928

Net (loss) income	$(5,625)	$(1,900)	$626	$11,686
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	120	101	361	305

Net comprehensive (loss) income	$(5,505)	$(1,799)	$987	$11,991

Basic (loss) earnings per common share	$(0.53)	$(0.18)	$0.06	$1.10

Diluted (loss) earnings per common share	$(0.53)	$(0.18)	$0.06	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 24,	June 24,	March 25,
	2011	2010	2010
ASSETS
CURRENT ASSETS:
Cash	$798	$1,437	$754
Accounts receivable (less allowances of $4,085, $2,071 and $3,078)	39,925	39,894	35,088
Inventories	158,048	114,360	124,574
Income taxes receivable	1,494	104	—
Deferred income taxes	4,572	4,486	4,905
Prepaid expenses and other current assets	3,464	4,499	4,020

TOTAL CURRENT ASSETS	208,301	164,780	169,341

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463	9,463
Buildings	101,888	101,421	101,135
Machinery and equipment	157,817	155,796	150,378
Furniture and leasehold improvements	4,076	3,969	3,893
Vehicles	505	632	603
Construction in progress	647	2,033	1,530

	274,396	273,314	267,002
Less: Accumulated depreciation	148,831	140,353	136,345

	125,565	132,961	130,657
Rental investment property (less accumulated depreciation of $5,133, $4,458 and $4,234)	30,567	31,242	31,466

TOTAL PROPERTY, PLANT AND EQUIPMENT	156,132	164,203	162,123

Cash surrender value of officers’ life insurance and other assets	7,168	7,723	7,917
Goodwill	5,662	5,454	—
Intangible assets	14,432	16,121	249

TOTAL ASSETS	$391,695	$358,281	$339,630

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 24,	June 24,	March 25,
	2011	2010	2010
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$72,850	$40,437	$24,368
Current maturities of long-term debt( including related party debt of $269, $253 and $248)	14,835	15,549	11,297
Accounts payable( including related party payables of $24, $301 and $184)	35,307	29,625	30,326
Book overdraft	7,771	2,061	6,284
Accrued payroll and related benefits	6,419	10,613	11,496
Accrued workers’ compensation	4,993	5,254	5,542
Other accrued expenses	12,313	12,092	8,486
Income taxes payable	—	—	1,817

TOTAL CURRENT LIABILITIES	154,488	115,631	99,616

LONG-TERM LIABILITIES:
Long-term debt, less current maturities (including related party debt of $12,953, $13,156 and $13,222)	40,141	42,680	46,917
Retirement plan	10,055	9,951	8,150
Deferred income taxes	4,370	4,569	5,694
Other	1,149	5,556	1,261

TOTAL LONG-TERM LIABILITIES	55,715	62,756	62,022

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,182,580, 8,166,849 and 8,166,849 shares issued	82	82	82
Capital in excess of par value	102,398	101,787	101,620
Retained earnings	83,228	82,602	79,863
Accumulated other comprehensive loss	(3,038)	(3,399)	(2,395)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	181,492	179,894	177,992

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$391,695	$358,281	$339,630

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Thirty-nine Weeks Ended
	March 24, 2011	March 25, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$626	$11,686
Depreciation and amortization	12,776	11,708
Loss (gain) on disposition of properties	774	(80)
Deferred income tax (benefit) expense	(285)	1,263
Stock-based compensation expense	524	324
Change in current assets and current liabilities:
Accounts receivable, net	(127)	(3,820)
Inventories	(43,685)	(18,285)
Prepaid expenses and other current assets	1,035	1,256
Accounts payable	5,682	6,847
Accrued expenses	(4,234)	4,503
Income taxes payable/receivable	(1,390)	1,768
Change in other long-term liabilities	(4,407)	(91)
Other, net	1,302	(425)

Net cash (used in) provided by operating activities	(31,409)	16,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,846)	(6,098)
Proceeds from disposition of properties	169	141
Final payment related to purchase of assets of Orchard Valley Harvest, Inc.	(115)	—
Cash surrender value of officers’ life insurance	(127)	(134)

Net cash used in investing activities	(3,919)	(6,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	217,758	154,768
Repayments of revolving credit borrowings	(185,345)	(163,632)
Principal payments on long-term debt	(3,520)	(2,638)
Increase in book overdraft	5,710	652
Issuance of Common Stock under option plans	81	157
Tax benefit of stock options exercised	5	21

Net cash provided by (used in) financing activities	34,689	(10,672)

NET DECREASE IN CASH	(639)	(109)
Cash, beginning of period	1,437	863

Cash, end of period	$798	$754

Supplemental disclosures of cash flow information:
Capital lease obligations incurred	267	146
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except where noted and per share data)
Note 1 — Basis of Presentation
As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). References herein to fiscal 2011 are to the fiscal year ending June 30, 2011 and will consist of fifty-three weeks (the fourth quarter consisting of fourteen weeks). References herein to fiscal 2010 are to the fiscal year ended June 24, 2010. References herein to the third quarter of fiscal 2011 are to the quarter ended March 24, 2011. References herein to the third quarter of fiscal 2010 are to the quarter ended March 25, 2010. References herein to the first thirty-nine weeks of fiscal 2011 are to the thirty-nine weeks ended March 24, 2011. References herein to the first thirty-nine weeks of fiscal 2010 are to the thirty-nine weeks ended March 25, 2010.
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
Certain amounts were reclassified from “Accounts receivable” to “Prepaid expenses and other current assets” as of June 24, 2010 and March 25, 2010. Amounts of $2,180 and $3,492 were reclassified as of June 24, 2010 and March 25, 2010, respectively.
Note 2 — Inventories
Inventories are stated at the lower of cost (first in, first out) or market. Raw materials and supplies include costs of nut products. Work-in-process and finished goods include labor and manufacturing overhead costs. Inventories consist of the following:

	March 24,	June 24,	March 25,
	2011	2010	2010
Raw material and supplies	$96,382	$54,990	$76,297
Work-in-process and finished goods	61,666	59,370	48,277

Inventories	$158,048	$114,360	$124,574

Note 3 — Acquisition of Orchard Valley Harvest, Inc.
On May 21, 2010, we acquired certain assets and assumed certain liabilities (the “Acquisition”) of Orchard Valley Harvest, Inc. (“OVH”) for a purchase price of $32,887, $115 of which was paid as part of a final working capital review that was performed during the first quarter of fiscal 2011. The purchase price may be increased up to a total of $10,079 ($5,079 of which has already been earned), contingent upon performance of the acquired business for the 2011 calendar year. The Acquisition has been accounted for as a business combination in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations. As a result of the Acquisition, we expect to (i) expand our portfolio and market presence into the store perimeter beyond the traditional nut aisles, (ii) establish a platform to build a truly national produce nut program, and (iii) broaden our product breadth and production capabilities.
The initial OVH purchase price of $32,772 was initially allocated to the fair values of certain assets acquired and certain liabilities assumed and reported on our Annual Report on Form 10-K for the fiscal year ended June 24, 2010. We finalized the allocation of the purchase price of $32,887 (which includes the $115 paid in the first quarter of fiscal 2011 as part of the final working capital review) during the first quarter of fiscal 2011 as follows:

Purchase Price Measurement	Amount
Accounts receivable	$5,049
Inventories	10,648
Other assets	2,130
Property, plant and equipment	3,408
Intangible assets, including customer relationships, non-compete agreement and brand names (See Note 4 below)	16,170
Goodwill	5,662
Accounts payable and accrued liabilities	(2,911)
Debt	(1,432)
Earn-out liability	(5,837)

Total	$32,887

Goodwill, which is tax deductible, arises from intangible assets that do not qualify for separate recognition and expected synergies from combining operations of OVH and our Company. There were no material contingencies recognized or unrecognized associated with the Acquisition, other than the earn-out contingency discussed below.
Under terms of the Purchase Agreement by and between us and OVH dated May 5, 2010 (the “Purchase Agreement”), future consideration from $0 up to $10,079 may be paid, which is in addition to the $32,887 cash purchase price paid. The following table summarizes the potential earn-outs to be paid under terms of the Purchase Agreement. Net retail sales include packaged sales to the consumer distribution channel. Net sales are comprised of net retail sales plus bulk sales of products.

Earn-out
Earn-out Measurement	Payment
Calendar 2010 net retail sales greater than $25,500	$79
Calendar 2010 net sales greater than $41,500 and calendar 2010 net retail sales greater than $36,500	5,000
Calendar 2011 net retail sales greater than $43,000	2,500
Calendar 2010 and calendar 2011 net retail sales greater than $105,000	2,500

Total	$10,079

The earn-out liability recorded as of June 24, 2010 represented the fair value of the expected future payments, which was estimated by applying the income approach. The fair value is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Key assumptions included a discount rate of 3.25% and a probability adjusted level of future sales performance levels for each periodic performance benchmark that triggers an amount payable under the Purchase Agreement. Due to the relatively short timeframe for the earn-out payments, the potential variance of the above amounts is almost entirely dependent on such probability factors. We adjusted the probability factors at the end of the first and second quarters of fiscal 2011 based upon (i) strong net sales that exceeded previous estimates and (ii) forecasted futures sales of OVH products, and recorded $830 and $1,450, respectively, of administrative expenses for the second quarter and first twenty-six weeks of fiscal 2011. No adjustment was recorded for the third quarter of fiscal 2011. The two earn-out measurements based upon calendar 2010 net sales and net retail sales were both achieved. Consequently, $5,079 of the potential earn-out payment was earned. Under terms of the Purchase Agreement, we paid $4,135 of this amount during the third quarter of fiscal 2011 and the remaining $944 is expected to be paid in November 2011. One of the two calendar 2011earn-out measurements was amended during the third quarter of fiscal 2011 to remove the requirement that total net sales must be greater than $49,000 to achieve a certain earn-out payment.
With respect to the earn-out liability, we have established (i) a current liability of $3,152 as of March 24, 2011 related to (i) the $944 remaining earn-out payment we will be required to make related to calendar year 2010, and (ii) $2,208 related to the anticipated earn-out payment we will be required to make related to calendar year 2011. As of June 24, 2010, the total recorded earn-out liability was $5,837, $4,411 of which was classified as a current liability and $1,426 of which was classified as a long-term liability. The expected fair value of the earn-out liability will be re-measured on a quarterly basis through the quarter ending December 29, 2011. Any quarterly change in the expected fair value will require an adjustment to the contingent consideration with the corresponding charge or credit to income from operations for that quarter.

Note 4 — Goodwill and Intangible Assets
Our recorded goodwill of $5,662 and $5,454 as of March 24, 2011 and June 24, 2010 relates wholly to the Acquisition which was completed during the fourth quarter of fiscal 2010. The $208 increase from June 24, 2010 to March 24, 2011 relates to final working capital adjustments made during the first quarter of fiscal 2011.
Intangible assets subject to amortization consist of the following:

	March 24,	June 24,	March 25,
	2011	2010	2010
Customer relationships	$10,600	$10,600	$—
Non-compete agreement	5,400	5,400	—
Brand names	8,090	8,090	7,920

Total intangible assets, gross	24,090	24,090	7,920

Less accumulated amortization:
Customer relationships	(1,281)	(146)	—
Non-compete agreement	(428)	(43)	—
Brand names	(7,949)	(7,780)	(7,671)

Total accumulated amortization	(9,658)	(7,969)	(7,671)

Net intangible assets	$14,432	$16,121	$249

Customer relationships and the non-compete agreement relate wholly to the Acquisition. Customer relationships are being amortized on a straight line basis over seven years. The non-compete agreement is being amortized based upon the expected pattern of cash flow annual benefit over a five year period. The brand names consist primarily of the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name became fully amortized in fiscal 2011. The remainder of the brand names relates to the Acquisition and is being amortized on a straight line basis over five years.
We review goodwill and intangible assets during the fourth quarter of our fiscal year or whenever a triggering event occurs. No such event has occurred during the first thirty-nine weeks of fiscal 2011.
Note 5 — Primary Financing Facilities
On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility (as amended, the “Credit Facility”). As of March 24, 2011, we were in compliance with all covenants under the Credit Facility. As of March 24, 2011, we had $44,650 of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.
Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). As of March 24, 2011, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $26,800 under Tranche A has been classified as long-term debt as of March 24, 2011. All amounts outstanding under Tranche B are classified as short-term debt as of March 24, 2011, since the Mortgage Lender has the option to use any proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.
Note 6 — Income Taxes
We recorded approximately $470 of discrete tax benefits during the third quarter of fiscal 2011. Consequently, we recognized a $385 income tax benefit for the thirty-nine weeks ended March 24, 2011 despite reporting income before income taxes of $241. The discrete tax items relate to the following: (i) $78 of net tax benefit primarily related to favorable adjustments for research and development and other state credits than was previously estimated in our prior year tax provision, offset by other unfavorable provision adjustments; (ii) $180 of tax benefit related to release of state valuation allowance due to change in state law and our expected utilization of state investment tax credits; (iii) $74 of tax benefit due to favorable resolution of state tax audit; and (iv) $138 of state tax benefit related to out of period adjustment for excess state tax over book depreciation available in future periods.

At the beginning of fiscal year 2011, we had approximately $700 of state (net of the federal effect) net operating loss (“NOL”) carryforwards for income tax purposes. The state NOL carryforwards relate to losses generated during the fiscal years ended June 26, 2008, June 28, 2007 and June 29, 2006, and generally have a carryforward period of approximately twelve years before expiration. We believe that the state NOL carryforwards will be fully utilized before each respective expiration.
As of March 24, 2011, unrecognized tax benefits and accrued interest and penalties were not material. We recognize interest and penalties accrued related to unrecognized tax benefits in the “Income tax (benefit) expense” caption in the Consolidated Statement of Operations. We file income tax returns with federal and state tax authorities within the United States of America. The Internal Revenue Service audited our tax return for fiscal 2004, and there was no material impact to our Company. The Illinois Department of Revenue has completed auditing our tax returns through fiscal 2007, and there was no material impact to our Company. No other tax jurisdictions are material to us.
As of March 24, 2011 and since June 24, 2010, there have been no material changes to the amount of unrecognized tax benefits. We do not anticipate that total unrecognized tax benefits will significantly change in the future.
Note 7 — Earnings Per Common Share
Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average number of shares outstanding used in computing earnings per share:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 24,	March 25,	March 24,	March 25,
	2011	2010	2011	2010
Weighted average shares outstanding — basic	10,676,192	10,642,304	10,667,786	10,633,655
Effect of dilutive securities:
Stock options and restricted stock units	—	—	98,274	80,731

Weighted average shares outstanding — diluted	10,676,192	10,642,304	10,766,060	10,714,386

167,500 restricted stock units and 287,875 stock options with a weighted average exercise price of $11.99 were excluded from the computation of diluted earnings per share for the quarter ended March 24, 2011 due to the net loss for that period. Similarly, 107,500 restricted stock units and 326,690 stock options with a weighted average exercise price of $12.07 were excluded from the computation of diluted earnings per share for the quarter ended March 25, 2010 due to the net loss for that period. 112,625 anti-dilutive stock options with a weighted average exercise price of $17.52 were excluded from the computation of diluted earnings per share for the thirty-nine weeks ended March 24, 2011. 132,625 anti-dilutive stock options with a weighted average exercise price of $17.71 were excluded from the computation of diluted earnings per share for the thirty-nine weeks ended March 25, 2010.
Note 8 — Incentive Plans
At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), Common Stock or dividends and dividend equivalents. As of March 24, 2011, 794,834 shares of Common Stock remain authorized for future grants of awards. A maximum of 500,000 of the 1,000,000 shares of Common Stock may be used for grants of Common Stock, restricted stock and restricted stock units. Additionally, awards of options or SARs are limited to 100,000 shares annually to any single individual, and awards of Common Stock, restricted stock or restricted stock units are limited to 50,000 shares annually to any single individual. All restricted stock units granted under the 2008 Equity Incentive Plan have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. We are recognizing expenses over the applicable vesting period based upon the fair market value of our Common Stock at the grant date. The exercise price of stock options was determined as set forth in the 2008 Equity Incentive Plan by the Compensation Committee of our Board of Directors, and must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2008 Equity Incentive Plan, options expire upon termination of employment or directorship, as applicable. The options granted under the 2008 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options. Additionally, 10,000 SARs were granted to a marketing consultant during the first quarter of fiscal 2011. The marketing consultant’s SARs vest over a three year period and have a ten year term.
The 2008 Equity Incentive Plan replaced a stock option plan approved at our annual meeting of stockholders on October 28, 1998 (the “1998 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards could be made. There were 700,000 shares of Common Stock authorized for issuance to certain key employees and “outside directors” (i.e., directors who are not employees of our Company). The exercise price of the options was determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors and was at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship, as applicable. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options issued pursuant to the 1998 Equity Incentive Plan. Through fiscal 2007, all of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Effective fiscal 2008, all option grants are non-qualified awards. The 1998 Equity Incentive Plan terminated on September 1, 2008. However, all outstanding options issued pursuant to the 1998 Equity Incentive Plan will continue to be governed by the terms of the 1998 Equity Incentive Plan.
The following is a summary of stock option activity for the first thirty-nine weeks of fiscal 2011:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term	Intrinsic Value
Outstanding, at June 24, 2010	327,690	$12.08
Activity:
Granted	1,000	14.73
Exercised	(13,065)	6.42
Forfeited	(27,750)	15.79

Outstanding, at March 24, 2011	287,875	$11.99	4.11	$578

Exercisable, at March 24, 2011	265,125	$12.26	3.86	$503

The weighted average grant date fair value of stock options granted during the first thirty-nine weeks of fiscal 2011 was $6.71. The weighted average grant date fair value of stock options granted during the first thirty-nine weeks of fiscal 2010 was $8.30. The total intrinsic value of options exercised was $77 and $100 for the first thirty-nine weeks of fiscal 2011 and first thirty-nine weeks of fiscal 2010, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	March 24,	March 25,
	2011	2010
Weighted average expected stock-price volatility	43.60%	53.27%
Average risk-free rate	2.24%	3.04%
Average dividend yield	0.00%	0.00%
Weighted average expected option life (in years)	6.25	6.25
Forfeiture percentage	5.00%	5.00%

The following is a summary of non-vested stock options for the first thirty-nine weeks of fiscal 2011:

		Weighted
		Average Grant Date
Options	Shares	Fair Value
Non-vested at June 24, 2010	57,125	$4.83
Activity:
Granted	1,000	6.71
Vested	(35,375)	4.89
Forfeited	—	—

Non-vested, at March 24, 2011	22,750	$4.82

The following is a summary of restricted stock unit activity for the first thirty-nine weeks of fiscal 2011:

		Weighted
		Average Grant Date
Restricted Stock Units	Shares	Fair Value
Outstanding at June 24, 2010	107,500	$10.53
Activity:
Granted	85,500	12.30
Exercised	(2,666)	9.13
Forfeited	(2,834)	11.54

Outstanding at March 24, 2011	187,500	$11.34

Compensation expense attributable to stock-based compensation during the first thirty-nine weeks of fiscal 2011 and fiscal 2010 was $524 and $324, respectively. As of March 24, 2011, there was $1,262 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 0.78 years.
The 10,000 SARs granted during the first quarter of fiscal 2011 are being accounted for as a liability award whereby the fair value is measured at the end of each reporting period. We are using the Black-Scholes option-pricing model to determine the fair value of the SARs. We recognized $24 of expense during the first thirty-nine weeks of fiscal 2011. The fair value of the SARs was determined using the following assumptions:

March 24,
2011
Weighted average expected stock-price volatility	49.02%
Average risk-free rate	3.27%
Average dividend yield	0.00%
Weighted average expected remaining life (in years)	9.25
Forfeiture percentage	0.00%
Virtually all of our salaried employees participate in our Sanfilippo Value Added Plan (as amended, the “SVA Plan”) which is a non-equity incentive plan (an economic value added-based program). We accrue expense related to the SVA Plan in the annual period that the economic performance underlying such performance occurs. This method of expense recognition properly matches the expense associated with improved economic performance with the period the improved performance occurs on a systematic and rational basis. The amount accrued includes amounts that will be paid currently based upon our economic performance as measured under the SVA Plan and, if such results exceed the SVA Plan performance targets, amounts that may be payable in future periods, as calculated pursuant to the terms of the SVA Plan. The amounts that may be payable in future periods can be reduced or forfeited if our economic performance as measured under the SVA Plan is below the SVA Plan performance targets. We currently estimate that $2,322 will be forfeited during fiscal 2011 and recorded this adjustment during the first thirty-nine weeks of fiscal 2011, $550 of which was recorded during the third quarter of fiscal 2011.
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

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 24,	March 25,	March 24,	March 25,
	2011	2010	2011	2010
Service cost	$53	$36	$161	$108
Interest cost	145	146	433	438
Amortization of prior service cost	239	239	718	717
Amortization of gain	(54)	(83)	(162)	(249)

Net periodic benefit cost	$383	$338	$1,150	$1,014

Note 10 — Distribution Channel and Product Type Sales Mix
We operate in a single reportable segment through which we sell various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 24,	March 25,	March 24,	March 25,
Distribution Channel	2011	2010	2011	2010
Consumer	$82,775	$62,074	$320,525	$253,682
Industrial	17,934	17,079	63,567	55,096
Food Service	14,716	13,970	51,219	43,256
Contract Packaging	12,240	11,158	45,916	39,726
Export	9,777	8,913	26,603	28,316

Total	$137,442	$113,194	$507,830	$420,076

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 24,	March 25,	March 24,	March 25,
Product Type	2011	2010	2011	2010
Peanuts	17.5%	21.8%	15.6%	19.8%
Pecans	16.0	16.1	20.1	19.8
Cashews & Mixed Nuts	21.8	21.4	20.5	21.7
Walnuts	11.5	12.5	12.4	12.0
Almonds	14.3	12.2	13.2	11.1
Other	18.9	16.0	18.2	15.6

Total	100.0%	100.0%	100.0%	100.0%

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
Cardenas et. al. v John B. Sanfilippo & Son, Inc.
In fiscal 2010, a class action wage and hour lawsuit was filed against us in the Northern District of Illinois under the Illinois Minimum Wage Law (“IMWL”) and the Fair Labor Standards Act (“FLSA”). The plaintiffs claimed damages under the IMWL in an amount equal to all unpaid back pay alleged to be owed to the plaintiffs, prejudgment interest on the back pay, punitive damages, attorneys’ fees and costs, and an injunction precluding the Company from violating the IMWL. The plaintiffs additionally claimed damages under the FLSA in an amount equal to all back pay alleged to be owed to the plaintiffs, prejudgment interest on the back pay, liquidated damages equal to the amount of unpaid back wages, and attorneys’ fees and costs.
In the second quarter of fiscal 2011, the plaintiffs filed a second amended complaint in which they alleged that the Company maintained and maintains a practice regarding the rounding of employees’ time entries which violates the IMWL and the FLSA.
Following mediation during the third quarter of fiscal 2011, we now expect to settle the class action wage and hour lawsuit for approximately $2,600 in the coming months. Consequently, we increased our current liability by $1,460 during the third quarter of fiscal 2011 to $2,600, all of which was recorded during the first thirty-nine weeks of fiscal 2011. We agreed to the $2,600 settlement amount in the third quarter in order to cover an expanded scope of wage and hour claims, plaintiffs and facilities.
The settlement is conditioned on the filing of a third amended complaint and the execution of a settlement agreement and release. The settlement will not become final and effective unless and until the court has issued a final settlement approval — such approval is anticipated in the coming months.
Note 13 — Product Recalls
On March 19, 2010, we announced a voluntary recall of certain bulk and packaged snack mix and cashew items containing black pepper as a precautionary measure because the product might have been contaminated with salmonella. Our recall was a follow-up to the voluntary recall of black pepper announced by Mincing Overseas Spice Company, a supplier to us through a distributor, on March 5, 2010. As of March 24, 2011, June 24, 2010 and March 25, 2010, our accrued liability for estimated product recall costs related to black pepper was $180, $180, and $590, respectively. We do not currently anticipate any further recalls related to black pepper.
During the time period of March 31, 2009 through April 8, 2009, we voluntarily recalled roasted inshell pistachios, raw shelled pistachios and mixed nuts containing raw shelled pistachios. The recall was made as a precautionary measure because such products might have been contaminated with salmonella. Our recall was a follow-up to the industry-wide voluntary recall of pistachios announced by Setton Pistachio of Terra Bella, Inc. (“Setton”), one of our pistachio suppliers. We do not currently anticipate any further recalls related to purchases of pistachios from Setton.
Our total net costs associated with the pistachio recall, which were all recorded in fiscal 2009, were approximately $2,400. We settled with Setton during the second quarter of fiscal 2011, receiving $1,100 in cash (recorded as a reduction in administrative expenses) and up to $700 in future consideration ($116 of which was used during the first thirty-nine weeks of fiscal 2011), contingent upon product purchases. During the third quarter of fiscal 2011, we eliminated our remaining accrued liability for the pistachio recall and recorded a $346 reduction in administrative expenses. As of March 24, 2011, June 24, 2010, and March 25, 2010, our accrued liability for estimated product recall costs related to pistachios was $0, $346 and $346, respectively.
Note 14 — Fair Value of Financial Instruments
The fair value of our fixed rate debt as of March 24, 2011, including current maturities, was estimated to approximate the carrying value of $29,200. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances for similar terms.
The fair value of the contingent earn-out consideration to be paid under terms of the Purchase Agreement was determined using probability factors for specific earn-out measurements discounted by our incremental short-term borrowing rate. Due to the relatively short timeframe of the earn-out period (through calendar year 2011), the sensitivity of the determination of the fair value of the contingent earn-out consideration is almost entirely dependent upon the probability factors. Under the fair value measurement and disclosure provisions of ASC 820 for Level 3 inputs, we are required to re-measure the fair value of the contingent earn-out consideration on a quarterly basis and disclose the effect of the measurements on earnings for each quarterly period. See Note 3 for the effect of the remeasurement as of the end of the third quarter of fiscal 2011.
The carrying amounts of our other financial instruments also approximate their estimated fair values.
Note 15 — Recent Accounting Pronouncements
In June 2009, the FASB issued Accounting Standards Update No. 2009-17, “Topic 810 — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”) which amended the consolidation guidance applicable to variable interest entities (“VIEs”). The ASU 2009-17 amendments are effective as of the first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. ASU 2009-17 replaces the prior risks-and-rewards-based quantitative approach to consolidation with a more qualitative approach that requires a reporting entity to have some economic exposure to a VIE along with “the power to direct the activities that most significantly impact the economic performance of the entity.” The FASB also reminded its constituents that only substantive terms, transactions, and arrangements should affect the accounting conclusions under ASU 2009-17. The implementation of ASU 2009-17 had no material impact on our results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2011 are to the fiscal year ending June 30, 2011 and will consist of fifty-three weeks (the fourth quarter consisting of fourteen weeks). References herein to fiscal 2010 are to the fiscal year ended June 24, 2010. References herein to the third quarter of fiscal 2011 are to the quarter ended March 24, 2011. References herein to the third quarter of fiscal 2010 are to the quarter ended March 25, 2010. References herein to the first thirty-nine weeks of fiscal 2011 are to the thirty-nine weeks ended March 24, 2011. References herein to the first thirty-nine weeks of fiscal 2010 are to the thirty-nine weeks ended March 25, 2010. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.
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
We developed a five-year strategic plan (the “Strategic Plan”) during fiscal 2009 to help us achieve long-term profitable growth. Our long-term goals include (i) attaining recognition by global retailers, food service providers and consumers as a world class nut partner, (ii) attaining recognition as a high quality, well-run food business that utilizes our vast industry knowledge and innovation to achieve high growth and profitability, (iii) meeting the demands of nut consumers throughout the world, (iv) profitably increasing our market share in private brands by using innovation valued by our customers, (v) substantially increasing our presence in the food service distribution channel, (vi) providing the best total solution to retailers by increasing our presence beyond the traditional nut aisles of stores, (vii) utilizing our Fisher brand name recognition as a foundation for targeted sustained growth via value-added snack and baking products, and (viii) utilizing acquisitions, joint ventures and/or strategic alliances as they present themselves to grow our business and expand into new target markets. We have executed portions of this strategy during fiscal 2010 and the first thirty-nine weeks of fiscal 2011, including a significant increase in private label business with a customer and consummating the acquisition of certain assets of Orchard Valley Harvest, Inc. (“OVH”), which gives us a significant presence in the produce section of supermarkets. While our fiscal 2011 operating results thus far have negatively impacted our current financial position, we remain committed to our Strategic Plan and to delivering long-term profitable growth.
We face a number of challenges in the future. Specific challenges, among others, include: substantial increases in commodity costs, including as a result of increased demand for pecans and walnuts in China, intensified competition, integrating the acquired OVH business into our Gustine, California facility and the Elgin Site (as defined below) and executing our Strategic Plan. We will continue to focus on seeking additional profitable business to utilize the additional production capacity at our facility in Elgin, Illinois that houses our primary manufacturing operations and corporate headquarters (the “Elgin Site”). We have been, and we expect to continue to be, able to devote more funds to promote and advertise our Fisher brand in order to attempt to regain market share that has been lost in recent years. However, this effort is challenging because, among other things, consumer preferences have shifted towards lower-priced private label products from higher-priced branded products as a result of current economic conditions. In addition, private label products generally provide lower margins than branded products. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. Also, although we currently believe our operations support the value of goodwill reported, we may be required to recognize goodwill impairment in a future period if our operating results and market value continue to be negatively impacted by the challenging market conditions. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS
Our net sales increased to $137.4 million for the third quarter of fiscal 2011 from $113.2 million for the third quarter of fiscal 2010. Including sales volume associated with OVH products, sales volume for the third quarter of fiscal 2011, measured as pounds shipped to customers, increased by 1.1% in comparison to sales volume for the third quarter of fiscal 2010. The increase in net sales was primarily attributable to price increases due to higher commodity costs. The sales volume increase primarily was driven by a volume increase in the consumer distribution channel, which was attributable to sales of OVH products. Before considering the sales of OVH products, net sales would have increased by 10.8%, and sales volume would have declined by 5.9% in the quarterly comparison.
Our net sales increased to $507.8 million for the first thirty-nine weeks of fiscal 2011 from $420.1 million for the first thirty-nine weeks of fiscal 2010. Including sales volume associated with OVH products, sales volume for the first thirty-nine weeks of fiscal 2011 increased by 4.8% in comparison to sales volume for the first thirty-nine weeks of fiscal 2010. The increase in net sales was attributable primarily to price increases implemented in the first thirty-nine weeks of fiscal 2011. As was the case in the quarterly comparison, the sales volume increase in the year to date comparison primarily was driven by a volume increase in the consumer distribution channel. The increase in sales volume in the consumer channel was attributable to sales of OVH products and increases in sales of all other major products except peanut products. Before considering the sales of OVH products, net sales would have increased by 11.4%, and sales volume would have declined by 1.6% in the thirty-nine week comparison.
Our gross profit margin, as a percentage of net sales, decreased from 12.0% for the third quarter of fiscal 2010 to 7.3% for the current quarter. The gross profit margin for the third quarter of fiscal 2011 declined primarily because the implementation of price increases was not completed until the end of February while acquisition costs of tree nuts were significantly higher throughout the entire quarter. Increased global demand for tree nuts was the primary driver for the increase in acquisition costs. Gross profit in the third quarter of fiscal 2011also was reduced by $0.7 million for the relocation of the OVH Modesto, CA facility to the Gustine, CA and Elgin, IL facilities while the gross profit for the third quarter of fiscal 2010 was reduced by $0.4 million for a supplier recall related to black pepper.
The current year to date gross profit margin, as a percentage of net sales, decreased from 16.7% for the first three quarters of fiscal 2010 to 11.4%. The decrease in the gross profit margins was almost entirely attributable to significantly higher acquisition costs for tree nuts to the extent that they were not offset by price increases implemented during those periods.
Total operating expenses in the third quarter of fiscal 2011 included $1.5 million accrued for the cost of an anticipated settlement of a pending legal matter, $0.5 million related to amortization of OVH intangible assets and $0.3 million for the loss related to the write-down of certain OVH machinery and equipment resulting from the relocation of the OVH facility. The increases in these expenses were offset in part by (i) $0.5 million for the estimated forfeiture of amounts previously accrued for incentive compensation due to current year performance, and (ii) $0.3 million reduction in the accrued liability for estimated costs related to the pistachio recall that occurred in the third quarter of fiscal 2009. Total operating expenses for the first thirty-nine weeks of fiscal 2011 included $2.6 million accrued for the cost of an anticipated settlement of a pending legal matter, $1.5 million for an increase in the projected earn-out payments related to the OVH acquisition, $1.5 million related to amortization of OVH intangible assets and $0.7 million for the loss related to the write-off of certain OVH machinery and equipment. The increases in these expenses were offset in part by (i) $2.0 million for the estimated forfeiture of amounts previously accrued for incentive compensation due to current year performance, and (ii) $0.3 million for the reduction in the liability related to the pistachio recall and a $1.1 million receipt of compensation from the pistachio supplier for the costs associated with that recall.
We successfully integrated OVH’s information systems into our information systems during the first quarter of fiscal 2011. We continue to integrate all OVH activities with the rest of our business with the goal of achieving the greatest efficiencies possible. We relocated all OVH processing from its original Modesto, California location to our locations in Gustine, California and Elgin, Illinois. No material adverse impact has occurred or is anticipated to occur from this integration. Going forward, we expect to realize certain efficiencies through continuing our integration efforts.

RESULTS OF OPERATIONS
Net Sales
The following table shows a comparison of sales by distribution channel (dollars in thousands):

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 24,	March 25,	March 24,	March 25,
Distribution Channel	2011	2010	2011	2010
Consumer	$82,775	$62,074	$320,525	$253,682
Industrial	17,934	17,079	63,567	55,096
Food Service	14,716	13,970	51,219	43,256
Contract Packaging	12,240	11,158	45,916	39,726
Export	9,777	8,913	26,603	28,316

Total	$137,442	$113,194	$507,830	$420,076

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 24,	March 25,	March 24,	March 25,
Product Type	2011	2010	2011	2010
Peanuts	17.5%	21.8%	15.6%	19.8%
Pecans	16.0	16.1	20.1	19.8
Cashews & Mixed Nuts	21.8	21.4	20.5	21.7
Walnuts	11.5	12.5	12.4	12.0
Almonds	14.3	12.2	13.2	11.1
Other	18.9	16.0	18.2	15.6

Total	100.0%	100.0%	100.0%	100.0%

Net sales in the consumer distribution channel increased by 33.3% in dollars and 9.7% in volume in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Excluding OVH sales, sales volume decreased by 3.9% in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Private label consumer sales volume increased by 11.7% in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 due to OVH business. Excluding OVH business, private label consumer sales volume decreased by 0.9% in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Fisher brand sales volume decreased by 9.6% in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Marginal increases in Fisher baking nut business were offset by decreases in Fisher snack nut and Fisher peanut butter business.
Net sales in the consumer distribution channel increased by 26.3% in dollars and 9.0% in volume in the first thirty-nine weeks of fiscal 2011 compared to the first thirty-nine weeks of fiscal 2010. Sales volume would have decreased slightly if OVH sales were excluded. Private label consumer sales volume increased by 7.6% in the first thirty-nine weeks of fiscal 2011 compared to the first thirty-nine weeks of fiscal 2010 due to OVH business. Fisher brand sales volume decreased by 3.8% in the first thirty-nine weeks of fiscal 2011 compared to the first thirty-nine weeks of fiscal 2010, primarily due to lower Fisher snack nut and Fisher peanut butter business.
Net sales in the industrial distribution channel increased by 5.0% in dollars, but decreased 25.9% in sales volume in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Net sales in the industrial distribution channel increased by 15.4% in dollars, but decreased 12.2% in sales volume in the first thirty-nine weeks of fiscal 2011 compared to the first thirty-nine weeks of fiscal 2010. The sales volume decrease, for both the quarterly and thirty-nine week comparisons, is primarily due to lower pecan and walnut sales mainly from a limited supply of pecans and walnuts available for the industrial distribution channel and lower peanut sales to other peanut processors.
Net sales in the food service distribution channel increased by 5.3% in dollars, but decreased 3.2% in volume in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Net sales in the food service distribution channel increased by 18.4% in dollars and 6.7% in volume in the first thirty-nine weeks of fiscal 2011 compared to the first thirty-nine weeks of fiscal 2010. The sales volume decrease for the quarterly comparison is primarily due to a lower supply of almonds, pecans and walnuts available to sell through the food service distribution channel. The sales volume increase for the thirty-nine week comparison is primarily due to higher peanut butter sales at food service distributors.
Net sales in the contract packaging distribution channel increased by 9.7% in dollars and 5.9% in volume in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Net sales in the contract packaging distribution channel increased by 15.6% in dollars and 12.8% in volume in the first thirty-nine weeks of fiscal 2011 compared to the first thirty-nine weeks of fiscal 2010. The sales volume increase, for both the quarterly and thirty-nine week comparisons, is due to increased business with our major contract packaging customer.
Net sales in the export distribution channel increased by 9.7% in dollars, but decreased 1.0% in volume in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Net sales in the export distribution channel decreased by 6.0% in dollars and 8.1% in volume in the first thirty-nine weeks of fiscal 2011 compared to the first thirty-nine weeks of fiscal 2010. The decrease in sales volume, for both the quarterly and thirty-nine week comparisons, is due primarily to lost business at a major export retail customer.
Gross Profit
Our gross profit margin, as a percentage of net sales, decreased from 12.0% for the third quarter of fiscal 2010 to 7.3% for the third quarter of fiscal 2011. The gross profit margin for the first thirty-nine weeks of fiscal 2011, as a percentage of net sales, decreased to 11.4% from 16.7% for the first thirty-nine weeks of fiscal 2010. The decrease in the gross profit margins in the quarterly and thirty-nine week comparisons was almost entirely attributable to significantly higher acquisition costs for tree nuts, to the extent that they were not offset by price increases implemented during those periods. Price increases were not fully implemented until the end of February during the third quarter of fiscal 2011. Increased global demand for tree nuts was the primary driver for the increase in acquisition costs. The decrease in gross profit margins for the thirty-nine week comparison is also due to lower gross profit margins on sales of walnuts and pecans because of the need to purchase high cost shelled walnuts and pecans in the spot market during the first quarter of fiscal 2011. The prices for shelled walnuts and pecans during the first quarter of fiscal 2011 were unusually high due to low inventories in the industry. Shelled walnut purchases were made during the first quarter of fiscal 2011 to supply an increase in sales volume with existing customers that in many cases exceeded forecasted volume by a considerable amount. Shelled pecan purchases were made during the first quarter of fiscal 2011 to supply new pecan business that started shipping in the fourth quarter of fiscal 2010 and to supplement a shortfall in inshell pecan purchases from the 2009 crop due to the unprecedented amount of inshell pecans that were exported to China. The purchase of shelled walnuts and shelled pecans described in the preceding two sentences were generally made at prices that exceeded or were almost equal to the price at which we sold the products to our customers, which negatively impacted our gross profit margins. Gross profit margins also declined on sales of cashews because of significantly higher acquisition costs.
Operating Expenses
Selling and administrative expenses for the third quarter of fiscal 2011 decreased to 12.8% of net sales from 13.2% of net sales for the third quarter of fiscal 2010. Selling expenses for the third quarter of fiscal 2011 were $11.0 million, an increase of $2.4 million, or 27.3%, over the amount recorded for the third quarter of fiscal 2010. Quarterly increases in selling expenses related to freight costs of $1.7 million and marketing and promotional activities of $0.7 million were partially offset by a $0.6 million decrease in incentive compensation expense, $0.2 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation due to current year performance. Administrative expenses for the third quarter of fiscal 2011 were $6.6 million, an increase of $0.3 million, or 4.4%, from the third quarter of fiscal 2010. This increase is primarily due to (i) a $0.4 million increase in amortization related to OVH intangibles, (ii) a $1.5 million increase in litigation accruals, (iii) a $0.3 million write down of machinery and equipment related to the OVH relocation, and (iv) a $0.2 million increase in compensation expense. These increases in administrative expenses were offset by (i) a $1.2 million reduction in incentive compensation expense, $0.3 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation due to current year performance, and (ii) a $0.6 million reduction in recall related expenses, $0.3 million of which relates to eliminating the accrual associated with the 2009 pistachio recall.
Selling and administrative expenses for the first thirty-nine weeks of fiscal 2011 decreased to 10.2% of net sales from 11.1% of net sales for the first thirty-nine weeks of fiscal 2010. Selling expenses for the first thirty-nine weeks of fiscal 2011 were $33.0 million, an increase of $3.8 million, or 13.0%, over the amount recorded for the first thirty-nine weeks of fiscal 2010. Increases in selling expenses related to (i) compensation expense of $0.6 million, (ii) freight costs of $3.2 million, and (iii) marketing and promotional expenses of $1.0 million, which were partially offset by a $2.1 million decrease in incentive compensation expense, $0.6 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation due to current year performance. Administrative expenses for the first thirty-nine weeks of fiscal 2011 were $19.0 million, an increase of $1.7 million, or 10.0% from the first thirty-nine weeks of fiscal 2010. This increase is primarily due to (i) a $1.5 million increase in the projected earn-out payments related to the OVH acquisition, (ii) a $1.4 million increase in amortization related to OVH intangibles, (iii) a $2.6 million increase in litigation accruals, (iv) a $0.7 million write down of machinery and equipment related to the OVH relocation, and (v) a $0.7 million increase in compensation expense. These increases in administrative expenses were offset by (i) a $1.1 million settlement related to the fiscal 2009 pistachio recall and (ii) a $4.0 million reduction in incentive compensation expense, $1.3 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation due to current year performance.
(Loss) Income from Operations
Due to the factors discussed above, loss from operations increased to ($7.6) million, or (5.5%) of net sales, for the third quarter of fiscal 2011 from ($1.4) million, or (1.2%) of net sales, for the third quarter of fiscal 2010. Due to the factors discussed above, income from operations decreased to $5.8 million, or 1.1% of net sales, for the first thirty-nine weeks of fiscal 2011 from $23.7 million, or 5.6% of net sales, for the first thirty-nine weeks of fiscal 2010.
Interest Expense
Interest expense was $1.7 million for the third quarter of fiscal 2011 compared to $1.4 million for the third quarter of fiscal 2010. Interest expense was $4.7 million for the first thirty-nine weeks of fiscal 2011 compared to $4.2 million for the first thirty-nine weeks of fiscal 2010. The increase in interest expense in both the quarterly and thirty-nine week comparisons resulted from higher average short-term debt levels during both periods, which were driven by significantly higher acquisition costs for tree nuts.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.3 million for both the third quarter of fiscal 2011 and the third quarter of fiscal 2010. Net rental and miscellaneous expense was $0.8 million for the first thirty-nine weeks of fiscal 2011 compared to $0.9 million for the first thirty-nine weeks of fiscal 2010. The reduction in net expense was due to a $0.1 million increase in rental income for space at the office building on the Elgin Site.
Income Tax (Benefit) Expense
Income tax benefit was ($3.9) million, or (41.0%) of loss before income taxes, for the third quarter of fiscal 2011 compared to ($1.2) million, or (37.7%) of loss before income taxes for the third quarter of fiscal 2010. Income tax benefit was ($0.4) million, or (159.8%) of income before income taxes, for the first thirty-nine weeks of fiscal 2011 compared to income tax expense of $6.9 million, or 37.2% of income before income taxes for the first thirty-nine weeks of fiscal 2010. We recorded approximately $470 of discrete tax benefits during the third quarter of fiscal 2011. Consequently, we recognized a $385 income tax benefit for the thirty-nine weeks ended March 24, 2011 despite reporting income before income taxes of $241. The discrete tax items relate to the following: (i) $78 of net tax benefit primarily related to favorable adjustments for research and development and other state credits than was previously estimated in our prior year tax provision, offset by other unfavorable provision adjustments; (ii) $180 of tax benefit related to release of state valuation allowance due to change in state law and our expected utilization of state investment tax credits; (iii) $74 of tax benefit due to favorable resolution of state tax audit; and (iv) $138 of state tax benefit related to out of period adjustment for excess state tax over book depreciation available in future periods.
Net (Loss) Income
Net loss was ($5.6) million, or ($0.53) per common share (basic and diluted), for the third quarter of fiscal 2011, compared to ($1.9) million, or ($0.18) per common share (basic and diluted), for the third quarter of fiscal 2010. Net income was $0.6 million, or $0.06 per common share (basic and diluted), for the first thirty-nine weeks of fiscal 2011, compared to $11.7 million, or $1.10 per common share (basic) and $1.09 per common share (diluted), for the first thirty-nine weeks of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan, repay indebtedness and pay contingent earn-out liabilities. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility (as defined below). We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. The increase in our available credit under our Credit Facility due to our improved financial performance in fiscal 2009 and fiscal 2010 allowed us to consummate the OVH acquisition, devote more funds to promote our products, especially our Fisher brand, and explore other growth strategies outlined in our Strategic Plan, including further acquisitions. The consummation of any future acquisitions would generally require the approval of our lenders under the Credit Facility. The decrease in our operating results during the first thirty-nine weeks of fiscal 2011 was due primarily to increased commodity costs, especially for pecans and other tree nuts. While our fiscal 2011 operating results have negatively impacted our current financial position, we remain committed to our Strategic Plan (as defined above) and delivering long-term profitable growth.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash used in operating activities was ($31.4) million for the first thirty-nine weeks of fiscal 2011 compared to net cash provided by operating activities of $16.7 million for the first thirty-nine weeks of fiscal 2010. This decrease of $48.1 million is primarily due to an approximately 57% increase in the weighted average purchase cost for tree nuts for the first thirty-nine weeks of fiscal 2011 compared to the first thirty-nine weeks of fiscal 2010.
We repaid $3.5 million of long-term debt during the first thirty-nine weeks of fiscal 2011, $2.3 million of which was related to the Mortgage Facility (as defined below). The net increase in our Credit Facility was $32.4 million during the first thirty-nine weeks of fiscal 2011 compared to a net decrease of $8.9 million during the first thirty-nine weeks of fiscal 2010. This increase in short-term borrowings was primarily due to the significant increase in our weighted average purchase cost for tree nuts.
Total inventories were $158.0 million at March 24, 2011, an increase of $43.7 million, or 38.2%, from the inventory balance at June 24, 2010, and an increase of $33.5 million, or 26.9%, from the inventory balance at March 25, 2010. The increase from June 24, 2010 to March 24, 2011 is primarily due to significantly higher commodity costs and by higher quantities on hand due to the timing of crop receipts. The 26.9% increase from March 25, 2010 to March 24, 2011 occurred (despite a 10.1% reduction in pounds in inventory) again due to significantly higher commodity costs. The reduction in pounds in inventory occurred despite the need to carry additional inventories to support the production of OVH products.
Net accounts receivable were $39.9 million at March 24, 2011, virtually unchanged from the balance at June 24, 2010, and an increase of $4.8 million, or 13.8%, from the balance at March 25, 2010. The increase in net accounts receivable from March 25, 2010 to March 24, 2011 is due to higher sales in March 2011 compared to March 2010, which was largely due to OVH sales and higher average selling prices. Accounts receivable allowances were $4.1 million, $2.1 million and $3.1 million at March 24, 2011, June 24, 2010 and March 25, 2010, respectively. The increase in accounts receivable allowances at March 24, 2011 compared to June 24, 2010 and March 25, 2010 generally corresponds to the higher monthly sales in March 2011 compared to June 2010 and March 2010.
Current economic conditions may continue to adversely impact demand for consumer products. These conditions could, among other things, have a material adverse effect on the cash received from our operations. See Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.
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

On March 28, 2006, our wholly-owned subsidiary, JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). We subsequently entered into a sales contract with a potential buyer of the Old Elgin Site. The sales contract was terminated as the potential buyer was unable to secure financing. While the Old Elgin Site is available for sale and we are currently actively searching for new potential buyers, we cannot ensure that a sale will occur in the next twelve months. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender (as defined below) prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. Our total costs under the Development Agreement were $6.8 million as of March 24, 2011, June 24, 2010 and March 25, 2010, (i) $5.6 million of which is recorded as a component of “Property, Plant and Equipment”, and (ii) $1.2 million of which is recorded as “Rental Investment Property”. We have reviewed the assets under the Development Agreement that are available for sale for potential impairment and concluded that the current fair value is not less than the carrying value.
Financing Arrangements
On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility (as amended, the “Credit Facility”). Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”). The Credit Facility and Mortgage Facility replaced our prior revolving credit facility and long-term financing facility. We currently expect to be in compliance with all financial covenants under the Credit Facility and Mortgage Facility for the foreseeable future and we currently have full access to our new financing.
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
The Credit Facility matures on February 7, 2013. At our election, borrowings under the Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the Borrowing Base Calculation, ranging from 0.00% to 0.50% or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the Borrowing Base Calculation, ranging from 2.50% to 3.00%. The face amount of undrawn letters of credit accrues interest at a rate of 2.00% to 2.50%, based upon the Borrowing Base Calculation. The portion of the Borrowing Base Calculation based upon machinery and equipment decreases by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of March 24, 2011, the weighted average interest rate for the Credit Facility was 2.87%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of our Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of March 24, 2011, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of March 24, 2011, we had $44.6 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

We are subject to interest rate resets for each of Tranche A and Tranche B. Specifically, on March 1, 2018 (the “Tranche A Reset Date”) and March 1, 2012 and every two years thereafter (each, a “Tranche B Reset Date”), the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. If the reset interest rate for either Tranche A or Tranche B is unacceptable to us and we (i) do not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B on the Tranche A Reset Date or Tranche B Reset Date, in each case, as applicable, or (ii) are unable to refinance amounts due with respect to Tranche A or Tranche B on the Tranche A Reset Date or Tranche B Reset Date, in each case, as applicable, on terms more favorable than the reset interest rates, then, depending on the extent of the changes in the reset interest rates, our interest expense could increase materially.
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
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 24, 2011, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $26.8 million has been classified as long-term debt as of March 24, 2011. This $26.8 million represents scheduled principal payments due under Tranche A beyond twelve months of March 24, 2011.
As of March 24, 2011, we had $4.3 million in aggregate principal amount of industrial development bonds (the “bonds”) outstanding, which was originally used to finance the acquisition, construction and equipping of our Bainbridge, Georgia facility. The bonds bear interest payable semiannually at 4.55% (which was reset on June 1, 2006) through May 2011. On June 1, 2011, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his, her or its bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.5 million in fiscal 2011 to $0.8 million in fiscal 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any. While we expect to remarket the bonds as of June 1, 2011, the entire aggregate balance of $4.3 million is classified as a current liability as of March 24, 2011 since the bonds may be payable at the interest reset date of June 1, 2011.

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the Selma Properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and therefore the financing obligation is being accounted for similarly to the accounting for a capital lease, whereby $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 24, 2011, $13.2 million of the debt obligation was outstanding.
Capital Expenditures
We spent $3.8 million on capital expenditures during the first thirty-nine weeks of fiscal 2011 compared to $6.1 million during the first thirty-nine weeks of fiscal 2010. We expect total capital expenditures for equipment upgrades, facility maintenance and food safety enhancements for fiscal 2011 to be approximately $6.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet cash requirements for capital expenditures.
FORWARD LOOKING STATEMENTS
The statements contained in this report that are not historical (including statements concerning our Company’s expectations regarding market risk) are “forward looking statements.” These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes”, and “expects” and are based on our current expectations or beliefs concerning future events and involve risks and uncertainties. Our Company cautions that such statements are qualified by important factors, including the factors referred to in Part II, Item 1A — “Risk Factors”, and other factors, risks and uncertainties that are beyond our Company’s control. Consequently, our actual results could differ materially. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, including a decline in sales to one or more key customers; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) any negative impact of our increased product prices on the demand for or sales of our products; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where we are financially responsible for such losses; (vi) our ability to lessen the negative impact of competitive and pricing pressures; (vii) losses associated with product recalls or the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (viii) our ability to retain key personnel; (ix) the effect of the group that owns the majority of our voting securities (which may make a takeover or change in control more difficult), including the effect of the agreements pursuant to which such group has pledged a substantial amount of our Company’s securities that it owns; (x) the potential negative impact of government regulations, including the Public Health Security and Bioterrorism Preparedness and Response Act and laws and regulations pertaining to food safety; (xi) our ability to do business in emerging markets; (xii) uncertainty in economic conditions, including the potential for another economic downturn; (xiii) our ability to obtain additional capital, if needed; (xiv) the risk that expected synergies, operational efficiencies and cost savings from the OVH acquisition may not be fully realized or realized within the expected timeframe and the risk that unexpected liabilities may arise from the OVH acquisition; (xv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control; (xvi) the adverse effect of increased employment-related legal claims against us, which have become more prevalent in the current economic environment, including potential unfavorable outcomes exceeding amounts accrued.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I — Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2010.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 24, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 24, 2011, the Company’s disclosure controls and procedures were effective.
In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 24, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “Note 12—Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 24, 2010. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 24, 2010 during the first thirty-nine weeks of fiscal 2011 other than the following:
Litigation Could Adversely Affect Us by Increasing Our Expenses or Subjecting Us to Significant Money Damages and Other Remedies
We are currently involved in employment and labor-related litigation, and may become the subject of additional litigation in the future, as these types of lawsuits, including the lawsuit to which we are currently a party, have become more prevalent in the current economic environment. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits is difficult to accurately estimate. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment or settlement for significant monetary damages could adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results.
We Cannot Control the Availability or Cost of Raw Materials and this May Have an Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition
The availability and cost of raw materials for the production of our products, including peanuts, pecans, almonds, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond our control, such as weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), plant diseases, other factors affecting global supply, changes in global customer demand, changes in government programs and purchasing behavior of certain countries, including China. Additionally, any determination by the USDA or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents or any future product recalls could reduce the supply of edible nuts and other raw materials used in our products and could cause our costs to increase.
Because these raw materials are commodities, their prices are set by the market and can fluctuate quickly and dramatically due to varied events, as described above. Furthermore, we are not able to hedge against changes in commodity prices because no appropriate futures or other market exists. Consequently, in order to achieve or maintain profitability levels, there is pressure to increase the prices of our products to reflect the increase in the costs of the raw materials that we use. However, we may not be successful in passing along the full price increase to our customers, if at all, and we may not be able to do so in a timely fashion. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for our products. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.
Moreover, fluctuations in the market prices of nuts may affect the value of our inventories and profitability. We have significant inventories of nuts that would be adversely affected by any decrease in the market price of such raw materials.
See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2010.

Item 6. Exhibits
The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 28, 2011.

JOHN B. SANFILIPPO & SON, INC.
By:	/s/ Michael J. Valentine
Michael J. Valentine
Chief Financial Officer and Group President

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987, dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.4	The Registrant’s 1998 Equity Incentive Plan(4)

10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

10.12	The Registrant’s Restated Supplemental Retirement Plan (10)

10.13	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

10.14	Amended and Restated Sanfilippo Value Added Plan, dated January 25, 2011(19)

10.15	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

10.16	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.17	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

Exhibit
Number	Description

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.22	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.23	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

10.24	First Amendment to the Registrant’s 2008 Equity Incentive Plan(14)

10.25	The Registrant’s 2008 Equity Incentive Plan, as amended(14)

10.26	The Registrant’s Employee Restricted Stock Unit Award Agreement(15)

10.27	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement(15)

10.28	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement(20)

10.29	Form of Indemnification Agreement(16)

*10.30	First Amendment to Credit Agreement dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(17)

10.31	Purchase Agreement by and between the Company and Orchard Valley Harvest, Inc. dated May 5, 2010, and signed by Stephen J. Kerr, John Potter and Matthew I. Freidrich, solely as the Trustee of the Payton Potter 2007 Irrevocable Trust(18)

10.32	Form of Change-of-Control Employment Security Agreement and Non-Compete(19)

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

33-100	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 10, 2009 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 29, 2009 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 8, 2010 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2010 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2011 (Commission File No. 0-19681).

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.