Form 10-K
period 2011-06-30
SANFILIPPO JOHN B & SON INC
filed 2011-09-02
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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
The aggregate market value of the voting Common Stock held by non-affiliates was $101,429,319 as of December 23, 2010 (7,881,066 shares at $12.87 per share).
As of September 2, 2011, 8,064,680 shares of the Company’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the Company’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.
Documents Incorporated by Reference:
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held November 9, 2011 are incorporated by reference into Part III of this Report.

PART I
Item 1 — Business
a. General Development of Business
     (i) Background
John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “our Company” refer collectively to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBSS Properties, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters), although the fiscal year ended June 30, 2011 consisted of fifty-three weeks (the fourth quarter containing fourteen weeks). References herein to fiscal 2012, 2011, 2010 and 2009 are to the fiscal years that will end, or ended, June 28, 2012, June 30, 2011, June 24, 2010 and June 25, 2009, respectively.
We are one of the leading processors and marketers of tree nuts and peanuts in the United States. These nuts are sold under a variety of private labels and brand names, including under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, candy and confection, natural snacks and trail mixes, sunflower seeds, dried fruit, corn snacks, sesame sticks and other sesame snack products.
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
     (ii) Orchard Valley Harvest Acquisition
On May 21, 2010, we acquired certain assets and assumed certain liabilities of Orchard Valley Harvest, Inc. (“OVH”) located in Modesto, California. The aggregate purchase price was $32.9 million, funded from excess availability in our bank credit facility. The total consideration paid may be increased up to $10.1 million, contingent upon performance of the acquired business through the 2011 calendar year. The entire amount of contingent consideration related to calendar 2010 of $5.1 million was earned, thus increasing our total consideration paid to $38.0 million. An amount up to an additional $5.0 million may be paid based upon calendar 2011 results. During fiscal 2011, we relocated the OVH operations to our existing locations in Gustine, California and Elgin, Illinois.
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
b. Segment Reporting
We operate in a single reportable operating segment that consists of selling various nut and nut related products through multiple distribution channels. See “Item 8 — Financial Statements and Supplementary Data” for our net sales, net income and total assets.

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
Our products are sold through the major distribution channels to significant buyers of nuts, including food retailers, industrial users for food manufacturing, food service companies and international customers. Selling through a wide array of distribution channels allows us to generate multiple revenue opportunities for the nuts we process. For example, whole cashews could be sold to food retailers and cashew pieces could be sold to industrial users. We process and sell all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds in a wide variety of packaging. We process all major nut types, thus offering our customers a complete nut product offering.
     (ii) Principal Products
Our principal products are raw and processed nuts. These products accounted for approximately 83.9%, 85.2% and 89.2% of our gross sales for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The nut product line includes peanuts, almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. Our nut products are sold in numerous package styles and sizes, from poly-cellophane packages, environmentally friendly packages, composite and clear-plastic cans, vacuum packed tins, plastic tubs and plastic jars for retail sales, to large cases and sacks for bulk sales to industrial and food service customers. In addition, we offer our nut products in a variety of different styles and seasonings, including natural, blanched, oil roasted, dry roasted, unsalted, honey roasted, flavored, spicy, butter toffee, praline and cinnamon toasted. We sell our products domestically to retailers and wholesalers as well as to industrial, food service and contract packaging customers. We also sell certain of our products to foreign customers in the retail, food service and industrial markets.
We acquire a substantial portion of our peanut, pecan and walnut requirements directly from domestic growers. The balance of our raw nut supply is purchased from importers, traders and domestic processors. In fiscal 2011, the majority of our peanuts, pecans and walnuts were shelled at one of our four shelling facilities, and the remaining portion was purchased shelled from processors. See “Raw Materials and Supplies” and Item 2(b) — “Properties — Manufacturing Capability, Utilization, Technology and Engineering” below.
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
     (iii) Customers
We sell our products to approximately 825 customers through the consumer, industrial, food service, contract packaging and export distribution channels. The consumer channel supplies nut-based products, including consumer-packaged and bulk products, to retailers across the United States. We sell products through the consumer channel under our brand name products, including the Fisher, Orchard Valley Harvest and Sunshine Country

brands, as well as under our customers’ private brands. The industrial channel supplies nut-based products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream. The food service channel produces nut-based products that are customized to the specifications of chefs, national restaurant chains, food service distributors, institutions and hotel kitchens. We sell products through the food service channel under our Fisher brand and our customers’ own brands. Our contract manufacturing channel produces nut-based snacks for manufacturers under their brand name. Finally, our export distribution channel distributes our complete product portfolio to approximately 125 customers worldwide (which accounts for less than 6% of our net sales), supplying both industrial food ingredients and the retail channel under the Fisher brand and our international customers’ own brands.
We are dependent on a few significant customers for a large portion of our total sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 53%, 46% and 43% of sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Net sales to Wal-Mart Stores, Inc. accounted for approximately 20% of our net sales for fiscal 2011 and 19% of our net sales for fiscal 2010 and fiscal 2009. Net sales to Target Corporation accounted for approximately 12% of our net sales for fiscal 2011 and fiscal 2010 and less than 10% in fiscal 2009. In addition, our Orchard Valley Harvest brand relies on one customer for a significant portion of its sales.
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
In the Chicago area, we operate an outlet store at our production facility and a retail store at another location. These stores sell bulk foods and other products produced by us and other vendors.
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
     (vi) Competition
Our nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, Kraft Foods Inc. (Planters brand), Ralcorp Holdings, Inc. (private brands), Diamond Foods, Inc. (Emerald and Diamond brands) and numerous regional snack food processors. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, distribution model and the fact that we focus on nut and nut related products generally enable us to compete in each of these categories, but see Part I, Item 1A — “Risk Factors” below.
     (vii) Raw Materials and Supplies
We purchase nuts from domestic and foreign sources. In fiscal 2011, all of our walnuts, almonds and peanuts were purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from India, Africa, Brazil and Southeast Asia. For fiscal 2011, approximately 35% of our nut purchases were from foreign sources.
Competition in the nut shelling industry is driven by shellers’ ability to access and purchase raw nuts, to shell the nuts efficiently and to sell the nuts to processors. We shell all major domestic nut types, with the exception of almonds, and are among a few select shellers who further process, package and sell nuts to the end-user. Raw material pricing pressure and the high cost of equipment automation have contributed to a consolidation among shellers across all nut types, especially peanuts and pecans.
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
We sponsor a seed exchange program under which we provide peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock inshell peanuts at harvest. Approximately 63% of the farmer stock peanuts we purchased in fiscal 2011 were grown from seed provided by us. We also contract for the growing of a limited number of generations of peanut seed to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing. Our peanut seed is not genetically modified.
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
We purchase other inventory items such as roasting oils, seasonings, plastic jars, labels, composite and clear-plastic cans and other packaging materials from related parties and other third parties.
     (viii) Trademarks and Patents
We market our products primarily under private labels and brand names, including the Fisher, Orchard Valley Harvest, Sunshine Country and ARMA brand names, which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other jurisdictions. We also own several patents of various durations. We expect to continue to renew for the foreseeable future those trademarks that are important to our business.
     (ix) Employees
As of June 30, 2011, we had approximately 1,400 full-time employees, including approximately 170 corporate staff employees. Due to the seasonality of our business, our labor requirements typically peak during the last quarter of the calendar year, at which time additional contract labor is generally used to supplement the full-time work force.

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
     (xii) Operating Hazards and Uninsured Risks
The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of shell fragments, foreign objects, insects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. Although we (i) maintain what we believe to be rigid quality control standards and food safety systems and are SQF 2000 Code Level 2 certified, (ii) generally inspect our products by visual examination, metal detectors or electronic monitors at various stages of our shelling and processing operations for all of our nut and other food products, (iii) work with the USDA in its inspection of peanuts shipped to and from our peanut shelling facilities, (iv) maintain environmental pathogen programs, and (v) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we currently maintain product liability insurance of $1 million per occurrence, $2 million aggregate and umbrella coverage of up to $50 million. In an effort to mitigate some of the risks of product recalls, we obtained $5 million coverage for contaminated product insurance beginning in fiscal 2009.
Item 1A — Risk Factors
We face a number of significant risks and uncertainties, and therefore, an investment in our Common Stock is subject to risks and uncertainties. The factors described below could materially and adversely affect our business, results of operations and financial condition. While each risk is described separately, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our business, results of operations and financial condition. Investors should consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to purchase our Common Stock.
We Cannot Control the Availability or Cost of Raw Materials and this May Have a Material Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition
The availability and cost of raw materials for the production of our products, including peanuts, pecans, almonds, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond our control, such as weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), plant diseases, other factors affecting global supply, changes in global customer demand, changes in government programs and purchasing behavior of certain countries, including China. Additionally, any determination by the USDA or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents or any future product recalls could reduce the supply of edible nuts and other raw materials used in our products and could cause our costs to increase.

Because these raw materials are commodities, their prices are set by the market and can fluctuate quickly and dramatically due to varied events, as described above. Furthermore, we are not able to hedge against changes in commodity prices because no appropriate futures or other market for these commodities exists. Consequently, in order to achieve or maintain profitability levels, there is pressure to increase the prices of our products to reflect the increase in the costs of the raw materials that we use. However, we may not be successful in passing along the full price increase to our customers, if at all, and we may not be able to do so in a timely fashion. Our ability to raise prices is often dependent upon the actions of our competitors. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for our products. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.
Moreover, fluctuations in the market prices of nuts may affect the value of our inventories and profitability. We have significant inventories of nuts that would be materially and adversely affected by any decrease in the market price of such raw materials. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
Significant Private Label Competitive Activity Could Materially and Adversely Affect Our Financial Condition and Results of Operations
Some customer buying decisions are based upon a periodic bidding process in which the successful bidder is assured the selling of its selected product to the food retailer, supercenter or mass merchandiser until the next bidding process. Our sales volume may decrease significantly if our offer is too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our offer is successful but below our desired price points. Either of these outcomes may materially and adversely affect our financial condition and results of operations.
Our Inability to Successfully Manage the Price Gap Between our Private Label Products and Those of our Branded Competitors May Materially and Adversely Affect our Results of Operations
Although demand for private label products has increased as a result of economic conditions, our competitors’ branded products have certain advantages over our private label products primarily due to advertising and name recognition. When branded competitors focus on promotion and reduce their prices, the environment for private label products becomes more challenging because the price gaps between private label and branded products can become less meaningful.
At the retail level, private label products generally sell at a discount to those of branded competitors. If branded competitors reduce the price of their products, the price of branded products offered to consumers may approximate the prices of our private label products. Further, promotional activities by branded competitors such as temporary price rollbacks, buy-one-get-one-free offerings and coupons have the effect of price decreases. Price decreases taken by branded competitors could result in a decline in the demand for our private label products and consequently our sales volumes and profitability and could have a material adverse effect on our results of operations.
Increased Demand for Branded Products Could Materially and Adversely Affect our Results of Operations
We have benefited from the increased demand for private label products under current economic conditions. Improved economic conditions or other factors (including discounts, promotions, coupons, other forms of price competition, and other competitive aspects by branded product competitors) have caused, and could cause in the future, increased demand for branded products and decreased demand for private label products. Our Fisher brand has lost market share in recent years. While we have made investments in developing our Fisher, Orchard Valley Harvest and other brands, there can be no assurance as to a lessened material adverse effect on us of a change in consumer preference more towards branded products, including any material adverse effect on the results of our operations.

We Sometimes Enter Into Fixed Price Commitments Without First Knowing Our Acquisition Costs, Which Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations
The great majority of our industrial sales customers, and certain other customers, require us to enter into fixed price commitments with them. Such commitments represented approximately 17% of our annual net sales in fiscal 2011. The commitments are for a fixed period of time, typically one year, but may be extended if remaining balances exist. Sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition cost in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and the fixed prices are not properly aligned with our acquisition costs, then these fixed price commitments may result in reduced or negative gross profit margins that have a material adverse effect on our financial condition and results of operations.
Our Generally Vertically Integrated Model Could Have a Material Adverse Effect on our Results of Operations
We have a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers. Our vertically integrated model has in the past resulted, and may in the future result, in significant losses because we are subject to the various risks associated with purchasing a majority of our pecans, peanuts and walnuts directly from growers, including the risk of purchasing such products from growers at prices that later, due to altered market conditions, prove to be above market prices. Accordingly, because we purchase a majority of our pecans, peanuts and walnuts directly from growers using fixed price contracts, some of which are entered into before harvest, there is a possibility that after we enter into the fixed price contracts market conditions may change and we will be forced to sell these nuts at a loss which would materially and adversely affect our results of operations.
We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations
We operate in a highly competitive environment. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as Kraft Foods Inc. (Planters brand), Ralcorp Holdings, Inc. (private brands) and Diamond Foods, Inc. (Emerald and Diamond brands). For example, our Fisher brand has declined in market share in recent years in part because the companies who sell and market the other top branded nut products have committed significantly more resources to such brands when compared to the resources spent by us on our Fisher brand. Our retail competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing raw pecans, peanuts and walnuts directly from growers at fixed prices that later, due to altered market conditions, prove to be above market prices. We also compete with other shellers in the industrial market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively, which may lower revenue per unit and cause declines in gross profit margin if we are unable to increase unit volumes as well as reduce our costs, which could materially and adversely affect our financial condition and results of operations.
We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations
We are dependent on a few significant customers for a large portion of our total sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 53%, 46% and 43% of sales in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Wal-Mart Stores, Inc. alone accounted for approximately 20% of our net sales in fiscal 2011 and 19% of our net sales for fiscal 2010 and fiscal 2009. Target Corporation alone accounted for 12% of our net sales for fiscal 2011 and fiscal 2010 and less than 10% in fiscal 2009. In addition, our Orchard Valley Harvest brand relies on one customer for a significant portion of its sales. A loss of one of our largest customers or a material decrease in purchases by one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.

We are Subject to Customer Pricing Pressures Which Could Materially and Adversely Affect Our Financial Condition and Results of Operations
As the retail grocery trade continues to consolidate and our retail customers grow larger, become more sophisticated and obtain more purchasing power, our retail customers are demanding lower pricing and increased free or discounted promotional programs. Further, these customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions especially under current economic conditions and increased raw material acquisition costs. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages, which include a focus on customer service and quality, and not merely price. Our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products, any of which would materially and adversely affect our gross profit and gross profit margin and would materially and adversely affect our financial condition and results of operations.
Food Safety and Product Contamination Concerns Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations
If consumers in our principal markets lose confidence in the safety of nut products, particularly with respect to peanut and tree nut allergies, food borne illnesses or other food safety matters, this could materially and adversely affect our financial condition and results of operations. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of our nut products, including consumption of other companies’ products containing our products as an ingredient. Notwithstanding existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters, including food borne illnesses, may discourage consumers from buying our products, cause production and delivery disruptions, or result in product recalls. Product safety issues (i) concerning products not manufactured or distributed nor sold by us and (ii) concerning products we manufacture, distribute and sell, may materially and adversely affect demand for products in the nut industry as a whole, including products without actual safety problems. Decreases in demand for products in the industry generally could have a material adverse affect on our Company’s financial condition and results of operations. In addition, the cooling system at the Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at the Elgin, Illinois facility could be destroyed.
Product Liability and Product Recalls May Have a Material Adverse Effect on Our Results of Operations and Cash Flows
We face risks associated with product liability claims and product recalls in the event: (i) our food safety and quality control procedures are ineffective or fail, (ii) we procure products from third parties that are or become subject to a recall, regardless of whether or not our food safety and quality control procedures are ineffective or fail, or (iii) our products cause injury or become adulterated or misbranded. In addition, we do not control the labeling of other companies’ products containing our products as an ingredient. A product recall of a sufficient quantity, a significant product liability judgment against us, or other safety concerns could cause our products to be unavailable for a period of time and could result in a loss of consumer confidence in our products. If these kinds of events were to occur, they would have a material adverse effect on the demand for our products and, consequently, our results of operations and cash flows.
We are Dependent on Certain Key Personnel and the Loss of Any of Their Services Could Have a Material Adverse Effect on Our Results of Operations
Our future success will be largely dependent on the personal efforts of our senior operating management team, including Jeffrey T. Sanfilippo, Chief Executive Officer, Michael J. Valentine, Chief Financial Officer, Group President and Secretary, James A. Valentine, Chief Information Officer and Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary. In addition, our success also depends on the talents of Everardo Soria, Senior Vice President Pecan Operations and Procurement, Walter R. Tankersley, Jr., Senior Vice President — Procurement and Commodity Risk Management, Michael G. Cannon, Senior Vice President of Corporate Operations and Robert J. Sarlls, Senior Vice President of Consumer Sales, Strategy and Business

Development. We believe that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to our growth and success. These individuals have not entered into any employment or non-compete agreement with us, nor do we have key officer insurance coverage policies in effect. The departure of any of these individuals could have a material adverse effect on our business and prospects and that in turn would have a material adverse effect on our results of operations. Our success is also dependent upon our ability to attract and retain additional qualified personnel, and there can be no assurance that we will be able to do so.
We are Subject to Government Regulation Which Could Materially and Adversely Affect our Results of Operations
We are subject to extensive regulation by the United States Food and Drug Administration, the USDA, the United States Environmental Protection Agency and other state, local and foreign authorities in jurisdictions where our products are manufactured, processed or sold. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, distribution and labeling of our products. Our manufacturing and processing facilities and products are subject to periodic compliance inspections by federal, state, local and foreign authorities. We are also subject to environmental regulations governing the discharge of air emissions, water and food waste, the usage and storage of pesticides, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at our existing facilities as well as our expansion into new operations and jurisdictions, may require us to obtain additional licenses and permits and could require us to adapt or alter methods of operations at costs that could be substantial. Compliance with applicable laws and regulations may be time-consuming, expensive or costly to us in different ways and could materially and adversely affect our results of operations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could have a material adverse effect on our results of operations.
Economic, Political and Social Risks of Doing Business in Emerging Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations
We purchase our cashew inventories from India, Africa, Brazil and Southeast Asia and some of our pecans from Mexico, which are in many respects emerging markets, and we are continually looking to expand our sales internationally, which may include emerging markets. To this extent, we are exposed to risks inherent in emerging markets, including:
•	increased governmental ownership and regulation of the economy;

•	greater likelihood of inflation and adverse economic conditions;

•	governmental attempts to reduce inflation, such as imposition of higher interest rates and wage and price controls;

•	supply reduction in the United States from increased demand in the emerging markets;

•	international competition;

•	foreign exchange rates;

•	potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse;

•	tariffs, duties, trade laws and other barriers to trade that may reduce our profitability or sales; and

•	civil unrest and significant political instability.
The existence of these and other risks in emerging markets and other foreign countries could jeopardize or limit our ability to purchase sufficient supplies of cashews and other imported raw materials and limit our ability to make international sales, and may materially and adversely affect our results of operations by increasing the costs of doing business overseas or limiting our overseas sales.
The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations
We acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures to periodically confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. There can be no assurance that such inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.
We are Subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 and Compliance Therewith Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations
We are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including authority for the Secretary of Health and Human Services (“HHS”) to take action to protect the nation’s food supply against the threat of international contamination. The Food and Drug Administration (“FDA”), as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods, (iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. There can be no assurances that the effects of the Bioterrorism Act and the rules enacted thereunder by the FDA, including any potential disruption in our supply of imported nuts, which represented approximately 35% of our total nut purchases in fiscal 2011, will not have a material adverse effect on our financial condition and results of operations in the future.
Our Largest Stockholders Possess a Majority of Aggregate Voting Power, Which May Make a Takeover or Change in Control More or Less Difficult; and The Sanfilippo Group Has Pledged a Substantial Amount of their Class A Common Stock, Either of Which Could Materially and Adversely Affect Our Financial Condition, Results of Operations and Cash Flows
As of September 2, 2011, Jasper B. Sanfilippo, Marian Sanfilippo, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share) representing approximately a 52.3% voting interest in our Company. As of September 2, 2011, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share) representing approximately a 24.4% voting interest in our Company. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert influence on our business that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause a change in control or sale of our Company which may or may not be in the best interests of the other public stockholders, and can take other actions that may be less favorable to our other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

In addition, several members of the Sanfilippo Group that beneficially own a significant interest in our Company have pledged a substantial portion of the Company’s Class A Stock that they own to secure loans made to them by commercial banks. If a stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares. Such a sale could cause our Company’s stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Because these shares are pledged to secure loans, the occurrence of an event of default could result in a sale of pledged shares that could cause a change of control of our Company, even when such a change may not be in the best interests of our stockholders, and it could also result in a default under certain material contracts to which we are a party, including an event of default under the Credit Agreement by and among the Company, Wells Fargo Capital Finance, (f/k/a Wells Fargo Foothill, LLC), as the arranger and administrative agent and a syndicate of lenders, dated February 7, 2008 (as amended, the “Credit Facility”), which could materially and adversely affect our financial condition, results of operations and cash flows.
We May Incur Material Losses as a Licensed Nut Warehouse Operator under the United States Warehouse Act Which Could Materially and Adversely Affect Our Results of Operations
We store a large amount of peanut inventory on behalf of the United States government at various facilities. As a licensed United States Department of Agriculture Nut Warehouse Operator, we are responsible for delivering the loan value of the peanut inventory in our possession as represented on the warehouse receipt on demand. Because the inventory may be stored at our facilities for a significant period of time, the peanut inventory may decrease in value as a result of a decline in the quality of the peanut inventory or shrinkage in the peanut inventory. We are responsible for reimbursing the United States government for any such decline in value associated with quality issues or shrinkage in excess of an allowable amount that arise during our custody of such inventory. Accordingly, a significant decline in the value of the peanut inventory stored at our facilities for these circumstances could have a material adverse effect on our results of operations.
Essentially all of Our Real Property is Encumbered, Which Could Materially and Adversely Affect Our Ability to Obtain Additional Capital if Required Which Would Materially and Adversely Affect Our Financial Condition, Results of Operations and Cash Flows
Our financing arrangements include a mortgage facility, which is secured by essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina. Because essentially all of our owned real property is encumbered, such properties are not available as a means of securing further capital in the event that additional capital is required because of unexpected events, losses or other circumstances, which could materially and adversely affect our financial condition, results of operations and cash flows.
General Economic Conditions Could Materially and Adversely Affect Our Results of Operations and Financial Condition
General economic conditions and the effects of a recession, including uncertainty in economic conditions and an economic downturn, could have a material adverse effect on our cash flow from operations, results of operations and financial condition. These conditions include higher unemployment, increased commodity costs, decreases in consumer demand, changes in buying patterns, a weakened dollar and general transportation and fuel costs. Maintaining the prices of our Company’s products, initiating price increases, including passing along price increases for commodities used in our Company’s products, and increasing the demand for our Company’s profitable products, all of which are important to our Company’s plans to increase its profitability, may be materially and adversely affected by economic conditions. Among other considerations, nuts and our other products are not essential products. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

The OVH Acquisition May Not Produce Expected Results Which Could Materially and Adversely Affect our Results of Operations and Financial Condition
While we believe that the OVH acquisition will prove to be successful and improve our financial performance, we cannot guarantee that the acquisition will not materially and adversely affect our results of operations and financial condition. There are risks inherent with any acquisition such as maintaining the customer base, retaining key employees, the risk that expected synergies, operational efficiencies and cost savings from the OVH acquisition may not be fully realized or realized within the expected timeframe and the risk that unexpected liabilities may arise from the OVH acquisition.
Litigation Could Materially and Adversely Affect Our Financial Condition and Results of Operations
We are currently involved in employment and labor-related litigation and settlement, and may become the subject of additional litigation and settlements in the future, as these types of lawsuits, including the lawsuit and settlement to which we are currently a party, have become more prevalent in the current economic environment. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits is difficult to accurately estimate. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation and settlements may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment or settlement for significant monetary damages could materially and adversely affect our financial condition and results of operations. Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results of operations.
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

a. Principal Facilities
The following table provides certain information regarding our principal facilities:(1)

				Date Company
				Constructed,
				Acquired or First
Location	Square Footage	Type of Interest	Description of Principal Use	Occupied
Bainbridge, Georgia(2)	245,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987

Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1994

Selma, Texas(3)	300,000	Leased	Pecan shelling, processing, packaging, warehousing and distribution	1992

Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993

Elgin, Illinois(4) (Elgin Office Building)	400,000	Owned	Rental Property	2005

Elgin, Illinois(5) (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

(1)	In addition to the properties listed in the table, we own land in Elgin, Illinois, which we originally anticipated using in connection with our facility consolidation project (the “Old Elgin Site”). For a description of the Old Elgin Site, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Real Estate Matters”.

(2)	The Bainbridge facility is subject to a mortgage and deed of trust securing $3.8 million (excluding accrued and unpaid interest) in industrial development bonds. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

(3)	The sale of the Selma, Texas properties to related party partnerships was consummated during the first quarter of fiscal 2007. See Note 1 to the Consolidated Financial Statements - “Property, Plant and Equipment”.

(4)	The Elgin Office Building (part of the Elgin Site) was acquired in April 2005. Approximately 25% of the Elgin Office Building is currently being leased to other third parties. The remaining portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will be necessary to lease the remaining space.

(5)	The Elgin Warehouse Building (part of the Elgin Site) was acquired in April 2005 and was modified to our specifications. Our Chicago area distribution operation was transferred to the Elgin Warehouse Building in July 2006 and our corporate headquarters were relocated to the Elgin Warehouse Building in February 2007. All of our Chicago area processing activities were transferred to the Elgin Warehouse Building by the first quarter of fiscal 2009.

b. Manufacturing Capability, Utilization, Technology and Engineering
Our principal production facilities are equipped with modern processing and packaging machinery and equipment.
The Elgin Site was designed to our specifications with what we believe to be state-of-the-art equipment. The layout is designed to efficiently move products from raw storage to processing to packaging to distribution. All of processing operations at our previous Chicago area facilities were transferred to the Elgin Site by the first quarter of fiscal 2009. Also, the Elgin Site is designed to accommodate an increase in production capacity of 25% to 40% in part because the Elgin Site provides substantially more square footage than the aggregate space previously available in our Chicago area facilities.
The Selma facility contains our automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. For fiscal 2011, we processed approximately 48 million inshell pounds of pecans at the Selma, Texas facility.
The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2011, the Bainbridge facility shelled approximately 47 million inshell pounds of peanuts.
The Garysburg facility has the capacity to process approximately 60 million inshell pounds of farmer stock peanuts annually. For fiscal 2011, the Garysburg facility processed approximately 18 million pounds of inshell peanuts.
The Gustine facility is used for walnut shelling, processing, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. For fiscal 2011, the Gustine facility shelled approximately 42 million inshell pounds of walnuts.
Our Bainbridge, Garysburg, Selma, and Gustine facilities shell peanuts, process peanuts purchased directly from farmers, shell pecans and shell walnuts, respectively. The annual utilization rates for these activities at each facility is outlined above. In addition, the Bainbridge, Garysburg, Selma, and Gustine facilities are equipped to handle the processing, packaging, warehousing and distribution, and in the case of our Bainbridge and Garysburg facilities, the purchasing of nuts. Furthermore, at our Elgin Site, we process, package, warehouse and distribute nuts. We currently have more than sufficient capacity at our facilities to handle the aforementioned operations.
Item 3 — Legal Proceedings
We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition, results of operation or cash flows.
For a discussion of our current legal proceeding and settlement, see “Note 8—Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Item 4 — (Removed and Reserved)

EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on November 9, 2011:
Jeffrey T. Sanfilippo, Chief Executive Officer, age 48 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999.
Michael J. Valentine, Chief Financial Officer, Group President and Secretary, age 52 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. He has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include peanut, imported nut and other ingredient procurement and contract packaging business.
Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary, age 43 — Mr. Sanfilippo has been employed by us since 1992. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our non-peanut shelling operations, including plant operations and procurement.
James A. Valentine, Chief Information Officer, age 47 — Mr. Valentine has been employed by us since 1986 and in November 2006 was named our Chief Information Officer. He served as our Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000.
Michael G. Cannon, Senior Vice President, Corporate Operations, age 58 — Mr. Cannon joined us in October 2005 as Senior Vice President of Operations. Previously, he was Vice President of Operations at Sugar Foods Corp., a manufacturer and distributor of food products, from 1995 to October 2005. Mr. Cannon is responsible for the production operations for all of our facilities.
Thomas J. Fordonski, Senior Vice President, Human Resources, age 58 — Mr. Fordonski joined us in August, 2007 as Vice President of Human Resources and was promoted to Senior Vice President of Human Resources in January 2010. Previously, he was Director of Human Resources for Continental AG, a German-based global manufacturer of electronic automotive equipment. Prior to that, Mr. Fordonski was at Motorola, Incorporated for 25 years, with his career culminating as the Director of Human Resources for the global supply chain in the messaging and cellular communications business. He is responsible for leading the human resources activities and functions.

Robert J. Sarlls, Senior Vice President, Consumer Sales, Strategy and Business Development, age 48 — Mr. Sarlls joined us in May 2009 as Vice President of Strategy and Business Development and was promoted to Senior Vice President of Consumer Sales, Strategy and Business Development in January 2010. Previously, Mr. Sarlls was a Director at RBC Capital Markets, the investment banking arm of the Royal Bank of Canada. Prior to that, he was a Member of Strategic Food Capital Partners, a firm which provided food industry focused advisory services to the private equity community. Prior to that, Mr. Sarlls was a Vice President with Rabobank International, a global leader in providing financing and advisory services to the food and agribusiness industry, for eight years, where he focused on domestic and international mergers & acquisitions. Mr. Sarlls is responsible for leading our Company’s sales to food, drug, mass and specialty retailers in the United States, as well as refining and executing our Company’s business strategies and spearheading domestic and international new business opportunities.
Everardo Soria, Senior Vice President, Pecan Operations and Procurement, age 54 — Mr. Soria has been with us since 1985. He was named Director of Pecan Operations in July 1995 and was named Vice President Pecan Operations and Procurement in January 2002. Mr. Soria was named Senior Vice President Pecan Operations and Procurement in August 2003. He is responsible for overseeing the procurement of pecans and for the shelling of pecans at our Selma, Texas facility.
Walter (Bobby) Tankersley Jr., Senior Vice President, Procurement and Commodity Risk Management, age 59 — Mr. Tankersley has been employed by us since January 2002 and was named Senior Vice President of Procurement and Commodity Risk Management in January 2011. Previously, Mr. Tankersley was Senior Vice President of Industrial Sales. He has over 30 years of experience in the nut industry where he was previously Vice President of Sales & Marketing at the Young Pecan Company and Director of Industrial Sales at the Mauna Loa Macadamia Nut Company. Mr. Tankersley is responsible for procurement of almonds, walnuts, macadamias and pistachios as well as providing commodity analysis, crop forecasts, and consumption trend analysis for various nut commodities.
Jose Cabanin, Vice President, International Sales, age 55 — Mr. Cabanin joined us in May 2008 as Vice President of International Sales. From 2005 to 2008, he was the Vice President of International Sales at Home Products International, a leading manufacturer of storage and organizational products sold throughout the United States, Canada and Latin America. From 1999 to 2005, he was the Senior Vice President of International Sales for Medline Industries, a privately held manufacturer and distributor of healthcare products. Mr. Cabanin is responsible for leading our international sales activities.
Brenda Cannon, Vice President, Food Safety/Quality, age 56 — Ms. Cannon has been employed by us since June, 2008 bringing over 30 years experience in the food industry to our company. Previously, Ms. Cannon was the Director Food Safety/Quality at The Cheesecake Factory Bakeries, Inc for three years. Prior to that Ms. Cannon was with Sugar Foods Corporation for 14 years, managing quality, food safety and R&D culminating as the Vice President of Food Safety/Quality and Technical Services. Ms. Cannon is responsible for developing, implementing and leading food safety and quality policies, procedures and programs at the corporate level and at the manufacturing sites.
John H. Garoni, Vice President, Commercial Ingredient Sales, age 66 — Mr. Garoni has been employed by us since 1991 and was named Vice President of Commercial Ingredient Sales in January 2011. Previously, Mr. Garoni was Vice President of Foodservice Sales, a position he received in August 2009. Mr. Garoni has over 25 years experience in the nut industry. Previously he was Vice President of Sales over Industrial and Foodservice Sales at Sunshine Nut Company (which we acquired in 1991). Prior to that Mr. Garoni was a District Manager with American Can/James River Corporation in Central and South Texas for over 12 years. He is responsible for directing the sales of our Commercial Ingredient channel, a combination of our industrial and food service distribution channels.
Frank S. Pellegrino, Vice President, Finance and Corporate Controller, age 37 — Mr. Pellegrino joined us in January 2007 as Director of Accounting and was appointed Corporate Controller in September 2007. In January 2009, he was named Vice President Finance and Corporate Controller. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor, from June 2003 to January 2007. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP, where he was employed from 1996 to 2003. Mr. Pellegrino is responsible for our accounting functions.

William R. Pokrajac, Vice President, Risk Management and Investor Relations and Treasurer, age 57 — Mr. Pokrajac has been with us since 1985. He served as our Controller from 1987 to August 2003 and as our Vice President of Finance from 2001 until September 2007, when he was named Vice President, Risk Management and Investor Relations. Mr. Pokrajac is responsible for our risk management and investor relation activities, and was named our Treasurer in January 2009.
Howard Brandeisky, Vice President Marketing, Innovation & Customer Solutions, age 50 — Mr. Brandeisky joined us in April 2010 as Vice President, Marketing & Innovation. His role was expanded to include Customer Solutions in March 2011. Previously, he was an independent consultant in the food industry for a year. Prior to that, Mr. Brandeisky was at Kraft Foods, Inc. for 24 years, with his career culminating as a Vice President of Marketing. He is responsible for leading the marketing, research & development, and customer solutions activities and functions.
Christopher Gardier, Vice President, Consumer Sales, age 51 — Mr. Gardier joined us in May 2010. Previously, Mr. Gardier was the Vice President Sales for the Snacks Division at The Hain Celestial Group, where he led a national sales team of eight regional managers selling natural and organic salty snack brands. Prior to that, Mr. Gardier was a Customer Vice President, Central Region at Pepperidge Farm for six years, where he led a team of independent biscuit and bakery distributors covering 13 Midwestern states. Prior to that, Mr. Gardier was a Director of National Accounts at Frito Lay for almost five years, where he led a sales and operations team responsible for the mass merchandising channel. Mr. Gardier is responsible for leading our Consumer Sales efforts in the food, mass, club, drug and natural channels.
Herbert J. Marros, Director of Financial Reporting and Taxation, age 53 — Mr. Marros has been with us since 1995. Mr. Marros served as Assistant Controller from 1995 until 2003, when he was promoted to Controller. In September 2007, he was named Director of Financial Reporting and Taxation. Mr. Marros is responsible for our internal and external financial reporting and tax activities.
RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS
Jasper B. Sanfilippo, a director and former Chairman of the Board of our Company, is (i) the father of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, executive officers and directors of our Company, (ii) the brother-in-law of Mathias A. Valentine, a director of our Company, and (iii) the uncle of Michael J. Valentine, an executive officer and a director of our Company and James A. Valentine, an executive officer of our Company. Mathias A. Valentine, a director of our Company, is (i) the father of Michael J. Valentine, an executive officer and director of our Company, and James A. Valentine, an executive officer of our Company, (ii) the brother-in-law of Jasper B. Sanfilippo, a director of our Company, and (iii) the uncle of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, executive officers and directors of our Company. Michael J. Valentine, Chief Financial Officer, Group President and Secretary and a director of our Company, is (i) the son of Mathias A. Valentine, (ii) the brother of James A. Valentine, (iii) the nephew of Jasper B. Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo. Jeffrey T. Sanfilippo, Chief Executive Officer and a director of our Company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jasper B. Sanfilippo, Jr., (iii) the nephew of Mathias A. Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine. Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and a director of our Company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jeffrey T. Sanfilippo, (iii) the nephew of Mathias A. Valentine, and (iv) the cousin of Michael J. Valentine and James A. Valentine. James A. Valentine, Chief Information Officer, is (i) the son of Mathias A. Valentine, (ii) the brother of Michael J Valentine, (iii) the nephew of Jasper B. Sanfilippo, and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo. Michael G. Cannon, an executive officer of our Company, is married to Brenda Cannon, also an executive officer of our Company. Timothy R. Donovan, a member of our Board of Directors, is a nephew by marriage of Jasper B. Sanfilippo and Mathias A. Valentine, both of whom are directors of our Company, and the first cousin by marriage of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, Michael J. Valentine and James A. Valentine, each of whom is an executive officer and certain of whom are also directors of our Company.

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

	Price Range of
	Common Stock
Year Ended June 30, 2011	High	Low
4th Quarter	$12.50	$7.60
3rd Quarter	$12.90	$11.14
2nd Quarter	$15.19	$11.65
1st Quarter	$16.20	$12.00

	Price Range of
	Common Stock
Year Ended June 24, 2010	High	Low
4th Quarter	$16.00	$12.12
3rd Quarter	$17.50	$14.29
2nd Quarter	$17.68	$10.88
1st Quarter	$12.50	$7.03
As of August 30, 2011, there were 61 holders and 15 holders of record of our Common Stock and Class A Stock, respectively.
Under our Company’s Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on our common equity. However, our current financing agreements prohibit the payment of dividends other than in the form of Common Stock. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Arrangements.” Our Board of Directors has not declared dividends since 1995.
For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings of Jasper B. Sanfilippo or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are executive officers of our Company or who have formed a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with either Jasper B. Sanfilippo or Mathias A. Valentine) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2011 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans
The following table sets forth information as of June 30, 2011, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by stockholders of our Company and equity compensation plans not previously approved by our Company’s stockholders.
Equity Compensation Plan Information

(c) Number of
securities remaining
	(a) Number of	(b) Weighted	available for future
	securities to be	average exercise	issuance under equity
	issued upon	price of	compensation plans
	exercise of	outstanding	(excluding securities
	options, warrants	options, warrants	reflected in Column
Plan Category	and rights	and rights	(a))
Equity compensation plans approved by stockholders — stock options	287,875	$11.99	794,834	(1)

Equity compensation plans approved by stockholders — restricted stock units	187,500	—	309,834	(1)

Equity compensation plans not approved by stockholders	—	—	—

(1)	Under our 2008 Equity Incentive Plan, as amended, a total of 794,834 equity based stock awards are available for distribution, 312,500 of which may be used for grants of Common Stock, restricted stock and restricted stock units.
Item 6 — Selected Financial Data
The following historical consolidated financial data as of and for the years ended June 30, 2011, June 24, 2010, June 25, 2009, June 26, 2008 and June 28, 2007 were derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations. Our Board of Directors has not declared dividends since 1995. OVH results are included from May 21, 2010, the acquisition date.

Statement of Operations Data: (dollars in thousands, except per share data)

	Year Ended
	June 30,	June 24,	June 25,	June 26,	June 28,
	2011	2010	2009	2008	2007
Net sales	$674,212	$561,633	$553,846	$541,771	$540,858
Cost of sales	590,021	466,847	481,447	475,538	499,569

Gross profit	84,191	94,786	72,399	66,233	41,289
Selling and administrative expenses	68,273	65,114	57,150	53,797	55,457
Restructuring expenses	—	—	(332)	1,765	—
Gain related to real estate sales	—	—	—	—	(3,047)
Goodwill impairment loss	5,662	—	—	—	—

Income (loss) from operations	10,256	29,672	15,581	10,671	(11,121)
Interest expense	(6,444)	(5,653)	(7,646)	(10,502)	(9,347)
Debt extinguishment costs	—	—	—	(6,737)	—
Rental and miscellaneous (expense) income, net	(1,026)	(1,147)	(1,277)	(286)	(629)

Income (loss) before income taxes	2,786	22,872	6,658	(6,854)	(21,097)
Income tax (benefit) expense	(49)	8,447	(259)	(897)	(7,520)

Net income (loss)	$2,835	$14,425	$6,917	$(5,957)	$(13,577)

Basic earnings (loss) per common share	$0.27	$1.36	$0.65	$(0.56)	$(1.28)
Diluted earnings (loss) per common share	$0.26	$1.34	$0.65	$(0.56)	$(1.28)
Balance Sheet Data: (dollars in thousands)

	June 30,	June 24,	June 25,	June 26,	June 28,
	2011	2010	2009	2008	2007
Working capital	$65,337	$49,149	$52,701	$42,863	$15,461
Total assets	351,788	358,281	322,699	350,784	367,271
Long-term debt, less current maturities	42,430	42,680	49,016	52,356	19,783
Total debt	101,224	98,666	93,938	132,555	148,034
Stockholders’ equity	183,707	179,894	165,499	158,372	162,991
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the year ended June 30, 2011 consisted of fifty-three weeks, as our fourth quarter consisted of fourteen weeks. References herein to fiscal 2012 are to the fiscal year ending June 28, 2012. References herein to fiscal 2011 are to the fiscal year ended June 30, 2011. References herein to fiscal 2010 are to the fiscal year ended June 24, 2010. References herein to fiscal 2009 are to the fiscal year ended June 25, 2009. As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”
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
We developed a five-year strategic plan (the “Strategic Plan”) during fiscal 2009 to help us achieve long-term profitable growth. Our long-term goals include (i) attaining recognition by global retailers, food service providers and consumers as a world class nut partner, (ii) attaining recognition as a high quality, well-run food business that utilizes our vast industry knowledge and innovation to achieve high growth and profitability, (iii) meeting the demands of nut consumers throughout the world, (iv) profitably increasing our market share in private brands by using innovation valued by our customers, (v) substantially increasing our presence in the food service distribution channel, (vi) providing the best total solution to retailers by increasing our presence beyond the traditional nut aisles of stores, (vii) utilizing our Fisher brand name recognition as a foundation for targeted sustained growth via value-added snack and baking products, and (viii) utilizing acquisitions, joint ventures and/or strategic alliances as they present themselves to grow our business and expand into new target markets. We have executed portions of this strategy through fiscal 2011, including a significant increase in private label business with a customer, a renewed focus on our branded business, and consummating the acquisition of certain assets of OVH, which gives us a significant presence in the produce section of supermarkets. While higher commodity costs caused our fiscal 2011 operating results to be substantially less than our operating results achieved in fiscal 2010 and fiscal 2009, we remain committed to our Strategic Plan and to delivering long-term profitable growth. We successfully implemented price increases to all major customers by the third quarter of fiscal 2011 and experienced improved gross profit margins. Our gross profit, measured in dollars, for the fourth quarter of fiscal 2011 exceeded the gross profit for the fourth quarter of fiscal 2010.
We face a number of challenges in the future. Specific challenges, among others, include: higher commodity costs, including as a result of increased demand for pecans and walnuts in China, intensified competition and executing our Strategic Plan. We will continue to focus on seeking additional profitable business to utilize the additional production capacity at our Elgin Site that houses our primary manufacturing operations and corporate headquarters. We have been, and we expect to continue to be, able to devote more funds to promote and advertise our Fisher brand in order to attempt to regain market share that has been lost in recent years. However, this effort is challenging because, among other things, consumer preferences have shifted towards lower-priced private label products from higher-priced branded products as a result of economic conditions (although this has also benefited our private label business). In addition, private label products generally provide lower margins than branded products. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part I, Item 1A — “Risk Factors”.
Annual Highlights
Our net sales increased 20.0% to $674.2 million for fiscal 2011 from $561.6 million for fiscal 2010. Including sales volume (measured as pounds shipped to customers) associated with OVH products, sales volume for fiscal 2011 increased by 3.8% in comparison to sales volume for fiscal 2010. The increase in net sales was attributable primarily to price increases implemented during fiscal 2011. The sales volume increase primarily was driven by volume increases in the consumer and contract packaging distribution channel. The increase in sales volume in the consumer channel was attributable to sales of OVH products. The increase in sales volume in the contract packaging distribution channel was attributable to higher sales of chocolate covered products and peanuts. Before considering the sales of OVH products, net sales would have increased by 11.5%, and sales volume would have declined by 2.0% in the annual comparison.
Our gross profit margin, as a percentage of net sales, decreased to 12.5% for fiscal 2011 from 16.9% for fiscal 2010. The decrease in gross profit margin was almost entirely attributable to significantly higher acquisition costs for tree nuts, beginning in the second quarter of fiscal 2011, to the extent they were not offset by price increases until the third quarter of fiscal 2011. Our gross profit margin improved during the fourth quarter of fiscal 2011. We successfully integrated all OVH activities with the rest of our business with the goal of achieving the greatest efficiencies possible. We incurred $0.8 million of expenses relocating all OVH processing from its original Modesto, California location to our locations in Gustine, California and Elgin, Illinois. The relocation is complete and no material adverse impact has occurred or is anticipated to occur from this integration. Going forward, we expect to realize certain additional efficiencies through our integration efforts.
Operating expenses for fiscal 2011 included goodwill impairment of $5.7 million. Goodwill was assigned to our single reporting unit as a result of the OVH acquisition. During the fourth quarter of fiscal 2011, we experienced a significant decline in the market value of our Company, which was indicative of the potential for goodwill impairment. During the fourth quarter of fiscal 2011, we performed our annual impairment analysis using the two step impairment test set forth in Accounting Standards Codification (“ASC”) 350. After conducting the two step impairment test, we concluded that the entire goodwill balance of $5.7 million was impaired.

Results of Operations
The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2010 to fiscal 2011 and from fiscal 2009 to fiscal 2010.

	Percentage of Net Sales			Percentage Increase/(Decrease)
				Fiscal 2011	Fiscal 2010
	Fiscal 2011	Fiscal 2010	Fiscal 2009	vs. 2010	vs. 2009
Net sales	100.0%	100.0%	100.0%	20.0%	1.4%
Gross profit	12.5	16.9	13.1	(11.2)	30.9
Selling expenses	6.6	7.2	6.6	9.5	11.0
Administrative expenses	3.5	4.4	3.7	(2.8)	19.0
Fiscal 2011 Compared to Fiscal 2010
Net Sales.
Our net sales increased 20.0% to $674.2 million for fiscal 2011 from $561.6 million for fiscal 2010. Including sales volume associated with OVH products, sales volume for fiscal 2011 increased by 3.8% in comparison to sales volume for fiscal 2010. The increase in net sales was attributable primarily to price increases implemented during fiscal 2011. The sales volume increase primarily was driven by volume increases in the consumer and contract packaging distribution channel. The increase in sales volume in the consumer channel was attributable to sales of OVH products. The increase in sales volume in the contract packaging distribution channel was attributable to higher sales of chocolate covered products and peanuts. Before considering the sales of OVH products, net sales would have increased by 11.5%, and sales volume would have declined by 2.0% in the annual comparison.
The following table shows a comparison of sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2011	Fiscal 2010
Consumer	$414,486	$331,509
Industrial	87,830	78,255
Food Service	72,987	63,186
Contract Packaging	64,025	52,332
Export	34,884	36,351

Total	$674,212	$561,633

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2011	Fiscal 2010
Peanuts	16.2%	19.9%
Pecans	18.8	19.0
Cashews & Mixed Nuts	21.0	21.1
Walnuts	12.0	12.4
Almonds	13.8	11.5
Other	18.2	16.1

Total	100.0%	100.0%

For both fiscal 2011 and fiscal 2010, the largest component of the “Other” product type was trail and snack mixes which include nut products.

Net sales in the consumer distribution channel increased by 25.0% in dollars and 7.5% in volume in fiscal 2011 compared to fiscal 2010. Excluding OVH sales, sales volume decreased by 2.0% in fiscal 2011 compared to fiscal 2010. Private label consumer sales volume increased by 8.2% in fiscal 2011 compared to fiscal 2010 due to OVH business. Sales volume would have decreased slightly if OVH sales were excluded, primarily due to business lost at a significant customer that represented $9.4 million in sales in fiscal 2010. Fisher brand sales volume decreased by 7.4% in fiscal 2011 compared to fiscal 2010, primarily due to decreases in Fisher snack nut and Fisher peanut butter business.
Net sales in the industrial distribution channel increased by 12.2% in dollars, but decreased 14.3% in sales volume in fiscal 2011 compared fiscal 2010. The sales volume decrease was primarily due to lower pecan and walnut sales mainly from a limited supply of pecans and walnuts available for the industrial distribution channel and lower peanut sales to other peanut processors.
Net sales in the food service distribution channel increased by 15.5% in dollars and 3.4% in volume in fiscal 2011 compared to fiscal 2010. The sales volume increase was primarily due to higher peanut butter sales at food service distributors.
Net sales in the contract packaging distribution channel increased by 22.3% in dollars and 18.9% in volume in fiscal 2011 compared to fiscal 2010. The sales volume increase was due to increased sales of chocolate covered products and peanuts to our major contract packaging customer.
Net sales in the export distribution channel decreased by 4.0% in dollars and 10.4% in volume in fiscal 2011 compared to fiscal 2010. The decrease in sales volume was due primarily to lost business at a major export retail customer.
Gross Profit.
Gross profit decreased 11.2% to $84.2 million in fiscal 2011 from $94.8 million in fiscal 2010. Our gross profit margin, as a percentage of net sales, decreased to 12.5% for fiscal 2011 from 16.9% for fiscal 2010. The decrease in the gross profit margin was almost entirely attributable to significantly higher acquisition costs for tree nuts, beginning in the second quarter of fiscal 2011, to the extent that they were not offset by price increases implemented during those periods. Price increases were not fully implemented until the third quarter of fiscal 2011. Increased global demand for tree nuts was the primary driver for the increase in acquisition costs. The decrease in gross profit margin was also due to lower gross profit margins on sales of walnuts and pecans because of the need to purchase high cost shelled walnuts and pecans in the spot market during the first quarter of fiscal 2011. The prices for shelled walnuts and pecans during the first quarter of fiscal 2011 were unusually high due to low inventories in the industry. Shelled walnut purchases were made during the first quarter of fiscal 2011 to supply an increase in sales volume with existing customers that in many cases exceeded forecasted volume by a considerable amount. Shelled pecan purchases were made during the first quarter of fiscal 2011 to supply new pecan business that started shipping in the fourth quarter of fiscal 2010 and continued into fiscal 2011, and to supplement a shortfall in inshell pecan purchases from the 2009 crop due to the unprecedented amount of inshell pecans that were exported to China. The purchase of shelled walnuts and shelled pecans described in the preceding two sentences were generally made at prices that exceeded or were almost equal to the price at which we sold the products to our customers, which negatively impacted our gross profit margins. Gross profit margins also declined on sales of cashews because of significantly higher acquisition costs. We also incurred $0.8 million in moving expenses in relocating OVH’s operations to our locations in Gustine, California and Elgin, Illinois. We expect that this relocation will result in additional manufacturing efficiencies in succeeding years.
Operating Expenses.
Selling and administrative expenses for fiscal 2011 decreased to 10.1% of net sales from 11.6% of net sales for fiscal 2010. Selling expenses for fiscal 2011 were $44.3 million, an increase of $3.9 million, or 9.5%, over the amount recorded for fiscal 2010. Increases in selling expenses related to (i) compensation expense of $0.7 million, (ii) freight costs of $3.9 million, and (iii) marketing and promotional expenses of $1.4 million, which were partially offset by a $3.0 million decrease in incentive compensation expense, $0.7 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation due to current year performance. Administrative expenses for fiscal 2011 were $23.9 million, a decrease of $0.7 million, or 2.8%, from the amount recorded for fiscal 2010. Increases in administrative expenses included (i) a $1.7 million increase in the projected earn-out payments related to the OVH acquisition, (ii) a $1.6 million increase in amortization related to OVH intangibles, (iii) a $2.0 million increase in litigation accruals, (iv) a $0.7 million write down of machinery and equipment related to the OVH relocation, and (v) a $0.8 million increase in compensation expense. These increases in administrative expenses were offset by (i) a $1.1 million settlement related to the fiscal 2009 pistachio recall and (ii) a $6.0 million reduction in incentive compensation expense, $1.6 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation due to current year performance.
Operating expenses for fiscal 2011 included goodwill impairment of $5.7 million. Goodwill was assigned to our single reporting unit as a result of the OVH acquisition. During the fourth quarter of fiscal 2011, we experienced a significant decline in the market value of our Company, which was indicative of the potential for goodwill impairment. During the fourth quarter of fiscal 2011, we performed our annual impairment analysis using the two step impairment test set forth in ASC 350. In evaluating the recoverability of goodwill pursuant to ASC 350, we took into consideration current and anticipated future operating results including the likelihood that future gross profit margins will continue to be pressured by historically high tree nut acquisition costs, which it expects to be driven by increasing tree nut consumption in emerging markets. After conducting the two step impairment test, we concluded that the entire goodwill balance of $5.7 million was impaired. The impairment was primarily due to the significant decline in the market value and operating results of the Company in fiscal 2011, which have been negatively impacted by challenging market conditions.
Income from Operations.
Due to the factors discussed above, our income from our operations was $10.3 million, or 1.5% of net sales, for fiscal 2011, compared to $29.7 million, or 5.3% of net sales, for fiscal 2010.
Interest Expense.
Interest expense was $6.4 million for fiscal 2011 compared to $5.7 million for fiscal 2010. The increase in interest expense resulted from higher average short-term debt levels during both periods, which were driven by significantly higher acquisition costs for tree nuts.
Rental and Miscellaneous Expense, Net.
Net rental and miscellaneous expense was $1.0 million for fiscal 2011 compared to $1.1 million for fiscal 2010. The reduction in net expense was due to a $0.2 million increase in rental income for space at the office building on the Elgin Site, partially offset by higher operating expenses.
Income Tax (Benefit) Expense.
Income tax benefit was ($0.05) million, or (1.8%) of income before income taxes, for fiscal 2011 compared to income tax expense of $8.4 million, or 36.9% of income before income taxes for fiscal 2010. The impact of the rate reconciling items for fiscal 2011 is greater than fiscal 2010 primarily because income before income taxes is lower in fiscal year 2011. The 2011 effective tax rate was impacted by the following: (i) $0.5 million favorable impact of state tax benefits due to favorable resolution of state tax audit, expected utilization of state investment tax credits, state tax rate changes and other tax provision adjustments; (ii) $0.2 million favorable impact due to recognizing current year research and development credit and reinstatement of the prior year credit; (iii) $0.3 million favorable impact related to the domestic producers deduction which increased to 9% in 2011 from 6% in 2010; and (iv) $0.1 million favorable impact due to a lower level of current year federal taxable income which is taxed at 34%.
Net Income.
Net income was $2.8 million, or $0.27 basic and $0.26 diluted per common share, for fiscal 2011, compared to $14.4 million, or $1.36 basic and $1.34 diluted per common share, for fiscal 2010, due to the factors discussed above.
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
The following table shows a comparison of sales by distribution channel, and as a percentage of total net sales (dollars in thousands):

Distribution Channel	Fiscal 2010		Fiscal 2009
Consumer	$331,509	59.0%	$317,097	57.3%
Industrial	78,255	13.9	79,147	14.3
Food Service	63,186	11.3	64,657	11.7
Contract Packaging	52,332	9.3	55,753	10.0
Export	36,351	6.5	37,192	6.7

Total	$561,633	100.0%	$553,846	100.0%

The following table shows an annual comparison of sales by product type as a percentage of total gross sales. The table is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2010	Fiscal 2009
Peanuts	19.9%	21.8%
Pecans	19.0	19.2
Cashews & Mixed Nuts	21.1	22.5
Walnuts	12.4	13.3
Almonds	11.5	11.3
Other	16.1	11.9

Total	100.0%	100.0%

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
Net sales in the food service distribution channel decreased by 2.3% in dollars, but increased 4.3% in volume in fiscal 2010 compared to fiscal 2009. The increase in volume was due primarily to a $2.0 million increase in peanut butter business at certain food service distributors.
Net sales in the contract packaging distribution channel decreased by 6.1% in dollars and 2.2% in volume in fiscal 2010 compared to fiscal 2009. The sales volume decrease was due to lower sales to our major contract packaging customer. This decrease was partially offset during the first half of fiscal 2010 by increased sales to a separate contract packaging customer.
Net sales in the export distribution channel decreased by 2.3% in dollars and 2.5% in volume in fiscal 2010 compared to fiscal 2009. The decrease in volume was due primarily to lower walnut sales to industrial export customers.

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
Operating Expenses.
Selling expenses for fiscal 2010 were $40.5 million, an increase of $4.0 million, or 11.0%, from fiscal 2009. This increase was primarily due to (i) a $1.3 million increase in salaries due primarily to the expansion of our sales and marketing teams, (ii) a $1.0 million increase in incentive compensation expense due to improved operating results and a higher number of participants, and (iii) a $1.3 million increase in marketing and advertising expenditures. Administrative expenses for fiscal 2010 were $24.6 million, an increase of $3.9 million, or 19.0%, from fiscal 2009. This increase was primarily due to (i) a $0.8 million increase in compensation expense, (ii) a $2.1 million increase in incentive compensation expense from improved operating results and a higher number of participants, and (iii) a $0.7 million increase in legal and other advisory fees related to the amendment of our Credit Facility and transaction costs associated with the OVH acquisition. These increases were partially offset by a $0.6 million decrease in recall costs. While the OVH acquisition contributed to the increase in operating expenses for fiscal 2010 compared to fiscal 2009, the effect was not significant. Amortization expense related to the OVH acquisition was $0.2 million in fiscal 2010. Operating expenses were reduced by $0.3 million during the first quarter of fiscal 2009 for the difference between our previously estimated cost of withdrawal from the multiemployer pension plan and the actual cost determined by the multiemployer pension plan.
Income from Operations.
Due to the factors discussed above, the income from our operations was $29.7 million, or 5.3% of net sales, for fiscal 2010, compared to $15.6 million, or 2.8% of net sales, for fiscal 2009.
Interest Expense.
Interest expense decreased to $5.7 million for fiscal 2010 from $7.6 million for fiscal 2009. The decrease was primarily due to lower average debt levels during fiscal 2010 compared to fiscal 2009.
Rental and Miscellaneous (Expense) Income, Net.
Net rental and miscellaneous (expense) income was an expense of $1.1 million for fiscal 2010 compared to an expense of $1.3 million for fiscal 2009. The net rental and miscellaneous expense was due to the vacancy rate at the office building located at the Elgin Site.
Income Tax Expense (Benefit).
Income tax expense was $8.4 million, or 36.9% of income before income taxes, for fiscal 2010 compared to income tax benefit of $(0.3) million, or (3.9)% of income before income taxes, for fiscal 2009. We eliminated the valuation allowance related to the potential realization of net operating loss carryforwards during the fourth quarter of fiscal 2009. Our fiscal 2010 profitability enabled us to take advantage of the domestic manufacturing deduction for fiscal 2010, which was included in our effective tax rate estimate.
Net Income.
Net income was $14.4 million, or $1.36 basic and $1.34 diluted per common share, for fiscal 2010, compared to $6.9 million, or $0.65 basic and diluted per common share, for fiscal 2009, due to the factors discussed above.

Liquidity and Capital Resources
General.
The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan, repay indebtedness and pay contingent earn-out liabilities. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. The increase in our available credit under our Credit Facility due to our improved financial performance in fiscal 2009 and fiscal 2010 allowed us to consummate the OVH acquisition, devote more funds to promote our products, especially our Fisher and Orchard Valley Harvest brands and explore other growth strategies outlined in our Strategic Plan, including further acquisitions. The consummation of any significant future acquisitions would generally require the approval of our lenders under the Credit Facility. The decrease in our operating results during fiscal 2011 was due primarily to increased commodity costs, especially for pecans and other tree nuts. While our fiscal 2011 operating results have negatively impacted our current financial position, we remain committed to our Strategic Plan and delivering long-term profitable growth.
On July 15, 2011, we entered into a Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment extends the maturity date of the Credit Facility from February 7, 2013 to July 15, 2016. In addition, the Second Amendment increases the amount by which we may increase the revolving credit commitment available under the Credit Facility from $15.0 million to $22.5 million.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
Net cash provided by operating activities was $7.2 million for fiscal 2011 compared to $42.1 million for fiscal 2010. This decrease of $34.8 million was primarily due to an approximately 54% increase in the weighted average purchase cost for tree nuts for fiscal 2011 compared to fiscal 2010.
We repaid $5.3 million of long-term debt during fiscal 2011, $3.3 million of which was related to the Mortgage Facility (as defined below). The net increase in our Credit Facility was $7.5 million during fiscal 2011 compared to a net increase of $7.2 million (including funding the OVH acquisition of $32.8 million) during fiscal 2010. This increase in short-term borrowings under our Credit Facility was primarily due to the significant increase in our weighted average purchase cost for tree nuts.
Total inventories were $128.9 million at June 30, 2011, an increase of $14.6 million, or 12.7%, from the inventory balance at June 24, 2010. The increase is primarily due to significantly higher commodity costs. While the dollar value of inventories increased, the quantity on hand (as measured in pounds) actually decreased by 13.4% during fiscal 2011.
Net accounts receivable were $39.0 million at June 30, 2011, a decrease of $0.9 million, or 2.2%, from the balance at June 24, 2010. Accounts receivable allowances were $2.9 million at June 30, 2011 compared to $2.1 million at June 24, 2010. The increase in accounts receivable allowances was primarily due to our increase in net sales for fiscal 2011.
Poor economic conditions may adversely impact demand for consumer products. These conditions could, among other things, have a material adverse effect on the cash received from our operations. See Part I, Item 1A — “Risk Factors”.
Real Estate Matters.
In August 2008, we completed the consolidation of our Chicago-based facilities into the Elgin Site. As part of the facility consolidation project, on April 15, 2005, we closed on the $48.0 million purchase of the Elgin Site. The Elgin Site includes both an office building and a warehouse, and affords us increased production capacity, such that we are currently able to offer our services to existing and new customers on an expanded basis. We are currently attempting to find replacement tenant(s) for the space that was previously rented by the seller of the Elgin Site. Until replacement tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 75% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the Elgin Site.
On March 28, 2006, our wholly-owned subsidiary JBSS Properties, LLC acquired title by quitclaim deed to the Old Elgin Site for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). While we are currently actively searching for potential buyers for the Old Elgin Site, we cannot ensure that a sale will occur in the next twelve months, if at all. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender (as defined below) prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale. We have incurred $6.8 million of total costs under the Development Agreement which are recorded as “Rental Investment Property” at June 30, 2011. We have reviewed the assets under the Development Agreement for potential impairment and concluded that no impairment charges were required.
Financing Arrangements.
On February 7, 2008, we entered into the Credit Facility with a bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility. Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”).
The Credit Facility is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin, Illinois real property includes almost all of the Old Elgin Site that was purchased prior to our purchase of the land in Elgin, Illinois, on which our Chicago area operations are now consolidated.
On July 15, 2011, we entered into the Second Amendment to the Credit Facility. The Second Amendment extends the maturity date of the Credit Facility from February 7, 2013 to July 15, 2016. In addition, the Second Amendment increases the amount by which we may increase the revolving borrowing capacity available under the Credit Facility from $15.0 million to $22.5 million.
The portion of the borrowing base calculation based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of June 30, 2011, the weighted average interest rate for the Credit Facility was 2.79%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of our Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 30, 2011, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 30, 2011, we had $61.4 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.
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
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 30, 2011, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $26.0 million has been classified as long-term debt as of June 30, 2011. This $26.0 million represents scheduled principal payments due under Tranche A beyond twelve months of June 30, 2011.
We financed the acquisition, construction and equipping of our Bainbridge, Georgia facility (a peanut shelling plant) with industrial development bonds (the “bonds”) in 1987. As of June 30, 2011, we had $3.8 million in aggregate principal amount of the bonds outstanding. On June 1, 2011, we redeemed $0.5 million and remarketed the bonds, resetting the interest rate at 3.00% through May 2013, and at a market rate to be determined thereafter. On June 1, 2013, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.5 million in fiscal 2012 to $0.8 million in fiscal 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.
In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the Selma Properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and therefore the financing obligation is being accounted for similarly to the accounting for a capital lease, whereby the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of June 30, 2011, $13.2 million of the debt obligation was outstanding.
Capital Expenditures.
We spent $5.2 million on capital expenditures during fiscal 2011 compared to $8.5 million during fiscal 2010. We expect total capital expenditures for equipment upgrades, facility maintenance and food safety enhancements for fiscal 2012 to be approximately $8.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet cash requirements for capital expenditures.
Off-Balance Sheet Arrangements
As of June 30, 2011, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Contractual Cash Obligations
At June 30, 2011, we had the following contractual cash obligations for long-term debt (including scheduled interest payments), capital leases, operating leases, the Credit Facility and purchase obligations (amounts in this subsection in thousands):

		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$79,384	$13,875	$14,570	$10,302	$40,637

Capital lease obligations	300	183	116	1	—

Minimum operating lease commitments	1,861	928	727	206	—

Revolving credit facility borrowings	47,985	—	47,985	—	—

Purchase obligations	127,041	127,041	—	—	—

Other long-term liabilities reflected on our balance sheet	—	—	—	—	—

Total contractual cash obligations	$256,571	$142,027	$63,398	$10,509	$40,637

Interest obligations on floating rate debt instruments are calculated using interest rates in effect as of June 30, 2011. See Note 6 to the Consolidated Financial Statement for further detail on the Company’s long-term debt obligations. Amounts outstanding under our Credit Facility, while classified as current liabilities, are included in the “1 — 3 Years” column based upon the term of the Credit Facility as of June 30, 2011. The Credit Facility was amended in July 2011 to extend the maturity date to July 15, 2016. The purchase obligations represent $127,041 of inventory purchases. Additionally, we have $11,221 of projected retirement obligations, not included in the above table, recorded on our balance sheet as of June 30, 2011. See Note 12 in the Notes to Consolidated Financial Statements for further details. Also, as a licensed United States Department of Agriculture Nut Warehouse Operator, we are responsible for delivering the loan value of the peanut inventory in our possession as represented on the warehouse receipt to the holder of the warehouse receipt on demand. We are responsible for any decline in the value of the peanut inventory due to a decline in quality or shrinkage. Based on current expectations and historical experience, no amounts related to a potential decline in the value of peanut inventory are included in the schedule above.

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
Revenue Recognition.
We recognize revenue when persuasive evidence of an arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. We sell our products under some arrangements, which include customer contracts that fix the sales price for periods typically of up to one year for some industrial customers, and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and food service customers. Reserves for these programs are established based upon the terms of specific arrangements. Revenues are recorded net of rebates and promotion and marketing allowances. Revenues are also recorded net of expected customer deductions which are provided for based upon past experiences. While customers do have the right to return products, past experience has demonstrated that product returns have been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances.
Inventories.
Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts, dried fruit and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market which approximates actual cost. Inventory costs are reviewed at least quarterly. Fluctuations in the market price of pecans, peanuts, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. When expected market sales prices move below costs, we record adjustments to write down the carrying values of inventories to the lower of cost (first-in, first-out) or market which approximates actual cost. The results of our shelling process can also result in changes to our inventory costs, for example based upon actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based upon our inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates, which historically have been less than 0.5% of inventory purchases, are also recorded.
Goodwill.
In accordance with authoritative guidance on goodwill under the provisions of ASC 350, goodwill is subject to impairment testing at least annually or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our impairment test, annually during the fourth quarter, using the two-step method in which the carrying amount of our single reporting unit is compared to its fair value, estimated based on a weighting of income and market approach methods. If the carrying amount of our reporting unit exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the goodwill assigned to the reporting unit exceeds the implied fair value of that goodwill. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

We completed an acquisition of certain assets and liabilities of OVH during the fourth quarter of fiscal 2010. The goodwill resulting from the OVH acquisition was assigned to our single operating segment and reporting unit. During the fourth quarter of fiscal 2011, we experienced a significant decline in the market value of our Company, and also performed our annual impairment analysis under the provisions of ASC 350. We used a combination of the income approach and various market approaches to determine the fair value of our reporting unit. The discount rate applied in our income approach of 14.5% was reflective of a market-participant-derived weighted average cost of capital. A residual growth rate of 3.0% was used to estimate our future increases in net sales beyond fiscal 2012. In estimating the future cash flows of the reporting unit, we considered current and projected future operating results including the likelihood that future gross profit margins will continue to be pressured by historically high tree nut acquisition costs, which it expects to be driven by increasing tree nut consumption in emerging markets. Capital expenditures, working capital needs, taxes and depreciation were based on historical trends and what is necessary to support the business in the future. We weighted the results of the income and market approaches to determine the fair value of our business. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting unit. We have taken into consideration the current trends in our market capitalization and the current book value of our equity in relation to the fair value arrived at in our fiscal 2011 goodwill impairment analysis, including the implied control premium, and have deemed the result to be reasonable.
Since the first step of the goodwill impairment test indicated that a potential impairment existed, we were required to perform the second step of the goodwill impairment analysis. Based upon a comparison of the implied fair value of goodwill of our reporting unit with its carrying value, we concluded that the entire goodwill balance of $5.7 million was impaired. The impairment was primarily due to the significant decline in the market value and operating results of our Company in fiscal 2011, which have been negatively impacted by challenging market conditions. We did not record any impairment charges to goodwill during fiscal 2010.
Impairment of Long-Lived Assets.
We review held and used long-lived assets, including our rental investment property and amortizable identifiable intangible assets, to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates there is an impairment, the carrying value of the asset is reduced to its estimated fair value.
We did not record any impairment of long-lived assets during fiscal 2011, fiscal 2010 or fiscal 2009.
Earn-out Liability.
Under terms of the Purchase Agreement by and between us and OVH dated May 5, 2010 (the “Purchase Agreement”), future consideration up to $10.1 million may be paid ($5.1 million of which has already been earned in calendar 2010, the remainder of which is contingent upon performance of the acquired business for the 2011 calendar year), which is in addition to the $32.9 million cash purchase price paid. The following table summarizes the potential earn-outs to be paid under terms of the Purchase Agreement. Net retail sales include packaged sales to the consumer distribution channel. Net sales are comprised of net retail sales plus bulk sales of products.

Earn-out
Payment
Earn-out Measurement	(in thousands)
Calendar 2010 net retail sales greater than $25.5 million	$79
Calendar 2010 net sales greater than $41.5 million and calendar 2010 net retail sales greater than $36.5 million	5,000
Calendar 2011 net retail sales greater than $43.0 million	2,500
Calendar 2010 and calendar 2011 net retail sales greater than $105.0 million	2,500

Total	$10,079

The earn-out liability recorded as of June 24, 2010 represented the fair value of the expected future payments, which was estimated by applying the income approach. The fair value is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Key assumptions included a discount rate of 3.25% and a probability adjusted level of future sales performance levels for each periodic performance benchmark that triggers an amount payable under the Purchase Agreement. Due to the relatively short timeframe for the earn-out payments, the potential variance of the above amounts is almost entirely dependent on such probability factors. We adjusted the probability factors at the end of each quarter of fiscal 2011 based upon (i) strong net sales that exceeded previous estimates and (ii) forecasted future sales of OVH products, and recorded $1.7 million of fair value adjustments within administrative expenses during fiscal 2011. The two earn-out measurements based upon calendar 2010 net sales and net retail sales were both achieved. Consequently, $5.1 million of the potential earn-out payment was earned in calendar 2010. Under terms of the Purchase Agreement, we paid $4.1 million of this amount during the third quarter of fiscal 2011 and the remaining $0.9 million is expected to be paid in November 2011. One of the two calendar 2011 earn-out measurements was amended during the third quarter of fiscal 2011 to remove the requirement that total net sales must be greater than $49.0 million to achieve a certain earn-out payment.
With respect to the earn-out liability, we have established a current liability of $3.4 million as of June 30, 2011 related to (i) the $0.9 million remaining earn-out payment we will be required to make related to calendar year 2010, and (ii) $2.5 million related to the anticipated earn-out payment we will be required to make related to calendar year 2011. The expected fair value of the earn-out liability will be re-measured on a quarterly basis through the quarter ending December 29, 2011. Any quarterly change in the expected fair value will require an adjustment to the contingent consideration with the corresponding charge or credit to income from operations for that quarter.
Related Party Transactions.
As discussed in Notes 1, 6 and 13 of the Notes to the Consolidated Financial Statements, we lease space from related parties and transact with other related parties in the normal course of business. We believe that these related party transactions are conducted on overall terms, including levels of service and quality that are competitive with other non-related entities at the time the transactions are entered into.
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
We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of June 30, 2011 and June 24, 2010, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $70 thousand and $83 thousand, respectively. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.
We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit)/expense caption in the statement of operations.
We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 30, 2011, we believe that our deferred tax assets are fully realizable, except for $68 thousand of state tax credits for which we have provided a valuation allowance.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. The adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective during annual periods (including interim periods) beginning after December 15, 2011. The adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.
Forward-Looking Statements
The statements contained in this Annual Report on Form 10-K, and in the Chief Executive Officer’s letter to stockholders accompanying the Annual Report on Form 10-K delivered to stockholders, that are not historical are “forward-looking statements.” These forward-looking statements, which generally are followed (and therefore identified) by a cross reference to Part I, Item 1A — “Risk Factors” or are identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes” and “expects”, represent our present expectations or beliefs concerning future events. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. We caution that such statements are qualified by important factors, including the factors described in Part I, Item 1A — “Risk Factors”, that could cause actual results to differ materially from those in the forward-looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and other factors, risk, uncertainties and events that may be subject to circumstances beyond our control. Consequently, results actually achieved may differ materially from the expected results included in these statements.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of changes in interest rates, commodity prices of raw material purchases and foreign exchange. We have not entered into any arrangements to hedge against changes in market interest rates, commodity prices or foreign currency fluctuations.
We are unable to engage in hedging activity related to commodity prices, since there are no established futures markets for nuts; therefore, we can only attempt to pass on the commodity cost increases in the form of price increases to our customers. See Part I, Item 1A — “Risk Factors” for a further discussion of the risks and uncertainties related to commodity prices of raw materials and the impact thereof on our business.
Approximately 35% of nut purchases for fiscal 2011 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country.
We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility, because we have not entered into any hedging instruments which fixes the floating rate or offsets an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had a $0.1 million impact on our net income and cash flows from operating activities for fiscal 2011. In addition, the fixed interest rate on our Mortgage Facility resets in the future.

Item 8 — Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiaries at June 30, 2011 and June 24, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
September 2, 2011

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and June 24, 2010
(dollars in thousands, except per share amounts)

	June 30,	June 24,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$1,321	$1,437
Accounts receivable, less allowances of $2,873 and $2,071, respectively	39,031	39,894
Inventories	128,938	114,360
Income taxes receivable	—	104
Deferred income taxes	4,882	4,486
Prepaid expenses and other current assets	3,079	4,499

TOTAL CURRENT ASSETS	177,251	164,780

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463
Buildings	102,052	101,421
Machinery and equipment	157,563	155,796
Furniture and leasehold improvements	3,984	3,969
Vehicles	505	632
Construction in progress	1,188	2,033

	274,755	273,314
Less: Accumulated depreciation	151,405	140,353

	123,350	132,961
Rental investment property, less accumulated depreciation of $5,358 and $4,458, respectively	30,342	31,242

TOTAL PROPERTY, PLANT AND EQUIPMENT	153,692	164,203

Cash surrender value of officers’ life insurance and other assets	6,928	7,723
Goodwill	—	5,454
Intangible assets	13,917	16,121

TOTAL ASSETS	$351,788	$358,281

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and June 24, 2010
(dollars in thousands, except per share amounts)

	June 30,	June 24,
	2011	2010
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$47,985	$40,437
Current maturities of long-term debt, including related party debt of $274 and $253, respectively	10,809	15,549
Accounts payable, including related party payables of $35 and $301, respectively	28,260	29,625
Book overdraft	1,639	2,061
Accrued payroll and related benefits	5,308	10,613
Accrued workers’ compensation	4,874	5,254
Other accrued expenses	12,222	12,092
Income taxes payable	817	—

TOTAL CURRENT LIABILITIES	111,914	115,631

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $12,882 and $13,156, respectively	42,430	42,680
Retirement plan	10,567	9,951
Deferred income taxes	2,050	4,569
Other	1,120	5,556

TOTAL LONG-TERM LIABILITIES	56,167	62,756

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, noncumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,182,580 and 8,166,849 shares issued, respectively	82	82
Capital in excess of par value	102,608	101,787
Retained earnings	85,437	82,602
Accumulated other comprehensive loss	(3,242)	(3,399)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	183,707	179,894

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$351,788	$358,281

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2011, June 24, 2010 and June 25, 2009
(dollars in thousands, except for earnings per share)

	Year Ended	Year Ended	Year Ended
	June 30, 2011	June 24, 2010	June 25, 2009
Net sales	$674,212	$561,633	$553,846
Cost of sales	590,021	466,847	481,447

Gross profit	84,191	94,786	72,399

Operating expenses:
Selling expenses	44,346	40,494	36,465
Administrative expenses	23,927	24,620	20,685
Goodwill impairment	5,662	—	—
Restructuring expenses	—	—	(332)

Total operating expenses	73,935	65,114	56,818

Income from operations	10,256	29,672	15,581

Other income (expense):
Interest expense ($1,055, $1,075 and $1,092 to related parties, respectively)	(6,444)	(5,653)	(7,646)
Rental and miscellaneous (expense) income, net	(1,026)	(1,147)	(1,277)

Total other expense, net	(7,470)	(6,800)	(8,923)

Income before income taxes	2,786	22,872	6,658
Income tax (benefit) expense	(49)	8,447	(259)

Net income	$2,835	$14,425	$6,917

Income per common share — basic	$0.27	$1.36	$0.65

Income per common share — diluted	$0.26	$1.34	$0.65

Weighted average shares outstanding — basic	10,671,780	10,642,824	10,618,240

Weighted average shares outstanding — diluted	10,770,359	10,725,108	10,635,277

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2011, June 24, 2010 and June 25, 2009
(dollars in thousands)

							Accumulated Other
	Class A Common Stock		Common Stock		Capital in Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Par Value	Earnings	Loss	Stock	Total
Balance, June 26, 2008	2,597,426	$26	8,134,599	$81	$100,810	$61,853	$(3,194)	$(1,204)	$158,372
Net income						6,917			6,917
Pension liability amortization, net of income tax benefit of $222							412		412
Pension liability adjustment, net of income tax benefit of $45							82		82

Comprehensive income									7,411

Stock option exercises			6,000		36				36
Stock-based compensation expense					273				273
Adoption of new accounting rule for life insurance arrangements						(593)			(593)

Balance, June 25, 2009	2,597,426	$26	8,140,599	$81	$101,119	$68,177	$(2,700)	$(1,204)	$165,499
Net income						14,425			14,425
Pension liability amortization, net of income tax benefit of $219							406		406
Pension liability adjustment, net of income tax expense of $678							(1,105)		(1,105)

Comprehensive income									13,726

Stock option exercises			26,250	1	177				178
Stock-based compensation expense					491				491

Balance, June 24, 2010	2,597,426	$26	8,166,849	$82	$101,787	$82,602	$(3,399)	$(1,204)	$179,894
Net income						2,835			2,835
Pension liability amortization, net of income tax benefit of $296							445		445
Pension liability adjustment, net of income tax expense of $190							(288)		(288)

Comprehensive income									2,992

Equity award exercises			15,731		91				91
Stock-based compensation expense					730				730

Balance, June 30, 2011	2,597,426	$26	8,182,580	$82	$102,608	$85,437	$(3,242)	$(1,204)	$183,707

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2011, June 24, 2010 and June 25, 2009
(dollars in thousands)

	Year Ended	Year Ended	Year Ended
	June 30, 2011	June 24, 2010	June 25, 2009
Cash flows from operating activities:
Net income	$2,835	$14,425	$6,917
Depreciation and amortization	16,968	15,825	15,922
Loss/(gain) on disposition of properties	817	(85)	138
Deferred income tax (benefit)/expense	(3,021)	557	(474)
Stock-based compensation expense	730	491	273
Goodwill impairment	5,662	—	—
Change in assets and liabilities, net of businesses acquired:
Accounts receivable, net	767	(2,169)	(336)
Inventories	(14,575)	2,574	20,743
Prepaid expenses and other current assets	1,420	1,573	(192)
Accounts payable	(1,365)	3,988	(1,876)
Accrued expenses	(1,420)	1,774	1,586
Income taxes receivable/payable	921	(153)	271
Other long-term liabilities	(4,436)	2,778	1,352
Other, net	1,933	479	(910)

Net cash provided by operating activities	7,236	42,057	43,414

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,195)	(8,481)	(5,912)
Proceeds from disposition of assets	255	148	97
Purchase of assets of Orchard Valley Harvest, Inc.	(115)	(32,772)	—
Cash surrender value of officers’ life insurance	(122)	(135)	(205)

Net cash used in investing activities	(5,177)	(41,240)	(6,020)

Cash flows from financing activities:
Borrowings under revolving credit facilities	274,130	233,559	162,548
Repayments of revolving credit borrowings	(266,582)	(226,354)	(197,264)
Principal payments on long-term debt	(5,257)	(4,055)	(3,901)
(Decrease)/increase in book overdraft	(422)	(3,571)	1,334
Payment of contingent consideration	(4,135)	—	—
Issuance of Common Stock under equity award plans	84	157	36
Tax benefit of equity award exercises	7	21	—

Net cash used in financing activities	(2,175)	(243)	(37,247)

Net (decrease)/ increase in cash	(116)	574	147
Cash:
Beginning of period	1,437	863	716

End of period	$1,321	$1,437	$863

Supplemental disclosures of cash flow information:
Interest paid, net of interest capitalized	$5,876	$4,968	$7,208
Income taxes paid, excluding refunds of $81, $29 and $141, respectively	2,163	7,586	347
Capital lease obligations incurred	267	146	—
The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
Our consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc., and its wholly-owned subsidiary, JBSS Properties, LLC. Our fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the year ended June 30, 2011 consisted of fifty-three weeks, as our fourth quarter consisted of fourteen weeks. The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Management Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for customer deductions, allowances for doubtful accounts, the quantity and valuation of bulk inventories, the evaluation of recoverability of long-lived assets and goodwill, the realizability of deferred tax assets, earn-out payments related to our acquisition of OVH and various other accrual accounts. Actual results could differ from those estimates.
Accounts Receivable
Accounts receivable are stated at the amounts charged to customers, less: (i) allowances for doubtful accounts, and (ii) reserves for estimated cash discounts and customer deductions. The allowance for doubtful accounts is calculated by (i) specifically identifying customers that are credit risks and (ii) estimating the extent that other non-specifically identified customers will become credit risks. Account balances are charged off against the allowance when we conclude that it is probable the receivable will not be recovered. The reserve for estimated cash discounts is based on actual payments. The reserve for customer deductions represents known customer short payments and an estimate of future credit memos that will be issued to customers related to rebates and allowances for marketing and promotions based on historical experience.
Inventories
Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts, dried fruit and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market which approximates actual cost. Inventory costs are reviewed at least quarterly. Fluctuations in the market price of pecans, peanuts, walnuts, almonds, cashews and other nuts may affect the value of inventory, gross profit and gross profit margin. When expected market sales prices move below costs, we record adjustments to write down the carrying values of inventories to the lower of cost (first-in, first-out) or market which approximates actual cost. The results of our shelling process can also result in changes to inventory costs, such as adjustments made pursuant to actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based on our inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates are also recorded.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Major improvements that extend the useful life or add capacity are capitalized and charged to expense through depreciation. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss is recognized currently in operating income. Cost is depreciated using the straight-line method over the following estimated useful lives: buildings — 10 to 40 years; machinery and equipment — 5 to 10 years; furniture and leasehold improvements — 5 to 10 years; and vehicles — 3 to 5 years. Depreciation expense was $14,901, $14,115 and $14,105 for the years ended June 30, 2011, June 24, 2010 and June 25, 2009, respectively. No interest costs were capitalized for the last three fiscal years due to the lack of any significant project.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships beginning in September 2011 at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease whereby the $14,300 was recorded as a debt obligation, as the provisions of the arrangement were not eligible for sale-leaseback accounting. These partnerships are not considered variable interest entities subject to consolidation under current accounting literature, as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction.
Goodwill
In accordance with authoritative guidance on goodwill under the provisions of ASC 350, goodwill is subject to impairment testing at least annually or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our impairment test, annually during the fourth quarter, using the two-step method in which the carrying amount of our single reporting unit is compared to its fair value, estimated based on a weighting of income and market approach methods. If the carrying amount of our reporting unit exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the goodwill assigned to the reporting unit exceeds the implied fair value of that goodwill. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.
We completed an acquisition of certain assets and liabilities of OVH during the fourth quarter of fiscal 2010. The goodwill resulting from the OVH acquisition was assigned to our single operating segment and reporting unit. During the fourth quarter of fiscal 2011, we experienced a significant decline in the market value of our Company, and also performed our annual impairment analysis under the provisions of ASC 350. We used a combination of the income approach and various market approaches to determine the fair value of our reporting unit. The discount rate applied in our income approach of 14.5% was reflective of a market-participant-derived weighted average cost of capital. A residual growth rate of 3.0% was used to estimate our future increases in net sales beyond fiscal 2012. In estimating the future cash flows of the reporting unit, we considered current and projected future operating results including the likelihood that future gross profit margins will continue to be pressured by historically high tree nut acquisition costs, which it expects to be driven by increasing tree nut consumption in emerging markets. Capital expenditures, working capital needs, taxes and depreciation were based on historical trends and what is necessary to support the business in the future. We weighted the results of the income and market approaches to determine the fair value of our business. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting unit. We have taken into consideration the current trends in our market capitalization and the current book value of our equity in relation to the fair value arrived at in our fiscal 2011 goodwill impairment analysis, including the implied control premium, and have deemed the result to be reasonable.

Since the first step of the goodwill impairment test indicated that a potential impairment existed, we were required to perform the second step of the goodwill impairment analysis. Based upon a comparison of the implied fair value of goodwill of our reporting unit with its carrying value, we concluded that the entire goodwill balance of $5,662 was impaired. The impairment was primarily due to the significant decline in the market value and operating results of our Company in fiscal 2011, which have been negatively impacted by challenging market conditions. We did not record any impairment charges to goodwill during fiscal 2010.
Impairment of Long-Lived Assets
We review held and used long-lived assets, including our rental investment property and amortizable identifiable intangible assets, to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates there is an impairment, the carrying value of the asset is reduced to its estimated fair value.
We did not record any impairment of long-lived assets during fiscal 2011, fiscal 2010 or fiscal 2009.
Facility Consolidation Project/Real Estate Transactions
In April 2005, we acquired property to be used for the Elgin Site. Two buildings are located on the Elgin Site, one of which is an office building. Approximately 75% of the office building is currently vacant. The other building, a warehouse, was expanded and modified for use as our principal processing facility and headquarters. The allocation of the purchase price to the two buildings was determined through a third party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the warehouse building is included in property, plant and equipment.
The net rental expense from the office building included in rental and miscellaneous (expense) income, net, was an expense of $1,412, $1,725 and $1,864 for the years ended June 30, 2011, June 24, 2010 and June 25, 2009, respectively. Gross rental income was $1,458, $1,198 and $1,159 for the years ended June 30, 2011, June 24, 2010 and June 25, 2009, respectively. Expected future gross rental income under the office building operating lease is as follows for the years ending:

June 28, 2012	$1,414
June 27, 2013	1,419
June 26, 2014	1,432
June 25, 2015	1,157
June 30, 2016	1,168
Thereafter	1,091

$7,681

On March 28, 2006, JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). While we are currently actively searching for potential buyers of the Old Elgin Site, we cannot ensure that a sale will occur in the next twelve months, if at all. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any possible future sale. We have incurred $6,806 of total costs under the Development Agreement which are recorded as “Rental Investment Property” at both June 30, 2011 and June 24, 2010. We have reviewed the assets under the Development Agreement and concluded that no adjustment of the carrying value is required.

Introductory Funds
The ability to sell to certain retail customers often requires upfront payments to be made by us. Such payments are frequently made pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and any exclusivity requirements. If appropriate, the cost of these payments is recorded as an asset and is amortized over the term of the contract. We expense payments if no written arrangement exists and amounts are not recoverable in the event of customer cancellation. Total introductory funds included in prepaid expenses and other current assets were $251 at June 30, 2011 and $0 at June 24, 2010. Amortization expense, which is recorded as a reduction in net sales, was $41, $1,092 and $1,390 for the years ended June 30, 2011, June 24, 2010 and June 25, 2009, respectively.
Fair Value of Financial Instruments
The fair value of the Tranche A portion of our Mortgage Facility as of June 30, 2011, including current maturities, was estimated at approximately $36,000, which exceeds our carrying value of $28,400. The fair value of the fixed rate debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on companies with similar credit quality and size of debt issuances for similar terms.
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
The carrying amounts of our other long-term debt, including the Tranche B portion of the Mortgage Facility, industrial development bonds and Selma, Texas financing obligation, approximate their estimated fair values.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. We sell our products under some arrangements which include customer contracts which fix the sales price for periods, typically of up to one year, for some industrial customers and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and food service customers. Reserves for these programs are established based upon the terms of specific arrangements. Revenues are recorded net of rebates and promotion and marketing allowances. Revenues are also recorded net of expected customer deductions which are provided for based upon past experiences. While customers do have the right to return products, past experience has demonstrated that product returns have been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances. Billings for shipping and handling costs are included in revenues.
Significant Customers
The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. Net sales to Wal-Mart Stores, Inc. represented approximately 20% of our net sales for the year ended June 30, 2011 and 19% of our net sales for each of the years ended June 24, 2010 and June 25, 2009. Net accounts receivable from Wal-Mart Stores, Inc. were $5,584 and $3,844 at June 30, 2011 and June 24, 2010, respectively. Net sales to Target Corporation represented approximately 12% of our net sales for the years ended June 30, 2011 and June 24, 2010. Net accounts receivable from Target Corporation were $4,644 and $3,604 at June 30, 2011 and June 24, 2010, respectively.

Promotion and Advertising Costs
Promotion allowances, customer rebates and marketing allowances are recorded at the time revenue is recognized and are reflected as reductions in sales. Annual volume rebates are estimated based upon projected volumes for the year, while promotion and marketing allowances are recorded based upon terms of the actual arrangements. Coupon incentive costs are accrued based on estimates of product shipped to retailers at our measurement date and an estimate of redemptions to occur. We expense the costs of advertising, which include newspaper and other advertising activities, as incurred. Advertising expenses, recorded in selling expenses, for the years ended June 30, 2011, June 24, 2010 and June 25, 2009 were $7,864, $6,493 and $5,149, respectively.
Shipping and Handling Costs
Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. For the years ended June 30, 2011, June 24, 2010 and June 25, 2009, shipping and handling costs totaled $17,937, $13,970 and $13,698, respectively.
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
We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of June 30, 2011 and June 24, 2010, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $70 and $83, respectively.
We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit)/expense caption in the statement of operations.
We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 30, 2011, we believe that our deferred tax assets are fully realizable, except for $68 of state tax credits for which we have provided a valuation allowance.
Segment Reporting
We operate in a single reportable operating segment that consists of selling various nut and nut related products through multiple distribution channels.

Earnings per Share
Earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. The following table presents the reconciliation of the weighted average shares outstanding used in computing earnings per share:

	Year Ended	Year Ended	Year Ended
	June 30, 2011	June 24, 2010	June 25, 2009
Weighted average shares outstanding — basic	10,671,780	10,642,824	10,618,240
Effect of dilutive securities:
Stock options and restricted stock units	98,579	82,284	17,037

Weighted average shares outstanding — diluted	10,770,359	10,725,108	10,635,277

A weighted average of 125,375, 133,625 and 356,875 anti-dilutive stock options with a weighted average exercise price of $16.75, $17.69 and $12.48 were excluded from the computation of diluted earnings per share for the years ended June 30, 2011, June 24, 2010 and June 25, 2009, respectively.
Comprehensive Income
We account for comprehensive income in accordance with ASC Topic 220, “Comprehensive Income”. This topic establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The topic requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
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
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. The adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective during annual periods (including interim periods) beginning after December 15, 2011. The adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.

NOTE 2 — INVENTORIES
Inventories consist of the following:

	June 30, 2011	June 24, 2010
Raw material and supplies	$57,980	$54,990
Work-in-process and finished goods	70,958	59,370

Total	$128,938	$114,360

NOTE 3 — ACQUISITION OF ORCHARD VALLEY HARVEST, INC.
On May 21, 2010, we acquired certain assets and assumed certain liabilities (the “Acquisition”) of Orchard Valley Harvest, Inc. (“OVH”) for a purchase price of $32,887, $115 of which was paid as part of a final working capital review that was performed during the first quarter of fiscal 2011. The total consideration paid may be increased up to a total of $10,079 ($5,079 of which has already been earned in calendar 2010), contingent upon performance of the acquired business for the 2011 calendar year. The Acquisition has been accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations”. As a result of the Acquisition, we (i) expanded our portfolio and market presence into the store perimeter beyond the traditional nut aisles, (ii) established a platform to build a truly national produce nut program, and (iii) broadened our product breadth and production capabilities.
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
Under terms of the Purchase Agreement by and between us and OVH dated May 5, 2010 (the “Purchase Agreement”), future consideration up to $10,079 may be paid ($5,079 of which has already been earned in calendar 2010, the remainder of which is contingent upon performance of the acquired business for the 2011 calendar year), which is in addition to the $32,887 cash purchase price paid. The following table summarizes the potential earn-outs to be paid under terms of the Purchase Agreement. Net retail sales include packaged sales to the consumer distribution channel. Net sales are comprised of net retail sales plus bulk sales of products.

Earn-out
Earn-out Measurement	Payment
Calendar 2010 net retail sales greater than $25,500	$79
Calendar 2010 net sales greater than $41,500 and calendar 2010 net retail sales greater than $36,500	5,000
Calendar 2011 net retail sales greater than $43,000	2,500
Calendar 2010 and calendar 2011 net retail sales greater than $105,000	2,500

Total	$10,079

The earn-out liability recorded as of June 24, 2010 represented the fair value of the expected future payments, which was estimated by applying the income approach. The fair value is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Key assumptions included a discount rate of 3.25% and a probability adjusted level of future sales performance levels for each periodic performance benchmark that triggers an amount payable under the Purchase Agreement. Due to the relatively short timeframe for the earn-out payments, the potential variance of the above amounts is almost entirely dependent on such probability factors. We adjusted the probability factors at the end of each quarter of fiscal 2011 based upon (i) strong net sales that exceeded previous estimates and (ii) forecasted future sales of OVH products, and recorded $1,697 of fair value adjustments within administrative expenses during fiscal 2011. The two earn-out measurements based upon calendar 2010 net sales and net retail sales were both achieved. Consequently, $5,079 of the potential earn-out payment was earned in calendar 2010. Under terms of the Purchase Agreement, we paid $4,135 of this amount during the third quarter of fiscal 2011 and the remaining $944 is expected to be paid in November 2011. The $4,135 payment of contingent consideration is classified within cash flows from financing activities in the consolidated statement of cash flows for the year ended June 30, 2011 as the amount paid did not exceed the acquisition date fair value of the contingent consideration. If payments are made in excess of the fair value amount recorded at the acquisition date, that amount will be classified within cash flows from operating activities in the consolidated statement of cash flows because the difference has entered into the determination of net income. One of the two calendar 2011 earn-out measurements was amended during the third quarter of fiscal 2011 to remove the requirement that total net sales must be greater than $49,000 to achieve a certain earn-out payment.
With respect to the earn-out liability, we have established a current liability of $3,399 as of June 30, 2011 related to (i) the $944 remaining earn-out payment we will be required to make related to calendar year 2010, and (ii) $2,455 related to the anticipated earn-out payment we will be required to make related to calendar year 2011. The expected fair value of the earn-out liability will be re-measured on a quarterly basis through the quarter ending December 29, 2011. Any quarterly change in the expected fair value will require an adjustment to the contingent consideration with the corresponding charge or credit to income from operations for that quarter.
The acquired business contributed revenues of $4,000 for the period from May 21, 2010 through June 24, 2010. In fiscal 2010, we incurred $700 of costs related to the Acquisition all of which were expensed and that are included in administrative expenses.
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
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Our recorded goodwill of $5,454 as of June 24, 2010 related wholly to the OVH acquisition on May 21, 2010. An additional $208 of goodwill was recorded as part of our final allocation of the purchase price during fiscal 2011. The entire goodwill account balance of $5,662 was considered impaired during our impairment review during the fourth quarter of fiscal 2011, as is discussed in Note 1.
Intangible assets subject to amortization consist of the following:

	June 30, 2011	June 24, 2010
Customer relationships	$10,600	$10,600
Non-compete agreement	5,400	5,400
Brand names	8,090	8,090

Total intangible assets, gross	24,090	24,090

Less accumulated amortization:
Customer relationships	(1,660)	(146)
Non-compete agreement	(556)	(43)
Brand names	(7,957)	(7,780)

Total accumulated amortization	(10,173)	(7,969)

Net intangible assets	$13,917	$16,121

Customer relationships and the non-compete agreement relate wholly to the Acquisition. Customer relationships are being amortized on a straight line basis over seven years. The non-compete agreement is being amortized based upon the expected pattern of cash flow annual benefit over a five year period. The brand name consists primarily of the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name became fully amortized in fiscal 2011. The remainder of the brand name relates to the Acquisition and is being amortized on a straight line basis over five years. Total amortization expense related to intangible assets was $2,204, $618 and $426 for the years ended June 30, 2011, June 24, 2010 and June 25, 2009, respectively. Expected amortization expense for the next five fiscal years will be $2,973, $3,070, $2,629, $2,167 and $1,708 for fiscal 2012 through fiscal 2016.
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
The Credit Facility is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin, Illinois real property includes almost all of the Old Elgin Site that was purchased prior to our purchase of the land in Elgin, Illinois, on which our Chicago area operations are now consolidated.
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
On July 15, 2011, we entered into a Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment extends the maturity date of the Credit Facility from February 7, 2013 to July 15, 2016. In addition, the Second Amendment increases the amount by which we may increase the revolving credit commitment available under the Credit Facility from $15,000 to $22,500.
The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1,500 per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of June 30, 2011 and June 24, 2010, the weighted average interest rate for the Credit Facility was 2.79% and 2.95%, respectively. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of our Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 30, 2011, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 30, 2011, we had $61,443 of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.
NOTE 6 — LONG-TERM DEBT
Long-term debt consists of the following:

	June 30, 2011	June 24, 2010
Mortgage Facility (Tranche A), collateralized by real property, due in monthly principal installments of $200 plus interest at 7.63% per annum through February 2023 with a final principal payment of $600 in March 2023	$28,400	$31,000
Mortgage Facility (Tranche B), collateralized by real property, due in monthly principal installments of $50 plus interest at the greater of LIBOR plus 5.50% per annum or 6.50% through February 2023 with a final principal payment of $150 in March 2023	7,100	7,750
Industrial development bonds, collateralized by building, machinery and equipment with a cost aggregating $8,000	3,805	4,280
Selma, Texas facility financing obligation to related parties, due in monthly installments of $109 through September 1, 2031	13,156	13,410
Equipment loan, collateralized by machinery and equipment, monthly installments of $30 through December 2012	502	1,340
Capitalized equipment leases	276	449

	53,239	58,229
Less: Current maturities	(10,809)	(15,549)

Total long-term debt	$42,430	$42,680

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
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110,000 and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 30, 2011, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $26,000 has been classified as long-term debt as of June 30, 2011. This $26,000 represents scheduled principal payments due under Tranche A beyond twelve months of June 30, 2011. All $7,100 outstanding under Tranche B is classified as short-term debt as of June 30, 2011, since the Mortgage Lender has the option to use any proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.
We financed the construction of a peanut shelling plant with industrial development bonds in 1987. On June 1, 2011, we remarketed the bonds, resetting the interest rate at 3.00% through May 2013, and at a market rate to be determined thereafter. On June 1, 2013, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. The agreement requires us to redeem the bonds in varying annual installments, ranging from $515 to $760 annually through 2017. We are also required to redeem the bonds in certain other circumstances, for example, within 180 days after any determination that interest on the bonds is taxable. We have the option at any time, however, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any. Of the total $3,805 outstanding industrial bonds as of June 30, 2011, $515 are scheduled to be paid in fiscal 2012, and therefore are classified as short-term debt as of June 30, 2011.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby the $14,300 was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. These partnerships are not considered variable interest entities subject to consolidation as the partnerships had substantive equity at risk at the time of entering into the Selma, Texas sale-leaseback transaction and did not meet other criteria for consolidation.

Aggregate maturities of long-term debt are as follows for the years ending:

June 28, 2012	$10,809
June 27, 2013	6,225
June 26, 2014	2,740
June 25, 2015	2,749
June 30, 2016	2,776
Thereafter	27,940

Total	$53,239

NOTE 7 — INCOME TAXES
The (benefit) provision for income taxes for the years ended June 30, 2011, June 24, 2010 and June 25, 2009 are as follows:

	June 30, 2011	June 24, 2010	June 25, 2009
Current	$2,972	$7,890	$215
Deferred	(3,021)	557	(474)

Total income tax (benefit) expense	$(49)	$8,447	$(259)

The reconciliations of income taxes at the statutory federal income tax rate to income taxes reported in the statements of operations for the years ended June 30, 2011, June 24, 2010 and June 25, 2009 are as follows:

	June 30,	June 24,	June 25,
	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(18.9)	4.2	7.8
R & D tax credit	(5.7)	—	—
Net change in valuation allowance for net deferred tax assets	—	—	(45.5)
Domestic manufacturing deduction	(10.7)	(2.0)	—
Other	(1.5)	(0.3)	(1.2)

Effective tax rate	(1.8)%	36.9%	(3.9)%

The impact of the rate reconciling items for fiscal 2011 is greater than fiscal 2010 primarily because income before income taxes is lower in fiscal year 2011. The significant items (on after-tax basis) impacting the fiscal 2011 rate include the following: (i) $190 of state tax benefit related to release of state valuation allowance due to change in state law and our expected utilization of state investment tax credits, $138 of state tax benefit related to out of period adjustment for excess state tax over book depreciation available in future periods, $74 of state tax benefit due to favorable resolution of state tax audit, $124 of state tax benefit for tax rate changes and tax provision adjustments; (ii) $160 of tax benefit related to the current year research and development credit and the reinstatement of the prior year research and development credit; (iii) $297 of tax benefit related to the Domestic Producers Deduction which increased to 9% in fiscal 2011; and (iv) $41 of net tax benefit primarily related to a lower federal income tax bracket of 34% due to a lower level of current year federal taxable income as well as other miscellaneous permanent adjustments.

The deferred tax assets and liabilities are comprised of the following:

	June 30, 2011		June 24, 2010
	Asset	Liability	Asset	Liability
Current
Accounts receivable	$278	$—	$217	$—
Employee compensation	1,264	—	1,551	—
Inventory	430	—	302	—
Workers’ compensation	1,579	—	1,599	—
Other	1,331	—	817	—

Total current	$4,882	$—	$4,486	$—

Long term
Depreciation	$—	$(11,864)	$—	$(11,481)
Amortization	78	—	57	—)
Capitalized leases	757	—	595	—
Goodwill	3,587	—	280	—
Operating loss carryforwards	668	—	668	—
Retirement plan	4,227	—	3,881	—
Employee compensation	—	—	1,131	—
Valuation allowance	(68)		—	—
Other	565	—	300	—

Total long-term	$9,814	$(11,864)	$6,912	$(11,481)

Total	$14,696	$(11,864)	$11,398	$(11,481)

We have gross state tax net operating losses of approximately $11,400 that will expire between 2017 and 2030 if not utilized.
We have gross state tax credits of $383 which expire as follows:

Year Ending
June 28, 2012	$264
June 27, 2013	41
June 26, 2014	10
June 25, 2015	41
June 30, 2016	27
A valuation allowance of $68 has been recorded on the state tax credits, as it is more likely than not that these credits will not be utilized.
For the years ending June 30, 2011, June 24, 2010, and June 25, 2009, unrecognized tax benefits and accrued interest and penalties were not material. There were no material changes to the amount of unrecognized tax benefits during fiscal 2011. Total gross amounts of unrecognized tax benefits are $85, $142, and $117 at June 30, 2011, June 24, 2010, and June 25, 2009, respectively. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.
We file income tax returns with federal and state tax authorities within the United States of America. Our federal and Illinois returns are open for audit for fiscal 2008 and later. Our California tax returns are open for audit for fiscal 2007 and later. No other tax jurisdictions are material to us.

NOTE 8 — COMMITMENTS AND CONTINGENCIES
Operating Leases
We lease buildings and certain equipment pursuant to agreements accounted for as operating leases. Rent expense under these operating leases aggregated $1,862, $1,403 and $1,269 for the years ended June 30, 2011, June 24, 2010 and June 25, 2009, respectively. Aggregate non-cancelable lease commitments under these operating leases are as follows for the years ending:

June 28, 2012	$928
June 27, 2013	515
June 26, 2014	212
June 25, 2015	154
June 30, 2016	52
Thereafter	—

$1,861

Earnout Liability
As is discussed in Note 3, we have recorded a current liability of $3,399 ($2,455 of which is for future contingent consideration that may be paid under terms of the Purchase Agreement, and $944 of which was earned in calendar 2010 and remains to be paid under the terms of the Purchase Agreement).
Litigation
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
Cardenas et. al. v John B. Sanfilippo & Son, Inc.
In fiscal 2010, a class action wage and hour lawsuit was filed against us in the U.S. District Court for the Northern District of Illinois (the “District Court”) under the Illinois Minimum Wage Law (“IMWL”) and the Fair Labor Standards Act (“FLSA”). The plaintiffs claimed damages under the IMWL in an amount equal to all unpaid back pay alleged to be owed to the plaintiffs, prejudgment interest on the back pay, punitive damages, attorneys’ fees and costs, and an injunction precluding the Company from violating the IMWL. The plaintiffs additionally claimed damages under the FLSA in an amount equal to all back pay alleged to be owed to the plaintiffs, prejudgment interest on the back pay, liquidated damages equal to the amount of unpaid back wages, and attorneys’ fees and costs.
In the second quarter of fiscal 2011, the plaintiffs filed a second amended complaint in which they alleged that the Company maintained and maintains a practice regarding the rounding of employees’ time entries which violates the IMWL and the FLSA.
Following mediation during the third quarter of fiscal 2011 in order to cover an expanded scope of wage and hour claims, plaintiffs and facilities, we agreed in principle to a $2,600 settlement. In the fourth quarter of fiscal 2011, the settlement agreement was finalized and preliminarily approved by the District Court which includes a provision allowing for a reverter payment if all or some class members do not submit claim forms. We now expect our estimated liability for the class action wage and hour lawsuit to be approximately $1,950. The $1,950 estimate, recorded in administrative expenses, is based on our best estimate of the payout to class members who submitted claim forms, the estimated reverter payout to the Company and other agreed upon payouts pursuant to the settlement agreement. Therefore, during the fourth quarter of fiscal 2011, we recorded a $650 reduction in the litigation settlement accrual which reduced the accrual from $2,600 to $1,950. The settlement and settlement amount (and any reduction thereof) will not become final and effective unless and until the District Court has issued a final settlement approval, which is anticipated to occur on or about September 8, 2011.
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
NOTE 10 — STOCK-BASED COMPENSATION PLANS
At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), Common Stock or dividends and dividend equivalents. As of June 30, 2011, 794,834 shares of Common Stock remain authorized for future grants of awards. A maximum of 500,000 of the 1,000,000 shares of Common Stock may be used for grants of Common Stock, restricted stock and restricted stock units. Additionally, awards of options or SARs are limited to 100,000 shares annually to any single individual, and awards of Common Stock, restricted stock or restricted stock units are limited to 50,000 shares annually to any single individual. All restricted stock units granted under the 2008 Equity Incentive Plan have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. We are recognizing expenses over the applicable vesting period based upon the fair market value of our Common Stock at the grant date. The exercise price of stock options was determined as set forth in the 2008 Equity Incentive Plan by the Compensation Committee of our Board of Directors, and must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2008 Equity Incentive Plan, options expire upon termination of employment or directorship, as applicable. The options granted under the 2008 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options. Additionally, 10,000 SARs were granted to a marketing consultant during the first quarter of fiscal 2011. The marketing consultant’s SARs vest over a three year period and have a ten year term.
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
Activity in our stock option plans was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at June 26, 2008	470,440	$11.49
Activity:
Granted	1,500	5.88
Exercised	(6,000)	5.98
Forfeited	(84,000)	9.58

Outstanding at June 25, 2009	381,940	$11.97
Activity:
Granted	2,500	15.19
Exercised	(26,250)	6.22
Forfeited	(30,500)	16.00

Outstanding at June 24, 2010	327,690	$12.08
Activity:
Granted	1,000	14.73
Exercised	(13,065)	6.42
Forfeited	(27,750)	15.79

Outstanding at June 30, 2011	287,875	$11.99

Exercisable at June 30, 2011	266,000	$12.26
Exercisable at June 24, 2010	270,565	$12.76
Exercisable at June 25, 2009	279,065	$12.74
We determine fair value of stock option awards using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to determine the fair value of options granted for the years ended June 30, 2011, June 24, 2010 and June 25, 2009:

	June 30, 2011	June 24, 2010	June 25, 2009
Average risk-free interest rate	2.2%	3.0%	2.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	43.6%	50.4%	52.8%
Expected life (years)	6.3	6.3	6.3
The expected term of the awards was determined using the “simplified method” as stated in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Expected stock volatility was determined based on historical volatility for the 6.25 year-period preceding the measurement date. The risk-free rate was based on the yield curve in effect at the time the options were granted, using U.S. treasury constant maturities over the expected life of the option. Expected forfeitures were determined based upon our expectations and past experiences. Expected dividend yield was based on our dividend policy at the time the options were granted.
The number of stock options vested, and expected to vest in the future, as of June 30, 2011, is not significantly different from the number of stock options outstanding at June 30, 2011, as stated above. The weighted average fair value of options granted was $6.71, $7.90 and $3.09 for the years ended June 30, 2011, June 24, 2010 and June 25, 2009, respectively. The total intrinsic value of all options exercised was $77, $100 and $0 for the years ended June 30, 2011, June 24, 2010 and June 25, 2009, respectively. All options granted during fiscal 2011, fiscal 2010 and fiscal 2009 were at exercise prices equal to the market price of Common Stock at the grant date.

The following is a summary of non-vested stock options for the year ended June 30, 2011:

		Weighted
		Average Grant
		Date Fair
Options	Shares	Value
Non-vested at June 24, 2010	57,125	$4.83
Activity:
Granted	1,000	6.71
Vested	(35,125)	4.91
Forfeited	(1,125)	4.45

Non-vested, at June 30, 2011	21,875	$4.81

Exercise prices for options outstanding as of June 30, 2011 ranged from $5.88 to $32.30. The weighted average remaining contractual life of those options is 3.8 years, and 3.6 years for those exercisable. The total fair value options vested during fiscal 2011 was $173. The aggregate intrinsic value of option awards at June 30, 2011 was $110, and $99 for those exercisable. The options outstanding as of June 30, 2011 may be segregated into two ranges, as shown in the following:

	Option Price Per Share Range
	$5.88 - $11.30	$14.73 - $32.30
Number of options	175,250	112,625
Weighted-average exercise price	$8.41	$17.56
Weighted-average remaining life (years)	4.2	3.2
Number of options exercisable	156,000	110,000
Weighted average exercise price for exercisable options	$8.47	$17.62
The following is a summary of restricted stock unit activity for the year ended June 30, 2011:

		Weighted
		Average Grant
		Date Fair
Restricted Stock Units	Shares	Value
Outstanding at June 24, 2010	107,500	$10.53
Activity:
Granted	85,500	12.30
Exercised	(2,666)	9.13
Forfeited	(2,834)	11.54

Outstanding at June 30, 2011	187,500	$11.34

Restricted stock units granted to employees and outside directors vest over a three and one year period, respectively. 20,000 of the restricted stock units outstanding as of June 30, 2011 are vested and the non-vested restricted stock units will vest over a weighted average period of 1.5 years.
Under the fair value recognition provisions of ASC Topic 718, stock-based compensation is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based compensation expense was $730, $491 and $273 for the years ended June 30, 2011, June 24, 2010 and June 25, 2009, respectively, and the related tax benefit for non-qualified stock options was $7, $21 and $0 for the years ended June 30, 2011, June 24, 2010 and June 25, 2009, respectively.
As of June 30, 2011, there was $1,053 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 0.6 years.

The 10,000 SARs granted to a marketing consultant during the first quarter of fiscal 2011 are being accounted for as a liability award whereby the fair value is measured at the end of each reporting period. We are using the Black-Scholes option-pricing model to determine the fair value of the SARs. We recognized $20 of expense during the year ended June 30, 2011. The fair value of the SARs was determined using the following assumptions:

June 30,
2011
Weighted average expected stock-price volatility	49.3%
Average risk-free rate	2.8%
Average dividend yield	0.0%
Weighted average expected remaining life (in years)	9.0
Forfeiture percentage	0.0%
NOTE 11 — EMPLOYEE BENEFIT PLANS
We maintain a contributory plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements. We match 50% of the amount contributed by each employee up to certain maximums specified in the plan. Our contributions to the 401(k) plan were $554, $548 and $435 for the years ended June 30, 2011, June 24, 2010 and June 25, 2009, respectively.
During the first quarter of fiscal 2009, we recorded a long-term liability of $868 for the withdrawal from the multiemployer plan for the step-van drivers that were employed for our store-door delivery system that was discontinued during the third quarter of fiscal 2008. We recorded $332 as a reduction in restructuring expense in fiscal 2009 for the difference between the $868 liability and the previously estimated amount. The total liability was $748 and $794 as of June 30, 2011 and June 24, 2010, respectively. Pursuant to terms of settlement with a labor union, we are making monthly payments of $8 (including interest) through April 2022.
Virtually all of our salaried employees participate in our Sanfilippo Value Added Plan (as amended, the “SVA Plan”) which is a non-equity incentive plan (an economic value added-based program). We accrue expense related to the SVA Plan in the annual period that the economic performance underlying such performance occurs. This method of expense recognition properly matches the expense associated with improved economic performance with the period the improved performance occurs on a systematic and rational basis. The amount accrued includes amounts that will be paid currently based upon our economic performance as measured under the SVA Plan. Our SVA Plan previously included a feature that held back a portion of any incentive award declared that was above a specified maximum amount and such amount could be paid in future years, however, this feature was eliminated in the plan during fiscal 2011 in exchange for allowing a maximum award of two times the target. Consequently, during fiscal 2011, $2,835 of the $2,900 accrued incentive compensation (as of June 24, 2010) was determined to be forfeited and was therefore recorded as a reduction in fiscal 2011 expenses.
NOTE 12 — RETIREMENT PLAN
On August 2, 2007, the committee then known as the Compensation, Nominating and Corporate Governance Committee (the “Committee”) approved a restated Supplemental Employee Retirement Plan (“SERP”) for certain executive officers and key employees, retroactively effective as of August 25, 2005. The restated SERP retroactively changed the plan adopted on August 25, 2005 to, among other things, clarify certain actuarial provisions and incorporate new Internal Revenue Service requirements. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. We use our fiscal year-end as the measurement date for the obligation calculation. Effective June 28, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 99, 106 and 123(R)” (“SFAS 158”), which required the recognition of the funded status of the SERP on the Consolidated Balance Sheet. The provisions of SFAS 158 are now included in ASC Topic 715, “Compensation — Retirement Benefits”. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are now required to be recorded as a component of “Accumulated Other Comprehensive Loss” (“AOCL”).
The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 30,	June 24,
	2011	2010
Change in projected benefit obligation
Benefit obligation at beginning of year	$10,604	$8,749
Service cost	216	145
Interest cost	577	581
Actuarial loss	478	1,783
Benefits paid	(654)	(654)

Projected benefit obligation at end of year	$11,221	$10,604

Components of the actuarial loss (gain) portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 30,	June 24,	June 25,
	2011	2010	2009
Actuarial Loss (Gain)
Change in bonus expectation	$—	$—	$91
Change in assumed pay increases	79	95	—
Change in discount rate	150	1,611	(399)
Other	249	77	180

Actuarial loss (gain)	$478	$1,783	$(128)

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 30,	June 24,	June 25,
	2011	2010	2009
Service cost	$216	$145	$138
Interest cost	577	581	562
Recognized gain amortization	(216)	(332)	(324)
Prior service cost amortization	957	957	957

Net periodic pension cost	$1,534	$1,351	$1,333

Significant assumptions related to our SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants.
We used the following assumptions to calculate the benefit obligations of our SERP as of the following dates:

	June 30,	June 24,
	2011	2010
Discount rate	5.51%	5.61%
Rate of compensation increases	4.50%	4.50%
Bonus payment	60% - 70% of base, paid 3 of 5 years	60% - 70% of base, paid 3 of 5 years

We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 30,	June 24,	June 25,
	2011	2010	2009
Discount rate	5.61%	6.90%	6.52%
Rate of compensation increases	4.50%	4.50%	4.50%
Bonus payment	60% - 70% of base, paid 3 of 5 years	60% - 70% of base, paid 3 of 5 years	60% of base, paid 3 of 5 years
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
The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2012	$654
2013	652
2014	648
2015	640
2016	630
2017 — 2021	2,846
The following table presents the components of AOCL:

	June 30, 2011	June 24, 2010
Unrecognized net gain	$4,042	$4,737
Unrecognized prior service cost	(9,091)	(10,049)
Tax effect	1,807	1,913

Net amount recognized	$(3,242)	$(3,399)

We expect to recognize $957 of the prior service cost offset by $185 of the net gain in net periodic benefit cost for the fiscal year ending June 28, 2012.
NOTE 13 — TRANSACTIONS WITH RELATED PARTIES
In addition to the related party transactions described in Notes 1 and 6, we also entered into transactions with the following related parties:
We purchase materials and manufacturing equipment from a company that is effectively owned by two members of our Board of Directors who are also executive officers and individuals directly related to them. Purchases from this related entity aggregated $11,187, $11,000 and $11,816 for the fiscal years ended June 30, 2011, June 24, 2010 and June 25, 2009, respectively. Accounts payable to this related entity aggregated $35 and $281 as of June 30, 2011 and June 24, 2010, respectively.

NOTE 14 — DISTRIBUTION CHANNEL AND PRODUCT TYPE SALES MIX
We operate in a single reportable operating segment through which we sell various nut products through multiple distribution channels.
The following summarizes net sales by distribution channel for the fiscal years ended:

	June 30,	June 24,	June 25,
Distribution Channel	2011	2010	2009
Consumer	$414,486	$331,509	$317,097
Industrial	87,830	78,255	79,147
Food Service	72,987	63,186	64,657
Contract Packaging	64,025	52,332	55,753
Export	34,884	36,351	37,192

Total	$674,212	$561,633	$553,846

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types.

	June 30,	June 24,	June 25,
Product Type	2011	2010	2009
Peanuts	16.2%	19.9%	21.8%
Pecans	18.8	19.0	19.2
Cashews & Mixed Nuts	21.0	21.1	22.5
Walnuts	12.0	12.4	13.3
Almonds	13.8	11.5	11.3
Other	18.2	16.1	11.9

Total	100.0%	100.0%	100.0%

For all periods presented, the largest component of the “Other” product type is trail and snack mixes which include nut products.
NOTE 15 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The following table details the activity in various allowance and reserve accounts.

	Balance at
	Beginning			Balance at
Description	of Period	Additions	Deductions	End of Period
June 30, 2011
Allowance for doubtful accounts	$160	$281	$(217)	$224
Reserve for cash discounts	398	8,100	(8,028)	470
Reserve for customer deductions	1,513	6,103	(5,437)	2,179

Total	$2,071	$14,484	$(13,682)	$2,873

June 24, 2010
Allowance for doubtful accounts	$138	$22	$—	$160
Reserve for cash discounts	416	7,058	(7,076)	398
Reserve for customer deductions	2,211	3,419	(4,117)	1,513

Total	$2,765	$10,499	$(11,193)	$2,071

June 25, 2009
Income tax valuation allowance	$3,038	$—	$(3,038)	$—
Allowance for doubtful accounts	111	33	(6)	138
Reserve for cash discounts	310	6,780	(6,674)	416
Reserve for customer deductions	1,796	6,233	(5,818)	2,211

Total	$5,255	$13,046	$(15,536)	$2,765

NOTE 16 — PRODUCT RECALL
On March 19, 2010, we announced a voluntary recall of certain bulk and packaged snack mix and cashew items containing black pepper as a precautionary measure because the product might have been contaminated with salmonella. Our recall was a follow-up to the voluntary recall of black pepper announced by Mincing Overseas Spice Company, a supplier to us through a distributor, on March 5, 2010. As of June 30, 2011 and June 24, 2010, our accrued liability for estimated product recall costs related to black pepper was $180. We do not currently anticipate any further recalls related to black pepper.
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
Our total net costs associated with the pistachio recall, which were all recorded in fiscal 2009, were approximately $2,400. As of June 24, 2010, our accrued liability for estimated product recall costs related to pistachios was $346. We settled with Setton during the second quarter of fiscal 2011, receiving $1,100 in cash (recorded as a reduction in administrative expenses) and up to $700 in future consideration ($207 of which was used during fiscal 2011), contingent upon product purchases. During the third quarter of fiscal 2011, we eliminated our remaining accrued liability for the pistachio recall and recorded a $346 reduction in administrative expenses.
NOTE 17 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)
The following unaudited quarterly consolidated financial data are presented for fiscal 2011 and fiscal 2010. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended June 30, 2011:
Net sales	$146,788	$223,600	$137,442	$166,382
Gross profit	20,541	27,236	9,986	26,428
Income (loss) from operations	3,484	9,889	(7,601)	4,484
Net income (loss)	1,079	5,172	(5,625)	2,209
Basic earnings (loss) per common share	$0.10	$0.48	$(0.53)	$0.21
Diluted earnings (loss) per common share	$0.10	$0.48	$(0.53)	$0.21
Year Ended June 24, 2010:
Net sales	$126,812	$180,070	$113,194	$141,557
Gross profit	23,874	32,736	13,553	24,623
Income (loss) from operations	9,710	15,382	(1,400)	5,980
Net income (loss)	4,766	8,820	(1,900)	2,739
Basic earnings (loss) per common share	$0.45	$0.83	$(0.18)	$0.26
Diluted earnings (loss) per common share	$0.45	$0.82	$(0.18)	$0.25
The first quarter of fiscal 2011 contained $600 of administrative expense related to an increase in the anticipated liability for additional consideration to be paid as part of the OVH acquisition. The second quarter of fiscal 2011 contained a $1,100 reduction in administrative expenses related to an insurance recovery, offset by a $800 increase in the anticipated liability for additional consideration to be paid as part of the OVH acquisition and a $900 increase in the estimated liability for a lawsuit settlement. The third quarter of fiscal 2011 contained a $1,500 increase in the estimated liability for a lawsuit settlement. The fourth quarter of fiscal 2011 contained a $5,700 goodwill impairment for the entire goodwill amount related to the OVH acquisition, partially offset by a $700 decrease in the estimated liability for a lawsuit settlement. The impairment was primarily due to the significant decline in the market value and operating results of the Company in fiscal 2011, which have been negatively impacted by challenging market conditions, as further discussed above in Notes 1 and 4.
The third quarter of fiscal 2010 contained $600 of costs related to a product recall broken down as follows: (i) $300 reduction in sales; (ii) $100 increase in cost of sales; (iii) $300 increase in administrative expenses; and (iv) $100 decrease in incentive compensation costs. The fourth quarter of fiscal 2010 includes results of the OVH acquisition from May 21, 2010 to June 24, 2010.
Consolidated Statement of Cash Flows for the Thirty-Nine Weeks Ended March 24, 2011
During the fourth quarter of fiscal 2011, we identified an adjustment to correct an error in the presentation of amounts paid as contingent consideration in the consolidated statement of cash flows for the thirty-nine weeks ended March 24, 2011. We incorrectly reported the payment of contingent consideration as a decrease in the change of accrued expenses in the operating activities section of the cash flow statement for the thirty-nine weeks ended March 24, 2011. The appropriate classification of payments not exceeding the acquisition date fair value of contingent consideration is to record the amount as an outflow in the financing activities section of the consolidated statement of cash flows. The classification of the $4,135 fiscal 2011 payment of contingent consideration, which did not exceed the amount recorded at the acquisition date, is correctly presented in the consolidated statement of cash flows for the year ended June 30, 2011. The adjustment does not change net income or the net reported change in cash for the thirty-nine weeks ended March 24, 2011, nor does it affect the cash balance previously reported on the balance sheet.
We do not believe that this adjustment is material to cash flows from operating or financing activities as reported in our previously filed Quarterly Report on Form 10-Q for the period ended March 24, 2011. Accordingly, we will revise our third quarter of fiscal 2011 consolidated statement of cash flows prospectively within our third quarter of fiscal 2012 Quarterly Report on Form 10-Q as follows:

	Net Cash Used in		Net Cash Provided by		Change in
	Operating Activities		Financing Activities		Cash
	Previously		Previously
	Reported	Revised	Reported	Revised
Thirty-nine weeks ended March 24, 2011	$(31,409)	$(27,274)	$34,689	$30,554	—
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011, based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2011.
The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B — Other Information
None.
PART III
Item 10 — Directors and Executive Officers of the Registrant
The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Independence of the Audit Committee” of our Proxy Statement for the 2011 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of our Company is included immediately before Part II of this Report.
We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at www.jbssinc.com.

Item 11 — Executive Compensation
The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2011 Annual Meeting are incorporated herein by reference.
Item 12 — Security Ownership of Certain Beneficial Owners and Management
The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2011 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of our Company is included immediately before Part II of this Report.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
The Sections entitled “Corporate Governance—Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2011 Annual Meeting are incorporated herein by reference. Other certain information relating to the directors and executive officers of our Company is included immediately before Part II of this Report.
Item 14 — Principal Accountant Fees and Services
The information under the proposal entitled “Ratify Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm” of our Proxy Statement for the 2011 Annual Meeting is incorporated herein by reference.

PART IV
Item 15 — Exhibits and Financial Statement Schedules
     (a) (1) Financial Statements
The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Year Ended June 30, 2011, the Year Ended June 24, 2010 and the Year Ended June 25, 2009
Consolidated Balance Sheets as of June 30, 2011 and June 24, 2010
Consolidated Statements of Stockholders’ Equity for the Year Ended June 30, 2011, the Year Ended June 24, 2010 and the Year Ended June 25, 2009
Consolidated Statements of Cash Flows for the Year Ended June 30, 2011, the Year Ended June 24, 2010 and the Year Ended June 25, 2009
Notes to Consolidated Financial Statements
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

Date: September 2, 2011	JOHN B. SANFILIPPO & SON, INC.
	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	September 2, 2011

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer and Group President and Director (Principal Financial Officer)	September 2, 2011

/s/ Herbert J. Marros Herbert J. Marros	Director of Financial Reporting and Taxation (Principal Accounting Officer)	September 2, 2011

/s/ Jasper B. Sanfilippo Jasper B. Sanfilippo	Director	September 2, 2011

/s/ Mathias A. Valentine Mathias A. Valentine	Director	September 2, 2011

/s/ Jim Edgar Jim Edgar	Director	September 2, 2011

/s/ Timothy R. Donovan Timothy R. Donovan	Director	September 2, 2011

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	September 2, 2011

/s/ Daniel M. Wright Daniel M. Wright	Director	September 2, 2011

/s/ Ellen C.Taaffe Ellen Taaffe	Director	September 2, 2011

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987, dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.4	The Registrant’s 1998 Equity Incentive Plan(4)

*10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

*10.12	The Registrant’s Restated Supplemental Retirement Plan (10)

*10.13	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

*10.14	Amended and Restated Sanfilippo Value Added Plan, dated August 31, 2011, filed herewith

Exhibit
Number	Description
10.15	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

10.16	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.17	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.22	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.23	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

*10.24	First Amendment to the Registrant’s 2008 Equity Incentive Plan(14)

*10.25	The Registrant’s 2008 Equity Incentive Plan, as amended(14)

*10.26	The Registrant’s Employee Restricted Stock Unit Award Agreement(15)

*10.27	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement(15)

*10.28	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement(19)

10.29	Form of Indemnification Agreement(16)

**10.30	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(17)

10.31	Purchase Agreement by and between the Company and Orchard Valley Harvest, Inc. dated May 5, 2010, and signed by Stephen J. Kerr, John Potter and Matthew I. Freidrich, solely as the Trustee of the Payton Potter 2007 Irrevocable Trust(18)

10.32	Form of Change-of-Control Employment Security Agreement and Non-Compete(20)

10.33	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(21)

11-13	Not applicable

14	The Registrant’s Code of Conduct, as amended(22)

15-20	Not applicable

21	Subsidiaries of the Registrant, filed herewith

Exhibit
Number	Description
22	Not applicable

23	Consent of PricewaterhouseCoopers LLP, filed herewith

24-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-101	Not applicable

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 10, 2009 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 29, 2009 (Commission File No. 0-19681).

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 8, 2010 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2010 (Commission File No. 0-19681).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2011 (Commission File No. 0-19681).

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2011 (Commission File No. 0-19681).

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.