Form 10-Q
period 2011-09-29
SANFILIPPO JOHN B & SON INC
filed 2011-11-02
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19681

JOHN B. SANFILIPPO & SON, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2419677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1703 North Randall Road Elgin, Illinois	60123-7820
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 2, 2011, 8,066,930 shares of the Registrant's Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant's Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 29, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except earnings per share)

	For the Quarter Ended
	September 29, 2011	September 23, 2010
Net sales	$156,800	$146,788
Cost of sales	135,034	126,247

Gross profit	21,766	20,541

Operating expenses:
Selling expenses	10,025	10,206
Administrative expenses	6,250	6,851

Total operating expenses	16,275	17,057

Income from operations	5,491	3,484

Other expense:
Interest expense ($278 and $266 to related parties)	(1,338)	(1,447)
Rental and miscellaneous expense, net	(306)	(305)

Total other expense, net	(1,644)	(1,752)

Income before income taxes	3,847	1,732
Income tax expense	1,405	653

Net income	$2,442	$1,079
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	120	120

Net comprehensive income	$2,562	$1,199

Basic and diluted earnings per common share	$0.23	$0.10

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 29, 2011	June 30, 2011	September 23, 2010
ASSETS
CURRENT ASSETS:
Cash	$1,709	$1,321	$874
Accounts receivable, less allowances of $3,761, $2,873 and $3,275	49,031	39,031	47,184
Inventories	113,450	128,938	115,781
Income taxes receivable	329	—	—
Deferred income taxes	4,882	4,882	4,274
Prepaid expenses and other current assets	2,416	3,079	4,831

TOTAL CURRENT ASSETS	171,817	177,251	172,944

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463	9,463
Buildings	102,398	102,052	101,459
Machinery and equipment	156,949	157,563	156,540
Furniture and leasehold improvements	4,183	3,984	3,998
Vehicles	471	505	505
Construction in progress	1,564	1,188	993

	275,028	274,755	272,958
Less: Accumulated depreciation	153,297	151,405	142,085

	121,731	123,350	130,873
Rental investment property, less accumulated depreciation of $5,582, $5,358 and $4,683	30,118	30,342	31,017

TOTAL PROPERTY, PLANT AND EQUIPMENT	151,849	153,692	161,890

Cash surrender value of officers’ life insurance and other assets	7,151	6,928	7,565
Goodwill	—	—	5,662
Intangible assets, net	13,174	13,917	15,499

TOTAL ASSETS	$343,991	$351,788	$363,560

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 29, 2011	June 30, 2011	September 23, 2010
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$39,105	$47,985	$36,886
Current maturities of long-term debt, including related party debt of $280, $274 and $258	10,646	10,809	15,399
Accounts payable, including related party payables of $151, $35 and $363	30,645	28,260	43,104
Book overdraft	1,671	1,639	1,918
Accrued payroll and related benefits	5,219	5,308	8,604
Accrued workers’ compensation	4,721	4,874	5,153
Other accrued expenses	10,049	12,222	12,085
Income taxes payable	—	817	135

TOTAL CURRENT LIABILITIES	102,056	111,914	123,284

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $12,810, $12,882 and $13,090	41,610	42,430	41,840
Retirement plan	10,614	10,567	9,986
Deferred income taxes	2,134	2,050	4,539
Other	1,092	1,120	2,636

TOTAL LONG-TERM LIABILITIES	55,450	56,167	59,001

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,184,330, 8,182,580 and 8,170,599 shares issued	82	82	82
Capital in excess of par value	102,824	102,608	101,969
Retained earnings	87,879	85,437	83,681
Accumulated other comprehensive loss	(3,122)	(3,242)	(3,279)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	186,485	183,707	181,275

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$343,991	$351,788	$363,560

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarter Ended
	September 29, 2011	September 23, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,442	$1,079
Depreciation and amortization	4,354	4,347
Loss on disposition of properties	8	36
Deferred income tax expense	84	182
Stock-based compensation expense	205	152
Change in assets and liabilities:
Accounts receivable, net	(10,000)	(7,386)
Inventories	15,488	(1,418)
Prepaid expenses and other current assets	663	(332)
Accounts payable	2,385	13,479
Accrued expenses	(2,415)	(2,117)
Income taxes payable/receivable	(1,146)	239
Other long-term liabilities	(28)	(2,920)
Other, net	258	391

Net cash provided by operating activities	12,298	5,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,940)	(1,411)
Proceeds from disposition of properties	191	—
Purchase of assets of Orchard Valley Harvest, Inc.	—	(115)
Cash surrender value of officers’ life insurance	(100)	(78)

Net cash used in investing activities	(1,849)	(1,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	62,422	60,705
Repayments of revolving credit borrowings	(71,302)	(64,256)
Principal payments on long-term debt	(983)	(1,027)
Increase (decrease) in book overdraft	32	(143)
Credit facility amendment costs	(241)	—
Issuance of Common Stock under equity award plans	11	26
Tax benefit of equity awards exercised	—	4

Net cash used in financing activities	(10,061)	(4,691)

NET INCREASE (DECREASE) IN CASH	388	(563)
Cash, beginning of period	1,321	1,437

Cash, end of period	$1,709	$874

Supplemental disclosures of cash flow information:
Capital lease obligations incurred	—	37

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 — Basis of Presentation

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). References herein to fiscal 2012 are to the fiscal year ending June 28, 2012. References herein to fiscal 2011 are to the fiscal year ended June 30, 2011 which consisted of fifty-three weeks (the fourth quarter consisting of fourteen weeks). References herein to the first quarter of fiscal 2012 are to the quarter ended September 29, 2011. References herein to the first quarter of fiscal 2011 are to the quarter ended September 23, 2010.

The accompanying unaudited financial statements fairly present the consolidated statements of operations and comprehensive income, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods.

The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 30, 2011 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Note 2 — Inventories

Inventories are stated at the lower of cost (first in, first out) or market which approximates actual cost. Raw materials and supplies include costs of nut and nut related products. Work-in-process and finished goods include labor and manufacturing overhead costs. Inventories consist of the following:

	September 29, 2011	June 30, 2011	September 23, 2010
Raw material and supplies	$45,074	$57,980	$45,340
Work-in-process and finished goods	68,376	70,958	70,441

Total	$113,450	$128,938	$115,781

Note 3 — Earn-out Liability — Acquisition of Orchard Valley Harvest, Inc.

Under terms of the Purchase Agreement by and between us and Orchard Valley Harvest, Inc. dated May 5, 2010 (the “Purchase Agreement”), future consideration up to $10,079 may be paid ($5,079 of which was earned in calendar 2010, the remainder of which is contingent upon performance of the acquired business for the 2011 calendar year), which is in addition to the $32,887 cash purchase price paid, of which $115 was paid in the first quarter of fiscal 2011. The following table summarizes the potential earn-outs to be paid under the terms of the Purchase Agreement. Net retail sales include packaged sales to the consumer distribution channel. Net sales are comprised of net retail sales plus bulk sales of products.

Earn-out
Earn-out Measurement	Payment
Calendar 2010 net retail sales greater than $25,500	$79
Calendar 2010 net sales greater than $41,500 and calendar 2010 net retail sales greater than $36,500	5,000
Calendar 2011 net retail sales greater than $43,000	2,500
Calendar 2010 and calendar 2011 net retail sales greater than $105,000	2,500

Total	$10,079

The earn-out liability recorded as of September 29, 2011 represents the fair value of the expected future payments, which was estimated by applying the income approach. The fair value is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Key assumptions included a discount rate of 3.25% and a probability adjusted level of future sales performance levels for each periodic performance benchmark that triggers an amount payable under the Purchase Agreement. The two earn-out measurements based upon calendar 2010 net sales and net retail sales were both achieved in calendar 2010. Under terms of the Purchase Agreement, we paid $4,135 of this amount during the third quarter of fiscal 2011 and the remaining $944 is expected to be paid in November 2011, during the second quarter of fiscal 2012.

We have established a current liability of $3,417 as of September 29, 2011 related to (i) the $944 remaining earn-out payment we will be required to make related to calendar year 2010, and (ii) $2,473 related to the anticipated earn-out payment we will be required to make related to calendar year 2011. The final earn-out liability will be measured as of December 29, 2011. The change in the fair value measurement of the earn-out liability during the first quarter of fiscal 2012 was not material.

Note 4 — Goodwill and Intangible Assets

Our recorded goodwill of $5,662 as of September 23, 2010 related wholly to the OVH acquisition which was completed during the fourth quarter of fiscal 2010. This entire goodwill balance was considered impaired during our impairment review during the fourth quarter of fiscal 2011.

Intangible assets subject to amortization consist of the following:

	September 29, 2011	June 30, 2011	September 23, 2010
Customer relationships	$10,600	$10,600	$10,600
Non-compete agreement	5,400	5,400	5,400
Brand names	8,090	8,090	8,090

Total intangible assets, gross	24,090	24,090	24,090

Less accumulated amortization:
Customer relationships	(2,038)	(1,660)	(524)
Non-compete agreement	(912)	(556)	(171)
Brand names	(7,966)	(7,957)	(7,896)

Total accumulated amortization	(10,916)	(10,173)	(8,591)

Net intangible assets	$13,174	$13,917	$15,499

Customer relationships and the non-compete agreement relate wholly to the OVH acquisition. Customer relationships are being amortized on a straight line basis over seven years. The non-compete agreement is being amortized based upon the expected pattern of cash flow annual benefit over a five year period. The brand names consist primarily of the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name became fully amortized in fiscal 2011. The remainder of the brand names relates to the OVH acquisition and is being amortized on a straight line basis over five years.

Note 5 — Primary Financing Facilities

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility (as amended, the “Credit Facility”). On July 15, 2011, we entered into a Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment extended the maturity date of the Credit Facility from February 7, 2013 to July 15, 2016. In addition, the Second Amendment increased the amount by which we may increase the revolving credit commitment available under the Credit Facility from $15,000 to $22,500. On October 31, 2011, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment permits an additional 5% of outstanding accounts receivable from Frito-Lay North America, Inc. (and its subsidiaries and affiliates) to be included as eligible in the borrowing base calculation, and the Third Amendment also made technical modifications to definitions. As of September 29, 2011, we were in compliance with all covenants under the Credit Facility. As of September 29, 2011, we had $67,309 of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). As of September 29, 2011, we were in compliance with all covenants under the Mortgage Facility. We have classified $25,400 under Tranche A as long-term debt as of September 29, 2011. This $25,400 represents scheduled principal payments due under Tranche A beyond twelve months of September 29, 2011. All amounts outstanding under Tranche B are classified as short-term debt as of September 29, 2011, since the Mortgage Lender has the option to use proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

Note 6 — Income Taxes

At the beginning of fiscal year 2012, we had gross state tax net operating losses of approximately $11,400 that will expire between 2017 and 2030 if not utilized.

As of September 29, 2011, unrecognized tax benefits and accrued interest and penalties were not material. There were no material changes to the amount of unrecognized tax benefits during the first quarter of fiscal 2012. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

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

Note 7 — Earnings Per Common Share

Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average number of shares outstanding used in computing earnings per share:

	For the Quarter Ended
	September 29, 2011	September 23, 2010
Weighted average number of shares outstanding – basic	10,682,647	10,657,282
Effect of dilutive securities:
Stock options and restricted stock units	91,298	108,284

Weighted average number of shares outstanding – diluted	10,773,945	10,765,566

155,625 anti-dilutive stock options with a weighted average exercise price of $15.34 were excluded from the computation of diluted earnings per share for the quarter ended September 29, 2011. 112,625 anti-dilutive stock options with a weighted average exercise price of $17.52 were excluded from the computation of diluted earnings per share for the quarter ended September 23, 2010.

Note 8 — Stock-Based Compensation Plans

At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), Common Stock or dividends and dividend equivalents. As of September 29, 2011, 794,834 shares of Common Stock remain authorized for future grants of awards. The 2008 Equity Incentive Plan replaced a stock option plan approved at our annual meeting of stockholders on October 28, 1998 (the “1998 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards could be made. All outstanding options issued pursuant to the 1998 Equity Incentive Plan will continue to be governed by the terms of the 1998 Equity Incentive Plan.

The following is a summary of stock option activity for the first quarter of fiscal 2012:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	287,875	$11.99
Activity:
Granted	—	—
Exercised	(1,750)	6.05
Forfeited	(16,750)	11.75

Outstanding at September 29, 2011	269,375	$12.05	3.83	$49

Exercisable at September 29, 2011	248,125	$12.32	3.60	$47

There were no stock option grants awarded during the first quarter of fiscal 2012 or the first quarter of fiscal 2011.

The following is a summary of non-vested stock options for the first quarter of fiscal 2012:

Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2011	21,875	$4.81
Activity:
Granted	—	—
Vested	(375)	4.68
Forfeited	(250)	4.45

Non-vested, at September 29, 2011	21,250	$4.81

There was no restricted stock unit activity during the first quarter of fiscal 2012. 187,500 restricted stock units with a weighted average grant date fair value of $11.34 were outstanding at September 29, 2011.

Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2012 and fiscal 2011 was $205 and $152, respectively. As of September 29, 2011, there was $845 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 0.58 years.

We also have 10,000 SARs outstanding that were granted to a marketing consultant during the first quarter of fiscal 2011 and are being accounted for as a liability award whereby the fair value is measured at the end of each reporting period. These SARs vest over a three year period and have a ten year term. The amount of expense recognized during the first quarter of fiscal 2011 and 2012 related to the SARs was not material.

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

	For the Quarter Ended
	September 29, 2011	September 23, 2010
Service cost	$61	$54
Interest cost	150	144
Amortization of prior service cost	239	239
Amortization of gain	(46)	(54)

Net periodic benefit cost	$404	$383

Note 10 — Distribution Channel and Product Type Sales Mix

We operate in a single reportable segment through which we sell various nut and nut related products through multiple distribution channels.

The following summarizes net sales by distribution channel:

	Quarter Ended
Distribution Channel	September 29, 2011	September 23, 2010
Consumer	$89,376	$85,942
Commercial Ingredients	45,130	39,510
Contract Packaging	15,364	14,522
Export	6,930	6,814

Total	$156,800	$146,788

Effective the first quarter of fiscal 2012, we are reporting net sales for the “commercial ingredients” distribution channel. Previously, sales to this channel were reported separately in either the “industrial” or “food service” distribution channels. Due to substantial similarities in these two channels, we combined them and will report these net sales in one channel called “commercial ingredients.” The similarities between the two channels include, among other things, sales of bulk products that are used to produce ingredients with nut products. All prior years’ amounts are reclassified to conform to the current presentation.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
Product Type	September 29, 2011	September 23, 2010
Peanuts	17.2%	18.0%
Pecans	18.3	16.8
Cashews & Mixed Nuts	21.7	19.2
Walnuts	10.9	13.6
Almonds	14.7	13.3
Other	17.2	19.1

Total	100.0%	100.0%

For both periods presented, the largest component of the “Other” product type is trail and snack mixes which include nut products.

Note 11 — Commitments and Contingent Liabilities

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

During the first quarter of fiscal 2012, the U.S. District Court for the Northern District of Illinois issued a final approval of the settlement agreement related to the class action wage and hour lawsuit that was filed against us in fiscal 2010. The final approval of the settlement agreement did not have a material impact on earnings in the first quarter of fiscal 2012. We expect the case to be closed and formally dismissed by the court during the fourth quarter of fiscal 2012. Pursuant to the terms of the final settlement agreement, we paid $2,600 to the claims administrator during the first quarter of fiscal 2012 and we expect to receive a reverter payment for unclaimed settlement funds of approximately $665 during the fourth quarter of fiscal 2012. We have recorded a current asset of $665 at September 29, 2011.

Note 12 — Fair Value of Financial Instruments

The fair value of the Tranche A portion of our Mortgage Facility as of September 29, 2011, including current maturities, was estimated at approximately $35,000, which exceeds our carrying value of $27,800. The fair value of the fixed rate debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on companies with similar credit quality and size of debt issuances for similar terms.

The fair value of the contingent consideration to be paid under terms of the OVH Purchase Agreement was determined using probability factors for specific earn-out measurements discounted by our incremental short-term borrowing rate. Due to the relatively short timeframe of the earn-out period (which concludes after the 2011 calendar year), the sensitivity of the determination of the fair value of the contingent consideration is almost entirely dependent upon the probability factors. Under the fair value measurement and disclosure provisions of ASC 820 for Level 3 inputs, we are required to re-measure the fair value of the contingent consideration on a quarterly basis and disclose the effect of the measurements on earnings for each quarterly period.

The carrying amounts of our other long-term debt, including the Tranche B portion of the Mortgage Facility, industrial development bonds and Selma, Texas financing obligation, are approximately the same as their estimated fair values.

Note 13 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. The adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. The adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the year ended June 30, 2011 consisted of fifty-three weeks, as our fourth quarter consisted of fourteen weeks. References herein to fiscal 2012 are to the fiscal year ending June 28, 2012. References herein to fiscal 2011 are to the fiscal year ended June 30, 2011. References herein to the first quarter of fiscal 2012 are to the quarter ended September 29, 2011. References herein to the first quarter of fiscal 2011 are to the quarter ended September 23, 2010. As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

We are one of the leading processors and marketers of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private labels and under the Fisher, Orchard Valley Harvest, and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, candy and confections, natural snacks and trail mixes, sunflower seeds, dried fruit, corn snacks, sesame sticks and other sesame snack products. We distribute our products in the consumer, commercial ingredients, contract packaging and export distribution channels.

We developed a five-year strategic plan (the “Strategic Plan”) during fiscal 2009 to help us achieve long-term profitable growth. Our long-term goals include (i) attaining recognition by global retailers, food service providers and consumers as a world class nut partner, (ii) attaining recognition as a high quality, well-run food business that utilizes our vast industry knowledge and innovation to achieve high growth and profitability, (iii) meeting the demands of nut consumers throughout the world, (iv) profitably increasing our market share in private brands by using innovation valued by our customers, (v) substantially increasing our presence in the commercial ingredients distribution channel, (vi) providing the best total solution to retailers by increasing our presence beyond the traditional nut aisles of stores, (vii) utilizing our Fisher brand name recognition as a foundation for targeted sustained growth via value-added snack and baking products, and (viii) utilizing acquisitions, joint ventures and/or strategic alliances as they present themselves to grow our business and expand into new target markets. We have executed portions of this strategy through the first quarter of fiscal 2012, including an increase in private label sales to a customer, a renewed focus on our branded business, and consummating the acquisition of certain assets of Orchard Valley Harvest, Inc., which gives us a significant presence in the produce section of supermarkets.

We face a number of challenges in the future. Specific challenges, among others, include: high tree nut commodity costs (including as a result of increased demand for pecans and walnuts in China), significantly higher peanut costs mainly due to a poor 2011 crop, intensified competition and executing our Strategic Plan. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (which is also our corporate headquarters) (the “Elgin Site”). We have been, and we expect to continue to be, able to devote more funds to promote and advertise our Fisher brand in order to increase our market share. However, these efforts are challenging because, among other things, consumer preferences have shifted towards lower-priced private label products from higher-priced branded products as a result of economic conditions. Although such consumer preferences benefited our private label product sales, the profit margins for private label products are typically lower than they are for branded products. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A—“Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales increased by $10.0 million, or 6.8%, to $156.8 million in the first quarter of fiscal 2012 from net sales of $146.8 million for the first quarter of fiscal 2011.

Gross profit increased by $1.2 million and our gross profit margin, as a percentage of net sales, decreased nominally to 13.9% for the first quarter of fiscal 2012 compared to 14.0% for the first quarter of fiscal 2011.

Total operating expenses for the first quarter of fiscal 2012 declined by $0.8 million to 10.4% of net sales from 11.6% for the first quarter of fiscal 2011.

The total value of inventories on hand at the end of the first quarter of fiscal 2012 decreased by $2.3 million, or 2.0%, in comparison to the total value of inventories on hand at the end of the first quarter of fiscal 2011.

We expect that acquisition costs for most tree nuts will be relatively stable for the 2011 crop year (which falls into our 2012 fiscal year), but acquisition costs will remain at levels that are significantly higher than historical averages. In the second and third quarters of fiscal 2011, we experienced rising commodity costs for which commensurate price increases could not be fully implemented until the end of the third quarter of fiscal 2011. We do not anticipate that there will be a need for significant price increases for tree nut products after the expected cashew product price increases are implemented during the second quarter of fiscal 2012.

Unlike tree nuts, peanut market prices for the 2011 crop have increased over 100% in comparison to peanut market prices for the 2010 crop. This significant increase in peanut market prices is due to reduced acreage, reduced yields caused by drought conditions in the majority of the peanut growing areas and the poor quality of the 2010 crop carryover stocks. As a peanut sheller, we leveraged our longstanding relationships with our peanut farmers so that sufficient peanut acreage was planted to meet the majority of our peanut requirements. Additionally, because we entered into purchase contracts with our peanut farmers prior to planting in February and March of 2011 and fixed our purchase costs at that time, we were therefore able to avoid a considerable portion of the year-over-year peanut market price increase. Consequently, we should be well positioned to meet our customers’ peanut needs over the next twelve months, assuming that the negative impact of the drought conditions on crop quality and yield does not exceed what we are anticipating.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased by $10.0 million, or 6.8%, to $156.8 million in the first quarter of fiscal 2012 from net sales of $146.8 million for the first quarter of fiscal 2011. The increase in net sales resulted from higher selling prices generated by pricing actions taken since the first quarter of fiscal 2011. Sales prices increased for all major product types due to higher commodity acquisition costs. Sales volume, which is defined as pounds shipped to customers, decreased by 6.8% in the first quarter of fiscal 2012 compared the first quarter of fiscal 2011. Sales volume decreased in all distribution channels mainly because of the impact of higher selling prices on consumer demand.

The following table shows a comparison of sales by distribution channel (dollars in thousands):

	Quarter Ended
Distribution Channel	September 29, 2011	September 23, 2010
Consumer	$89,376	$85,942
Commercial Ingredients	45,130	39,510
Contract Packaging	15,364	14,522
Export	6,930	6,814

Total	$156,800	$146,788

Effective the first quarter of fiscal 2012, we are reporting net sales for the “commercial ingredients” distribution channel. Previously, sales to this channel were reported separately in either the “industrial” or “food service” distribution channels. Due to substantial similarities in these two channels, we combined these two channels and will report these net sales in one channel called commercial ingredients. The similarities between the two channels include, among other things, sales of bulk products that are used to produce ingredients with nut products. All prior years’ amounts are reclassified to conform to the current presentation.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
Product Type	September 29, 2011	September 23, 2010
Peanuts	17.2%	18.0%
Pecans	18.3	16.8
Cashews & Mixed Nuts	21.7	19.2
Walnuts	10.9	13.6
Almonds	14.7	13.3
Other	17.2	19.1

Total	100.0%	100.0%

Net sales in the consumer distribution channel increased by 4.0% in dollars, but decreased 8.0% in volume in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Private label consumer sales volume decreased by 0.6% in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to loss of business at two customers but was almost entirely offset by higher sales volume at a major customer. Fisher brand sales volume decreased by 21.2% in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due primarily to lower snack nut and peanut butter sales.

Net sales in the commercial ingredients distribution channel increased by 14.2% in dollars, but decreased 4.4% in sales volume in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The sales volume decrease was primarily due to lower walnut sales mainly from a limited supply of walnuts available for the commercial ingredients distribution channel, but was partially offset by higher peanut butter sales.

Net sales in the contract packaging distribution channel increased by 5.8% in dollars, but decreased 4.1% in volume in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The sales volume decrease was due to lower sales to our major contract packaging customer.

Net sales in the export distribution channel increased by 1.7% in dollars, but decreased 12.7% in volume in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The decrease in sales volume was due primarily to lost business at a major export retail customer.

Gross Profit

Gross profit increased by $1.2 million, or 6.0%, to $21.8 million for the first quarter of fiscal 2012 from $20.5 million for the first quarter of fiscal 2011. Our gross profit margin, as a percentage of net sales, decreased nominally to 13.9% for the first quarter of fiscal 2012 compared to 14.0% for the first quarter of fiscal 2011. This nominal decline in gross profit margin occurred as a result of a decline in gross profit margins on sales of cashews and products containing cashews, such as fruit and nut mixes and mixed nuts, due to a significant increase in cashew acquisition costs since the first quarter of fiscal 2011. The declines in gross profit margins on sales of these products were offset by increases in gross profit margins on sales of walnuts, almonds, peanuts, pistachios and pine nuts. The increase in gross profit margins on sales of these products primarily led to the $1.2 million increase in gross profit. We expect to complete all price increases for cashews and cashew products during the second quarter of fiscal 2012.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2012 declined by $0.8 million. Selling and administrative expenses for the first quarter of fiscal 2012 decreased to 10.4% of net sales from 11.6% of net sales for the first quarter of fiscal 2011. Selling expenses for the first quarter of fiscal 2012 were $10.0 million, a decrease of $0.2 million, or 1.8%, from the amount recorded for the first quarter of fiscal 2011. Administrative expenses for the first quarter of fiscal 2012 were $6.3 million, a decrease of $0.6 million, or 8.8%, from the first quarter of fiscal 2011 due primarily to (i) $0.6 million of a fair value adjustment recorded within administrative expense in the first quarter of fiscal 2011 related to the OVH earn-out liability (which did not recur in the first quarter of fiscal 2012), and (ii) $0.3 million of litigation expense recognized during the first quarter of fiscal 2011. These decreases were partially offset by a $0.5 million increase in the first quarter of fiscal 2012 in incentive compensation expense due to improved operating results.

Income from Operations

Due to the factors discussed above, income from operations increased to $5.5 million, or 3.5% of net sales, for the first quarter of fiscal 2012 from $3.5 million, or 2.4% of net sales, for the first quarter of fiscal 2011.

Interest Expense

Interest expense was $1.3 million for the first quarter of fiscal 2012 compared to $1.4 million for the first quarter of fiscal 2011. The decrease in interest expense was due to lower interest rates on our revolving credit facility and a decline in long-term debt.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for both the first quarter of fiscal 2012 and the first quarter of fiscal 2011.

Income Tax Expense

Income tax expense was $1.4 million, or 36.5% of income before income taxes, for the first quarter of fiscal 2012 compared to $0.7 million, or 37.7% of income before income taxes for the first quarter of fiscal 2011.

Net Income

Net income was $2.4 million, or $0.23 per common share (basic and diluted), for the first quarter of fiscal 2012, compared to $1.1 million, or $0.10 per common share (basic and diluted), for the first quarter of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan, repay indebtedness and pay contingent earn-out liabilities. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008, providing a revolving loan commitment and letter of credit subfacility (as amended, the “Credit Facility”). We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility due to our improved financial performance in the past have allowed us to consummate the OVH acquisition, devote more funds to promote our products, especially our Fisher and Orchard Valley Harvest brands and explore other growth strategies outlined in our Strategic Plan, including further acquisitions. The consummation of any significant future acquisitions would generally require the approval of our lenders under the Credit Facility. The decrease in our operating results during fiscal 2011 was due primarily to increased commodity costs, especially for pecans and other tree nuts. While our fiscal 2011 operating results have negatively impacted our current financial position, we remain committed to our Strategic Plan and delivering long-term profitable growth. Our financial performance for the first quarter of fiscal 2012 showed improvement over the first quarter of fiscal 2011. We currently expect that commodity costs, while higher than historical averages, will remain relatively stable for the remainder of fiscal 2012. In the second and third quarters of fiscal 2011, we experienced rising commodity costs for certain products for which commensurate price increases could not be fully implemented until the end of the third quarter of fiscal 2011 and price increases will not be fully implemented until the second quarter of fiscal 2012 for cashew and cashew-related products.

On July 15, 2011, we entered into a Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment extended the maturity date of the Credit Facility from February 7, 2013 to July 15, 2016. In addition, the Second Amendment increased the amount by which we may increase the revolving credit commitment available under the Credit Facility from $15.0 million to $22.5 million. On October 31, 2011, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment permits an additional 5% of outstanding accounts receivable from Frito-Lay North America, Inc. (and its subsidiaries and affiliates) to be included as eligible in the borrowing base calculation, and the Third Amendment also made technical modifications to definitions.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

Net cash provided by operating activities was $12.3 million for the first quarter of fiscal 2012 compared to $5.7 million for the first quarter of fiscal 2011. This increase was primarily due to a decrease in inventories of $15.5 million for the first quarter of fiscal 2012 compared to an increase in inventories of $1.4 million during the first quarter of fiscal 2011. We were required to purchase shelled walnuts and pecans during the first quarter of fiscal 2011 to fulfill sales commitments.

We repaid $1.0 million of long-term debt during the first quarter of fiscal 2012, $0.8 million of which was related to the Mortgage Facility (as defined below). The net decrease in our Credit Facility was $8.9 million during the first quarter of fiscal 2012 compared to $3.6 million during the first quarter of fiscal 2011. This decrease in short-term borrowings under our Credit Facility was primarily due to a decrease in commodity purchases.

Total inventories were $113.5 million at September 29, 2011, a decrease of $15.5 million, or 12.0%, from the inventory balance at June 30, 2011, and a decrease of $2.3 million, or 2.0%, from the inventory balance at September 23, 2010. The decrease during the first quarter of fiscal 2012 compared to the fiscal 2011 year end is due primarily to reductions in the quantities on hand of inshell pecans and walnuts. We acquire these crops mainly in the second and third quarters of our fiscal year and shell them throughout the year. Therefore, our inshell inventories on hand are typically low at the end of our first fiscal year quarter. The decrease at September 29, 2011 compared to September 23, 2010 is due primarily to decreases in quantities on hand of cashews, shelled pecans and peanuts. These decreases were achieved despite higher acquisition costs for most tree nuts that were purchased during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Pounds of raw nut input stocks decreased by 22.0% or 5.8 million pounds as of the end of the first quarter of fiscal 2012 versus the end of the first quarter of fiscal 2011. Due to higher acquisition costs for most tree nuts that were purchased during the first quarter of fiscal 2012, the weighted average cost per pound of raw nut input stocks on hand increased by 18.4% as of September 29, 2011 when compared to the weighted average cost per pound of raw input stocks as of September 23, 2010.

Net accounts receivable were $49.0 million at September 29, 2011, an increase of $10.0 million, or 25.6%, from the balance at June 30, 2011, and an increase of $1.8 million, or 3.9%, from the balance at September 23, 2010. The increase in net accounts receivable from June 30, 2011 to September 29, 2011 is due primarily to higher sales in the month of September 2011 than in the month of June 2011 because of the seasonality of our business. The increase in net accounts receivable from September 23, 2010 to September 29, 2011 is due primarily to higher dollar sales in September 2011 compared to September 2010 due to higher unit selling prices. Accounts receivable allowances were $3.8 million, $2.9 million and $3.3 million at September 29, 2011, June 30, 2011 and September 23, 2010, respectively. The increase in accounts receivable allowances at September 29, 2011 compared to June 30, 2011 and September 23, 2010 generally corresponds to the higher monthly sales in September 2011 compared to June 2011 and September 2010.

Challenging economic conditions may adversely impact demand for consumer products. These conditions could, among other things, have a material adverse effect on the cash received from our operations. See Part II, Item 1A—“Risk Factors”.

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

On March 28, 2006, our wholly-owned subsidiary JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). While we are currently actively searching for potential buyers for the Old Elgin Site, we cannot ensure that a sale will occur in the next twelve months, if at all. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender (as defined below) prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that may or may not be included in any future sale. We have incurred $6.8 million of total costs under the Development Agreement which are recorded as “Rental Investment Property” at September 29, 2011, June 30, 2011, and September 23, 2010. We have reviewed the assets under the Development Agreement for potential impairment and concluded that no impairment charges were required.

Financing Arrangements

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

On July 15, 2011, we entered into the Second Amendment to the Credit Facility. The Second Amendment extended the maturity date of the Credit Facility from February 7, 2013 to July 15, 2016. In addition, the Second Amendment increased the amount by which we may increase the revolving borrowing capacity available under the Credit Facility from $15.0 million to $22.5 million. On October 31, 2011, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment permits an additional 5% of outstanding accounts receivable from Frito-Lay North America, Inc. (and its subsidiaries and affiliates) to be included as eligible in the borrowing base calculation, and the Third Amendment also made technical modifications to definitions.

The portion of the borrowing base calculation under the Credit Facility based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of September 29, 2011, the weighted average interest rate for the Credit Facility was 2.41%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of our Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 29, 2011, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of September 29, 2011, we had $67.3 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 29, 2011, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $25.4 million has been classified as long-term debt as of September 29, 2011. This $25.4 million represents scheduled principal payments due under Tranche A beyond twelve months of September 29, 2011.

We financed the acquisition, construction and equipping of our Bainbridge, Georgia facility (a peanut shelling plant) with industrial development bonds (the “bonds”) in 1987. As of September 29, 2011, we had $3.8 million in aggregate principal amount of the bonds outstanding. On June 1, 2011, we remarketed the bonds, resetting the interest rate at 3.00% through May 2013, and at a market rate to be determined thereafter. On June 1, 2013, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.5 million on June 1, 2012 to $0.8 million on June 1, 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. Under the terms of the lease, the monthly payment increased to $121 thousand from $109 thousand in September 2011 based upon increases in the consumer price index. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 29, 2011, $13.1 million of the debt obligation was outstanding.

Capital Expenditures

We spent $1.9 million on capital expenditures during the first quarter of fiscal 2012 compared to $1.4 million during the first quarter of fiscal 2011. We expect total capital expenditures for equipment upgrades, facility maintenance and food safety enhancements for fiscal 2012 to be approximately $8.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. The adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective during annual periods (including interim periods) beginning after December 15, 2011. The adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical (including statements concerning our Company's expectations regarding market risk) are “forward looking statements.” These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes”, and “expects” and are based on our current expectations or beliefs concerning future events and involve risks and uncertainties. Our Company cautions that such statements are qualified by important factors, including the factors referred to in Part II, Item 1A — “Risk Factors”, and other factors, risks and uncertainties that are beyond our Company’s control. Consequently, our actual results could differ materially. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, such as a decline in sales to one or more key customers or a decline in sales of private label products; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on prices increase to customers as commodity costs rise and the potential for any negative impact on demand for and sales of our products from price increases; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where we are financially responsible for such losses; (vi) our ability to appropriately respond to, or lessen the negative impact of competitive and pricing pressures; (vii) losses associated with product recalls, product contamination or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (viii) our ability to retain key personnel; (ix) the effect of the group that owns the majority of our voting securities (which may make a takeover or change in control more difficult), including the effect of the agreements pursuant to which such group has pledged a substantial amount of our Company’s securities that it owns; (x) the potential negative impact of government regulations, including the Public Health Security and Bioterrorism Preparedness and Response Act and laws and regulations pertaining to food safety; (xi) our ability to do business in emerging markets; (xii) uncertainty in economic conditions, including the potential for economic downturn; (xiii) our ability to obtain additional capital, if needed; (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control; (xv) the adverse effect of litigation and/or legal settlements, including increased employment-related legal claims against or settlements with us, which have become more prevalent in the current economic environment, including potential unfavorable outcomes exceeding any amounts accrued; and (xvi) losses associated with our status as a licensed nut warehouse operator under the United States Warehouse Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I—Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 29, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2011, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 29, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 11—Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 30, 2011 during the first quarter of fiscal 2012 other than the following:

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 5. Other Information

On October 31, 2011, we entered into the Third Amendment to Credit Agreement with Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (the “Third Amendment”). The Third Amendment permits an additional 5% of outstanding accounts receivable from Frito-Lay North America, Inc. (and its subsidiaries and affiliates) to be included as eligible in the borrowing base calculation, and the Third Amendment also made technical modifications to definitions.

The foregoing summary description of the Third Amendment is qualified in its entirety by reference to the Third Amendment, which is filed as Exhibit 10.34 and is incorporated herein by reference.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 2, 2011.

JOHN B. SANFILIPPO & SON, INC.

By:	/S/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987, dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.4	The Registrant’s 1998 Equity Incentive Plan(4)

10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

10.12	The Registrant’s Restated Supplemental Retirement Plan (10)

10.13	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

10.14	Amended and Restated Sanfilippo Value Added Plan, dated August 31, 2011(22)

10.15	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

10.16	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.17	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

Exhibit Number	Description

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.22	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.23	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

10.24	First Amendment to the Registrant’s 2008 Equity Incentive Plan(14)

10.25	The Registrant’s 2008 Equity Incentive Plan, as amended(14)

10.26	The Registrant’s Employee Restricted Stock Unit Award Agreement(15)

10.27	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement(15)

10.28	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement(19)

10.29	Form of Indemnification Agreement(16)

*10.30	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(17)

10.31	Purchase Agreement by and between the Company and Orchard Valley Harvest, Inc. dated May 5, 2010, and signed by Stephen J. Kerr, John Potter and Matthew I. Freidrich, solely as the Trustee of the Payton Potter 2007 Irrevocable Trust(18)

10.32	Form of Change-of-Control Employment Security Agreement and Non-Compete(20)

10.33	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(21)

10.34	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender, filed herewith

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

† 101.INS	XBRL Instance Document, furnished herewith

† 101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith

† 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith

† 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith

† 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith

† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

†	The Interactive Data Files on Exhibits 101 are deemed furnished, not filed.

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 10, 2009 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 29, 2009 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 8, 2010 (Commission File No. 0-19681).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2010 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2011 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (Commission File No. 0-19681).