Form 10-Q
period 2011-12-29
SANFILIPPO JOHN B & SON INC
filed 2012-02-01
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐		Accelerated filer	☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of February 1, 2012, 8,108,680 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 29, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29, 2011	December 23, 2010	December 29, 2011	December 23, 2010
Net sales	$223,309	$223,600	$380,109	$370,388
Cost of sales	187,868	196,364	322,902	322,611

Gross profit	35,441	27,236	57,207	47,777

Operating expenses:
Selling expenses	12,320	11,781	22,345	21,987
Administrative expenses	7,339	5,566	13,589	12,417

Total operating expenses	19,659	17,347	35,934	34,404

Income from operations	15,782	9,889	21,273	13,373

Other expense:
Interest expense ($296, $264, $562 and $530 to related parties)	(1,303)	(1,643)	(2,641)	(3,090)
Rental and miscellaneous expense, net	(301)	(202)	(607)	(507)

Total other expense, net	(1,604)	(1,845)	(3,248)	(3,597)

Income before income taxes	14,178	8,044	18,025	9,776
Income tax expense	4,824	2,872	6,229	3,525

Net income	$9,354	$5,172	$11,796	$6,251
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	120	121	240	241

Net comprehensive income	$9,474	$5,293	$12,036	$6,492

Basic earnings per common share	$0.87	$0.48	$1.10	$0.59

Diluted earnings per common share	$0.87	$0.48	$1.09	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 29, 2011	June 30, 2011	December 23, 2010
ASSETS
CURRENT ASSETS:
Cash	$3,555	$1,321	$3,701
Accounts receivable, less allowances of $4,663, $2,873 and $5,642	50,738	39,031	45,952
Inventories	155,938	128,938	160,794
Deferred income taxes	4,882	4,882	4,813
Prepaid expenses and other current assets	6,732	3,079	5,427

TOTAL CURRENT ASSETS	221,845	177,251	220,687

PROPERTY, PLANT AND EQUIPMENT:
Land	9,463	9,463	9,463
Buildings	102,803	102,052	101,787
Machinery and equipment	157,083	157,563	157,249
Furniture and leasehold improvements	4,237	3,984	4,017
Vehicles	475	505	505
Construction in progress	2,480	1,188	1,098

	276,541	274,755	274,119
Less: Accumulated depreciation	155,762	151,405	145,341

	120,779	123,350	128,778
Rental investment property, less accumulated depreciation of $5,807, $5,358 and $4,908	29,893	30,342	30,792

TOTAL PROPERTY, PLANT AND EQUIPMENT	150,672	153,692	159,570

Cash surrender value of officers’ life insurance and other assets	7,009	6,928	7,581
Goodwill	—	—	5,662
Intangible assets, net	12,430	13,917	14,948

TOTAL ASSETS	$391,956	$351,788	$408,448

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 29, 2011	June 30, 2011	December 23, 2010
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$24,994	$47,985	$42,260
Current maturities of long-term debt, including related party debt of $285, $274 and $264	10,466	10,809	15,244
Accounts payable, including related party payables of $157, $35 and $189	74,717	28,260	72,177
Book overdraft	4,535	1,639	5,830
Accrued payroll and related benefits	9,147	5,308	5,738
Accrued workers’ compensation	4,818	4,874	5,127
Other accrued expenses	9,708	12,222	13,857
Income taxes payable	3,188	817	2,196

TOTAL CURRENT LIABILITIES	141,573	111,914	162,429

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $12,737, $12,882 and $13,022	40,866	42,430	41,110
Retirement plan	10,662	10,567	10,021
Deferred income taxes	1,606	2,050	4,761
Other	1,064	1,120	3,378

TOTAL LONG-TERM LIABILITIES	54,198	56,167	59,270

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,226,580, 8,182,580 and 8,174,765 shares issued	82	82	82
Capital in excess of par value	103,050	102,608	102,150
Retained earnings	97,233	85,437	88,853
Accumulated other comprehensive loss	(3,002)	(3,242)	(3,158)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	196,185	183,707	186,749

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$391,956	$351,788	$408,448

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 29, 2011	December 23, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,796	$6,251
Depreciation and amortization	8,662	8,676
Loss on disposition of properties	91	502
Deferred income tax benefit	(504)	(135)
Stock-based compensation expense	402	330
Change in assets and liabilities:
Accounts receivable, net	(11,707)	(6,154)
Inventories	(27,000)	(46,431)
Prepaid expenses and other current assets	(3,653)	(928)
Accounts payable	46,457	42,552
Accrued expenses	2,213	(3,237)
Income taxes payable	2,371	2,300
Other long-term liabilities	(56)	(2,178)
Other, net	553	582

Net cash provided by operating activities	29,625	2,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,327)	(3,127)
Proceeds from disposition of properties	191	22
Purchase of assets of Orchard Valley Harvest, Inc.	—	(115)
Cash surrender value of officers’ life insurance	(108)	(129)

Net cash used in investing activities	(4,244)	(3,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	142,337	146,907
Repayments of revolving credit borrowings	(165,328)	(145,084)
Principal payments on long-term debt	(1,907)	(2,142)
Increase in book overdraft	2,896	3,769
Credit facility amendment costs	(241)	—
Payment of contingent consideration	(944)	—
Issuance of Common Stock under equity award plans	40	32
Tax benefit of equity awards exercised	—	1

Net cash (used in) provided by financing activities	(23,147)	3,483

NET INCREASE IN CASH	2,234	2,264
Cash, beginning of period	1,321	1,437

Cash, end of period	$3,555	$3,701

Supplemental disclosures of cash flow information:
Capital lease obligations incurred	—	267

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 — Basis of Presentation

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). References herein to fiscal 2012 are to the fiscal year ending June 28, 2012. References herein to fiscal 2011 are to the fiscal year ended June 30, 2011 which consisted of fifty-three weeks (the fourth quarter consisting of fourteen weeks). References herein to the second quarter of fiscal 2012 are to the quarter ended December 29, 2011. References herein to the second quarter of fiscal 2011 are to the quarter ended December 23, 2010. References herein to the first twenty-six weeks of fiscal 2012 are to the twenty-six weeks ended December 29, 2011. References herein to the first twenty-six weeks of fiscal 2011 are to the twenty-six weeks ended December 23, 2010.

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

Note 2 — Inventories

Inventories are stated at the lower of cost (first in, first out) or market which approximates actual cost. Raw materials and supplies include costs of nut and nut related products. Work-in-process and finished goods include labor and manufacturing overhead costs. Inventories consist of the following:

	December 29, 2011	June 30, 2011	December 23, 2010
Raw material and supplies	$96,046	$57,980	$95,394
Work-in-process and finished goods	59,892	70,958	65,400

Total	$155,938	$128,938	$160,794

Note 3 — Earn-out Liability — Acquisition of Orchard Valley Harvest, Inc.

Under terms of the Purchase Agreement by and between us and Orchard Valley Harvest, Inc. (“OVH”) dated May 5, 2010 (the “Purchase Agreement”), consideration of $7,579 ($5,079 of which was earned in calendar 2010 and $2,500 of which was earned in calendar 2011) was earned by OVH, which is in addition to the $32,887 cash purchase price paid. The period for measuring potential earn-out payments ended during the second quarter of fiscal 2012 and no further earn-out periods remain.

The following table summarizes the earn-outs that have been achieved under the terms of the Purchase Agreement. Net retail sales include packaged sales to the consumer distribution channel. Net sales are comprised of net retail sales plus bulk sales of products.

Earn-out Measurement	Earn-out Payment	Date of Payment	Earn-out Not Achieved
Calendar 2010 net retail sales greater than $25,500	$79	Q3 2011 & Q2 2012	—
Calendar 2010 net sales greater than $41,500 and calendar 2010 net retail sales greater than $36,500	5,000	Q3 2011 & Q2 2012	—
Calendar 2011 net retail sales greater than $43,000	2,500	Q3 2012	—
Calendar 2010 and calendar 2011 net retail sales greater than $105,000	—	—	2,500

Total	$7,579		2,500

The two earn-out measurements based upon calendar 2010 net sales and net retail sales were both achieved in calendar 2010. Under terms of the Purchase Agreement, we paid $4,135 of this amount during the third quarter of fiscal 2011 and $944 of this amount during the second quarter of fiscal 2012. The earn-out measurement based upon calendar 2011 net retail sales was also achieved. Accordingly, we have a current liability of $2,500 as of December 29, 2011 which we expect to pay during the third quarter of fiscal 2012. The earn-out measurement based on combined calendar 2010 and calendar 2011 net retail sales was not achieved and therefore will not be paid out.

The change in the fair value measurement of the earn-out liability during the first twenty-six weeks of fiscal 2012 was not material.

Note 4 — Goodwill and Intangible Assets

Our recorded goodwill of $5,662 as of December 23, 2010 related wholly to the OVH acquisition which was completed during the fourth quarter of fiscal 2010. This entire goodwill balance was considered impaired during our impairment review during the fourth quarter of fiscal 2011.

Intangible assets subject to amortization consist of the following:

	December 29, 2011	June 30, 2011	December 23, 2010
Customer relationships	$10,600	$10,600	$10,600
Non-compete agreement	5,400	5,400	5,400
Brand names	8,090	8,090	8,090

Total intangible assets, gross	24,090	24,090	24,090

Less accumulated amortization:
Customer relationships	(2,417)	(1,660)	(903)
Non-compete agreement	(1,269)	(556)	(299)
Brand names	(7,974)	(7,957)	(7,940)

Total accumulated amortization	(11,660)	(10,173)	(9,142)

Net intangible assets	$12,430	$13,917	$14,948

Customer relationships and the non-compete agreement relate wholly to the OVH acquisition. Customer relationships are being amortized on a straight line basis over seven years. The non-compete agreement is being amortized based upon the expected pattern of cash flow annual benefit over five years. The brand names consist primarily of the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name became fully amortized in fiscal 2011. The remainder of the brand names relates to the OVH acquisition and is being amortized on a straight line basis over five years.

Note 5 — Primary Financing Facilities

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility (as amended, the “Credit Facility”). On July 15, 2011, we entered into a Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment extended the maturity date of the Credit Facility from February 7, 2013 to July 15, 2016. In addition, the Second Amendment increased the amount by which we may increase the revolving credit commitment available under the Credit Facility from $15,000 to $22,500. On October 31, 2011, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment permits an additional 5% of outstanding accounts receivable from a major customer to be included as eligible in the borrowing base calculation, and the Third Amendment also made technical modifications to definitions. As of December 29, 2011, we were in compliance with all covenants under the Credit Facility. As of December 29, 2011, we had $76,941 of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). As of December 29, 2011, we were in compliance with all covenants under the Mortgage Facility. We have classified $24,800 under Tranche A as long-term debt as of December 29, 2011. This $24,800 represents scheduled principal payments due under Tranche A beyond twelve months of December 29, 2011. All amounts outstanding under Tranche B are classified as short-term debt as of December 29, 2011, since the Mortgage Lender has the option to use proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

Note 6 — Income Taxes

At the beginning of fiscal year 2012, we had gross state tax net operating losses of approximately $11,400 that will expire between 2017 and 2030 if not utilized.

As of December 29, 2011, unrecognized tax benefits and accrued interest and penalties were not material. There were no material changes to the amount of unrecognized tax benefits during the first twenty-six weeks of fiscal 2012. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

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

Note 7 — Earnings Per Common Share

Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average number of shares outstanding used in computing earnings per share:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29, 2011	December 23, 2010	December 29, 2011	December 23, 2010
Weighted average shares outstanding — basic	10,711,430	10,667,302	10,697,039	10,662,387
Effect of dilutive securities:
Stock options and restricted stock units	65,180	99,245	78,239	103,765

Weighted average shares outstanding — diluted	10,776,610	10,766,547	10,775,278	10,766,152

152,000 anti-dilutive stock options with a weighted average exercise price of $15.33 were excluded from the computation of diluted earnings per share for the quarter ended December 29, 2011. 110,125 anti-dilutive stock options with a weighted average exercise price of $17.54 were excluded from the computation of diluted earnings per share for the quarter ended December 23, 2010. 153,813 weighted average anti-dilutive stock options with a weighted average exercise price of $15.34 were excluded from the computation of diluted earnings per share for the twenty-six weeks ended December 29, 2011. 112,625 weighted average anti-dilutive stock options with a weighted average exercise price of $17.52 were excluded from the computation of diluted earnings per share for the twenty-six weeks ended December 23, 2010.

Note 8 — Stock-Based Compensation Plans

At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), Common Stock or dividends and dividend equivalents. As of December 29, 2011, 718,459 shares of Common Stock remain authorized for future grants of awards. The 2008 Equity Incentive Plan replaced a stock option plan approved at our annual meeting of stockholders on October 28, 1998 (the “1998 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards could be made. All outstanding options issued pursuant to the 1998 Equity Incentive Plan will continue to be governed by the terms of the 1998 Equity Incentive Plan.

The following is a summary of stock option activity for the first twenty-six weeks of fiscal 2012:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	287,875	$11.99
Activity:
Granted	—	—
Exercised	(6,000)	6.61
Forfeited/Expired	(20,375)	12.52

Outstanding at December 29, 2011	261,500	$12.07	3.62	$24

Exercisable at December 29, 2011	258,875	$12.08	3.58	$23

There were no stock option grants awarded during the first twenty-six weeks of fiscal 2012 or the first twenty-six weeks of fiscal 2011.

The following is a summary of non-vested stock options for the first twenty-six weeks of fiscal 2012:

Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2011	21,875	$4.81
Activity:
Granted	—	—
Vested	(17,875)	4.47
Forfeited	(1,375)	7.60

Non-vested, at December 29, 2011	2,625	$5.60

The following is a summary of restricted stock unit activity for the first twenty-six weeks of fiscal 2012:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2011	187,500	$11.34
Activity:
Granted	77,500	7.92
Exercised	(38,000)	7.77
Forfeited	—	—

Outstanding, at December 29, 2011	227,000	$10.77

Restricted stock units granted to employees and non-employee outside directors vest over a three and one year period, respectively. 34,000 of the restricted stock units outstanding as of December 29, 2011 are vested and the non-vested restricted stock units will vest over a weighted average period of 1.8 years.

Compensation expense attributable to stock-based compensation during the first twenty-six weeks of fiscal 2012 and fiscal 2011 was $402 and $330, respectively. As of December 29, 2011, there was $1,220 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.1 years.

We also have 10,000 SARs outstanding that were granted to a marketing consultant during the first quarter of fiscal 2011 and are being accounted for as a liability award whereby the fair value is measured at the end of each reporting period. These SARs vest over a three year period and have a ten year term. The amount of expense recognized during the first twenty-six weeks of fiscal 2012 and the first twenty-six weeks of fiscal 2011 related to the SARs was not material.

Note 9 — Retirement Plan

On August 2, 2007, our Compensation, Nominating and Corporate Governance Committee approved a restated Supplemental Retirement Plan (the “SERP”) for certain of our executive officers and key employees, effective as of August 25, 2005. The purpose of the SERP is to provide an unfunded, non-qualified deferred compensation benefit upon retirement, disability or death to certain executive officers and key employees. The monthly benefit is based upon each individual’s earnings and his or her number of years of service. Administrative expenses include the following net periodic benefit costs:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29, 2011	December 23, 2010	December 29, 2011	December 23, 2010
Service cost	$60	$54	$121	$108
Interest cost	150	144	300	288
Amortization of prior service cost	240	240	479	479
Amortization of gain	(47)	(54)	(93)	(108)

Net periodic benefit cost	$403	$384	$807	$767

Note 10 — Distribution Channel and Product Type Sales Mix

We operate in a single reportable segment through which we sell various nut and nut related products through multiple distribution channels.

The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Twenty-six Weeks Ended
Distribution Channel	December 29, 2011	December 23, 2010	December 29, 2011	December 23, 2010
Consumer	$150,396	$151,808	$239,772	$237,750
Commercial Ingredients	43,081	42,626	88,212	82,136
Contract Packaging	19,253	19,154	34,617	33,676
Export	10,579	10,012	17,508	16,826

Total	$223,309	$223,600	$380,109	$370,388

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

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 29, 2011	December 23, 2010	December 29, 2011	December 23, 2010
Peanuts	15.1%	12.9%	15.9%	14.9%
Pecans	24.7	24.7	22.1	21.6
Cashews & Mixed Nuts	19.8	20.6	20.6	20.0
Walnuts	12.8	12.1	12.0	12.7
Almonds	11.3	12.5	12.7	12.8
Other	16.3	17.2	16.7	18.0

Total	100.0%	100.0%	100.0%	100.0%

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

During the first quarter of fiscal 2012, the U.S. District Court for the Northern District of Illinois (the “Court”) issued a final approval of the settlement agreement related to the class action wage and hour lawsuit that was filed against us in fiscal 2010 (the “Settlement Agreement”). The final approval of the Settlement Agreement did not have a material impact on earnings in the first twenty-six weeks of fiscal 2012. We expect the case to be closed and formally dismissed by the Court during the fourth quarter of fiscal 2012. Pursuant to the terms of the Settlement Agreement, we paid $2,600 to the claims administrator during the first quarter of fiscal 2012 and we expect to receive a reverter payment for unclaimed settlement funds of approximately $665 during the fourth quarter of fiscal 2012. We have recorded a current asset of $665 as of December 29, 2011 to reflect this anticipated reverter payment.

Note 12 — Fair Value of Financial Instruments

The fair value of the Tranche A portion of our Mortgage Facility as of December 29, 2011, including current maturities, was estimated at approximately $35,000, which exceeds our carrying value of $27,200. The fair value of the fixed rate debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on companies with similar credit quality and size of debt issuances for similar terms.

The carrying amounts of our other long-term debt, including the Tranche B portion of the Mortgage Facility, industrial development bonds and Selma, Texas financing obligation, are approximately the same as their estimated fair values.

Note 13 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendments in this update are effective for fiscal years (including interim periods) beginning after December 15, 2011. The adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years (including interim periods) beginning after December 15, 2011. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments out of other comprehensive income. The adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the year ended June 30, 2011 consisted of fifty-three weeks, as our fourth quarter consisted of fourteen weeks. References herein to fiscal 2012 are to the fiscal year ending June 28, 2012. References herein to fiscal 2011 are to the fiscal year ended June 30, 2011. References herein to the second quarter of fiscal 2012 are to the quarter ended December 29, 2011. References herein to the second quarter of fiscal 2011 are to the quarter ended December 23, 2010. References herein to the first twenty-six weeks of fiscal 2012 are to the twenty-six weeks ended December 29, 2011. References herein to the first twenty-six weeks of fiscal 2011 are to the twenty-six weeks ended December 23, 2010. As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

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

We developed a five-year strategic plan (the “Strategic Plan”) during fiscal 2009 to help us achieve long-term profitable growth. Our long-term goals include (i) attaining recognition by global retailers, food service providers and consumers as a world class nut partner, (ii) attaining recognition as a high quality, well-run food business that utilizes our vast industry knowledge and innovation to achieve high growth and profitability, (iii) meeting the demands of nut consumers throughout the world, (iv) profitably increasing our market share in private brands by using innovation valued by our customers, (v) substantially increasing our presence in the commercial ingredients distribution channel, (vi) providing the best total solution to retailers by increasing our presence beyond the traditional nut aisles of stores, (vii) utilizing our Fisher brand name recognition as a foundation for targeted sustained growth via value-added snack and baking products, and (viii) utilizing acquisitions, joint ventures and/or strategic alliances as they present themselves to grow our business and expand into new target markets. We have executed portions of this strategy through the first twenty-six weeks of fiscal 2012, including an increase in private label sales to a customer, a renewed focus on our branded business, and fully integrating the acquisition of certain assets of Orchard Valley Harvest, Inc., into our operations which gives us a significant presence in the produce section of retail supermarkets.

We face a number of challenges in the future. Specific challenges, among others, include: high tree nut commodity costs (including as a result of increased demand for pecans and walnuts in China), significantly higher peanut commodity costs mainly due to a poor 2011 crop in the United States, intensified competition for market share from both private label and branded nut products and executing our Strategic Plan. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (which is also our corporate headquarters) (the “Elgin Site”). We expect to continue to be able to devote more funds in fiscal 2012 compared to fiscal 2011 to promote and advertise our Fisher brand and to develop new products. However, these efforts are challenging because, among other things, consumer preferences have shifted towards lower-priced private label products from higher-priced branded products as a result of economic conditions. Although such consumer preferences benefited our private label product sales, the profit margins for private label products are typically lower than they are for branded products. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $223.3 million for the second quarter of fiscal 2012 are virtually unchanged from our net sales of $223.6 million for the second quarter of fiscal 2011. Net sales for the first twenty-six weeks of fiscal 2012 increased by $9.7 million, or 2.6%, to $380.1 million from net sales of $370.4 million for the first twenty-six weeks of fiscal 2011.

Gross profit increased by $8.2 million and our gross profit margin, as a percentage of net sales, increased to 15.9% from 12.2% for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Gross profit increased by $9.4 million and our gross profit margin, as a percentage of net sales, increased to 15.1% from 12.9% for the first twenty-six weeks of fiscal 2012 compared to the first twenty-six weeks of fiscal 2011.

Total operating expenses for the second quarter of fiscal 2012 increased by $2.3 million to 8.8% of net sales from 7.8% of net sales for the second quarter of fiscal 2011. Total operating expenses for the first twenty-six weeks of fiscal 2012 increased by $1.5 million to 9.5% of net sales from 9.3% of net sales for the first twenty-six weeks of fiscal 2011.

The total value of inventories on hand at the end of the second quarter of fiscal 2012 decreased by $4.9 million, or 3.0%, in comparison to the total value of inventories on hand at the end of the second quarter of fiscal 2011.

Acquisition costs for most tree nuts remain at levels that are significantly higher than historical averages. In the second and third quarters of fiscal 2011, we experienced rising commodity costs for which commensurate price increases could not be fully implemented until the end of the third quarter of fiscal 2011. We successfully implemented cashew product price increases during the second quarter of fiscal 2012 in response to higher cashew acquisition costs during the first quarter of fiscal 2012. We anticipate that walnut market prices may continue to increase. While we procured our inshell walnuts during the second quarter of fiscal 2012, the total payments to our walnut growers will not be determined until the third quarter of fiscal 2012. We will determine the final prices paid to the walnut growers based upon current market prices and other factors. We have estimated the final payments to be made to our walnut growers using currently available information. Our walnut grower liability and our walnut inventory costs are recorded as of December 29, 2011 based upon our estimate of the final payments. Any difference between our estimated final payments and the actual final payments will be determined during the third quarter of fiscal 2012 and will be recognized in our financial results during the third quarter of fiscal 2012.

Peanut market prices for the 2011 crop (which falls into our 2012 fiscal year) have increased over 100% in comparison to peanut market prices for the 2010 crop. This significant increase in peanut market prices, which may continue for the remainder of fiscal 2012, is due to reduced acreage, reduced yields caused by drought conditions in the majority of the peanut growing areas and the poor quality of the 2010 crop carryover stocks. As a peanut sheller, we leveraged our longstanding relationships with our peanut farmers so that sufficient peanut acreage was planted to meet the majority of our peanut requirements. Additionally, because we entered into purchase contracts with our peanut farmers prior to planting in February and March of 2011 and fixed our purchase costs at that time, we were therefore able to avoid a considerable portion of the year-over-year peanut market price increase. Consequently, we should be well positioned to meet our customers’ peanut needs over the next twelve months, assuming that the negative impact of the drought conditions on crop quality and yield does not exceed what we are currently anticipating.

RESULTS OF OPERATIONS

Net Sales

Our net sales of $223.3 million in the second quarter of fiscal 2012 are virtually unchanged from net sales of $223.6 million for the second quarter of fiscal 2011. Higher sales prices offset a 13.0% decrease in sales volume, as measured by pounds sold. The sales volume decline in the quarterly comparison was mainly attributable to the impact of higher selling prices on consumer demand for the Company’s products. The decline in sales volume was also attributable in part to the loss of business with three private label customers who elected not to accept price increases. The gross profit associated with this lost business was not significant. The sales volume attributable to this lost business accounted for approximately 18% of the total sales volume decline. Limited supplies of walnuts and pecans also contributed to the total sales volume decline.

Our net sales increased by $9.7 million, or 2.6%, for the first twenty-six weeks of fiscal 2012 compared to the first twenty-six weeks of fiscal 2011. Higher selling prices offset a 10.4% decrease in sales volume which was mainly attributable to the impact of higher selling prices on consumer demand for the Company’s products. The decline in sales volume was also attributable in part to the loss of business with three private label customers who elected not to accept price increases. The sales volume attributable to this lost business accounted for approximately 29% of the total sales volume decline. Limited supplies of walnuts and pecans also contributed to the total sales volume decline.

The following table shows a comparison of sales by distribution channel (dollars in thousands):

	For the Quarter Ended		For the Twenty-six Weeks Ended
Distribution Channel	December 29, 2011	December 23, 2010	December 29, 2011	December 23, 2010
Consumer	$150,396	$151,808	$239,772	$237,750
Commercial Ingredients	43,081	42,626	88,212	82,136
Contract Packaging	19,253	19,154	34,617	33,676
Export	10,579	10,012	17,508	16,826

Total	$223,309	$223,600	$380,109	$370,388

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

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 29, 2011	December 23, 2010	December 29, 2011	December 23, 2010
Peanuts	15.1%	12.9%	15.9%	14.9%
Pecans	24.7	24.7	22.1	21.6
Cashews & Mixed Nuts	19.8	20.6	20.6	20.0
Walnuts	12.8	12.1	12.0	12.7
Almonds	11.3	12.5	12.7	12.8
Other	16.3	17.2	16.7	18.0

Total	100.0%	100.0%	100.0%	100.0%

Net sales in the consumer distribution channel decreased by 0.9% in dollars, and decreased 14.9% in volume in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Private label consumer sales volume decreased by 14.2% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 due primarily to lower sales volume at a major customer and loss of business at two customers who elected not to accept price increases. Fisher brand sales volume decreased by 17.0% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 due primarily to lower snack nut and baking nut sales. Sales volume for both private label and branded nut products were negatively affected by a decrease in consumer demand for nuts and nut products due to higher selling prices caused by higher commodity acquisition costs.

Net sales in the consumer distribution channel increased by 0.9% in dollars, but decreased 12.1% in volume in the first twenty-six weeks of fiscal 2012 compared to the first twenty-six weeks of fiscal 2011. Private label consumer sales volume decreased by 8.8% in the first twenty-six weeks of fiscal 2012 compared to the first twenty-six weeks of fiscal 2011 due primarily to the loss of business at two customers who elected not to accept price increases. Fisher brand sales volume decreased by 18.5% in the first twenty-six weeks of fiscal 2012 compared to the first twenty-six weeks of fiscal 2011 due primarily to lower snack nut and baking nut sales. Sales volume for both private label and branded nut products were negatively affected by a decrease in consumer demand for nuts and nut products due to higher selling prices caused by higher commodity acquisition costs.

Net sales in the commercial ingredients distribution channel increased by 1.1% in dollars, but decreased 9.0% in sales volume in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Net sales in the commercial ingredients distribution channel increased by 7.4% in dollars, but decreased 6.7% in sales volume in the first twenty-six weeks of fiscal 2012 compared to the first twenty-six weeks of fiscal 2011. The sales volume decrease, for both the quarterly and twenty-six week periods, was primarily due to lower walnut sales mainly resulting from a limited supply of walnuts available for the commercial ingredients distribution channel that was partially offset by higher peanut butter sales.

Net sales in the contract packaging distribution channel increased by 0.5% in dollars, but decreased 6.5% in volume in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Net sales in the contract packaging distribution channel increased by 2.8% in dollars, but decreased 5.4% in volume in the first twenty-six weeks of fiscal 2012 compared to the first twenty-six weeks of fiscal 2011. The sales volume decrease, for both the quarterly and twenty-six week periods, was due to lower sales to our major contract packaging customer.

Net sales in the export distribution channel increased by 5.7% in dollars, but decreased 17.4% in volume in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The decrease was due primarily to lower walnut sales resulting mainly from a limited supply of walnuts available for the export distribution channel and lost business at a major export retail customer. Net sales in the export distribution channel increased by 4.1% in dollars, but decreased 15.8% in volume in the first twenty-six weeks of fiscal 2012 compared to the first twenty-six weeks of fiscal 2011. The decrease in sales volume was due primarily to lost business at a major export retail customer who elected not to accept price increases.

Gross Profit

Gross profit increased by $8.2 million, or 30.1%, to $35.4 million for the second quarter of fiscal 2012 from $27.2 million for the second quarter of fiscal 2011. Our gross profit margin, as a percentage of net sales, increased to 15.9% for the second quarter of fiscal 2012 compared to 12.2% for the second quarter of fiscal 2011. Gross profit increased by $9.4 million, or 19.7%, to $57.2 million for the second quarter of fiscal 2012 from $47.8 million for the second quarter of fiscal 2011. Our gross profit margin, as a percentage of net sales, increased to 15.1% for the first twenty-six weeks of fiscal 2012 compared to 12.9% for the first twenty-six weeks of fiscal 2011. The significant improvement in gross profit and gross profit margin, for both the quarterly and twenty-six week periods, was due to the improved alignment of selling prices and commodity acquisition costs. Tree nut costs increased significantly during the first twenty-six weeks of fiscal 2011, and we were unable to make commensurate, price increases to our customers until the third quarter of fiscal 2011.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2012 increased by $2.3 million to $19.7 million. Operating expenses for the second quarter of fiscal 2012 increased to 8.8% of net sales from 7.8% of net sales for the second quarter of fiscal 2011. Selling expenses for the second quarter of fiscal 2012 were $12.3 million, an increase of $0.5 million, or 4.6%, from the amount recorded for the second quarter of fiscal 2011 due primarily to (i) a $1.2 million increase in incentive compensation expense, $0.5 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation during the second quarter of fiscal 2011 and (ii) a $0.3 million increase in marketing and promotional expenses. This increase in selling expenses for the second quarter of fiscal 2012 was partially offset by (i) a $0.3 million decrease in freight expense due to lower sales volume and (ii) a $0.5 million decrease in broker commissions due primarily to a shift in customer mix. Administrative expenses for the second quarter of fiscal 2012 were $7.3 million, an increase of $1.8 million, or 31.9%, from the second quarter of fiscal 2011 due primarily to (i) a $2.4 million increase in incentive compensation expense, $1.0 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation during the second quarter of fiscal 2011 and (ii) a $1.1 million settlement benefit related to the fiscal 2009 pistachio recall recognized during the second quarter of fiscal 2011. This increase in administrative expenses was partially offset by (i) $0.8 million of a fair value adjustment recorded within administrative expense in the second quarter of fiscal 2011 related to the OVH earn-out liability (which did not recur in the second quarter of fiscal 2012), and (ii) $0.9 million of litigation expense recognized during the second quarter of fiscal 2011.

Total operating expenses for the first twenty-six weeks of fiscal 2012 increased by $1.5 million to $35.9 million. Operating expenses for the first twenty-six weeks of fiscal 2012 increased to 9.5% of net sales from 9.3% of net sales for the first twenty-six weeks of fiscal 2011. Selling expenses for the first twenty-six weeks of fiscal 2012 were $22.3 million, an increase of $0.4 million, or 1.6%, from the amount recorded for the first twenty-six weeks of fiscal 2011 due primarily to (i) a $1.6 million increase in incentive compensation expense, $0.5 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation during the first twenty-six weeks of fiscal 2011 and (ii) a $0.4 million increase in marketing and promotional expenses. This increase in selling expenses for the second quarter of fiscal 2012 was partially offset by (i) a $0.4 million decrease in freight expense due to lower sales volume and (ii) a $0.8 million decrease in broker commissions due primarily to a shift in customer mix. Administrative expenses for the first twenty-six weeks of fiscal 2012 were $13.6 million, an increase of $1.2 million, or 9.4%, from the first twenty-six weeks of fiscal 2011 due primarily to (i) a $2.9 million increase in incentive compensation expense, $1.0 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation during the first twenty-six weeks of fiscal 2011 and (ii) a $1.1 million settlement benefit related to the fiscal 2009 pistachio recall recognized during the second quarter of fiscal 2011. This increase in administrative expenses was partially offset by (i) $1.4 million of fair value adjustment recorded within administrative expense in the first twenty-six weeks of fiscal 2011 related to the OVH earn-out liability (which did not recur in the first twenty-six weeks of fiscal 2012), and (ii) $1.1 million of litigation expense recognized during the first twenty-six weeks of fiscal 2011.

Income from Operations

Due to the factors discussed above, income from operations increased to $15.8 million, or 7.1% of net sales, for the second quarter of fiscal 2012 from $9.9 million, or 4.4% of net sales, for the second quarter of fiscal 2011. Due to the factors discussed above, income from operations increased to $21.3 million, or 5.6% of net sales, for the first twenty-six weeks of fiscal 2012 from $13.4 million, or 3.6% of net sales, for the first twenty-six weeks of fiscal 2011.

Interest Expense

Interest expense was $1.3 million for the second quarter of fiscal 2012 compared to $1.6 million for the second quarter of fiscal 2011. Interest expense was $2.6 million for the first twenty-six weeks of fiscal 2012 compared to $3.1 million for the first twenty-six weeks of fiscal 2011. The decrease in interest expense, for both the quarterly and twenty-six week periods, was due primarily to lower average short-term borrowings mainly because of delayed deliveries of pecans due to a late harvest.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for the second quarter of fiscal 2012 compared to $0.2 for the second quarter of fiscal 2011. Net rental and miscellaneous expense was $0.6 million for the first twenty-six weeks of fiscal 2012 compared to $0.5 for the first twenty-six weeks of fiscal 2011.

Income Tax Expense

Income tax expense was $4.8 million, or 34.0% of income before income taxes, for the second quarter of fiscal 2012 compared to $2.9 million, or 35.7% of income before income taxes for the second quarter of fiscal 2011. Income tax expense was $6.2 million, or 34.6% of income before income taxes, for the first twenty-six weeks of fiscal 2012 compared to $3.5 million, or 36.1% of income before income taxes for the first twenty-six weeks of fiscal 2011.

Net Income

Net income was $9.4 million, or $0.87 per common share (basic and diluted), for the second quarter of fiscal 2012, compared to $5.2 million, or $0.48 per common share (basic and diluted), for the second quarter of fiscal 2011. Net income was $11.8 million, or $1.10 per common share (basic) and $1.09 per common share (diluted), for the first twenty-six weeks of fiscal 2012, compared to $6.3 million, or $0.59 per common share (basic) and $0.58 per common share (diluted), for the first twenty-six weeks of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan, repay indebtedness and pay earn-out liabilities. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008, providing a revolving loan commitment and letter of credit subfacility (as amended, the “Credit Facility”). We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility due to our improved financial performance in the past have allowed us to consummate the OVH acquisition, devote more funds to promote our products, especially our Fisher and Orchard Valley Harvest brands, and explore other growth strategies outlined in our Strategic Plan, which include further acquisitions and entry into emerging markets such as China. The consummation of any significant future acquisitions would generally require the approval of our lenders under the Credit Facility. The decrease in our operating results during fiscal 2011 was due primarily to increased commodity costs, especially for pecans and other tree nuts. Our financial performance for the first twenty-six weeks of fiscal 2012 showed a general improvement over the first twenty-six weeks of fiscal 2011. We currently expect that commodity costs, while higher than historical averages, will remain relatively stable for the remainder of fiscal 2012 with the potential exception of walnut and peanut prices. In the second and third quarters of fiscal 2011, we experienced rising commodity costs for certain products for which commensurate price increases could not be fully implemented until the end of the third quarter of fiscal 2011.

On July 15, 2011, we entered into a Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment extended the maturity date of the Credit Facility from February 7, 2013 to July 15, 2016. In addition, the Second Amendment increased the amount by which we may increase the revolving credit commitment available under the Credit Facility from $15.0 million to $22.5 million. On October 31, 2011, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment permits an additional 5% of outstanding accounts receivable from a major customer to be included as eligible in the borrowing base calculation, and the Third Amendment also made technical modifications to definitions.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

Net cash provided by operating activities was $29.6 million for the first twenty-six weeks of fiscal 2012 compared to $2.1 million for the first twenty-six weeks of fiscal 2011. This increase was primarily due to an increase in inventories of $27.0 million for the first twenty-six weeks of fiscal 2012 compared to an increase in inventories of $46.4 million during the first twenty-six weeks of fiscal 2011. Our nut commodity purchases were $20.7 million lower during the first twenty-six weeks of fiscal 2012 than the first twenty-six weeks of fiscal 2011 due mainly to a late pecan harvest in fiscal 2012.

We repaid $1.9 million of long-term debt during the first twenty-six weeks of fiscal 2012, $1.5 million of which was related to the Mortgage Facility (as defined below). The net decrease in borrowings outstanding under our Credit Facility was $23.0 million during the first twenty-six weeks of fiscal 2012 compared to an increase of borrowings under our Credit Facility of $1.8 million during the first twenty-six weeks of fiscal 2011. This decrease in short-term borrowings under our Credit Facility occurred mainly because of delayed deliveries of pecans due to a late harvest.

Total inventories were $155.9 million at December 29, 2011, an increase of $27.0 million, or 20.9%, from the inventory balance at June 30, 2011, and a decrease of $4.9 million, or 3.0%, from the inventory balance at December 23, 2010. The increase during the first twenty-six weeks of fiscal 2012 compared to the fiscal 2011 year end is due primarily to the timing of commodity purchases. The decrease at December 29, 2011 compared to December 23, 2010 is due primarily to decreases in quantities on hand of peanuts, pecans, almonds and walnuts.

Pounds of raw nut input stocks decreased by 22.2% or 14.5 million pounds as of the end of the second quarter of fiscal 2012 versus the end of the second quarter of fiscal 2011. Due to higher acquisition costs for peanuts, walnuts and cashews, the weighted average cost per pound of raw nut input stocks on hand increased by 25.1% as of December 29, 2011 when compared to the weighted average cost per pound of raw input stocks as of December 23, 2010.

Net accounts receivable were $50.7 million at December 29, 2011, an increase of $11.7 million, or 30.0%, from the balance at June 30, 2011, and an increase of $4.8 million, or 10.4%, from the balance at December 23, 2010. The increase in net accounts receivable from June 30, 2011 to December 29, 2011 is due primarily to higher sales in the month of December 2011 than in the month of June 2011 because of the seasonality of our business. The increase in net accounts receivable from December 23, 2010 to December 29, 2011 is due primarily to higher dollar sales in December 2011 compared to December 2010 due to higher unit selling prices. Accounts receivable allowances were $4.7 million, $2.9 million and $5.6 million at December 29, 2011, June 30, 2011 and December 23, 2010, respectively. The increase in accounts receivable allowances at December 29, 2011 compared to June 30, 2011 generally corresponds to higher monthly sales in December 2011 compared to June 2011. The decrease in accounts receivable at December 29, 2011 compared to December 23, 2010 is primarily due to lower sales deduction activity in December 2011 compared to December 2010.

Challenging economic conditions and increased commodity costs may adversely impact demand for consumer products. These conditions could, among other things, have a material adverse effect on the cash received from our operations. See Part II, Item 1A — “Risk Factors”.

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

On March 28, 2006, our wholly-owned subsidiary JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). While we are currently actively searching for potential buyers for the Old Elgin Site, we cannot ensure that a sale will occur in the next twelve months, if at all. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender (as defined below) prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that may or may not be included in any future sale. We have incurred $6.8 million of total costs under the Development Agreement which are recorded as “Rental Investment Property” at December 29, 2011, June 30, 2011, and December 23, 2010. We have reviewed the assets under the Development Agreement for potential impairment and concluded that no impairment charges were required.

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

The Credit Facility is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin, Illinois real property includes almost all of the Old Elgin Site that was purchased prior to our purchase of the land in Elgin where the Elgin Site is located.

On July 15, 2011, we entered into the Second Amendment to the Credit Facility. The Second Amendment extended the maturity date of the Credit Facility from February 7, 2013 to July 15, 2016. In addition, the Second Amendment increased the amount by which we may increase the revolving borrowing capacity available under the Credit Facility from $15.0 million to $22.5 million. On October 31, 2011, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment permits an additional 5% of outstanding accounts receivable from a major customer to be included as eligible in the borrowing base calculation, and the Third Amendment also made technical modifications to definitions.

The portion of the borrowing base calculation under the Credit Facility based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of December 29, 2011, the weighted average interest rate for the Credit Facility was 2.67%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of our Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 29, 2011, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of December 29, 2011, we had $76.9 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 29, 2011, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $24.8 million has been classified as long-term debt as of December 29, 2011. This $24.8 million represents scheduled principal payments due under Tranche A beyond twelve months of December 29, 2011.

We financed the acquisition, construction and equipping of our Bainbridge, Georgia facility (a peanut shelling plant) with industrial development bonds (the “bonds”) in 1987. As of December 29, 2011, we had $3.8 million in aggregate principal amount of the bonds outstanding. On June 1, 2011, we remarketed the bonds, resetting the interest rate at 3.00% through May 2013, and at a market rate to be determined thereafter. On June 1, 2013, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.5 million on June 1, 2012 to $0.8 million on June 1, 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. Under the terms of the lease, the monthly payment increased to $121 thousand from $109 thousand in September 2011 based upon increases in the consumer price index. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 29, 2011, $13.0 million of the debt obligation was outstanding.

Capital Expenditures

We spent $4.3 million on capital expenditures during the first twenty-six weeks of fiscal 2012 compared to $3.1 million during the first twenty-six weeks of fiscal 2011. We expect total capital expenditures for equipment upgrades, facility maintenance and food safety enhancements for fiscal 2012 to be approximately $8.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendments in this update are effective for fiscal years (including interim periods) beginning after December 15, 2011. The adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective during annual periods (including interim periods) beginning after December 15, 2011. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments out of other comprehensive income. The adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical (including statements concerning our Company’s expectations regarding market risk) are “forward looking statements.” These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes”, “should”, and “expects” and are based on our current expectations or beliefs concerning future events and involve risks and uncertainties. Our Company cautions that such statements are qualified by important factors, including the factors referred to in Part II, Item 1A — “Risk Factors”, and other factors, risks and uncertainties that are beyond our Company’s control. Consequently, our actual results could differ materially. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, such as a decline in sales to one or more key customers or a decline in sales of private label products; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on prices increase to customers as commodity costs rise and the potential for any negative impact on demand for and sales of our products from price increases; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where we are financially responsible for such losses; (vi) our ability to appropriately respond to, or lessen the negative impact of competitive and pricing pressures; (vii) losses associated with product recalls, product contamination or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (viii) our ability to retain key personnel; (ix) the effect of the group that owns the majority of our voting securities (which may make a takeover or change in control more difficult), including the effect of the agreements pursuant to which such group has pledged a substantial amount of our Company’s securities that it owns; (x) the potential negative impact of government regulations, including the Public Health Security and Bioterrorism Preparedness and Response Act and laws and regulations pertaining to food safety; (xi) our ability to do business in emerging markets; (xii) uncertainty in economic conditions, including the potential for economic downturn; (xiii) our ability to obtain additional capital, if needed; (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control; (xv) the adverse effect of litigation and/or legal settlements, including increased employment-related legal claims against or settlements with us, which have become more prevalent in the current economic environment, including potential unfavorable outcomes exceeding any amounts accrued; and (xvi) losses associated with our status as a licensed nut warehouse operator under the United States Warehouse Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I — Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 29, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2011, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 29, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 11 — Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 30, 2011 during the first twenty-six weeks of fiscal 2012 other than the following:

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 1, 2012.

JOHN B. SANFILIPPO & SON, INC.

By:	/S/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987, dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.4	The Registrant’s 1998 Equity Incentive Plan(4)

10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

10.12	The Registrant’s Restated Supplemental Retirement Plan (10)

10.13	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

10.14	Amended and Restated Sanfilippo Value Added Plan, dated August 31, 2011(22)

10.15	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

10.16	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.17	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

Exhibit Number	Description

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.22	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.23	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

10.24	First Amendment to the Registrant’s 2008 Equity Incentive Plan(14)

10.25	The Registrant’s 2008 Equity Incentive Plan, as amended(14)

10.26	The Registrant’s Employee Restricted Stock Unit Award Agreement(15)

10.27	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement(15)

10.28	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement(19)

10.29	Form of Indemnification Agreement(16)

*10.30	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(17)

10.31	Purchase Agreement by and between the Company and Orchard Valley Harvest, Inc. dated May 5, 2010, and signed by Stephen J. Kerr, John Potter and Matthew I. Freidrich, solely as the Trustee of the Payton Potter 2007 Irrevocable Trust(18)

10.32	Form of Change-of-Control Employment Security Agreement and Non-Compete(20)

10.33	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(21)

10.34	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

†101.INS	XBRL Instance Document, furnished herewith

Exhibit Number	Description

†101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith

† 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith

† 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith

† 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith

† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
†	The Interactive Data Files on Exhibits 101 are deemed furnished, not filed.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2008 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 10, 2009 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 29, 2009 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 8, 2010 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2010 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2011 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (Commission File No. 0-19681).
(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).