Form 10-Q
period 2012-03-29
SANFILIPPO JOHN B & SON INC
filed 2012-05-01
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2012

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

As of May 1, 2012, 8,121,180 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 29, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 29, 2012	March 24, 2011	March 29, 2012	March 24, 2011
Net sales	$153,760	$137,442	$533,869	$507,830
Cost of sales	131,666	127,456	454,568	450,067

Gross profit	22,094	9,986	79,301	57,763

Operating expenses:
Selling expenses	10,948	10,985	33,293	32,972
Administrative expenses	7,113	6,602	20,702	19,019

Total operating expenses	18,061	17,587	53,995	51,991

Income (loss) from operations	4,033	(7,601)	25,306	5,772

Other expense:
Interest expense (including $308, $263, $870 and $793 to related parties)	(1,369)	(1,657)	(4,010)	(4,747)
Rental and miscellaneous expense, net	(407)	(277)	(1,014)	(784)

Total other expense, net	(1,776)	(1,934)	(5,024)	(5,531)

Income (loss) before income taxes	2,257	(9,535)	20,282	241
Income tax expense (benefit)	817	(3,910)	7,046	(385)

Net income (loss)	$1,440	$(5,625)	$13,236	$626
Other comprehensive income, net of tax:
Adjustment for prior service cost and actuarial gain amortization related to retirement plan	119	120	359	361

Net comprehensive income (loss)	$1,559	$(5,505)	$13,595	$987

Basic earnings (loss) per common share	$0.13	$(0.53)	$1.24	$0.06

Diluted earnings (loss) per common share	$0.13	$(0.53)	$1.23	$0.06

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 29, 2012	June 30, 2011	March 24, 2011
ASSETS
CURRENT ASSETS:
Cash	$2,675	$1,321	$798
Accounts receivable, less allowances of $3,571, $2,873 and $4,085	41,048	39,031	39,925
Inventories	176,868	128,938	158,048
Income taxes receivable	—	—	1,494
Deferred income taxes	4,882	4,882	4,572
Prepaid expenses and other current assets	4,157	3,079	3,464

TOTAL CURRENT ASSETS	229,630	177,251	208,301

PROPERTY, PLANT AND EQUIPMENT:
Land	9,396	9,463	9,463
Buildings	102,803	102,052	101,888
Machinery and equipment	159,128	157,563	157,817
Furniture and leasehold improvements	4,237	3,984	4,076
Vehicles	474	505	505
Construction in progress	1,538	1,188	647

	277,576	274,755	274,396
Less: Accumulated depreciation	158,535	151,405	148,831

	119,041	123,350	125,565
Rental investment property, less accumulated depreciation of $6,032, $5,358 and $5,133	29,668	30,342	30,567

TOTAL PROPERTY, PLANT AND EQUIPMENT	148,709	153,692	156,132

Cash surrender value of officers’ life insurance and other assets	6,853	6,928	7,168
Goodwill	—	—	5,662
Intangible assets, net	11,687	13,917	14,432

TOTAL ASSETS	$396,879	$351,788	$391,695

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 29, 2012	June 30, 2011	March 24, 2011
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$68,856	$47,985	$72,850
Current maturities of long-term debt, including related party debt of $291, $274 and $269	10,185	10,809	14,835
Accounts payable, including related party payables of $269, $35 and $24	39,606	28,260	35,307
Book overdraft	4,734	1,639	7,771
Accrued payroll and related benefits	10,514	5,308	6,419
Accrued workers’ compensation	5,000	4,874	4,993
Other accrued expenses	6,046	12,222	12,313
Income taxes payable	110	817	—

TOTAL CURRENT LIABILITIES	145,051	111,914	154,488

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $12,662, $12,882 and $12,953	40,182	42,430	40,141
Retirement plan	10,710	10,567	10,055
Deferred income taxes	1,839	2,050	4,370
Other	1,035	1,120	1,149

TOTAL LONG-TERM LIABILITIES	53,766	56,167	55,715

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,239,080, 8,182,580 and 8,182,580 shares issued	82	82	82
Capital in excess of par value	103,368	102,608	102,398
Retained earnings	98,673	85,437	83,228
Accumulated other comprehensive loss	(2,883)	(3,242)	(3,038)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	198,062	183,707	181,492

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$396,879	$351,788	$391,695

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Thirty-nine Weeks Ended
	March 29, 2012	March 24, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,236	$626
Depreciation and amortization	12,959	12,776
(Gain) loss on disposition of properties	(4)	774
Deferred income tax benefit	(211)	(285)
Stock-based compensation expense	657	524
Change in assets and liabilities:
Accounts receivable, net	(2,017)	(127)
Inventories	(47,930)	(43,685)
Prepaid expenses and other current assets	(1,078)	1,035
Accounts payable	11,346	5,682
Accrued expenses	858	(99)
Income taxes payable	(707)	(1,390)
Other long-term liabilities	(85)	(4,407)
Other, net	749	1,302

Net cash used in operating activities	(12,227)	(27,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,032)	(3,846)
Proceeds from disposition of properties	434	169
Purchase of assets of Orchard Valley Harvest, Inc.	—	(115)
Cash surrender value of officers’ life insurance	(99)	(127)

Net cash used in investing activities	(5,697)	(3,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	246,291	217,758
Repayments of revolving credit borrowings	(225,420)	(185,345)
Principal payments on long-term debt	(2,872)	(3,520)
Increase in book overdraft	3,095	5,710
Credit facility amendment costs	(241)	—
Payment of contingent consideration	(1,702)	(4,135)
Issuance of Common Stock under equity award plans	127	81
Tax benefit of equity awards exercised	—	5

Net cash provided by financing activities	19,278	30,554

NET INCREASE (DECREASE) IN CASH	1,354	(639)
Cash, beginning of period	1,321	1,437

Cash, end of period	$2,675	$798

Supplemental disclosures of cash flow information:
Capital lease obligations incurred	—	267

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 — Basis of Presentation

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). References herein to fiscal 2012 are to the fiscal year ending June 28, 2012. References herein to fiscal 2011 are to the fiscal year ended June 30, 2011 which consisted of fifty-three weeks (the fourth quarter consisting of fourteen weeks). References herein to the third quarter of fiscal 2012 are to the quarter ended March 29, 2012. References herein to the third quarter of fiscal 2011 are to the quarter ended March 24, 2011. References herein to the first thirty-nine weeks of fiscal 2012 are to the thirty-nine weeks ended March 29, 2012. References herein to the first thirty-nine weeks of fiscal 2011 are to the thirty-nine weeks ended March 24, 2011.

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

As is discussed in our 2011 Annual Report on Form 10-K, we identified an adjustment to correct the presentation of amounts paid as contingent consideration in the consolidated statement of cash flows for the thirty-nine weeks ended March 24, 2011. We originally presented the $4,135 payment of contingent consideration as a decrease in the change of accrued expenses in the operating activities section of the cash flow statement for the thirty-nine weeks ended March 24, 2011. The appropriate classification of payments not exceeding the acquisition date fair value of contingent consideration is to record the amount as an outflow in the financing activities section of the consolidated statement of cash flows. This contingent consideration was related to the Orchard Valley Harvest, Inc. (“OVH”) earn-out liability as discussed in further detail in Note 3 to these Consolidated Financial Statements. We have appropriately revised the consolidated statement of cash flows for the thirty-nine weeks ended March 24, 2011 which is included in this Quarterly Report on Form 10-Q.

Note 2 — Inventories

Inventories are stated at the lower of cost (first in, first out) or market which approximates actual cost. Raw materials and supplies include costs of nut and nut related products. Work-in-process and finished goods include labor and manufacturing overhead costs. Inventories consist of the following:

	March 29, 2012	June 30, 2011	March 24, 2011
Raw material and supplies	$104,687	$57,980	$96,382
Work-in-process and finished goods	72,181	70,958	61,666

Total	$176,868	$128,938	$158,048

Note 3 — Earn-out Liability — Acquisition of Orchard Valley Harvest, Inc.

Under terms of the Purchase Agreement by and between us and OVH dated May 5, 2010 (the “Purchase Agreement”), consideration of $7,579 ($5,079 of which was earned in calendar 2010 and $2,500 of which was earned in calendar 2011) was earned by OVH, which is in addition to the $32,887 cash purchase price paid. The period for measuring potential earn-out payments ended during the second quarter of fiscal 2012 and no further earn-out periods remain.

The following table summarizes the earn-outs that have been achieved under the terms of the Purchase Agreement. Net retail sales include packaged sales to the consumer distribution channel. Net sales are comprised of net retail sales plus sales of bulk products.

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

The two earn-out measurements based upon calendar 2010 net sales and net retail sales were both achieved in calendar 2010. Under terms of the Purchase Agreement, we paid $4,135 of this amount during the third quarter of fiscal 2011 and $944 of this amount during the second quarter of fiscal 2012. The earn-out measurement based upon calendar 2011 net retail sales was also achieved. Accordingly, we paid $2,500 during the third quarter of fiscal 2012. The earn-out measurement based on combined calendar 2010 and calendar 2011 net retail sales was not achieved and therefore will not be paid out.

Payments of $5,837 not exceeding the acquisition date fair value of contingent consideration are recorded as cash outflows from financing activities, $4,135 during the first thirty-nine weeks of fiscal 2011 and $1,702 during the first thirty-nine weeks of fiscal 2012. Payments of $1,742 exceeding the acquisition date fair value are recorded as a decrease in the operating activities section of the consolidated statement of cash flows for the thirty-nine weeks ended March 29, 2012.

The change in the fair value measurement of the earn-out liability during fiscal 2012 was not material.

Note 4 — Goodwill and Intangible Assets

Our recorded goodwill of $5,662 as of March 24, 2011 related wholly to the OVH acquisition which was completed during the fourth quarter of fiscal 2010. This entire goodwill balance was considered impaired during our impairment review during the fourth quarter of fiscal 2011.

Intangible assets subject to amortization consist of the following:

	March 29, 2012	June 30, 2011	March 24, 2011
Customer relationships	$10,600	$10,600	$10,600
Non-compete agreement	5,400	5,400	5,400
Brand names	8,090	8,090	8,090

Total intangible assets, gross	24,090	24,090	24,090

Less accumulated amortization:
Customer relationships	(2,796)	(1,660)	(1,281)
Non-compete agreement	(1,624)	(556)	(428)
Brand names	(7,983)	(7,957)	(7,949)

Total accumulated amortization	(12,403)	(10,173)	(9,658)

Net intangible assets	$11,687	$13,917	$14,432

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

Note 5 — Primary Financing Facilities

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility (as amended, the “Credit Facility”). On July 15, 2011, we entered into a Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment extended the maturity date of the Credit Facility from February 7, 2013 to July 15, 2016. In addition, the Second Amendment increased the amount by which we may increase the revolving credit commitment available under the Credit Facility from $15,000 to $22,500. On October 31, 2011, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment permits an additional 5% of outstanding accounts receivable from a major customer to be included as eligible in the borrowing base calculation, and the Third Amendment also made technical modifications to definitions. As of March 29, 2012, we were in compliance with all covenants under the Credit Facility. As of March 29, 2012, we had $40,629 of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). As of March 29, 2012, we were in compliance with all covenants under the Mortgage Facility. We have classified $24,200 under Tranche A as long-term debt as of March 29, 2012. This $24,200 represents scheduled principal payments under Tranche A that are due at least twelve months beyond March 29, 2012. All amounts outstanding under Tranche B are classified as short-term debt as of March 29, 2012, since the Mortgage Lender has the option to use proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

Note 6 — Income Taxes

At the beginning of fiscal year 2012, we had gross state tax net operating losses of approximately $11,400 that will expire between 2017 and 2030 if not utilized.

As of March 29, 2012, unrecognized tax benefits and accrued interest and penalties were not material. There were no material changes to the amount of unrecognized tax benefits during the first thirty-nine weeks of fiscal 2012. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

We file income tax returns with federal and state tax authorities within the United States of America. Our federal and Illinois returns are open for audit for fiscal 2008 and later. Our California tax returns are open for audit for fiscal 2007 and later. No other tax jurisdictions are material to us.

Note 7 — Earnings Per Common Share

Earnings per common share is calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The following table presents the reconciliation of the weighted average number of shares outstanding used in computing earnings per common share:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 29, 2012	March 24, 2011	March 29, 2012	March 24, 2011
Weighted average shares outstanding – basic	10,742,881	10,676,192	10,712,319	10,667,786
Effect of dilutive securities:
Stock options and restricted stock units	114,525	—	90,334	98,274

Weighted average shares outstanding – diluted	10,857,406	10,676,192	10,802,653	10,766,060

109,625 anti-dilutive stock options with a weighted average exercise price of $17.43 were excluded from the computation of diluted earnings per common share for the quarter ended March 29, 2012. 167,500 restricted stock units and 287,875 stock options with a weighted average exercise price of $11.99 were excluded from the computation of diluted earnings per common share for the quarter ended March 24, 2011 due to the net loss for that period. 139,083 weighted average anti-dilutive stock options with a weighted average exercise price of $15.89 were excluded from the computation of diluted earnings per common share for the thirty-nine weeks ended March 29, 2012. 112,625 weighted average anti-dilutive stock options with a weighted average exercise price of $17.52 were excluded from the computation of diluted earnings per common share for the thirty-nine weeks ended March 24, 2011.

Note 8 — Stock-Based Compensation Plans

At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), Common Stock or dividends and dividend equivalents. As of March 29, 2012, 718,334 shares of Common Stock remain authorized for future grants of awards. The 2008 Equity Incentive Plan replaced a stock option plan approved at our annual meeting of stockholders on October 28, 1998 (the “1998 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards could be made. All outstanding options issued pursuant to the 1998 Equity Incentive Plan will continue to be governed by the terms of the 1998 Equity Incentive Plan.

The following is a summary of stock option activity for the first thirty-nine weeks of fiscal 2012:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	287,875	$11.99
Activity:
Granted	500	8.71
Exercised	(18,500)	6.83
Forfeited/Expired	(20,750)	12.57

Outstanding at March 29, 2012	249,125	$12.32	3.53	$598

Exercisable at March 29, 2012	246,375	$12.33	3.48	$591

The weighted average grant date fair value of stock options granted during the first thirty-nine weeks of fiscal 2012 and fiscal 2011 were $3.39 and $6.71, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Thirty-nine Weeks Ended March 29, 2012	Thirty-nine Weeks Ended March 24, 2011
Weighted average expected stock-price volatility	38.14%	43.60%
Average risk-free rate	1.13%	2.24%
Average dividend yield	0.00%	0.00%
Weighted average expected option life (in years)	6.25	6.25
Forfeiture percentage	5.00%	5.00%

The following is a summary of non-vested stock options for the first thirty-nine weeks of fiscal 2012:

Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2011	21,875	$4.81
Activity:
Granted	500	3.39
Vested	(18,250)	4.47
Forfeited	(1,375)	7.61

Non-vested at March 29, 2012	2,750	$5.29

The following is a summary of restricted stock unit activity for the first thirty-nine weeks of fiscal 2012:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2011	187,500	$11.34
Activity:
Granted	77,500	7.92
Exercised	(38,000)	7.77
Forfeited	—	—

Outstanding at March 29, 2012	227,000	$10.77

Restricted stock units granted to employees and non-employee outside directors vest over a three year and a one year period, respectively. 34,000 of the restricted stock units outstanding as of March 29, 2012 are vested and the non-vested restricted stock units will vest over a weighted average period of 1.6 years.

Compensation expense attributable to stock-based compensation during the first thirty-nine weeks of fiscal 2012 and fiscal 2011 was $657 and $524, respectively. As of March 29, 2012, there was $1,108 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.6 years.

We also have 10,000 SARs outstanding that were granted to a marketing consultant during the first quarter of fiscal 2011 and are being accounted for as a liability award whereby the fair value is measured at the end of each reporting period. These SARs vest over a three year period and have a ten year term. The amount of expense recognized during the first thirty-nine weeks of fiscal 2012 and the first thirty-nine weeks of fiscal 2011 related to the SARs was not material.

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

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 29, 2012	March 24, 2011	March 29, 2012	March 24, 2011
Service cost	$61	$53	$182	$161
Interest cost	150	145	450	433
Amortization of prior service cost	239	239	718	718
Amortization of gain	(46)	(54)	(139)	(162)

Net periodic benefit cost	$404	$383	$1,211	$1,150

Note 10 — Distribution Channel and Product Type Sales Mix

We operate in a single reportable segment through which we sell various nut and nut related products through multiple distribution channels.

The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Distribution Channel	March 29, 2012	March 24, 2011	March 29, 2012	March 24, 2011
Consumer	$85,434	$82,775	$325,206	$320,525
Commercial Ingredients	41,887	32,650	130,099	114,786
Contract Packaging	16,367	12,240	50,984	45,916
Export	10,072	9,777	27,580	26,603

Total	$153,760	$137,442	$533,869	$507,830

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

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Product Type	March 29, 2012	March 24, 2011	March 29, 2012	March 24, 2011
Peanuts	19.7%	17.5%	17.0%	15.6%
Pecans	11.7	16.0	19.1	20.1
Cashews & Mixed Nuts	20.7	21.8	20.5	20.5
Walnuts	13.1	11.5	12.3	12.4
Almonds	17.4	14.3	14.1	13.2
Other	17.4	18.9	17.0	18.2

Total	100.0%	100.0%	100.0%	100.0%

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

During the first quarter of fiscal 2012, the U.S. District Court for the Northern District of Illinois (the “Court”) issued a final approval of the settlement agreement related to the class action wage and hour lawsuit that was filed against us in fiscal 2010 (the “Settlement Agreement”). The final approval of the Settlement Agreement did not have a material impact on earnings in the first thirty-nine weeks of fiscal 2012. We expect the case to be closed and formally dismissed by the Court during the fourth quarter of fiscal 2012. Pursuant to the terms of the Settlement Agreement, we paid $2,600 to the claims administrator during the first quarter of fiscal 2012 and we expect to receive a reverter payment for unclaimed settlement funds of approximately $665 during the fourth quarter of fiscal 2012. We have recorded a current asset of $665 as of March 29, 2012 to reflect this anticipated reverter payment.

Note 12 — Fair Value of Financial Instruments

Authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1	– Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities.

Level 2	– Observable inputs other than quoted prices in active markets. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3	– Unobservable inputs for which there is little or no market data available.

The carrying values of cash, accounts receivable and accounts payable approximate their fair values at March 29, 2012, because of the short-term nature of these balances.

The carrying value of our revolving credit facility borrowings approximates fair value at March 29, 2012 because of the short term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The estimated fair value of our long-term debt, including current maturities, was $54,131 at March 29, 2012 and the related carrying value was $50,367. The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt and the rates on the variable portion of our long-term debt were reset during the previous twelve months.

Note 13 — Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material effect on our financial position, results of operations or cash flows.

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

In September 2011, the FASB issued ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan,” which pertains to an employer’s participation in multiemployer benefit plans, amending ASC 715-80. The adoption of this update is to enhance the disclosures about multiemployer plans in which an employer participates. The adoption of ASU 2011-09 is required for fiscal years ending after December 15, 2011, and the adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the year ended June 30, 2011 consisted of fifty-three weeks, as our fourth quarter consisted of fourteen weeks. References herein to fiscal 2012 are to the fiscal year ending June 28, 2012. References herein to fiscal 2011 are to the fiscal year ended June 30, 2011. References herein to the third quarter of fiscal 2012 are to the quarter ended March 29, 2012. References herein to the third quarter of fiscal 2011 are to the quarter ended March 24, 2011. References herein to the first thirty-nine weeks of fiscal 2012 are to the thirty-nine weeks ended March 29, 2012. References herein to the first thirty-nine weeks of fiscal 2011 are to the thirty-nine weeks ended March 24, 2011. As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

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

We developed a five-year strategic plan (the “Strategic Plan”) during fiscal 2009 to help us achieve long-term profitable growth. Our long-term goals include (i) attaining recognition by global retailers, food service providers and consumers as a world class nut partner, (ii) attaining recognition as a high quality, well-run food business that utilizes our vast industry knowledge and innovation to achieve high growth and profitability, (iii) meeting the demands of nut consumers throughout the world, (iv) profitably increasing our market share in private brands by using innovation valued by our customers, (v) substantially increasing our presence in the commercial ingredients distribution channel, (vi) providing the best total solution to retailers by increasing our presence beyond the traditional nut aisles of stores, (vii) utilizing our Fisher brand name recognition as a foundation for targeted sustained growth via value-added snack and baking products, and (viii) utilizing acquisitions, joint ventures and/or strategic alliances as they present themselves to grow our business and expand into new target markets. We have executed portions of this strategy through the first thirty-nine weeks of fiscal 2012, including an increase in private label sales to a customer, a renewed focus on our branded business, and continuing our integration of certain assets of Orchard Valley Harvest, Inc. into our existing operations which provides us with a significant presence in the produce section of retail supermarkets.

We face a number of challenges in the future. Specific challenges, among others, include: high tree nut commodity costs (including as a result of increased demand for pecans and walnuts in China), significantly higher peanut commodity costs mainly due to a poor 2011 crop in the United States, intensified competition for market share from both private label and branded nut products and executing our Strategic Plan. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (which is also our corporate headquarters) (the “Elgin Site”). We expect to continue to be able to devote more funds in fiscal 2012 and beyond as compared to fiscal 2011 to promote and advertise our Fisher brand and to develop new products. However, these efforts have proved to be challenging because, among other things, consumer preferences have shifted towards lower-priced private label products from higher-priced branded products as a result of economic conditions. Although such consumer preferences benefited our private label product sales, the profit margins for private label products are typically lower than they are for branded products. Additionally, the continued high costs of tree nuts and peanuts may cause consumer preferences to switch to other food products. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $153.8 million for the third quarter of fiscal 2012 increased by $16.3 million, or 11.9%, over our net sales of $137.4 million for the third quarter of fiscal 2011. Our net sales for the first thirty-nine weeks of fiscal 2012 increased by $26.0 million, or 5.1%, to $533.9 million from net sales of $507.8 million for the first thirty-nine weeks of fiscal 2011.

Gross profit increased by $12.1 million and our gross profit margin, as a percentage of net sales, increased to 14.4% from 7.3% for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Gross profit increased by $21.5 million and our gross profit margin, as a percentage of net sales, increased to 14.9% from 11.4% for the first thirty-nine weeks of fiscal 2012 compared to the first thirty-nine weeks of fiscal 2011.

Total operating expenses for the third quarter of fiscal 2012 increased by $0.5 million from the third quarter of fiscal 2011, but decreased to 11.7% of net sales for the third quarter of fiscal 2012 from 12.8% of net sales for the third quarter of fiscal 2011. Total operating expenses for the first thirty-nine weeks of fiscal 2012 increased by $2.0 million from the third quarter of fiscal 2011, but decreased to 10.1% of net sales for the first thirty-nine weeks of fiscal 2012 from 10.2% of net sales for the first thirty-nine weeks of fiscal 2011.

The total value of inventories on hand at the end of the third quarter of fiscal 2012 increased by $18.8 million, or 11.9%, in comparison to the total value of inventories on hand at the end of the third quarter of fiscal 2011.

Acquisition costs remain at levels that are significantly higher than historical averages. We successfully implemented cashew product price increases during the second quarter of fiscal 2012 in response to higher cashew acquisition costs during the first quarter of fiscal 2012. As we anticipated, walnut commodity prices continued to increase during the third quarter of fiscal 2012. While we completed our procurement of the current year crop of inshell walnuts during the second quarter of fiscal 2012, the total payments to our walnut growers were not determined until the third quarter of fiscal 2012. The final prices paid to the walnut growers were based upon current market prices and other factors, such as crop quality. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2012. Remaining amounts to be paid to walnut growers as of March 29, 2012 are final and are not subject to revision. We recognized an insignificant increase to our walnut grower liability and corresponding walnut inventory costs during the third quarter of fiscal 2012, as the final payments to walnut growers were slightly higher than the amounts we estimated at the end of the second quarter of fiscal 2012.

Peanut market prices for the 2011 crop have increased over 100% in comparison to peanut market prices for the 2010 crop. This significant increase in peanut market prices, which is expected to continue for the remainder of our fiscal 2012, is due to reduced acreage, reduced yields caused by drought conditions in the majority of the peanut growing areas and the poor quality of the 2010 crop carryover stocks. As a peanut sheller, we leveraged our longstanding relationships with our peanut farmers so that sufficient peanut acreage was planted to meet the majority of our peanut requirements. Additionally, because we entered into purchase contracts with our peanut farmers prior to planting in February and March of 2011 and fixed our purchase costs at that time, we were therefore able to avoid a considerable portion of the year-over-year peanut market price increase.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased to $153.8 million for the third quarter of fiscal 2012 from $137.4 million for the third quarter of fiscal 2011. The increase in net sales was primarily attributable to price increases implemented in response to rising tree nut and peanut acquisition costs. Sales volume for the third quarter of fiscal 2012, which is measured as pounds sold to customers, were virtually unchanged in comparison to sales volume for the third quarter of fiscal 2011. Sales volume increases in the commercial ingredients and contract packaging distribution channels primarily resulting from higher almond sales and sales of roasting services were offset by sales volume declines in the consumer and export distribution channels. The declines in sales volumes in these distribution channels were mainly attributable to the unfavorable impact of high cashew, pecan and peanut prices on consumer demand for products containing these nuts.

Our net sales increased to $533.9 million for the first three quarters of fiscal 2012 from $507.8 million for the first three quarters of fiscal 2011. As was the case in the quarterly comparison, the increase in net sales was attributable primarily to price increases implemented in response to rising tree nut and peanut acquisition costs. Our sales volume decreased by 7.6% for the first thirty-nine weeks of fiscal 2012 compared to sales volume for the first thirty-nine weeks of fiscal 2011. The sales volume decrease in the thirty-nine week comparison was driven by volume decreases in the consumer and export distribution channels. The declines in sales volume in these distribution channels were mainly attributable to the unfavorable impact of high cashew, pecan, walnut and peanut prices on consumer demand for products containing these nuts.

The following table shows a comparison of sales by distribution channel (dollars in thousands):

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Distribution Channel	March 29, 2012	March 24, 2011	March 29, 2012	March 24, 2011
Consumer	$85,434	$82,775	$325,206	$320,525
Commercial Ingredients	41,887	32,650	130,099	114,786
Contract Packaging	16,367	12,240	50,984	45,916
Export	10,072	9,777	27,580	26,603

Total	$153,760	$137,442	$533,869	$507,830

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

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Product Type	March 29, 2012	March 24, 2011	March 29, 2012	March 24, 2011
Peanuts	19.7%	17.5%	17.0%	15.6%
Pecans	11.7	16.0	19.1	20.1
Cashews & Mixed Nuts	20.7	21.8	20.5	20.5
Walnuts	13.1	11.5	12.3	12.4
Almonds	17.4	14.3	14.1	13.2
Other	17.4	18.9	17.0	18.2

Total	100.0%	100.0%	100.0%	100.0%

Net sales in the consumer distribution channel increased by 3.2% in dollars, but decreased 10.0% in volume in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Private label consumer sales volume decreased by 3.2% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due primarily to the loss of low margin business at a customer who elected not to accept price increases. Fisher brand consumer sales volume decreased by 27.1% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due primarily to lower snack nut and baking nut sales. Sales volume for both private label and branded nut products were negatively affected by a decrease in consumer demand for nuts and nut products due to higher selling prices caused by higher commodity acquisition costs.

Net sales in the consumer distribution channel increased by 1.5% in dollars, but decreased 11.6% in volume in the first thirty-nine weeks of fiscal 2012 compared to the first thirty-nine weeks of fiscal 2011. Private label consumer sales volume decreased by 8.6% in the first thirty-nine weeks of fiscal 2012 compared to the first thirty-nine weeks of fiscal 2011 due primarily to the loss of low margin business at two customers who elected not to accept price increases. Fisher brand consumer sales volume decreased by 20.5% in the first thirty-nine weeks of fiscal 2012 compared to the first thirty-nine weeks of fiscal 2011 due primarily to lower snack nut and baking nut sales. Sales volume for both private label and branded nut products were negatively affected by a decrease in consumer demand for nuts and nut products due to higher selling prices caused by higher commodity acquisition costs. Sales volume, as measured in pounds sold to customers, may have also decreased due to a reduction in individual package sizes to lessen the impact of price increases.

Net sales in the commercial ingredients distribution channel increased by 28.3% in dollars, and 18.0% in sales volume in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The sales volume increase is due primarily to higher sales of peanut crushing stock for oil to other food manufacturers and higher almond butter sales to a food manufacturer. Net sales in the commercial ingredients distribution channel increased by 13.3% in dollars, and 0.3% in sales volume in the first thirty-nine weeks of fiscal 2012 compared to the first thirty-nine weeks of fiscal 2011. The sales volume increase was primarily due to (i) higher peanut and almond sales as discussed in the quarterly comparison and (ii) higher peanut butter sales, offset by lower walnut and pecan sales mainly resulting from a limited supply of walnuts and pecans available for the commercial ingredients distribution channel.

Net sales in the contract packaging distribution channel increased by 33.7% in dollars, and 25.6% in volume in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Net sales in the contract packaging distribution channel increased by 11.0% in dollars, and 3.1% in volume in the first thirty-nine weeks of fiscal 2012 compared to the first thirty-nine weeks of fiscal 2011. The sales volume increase, for both the quarterly and thirty-nine week periods, was due to providing new roasting services to an existing customer during fiscal 2012.

Net sales in the export distribution channel increased by 3.0% in dollars, but decreased 22.7% in volume in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The decrease was due primarily to lower walnut sales resulting mainly from a limited supply of walnuts available for the export distribution channel and lower peanut sales. Net sales in the export distribution channel increased by 3.7% in dollars, but decreased 18.0% in volume in the first thirty-nine weeks of fiscal 2012 compared to the first thirty-nine weeks of fiscal 2011. The decrease in sales volume was due primarily to lost business at a major export retail customer who elected not to accept price increases and a limited supply of walnuts available for the export distribution channel.

Gross Profit

Gross profit increased by $12.1 million, or 121.2%, to $22.1 million for the third quarter of fiscal 2012 from $10.0 million for the third quarter of fiscal 2011. Our gross profit margin, as a percentage of net sales, increased to 14.4% for the third quarter of fiscal 2012 compared to 7.3% for the third quarter of fiscal 2011. Gross profit increased by $21.5 million, or 37.3%, to $79.3 million for the first thirty-nine weeks of fiscal 2012 from $57.8 million for the first thirty-nine weeks of fiscal 2011. Our gross profit margin, as a percentage of net sales, increased to 14.9% for the first thirty-nine weeks of fiscal 2012 compared to 11.4% for the first thirty-nine weeks of fiscal 2011. The significant improvement in gross profit and gross profit margin, for both the quarterly and thirty-nine week periods, was due to the improved alignment of selling prices and commodity acquisition costs. Manufacturing efficiency improvements also contributed to the increase in gross profit margin as produced pounds increased by 17.8% while manufacturing spending remained relatively unchanged in the quarterly comparison. The efficiency improvements occurred primarily in the Gustine, CA, Bainbridge, GA and Garysburg, NC facilities through a combination of spending control and increased output per hour.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2012 increased by $0.5 million to $18.1 million. Operating expenses for the third quarter of fiscal 2012 decreased to 11.7% of net sales from 12.8% of net sales for the third quarter of fiscal 2011. The decline in total operating expenses, as a percentage of net sales, was due mainly to a higher sales base. Selling expenses for the third quarter of fiscal 2012 were $10.9 million, virtually unchanged from the third quarter of fiscal 2011. Quarterly selling expense fluctuations related primarily to a $0.8 million increase in incentive compensation expense, $0.1 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation during the third quarter of fiscal 2011 offset by a $0.8 million decrease in freight expense due to lower sales volume and a change in customer mix. Administrative expenses for the third quarter of fiscal 2012 were $7.1 million, an increase of $0.5 million, or 7.7%, from the third quarter of fiscal 2011. Significant quarterly administrative expense fluctuations related primarily to (i) a $1.5 million increase in incentive compensation expense, $0.3 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation during the third quarter of fiscal 2011, (ii) a $0.2 million increase in OVH related amortization expense and (iii) a $0.2 million increase in professional fees. These increases in administrative expenses were partially offset by (i) a $1.5 million increase in litigation accruals that was recorded during the third quarter of fiscal 2011 and (ii) a $0.3 million write down of machinery and equipment related to the OVH relocation from Modesto, CA during the third quarter of fiscal 2011.

Total operating expenses for the first thirty-nine weeks of fiscal 2012 increased by $2.0 million to $54.0 million. Operating expenses for the first thirty-nine weeks of fiscal 2012 were relatively unchanged at 10.1% of net sales from 10.2% of net sales for the first thirty-nine weeks of fiscal 2011. Selling expenses for the first thirty-nine weeks of fiscal 2012 were $33.3 million, an increase of $0.3 million, or 1.0%, from the amount recorded for the first thirty-nine weeks of fiscal 2011 due primarily to (i) a $2.3 million increase in incentive compensation expense, $0.6 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation during the first thirty-nine weeks of fiscal 2011 and (ii) a $0.6 million increase in marketing and promotional expenses. This increase in selling expenses for the first thirty-nine weeks of fiscal 2012 was partially offset by (i) a $1.1 million decrease in freight expense due to lower sales volume and a change in customer mix and (ii) a $0.9 million decrease in broker commissions due primarily to a change in customer mix. Administrative expenses for the first thirty-nine weeks of fiscal 2012 were $20.7 million, an increase of $1.7 million, or 8.8%, from the first thirty-nine weeks of fiscal 2011 due primarily to (i) a $4.4 million increase in incentive compensation expense, $1.3 million of which relates to the estimated forfeiture of amounts previously accrued for incentive compensation during the first thirty-nine weeks of fiscal 2011, (ii) a $1.1 million settlement benefit related to the fiscal 2009 pistachio recall recognized during the first thirty-nine weeks of fiscal 2011 and (iii) a $0.5 increase in OVH related amortization expense. This increase in administrative expenses was partially offset by (i) $1.4 million of fair value adjustment recorded within administrative expense in the first thirty-nine weeks of fiscal 2011 related to the OVH earn-out liability (which did not recur in the first thirty-nine weeks of fiscal 2012), (ii) $2.6 million of litigation accruals recorded during the first thirty-nine weeks of fiscal 2011 and (iii) a $0.7 million write down of machinery and equipment related to the OVH relocation from Modesto, CA during the first thirty-nine weeks of fiscal 2011.

Income from Operations

Due to the factors discussed above, income from operations increased to $4.0 million, or 2.6% of net sales, for the third quarter of fiscal 2012 as compared to a loss from operations of ($7.6) million, or (5.5%) of net sales, for the third quarter of fiscal 2011. Due to the factors discussed above, income from operations increased to $25.3 million, or 4.7% of net sales, for the first thirty-nine weeks of fiscal 2012 from $5.8 million, or 1.1% of net sales, for the first thirty-nine weeks of fiscal 2011.

Interest Expense

Interest expense was $1.4 million for the third quarter of fiscal 2012 compared to $1.7 million for the third quarter of fiscal 2011. Interest expense was $4.0 million for the first thirty-nine weeks of fiscal 2012 compared to $4.7 million for the first thirty-nine weeks of fiscal 2011. The decrease in interest expense, for both the quarterly and thirty-nine week periods, was due primarily to lower average short-term borrowings.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.4 million for the third quarter of fiscal 2012 compared to $0.3 million for the third quarter of fiscal 2011. Net rental and miscellaneous expense was $1.0 million for the first thirty-nine weeks of fiscal 2012 compared to $0.8 for the first thirty-nine weeks of fiscal 2011.

Income Tax Expense

Income tax expense was $0.8 million, or 36.2% of income before income taxes, for the third quarter of fiscal 2012 compared to an income tax benefit of ($3.9) million, or (41.0%) of loss before income taxes for the third quarter of fiscal 2011. Income tax expense was $7.0 million, or 34.7% of income before income taxes, for the first thirty-nine weeks of fiscal 2012 compared to an income tax benefit of ($0.4) million, or (159.8%) of income before income taxes for the first thirty-nine weeks of fiscal 2011. We recorded approximately $0.5 million of discrete tax benefits during the third quarter of fiscal 2011. Consequently, we recognized a $0.4 million income tax benefit for the thirty-nine weeks ended March 24, 2011 despite reporting income before income taxes of $0.2 million.

Net Income

Net income was $1.4 million, or $0.13 per common share (basic and diluted), for the third quarter of fiscal 2012, compared to a net loss of ($5.6) million, or ($0.53) per common share (basic and diluted), for the third quarter of fiscal 2011. Net income was $13.2 million, or $1.24 per common share (basic) and $1.23 per common share (diluted), for the first thirty-nine weeks of fiscal 2012, compared to $0.6 million, or $0.06 per common share (basic and diluted) for the first thirty-nine weeks of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008, providing a revolving loan commitment and letter of credit subfacility (as amended, the “Credit Facility”). We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility due to our improved financial performance in the past have allowed us to consummate the OVH acquisition, devote more funds to promote our products, especially our Fisher and Orchard Valley Harvest brands, and explore other growth strategies outlined in our Strategic Plan, which may include further acquisitions and entry into emerging markets such as China. The consummation of any significant future acquisitions would generally require approval of our lenders under the Credit Facility.

The decrease in our operating results during fiscal 2011 was due primarily to increased commodity costs, especially for pecans and other tree nuts. Our financial performance for the first thirty-nine weeks of fiscal 2012 showed a general improvement over the first thirty-nine weeks of fiscal 2011. We currently expect that commodity costs, while higher than historical averages, will remain relatively stable for the remainder of fiscal 2012. In the second and third quarters of fiscal 2011, we experienced rising commodity costs for certain products for which commensurate price increases could not be fully implemented until the end of the third quarter of fiscal 2011.

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

Net cash used in operating activities was ($12.2) million for the first thirty-nine weeks of fiscal 2012 compared to ($27.3) million for the first thirty-nine weeks of fiscal 2011. This improvement is due primarily to improved operating results. Our nut commodity purchases were $11.3 million higher during the first thirty-nine weeks of fiscal 2012 than the first thirty-nine weeks of fiscal 2011 due mainly to higher nut acquisition costs.

We repaid $2.9 million of long-term debt during the first thirty-nine weeks of fiscal 2012, $2.3 million of which was related to the Mortgage Facility (as defined below). The net increase in borrowings outstanding under our Credit Facility was $20.9 million during the first thirty-nine weeks of fiscal 2012 compared to $32.4 million during the first thirty-nine weeks of fiscal 2011. This decrease in short-term borrowings under our Credit Facility occurred mainly due to improved operating results.

Total inventories were $176.9 million at March 29, 2012, an increase of $47.9 million, or 37.2%, from the inventory balance at June 30, 2011, and an increase of $18.8 million, or 11.9%, from the inventory balance at March 24, 2011. The increase during the first thirty-nine weeks of fiscal 2012 compared to the fiscal 2011 year end is due primarily to the timing of commodity purchases. The increase at March 29, 2012 compared to March 24, 2011 is due primarily to higher average acquisition costs for tree nuts and peanuts.

The weighted average cost per pound of raw nut input stocks on hand at March 29, 2012 increased by 15.8% compared to the weighted average cost per pound of raw nut input stocks on hand at March 24, 2011. Pounds of raw nut input stocks at the end of March 29, 2012 decreased by 2.7 million pounds or 4.8% when compared to the quantity of raw nut input stocks on hand at March 24, 2011. The weighted average cost per pound of finished goods on hand at March 29, 2012 increased by 7.6% over the weighted average cost per pound of finished goods on hand at March 24, 2011, and pounds of finished goods on hand increased by 8.3% in the quarterly comparison.

Net accounts receivable were $41.0 million at March 29, 2012, an increase of $2.0 million, or 5.2%, from the balance at June 30, 2011, and an increase of $1.1 million, or 2.8%, from the balance at March 24, 2011. The increase in net accounts receivable from June 30, 2011 to March 29, 2012 is due primarily to higher dollar sales in the month of March 2012 than in the month of June 2011 because of higher unit selling prices. The increase in net accounts receivable from March 24, 2011 to March 29, 2012 is due primarily to higher dollar sales in March 2012 compared to March 2011 due to higher unit selling prices. Accounts receivable allowances were $3.6 million, $2.9 million and $4.1 million at March 29, 2012, June 30, 2011 and March 24, 2011, respectively. The increase in accounts receivable allowances at March 29, 2012 compared to June 30, 2011 generally corresponds to higher monthly sales in March 2012 compared to June 2011. The decrease in accounts receivable allowances at March 29, 2012 compared to March 24, 2011 is primarily due to lower sales deduction activity in March 2012 compared to March 2011 due to a change in customer mix.

Challenging economic conditions and increased commodity costs may adversely impact demand for consumer products. These conditions could, among other things, have a material adverse effect on the cash received from our operations. See Part II, Item 1A — “Risk Factors”.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into the Elgin Site. As part of the facility consolidation project, on April 15, 2005, we closed on the $48.0 million purchase of the Elgin Site. The Elgin Site includes both an office building and a warehouse, and affords us increased production capacity, such that we are currently able to offer our services to existing and new customers on an expanded basis. We are currently attempting to find tenants for available space in the office building at the Elgin Site. Until replacement tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 75% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the Elgin Site.

On March 28, 2006, our wholly-owned subsidiary JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among our Company, certain related party partnerships and the City (the “Development Agreement”). While we are currently actively searching for potential buyers for the Old Elgin Site, we cannot ensure that a sale will occur in the next twelve months, if at all. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender (as defined below) prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that may or may not be included in any future sale. We incurred $6.8 million of total gross costs under the Development Agreement, and have carrying values of $6.3 million, $6.3 million and $6.4 million at March 29, 2012, June 30, 2011, and March 24, 2011, respectively, which are recorded as “Rental investment property”. We have reviewed the assets under the Development Agreement for potential impairment and concluded that no impairment charges were required.

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

The portion of the borrowing base calculation under the Credit Facility based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of March 29, 2012, the weighted average interest rate for the Credit Facility was 2.23%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of our Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit

Facility (including a default under the Mortgage Facility). As of March 29, 2012, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of March 29, 2012, we had $40.6 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

We are subject to interest rate resets for each of Tranche A and Tranche B. Specifically, on March 1, 2018 (the “Tranche A Reset Date”) and March 1, 2014 and every two years thereafter (each, a “Tranche B Reset Date”), the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. If the reset interest rate for either Tranche A or Tranche B is unacceptable to us and we (i) do not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B on the Tranche A Reset Date or Tranche B Reset Date, in each case, as applicable, or (ii) are unable to refinance amounts due with respect to Tranche A or Tranche B on the Tranche A Reset Date or Tranche B Reset Date, in each case, as applicable, on terms more favorable than the reset interest rates, then, depending on the extent of the changes in the reset interest rates, our interest expense could increase materially.

The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. As mentioned above, such interest rate may be reset by the Mortgage Lender on the Tranche A Reset Date. Monthly principal payments in the amount of $0.2 million commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest, as reset on March 1, 2012, at a floating rate of the greater of (i) one month LIBOR plus 4.00% per annum or (ii) 5.00%, payable monthly (the “Floating Rate”). The margin on such Floating Rate may be reset by the Mortgage Lender on each Tranche B Reset Date; provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on or after March 1, 2016. Monthly principal payments in the amount of $0.1 million commenced on June 1, 2008. We do not currently anticipate that any change in the Floating Rate or the underlying index will have a material adverse effect upon our business, financial condition or results of operations.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 29, 2012, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $24.2 million has been classified as long-term debt as of March 29, 2012. This $24.2 million represents scheduled principal payments under Tranche A that are due at least twelve months beyond March 29, 2012. All $6.7 million outstanding under Tranche B are classified as short-term debt as of March 29, 2012, since the Mortgage Lender has the option to use proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

We financed the acquisition, construction and equipping of our Bainbridge, Georgia facility (a peanut shelling plant) with industrial development bonds (the “bonds”) in 1987. As of March 29, 2012, we had $3.8 million in aggregate principal amount of the bonds outstanding. On June 1, 2011, we remarketed the bonds, resetting the interest rate at 3.00% through May 2013, and at a market rate to be determined thereafter. On June 1, 2013, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.5 million on June 1, 2012 to $0.8 million on June 1, 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any.

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 29, 2012, $13.0 million of the debt obligation was outstanding.

Capital Expenditures

We spent $6.0 million on capital expenditures during the first thirty-nine weeks of fiscal 2012 compared to $3.8 million during the first thirty-nine weeks of fiscal 2011. We expect total capital expenditures for equipment upgrades, facility maintenance and food safety enhancements for fiscal 2012 to be approximately $8.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material effect on our financial position, results of operations or cash flows.

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

In September 2011, the FASB issued ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan,” which pertains to an employer’s participation in multiemployer benefit plans, amending ASC 715-80. The adoption of this update is to enhance the disclosures about multiemployer plans in which an employer participates. The adoption of ASU 2011-09 is required for fiscal years ending after December 15, 2011, and the adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical (including statements concerning our Company’s expectations regarding market risk) are “forward looking statements.” These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes”, “should”, and “expects” and are based on our current expectations or beliefs concerning future events and involve risks and uncertainties. Our Company cautions that such statements are qualified by important factors, including the factors referred to in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q and in Part II, Item 1A — “Risk Factors”, and other factors, risks and uncertainties that are beyond our Company’s control. Consequently, our actual results could differ materially. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, such as a decline in sales to one or more key customers or a decline in sales of private label products; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on price increases to customers as commodity costs rise and the potential for any negative impact on demand for and sales of our products from price increases; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where we are financially responsible for such losses; (vi) our ability to appropriately respond to, or lessen the negative impact of competitive and pricing pressures; (vii) losses associated with product recalls, product contamination or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (viii) our ability to retain key personnel; (ix) the effect of the group that owns the majority of the voting power of our outstanding common equity (which may make a takeover or change in control more difficult), including the effect of the agreements pursuant to which such group has pledged a substantial amount of our Company’s securities that it owns; (x) the potential negative impact of government regulations, including the Public Health Security and Bioterrorism Preparedness and Response Act and laws and regulations pertaining to food safety; (xi) our ability to do business in emerging markets; (xii) uncertainty in economic conditions, including the potential for economic downturn; (xiii) our ability to obtain additional capital, if needed; (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control; (xv) the adverse effect of litigation and/or legal settlements, including increased employment-related legal claims against or settlements with us, which have become more prevalent in the current economic environment, including potential unfavorable outcomes exceeding any amounts accrued; and (xvi) losses associated with our status as a licensed nut warehouse operator under the United States Warehouse Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I — Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 29, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2012, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 29, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 11— Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 30, 2011 during the first thirty-nine weeks of fiscal 2012 other than the following:

•	Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and

•

Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2012.

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