Form 10-K
period 2012-06-28
SANFILIPPO JOHN B & SON INC
filed 2012-08-30
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting Common Stock held by non-affiliates was $59,180,490 as of December 29, 2011 (7,890,732 shares at $7.50 per share).

As of August 24, 2012, 8,164,805 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 30, 2012 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1 — Business

a. General Development of Business

(i) Background

John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “the Company” refer collectively to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBSS Properties, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters), although the fiscal year ended June 30, 2011 consisted of fifty-three weeks (the fourth quarter containing fourteen weeks). References herein to fiscal 2013, 2012, 2011 and 2010 are to the fiscal years that will end, or ended, June 27, 2013, June 28, 2012, June 30, 2011 and June 24, 2010, respectively.

We are one of the leading processors and distributors of tree nuts and peanuts in the United States. These nuts are sold under a variety of private labels and brand names, including under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confection, natural snacks and trail mixes, sunflower seeds, dried fruit, corn snacks, sesame sticks and other sesame snack products under private labels and brand names.

Our website is accessible to the public at http://www.jbssinc.com. Information about us, including our code of ethics, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available free of charge through our website as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission (the “SEC”). Our materials filed with the SEC are also available on the SEC’s website at http://www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s public reference room at 100 F St., NE, Washington, DC 20549. The public may obtain information about the reference room by calling the SEC at 1-800-SEC-0330. References to our website addressed in this Form 10-K are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this Form 10-K.

Our headquarters and executive offices are located at 1703 North Randall Road, Elgin, Illinois 60123, and our telephone number for investor relations is (847) 289-1800, extension 4612.

(ii) Orchard Valley Harvest Acquisition

On May 21, 2010, we acquired certain assets and assumed certain liabilities of Orchard Valley Harvest, Inc. (“OVH”) located in Modesto, California. The aggregate purchase price was $40.5 million, funded from excess availability in our bank credit facility. The initial purchase price at the acquisition date was $32.9 million and was increased by $7.6 million in earn-out consideration due to OVH’s net retail sales for calendar 2010 and calendar 2011. No further earn-out consideration is due as a result of the OVH acquisition because the earn-out measurement period has ended. During fiscal 2011, we relocated the OVH operations to our existing locations in Gustine, California and Elgin, Illinois.

OVH is a leading supplier of branded and private label nut and dried fruit products in the produce category, an area in which we previously had a minimal presence. The OVH acquisition (i) expands our portfolio and market presence into retail store perimeters beyond the traditional nut aisles, (ii) establishes a platform to build a truly national produce nut program and (iii) broadens our product breadth and production capabilities. While we expect the OVH acquisition will improve our financial performance, there can be no assurances that the OVH acquisition will not have a negative impact (or no impact at all) on our financial performance.

b. Segment Reporting

We operate in a single reportable operating segment that consists of selling various nut and nut related products through four distribution channels. See “Item 8 – Financial Statements and Supplementary Data” for our net sales, net income and total assets.

c. Narrative Description of Business

(i) General

As stated above, we are one of the leading processors and distributors of tree nuts and peanuts in the United States. Through a deliberate strategy of focused capital expenditures and complementary acquisitions, we have built a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers, shelling, processing, packaging and marketing. Vertical integration allows us to enhance product quality and, in most crop years, to capture additional processing margins with respect to pecans, peanuts and walnuts. We believe that our generally vertically integrated business model typically works to our advantage in terms of cost savings and provides us with better insight into crop development. Our generally vertically integrated model, however, can under certain circumstances result in reduced earnings or losses. See Part I, Item 1A — “Risk Factors”.

Our products are sold through the major distribution channels to significant buyers of nuts, including food retailers, commercial ingredient users, contract packaging customers and international customers. Selling through multiple distribution channels allows us to generate multiple revenue opportunities for the nuts we process. For example, pecan halves could be sold to food retailers and pecan pieces could be sold to commercial ingredient users. We process and sell all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds (our major nut types) in a wide variety of packaging, thus offering our customers a complete nut product offering.

(ii) Principal Products

Our principal products are raw and processed nuts. These products accounted for approximately 83.2%, 83.9% and 85.2% of our gross sales for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The nut product line includes peanuts, almonds, Brazil nuts, pecans, pistachios, filberts, cashews, English walnuts, black walnuts, pine nuts and macadamia nuts. Our nut products are sold in numerous package styles and sizes, from stand-up bags, poly-cellophane packages, environmentally friendly packages, composite and clear-plastic cans, plastic tubs and plastic jars for retail sales, to large cases and sacks for bulk sales to commercial ingredient customers. In addition, we offer our nut products in a variety of different styles and seasonings, including natural, blanched, oil roasted, dry roasted, salted, unsalted, honey roasted, flavored, spicy, chocolate-coated, butter toffee, praline and cinnamon toasted. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract packaging customers. We also sell certain of our products to foreign customers in the retail and commercial ingredient markets.

We acquire a substantial portion of our peanut, pecan and walnut requirements directly from domestic growers. The balance of our raw nut supply is purchased from importers, traders and domestic processors. In fiscal 2012, the majority of our peanuts, pecans and walnuts were shelled at one of our four shelling facilities, and the remaining portion was purchased shelled from processors. See “Raw Materials and Supplies” and Item 2(b) — “Properties — Manufacturing Capability, Utilization, Technology and Engineering” below.

We manufacture and market peanut butter in several sizes and varieties. We also market and distribute, and in many cases process and manufacture, a wide assortment of other food and snack products. These other products include snack mixes, salad toppings, natural snacks, trail mixes, dried fruit and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients sold to retailers, wholesalers, and commercial ingredient customers; bulk food products sold to retail and commercial ingredient users; an assortment of sunflower seeds, snack mixes, almond butter, sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and commercial ingredient users and a wide variety of toppings for ice cream and yogurt sold to commercial ingredient users.

(iii) Customers

We sell our products to approximately 900 customers through the consumer, commercial ingredient, contract packaging and export distribution channels. The consumer channel supplies nut-based products, including consumer-packaged and bulk products, to retailers across the United States. We sell products through the consumer channel under our brand name products, including the Fisher, Orchard Valley Harvest and Sunshine Country brands, as well as under our customers’ private label brands. The commercial ingredient channel supplies nut-based products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream, and produces nut-based products that are customized to the specifications of chefs, national restaurant chains, food service distributors, institutions and hotel kitchens. We sell products through the commercial ingredient channel under our Fisher brand and our customers’ private label brands. Our contract manufacturing channel produces and packages nut-based snacks for manufacturers under their brand name. Finally, our export distribution channel distributes our complete product portfolio of Fisher branded snack nuts, private branded snack nuts and commercial ingredients to approximately 115 customers worldwide (which accounts for approximately 5% of our net sales), supplying both the commercial ingredients channel and the retail channel under the Fisher brand and our international customers’ private label brands.

We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 56%, 53% and 46% of net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Net sales to Wal-Mart Stores, Inc. accounted for approximately 21%, 20% and 19% of our net sales for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Net sales to Target Corporation accounted for approximately 15%, 12% and 12% of our net sales for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

(iv) Sales and Distribution

We market our products through our own sales department and through a network of approximately 100 independent brokers and various independent distributors and suppliers.

We distribute products from our Illinois, Georgia, California, North Carolina and Texas production facilities and distribution facilities located in various other states. The majority of our products are shipped from our production, warehouse and distribution facilities by contract and common carriers.

In the Chicago area, we operate an outlet store at our production facility. This store sells bulk foods and other products produced by us and other vendors.

(v) Marketing

Marketing strategies are developed for each distribution channel. Private label and branded consumer efforts are focused on building brand awareness, introducing new products, attracting new customers and increasing consumption in the snack nut, baking nut and produce categories. Commercial ingredient channel efforts are focused on trade-oriented marketing.

Our consumer promotional campaigns include advertisements (e.g., newspaper, radio, internet, television and social media), coupon offers and co-op advertising with select retail customers. We also conduct integrated marketing campaigns using multiple media outlets for the promotion of the Fisher brand, including marketing efforts with professional sports franchises. Additionally, shipper display units are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume.

Commercial ingredient trade promotion includes attending regional and national trade shows, trade publication advertising and one-on-one marketing. These promotional efforts highlight our processing capabilities, broad product portfolio, product customization and packaging innovation. Additionally, we have established a number of co-branding relationships with commercial ingredient users.

International sales promotion involves granting promotional allowances to Fisher retail customers and distributors in key markets, as well as participation in international trade shows.

Through participation in several trade associations, funding of industry research and sponsorship of educational programs, we support efforts to increase awareness of the health benefits, convenience and versatility of nuts as both a snack and a recipe ingredient among existing and future consumers of nuts.

(vi) Competition

Our nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, Kraft Foods Inc. (Planters brand), Ralcorp Holdings, Inc. (private label brands), Diamond Foods, Inc. (Emerald and Diamond brands) and numerous regional snack food processors. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, distribution model and the fact that we focus on nut and nut related products generally enable us to compete in each of these categories, but there can be no guarantee that our products will continue to be competitive with many of our larger competitors. See Part I, Item 1A — “Risk Factors” below.

(vii) Raw Materials and Supplies

We purchase nuts from domestic and foreign sources. In fiscal 2012, all of our walnuts and almonds were purchased from domestic sources. While we generally purchase our peanuts from domestic sources, the small supply of peanuts harvested in the 2011 crop year in the United States necessitated the purchase of peanuts from Argentina during the latter portion of fiscal 2012. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from Vietnam, India, Brazil and Africa. For fiscal 2012, approximately 35% of the dollar value of our total nut purchases were from foreign sources.

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

We are generally vertically integrated with respect to pecans, peanuts and walnuts and, unlike our major retail competitors who purchase nuts on the open market, we purchase a majority of our pecans, peanuts and walnuts directly from growers. However, there are risks associated with vertical integration such as susceptibility to market declines for pecans, peanuts and walnuts. See Part I, Item 1A — “Risk Factors” below.

We sponsor a seed exchange program under which we provide peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock inshell peanuts at harvest. Approximately 69% of the farmer stock peanuts we purchased in fiscal 2012 were grown from seed provided by us. We also contract for the growing of a limited number of generations of peanut seed to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing. Our peanut seed is not genetically modified.

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

We purchase other inventory items such as roasting oils, seasonings, plastic jars, labels, stand-up bags, composite and clear-plastic cans and other packaging materials from a related party and other third parties. Material costs, including tree nuts, peanuts, other commodities and other inventory items represented approximately 85% of our total cost of sales for both fiscal 2012 and fiscal 2011.

(viii) Trademarks and Patents

We market our products primarily under private labels and brand names, including the Fisher, Orchard Valley Harvest, Sunshine Country and ARMA brand names, which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other foreign jurisdictions. Our trademarks, particularly those related to our brands, are important to our operating segment as they provide our customers with information about the quality of our products. However, registration and use of our trademark, in foreign jurisdictions may be subject to certain risks in addition to other risks generally related to our intellectual property. See Part I, Item 1A — “Risk Factors” below. We also own several patents of various durations. We expect to continue to renew for the foreseeable future those trademarks that are important to our business and expand registration of our trademarks into new jurisdictions. We intend to protect our intellectual property rights vigorously.

(ix) Employees

As of June 28, 2012, we had approximately 1,300 full-time employees, including approximately 160 corporate staff employees. Due to the seasonality of our business, our labor requirements typically peak during the last quarter of the calendar year.

(x) Seasonality

Our business is seasonal. Demand for peanut and tree nut products is highest during the last four months of the calendar year. Peanuts, pecans and walnuts, three of our principal raw materials, are primarily purchased between August and February and are processed throughout the year until the following harvest. As a result of this seasonality, our personnel requirements rise during the last four months of the calendar year. Our working capital requirements generally peak during the third quarter of our fiscal year.

(xi) Backlog

Because the time between order and shipment is usually less than three weeks, we believe that any backlog as of a particular date is not material to an understanding of our business as a whole.

(xii) Operating Hazards and Uninsured Risks

The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of shell fragments, foreign objects, insects, foreign substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. Although we (i) maintain what we believe to be rigid quality control standards and food safety systems and are SQF 2000 Code Level 2 certified, (ii) generally inspect our nut and other food products by visual examination, metal detectors or electronic monitors at various stages of our shelling and processing operations , (iii) work with the United States Department of Agriculture (“USDA”) in its inspection of peanuts shipped to and from our peanut shelling facilities, (iv) maintain environmental pathogen programs, and (v) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products; however, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we strive to select high-quality nut suppliers and currently maintain product liability insurance of $1 million per occurrence, $2 million aggregate and umbrella coverage of up to $50 million. In an effort to mitigate some of the risks of product recalls, we have $5 million coverage for contaminated product insurance.

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

We Cannot Control the Availability or Cost of Raw Materials and this May Have a Material Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition

The availability and cost of raw materials for the production of our products, including peanuts, pecans, almonds, cashews, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond our control, such as weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), plant diseases, other factors affecting global supply, changes in global customer demand, changes in government programs and purchasing behavior of certain countries, including China. Additionally, any determination by the USDA or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents or any future product recalls could reduce the supply of edible nuts and other raw materials used in our products and could cause our costs to increase significantly.

Because these raw materials are commodities, their prices are set by the market and can therefore fluctuate quickly and dramatically due to varied events, such as those described above. Furthermore, we are not able to hedge against changes in commodity prices because no appropriate futures or other market for these commodities exists. Consequently, in order to achieve or maintain profitability levels, there is pressure to increase the prices of our products to reflect the increase in the costs of the raw materials that we use and sell. However, we may not be successful in passing along partial or full price increases to our customers, if at all, and we may not be able to do so in a timely fashion. Our ability to raise prices is often dependent upon the actions of our competitors, some of whom are significantly larger and more diversified than we are. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for, and sales of, our products as customers reduce purchases or substitute products. For example, we experienced a reduction in our sales volume (measured as pounds sold to customers) during fiscal 2012 that we believe was caused primarily by a reduction in demand due to the higher prices of tree nuts and peanuts. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.

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

Significant Private Label Competitive Activity Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Some customer buying decisions are based upon a periodic bidding process in which the single, successful bidder is assured the selling of its selected product to the food retailer, supercenter or mass merchandiser until the next bidding process to the exclusion of other bidders. Our sales volume may decrease significantly if our bid is too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our bid is successful but below our desired price points. In addition, margins could be further reduced if prices rise and we are not able to partially or fully pass on such price increases to customers. Any of these outcomes may materially and adversely affect our financial condition and results of operations.

Our Inability to Manage Successfully the Price Gap Between our Private Label Products and Those of our Branded Competitors May Materially and Adversely Affect Our Results of Operations

Although demand for private label products has increased as a result of past and current economic conditions, our competitors’ branded products have certain advantages over our private label products primarily due to advertising and name recognition. When branded competitors focus on promotion and reduce their prices, the environment for private label products becomes more challenging because the price gaps between private label and branded products can become less meaningful.

At the retail level, private label products generally sell at a discount to those of branded competitors. If branded competitors reduce the price of their products, the price of branded products offered to consumers may approximate the prices of our private label products. Further, promotional activities by branded competitors such as temporary price reductions, buy-one-get-one-free offerings and coupons have the same general effect as price decreases. Price decreases initiated by branded competitors could result in a decline in the demand for our private label products and, consequently, our sales volumes and profitability. Such sales volume and profitability decreases could have a material adverse effect on our results of operations. Similarly, price decreases initiated by branded competitors could require to us to lower our prices for both branded and private label products based on customer pressure. Because private label products generally have smaller margins, any such price decreases would affect our products more than some of our competitors’ branded products. Taken as a whole, any price decreases of our private label products in response to branded product pricing pressures could reduce our profit margins and could materially and adversely affect our results of operations.

In addition, many of our competitors with significant branded operations have more diversified product offerings among a wider variety of food categories than we have. Such competitors could, as a result of their size or diversified offerings, be in a better position to decrease their costs for their branded products or offer better promotions. If competitors are able to exploit their size or diversification to make significant price reductions, it could decrease our sales, which could materially and adversely affect our results of operations.

Changing Consumer Preferences and Demand Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Our financial performance depends in part on our ability to anticipate and offer products to our customers that appeal to their preferences. Consumer preferences, whether for branded products or private label products, can quickly change based on a number of factors beyond our control. If we fail to anticipate, identify or react quickly to these changes and are unable to introduce new and improved products to meet consumer preferences, demand for our products could suffer. In addition, demand for our products could be affected by consumer concerns regarding the health effects of nutrients or ingredients in nut or nut-based products. Reduction in demand as a result of changing consumer preferences could materially and adversely affect our financial condition and results of operations.

We Sometimes Enter Into Fixed Price Commitments Without First Knowing Our Acquisition Costs, Which Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

A substantial portion of our commercial ingredient sales customers, and certain other customers, require us to enter into fixed price commitments with them. Such commitments represented approximately 14% of our annual net sales in fiscal 2012. The commitments are for a fixed period of time, typically one year, but may be extended if remaining balances exist. Sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and the fixed prices are not properly aligned with our acquisition costs, then these fixed price commitments may result in reduced or negative gross profit margins which could have a material adverse effect on our financial condition and results of operations.

Our Generally Vertically Integrated Model Could Materially and Adversely Affect Our Results of Operations

We have a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers. Our generally vertically integrated model has in the past resulted, and may in the future result, in significant losses because we are subject to the various risks associated with purchasing a majority of our pecans, peanuts and walnuts directly from growers, including the risk of purchasing such products from growers at costs that later, due to altered market conditions, prove to be above market prices. Accordingly, because we purchase a majority of our pecans, peanuts and walnuts directly from growers during harvest season and shell and process these nuts throughout our fiscal year, there is a possibility that, after we acquire these nuts, market conditions may change and we will be forced to sell these nuts at a loss which could materially and adversely affect our results of operations.

We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations

We operate in a highly competitive environment. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as Kraft Foods Inc. (Planters brand), Ralcorp Holdings, Inc. (private label brands) and Diamond Foods, Inc. (Emerald and Diamond brands). Our competitors that sell and market the other top branded snack nut products have committed more resources to such brands when compared to the resources spent by us on our brands. Our retail competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing raw pecans, peanuts and walnuts directly from growers at fixed prices that later, due to altered market conditions, prove to be above market prices. We also compete with other shellers in the commercial ingredient market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively, which may lower revenue per unit and cause declines in gross profit margin if we are unable to increase unit volumes as well as reduce our costs, which could materially and adversely affect our financial condition and results of operations.

We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations

We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 56%, 53% and 46% of net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Wal-Mart Stores, Inc. alone accounted for approximately 21%, 20% and 19% of our net sales for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Target Corporation alone accounted for approximately 15%, 12% and 12% of our net sales for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. A loss of one of our largest customers or a material decrease in purchases by one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.

We are Subject to Customer Pricing Pressures Which Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the retail grocery trade continues to consolidate and our retail customers grow larger, become more sophisticated and obtain more purchasing power, our retail customers are demanding lower pricing and increased free or discounted promotional programs. Further, these retail customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions especially under current economic conditions and increased raw material acquisition costs. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages, which include a focus on customer service, innovation, production capacity and quality, and not merely price. Our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products, any of which would materially and adversely affect our gross profit and gross profit margin and would materially and adversely affect our financial condition and results of operations.

Food Safety and Product Contamination Concerns Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

If consumers in our principal markets lose confidence in the safety of nut products, particularly with respect to peanut and tree nut allergies, food borne illnesses or other food safety matters, this could materially and adversely affect our financial condition and results of operations. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of our nut products, including consumption of other companies’ products containing our products as an ingredient. Notwithstanding our existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our products will not be cross-contaminated.

Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters, including food borne illnesses, may discourage consumers from buying our products, cause production and delivery disruptions, or result in product recalls. Product safety issues (i) concerning products not manufactured, distributed or sold by us and (ii) concerning products we manufacture, distribute and sell, may materially and adversely affect demand for products in the nut industry as a whole, including products without actual safety problems. Decreases in demand for products in the industry generally could have a material adverse affect on our financial condition and results of operations. In addition, the cooling system at the Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at the Elgin, Illinois facility could be destroyed, which could have a material adverse effect on our financial condition and results of operations.

Product Liability, Product Recalls and Product Labeling Claims May Have a Material Adverse Effect on Our Results of Operations and Cash Flows

We face risks associated with product liability claims and product recalls in the event: (i) our food safety and quality control procedures are ineffective or fail, (ii) we procure products from third parties that are or become subject to a recall, regardless of whether or not our food safety and quality control procedures are ineffective or fail, (iii) our products cause injury or become adulterated or misbranded or (iv) our products are determined to be promoted or labeled in a misleading fashion. In addition, we do not control the labeling of other companies’ products containing our products as an ingredient. A product recall of a sufficient quantity, a significant product liability judgment against us, or other safety concerns could cause our products to be unavailable for a period of time and could result in a loss of consumer confidence in our products. If these kinds of events were to occur, they could have a material adverse effect on the demand for our products and, consequently, our results of operations and cash flows.

We are Dependent on Certain Key Personnel and the Loss of Any of Their Services Could Have a Material Adverse Effect on Our Results of Operations

Our future success will be largely dependent on the personal efforts of our senior operating management team, including Jeffrey T. Sanfilippo, Chief Executive Officer, Michael J. Valentine, Chief Financial Officer, Group President and Secretary, James A. Valentine, Chief Information Officer and Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary. In addition, our success also depends on the talents of Walter R. Tankersley, Jr., Senior Vice President – Procurement and Commodity Risk Management, Michael G. Cannon, Senior Vice President of Corporate Operations and Robert J. Sarlls, Senior Vice President of International Sales, Strategy and Business Development. We believe that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to our growth and success. Although some of our officers own significant amounts of our Class A Common Stock, these individuals have not entered into any employment or non-compete agreement with us, nor do we have key officer insurance coverage policies in effect. The departure of any of these individuals could have a material adverse effect on our business and prospects and that in turn would have a material adverse effect on our results of operations. Our success is also dependent upon our ability to attract and retain additional qualified personnel, and there can be no assurance that we will be able to do so especially as economic conditions improve.

We are Subject to Government Regulation Which Could Materially and Adversely Affect Our Results of Operations

We are subject to extensive regulation by the United States Food and Drug Administration (“FDA”), the USDA, the United States Environmental Protection Agency (“EPA”) and other state, local and foreign authorities in jurisdictions where our products are manufactured, processed or sold. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, distribution and labeling of our products. Our manufacturing and processing facilities and products are subject to periodic compliance inspections by federal, state, local and foreign authorities. We are also subject to environmental regulations governing the discharge of air emissions, water and food waste, the usage and storage of pesticides, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at our existing facilities as well as our expansion into new operations and jurisdictions, may require us to obtain additional licenses and permits and could require us to adapt or alter methods of operations at costs that could be substantial. Compliance with applicable laws and regulations may be time-consuming, expensive or costly to us in different ways and could materially and adversely affect our results of operations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could materially and adversely affect our results of operations.

Specifically, governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether commodity products are traded, the volume and types of imports and exports, the viability and volume of production of certain of our products, and industry profitability. In addition, international trade disputes can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of our products, restrict our ability to do business in its existing and target markets, and negatively impact our revenues and operating results. Changes in regulatory requirements (such as requirements designed to enhance food safety or marketing), or evolving interpretations of existing regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could materially and adversely affect our results of operations.

Furthermore, we are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including authority for the Secretary of Health and Human Services (“HHS”) to take action to protect the nation’s food supply against the threat of international contamination. The FDA, as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods, (iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. There can be no assurances that the effects of the Bioterrorism Act and the rules enacted thereunder by the FDA, including any potential disruption in our supply of imported nuts, which represented approximately 35% of the dollar value of our total nut purchases in fiscal 2012, will not have a material adverse effect on our results of operations in the future.

On January 4, 2011, the Food Safety Modernization Act (“FSMA”) was signed into law. The FSMA gives the FDA new and expanded authorities over the safety of the national food supply, including increased inspections and mandatory recalls, as well as stricter enforcement actions, each of which could result in additional compliance costs and civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations. The FSMA further instructed the FDA to develop new rules and regulations, including the performance of hazard analyses, implementation of preventive plans to control hazards, and foreign supplier verification provisions. We currently have “hazard analysis and critical control points” (“HACCP”) processes and procedures in place that may appropriately address many of the existing or future concerns arising out of the FSMA; however, any new FDA rules and regulations could require us change certain of our operational processes and procedures, or implement new ones, and there could also be unforeseen issues, requirements and costs that arise as the FDA promulgates its new rules and regulations. HACCP is a management system in which food safety is addressed through the analysis and control of hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product.

We are a publicly traded company and subject to changing rules and regulations of federal and state governments as well as the stock exchange on which our Common Stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC, the Department of Justice and the Nasdaq Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. Failure to comply with any law or regulation could subject us to civil remedies, including fines and injunctions, as well as possible criminal sanctions, which could materially and adversely affect our results of operations.

Operational, Legal, Economic, Political and Social Risks of Doing Business in Emerging Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations

Approximately 35% of the dollar value of our total nut purchases for fiscal 2012 were made from foreign countries. We purchase our cashew inventories from Vietnam, India, Brazil and Africa and some of our pecans from Mexico, which are in many respects emerging markets. We are continually looking to expand our sales internationally and enter new emerging and established markets, which may include markets within Asia. To this extent, we are exposed to risks inherent in emerging markets, including:

•	increased governmental ownership and regulation of the economy;

•	greater likelihood of inflation and adverse economic conditions;

•	governmental attempts to reduce inflation, such as imposition of higher interest rates and wage and price controls;

•	supply reduction in the United States from increased demand in foreign countries;

•	international competition;

•	compliance with, and subjection to, international laws, including our ability to protect our intellectual property, such as our brands;

•	compliance with U.S. laws and regulations related to conduct in foreign countries, such as the Foreign Corrupt Practices Act;

•	foreign exchange rates;

•	potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse;

•	tariffs, duties, trade laws and other barriers to trade that may reduce our profitability or sales; and

•	civil unrest and significant political instability.

The existence of these and other risks in emerging markets and other foreign countries could jeopardize or limit our ability to purchase sufficient supplies of cashews and other imported raw materials and limit our ability to make international sales, and may materially and adversely affect our results of operations by increasing the costs of doing business overseas or limiting our international sales.

The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations

We acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The bulk-stored nut inventories at June 28, 2012 were all processed during the first quarter of fiscal 2013, before any new crop inventories were purchased, thus enabling us to adjust the bulk-stored nut inventories at June 28, 2012. There can be no assurance that such inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.

Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company, Which May Make a Takeover or Change in Control More or Less Difficult; and The Sanfilippo Group Has Pledged a Substantial Amount of their Class A Common Stock, Either of Which Could Materially and Adversely Affect Our Financial Condition, Results of Operations and Cash Flows

As of August 30, 2012, Jasper B. Sanfilippo, Marian Sanfilippo, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 51.9% voting interest in the Company. As of August 30, 2012, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 24.3% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group are entitled to elect six Class A Directors which represents 66% of the entire board. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause a change in control or sale of the Company which may or may not be in the best interests of the other holders of Common Stock, and can take other actions that may be less favorable to our other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

In addition, certain members of the Sanfilippo Group that beneficially own a significant interest in the Company have pledged a substantial portion of their Class A Stock to secure loans made to them by commercial banks. If a stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to convert the Class A Stock into Common Stock and sell the foreclosed shares. Such a sale could increase the number of shares of Common Stock outstanding and potentially cause our Common Stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Because these shares are pledged to secure private loans, the occurrence of an event of default could result in a sale of pledged shares that could cause a change of control of the Company, even when such a change may not be in the best interests of our stockholders, and it could also result in a default under certain material contracts to which we are a party, including an event of default under the Credit Agreement by and among the Company, Wells Fargo Capital Finance, (f/k/a Wells Fargo Foothill, LLC), as the arranger and administrative agent and a syndicate of lenders, dated February 7, 2008 (as amended, the “Credit Facility”), which could materially and adversely affect our financial condition, results of operations and cash flows.

We May Incur Material Losses as a Licensed Nut Warehouse Operator under the United States Warehouse Act Which Could Materially and Adversely Affect Our Results of Operations

We store a large amount of peanut inventory on behalf of the United States government at various facilities. As a licensed USDA Nut Warehouse Operator, we are responsible for delivering the loan value of the peanut inventory in our possession as represented on the warehouse receipt on demand. Because the inventory may be stored at our facilities for a significant period of time, the peanut inventory may decrease in value as a result of a decline in the quality of the peanut inventory or shrinkage in the peanut inventory. We are responsible for reimbursing the United States government for any such decline in value associated with quality issues or shrinkage in excess of an allowable amount that arise during our custody of such inventory. Accordingly, a decline in the value of the peanut inventory stored at our facilities for these circumstances could materially and adversely affect our results of operations.

Essentially all of Our Real Property is Encumbered, Which Could Materially and Adversely Affect Our Ability to Obtain Additional Capital if Required Which Could Materially and Adversely Affect Our Financial Condition, Results of Operations and Cash Flows

Our financing arrangements include a mortgage facility, which is secured by essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina. Because essentially all of our owned real property is encumbered, such properties are not available as a means of securing further capital in the event that additional capital is required because of unexpected events, losses or other circumstances, which could materially and adversely affect our financial condition, results of operations and cash flows.

General Economic Conditions Could Materially and Adversely Affect Our Financial Condition and Results of Operations

General economic conditions and the effects of a recession, including uncertainty in economic conditions and an economic downturn, and political uncertainties, including political action or inaction having an impact on the economy, could have a material adverse effect on our cash flow from operations, results of operations and financial condition. These conditions may include, among other things, higher unemployment, increased commodity costs, increased raw material costs, increased packaging material prices, decreases or alterations in consumer demand, changes in buying patterns, a weakened U.S. dollar and higher general energy, transportation and fuel costs. Maintaining the prices of our products, initiating price increases (including passing along price increases for commodities used in our products) and increasing the demand for our products, all of which are important to our plans to increase profitability, may be materially and adversely affected by general economic conditions. Among other considerations, nuts and our other products are not essential products and therefore demand and sales volume could decrease. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

Litigation Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We have been the subject of litigation and investigations in the past, and we may become the subject of litigation and investigations in the future. Plaintiffs or regulatory bodies could seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to lawsuits and investigations is difficult to accurately estimate. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation and investigations may be expensive to defend and may divert time and money away from our operations and negatively impact our financial performance. A judgment or settlement for significant monetary damages or requiring other significant changes to our business or assets could materially and adversely affect our financial condition and results of operations. Any adverse publicity resulting from allegations or investigations may also adversely affect our reputation, which in turn could materially and adversely affect our financial condition and results of operations.

Unsuccessful Implementation of Our Strategic Plan or Other Efficiency Measures Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We developed a five-year strategic plan (the “Strategic Plan”) during fiscal 2009 to help us achieve long-term profitable growth. As part of this Strategic Plan, we have taken a number of actions including, among other things, the acquisition of OVH and promotion of the Fisher brand in order to increase certain of our value-added consumer product lines. There are no assurances that we will be successful in achieving any portion of our Strategic Plan, or any other efficiency measures, including, among other things, utilizing our excess capacity at our various facilities and diversifying our products beyond nut and nut-based products. Inability to successfully implement our Strategic Plan or other efficiency measures could materially and adversely affect our financial condition and results of operations.

Technology Disruptions or Failures Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We depend on information technology to maintain and streamline our operations, including, among other things, (i) interfacing with our locations, customers and suppliers, (ii) complying with financial reporting, legal and tax regulatory requirements, (iii) maintaining inventory control and monitoring systems and (iv) providing us with real-time feedback about our business. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. We have technology security initiatives and disaster recovery plans in place or in process to mitigate our risk to these vulnerabilities, but these measures may not be adequate. While we have not experienced any significant disruption or failure of our information technology systems, any such disruption or failure could adversely affect our financial condition and results of operations.

Inability to Protect Our Intellectual Property or Avoid Intellectual Property Disputes Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We consider our intellectual property rights, particularly and most notably our brand trademarks (such as our Fisher, Orchard Valley Harvest and Sunshine Country trademarks), but also our patents, trade secrets, copyrights and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements, third party nondisclosure and assignment agreements and policing of third party misuses of our intellectual property both domestically and internationally. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our technology, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially and adversely affect our financial condition and results of operations.

In addition, we may be unaware of intellectual property rights of others that may cover some of our technology, brands or products. Any disputes regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Third party claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain products if found to be liable for infringing activity. Any such activities could materially and adversely affect our financial condition and results of operations.

Unsuccessful Integration of Previous or Future Acquisitions or Joint Ventures or the Inability to Identify New Acquisitions or Joint Ventures Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We have in the past, and intend in the future, as part of our Strategic Plan, to grow through strategic acquisitions and joint ventures. However, due to our size, we may be unable to identify and consummate additional acquisitions or joint ventures which are attractive or advantageous to grow or otherwise supplement our existing business. Inability to either identify or consummate additional acquisitions or joint ventures could materially and adversely affect our financial condition and results of operations.

In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from previous or future acquisitions or joint ventures or other anticipated benefits in the timeframe we anticipate, or at all. Moreover, any acquired product lines or businesses may require a greater amount of trade, promotional and capital spending than we anticipate. Acquisitions and joint ventures involve numerous risks, including, but not limited to, difficulties in the integration of, or cooperation with, the operations, technologies, services and products of the acquired or partner companies, personnel turnover and the diversion of our management’s attention from other business concerns. Any inability to realize the anticipated benefits from these acquisitions or joint ventures in the time frame we anticipate or our inability to manage the other risks associated with acquisitions or joint ventures could materially and adversely affect our financial condition and results of operations.

Moreover, future acquisitions or joint ventures by us could result in our incurring substantial additional indebtedness, being exposed to potential contingent or affiliated liabilities or incurring the impairment of goodwill and other intangible assets, all of which could materially and adversely affect our financial condition and results of operations.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

We own or lease five principal production facilities. Our primary processing and distribution facility along with our headquarters is located at our facility in Elgin, Illinois that houses our primary manufacturing operations and corporate headquarters (the “Elgin Site”). The remaining principal production facilities are located in Bainbridge, Georgia, Garysburg, North Carolina, Selma, Texas and Gustine, California. In addition, we operate an outlet store out of the Elgin Site, and own one retail store in the Chicago area.

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

a. Principal Facilities

The following table provides certain information regarding our principal facilities:(1)

Location	Square Footage	Type of Interest	Description of Principal Use	Date Company Constructed, Acquired or First Occupied
Bainbridge, Georgia(2)	245,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987
Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1994
Selma, Texas(3)	300,000	Leased	Pecan shelling, processing, bulk packaging, warehousing and distribution	1992
Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993
Elgin, Illinois(4) (Elgin Office Building)	400,000	Owned	Rental Property	2005
Elgin, Illinois(5) (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

(1)	In addition to the properties listed in the table, we own land in Elgin, Illinois, which we originally anticipated using in connection with our facility consolidation project (the “Old Elgin Site”). For a description of the Old Elgin Site, including its potential sale, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Real Estate Matters”.
(2)	The Bainbridge facility is subject to a mortgage and deed of trust securing $3.3 million (excluding accrued and unpaid interest) in industrial development bonds. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
(3)	The sale of the Selma properties to related party partnerships was consummated during the first quarter of fiscal 2007. See Note 1 to the Consolidated Financial Statements — “Property, Plant and Equipment”.
(4)	The Elgin Office Building (part of the Elgin Site) was acquired in April 2005. Approximately 25% of the Elgin Office Building is currently being leased to unrelated third parties. The remaining portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will likely be necessary to lease the remaining space.
(5)	The Elgin Warehouse Building (part of the Elgin Site) was acquired in April 2005 and was modified to our specifications. The Elgin Warehouse Building is the home of our corporate headquarters, Chicago area processing activities and Chicago area distribution operations.

b. Manufacturing Capability, Utilization, Technology and Engineering

Our principal production facilities are equipped with modern processing and packaging machinery and equipment.

The Elgin Site was designed to our specifications with what we believe to be state-of-the-art equipment. The layout is designed to efficiently move products from raw storage to processing to packaging to distribution. The Elgin Site was designed to minimize the risk of cross contamination between tree nuts and peanuts. Also, the Elgin Site is designed to accommodate an increase in production capacity of 25% to 40%.

The Selma facility contains our automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. For fiscal 2012, we processed approximately 38 million inshell pounds of pecans at the Selma facility.

The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2012, the Bainbridge facility shelled approximately 47 million inshell pounds of peanuts.

The Garysburg facility has the capacity to process approximately 60 million inshell pounds of farmer stock peanuts annually. For fiscal 2012, the Garysburg facility processed approximately 19 million pounds of inshell peanuts.

The Gustine facility is used for walnut shelling, processing, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. For fiscal 2012, the Gustine facility shelled approximately 34 million inshell pounds of walnuts.

Our Bainbridge, Garysburg, Selma, and Gustine facilities shell and process peanuts, shell pecans and shell walnuts, respectively. The annual utilization rates for these activities at each facility is outlined above. These utilization rates at our shelling facilities have fallen in recent years, due in part to a strategic decision to reduce commodity risk and in part to lower export demand. In addition, the Bainbridge, Garysburg, Selma, and Gustine facilities are equipped to handle the processing, packaging, warehousing and distribution, and in the case of our Bainbridge and Garysburg facilities, the purchasing of nuts. Furthermore, at our Elgin Site, we process, package, warehouse and distribute nuts. We currently have more than sufficient capacity at our facilities to handle the aforementioned operations.

Item 3 — Legal Proceedings

We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition, results of operation or cash flows.

For a discussion of our legal proceedings, investigations, settlements and other contingencies, see “Note 8—Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 4 — Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on October 30, 2012:

Jeffrey T. Sanfilippo, Chief Executive Officer, age 49 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999.

Michael J. Valentine, Chief Financial Officer, Group President and Secretary, age 53 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. He has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include peanut, imported nut and other ingredient procurement and contract packaging business.

Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary, age 44 — Mr. Sanfilippo has been employed by us since 1992. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our non-peanut shelling operations, including plant operations and procurement.

James A. Valentine, Chief Information Officer, age 48 — Mr. Valentine has been employed by us since 1986 and in November 2006 was named our Chief Information Officer. He served as our Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000.

Michael G. Cannon, Senior Vice President, Corporate Operations, age 59 — Mr. Cannon joined us in October 2005 as Senior Vice President of Operations. Previously, he was Vice President of Operations at Sugar Foods Corp., a manufacturer and distributor of food products, from 1995 to October 2005. Mr. Cannon is responsible for the production operations for all of our facilities.

Thomas J. Fordonski, Senior Vice President, Human Resources, age 59 — Mr. Fordonski joined us in August, 2007 as Vice President of Human Resources and was promoted to Senior Vice President of Human Resources in January 2010. Previously, he was Director of Human Resources for Continental AG, a German-based global manufacturer of electronic automotive equipment. Prior to that, Mr. Fordonski was at Motorola, Incorporated for 25 years, with his career culminating as the Director of Human Resources for the global supply chain in the messaging and cellular communications business. He is responsible for leading the human resources activities and functions.

Robert J. Sarlls, Senior Vice President, International Sales, Strategy and Business Development, age 49 — Mr. Sarlls joined us in May 2009 as Vice President of Strategy and Business Development and was promoted to Senior Vice President of Consumer Sales, Strategy and Business Development in January 2010. In November 2011 Mr. Sarlls’ senior leadership responsibilities were assigned to our export distribution channel. Previously, Mr. Sarlls was a Director at RBC Capital Markets, the investment banking arm of the Royal Bank of Canada. Prior to that, he was a Member of Strategic Food Capital Partners, a firm which provided food industry focused advisory services to the private equity community. Prior to that, Mr. Sarlls was a Vice President with Rabobank International, a global leader in providing financing and advisory services to the food and agribusiness industry, for eight years, where he focused on domestic and international mergers & acquisitions. Mr. Sarlls is responsible for refining and executing our business strategies and spearheading new international business opportunities.

Walter (Bobby) Tankersley Jr., Senior Vice President, Procurement and Commodity Risk Management, age 60 — Mr. Tankersley has been employed by us since January 2002 and was named Senior Vice President of Procurement and Commodity Risk Management in January 2011. Previously, Mr. Tankersley was Senior Vice President of Industrial Sales. He has over 30 years of experience in the nut industry where he was previously Vice President of Sales & Marketing at the Young Pecan Company and Director of Industrial Sales at the Mauna Loa Macadamia Nut Company. Mr. Tankersley is responsible for procurement of almonds, walnuts, macadamias and pistachios as well as providing commodity analysis, crop forecasts, and consumption trend analysis for various nut commodities.

Frank S. Pellegrino, Senior Vice President, Finance and Corporate Controller, age 38 — Mr. Pellegrino joined us in January 2007 as Director of Accounting and was appointed Corporate Controller in September 2007. In January 2009, he was named Vice President Finance and Corporate Controller. In August 2012, he was promoted to Senior Vice President, Finance. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor, from June 2003 to January 2007. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP, where he was employed from 1996 to 2003. Mr. Pellegrino is responsible for our accounting and finance functions.

Christopher Gardier, Senior Vice President, Consumer Sales, age 52 — Mr. Gardier joined us in May 2010 as Vice President, Consumer Sales. In August 2012, Mr. Gardier was promoted to Senior Vice President, Consumer Sales. Previously, Mr. Gardier was the Vice President Sales for the Snacks Division at The Hain Celestial Group, where he led a national sales team of eight regional managers selling natural and organic salty snack brands. Prior to that, Mr. Gardier was a Customer Vice President, Central Region at Pepperidge Farm for six years, where he led a team of independent biscuit and bakery distributors covering 13 Midwestern states. Prior to that, Mr. Gardier was a Director of National Accounts at Frito Lay for almost five years, where he led a sales and operations team responsible for the mass merchandising channel. Mr. Gardier is responsible for leading our Consumer Sales efforts, including our Fisher and Orchard Valley Harvest brands.

RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS

Jasper B. Sanfilippo, a director and former Chairman of the Board of the Company, is (i) the father of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, executive officers and directors of the Company, (ii) the brother-in-law of Mathias A. Valentine, a director of the Company and (iii) the uncle of Michael J. Valentine, an executive officer and a director of the Company and James A. Valentine, an executive officer of the Company.

Mathias A. Valentine, a director of the Company, is (i) the father of Michael J. Valentine, an executive officer and director of the Company, and James A. Valentine, an executive officer of the Company, (ii) the brother-in-law of Jasper B. Sanfilippo, a director of the Company and (iii) the uncle of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, executive officers and directors of the Company.

Michael J. Valentine, Chief Financial Officer, Group President and Secretary and a director of the Company, is (i) the son of Mathias A. Valentine, (ii) the brother of James A. Valentine, (iii) the nephew of Jasper B. Sanfilippo and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo.

Jeffrey T. Sanfilippo, Chief Executive Officer and a director of the Company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jasper B. Sanfilippo, Jr., (iii) the nephew of Mathias A. Valentine and (iv) the cousin of Michael J. Valentine and James A. Valentine.

Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and a director of the Company, is (i) the son of Jasper B. Sanfilippo, (ii) the brother of Jeffrey T. Sanfilippo, (iii) the nephew of Mathias A. Valentine and (iv) the cousin of Michael J. Valentine and James A. Valentine.

James A. Valentine, Chief Information Officer, is (i) the son of Mathias A. Valentine, (ii) the brother of Michael J Valentine, (iii) the nephew of Jasper B. Sanfilippo and (iv) the cousin of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo.

Timothy R. Donovan, a director of the Company, is (i) a nephew by marriage of Jasper B. Sanfilippo and Mathias A. Valentine, directors of the Company and (ii) the first cousin by marriage of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, Michael J. Valentine and James A. Valentine, executive officers and certain of whom are also directors of the Company.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

We have two classes of stock: Class A Stock and Common Stock. The holders of Common Stock are entitled to elect 25% of the total members of the Board of Directors, rounded up to the nearest whole number, and the holders of Class A Stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, the holders of Common Stock are entitled to one vote per share while the holders of Class A Stock are entitled to ten votes per share. Our Class A Stock is not registered under the Securities Act of 1933 and there is no established public trading market for the Class A Stock. However, each share of Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in our Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

Our Common Stock is quoted on the NASDAQ Global Market and our trading symbol is “JBSS”. The following tables set forth, for the quarters indicated, the high and low reported sales prices for the Common Stock as reported on the NASDAQ Global Market.

	Price Range of Common Stock
Year Ended June 28, 2012	High	Low
4th Quarter	$17.10	$12.47
3rd Quarter	$12.55	$7.24
2nd Quarter	$8.90	$7.16
1st Quarter	$9.15	$6.28

	Price Range of Common Stock
Year Ended June 30, 2011	High	Low
4th Quarter	$12.50	$7.60
3rd Quarter	$12.90	$11.14
2nd Quarter	$15.19	$11.65
1st Quarter	$16.20	$12.00

As of August 24, 2012, there were 61 holders and 17 holders of record of our Common Stock and Class A Stock, respectively.

Under our Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on our common equity. However, our current financing agreements prohibit the payment of dividends other than in the form of Common Stock. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Arrangements.” Our Board of Directors has not declared dividends since 1995.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings of Jasper B. Sanfilippo or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are our executive officers or who have formed a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with either Jasper B. Sanfilippo or Mathias A. Valentine) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2012 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans

The following table sets forth information as of June 28, 2012, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by stockholders – stock options	205,500	$13.38	724,834	(1)
Equity compensation plans approved by stockholders – restricted stock units	220,500	—	238,834	(1)
Equity compensation plans not approved by stockholders	—	—	—

(1)	Under our 2008 Equity Incentive Plan, as amended, a total of 724,834 equity based stock awards are available for distribution, 238,834 of which may be used for grants of Common Stock, restricted stock and restricted stock units.

Item 6 — Selected Financial Data

The following historical consolidated financial data as of and for the years ended June 28, 2012, June 30, 2011, June 24, 2010, June 25, 2009 and June 26, 2008 were derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations. OVH results are included from May 21, 2010, the acquisition date.

Consolidated Statement of Comprehensive Income Data: (dollars in thousands, except per share data)

	Year Ended
	June 28, 2012	June 30, 2011	June 24, 2010	June 25, 2009	June 26, 2008
Net sales	$700,575	$674,212	$561,633	$553,846	$541,771
Cost of sales	593,521	590,021	466,847	481,447	475,538

Gross profit	107,054	84,191	94,786	72,399	66,233
Selling and administrative expenses	74,081	68,273	65,114	57,150	53,797
Restructuring expenses, net	—	—	—	(332)	1,765
Goodwill impairment loss	—	5,662	—	—	—

Income from operations	32,973	10,256	29,672	15,581	10,671
Interest expense	(5,364)	(6,444)	(5,653)	(7,646)	(10,502)
Debt extinguishment costs	—	—	—	—	(6,737)
Rental and miscellaneous expense, net	(1,388)	(1,026)	(1,147)	(1,277)	(286)

Income (loss) before income taxes	26,221	2,786	22,872	6,658	(6,854)
Income tax expense (benefit)	9,099	(49)	8,447	(259)	(897)

Net income (loss)	$17,122	$2,835	$14,425	$6,917	$(5,957)

Basic earnings (loss) per common share	$1.60	$0.27	$1.36	$0.65	$(0.56)
Diluted earnings (loss) per common share	$1.58	$0.26	$1.34	$0.65	$(0.56)

Consolidated Balance Sheet Data: (dollars in thousands)

	June 28, 2012	June 30, 2011	June 24, 2010	June 25, 2009	June 26, 2008
Working capital	$87,110	$65,337	$49,149	$52,701	$42,863
Total assets	371,727	351,788	358,281	322,699	350,784
Long-term debt, less current maturities	36,206	42,430	42,680	49,016	52,356
Total debt	94,778	101,224	98,666	93,938	132,555
Stockholders’ equity	201,013	183,707	179,894	165,499	158,372

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the year ended June 30, 2011 consisted of fifty-three weeks, as our fourth quarter consisted of fourteen weeks. Where applicable, we present material changes which result from the additional week in the fiscal 2011 period. References herein to fiscal 2013 are to the fiscal year ending June 27, 2013. References herein to fiscal 2012 are to the fiscal year ended June 28, 2012. References herein to fiscal 2011 are to the fiscal year ended June 30, 2011. References herein to fiscal 2010 are to the fiscal year ended June 24, 2010. As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “the Company” refer collectively to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBSS Properties, LLC. Our Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private labels and under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, natural snacks and trail mixes, sunflower seeds, dried fruit, corn snacks, sesame sticks and other sesame snack products under private labels and brand names. We distribute our products in the consumer, commercial ingredients, contract packaging and export distribution channels.

We developed a five-year strategic plan (the “Strategic Plan”) during fiscal 2009 to help us achieve long-term profitable growth. Our long-term goals include (i) attaining recognition by global retailers, food service providers and consumers as a world class nut partner, (ii) attaining recognition as a high quality, well-run food business that utilizes our vast industry knowledge and innovation to achieve high growth and profitability, (iii) meeting the demands of nut consumers throughout the world, (iv) profitably increasing our market share in private label brands by using innovation valued by our customers, (v) substantially increasing our presence in the commercial ingredients distribution channel, (vi) providing the best total solution to retailers by increasing our presence beyond the traditional nut aisles of stores, (vii) utilizing our Fisher brand name recognition as a foundation for targeted sustained growth via value-added snack and baking products, and (viii) utilizing acquisitions, joint ventures and/or strategic alliances as they present themselves to grow our business and expand into new target markets. We have executed portions of this strategy throughout fiscal 2012, including an increase in private label sales to a major customer, a renewed focus on our branded business, and continuing our integration of certain assets of Orchard Valley Harvest, Inc. into our existing operations which provides us with a significant presence in the produce section of retail supermarkets. Additionally, recent data indicates that our Fisher brand market share in baking nuts has increased significantly.

We face a number of challenges in the future. Specific challenges, among others, include: high tree nut commodity costs (including as a result of increased demand for pecans and walnuts in China), intensified competition for market share from both private label and branded nut products and executing our Strategic Plan. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our Elgin Site. We expect to continue to be able to devote more funds in fiscal 2013 and beyond to promote and advertise our Fisher brand and to develop new products for our branded and private label businesses. However, these efforts have proved to be challenging because, among other things, consumer preferences in snack nuts have shifted towards lower-priced private label products from higher-priced branded products as a result of economic conditions. Although such consumer preferences benefited our private label product sales, the profit margins for private label products are typically lower than they are for branded products. We are encouraged by the increase in market share for our Fisher brand baking nuts, and we expect to continue to emphasize this portion of our branded business. Additionally, the continued high costs of tree nuts may cause consumer preferences to switch to other food products. Drought conditions experienced in much of the United States in 2012 did not have a significant effect on the production of tree nuts and peanuts. Consequently, the cost increases anticipated for these other food products could potentially increase the demand for our nut products. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part I, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

Annual Highlights

Our net sales for fiscal 2012 increased by $26.4 million, or 3.9%, to $700.6 million from net sales of $674.2 million for fiscal 2011. Fiscal 2011, a fifty-three week year, included the impact from an additional week of net sales of approximately $12.6 million.

Gross profit increased by $22.9 million and our gross profit margin, as a percentage of net sales, increased to 15.3% from 12.5% for fiscal 2011.

Total operating expenses for fiscal 2012 increased by $0.1 million from fiscal 2011. Operating expenses for fiscal 2011 included $5.7 million for goodwill impairment.

The total value of inventories on hand at the end of fiscal 2012 increased by $17.4 million, or 13.5%, in comparison to the total value of inventories on hand at the end of fiscal 2011.

Nut acquisition costs remain at levels that are significantly higher than historical averages for most tree nuts and peanuts. We successfully implemented cashew product price increases during the second quarter of fiscal 2012 in response to higher cashew acquisition costs during the first quarter of fiscal 2012. As we anticipated, walnut commodity prices continued to increase during the third quarter of fiscal 2012. While we completed our procurement of the current year crop of inshell walnuts during the second quarter of fiscal 2012, the total payments to our walnut growers were not determined until the third quarter of fiscal 2012, which is typical. The final prices paid to the walnut growers were based upon current market prices and other factors, such as crop quality. A final payment of less than $0.1 million remains to be paid to walnut growers as of June 28, 2012 and is not subject to revision.

Peanut market prices for the 2011 crop have increased over 100% in comparison to peanut market prices for the 2010 crop. This significant increase in peanut market prices was due to reduced acreage, reduced yields caused by drought conditions in the majority of the peanut growing areas in the United States and the poor quality of the 2010 crop carryover stocks. As a peanut sheller, we leveraged our longstanding relationships with our peanut farmers so that sufficient peanut acreage was planted to meet the majority of our peanut requirements. Additionally, because we entered into forward purchase contracts with our peanut farmers prior to planting in February and March of 2011 and fixed our purchase costs at that time, we were therefore able to avoid a considerable portion of the year-over-year peanut market price increase. The reduced supply of domestic peanuts required us to purchase peanuts from Argentina during the latter portion of fiscal 2012. We anticipate that peanut prices for the 2012 crop will decrease compared to prices for the 2011 crop since the major domestic peanut growing areas are not experiencing drought conditions, and planted acreage increased significantly. We anticipate that consumer demand for peanuts will return to historical levels as peanut prices decline.

Results of Operations

The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2011 to fiscal 2012 and from fiscal 2010 to fiscal 2011.

	Percentage of Net Sales			Percentage Increase/(Decrease)
	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2012 vs. 2011	Fiscal 2011 vs. 2010
Net sales	100.0%	100.0%	100.0%	3.9%	20.0%
Gross profit	15.3	12.5	16.9	27.2	(11.2)
Selling expenses	6.4	6.6	7.2	1.7	9.5
Administrative expenses	4.1	3.5	4.4	21.2	(2.8)

Fiscal 2012 Compared to Fiscal 2011

Net Sales.

Our net sales increased 3.9% to $700.6 million for fiscal 2012 from $674.2 million for fiscal 2011. Sales volume (measured as pounds sold to customers) decreased by 8.7% for fiscal 2012 in comparison to sales volume for fiscal 2011. The comparisons for both net sales and sales volume are affected by fiscal 2011 containing one extra week than fiscal 2012. Approximately 21% of the sales volume decrease in the yearly comparison was attributable to the additional week in fiscal 2011. The increase in net sales was primarily attributable to price increases implemented in response to rising tree nut and peanut acquisition costs. The decline in sales volume was mainly attributable to the unfavorable impact of high cashew, pecan, walnut, mixed nut and peanut prices on consumer demand.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2012	Fiscal 2011
Consumer	$418,699	$414,486
Commercial Ingredients	176,611	160,817
Contract Packaging	70,388	64,025
Export	34,877	34,884

Total	$700,575	$674,212

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

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2012	Fiscal 2011
Peanuts	17.6%	16.2%
Pecans	17.9	18.8
Cashews & Mixed Nuts	20.3	21.0
Walnuts	12.2	12.0
Almonds	14.7	13.8
Other	17.3	18.2

Total	100.0%	100.0%

For both fiscal 2012 and fiscal 2011, the largest component of the “Other” product type was trail and snack mixes which include nut products.

Net sales in the consumer distribution channel increased by 1.0% in dollars, but decreased 12.7% in sales volume in fiscal 2012 compared to fiscal 2011. Private label consumer sales volume decreased by 10.3% in fiscal 2012 compared to fiscal 2011 due primarily to the loss of low margin business at two customers who elected not to accept price increases. Fisher brand sales volume decreased by 17.5% in fiscal 2012 compared to fiscal 2011, primarily due to decreases in Fisher baking and snack nut business. However, recent market data has indicated that Fisher baking nuts have gained significant market share in the overall baking nut category. Sales volume for both private label and branded nut products were negatively affected by a decrease in consumer demand for nuts and nut products due to higher selling prices caused by higher commodity acquisition costs. Sales volume, as measured in pounds sold to customers, also decreased due to the extra week in fiscal 2011 and a reduction in individual package sizes to lessen the impact of price increases.

Net sales in the commercial ingredients distribution channel increased by 9.8% in dollars, but decreased 2.3% in sales volume in fiscal 2012 compared fiscal 2011. In addition to the effect of the extra week in fiscal 2011, the sales volume decrease was primarily due to lower pecan and walnut sales mainly from a limited supply of pecans and walnuts available for the commercial ingredients distribution channel, offset partially by both higher almond butter sales to a food manufacturer and higher peanut butter sales.

Net sales in the contract packaging distribution channel increased by 9.9% in dollars and 2.8% in sales volume in fiscal 2012 compared to fiscal 2011 notwithstanding the extra week in fiscal 2011. The sales volume increase was primarily due to providing new roasting services to an existing customer during fiscal 2012.

Net sales in the export distribution channel were virtually unchanged in dollars and decreased 18.1% in sales volume in fiscal 2012 compared to fiscal 2011. The decrease in sales volume was due primarily to the loss of low margin business at a major export retail customer who elected not to accept price increases, a limited supply of walnuts available for the export distribution channel and the effect of the extra week in fiscal 2011.

Gross Profit.

Gross profit increased 27.2% to $107.1 million in fiscal 2012 from $84.2 million in fiscal 2011. Our gross profit margin, as a percentage of net sales, increased to 15.3% for fiscal 2012 from 12.5% for fiscal 2011. The increases in gross profit and gross profit margin are primarily due to improved alignment of selling prices with commodity acquisition costs of tree nuts in fiscal 2012 compared to fiscal 2011. We also incurred $0.8 million in moving expenses in relocating OVH’s operations to our locations in Gustine, California and Elgin, Illinois in fiscal 2011. This relocation has resulted in additional manufacturing efficiencies during fiscal 2012.

Operating Expenses.

Selling and administrative expenses for fiscal 2012 increased to 10.6% of net sales from 10.1% of net sales for fiscal 2011. Selling expenses for fiscal 2012 were $45.1 million, an increase of $0.7 million, or 1.7%, over the amount recorded for fiscal 2011 due primarily to (i) a $3.1 million increase in incentive compensation expense, $0.7 million of which relates to the estimated forfeiture in fiscal 2011 of amounts previously accrued for incentive compensation during fiscal 2010 and (ii) a $1.1 million increase in marketing and promotional expenses. This increase in selling expenses for fiscal 2012 was partially offset by (i) a $2.1 million decrease in freight expense due to lower sales volume and a change in customer mix and (ii) a $0.9 million decrease in broker commissions due primarily to a change in customer mix. Administrative expenses for fiscal 2012 were $29.0 million, an increase of $5.1 million, or 21.2%, from the amount recorded for fiscal 2011 due primarily to (i) a $6.6 million increase in incentive compensation expense, $1.6 million of which relates to the estimated forfeiture in fiscal 2011 of amounts previously accrued for incentive compensation during fiscal 2010, (ii) a $0.8 increase in OVH related amortization expense and (iii) a $1.1 million settlement benefit related to the fiscal 2009 pistachio recall recognized during fiscal 2011. This increase in administrative expenses was partially offset by (i) $1.7 million of fair value adjustment recorded within administrative expense in fiscal 2011 related to the OVH earn-out liability, (ii) $2.0 million of litigation accruals recorded during fiscal 2011 and (iii) a $0.7 million write down of machinery and equipment related to the OVH relocation from Modesto, CA during fiscal 2011, none of which recurred in 2012. Also, operating expenses for fiscal 2011 included goodwill impairment of $5.7 million related to the OVH acquisition.

Income from Operations.

Due to the factors discussed above, our income from our operations was $33.0 million, or 4.7% of net sales, for fiscal 2012, compared to $10.3 million, or 1.5% of net sales, for fiscal 2011.

Interest Expense.

Interest expense was $5.4 million for fiscal 2012 compared to $6.4 million for fiscal 2011. The decrease in interest expense was due primarily to lower average short-term borrowings and lower average interest rates on our short-term borrowings.

Rental and Miscellaneous Expense, Net.

Net rental and miscellaneous expense was $1.4 million for fiscal 2012 compared to $1.0 million for fiscal 2011.

Income Tax Expense (Benefit).

Income tax expense was $9.1 million, or 34.7% of income before income taxes, for fiscal 2012 compared to income tax benefit of ($0.05) million, or (1.8%) of income before income taxes for fiscal 2011. The impact of the rate reconciling items for fiscal 2011 is greater than fiscal 2012 primarily because income before income taxes was lower in fiscal year 2011. The 2011 effective tax rate was impacted by the following: (i) $0.5 million favorable impact of state tax benefits due to favorable resolution of state tax audit, expected utilization of state investment tax credits, state tax rate changes and other tax provision adjustments; (ii) $0.2 million favorable impact due to recognizing current year research and development credit and reinstatement of the prior year credit; (iii) $0.3 million favorable impact related to the domestic producers deduction which increased to 9% in 2011 from 6% in 2010; and (iv) $0.1 million favorable impact due to a lower level of current year federal taxable income which is taxed at 34%.

Consequently, we recognized a $0.05 million income tax benefit for fiscal 2011 despite reporting income before income taxes of $2.8 million.

Net Income.

Net income was $17.1 million, or $1.60 basic and $1.58 diluted per common share, for fiscal 2012, compared to $2.8 million, or $0.27 basic and $0.26 diluted per common share, for fiscal 2011, due to the factors discussed above.

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

The following table shows a comparison of sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2011	Fiscal 2010
Consumer	$414,486	$331,509
Commercial Ingredients	160,817	141,441
Contract Packaging	64,025	52,332
Export	34,884	36,351

Total	$674,212	$561,633

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

Net sales in the commercial ingredients distribution channel increased by 13.7% in dollars, but decreased 6.4% in sales volume in fiscal 2011 compared fiscal 2010. The sales volume decrease was primarily due to lower pecan and walnut sales resulting mainly from a limited supply of pecans and walnuts available for the commercial ingredients distribution channel and lower peanut sales to other peanut processors. These decreases were partially offset by higher peanut butter sales.

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

Operating Expenses.

Selling and administrative expenses for fiscal 2011 decreased to 10.1% of net sales from 11.6% of net sales for fiscal 2010. Selling expenses for fiscal 2011 were $44.3 million, an increase of $3.9 million, or 9.5%, over the amount recorded for fiscal 2010. Increases in selling expenses related to (i) compensation expense of $0.7 million, (ii) freight costs of $3.9 million, and (iii) marketing and promotional expenses of $1.4 million, which were partially offset by a $3.0 million decrease in incentive compensation expense, $0.7 million of which relates to the estimated forfeiture in fiscal 2011 of amounts previously accrued for incentive compensation in fiscal 2010. Administrative expenses for fiscal 2011 were $23.9 million, a decrease of $0.7 million, or 2.8%, from the amount recorded for fiscal 2010. Increases in administrative expenses included (i) a $1.7 million increase in the projected earn-out payments related to the OVH acquisition, (ii) a $1.6 million increase in amortization related to OVH intangibles, (iii) a $2.0 million increase in litigation accruals, (iv) a $0.7 million write down of machinery and equipment related to the OVH relocation, and (v) a $0.8 million increase in compensation expense. These increases in administrative expenses were offset by (i) a $1.1 million settlement related to the fiscal 2009 pistachio recall and (ii) a $6.0 million reduction in incentive compensation expense, $1.6 million of which relates to the estimated forfeiture in fiscal 2011 of amounts previously accrued for incentive compensation in fiscal 2010.

Operating expenses for fiscal 2011 included goodwill impairment of $5.7 million. Goodwill was assigned to our single reporting unit as a result of the OVH acquisition. During the fourth quarter of fiscal 2011, we experienced a significant decline in the market value of the Company, which was indicative of the potential for goodwill impairment. During the fourth quarter of fiscal 2011, we performed our annual impairment analysis using the two step impairment test set forth in ASC 350. In evaluating the recoverability of goodwill pursuant to ASC 350, we took into consideration current and anticipated future operating results including the likelihood that future gross profit margins will continue to be pressured by historically high tree nut acquisition costs. After conducting the two step impairment test, we concluded that the entire goodwill balance of $5.7 million was impaired. The impairment was primarily due to the significant decline in the market value and operating results of the Company in fiscal 2011, which have been negatively impacted by challenging market conditions.

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

Income Tax Expense (Benefit).

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

Liquidity and Capital Resources

General.

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008, providing a revolving loan commitment and letter of credit subfacility (as amended, the “Credit Facility”). We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility due to our improved financial performance in the past have allowed us to consummate the OVH acquisition, devote more funds to promote our products, especially our Fisher and Orchard Valley Harvest brands, and explore other growth strategies outlined in our Strategic Plan, which may include further acquisitions, expansion into existing markets and entry into emerging markets such as China. The consummation of any significant future acquisitions would generally require approval of our lenders under the Credit Facility.

Our financial performance for fiscal 2012 showed a general improvement over fiscal 2011. The decrease in our operating results during fiscal 2011 was due primarily to increased commodity costs, especially for pecans and other tree nuts. We currently expect that most commodity costs, while higher than historical averages, will remain relatively stable. In the second and third quarters of fiscal 2011, we experienced rising commodity costs for certain products for which commensurate price increases could not be fully implemented until the end of the third quarter of fiscal 2011. We do anticipate that cashew costs and peanut costs (which more than doubled during fiscal 2012 due primarily to drought conditions affecting the 2011 crop) will decrease in fiscal 2013.

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

Net cash provided by operating activities was $15.9 million fiscal 2012 compared to $7.2 million for fiscal 2011. This improvement is due primarily to improved operating results. Our nut commodity purchases were $12.4 million higher during fiscal 2012 than fiscal 2011 due mainly to higher nut acquisition costs among several nut commodities.

We repaid $4.3 million of long-term debt during fiscal 2012, $3.0 million of which was related to the Mortgage Facility (as defined below). The net decrease in borrowings outstanding under our Credit Facility was $2.1 million during fiscal 2012 compared to an increase of $7.5 million during fiscal 2011. This decrease in short-term borrowings under our Credit Facility occurred mainly due to improved operating results.

Total inventories were $146.4 million at June 28, 2012, an increase of $17.4 million, or 13.5%, from the inventory balance at June 30, 2011. This increase is due primarily to (i) an increase in the pounds of inshell pecans on hand due to a later than normal harvest for the 2011 crop, (ii) an increase in the pounds of almonds on hand due to increased almond business and (iii) an increase in the acquisition cost for peanuts and walnuts due to less supply.

The weighted average cost per pound of raw nut input stocks on hand at June 28, 2012 increased by 3.5% compared to the weighted average cost per pound of raw nut input stocks on hand at June 30, 2011. Pounds of raw nut input stocks on hand at the end of June 28, 2012 increased by 6.9 million pounds or 22.5% when compared to the quantity of raw nut input stocks on hand at June 30, 2011. The weighted average cost per pound of finished goods on hand at June 28, 2012 increased by 7.7% over the weighted average cost per pound of finished goods on hand at June 30, 2011, and pounds of finished goods on hand decreased by 10.8%.

Net accounts receivable were $49.9 million at June 28, 2012, an increase of $10.8 million, or 27.8%, from the balance at June 30, 2011. The increase in net accounts receivable is due primarily to higher dollar sales in the month of June 2012 than in the month of June 2011. Accounts receivable allowances were $2.9 million at both June 28, 2012 and June 30, 2011.

Challenging economic conditions and increased commodity costs may adversely impact demand for consumer products. These conditions could, among other things, have a material adverse effect on the cash received from our operations. See Part I, Item 1A — “Risk Factors”.

Real Estate Matters.

In August 2008, we completed the consolidation of our Chicago-based facilities into the Elgin Site. As part of the facility consolidation project, on April 15, 2005, we closed on the $48.0 million purchase of the Elgin Site. The Elgin Site includes both an office building and a warehouse, and affords us increased production and processing capacity, such that we continue to offer our services to existing and new customers on an expanded basis. We are currently attempting to find additional tenants for available space in the office building at the Elgin Site. Until tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 75% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the Elgin Site.

On March 28, 2006, our wholly-owned subsidiary JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among the Company, certain related party partnerships and the City (the “Development Agreement”). While we currently have a prospective buyer for the Old Elgin Site, we cannot ensure that a sale will occur in the next twelve months, if at all. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender (as defined below) prior to the sale of the Old Elgin Site. Also, the State of Illinois, the original owner of the Old Elgin Site that sold it to the City, has the option to repurchase the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that may or may not be included in any future sale. We incurred $6.8 million of gross costs under the Development Agreement, and had carrying values of $6.2 million and $6.3 million at June 28, 2012 and June 30, 2011, respectively, which are recorded as “Rental investment property”.

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

The portion of the borrowing base calculation under the Credit Facility based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of June 28, 2012, the weighted average interest rate for the Credit Facility was 2.36%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 28, 2012, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 28, 2012, we had $64.1 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 28, 2012, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $23.6 million has been classified as long-term debt as of June 28, 2012. This $23.6 million represents scheduled principal payments under Tranche A that are due at least twelve months beyond June 28, 2012. All $6.5 million outstanding under Tranche B are classified as short-term debt as of June 28, 2012, since the Mortgage Lender has the option to use proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

We financed the acquisition, construction and equipping of our Bainbridge, Georgia facility (a peanut shelling plant) with industrial development bonds (the “bonds”) in 1987. As of June 28, 2012, we had $3.3 million in aggregate principal amount of the bonds outstanding. On June 1, 2011, we remarketed the bonds, resetting the interest rate at 3.00% through May 2013, and at a market rate to be determined thereafter. On June 1, 2013, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.6 million on June 1, 2013 to $0.8 million on June 1, 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any. Since the bonds may be payable at the interest reset date of June 1, 2013, the entire aggregate balance of $3.3 million is classified as a current liability as of June 28, 2012.

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of June 28, 2012, $12.9 million of the debt obligation was outstanding.

Capital Expenditures.

We spent $7.5 million on capital expenditures during fiscal 2012 compared to $5.2 million during fiscal 2011. We expect total capital expenditures for equipment upgrades, facility maintenance and food safety enhancements for fiscal 2013 to be approximately $9.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Off-Balance Sheet Arrangements

As of June 28, 2012, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Cash Obligations

At June 28, 2012, we had the following contractual cash obligations for long-term debt (including scheduled interest payments), capital leases, operating leases, the Credit Facility and purchase obligations (amounts in this subsection in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$74,873	$15,794	$10,965	$10,233	$37,881
Capital lease obligations	117	96	21	—	—
Minimum operating lease commitments	3,596	1,189	1,368	921	118
Revolving credit facility borrowings	45,848	45,848	—	—	—
Purchase obligations	120,596	120,596	—	—	—
Other long-term liabilities reflected on our balance sheet	—	—	—	—	—

Total contractual cash obligations	$245,030	$183,523	$12,354	$11,154	$37,999

Interest obligations on floating rate debt instruments are calculated using interest rates in effect as of June 28, 2012. See Note 6 to the Consolidated Financial Statements for further detail on the Company’s long-term debt obligations. The purchase obligations represent $120,596 of inventory purchases. Additionally, we have $13,989 of projected retirement obligations, not included in the above table, recorded on our balance sheet as of June 28, 2012. See Note 12 in the Notes to Consolidated Financial Statements for further details. Also, as a licensed United States Department of Agriculture Nut Warehouse Operator, we are responsible for delivering the loan value of the peanut inventory in our possession as represented on the warehouse receipt to the holder of the warehouse receipt on demand. We are responsible for any decline in the value of the peanut inventory due to a decline in quality or shrinkage. Based on current expectations and historical experience, no amounts related to a potential decline in the value of peanut inventory are included in the schedule above.

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

Revenue Recognition.

We recognize revenue when persuasive evidence of an arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. We sell our products under some arrangements, which include customer contracts that fix the sales price for periods typically of up to one year for some commercial ingredient customers, and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and some commercial ingredient users. Reserves for these programs are established based upon the terms of specific arrangements. Revenues are recorded net of rebates and promotion and marketing allowances. Revenues are also recorded net of expected customer deductions which are provided for based upon past experiences. While customers do have the right to return products, past experience has demonstrated that product returns have generally been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances.

Inventories.

Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts, dried fruit and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market which approximates actual cost. Inventory costs are reviewed at least quarterly. Fluctuations in the market price of pecans, peanuts, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. When expected market sales prices move below costs, we record adjustments to write down the carrying values of inventories to the lower of cost (first-in, first-out) or market which approximates actual cost. The results of our shelling process can also result in changes to our inventory costs based upon actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based upon our inventory systems and are subject to verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded.

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

We did not record any impairment of long-lived assets during fiscal 2012, fiscal 2011 or fiscal 2010.

Related Party Transactions.

As discussed in Notes 1, 6 and 13 of the Notes to the Consolidated Financial Statements, we lease space from a related party and transact with another related party in the normal course of business. We believe, based on our procedures regarding related party transactions, that these related party transactions are fair or reasonable and in the best interest of the Company.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of June 28, 2012 and June 30, 2011, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $122 thousand and $79 thousand, respectively. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit)/expense caption in the consolidated statement of comprehensive income.

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 28, 2012, we believe that our deferred tax assets are fully realizable.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K, and in the Chief Executive Officer’s letter to stockholders accompanying the Annual Report on Form 10-K delivered to stockholders, that are not historical are “forward-looking statements.” These forward-looking statements, which generally are followed (and therefore identified) by a cross reference to Part I, Item 1A — “Risk Factors” or are identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes”, “should” and “expects”, represent our present expectations or beliefs concerning future events and involve risks and uncertainties. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. We caution that such statements are qualified by important factors, including the factors described in Part I, Item 1A — “Risk Factors”, that could cause actual results to differ materially from those in the forward-looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and other factors, risk, uncertainties and events that may be subject to circumstances beyond our control. Consequently, results actually achieved may differ materially from the expected results included in these statements.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of changes in interest rates, commodity prices of raw material purchases and foreign exchange. We have not entered into any arrangements to hedge against changes in market interest rates, commodity prices or foreign currency fluctuations.

We are unable to engage in hedging activity related to commodity prices, because there are no established futures markets for nuts; therefore, we can only attempt to pass on the commodity cost increases in the form of price increases to our customers. See Part I, Item 1A – “Risk Factors” for a further discussion of the risks and uncertainties related to commodity prices of raw materials and the impact thereof on our business.

Approximately 35% of the dollar value of our total nut purchases for fiscal 2012 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country or to other major foreign currencies such as the euro.

We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility, because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had a $0.1 million impact on our net income and cash flows from operating activities for fiscal 2012. In addition, the fixed interest rate on our Mortgage Facility resets in the future.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiaries at June 28, 2012 and June 30, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 28, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 30, 2012

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 28, 2012 and June 30, 2011

(dollars in thousands, except per share amounts)

	June 28, 2012	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$2,459	$1,321
Accounts receivable, less allowances of $2,867 and $2,873, respectively	49,867	39,031
Inventories	146,384	128,938
Deferred income taxes	4,823	4,882
Prepaid expenses and other current assets	3,284	3,079

TOTAL CURRENT ASSETS	206,817	177,251

PROPERTY, PLANT AND EQUIPMENT:
Land	9,396	9,463
Buildings	102,814	102,052
Machinery and equipment	160,956	157,563
Furniture and leasehold improvements	4,304	3,984
Vehicles	474	505
Construction in progress	1,098	1,188

	279,042	274,755
Less: Accumulated depreciation	161,774	151,405

	117,268	123,350
Rental investment property, less accumulated depreciation of $6,256 and $5,358, respectively	29,443	30,342

TOTAL PROPERTY, PLANT AND EQUIPMENT	146,711	153,692

Cash surrender value of officers’ life insurance and other assets	7,255	6,928
Intangible assets, net	10,944	13,917

TOTAL ASSETS	$371,727	$351,788

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 28, 2012 and June 30, 2011

(dollars in thousands, except per share amounts)

	June 28, 2012	June 30, 2011
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$45,848	$47,985
Current maturities of long-term debt, including related party debt of $297 and $274, respectively	12,724	10,809
Accounts payable, including related party payables of $75 and $35, respectively	33,044	28,260
Book overdraft	1,947	1,639
Accrued payroll and related benefits	14,677	5,308
Accrued workers’ compensation	5,100	4,874
Other accrued expenses	6,367	12,222
Income taxes payable	—	817

TOTAL CURRENT LIABILITIES	119,707	111,914

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $12,585 and $12,882, respectively	36,206	42,430
Retirement plan	13,335	10,567
Deferred income taxes	460	2,050
Other	1,006	1,120

TOTAL LONG-TERM LIABILITIES	51,007	56,167

TOTAL LIABILITIES	170,714	168,081

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, noncumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,282,705 and 8,182,580 shares issued, respectively	83	82
Capital in excess of par value	103,876	102,608
Retained earnings	102,559	85,437
Accumulated other comprehensive loss	(4,327)	(3,242)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	201,013	183,707

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$371,727	$351,788

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 28, 2012, June 30, 2011 and June 24, 2010

(dollars in thousands, except for earnings per share)

	Year Ended June 28, 2012	Year Ended June 30, 2011	Year Ended June 24, 2010
Net sales	$700,575	$674,212	$561,633
Cost of sales	593,521	590,021	466,847

Gross profit	107,054	84,191	94,786

Operating expenses:
Selling expenses	45,085	44,346	40,494
Administrative expenses	28,996	23,927	24,620
Goodwill impairment	—	5,662	—

Total operating expenses	74,081	73,935	65,114

Income from operations	32,973	10,256	29,672

Other expense:
Interest expense ($1,151, $1,055 and $1,075 to related parties, respectively)	5,364	6,444	5,653
Rental and miscellaneous expense, net	1,388	1,026	1,147

Total other expense, net	6,752	7,470	6,800

Income before income taxes	26,221	2,786	22,872
Income tax expense (benefit)	9,099	(49)	8,447

Net income	17,122	2,835	14,425
Other comprehensive (loss) income, net of tax:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	463	445	406
Net actuarial loss arising during the period	(1,548)	(288)	(1,105)

Other comprehensive (loss) income	(1,085)	157	(699)

Comprehensive income	$16,037	$2,992	$13,726

Net income per common share — basic	$1.60	$0.27	$1.36

Net income per common share — diluted	$1.58	$0.26	$1.34

Weighted average shares outstanding — basic	10,726,004	10,671,780	10,642,824

Weighted average shares outstanding — diluted	10,828,512	10,770,359	10,725,108

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 28, 2012, June 30, 2011 and June 24, 2010

(dollars in thousands)

	Class A Common Stock		Common Stock		Capital in Excess of Par	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Value	Earnings	Loss	Stock	Total
Balance, June 25, 2009	2,597,426	$26	8,140,599	$81	$101,119	$68,177	$(2,700)	$(1,204)	$165,499
Net income						14,425			14,425
Pension liability amortization, net of income tax of $219							406		406
Pension liability adjustment, net of income tax benefit of $678							(1,105)		(1,105)
Stock option exercises			26,250	1	177				178
Stock-based compensation expense					491				491

Balance, June 24, 2010	2,597,426	$26	8,166,849	$82	$101,787	$82,602	$(3,399)	$(1,204)	$179,894
Net income						2,835			2,835
Pension liability amortization, net of income tax of $296							445		445
Pension liability adjustment, net of income tax benefit of $190							(288)		(288)
Equity award exercises			15,731		91				91
Stock-based compensation expense					730				730

Balance, June 30, 2011	2,597,426	$26	8,182,580	$82	$102,608	$85,437	$(3,242)	$(1,204)	$183,707
Net income						17,122			17,122
Pension liability amortization, net of income tax of $309							463		463
Pension liability adjustment, net of income tax benefit of $1,031							(1,548)		(1,548)
Equity award exercises			100,125	1	500				501
Stock-based compensation expense					768				768

Balance, June 28, 2012	2,597,426	$26	8,282,705	$83	$103,876	$102,559	$(4,327)	$(1,204)	$201,013

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 28, 2012, June 30, 2011 and June 24, 2010

(dollars in thousands)

	Year Ended June 28, 2012	Year Ended June 30, 2011	Year Ended June 24, 2010
Cash flows from operating activities:
Net income	$17,122	$2,835	$14,425
Depreciation and amortization	17,117	16,968	15,825
Loss/(gain) on disposition of properties	16	817	(85)
Deferred income tax (benefit)/expense	(809)	(3,021)	557
Stock-based compensation expense	820	730	491
Goodwill impairment	—	5,662	—
Change in assets and liabilities, net of business acquired:
Accounts receivable, net	(10,836)	767	(2,169)
Inventories	(17,446)	(14,575)	2,574
Prepaid expenses and other current assets	(19)	1,420	1,573
Accounts payable	4,784	(1,365)	3,988
Accrued expenses	5,442	(1,420)	1,774
Income taxes receivable/payable	(1,003)	921	(153)
Other long-term liabilities	(114)	(4,436)	2,778
Other, net	831	1,933	479

Net cash provided by operating activities	15,905	7,236	42,057

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,531)	(5,195)	(8,481)
Proceeds from disposition of assets	434	255	148
Purchase of assets of Orchard Valley Harvest, Inc.	—	(115)	(32,772)
Cash surrender value of officers’ life insurance	(89)	(122)	(135)

Net cash used in investing activities	(7,186)	(5,177)	(41,240)

Cash flows from financing activities:
Borrowings under revolving credit facilities	310,727	274,130	233,559
Repayments of revolving credit borrowings	(312,864)	(266,582)	(226,354)
Principal payments on long-term debt	(4,309)	(5,257)	(4,055)
Increase / (decrease) in book overdraft	308	(422)	(3,571)
Credit facility amendment costs	(241)	—	—
Payment of contingent consideration	(1,702)	(4,135)	—
Proceeds from the exercise of stock options	452	84	157
Tax benefit of equity award exercises	48	7	21

Net cash used in financing activities	(7,581)	(2,175)	(243)

Net increase / (decrease) in cash	1,138	(116)	574
Cash:
Beginning of period	1,321	1,437	863

End of period	$2,459	$1,321	$1,437

Supplemental disclosures of cash flow information:
Interest paid	$5,011	$5,876	$4,968
Income taxes paid, excluding refunds of $565, $81 and $29, respectively	11,383	2,163	7,586
Capital lease obligations incurred	—	267	146

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

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for customer deductions, allowances for doubtful accounts, the quantity and valuation of bulk inventories, the evaluation of recoverability of long-lived assets and goodwill, the realizability of deferred tax assets and various other accrual accounts. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are stated at the amounts charged to customers, less: (i) allowances for doubtful accounts, and (ii) reserves for estimated cash discounts and customer deductions. The allowance for doubtful accounts is calculated by (i) specifically identifying customers that are credit risks and (ii) estimating the extent that other non-specifically identified customers will become credit risks. Account balances are charged off against the allowance when we conclude that it is probable the receivable will not be recovered. The reserve for estimated cash discounts is based on historical experience. The reserve for customer deductions represents known customer short payments and an estimate of future credit memos that will be issued to customers related to rebates and allowances for marketing and promotions based on historical experience.

Inventories

Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts, dried fruit and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market which approximates actual cost. Inventory costs are reviewed at least quarterly. Fluctuations in the market price of pecans, peanuts, walnuts, almonds, cashews and other nuts may affect the value of inventory, gross profit and gross profit margin. When expected market sales prices move below costs, we record adjustments to write down the carrying values of inventories to the lower of cost (first-in, first-out) or market. The results of our shelling process can also result in changes to inventory costs, such as adjustments made pursuant to actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based on our inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates are also recorded.

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

Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 28, 2012	Year Ended June 30, 2011	Year Ended June 24, 2010
Depreciation expense	$14,062	$14,901	$14,115

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives
Buildings	10 to 40 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 5 years

No interest costs were capitalized for the last three fiscal years due to the lack of any significant project.

In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease whereby the $14,300 was recorded as a debt obligation, as the provisions of the arrangement were not eligible for sale-leaseback accounting. These partnerships are not considered variable interest entities subject to consolidation.

Goodwill

In accordance with authoritative guidance on goodwill under the provisions of ASC 350 “Intangibles-Goodwill and Other”, goodwill is subject to impairment testing at least annually or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our impairment test, annually during the fourth quarter, using the two-step method in which the carrying amount of our single reporting unit is compared to its fair value, estimated based on a weighting of income and market approach methods. If the carrying amount of our reporting unit exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the goodwill assigned to the reporting unit exceeds the implied fair value of that goodwill. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

We completed an acquisition of certain assets and liabilities of Orchard Valley Harvest (“OVH”) during the fourth quarter of fiscal 2010. The goodwill resulting from the OVH acquisition was assigned to our single operating segment and reporting unit. During the fourth quarter of fiscal 2011, we experienced a significant decline in the market value and operating results of the Company driven by challenging market conditions and also performed our annual impairment analysis under the provisions of ASC 350. We used a combination of the income approach and various market approaches to determine the fair value of our reporting unit. The first step of the goodwill impairment test indicated that a potential impairment existed, and therefore we performed the second step of the goodwill impairment analysis. Based upon a comparison of the implied fair value of goodwill of our reporting unit with its carrying value, we concluded that the entire goodwill balance of $5,662 was impaired. We did not record any impairment charges to goodwill during fiscal 2010.

Impairment of Long-Lived Assets

We review held and used long-lived assets, including our rental investment property and amortizable identifiable intangible assets, to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates there is an impairment the carrying value of the asset is reduced to its estimated fair value.

We did not record any impairment of long-lived assets during fiscal 2012, fiscal 2011 or fiscal 2010.

Deferred Financing Costs

Deferred financing costs are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified in interest expense in the consolidated statement of comprehensive income, was as follows for the last three fiscal years:

	Year ended June 28, 2012	Year ended June 30, 2011	Year ended June 24, 2010
Amortization of deferred financing costs	$370	$733	$631

Facility Consolidation Project/Real Estate Transactions

In April 2005, we acquired property to be used for the Elgin Site. Two buildings are located on the Elgin Site, one of which is an office building. Approximately 75% of the office building is currently vacant. The other building, a warehouse, was expanded and modified for use as our principal processing facility and headquarters. The allocation of the purchase price to the two buildings was determined through a third party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the warehouse building is included in “Property, plant and equipment”.

The net rental expense from the office building is included in the caption “Rental and miscellaneous (expense) income, net”. Gross rental income and Rental (expense), net for the last three fiscal years are as follows:

	Year ended June 28, 2012	Year ended June 30, 2011	Year ended June 24, 2010
Gross rental income	$1,426	$1,458	$1,198
Rental (expense), net	(1,450)	(1,412)	(1,725)

Expected future gross rental income under operating leases within the office building is as follows for the fiscal years ending:

June 27, 2013	$1,825
June 26, 2014	1,957
June 25, 2015	1,684
June 30, 2016	1,697
June 29, 2017	1,541
Thereafter	3,208

$11,912

On March 28, 2006, JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among the Company, certain related party partnerships and the City (the

“Development Agreement”). While we currently have a prospective buyer of the Old Elgin Site, we cannot ensure that a sale will occur in the next twelve months, if at all. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. Also, the State of Illinois, the original owner of the Old Elgin Site that sold it to the City, has the option to repurchase the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any possible future sale. We incurred $6,806 of gross costs under the Development Agreement which are recorded as “Rental Investment Property” at both June 28, 2012 and June 30, 2011. The net book value was $6,228 and $6,334 at June 28, 2012 and June 30, 2011, respectively.

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

Total introductory funds included in prepaid expenses and other current assets were $170 and $251 at June 28, 2012 June 30, 2011, respectively.

Amortization of introductory funds, which is recorded as a reduction in net sales, was as follows for the last three fiscal years:

	Year ended June 28, 2012	Year ended June 30, 2011	Year ended June 24, 2010
Amortization of introductory funds	$82	$41	$1,092

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

The carrying values of cash, trade accounts receivable and accounts payable approximate their fair values at June 28, 2012 and June 30, 2011 because of the short-term maturities and nature of these balances.

The carrying value of our revolving credit facility borrowings approximates fair value at June 28, 2012 and June 30, 2011 because of the short term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The estimated fair value of our long-term debt, including current maturities, was $53,327 at June 28, 2012 and the related carrying value was $48,930. The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt and the rates on the variable portion of our long-term debt were reset during the previous twelve months.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. We sell our products under some arrangements which include customer contracts which fix the sales price for periods, typically of up to one year, for some industrial customers and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer customers and commercial ingredient users. Reserves for these programs are established based upon the terms of specific arrangements. Revenues are recorded net of rebates and promotion and marketing allowances. Revenues are also recorded net of expected customer deductions which are provided for based upon past experiences. While customers do have the right to return products, past experience has demonstrated that product returns have been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances. Billings for shipping and handling costs are included in revenues.

Significant Customers

The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. Customers exceeding 10% of net sales for the last three fiscal years are as follows:

	Percentage of Net Sales
	Year ended June 28, 2012	Year ended June 30, 2011	Year ended June 24, 2010
Wal-Mart Stores, Inc.	21%	20%	19%
Target Corporation	15%	12%	12%

Net accounts receivable from Wal-Mart Stores, Inc. were $6,998 and $5,584 at June 28, 2012 and June 30, 2011, respectively. Net accounts receivable from Target Corporation were $7,549 and $4,644 at June 28, 2012 and June 30, 2011, respectively.

Promotion and Advertising Costs

Promotion allowances, customer rebates and marketing allowances are recorded at the time revenue is recognized and are reflected as reductions in sales. Annual volume rebates are estimated based upon projected volumes for the year, while promotion and marketing allowances are recorded based upon terms of the actual arrangements. Coupon incentive costs are accrued based on estimates of product sold to retailers at our measurement date and an estimate of redemptions to occur.

Advertising costs are expensed as incurred, recorded in selling expenses and were as follows for the last three fiscal years:

	Year ended June 28, 2012	Year ended June 30, 2011	Year ended June 24, 2010
Advertising expense	$8,946	$7,864	$6,493

Shipping and Handling Costs

Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. Shipping and handling costs for the last three fiscal years were as follows:

	Year ended June 28, 2012	Year ended June 30, 2011	Year ended June 24, 2010
Shipping and handling costs	$15,757	$17,937	$13,970

Research and Development Expenses

Research and development expense represents the cost of our research and development personnel and their related expenses and are charged to selling expense as incurred. Research and development expense for the last three fiscal years was as follows:

	Year ended June 28, 2012	Year ended June 30, 2011	Year ended June 24, 2010
Research and Development Expense	$1,062	$861	$927

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of June 28, 2012 and June 30, 2011, we had liabilities for uncertain tax positions totaling $122 and $79, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax (benefit)/expense caption in the consolidated statement of comprehensive income.

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 28, 2012, we believe that our deferred tax assets are fully realizable and therefore we have provided no valuation allowance.

Segment Reporting

We operate in a single reportable operating segment that consists of selling various nut and nut related products through multiple distribution channels.

Earnings per Share

Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock. The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	Year Ended June 28, 2012	Year Ended June 30, 2011	Year Ended June 24, 2010
Weighted average shares outstanding — basic	10,726,004	10,671,780	10,642,824
Effect of dilutive securities:
Stock options and restricted stock units	102,508	98,579	82,284

Weighted average shares outstanding — diluted	10,828,512	10,770,359	10,725,108

A weighted average of 107,125, 125,375 and 133,625 anti-dilutive stock options with a weighted average exercise price of $17.63, $16.75 and $17.69 were excluded from the computation of diluted earnings per share for the years ended June 28, 2012, June 30, 2011 and June 24, 2010, respectively.

Comprehensive Income

We account for comprehensive income in accordance with ASC Topic 220, “Comprehensive Income”. This topic establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The topic requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. A recent update to this topic also now requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2011 with early adoption permitted and full retrospective application required. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments out of other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. We adopted the update in fiscal 2012 and we elected to present the components of other comprehensive income in a single continuous statement for all periods presented. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this update did not have a material effect on our financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan,” which pertains to an employer’s participation in multiemployer benefit plans, amending ASC 715-80. The adoption of this update is to enhance the disclosures about multiemployer plans in which an employer participates. The adoption of ASU 2011-09 is required for fiscal years ending after December 15, 2011, and other than enhanced disclosure, the adoption of this update did not have a material effect on our financial position, results of operations or cash flows.

NOTE 2 — INVENTORIES

Inventories consist of the following:

	June 28, 2012	June 30, 2011
Raw material and supplies	$72,862	$57,980
Work-in-process and finished goods	73,522	70,958

	$146,384	$128,938

NOTE 3 — ACQUISITION OF ORCHARD VALLEY HARVEST, INC.

In May 2010, we purchased certain assets and assumed certain liabilities of OVH (the “Acquisition”) for a purchase price of $32,887. The purchase agreement provided for additional consideration of up to $10,079 contingent upon performance of the acquired business for the 2010 and 2011 calendar years. The earn-out liability initially recorded in purchase accounting represented the fair value of expected future payments, which was estimated by applying the income approach. The fair value was based on significant inputs that were not observable in the market, which ASC 820 refers to as Level 3 inputs. This additional consideration was not contingent on any selling shareholders remaining employed. Earn-out payments of $3,444 and $4,135 were made during fiscal 2012 and fiscal 2011, respectively. The period for measuring potential earn-out payments ended during fiscal 2012 and no further earn-out payments remain to be paid.

Of the additional $7,579 consideration earned and paid, $1,742 exceeded the acquisition-date fair value and is recorded as a decrease in the operating activities section of the consolidated statement of cash flows for the year ended June 28, 2012. The amounts not exceeding the acquisition-date fair value of $1,702 and $4,135 in fiscal 2012 and 2011 respectively, are recorded in the financing activities section of the consolidated statement of cash flows.

The change in the fair value measurement of the earn-out liability during fiscal 2012 was not material. The change in the fair value measurement of the earn-out liability during fiscal 2011 was $1,697.

The acquired business contributed revenues of $4,000 for the period from May 21, 2010 through June 24, 2010. In fiscal 2010, we incurred $700 of costs related to the Acquisition all of which were expensed and are included in administrative expenses.

The following reflects the unaudited pro forma results of operations of the Company for fiscal 2010:

Year Ended June 24, 2010
Net sales	$614,336
Net income	$18,241
Diluted earnings per share	$1.70

The unaudited pro forma results have been calculated after applying our accounting policies and adjusting the results of OVH to reflect elimination of transaction costs and record additional depreciation, amortization and interest expense that would have been charged, assuming the fair value adjustment to property and equipment and intangible assets had been applied, all net of related income taxes.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following:

	June 28, 2012	June 30, 2011
Customer relationships	$10,600	$10,600
Non-compete agreement	5,400	5,400
Brand names	8,090	8,090

Total intangible assets, gross	24,090	24,090

Less accumulated amortization:
Customer relationships	(3,174)	(1,660)
Non-compete agreement	(1,981)	(556)
Brand names	(7,991)	(7,957)

Total accumulated amortization	(13,146)	(10,173)

Net intangible assets	$10,944	$13,917

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

Our entire goodwill balance of $5,662 was considered impaired during our impairment review during the fourth quarter of fiscal 2011.

Total amortization expense related to intangible assets was as follows for the last three fiscal years:

	Year ended June 28, 2012	Year ended June 30, 2011	Year ended June 24, 2010
Amortization of intangible assets	$2,973	$2,204	$618

Expected amortization expense for the next five fiscal years is as follows:

Fiscal year ending
June 27, 2013	$3,068
June 26, 2014	2,629
June 25, 2015	2,167
June 30, 2016	1,711
June 29, 2017	1,369

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

On March 8, 2010, we entered into a First Amendment to the Credit Agreement dated as of February 7, 2008 (the “First Amendment”). The First Amendment modified the Credit Agreement to permit us to make aggregate acquisitions of up to $50,000 in cash payable at closing and meeting other specified criteria including loan availability levels and pro forma financial covenant compliance. In addition, the First Amendment alters the borrowing base calculation, which is based upon accounts receivable, inventory and machinery and equipment (the “Borrowing Base Calculation”), to allow us increased availability from inventory under the Credit Facility during January, February, March, October, November and December, which are the months in which we purchase most of our inventory.

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

The portion of the Borrowing Base Calculation based upon machinery and equipment will decrease by $1,500 per year for the first five years to coincide with depreciation of the machinery and equipment collateral. As of June 28, 2012 and June 30, 2011, the weighted average interest rate for the Credit Facility was 2.36% and 2.79%, respectively. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 28, 2012, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 28, 2012, we had $64,095 of available credit under the Credit Facility which reflects borrowings of $45,848 and reduced availability as a result of $7,557 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 28, 2012	June 30, 2011
Mortgage Facility (“Tranche A”), collateralized by real property, due in monthly principal installments of $200 plus interest at 7.63% per annum through February 2023 with a final principal payment of $600 in March 2023	$26,000	$28,400
Mortgage Facility (“Tranche B”), collateralized by real property, due in monthly principal installments of $50 plus interest at the greater of LIBOR plus 4.00% per annum or 5.00% through February 2023 with a final principal payment of $150 in March 2023	6,500	7,100
Industrial development bonds, collateralized by building, machinery and equipment with a cost aggregating $8,000	3,290	3,805
Selma, Texas facility financing obligation to related parties, due in monthly installments of $121 through September 1, 2031	12,882	13,156
Equipment loan, collateralized by machinery and equipment, monthly installments of $30 through December 2012	148	502
Capitalized equipment leases	110	276

	48,930	53,239
Less: Current maturities	(12,724)	(10,809)

Total long-term debt	$36,206	$42,430

We are subject to periodic interest rate resets for each of Tranche A and Tranche B. Specifically, on March 1, 2018 (the “Tranche A Reset Date”) and March 1, 2014 and every two years thereafter (each, a “Tranche B Reset Date”), the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. If the reset interest rate for either Tranche A or Tranche B is unacceptable to us and we (i) do not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B on the Tranche A Reset Date or Tranche B Reset Date, in each case, as applicable, or (ii) are unable to refinance amounts due with respect to Tranche A or Tranche B on the Tranche A Reset Date or Tranche B Reset Date, in each case, as applicable, on terms more favorable than the reset interest rates, then, depending on the extent of the changes in the reset interest rates, our interest expense could increase materially.

The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. As mentioned above, such interest rate may be reset by the Mortgage Lender on the Tranche A Reset Date. Tranche B under the Mortgage Facility accrues interest, as reset on March 1, 2012, at a floating rate of the greater of one month LIBOR plus 4.00% per annum or 5.00%, payable monthly. The margin on such floating rate may be reset by the Mortgage Lender on each Tranche B Reset Date; provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on or after March 1, 2016. We do not currently anticipate that any change in the floating rate or the underlying index will have a material adverse effect upon our business, financial condition or results of operations.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110,000 and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 28, 2012, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $23,600 has been classified as long-term debt as of June 28, 2012. This $23,600 represents scheduled principal payments due under Tranche A beyond twelve months of June 28, 2012. All $6,500 outstanding under Tranche B is classified as short-term debt as of June 28, 2012, since the Mortgage Lender has the option to use any proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

We financed the construction of a peanut shelling plant with industrial development bonds in 1987. On June 1, 2011, we remarketed the bonds, resetting the interest rate at 3.00% through May 2013, and at a market rate to be determined thereafter. On June 1, 2013, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. The agreement requires us to redeem the bonds in varying annual installments, ranging from $560 to $760 annually through 2017. We are also required to redeem the bonds in certain other circumstances, for example, within 180 days after any determination that interest on the bonds is taxable. We have the option at any time, however, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any. These bonds are scheduled to be redeemed in fiscal 2013 unless the bondholder elects to retain his or her bonds, and therefore the entire balance of $3,290 is classified as short-term debt as of June 28, 2012.

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

Aggregate maturities of long-term debt are as follows for the fiscal years ending:

June 27, 2013	$12,724
June 26, 2014	2,742
June 25, 2015	2,748
June 30, 2016	2,776
June 29, 2017	2,807
Thereafter	25,133

$48,930

NOTE 7 — INCOME TAXES

The provision (benefit) for income taxes for the years ended June 28, 2012, June 30, 2011 and June 24, 2010 are as follows:

	June 28, 2012	June 30, 2011	June 24, 2010
Current	$9,908	$2,972	$7,890
Deferred	(809)	(3,021)	557

Total income tax expense (benefit)	$9,099	$(49)	$8,447

The reconciliations of income taxes at the statutory federal income tax rate to income taxes reported in the consolidated statements of comprehensive income for the years ended June 28, 2012, June 30, 2011 and June 24, 2010 are as follows:

	June 28, 2012	June 30, 2011	June 24, 2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	(18.9)	4.2
Research and development tax credit	(0.2)	(5.7)	—
Domestic manufacturing deduction	(3.2)	(10.7)	(2.0)
Other	(0.4)	(1.5)	(0.3)

Effective tax rate	34.7%	(1.8)%	36.9%

The impact of the rate reconciling items for fiscal 2011 is greater than fiscal 2012 and 2010 primarily because income before income taxes is lower in fiscal year 2011. The significant items (on after-tax basis) impacting the fiscal 2011 rate include the following: (i) $190 of state tax benefit related to release of state valuation allowance due to change in state law and our expected utilization of state investment tax credits, $138 of state tax benefit related to out of period adjustment for excess state tax over book depreciation available in future periods, $74 of state tax benefit due to favorable resolution of state tax audit, $124 of state tax benefit for tax rate changes and tax provision adjustments; (ii) $160 of tax benefit related to the current year research and development credit and the reinstatement of the prior year research and development credit; (iii) $297 of tax benefit related to the Domestic Producers Deduction which increased to 9% in fiscal 2011; and (iv) $41 of net tax benefit primarily related to a lower federal income tax bracket of 34% due to a lower level of current year federal taxable income as well as other miscellaneous permanent adjustments.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Deferred tax assets and liabilities are comprised of the following:

	June 28, 2012		June 30, 2011
	Asset	Liability	Asset	Liability
Current
Accounts receivable	$298	$—	$278	$—
Employee compensation	1,785	—	1,264	—
Inventory	466	—	430	—
Workers’ compensation	1,701	—	1,579	—
Other	573	—	1,331	—

Total current	$4,823	$—	$4,882	$—

Long term
Depreciation	$—	$(11,801)	$—	$(11,864)
Amortization	—	(145)	78	—
Capitalized leases	959	—	757	—
Goodwill and intangible assets	4,123	—	3,587	—
Operating loss carry-forwards	641	—	668	—
Retirement plan	5,334	—	4,227	—
Valuation allowance	—	—	(68)	—
Other	429	—	565	—

Total long-term	$11,486	$(11,946)	$9,814	$(11,864)

Total	$16,309	$(11,946)	$14,696	$(11,864)

The net change in the total valuation allowance was a decrease of $68 in 2012 and an increase of $68 in 2011. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

We have gross state tax net operating losses of approximately $11,600 that will expire between 2017 and 2030 if not utilized.

We have gross state tax credits of $155 which expire as follows:

Fiscal Year Ending
June 27, 2013	$32
June 26, 2014	10
June 25, 2015	41
June 30, 2016	37
June 29, 2017	35

For the years ending June 28, 2012 and June 30, 2011 unrecognized tax benefits and accrued interest and penalties were not material. There were no material changes to the amount of unrecognized tax benefits or interest and penalties during fiscal 2012, fiscal 2011 or fiscal 2010. Total gross amounts of unrecognized tax benefits were $133 and $70 at June 28, 2012 and June 30, 2011, respectively. At June 28, 2012, June 30, 2011 and June 24, 2010 there were $113, $65, and $86 respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate on income from continuing operations.

We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

There were certain changes in state tax laws during the period the impact of which was insignificant. We file income tax returns with federal and state tax authorities within the United States of America. Our federal and Illinois returns are open for audit for fiscal 2008 and later. Our California tax returns are open for audit for fiscal 2007 and later. No other tax jurisdictions are material to us.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease buildings and certain equipment pursuant to agreements accounted for as operating leases. Rent expense aggregated under these operating leases was as follows for the last three fiscal years:

	Year ended June 28, 2012	Year ended June 30, 2011	Year ended June 24, 2010
Rent expense related to operating leases	$1,459	$1,862	$1,403

Aggregate non-cancelable lease commitments under these operating leases with initial or remaining terms greater than one year are as follows:

Fiscal year ending
June 27, 2013	$1,189
June 26, 2014	743
June 25, 2015	625
June 30, 2016	502
June 29, 2017	419
Thereafter	118

$3,596

Litigation

We are currently a party to various legal proceedings in the ordinary course of business, including the proceeding noted below. While management presently believes that the ultimate outcomes of these proceedings, individually and in the aggregate, will not materially affect our financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur. Unfavorable outcomes could include substantial money damages in excess of any appropriate accruals which management has established. Were such unfavorable final outcomes to occur, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows.

Cardenas et. al. v John B. Sanfilippo & Son, Inc.

In fiscal 2010, a class action wage and hour lawsuit was filed against us in the U.S. District Court for the Northern District of Illinois (the “District Court”) under the Illinois Minimum Wage Law (“IMWL”) and the Fair Labor Standards Act (“FLSA”). The plaintiffs claimed damages under the IMWL in an amount equal to all unpaid back pay alleged to be owed to the plaintiffs, prejudgment interest on the back pay, punitive damages, attorneys’ fees and costs, and an injunction precluding the Company from violating the IMWL. The plaintiffs additionally claimed damages under the FLSA in an amount equal to all back pay alleged to be owed to the plaintiffs, prejudgment interest on the back pay, liquidated damages equal to the amount of unpaid back wages, and attorneys’ fees and costs. In fiscal 2011, the plaintiffs filed a second amended complaint in which they alleged that the Company maintained and maintains a practice regarding the rounding of employees’ time entries which violates the IMWL and the FLSA.

Following mediation during fiscal 2011 in order to cover an expanded scope of wage and hour claims, plaintiffs and facilities, we agreed in principle to a $2,600 settlement (the “Settlement Agreement”). In the fourth quarter of fiscal 2011, the Settlement Agreement was finalized and preliminarily approved by the District Court which included a provision allowing for a reverter payment if all or some class members do not submit claim forms. We recorded an accrual of $1,950 in fiscal 2011 for the class action wage and hour lawsuit which was our best estimate of the payout to class members who submitted claim forms, net of any estimated reverter payout to the Company and other agreed upon payouts pursuant to the settlement agreement.

During the first quarter of fiscal 2012, the Court issued a final approval of the Settlement Agreement which did not have a material impact on earnings during fiscal 2012. The case was closed and formally dismissed by the Court during the fourth quarter of fiscal 2012. Pursuant to the terms of the Settlement Agreement, we paid $2,600 to the claims administrator during the first quarter of fiscal 2012 and received a reverter payment for unclaimed settlement funds of approximately $665 during the fourth quarter of fiscal 2012.

NOTE 9 — STOCKHOLDERS’ EQUITY

Our Class A Common Stock, $.01 par value (the “Class A Stock”), has cumulative voting rights with respect to the election of those directors which the holders of Class A Stock are entitled to elect, and 10 votes per share on all other matters on which holders of our Class A Stock and Common Stock are entitled to vote, with the exception of election of the directors for which the holders of Common Stock are eligible to elect. In addition, each share of Class A Stock is convertible at the option of the holder at any time into one share of Common Stock and automatically converts into one share of Common Stock upon any sale or transfer other than to related individuals. Each share of our Common Stock, $.01 par value (the “Common Stock”) has noncumulative voting rights of one vote per share. The Class A Stock and the Common Stock are entitled to share equally, on a share-for-share basis, in any cash dividends declared by the Board of Directors, and the holders of the Common Stock are entitled to elect 25%, rounded up to the nearest whole number, of the members comprising the Board of Directors. Our Board of Directors has not declared dividends since 1995.

NOTE 10 — STOCK-BASED COMPENSATION PLANS

At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to the Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), Common Stock or dividends and dividend equivalents. As of June 28, 2012, there were 724,834 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. A maximum of 500,000 of the 1,000,000 shares of Common Stock may be used for grants of Common Stock, restricted stock and restricted stock units. Additionally, awards of options or SARs are limited to 100,000 shares annually to any single individual, and awards of Common Stock, restricted stock or restricted stock units are limited to 50,000 shares annually to any single individual. All restricted stock units granted under the 2008 Equity Incentive Plan have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. The exercise price of stock options was determined as set forth in the 2008 Equity Incentive Plan by the Compensation Committee of our Board of Directors, and must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2008 Equity

Incentive Plan, options expire upon termination of employment or directorship, as applicable. The options granted under the 2008 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options.

The 2008 Equity Incentive Plan replaced a stock option plan approved at our annual meeting of stockholders on October 28, 1998 (the “1998 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards could be made. There were 700,000 shares of Common Stock authorized for issuance to certain key employees and “outside directors” (i.e., directors who are not employees of the Company). The exercise price of the options was determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors and was at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship, as applicable. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options issued pursuant to the 1998 Equity Incentive Plan. Through fiscal 2007, all of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Effective fiscal 2008, all option grants are non-qualified awards. The 1998 Equity Incentive Plan terminated on September 1, 2008. However, all outstanding options issued pursuant to the 1998 Equity Incentive Plan will continue to be governed by the terms of the 1998 Equity Incentive Plan.

We determine fair value of stock option awards using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to determine the fair value of options granted for the last three fiscal years:

	June 28, 2012	June 30, 2011	June 24, 2010
Risk-free interest rate	1.1%	2.2%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	38.1%	43.6%	50.4%
Expected life (years)	6.3	6.3	6.3

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

The following is a summary of stock option activity for the year ended June 28, 2012:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at June 30, 2011	287,875	$11.99
Granted	500	8.71
Exercised	(62,125)	7.27
Forfeited	(20,750)	12.57

Outstanding at June 28, 2012	205,500	$13.38	3.5	$826

Exercisable at June 28, 2012	203,625	$13.40	3.5	$816

The number of stock options vested, and expected to vest in the future, as of June 28, 2012, is not significantly different from the number of stock options outstanding at June 28, 2012, as stated above. All options granted during fiscal 2012, fiscal 2011, and fiscal 2010 were at exercise prices equal to the market price of Common Stock at the grant date.

The following table summarizes the weighted-average grant-date fair value of option awards granted, the total intrinsic value of all options exercised and the total cash received from the exercise of options for the last three fiscal years:

	Year ended June 28, 2012	Year ended June 30, 2011	Year ended June 24, 2010
Weighted-average grant date fair value of options granted	$3.39	$6.71	$7.90
Total intrinsic value of options exercised	$394	$77	$100
Total cash received from exercise of options	$452	$84	$157

The following is a summary of non-vested stock options for the year ended June 28, 2012:

Options	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at June 30, 2011	21,875	$4.81
Granted	500	3.39
Vested	(19,125)	4.51
Forfeited	(1,375)	7.61

Non-vested at June 28, 2012	1,875	$5.27

Exercise prices for options outstanding as of June 28, 2012 ranged from $5.88 to $32.30. The options outstanding as of June 28, 2012 may be segregated into two ranges, as shown below:

	Option Price Per Share Range
	$5.88 - $11.30	$14.73 - $32.30
Number of options	98,375	107,125
Weighted-average exercise price	$8.75	$17.63
Weighted-average remaining life (years)	4.9	2.2
Number of options exercisable	97,500	106,125
Weighted-average exercise price for exercisable options	$8.77	$17.66

Restricted stock units granted to employees and outside directors vest over a three year and one year period, respectively. The fair value of restricted stock awards is determined based on the market price of our Common Stock on the date of grant.

The following is a summary of restricted stock unit activity for the year ended June 28, 2012:

Restricted Stock Units	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at June 30, 2011	187,500	$11.34
Granted	77,500	7.92
Exercised	(38,000)	7.77
Forfeited	(6,500)	12.94

Outstanding at June 28, 2012	220,500	$10.71

At June 28, 2012 there are 34,000 restricted stock units outstanding that are vested and the non-vested restricted stock units will vest over a weighted-average period of 1.36 years.

In the first quarter of fiscal 2011 we granted 10,000 SARs to a marketing consultant which vest over a three year period and have a ten year term. These SARs are being accounted for as a liability award whereby the fair value is measured at the end of each reporting period. We are using the Black-Scholes option-pricing model to determine the fair value of the SARs. The fair value of the SARs was determined using the following assumptions:

	June 28, 2012	June 30, 2011
Expected volatility	46.0%	49.3%
Average risk-free rate	1.6%	2.8%
Expected dividend yield	0.0%	0.0%
Forfeiture percentage	0.0%	0.0%
Expected life (years)	8.0	9.0

Under the fair value recognition provisions of ASC Topic 718, stock-based compensation is measured at the grant-date based on the fair value of the award and is recognized on a straight-line basis over the vesting period. The following table summarizes compensation cost charged to earnings for all equity compensation plans and the total income tax benefit recognized for non-qualified stock options in the consolidated statement of comprehensive income for the last three fiscal years:

	Year ended June 28, 2012	Year ended June 30, 2011	Year ended June 24, 2010
Compensation cost charged to earnings	$820	$730	$491
Income tax benefit recognized for non-qualified stock options	48	7	21

As of June 28, 2012, there was $887 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.39 years.

NOTE 11 — EMPLOYEE BENEFIT PLANS

We maintain a contributory plan established pursuant to the provisions of section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for all nonunion employees meeting minimum age and service requirements. We currently match 100% of the first three percent contributed by each employee and 50% of the next two percent contributed, up to certain maximums specified in the plan. Our expense for the 401(k) plan was as follows for the last three fiscal years:

	Year ended June 28, 2012	Year ended June 30, 2011	Year ended June 24, 2010
401(k) plan expense	$922	$554	$548

During the first quarter of fiscal 2009, we recorded a long-term liability of $868 for the withdrawal from the multiemployer plan (“Route pension”) for the step-van drivers that were employed for our store-door delivery system that was discontinued during the third quarter of fiscal 2008. Pursuant to terms of settlement with a labor union, we are making monthly payments of $8 (including interest) through April 2022.

The total route pension liability was as follows for the last two fiscal years:

	June 28, 2012	June 30, 2011
Route pension liability	$699	$748

Virtually all of our salaried employees participate in our Sanfilippo Value Added Plan (as amended, the “SVA Plan”) which is a non-equity incentive plan (an economic value added-based program). We accrue expense related to the SVA Plan in the annual period that the economic performance underlying such performance occurs. This method of expense recognition properly matches the expense associated with improved economic performance with the period the improved performance occurs on a systematic and rational basis. The amount accrued includes amounts that will be paid currently based upon our economic performance as measured under the SVA Plan. Our SVA Plan previously included a feature that held back a portion of any incentive award declared that was above a specified maximum amount and such amount could be paid in future years, however, this feature was eliminated in the plan during fiscal 2011.

We also employ several union-represented employees and contribute to one multiemployer defined benefit pension plan and one multiemployer defined contribution plan under the terms of a collective bargaining agreement.

The risks of participating in the multiemployer pension plan are different from single-employer pension plan for the following reasons:

•	Amounts contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If we choose to stop participating in the plan, we may be required to pay the plan an amount based on the unfunded status of the plan, referred to as the withdrawal liability.

The estimated withdrawal liability at June 28, 2012 is not significant. Contributions to these plans for the last three fiscal years were not significant. The Pension Protection Act certified zone status was green as of July 1, 2011 which was the date of the most recent notice.

NOTE 12 — RETIREMENT PLAN

On August 2, 2007, the committee then known as the Compensation, Nominating and Corporate Governance Committee (the “Committee”) approved a restated Supplemental Employee Retirement Plan (“SERP”) for certain executive officers and key employees, retroactively effective as of August 25, 2005. The restated SERP retroactively changed the plan adopted on August 25, 2005 to, among other things, clarify certain actuarial provisions and incorporate new Internal Revenue Service requirements. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. We use our fiscal year-end as the measurement date for the obligation calculation. Accounting guidance now codified in ASC Topic 715, “Compensation – Retirement Benefits” requires the recognition of the funded status of the SERP on the Consolidated Balance Sheet. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are recorded as a component of “Accumulated Other Comprehensive Loss” (“AOCL”).

The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 28, 2012	June 30, 2011
Change in projected benefit obligation
Benefit obligation at beginning of year	$11,221	$10,604
Service cost	243	216
Interest cost	600	577
Actuarial loss	2,579	478
Benefits paid	(654)	(654)

Projected benefit obligation at end of year	$13,989	$11,221

Components of the actuarial loss portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 28, 2012	June 30, 2011	June 24, 2010
Actuarial Loss
Change in assumed pay increases	$(35)	$79	$95
Change in discount rate	2,494	150	1,611
Other	120	249	77

Actuarial loss	$2,579	$478	$1,783

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 28, 2012	June 30, 2011	June 24, 2010
Service cost	$243	$216	$145
Interest cost	600	577	581
Recognized gain amortization	(185)	(216)	(332)
Prior service cost amortization	957	957	957

Net periodic pension cost	$1,615	$1,534	$1,351

Significant assumptions related to our SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants.

We used the following assumptions to calculate the benefit obligations of our SERP as of the following dates:

	June 28, 2012	June 30, 2011
Discount rate	4.17%	5.51%
Rate of compensation increases	4.50%	4.50%
Bonus payment	60% - 70% of base, paid 3 of 5 years	60% - 70% of base, paid 3 of 5 years

We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 28, 2012	June 30, 2011	June 24, 2010
Discount rate	5.51%	5.61%	6.90%
Rate of compensation increases	4.50%	4.50%	4.50%
Bonus payment	60% - 70% of base, paid 3 of 5 years	60% - 70% of base, paid 3 of 5 years	60% - 70% of base, paid 3 of 5 years

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

The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2013	$654
2014	651
2015	646
2016	637
2017	625
2018 — 2022	2,768

The following table presents the components of AOCL that have not yet been recognized in net pension expense:

	June 28, 2012	June 30, 2011
Unrecognized net gain	$1,278	$4,042
Unrecognized prior service cost	(8,134)	(9,091)
Tax effect	2,529	1,807

Net amount unrecognized	$(4,327)	$(3,242)

We expect to recognize $957 of the prior service cost into net pension expense during the fiscal year ending June 27, 2013.

NOTE 13 — TRANSACTIONS WITH RELATED PARTIES

In addition to the related party transactions described in Notes 1 and 6, we also entered into transactions with the related party described below:

We purchase materials from a company that is effectively owned by two members of our Board of Directors who are also executive officers, and individuals directly related to them. Purchases from this related party aggregated to the following for the years ending:

	Year ended June 28, 2012	Year ended June 30, 2011	Year ended June 24, 2010
Purchases from related party	$11,474	$11,187	$11,000

Accounts payable to this related entity aggregated to the following for the fiscal years ending:

June 28, 2012	$75
June 30, 2011	35

NOTE 14 — DISTRIBUTION CHANNEL AND PRODUCT TYPE SALES MIX

We operate in a single reportable operating segment through which we sell various nut products through multiple distribution channels.

The following summarizes net sales by distribution channel for the fiscal years ended:

Distribution Channel	June 28, 2012	June 30, 2011	June 24, 2010
Consumer	$418,699	$414,486	$331,509
Commercial Ingredients	176,611	160,817	141,441
Contract Packaging	70,388	64,025	52,332
Export	34,877	34,884	36,351

	$700,575	$674,212	$561,633

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

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 28, 2012	June 30, 2011	June 24, 2010
Peanuts	17.6%	16.2%	19.9%
Pecans	17.9	18.8	19.0
Cashews & Mixed Nuts	20.3	21.0	21.1
Walnuts	12.2	12.0	12.4
Almonds	14.7	13.8	11.5
Other	17.3	18.2	16.1

	100.0%	100.0%	100.0%

For all periods presented, the largest component of the “Other” product type is trail and snack mixes which include nut products.

NOTE 15 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table details the activity in various allowance and reserve accounts.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
June 28, 2012
Allowance for doubtful accounts	$224	$45	$(74)	$195
Reserve for cash discounts	470	8,447	(8,367)	550
Reserve for customer deductions	2,179	3,638	(3,695)	2,122

Total	$2,873	$12,130	$(12,136)	$2,867

June 30, 2011
Allowance for doubtful accounts	$160	$281	$(217)	$224
Reserve for cash discounts	398	8,100	(8,028)	470
Reserve for customer deductions	1,513	6,103	(5,437)	2,179

Total	$2,071	$14,484	$(13,682)	$2,873

June 24, 2010
Allowance for doubtful accounts	$138	$22	$—	$160
Reserve for cash discounts	416	7,058	(7,076)	398
Reserve for customer deductions	2,211	3,419	(4,117)	1,513

Total	$2,765	$10,499	$(11,193)	$2,071

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

Our total net costs associated with the pistachio recall, which were all recorded in fiscal 2009, were approximately $2,400. We settled with Setton during the second quarter of fiscal 2011, receiving $1,100 in cash (recorded as a reduction in administrative expenses) and up to $700 in future consideration ($207 of which was used during fiscal 2011and $493 of which was used in fiscal 2012), contingent upon product purchases. During the third quarter of fiscal 2011, we eliminated our remaining accrued liability for the pistachio recall and recorded a $346 reduction in administrative expenses.

NOTE 17 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)

The following unaudited quarterly consolidated financial data are presented for fiscal 2012 and fiscal 2011. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Year Ended June 28, 2012:
Net sales	$156,800	$223,309	$153,760	$166,706
Gross profit	21,766	35,441	22,094	27,753
Income from operations	5,491	15,782	4,033	7,667
Net income	2,442	9,354	1,440	3,886
Basic earnings per common share	$0.23	$0.87	$0.13	$0.36
Diluted earnings per common share	$0.23	$0.87	$0.13	$0.36

	First Quarter	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
Year Ended June 30, 2011:
Net sales	$146,788	$223,600	$137,442	$166,382
Gross profit	20,541	27,236	9,986	26,428
Income (loss) from operations	3,484	9,889	(7,601)	4,484
Net income (loss)	1,079	5,172	(5,625)	2,209
Basic earnings (loss) per common share	$0.10	$0.48	$(0.53)	$0.21
Diluted earnings (loss) per common share	$0.10	$0.48	$(0.53)	$0.21

(1)	The fourth quarter of fiscal 2012 contained a $900 increase in cost of sales due to a change in the estimate of on-hand quantities of bulk-stored inshell pecan and walnut inventories.
(2)	The second quarter of fiscal 2011 contained a $1,100 reduction in administrative expenses related to a recall settlement benefit, offset by an $800 increase in the anticipated liability for additional consideration to be paid as part of the OVH acquisition and a $900 increase in the estimated liability for a lawsuit settlement.
(3)	The third quarter of fiscal 2011 contained a $1,500 increase in the estimated liability for a lawsuit settlement.
(4)	The fourth quarter of fiscal 2011 contained a $5,700 goodwill impairment for the entire goodwill amount related to the OVH acquisition, partially offset by a $700 decrease in the estimated liability for a lawsuit settlement.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 28, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 28, 2012, based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 28, 2012.

The effectiveness of our internal control over financial reporting as of June 28, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that the Disclosure Controls and Procedures or our Internal Control over Financial Reporting will prevent or detect all errors and all fraud. A control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control’s objectives will be met. Further, the design of a control must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal controls, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control, misstatements due to error or fraud may occur and may not be detected.

Item 9B — Other Information

None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Independence of the Audit Committee” of our Proxy Statement for the 2012 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at www.jbssinc.com.

Item 11 — Executive Compensation

The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2012 Annual Meeting are incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2012 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The Sections entitled “Corporate Governance—Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2012 Annual Meeting are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 14 — Principal Accountant Fees and Services

The information under the proposal entitled “Ratify Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm” of our Proxy Statement for the 2012 Annual Meeting is incorporated herein by reference.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income for the Year Ended June 28, 2012, the Year Ended June 30, 2011 and the Year Ended June 24, 2010
Consolidated Balance Sheets as of June 28, 2012 and June 30, 2011
Consolidated Statements of Stockholders’ Equity for the Year Ended June 28, 2012, the Year Ended June 30, 2011 and the Year Ended June 24, 2010
Consolidated Statements of Cash Flows for the Year Ended June 28, 2012, the Year Ended June 30, 2011 and the Year Ended June 24, 2010
Notes to Consolidated Financial Statements

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

JOHN B. SANFILIPPO & SON, INC.

Date: August 30, 2012	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 30, 2012

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer and Group President and Director (Principal Financial Officer)	August 30, 2012

/s/ Frank S. Pellegrino Frank S. Pellegrino	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	August 30, 2012

/s/ Jasper B. Sanfilippo Jasper B. Sanfilippo	Director	August 30, 2012

/s/ Mathias A. Valentine Mathias A. Valentine	Director	August 30, 2012

/s/ Jim Edgar Jim Edgar	Director	August 30, 2012

/s/ Timothy R. Donovan Timothy R. Donovan	Director	August 30, 2012

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 30, 2012

/s/ Daniel M. Wright Daniel M. Wright	Director	August 30, 2012

/s/ Ellen C.Taaffe Ellen Taaffe	Director	August 30, 2012

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description
1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987, dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.4	The Registrant’s 1998 Equity Incentive Plan(4)

*10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

*10.12	The Registrant’s Restated Supplemental Retirement Plan (10)

*10.13	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

*10.14	Amended and Restated Sanfilippo Value Added Plan, dated August 31, 2011(20)

Exhibit Number	Description
10.15	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

10.16	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.17	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.22	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.23	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

*10.24	The Registrant’s 2008 Equity Incentive Plan, as amended, filed herewith

*10.25	First Amendment to the Registrant’s 2008 Equity Incentive Plan(14)

*10.26	The Registrant’s Employee Restricted Stock Unit Award Agreement(15)

*10.27	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement(15)

*10.28	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement(18)

10.29	Form of Indemnification Agreement(16)

**10.30	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(17)

10.31	Purchase Agreement by and between the Company and Orchard Valley Harvest, Inc. dated May 5, 2010, and signed by Stephen J. Kerr, John Potter and Matthew I. Freidrich, solely as the Trustee of the Payton Potter 2007 Irrevocable Trust(18)

10.32	Form of Change-of-Control Employment Security Agreement and Non-Compete(20)

10.33	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(19)

10.34	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(21)

Exhibit Number	Description
11-13	Not applicable

14	The Registrant’s Code of Conduct, as amended(22)

15-20	Not applicable

21	Subsidiaries of the Registrant, filed herewith

22	Not applicable

23	Consent of PricewaterhouseCoopers LLP, filed herewith

24-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

†101.INS	XBRL Instance Document, furnished herewith

† 101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith

† 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith

† 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith

† 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith

† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
†	The Interactive Data Files on Exhibits 101 are deemed furnished, not filed.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2008 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2010 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2011 (Commission File No. 0-19681).