Form 10-Q
period 2012-09-27
SANFILIPPO JOHN B & SON INC
filed 2012-10-31
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2012

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

As of October 29, 2012, 8,167,805 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 27, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except earnings per share)

	For the Quarter Ended
	September 27, 2012	September 29, 2011
Net sales	$177,507	$156,800
Cost of sales	146,934	135,034

Gross profit	30,573	21,766

Operating expenses:
Selling expenses	10,179	10,025
Administrative expenses	6,525	6,250

Total operating expenses	16,704	16,275

Income from operations	13,869	5,491

Other expense:
Interest expense ($292 and $278 to related parties)	1,246	1,338
Rental and miscellaneous expense, net	530	306

Total other expense, net	1,776	1,644

Income before income taxes	12,093	3,847
Income tax expense	4,559	1,405

Net income	$7,534	$2,442
Other comprehensive income:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	239	193
Income tax expense related to pension adjustments	(96)	(73)

Other comprehensive income, net of tax:	143	120

Comprehensive income	$7,677	$2,562

Net income per common share-basic	$0.70	$0.23

Net Income per common share-diluted	$0.69	$0.23

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 27, 2012	June 28, 2012	September 29, 2011
ASSETS
CURRENT ASSETS:
Cash	$2,471	$2,459	$1,709
Accounts receivable, less allowances of $2,884, $2,867 and $3,761	63,927	49,867	49,031
Inventories	134,617	146,384	113,450
Deferred income taxes	4,823	4,823	4,882
Prepaid expenses and other current assets	2,893	3,284	2,745

TOTAL CURRENT ASSETS	208,731	206,817	171,817

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,396	9,463
Buildings	102,168	102,814	102,398
Machinery and equipment	162,576	160,956	156,949
Furniture and leasehold improvements	4,289	4,304	4,183
Vehicles	568	474	471
Construction in progress	538	1,098	1,564

	279,424	279,042	275,028
Less: Accumulated depreciation	164,047	161,774	153,297

	115,377	117,268	121,731
Rental investment property, less accumulated depreciation of $6,481, $6,256 and $5,582	29,218	29,443	30,118

TOTAL PROPERTY, PLANT AND EQUIPMENT	144,595	146,711	151,849

Cash surrender value of officers’ life insurance and other assets	7,726	7,255	7,151
Intangible assets, net	10,177	10,944	13,174

TOTAL ASSETS	$371,229	$371,727	$343,991

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 27, 2012	June 28, 2012	September 29, 2011
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$38,067	$45,848	$39,105
Current maturities of long-term debt, including related party debt of $303, $297 and $280	12,496	12,724	10,646
Accounts payable, including related party payables of $181, $75 and $151	38,284	33,044	30,645
Book overdraft	932	1,947	1,671
Accrued payroll and related benefits	6,050	14,677	5,219
Accrued workers’ compensation	5,030	5,100	4,721
Other accrued expenses	6,608	6,367	10,049
Income taxes payable	4,120	—	—

TOTAL CURRENT LIABILITIES	111,587	119,707	102,056

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $12,507, $12,585 and $12,810	35,718	36,206	41,610
Retirement plan	13,400	13,335	10,614
Deferred income taxes	646	460	2,134
Other	979	1,006	1,092

TOTAL LONG-TERM LIABILITIES	50,473	51,007	55,450

TOTAL LIABILITIES	162,330	170,714	157,506

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,285,705, 8,282,705 and 8,184,330 shares issued	83	83	82
Capital in excess of par value	104,084	103,876	102,824
Retained earnings	110,093	102,559	87,879
Accumulated other comprehensive loss	(4,183)	(4,327)	(3,122)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	208,899	201,013	186,485

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$371,229	$371,727	$343,991

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarter Ended
	September 27, 2012	September 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,534	$2,442
Depreciation and amortization	4,171	4,354
(Gain) loss on disposition of properties	(559)	8
Deferred income tax expense	186	84
Stock-based compensation expense	184	205
Change in assets and liabilities:
Accounts receivable, net	(14,060)	(10,000)
Inventories	11,767	15,488
Prepaid expenses and other current assets	205	663
Accounts payable	5,240	2,385
Accrued expenses	(8,456)	(2,415)
Income taxes payable/receivable	4,306	(1,146)
Other long-term liabilities	(27)	(28)
Other, net	(207)	258

Net cash provided by operating activities	10,284	12,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,586)	(1,940)
Proceeds from disposition of properties	870	191
Cash surrender value of officers’ life insurance	(68)	(100)

Net cash used in investing activities	(784)	(1,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	81,645	62,422
Repayments of revolving credit borrowings	(89,426)	(71,302)
Principal payments on long-term debt	(716)	(983)
(Decrease) increase in book overdraft	(1,015)	32
Credit facility amendment costs	—	(241)
Issuance of Common Stock under equity award plans	24	11

Net cash used in financing activities	(9,488)	(10,061)

NET INCREASE IN CASH	12	388
Cash, beginning of period	2,459	1,321

Cash, end of period	$2,471	$1,709

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). References herein to fiscal 2013 are to the fiscal year ending June 27, 2013. References herein to fiscal 2012 are to the fiscal year ended June 28, 2012. References herein to the first quarter of fiscal 2013 are to the quarter ended September 27, 2012. References herein to the first quarter of fiscal 2012 are to the quarter ended September 29, 2011.

The accompanying unaudited financial statements fairly present the consolidated statements of comprehensive income, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which are necessary for the fair presentation of the results of the interim periods.

The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 28, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K for the fiscal year ended June 28, 2012.

Note 2 – Inventories

Inventories are stated at the lower of cost (first in, first out) or market which approximates actual cost. Raw materials and supplies include costs of nut and nut related products. Work-in-process and finished goods include labor and manufacturing overhead costs. Inventories consist of the following:

	September 27, 2012	June 28, 2012	September 29, 2011
Raw material and supplies	$49,055	$72,862	$45,074
Work-in-process and finished goods	85,562	73,522	68,376

Total	$134,617	$146,384	$113,450

Note 3 – Intangible Assets

Intangible assets subject to amortization consist of the following:

	September 27, 2012	June 28, 2012	September 29, 2011
Customer relationships	$10,600	$10,600	$10,600
Non-compete agreement	5,400	5,400	5,400
Brand names	8,090	8,090	8,090

Total intangible assets, gross	24,090	24,090	24,090

Less accumulated amortization:
Customer relationships	(3,553)	(3,174)	(2,038)
Non-compete agreement	(2,361)	(1,981)	(912)
Brand names	(7,999)	(7,991)	(7,966)

Total accumulated amortization	(13,913)	(13,146)	(10,916)

Net intangible assets	$10,177	$10,944	$13,174

Customer relationships and the non-compete agreement relate wholly to the Orchard Valley Harvest (“OVH”) acquisition. Customer relationships are being amortized on a straight line basis over seven years. The non-compete agreement is being amortized based upon the expected pattern of cash flow annual benefit over a five year period. The brand names consist primarily of the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name became fully amortized in fiscal 2011. The remainder of the brand names relates to the OVH acquisition and is being amortized on a straight line basis over five years.

Note 4 – Primary Financing Facilities

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility and subsequently amended the Credit Agreement in March 2010, July 2011 and October 2011 (as amended, the “Credit Facility”). As of September 27, 2012, we had $71,876 of available credit under the Credit Facility which reflects borrowings of $38,067 and reduced availability as a result of $7,557 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if the entire available amount were borrowed.

Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). As of September 27, 2012, we were in compliance with all covenants under the Mortgage Facility. We have classified $23,200 under Tranche A as long-term debt which represents scheduled principal payments due under Tranche A beyond twelve months of September 27, 2012. All amounts outstanding under Tranche B are classified as short-term debt as of September 27, 2012, since the Mortgage Lender has the option to use proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

Note 5 – Income Taxes

At the beginning of fiscal year 2013, we had gross state tax net operating losses of approximately $11,600 that will expire between 2017 and 2030 if not utilized.

As of September 27, 2012, unrecognized tax benefits and accrued interest and penalties were not material. There were no material changes to the amount of unrecognized tax benefits during the first quarter of fiscal 2013. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

We file income tax returns with federal and state tax authorities within the United States of America. Our federal return for fiscal 2010 is currently under audit. Our federal and Illinois returns are open for audit for fiscal 2008 and later. Our California tax returns are open for audit for fiscal 2007 and later. No other tax jurisdictions are material to us.

Note 6 – Earnings Per Common Share

Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock (i) were exercised or converted into Common Stock or (ii) resulted in the issuance of Common Stock. The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended
	September 27, 2012	September 29, 2011
Weighted average number of shares outstanding – basic	10,796,682	10,682,647
Effect of dilutive securities:
Stock options and restricted stock units	159,426	91,298

Weighted average number of shares outstanding – diluted	10,956,108	10,773,945

A weighted average of 59,250 anti-dilutive stock options with a weighted average exercise price of $18.65 were excluded from the computation of diluted earnings per share for the quarter ended September 27, 2012. A weighted average of 155,625 anti-dilutive stock options with a weighted average exercise price of $15.34 were excluded from the computation of diluted earnings per share for the quarter ended September 29, 2011.

Note 7 – Retirement Plan

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

	For the Quarter Ended
	September 27, 2012	September 29, 2011
Service cost	$86	$61
Interest cost	142	150
Amortization of prior service cost	239	239
Amortization of gain	—	(46)

Net periodic benefit cost	$467	$404

Note 8 – Sale of Property

In September 2012 we completed the sale of land and a building where a retail store was operated. Proceeds from the sale were $870, net of expenses of $45, and resulted in a pre-tax gain of $660 which is recorded in administrative expenses.

Note 9 – Distribution Channel and Product Type Sales Mix

We operate in a single reportable segment through which we sell various nut and nut related products through multiple distribution channels.

The following summarizes net sales by distribution channel:

	Quarter Ended
Distribution Channel	September 27, 2012	September 29, 2011
Consumer	$107,607	$89,376
Commercial Ingredients	43,366	45,130
Contract Packaging	18,480	15,364
Export	8,054	6,930

	$177,507	$156,800

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
Product Type	September 27, 2012	September 29, 2011
Peanuts	20.3%	17.2%
Pecans	16.1	18.3
Cashews & Mixed Nuts	19.0	21.7
Walnuts	11.6	10.9
Almonds	15.8	14.7
Other	17.2	17.2

	100.0%	100.0%

For both periods presented, the largest component of the “Other” product type is trail and snack mixes which include nut products.

Note 10 – Commitments and Contingent Liabilities

We are currently a party to various legal proceedings in the ordinary course of business. While management presently believes that the ultimate outcomes of these proceedings, individually and in the aggregate, will not materially affect our Company’s financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur. Unfavorable outcomes could include substantial money damages in excess of any appropriate accruals which management has established. Were such unfavorable final outcomes to occur, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows.

Note 11 – Fair Value of Financial Instruments

Authoritative guidance issued by the Financial Accounting Standards Board defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

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

The carrying values of cash, trade accounts receivable and accounts payable approximate their fair values at September 27, 2012, June 28, 2012 and September 29, 2011 because of the short-term maturities and nature of these balances.

The carrying value of our revolving credit facility borrowings approximates fair value at September 27, 2012, June 28, 2012 and September 29, 2011 because of the short term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The estimated fair value of our long-term debt, including current maturities, was $52,781 at September 27, 2012 and the related carrying value was $48,214. The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt and the rates on the variable portion of our long-term debt were reset during the previous twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). References herein to fiscal 2013 are to the fiscal year ending June 27, 2013. References herein to fiscal 2012 are to the fiscal year ended June 28, 2012. References herein to the first quarter of fiscal 2013 are to the quarter ended September 27, 2012. References herein to the first quarter of fiscal 2012 are to the quarter ended September 29, 2011. As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

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

We developed a five-year strategic plan (the “Strategic Plan”) during fiscal 2009 to help us achieve long-term profitable growth. Our long-term goals include (i) attaining recognition by global retailers, food service providers and consumers as a world class nut partner, (ii) attaining recognition as a high quality, well-run food business that utilizes our vast industry knowledge and innovation to achieve high growth and profitability, (iii) meeting the demands of nut consumers throughout the world, (iv) profitably increasing our market share in private label brands by using innovation valued by our customers, (v) substantially increasing our presence in the commercial ingredients distribution channel, (vi) providing the best total solution to retailers by increasing our presence beyond the traditional nut aisles of stores, (vii) utilizing our Fisher brand name recognition as a foundation for targeted sustained growth via value-added snack and baking products, and (viii) utilizing acquisitions, joint ventures and/or strategic alliances as they present themselves to grow our business and expand into new target markets. We have executed portions of this our Strategic Plan during the first quarter of fiscal 2013. We are in the process of establishing a representative office in Shanghai to better support our Fisher brand sales in China. Domestic sales volume of our Fisher baking and snack nut products increased significantly during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. This growth was achieved through a combination of increased sales to existing customers and new baking nut customers.

We face a number of challenges in the future. Specific challenges, among others, include: high tree nut commodity costs (including as a result of increased demand for pecans and walnuts in China), intensified competition for market share from both private label and branded nut products and executing our Strategic Plan. We will continue to focus on seeking profitable business opportunities to further the utilization of our production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (which is also our corporate headquarters) (the “Elgin Site”). We expect to continue to be able to devote more funds in fiscal 2013 and beyond to promote and advertise our Fisher brand and to develop new products for our branded and private label businesses. However, these efforts have proved to be challenging because, among other things, consumer preferences in snack nuts have shifted towards lower-priced private label products from higher-priced branded products as a result of economic conditions. Although such consumer preferences benefited our private label product sales, the profit margins for private label products are typically lower than they are for branded products. We are encouraged by the increase in sales volume for our Fisher brand, and we expect to continue to emphasize this portion of our business. We believe that our efforts to grow our Fisher brand will be aided by anticipated lower market prices for peanuts and for virtually all tree nuts except almonds in fiscal 2013. While tree nut market prices are expected to remain high when compared to historical averages, we do anticipate a modest overall market price decrease in fiscal 2013. Drought conditions experienced in much of the United States in 2012 did not have a significant effect on the production of tree nuts and peanuts. Consequently, the cost increases anticipated for other snack food products could potentially increase the demand for our nut products for fiscal 2013. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales increased by $20.7 million, or 13.2%, to $177.5 million in the first quarter of fiscal 2013 from net sales of $156.8 million for the first quarter of fiscal 2012. Sales volume, measured as pounds sold to customers, was virtually unchanged during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

Gross profit increased by $8.8 million and our gross profit margin, as a percentage of net sales, increased to 17.2% for the first quarter of fiscal 2013 compared to 13.9% for the first quarter of fiscal 2012.

Total operating expenses for the first quarter of fiscal 2013 increased by $0.4 million from the first quarter of fiscal 2012, but decreased to 9.4% of net sales from 10.4% for the first quarter of fiscal 2012. A $0.7 million gain from the sale of our Barrington, Illinois retail store is included as a reduction in operating expenses for the first quarter of fiscal 2013.

The total value of inventories on hand at the end of the first quarter of fiscal 2013 increased by $21.2 million, or 18.7%, in comparison to the total value of inventories on hand at the end of the first quarter of fiscal 2012.

We expect that acquisition costs for tree nuts, with the exception of almonds, will decrease for the 2012 crop year (which falls into our 2013 fiscal year), but acquisition costs will remain at levels that are significantly higher than historical averages. While we began to procure inshell walnuts during the first quarter of fiscal 2013, the total payments to our walnut growers will not be determined until the third quarter of fiscal 2013. We will determine the final prices paid to the walnut growers based upon current market prices and other factors. We have estimated the final payments to be made to our walnut growers using currently available information. Our walnut grower liability and our walnut inventory costs are recorded as of September 27, 2012 based upon our estimate of the final payments. Any difference between our estimated final payments and the actual final payments will be determined during the third quarter of fiscal 2013 and will be recognized in our financial results during the third quarter of fiscal 2013.

We anticipate that peanut market prices will decrease for the 2012 crop year. Peanut market prices were inordinately high for the 2011 crop due to reduced acreage, reduced yields caused by drought conditions in the majority of the peanut growing areas in the United States and the poor quality of the 2010 crop carryover stocks. The major domestic peanut growing areas did not experience drought conditions for the 2012 crop year and planted acreage increased significantly. We anticipate that consumer demand for peanuts will return to historical levels as peanut prices decline.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased by $20.7 million, or 13.2%, to $177.5 million in the first quarter of fiscal 2013 from net sales of $156.8 million for the first quarter of fiscal 2012. The increase in net sales resulted primarily from higher selling prices generated by pricing actions implemented over the last twelve months and by a shift in sales volume to higher priced consumer products in the consumer distribution channel from lower priced bulk products in the commercial ingredients distribution channel. Sales prices increased in the quarterly comparison for most of our major product types due to higher commodity acquisition costs. Sales volume, which is defined as pounds sold to customers, was virtually unchanged in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Sales volume increased in the consumer and contract packaging distribution channels, but decreased in the commercial ingredients and export distribution channels.

The following table shows a comparison of sales by distribution channel (dollars in thousands):

	Quarter Ended
Distribution Channel	September 27, 2012	September 29, 2011
Consumer	$107,607	$89,376
Commercial Ingredients	43,366	45,130
Contract Packaging	18,480	15,364
Export	8,054	6,930

Total	$177,507	$156,800

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	Quarter Ended
Product Type	September 27, 2012	September 29, 2011
Peanuts	20.3%	17.2%
Pecans	16.1	18.3
Cashews & Mixed Nuts	19.0	21.7
Walnuts	11.6	10.9
Almonds	15.8	14.7
Other	17.2	17.2

Total	100.0%	100.0%

Net sales in the consumer distribution channel increased by 20.4% in dollars, and 3.2% in volume in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Private label consumer sales volume decreased by 0.9% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The loss of baking nut business at a major private label customer was almost entirely offset by higher sales volume at two other major private label customers. We elected to lose this private label baking nut business primarily due to two reasons: (i) our need for tree nuts to sustain the growth of our Fisher baking nut business at a time of reduced supplies of pecans and walnuts, and (ii) our unwillingness to use our unique re-sealable and stand-up Fisher style packaging for private label customers. Fisher brand sales volume increased by 29.6% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due primarily to higher baking nut and snack nut sales to existing customers and new baking nut customers.

Net sales in the commercial ingredients distribution channel decreased by 3.9% in dollars, and 12.3% in sales volume in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Sales volume declined in the commercial ingredients channel primarily due to the impact of high peanut, pecan and walnut prices on customer demand.

Net sales in the contract packaging distribution channel increased by 20.3% in dollars, and 15.7% in volume in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The sales volume increase was due to higher sales to our major contract packaging customers.

Net sales in the export distribution channel increased by 16.2% in dollars, but decreased 18.5% in volume in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The decrease in sales volume was due primarily to the impact of high peanut prices on customer demand.

Gross Profit

Gross profit increased by $8.8 million, or 40.5%, to $30.6 million for the first quarter of fiscal 2013 from $21.8 million for the first quarter of fiscal 2012. Our gross profit margin, as a percentage of net sales, increased to 17.2% for the first quarter of fiscal 2013 compared to 13.9% for the first quarter of fiscal 2012. The increase in gross profit and gross profit margin occurred mainly as a result of improved alignment of selling prices with commodity acquisition costs. We experienced low margins on cashew sales during the first quarter of fiscal 2012 due to the inability to implement timely price increases as cashew commodity costs increased. A partial shift in sales volume away from lower margin business in the commercial ingredients distribution channel to sales of higher margin branded products in the consumer distribution channel also contributed to the increase in gross profit and gross profit margin.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2013 increased by $0.4 million compared to the first quarter of fiscal 2012. Total operating expenses for the first quarter of fiscal 2013 decreased to 9.4% of net sales from 10.4% of net sales for the first quarter of fiscal 2012, primarily due to a higher revenue base. Selling expenses for the first quarter of fiscal 2013 were $10.2 million, an increase of $0.2 million, or 1.5%, from the amount recorded for the first quarter of fiscal 2012. Increases in marketing and promotional expenses of $0.2 million were offset by a $0.2 million reduction in freight expenses. Administrative expenses for the first quarter of fiscal 2013 were $6.5 million, an increase of $0.3 million, or 4.4%, from the first quarter of fiscal 2012 due primarily to increases in areas such as incentive compensation, legal and consulting services. These increases were partially offset by a net $0.6 million gain on the sale of assets. We recognized a $0.7 million gain on the sale of our Barrington, Illinois retail store during the first quarter of fiscal 2013.

Income from Operations

Due to the factors discussed above, income from operations increased to $13.9 million, or 7.8% of net sales, for the first quarter of fiscal 2013 from $5.5 million, or 3.5% of net sales, for the first quarter of fiscal 2012.

Interest Expense

Interest expense was $1.2 million for the first quarter of fiscal 2013 compared to $1.3 million for the first quarter of fiscal 2012. The decrease in interest expense was due primarily to lower levels of long-term debt.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.5 million for the first quarter of fiscal 2013 compared to $0.3 million for the first quarter of fiscal 2012. The increase was due primarily to higher maintenance expenses on our rental properties.

Income Tax Expense

Income tax expense was $4.6 million, or 37.7% of income before income taxes, for the first quarter of fiscal 2013 compared to $1.4 million, or 36.5% of income before income taxes for the first quarter of fiscal 2012.

Net Income

Net income was $7.5 million, or $0.70 per common share (basic) and $0.69 per common share (diluted), for the first quarter of fiscal 2013, compared to $2.4 million, or $0.23 per common share (basic and diluted), for the first quarter of fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008, providing a revolving loan commitment and letter of credit subfacility and subsequently amended the Credit Agreement in March 2010, July 2011 and October 2011 (as amended, the “Credit Facility”). We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility due to our improved financial performance in the past have allowed us to consummate the OVH acquisition, devote more funds to promote our products, especially our Fisher and Orchard Valley Harvest brands, and explore other growth strategies outlined in our Strategic Plan, which may include further acquisitions, expansion into existing markets and international markets such as China. The consummation of any significant future acquisitions would generally require approval of our lenders under the Credit Facility.

Our financial performance for the first quarter of fiscal 2013 showed a general improvement over the first quarter of fiscal 2012. Our efforts to grow our Fisher brand showed results during the first quarter of fiscal 2013 as sales volume increased by 29.6% over the first quarter of fiscal 2012 through growth at existing customers and the acquisition of new customers. We currently expect that most commodity costs other than almonds, while higher than historical averages, will decrease during fiscal 2013.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

Net cash provided by operating activities was $10.3 million for the first quarter of fiscal 2013 compared to $12.3 million for fiscal 2012. This decrease is due primarily to the payment of $9.2 million of incentive compensation earned during fiscal 2012 paid during the first quarter of fiscal 2013 compared to $0.2 million earned during fiscal 2011 paid during the first quarter of fiscal 2012. This decrease in cash provided by operating activities was almost fully offset by improved operating results. Our nut commodity purchases were $10.3 million higher during the first quarter of fiscal 2013 than the first quarter of fiscal 2012 due mainly to higher peanut acquisition costs.

We repaid $0.7 million of long-term debt during the first quarter of fiscal 2013, $0.5 million of which was related to the Mortgage Facility (as defined below). The net decrease in borrowings outstanding under our Credit Facility was $7.8 million during the first quarter of fiscal 2013 compared to $8.9 million during the first quarter of fiscal 2012.

Total inventories were $134.6 million at September 27, 2012, a decrease of $11.8 million, or 8.0%, from the inventory balance at June 28, 2012, and an increase of $21.2 million, or 18.7%, from the inventory balance at September 29, 2011. The decrease during the first quarter of fiscal 2013 compared to the fiscal 2012 year end is due primarily to reductions in the quantities on hand of inshell pecans. We acquire pecans mainly in the second and third quarters of our fiscal year and shell them throughout the year. Therefore, our inshell inventories on hand are typically low at the end of our first fiscal year quarter. The increase in the total value of inventories at September 27, 2012 compared to September 29, 2011 was driven mainly by increased commodity acquisition costs and increased quantities of raw nut input stocks and finished goods on hand. As a result of higher commodity acquisition costs for most of the major nuts that we purchase, the weighted average cost per pound of raw nut input stocks on hand increased by 13.0%.

Raw nut input stocks increased by 2.9 million pounds or 13.8% at September 27, 2012 compared to September 29, 2011. The increase was attributable mainly to the earlier commencement of the walnut harvest and to increases in raw peanut and pecan inventories. The quantities of finished goods on hand increased by 1.7 million pounds, or 11.4%, to provide for the continuing growth in Fisher baking and snack nut sales volume that is anticipated to occur in the second quarter of fiscal 2013.

Net accounts receivable were $63.9 million at September 27, 2012, an increase of $14.1 million, or 28.2%, from the balance at June 28, 2012, and an increase of $14.9 million, or 30.4%, from the balance at September 29, 2011. The increase in net accounts receivable from June 28, 2012 to September 27, 2012 is due primarily to higher sales in the month of September 2012 than in the month of June 2012 because of the seasonality of our business. The increase in net accounts receivable from September 29, 2011 to September 27, 2012 is due primarily to higher dollar sales in September 2012 compared to September 2011 due to higher average selling prices. Accounts receivable allowances were $2.9 million, $2.9 million and $3.8 million at September 27, 2012, June 28, 2012 and September 29, 2011, respectively. The decrease in accounts receivable allowances at September 27, 2012 compared to September 29, 2011 is due primarily to a more timely process of clearing sales deductions.

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

On March 28, 2006, our wholly-owned subsidiary JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among the Company, certain related party partnerships and the City (the “Development Agreement”). While we currently have a prospective buyer for the Old Elgin Site, we cannot ensure that a sale will occur in the next twelve months, if at all. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender (as defined below) prior to the sale of the Old Elgin Site. Also, the State of Illinois, the original owner of the Old Elgin Site that sold it to the City, has the option to repurchase the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that may or may not be included in any future sale. We incurred $6.8 million of gross costs under the Development Agreement, and had carrying values of $6.2 million, $6.2 million and $6.3 million at September 27, 2012, June 28, 2012 and September 29, 2011, respectively, which are recorded as “Rental investment property”.

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

The Credit Facility, as amended, matures on July 15, 2016. At our election, borrowings under the Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the borrowing base calculation, ranging from 0.75% to 1.25% or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the borrowing base calculation, ranging from 1.75% to 2.25%. The portion of the borrowing base calculation under the Credit Facility based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of September 27, 2012, the weighted average interest rate for the Credit Facility was 2.44%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 27, 2012, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of September 27, 2012, we had $71.9 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 27, 2012, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $23.2 million has been classified as long-term debt as of September 27, 2012. This $23.2 million represents scheduled principal payments under Tranche A that are due at least twelve months beyond September 27, 2012. All $6.4 million outstanding under Tranche B are classified as short-term debt as of September 27, 2012, since the Mortgage Lender has the option to use proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

We financed the acquisition, construction and equipping of our Bainbridge, Georgia facility (a peanut shelling plant) with industrial development bonds (the “bonds”) in 1987. As of September 27, 2012, we had $3.3 million in aggregate principal amount of the bonds outstanding. On June 1, 2011, we remarketed the bonds, resetting the interest rate at 3.00% through May 2013, and at a market rate to be determined thereafter. On June 1, 2013, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.6 million on June 1, 2013 to $0.8 million on June 1, 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any. Since the bonds may be payable at the interest reset date of June 1, 2013, the entire aggregate balance of $3.3 million is classified as a current liability as of September 27, 2012.

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 27, 2012, $12.8 million of the debt obligation was outstanding.

Capital Expenditures

We spent $1.6 million on capital expenditures during the first quarter of fiscal 2013 compared to $1.9 million during the first quarter of fiscal 2012. We expect total capital expenditures for equipment upgrades, facility maintenance and food safety enhancements for fiscal 2013 to be approximately $9.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical (including statements concerning our expectations regarding market risk) are “forward looking statements.” These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes”, “should” and “expects” and are based on our current expectations or beliefs concerning future events and involve risks and uncertainties. We caution that such statements are qualified by important factors, including the factors referred to in Part II, Item 1A — “Risk Factors”, and other factors, risks and uncertainties that are beyond our control. Consequently, our actual results could differ materially. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, such as a decline in sales to one or more key customers, a decline in sales of private label products or changing consumer preferences; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where we are financially responsible for such losses; (vi) our ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vii) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (viii) our ability to retain key personnel; (ix) the effect of the actions and decisions of the group that has the majority of the voting power with regard to our outstanding common equity (which may make a takeover or change in control more difficult), including the effect of any agreements pursuant to which such group has pledged a substantial amount of its securities of the Company; (x) the potential negative impact of government regulations, including the Public Health Security and Bioterrorism Preparedness and Response Act and laws and regulations pertaining to food safety, such as the Food Safety Modernization Act; (xi) our ability to do business in emerging markets while protecting its intellectual property in such markets; (xii) uncertainty in economic conditions, including the potential for economic downturn; (xiii) our ability to obtain additional capital, if needed; (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control; (xv) the adverse effect of litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xvi) losses associated with our status as a licensed nut warehouse operator under the United States Warehouse Act; (xvii) the inability to implement our Strategic Plan or realize other efficiency measures; (xviii) technology disruptions or failures; (xix) the inability to protect our intellectual property or avoid intellectual property disputes; and (xx) our ability to successfully integrate and/or identify acquisitions and joint ventures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2012.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 27, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2012, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 27, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 10—Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2012. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 28, 2012 during the first quarter of fiscal 2013 other than the following:

•	Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and

•

Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 31, 2012.

JOHN B. SANFILIPPO & SON, INC.

By:	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987, dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.4	The Registrant’s 1998 Equity Incentive Plan(4)

*10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

*10.12	The Registrant’s Restated Supplemental Retirement Plan (10)

*10.13	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

*10.14	Amended and Restated Sanfilippo Value Added Plan, dated August 31, 2011(19)

10.15	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

10.16	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

Exhibit Number	Description

10.17	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.22	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.23	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

*10.24	The Registrant’s 2008 Equity Incentive Plan, as amended(21)

*10.25	The Registrant’s Employee Restricted Stock Unit Award Agreement(14)

*10.26	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement(14)

*10.27	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement(17)

10.28	Form of Indemnification Agreement(15)

**10.29	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(16)

10.30	Purchase Agreement by and between the Company and Orchard Valley Harvest, Inc. dated May 5, 2010, and signed by Stephen J. Kerr, John Potter and Matthew I. Freidrich, solely as the Trustee of the Payton Potter 2007 Irrevocable Trust(17)

10.31	Form of Change-of-Control Employment Security Agreement and Non-Compete(19)

10.32	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (18)

10.33	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (20)

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

†101.INS	XBRL Instance Document, furnished herewith

Exhibit Number	Description

† 101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith

† 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith

† 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith

† 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith

† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
†	The Interactive Data Files on Exhibits 101 are deemed furnished, not filed.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2008 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (Commission File No. 0-19681).

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2010 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012 (Commission File No. 0-19681).