Form 10-Q
period 2012-12-27
SANFILIPPO JOHN B & SON INC
filed 2013-01-31
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2012

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

Large accelerated filer ☐		Non-accelerated filer ☐

Accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

As of January 28, 2013, 8,255,180 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 27, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 27, 2012	December 29, 2011	December 27, 2012	December 29, 2011
Net sales	$215,619	$223,309	$393,126	$380,109
Cost of sales	178,943	187,868	325,877	322,902

Gross profit	36,676	35,441	67,249	57,207

Operating expenses:
Selling expenses	14,598	12,320	24,777	22,345
Administrative expenses	7,652	7,339	14,177	13,589

Total operating expenses	22,250	19,659	38,954	35,934

Income from operations	14,426	15,782	28,295	21,273

Other expense:
Interest expense ($291, $296, $583 and $562 to related parties)	1,104	1,303	2,350	2,641
Rental and miscellaneous expense, net	289	301	819	607

Total other expense, net	1,393	1,604	3,169	3,248

Income before income taxes	13,033	14,178	25,126	18,025
Income tax expense	4,732	4,824	9,291	6,229

Net income	$8,301	$9,354	$15,835	$11,796
Other comprehensive income:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	240	193	479	386
Income tax expense related to pension adjustments	(95)	(73)	(191)	(146)

Other comprehensive income, net of tax:	145	120	288	240

Comprehensive income	$8,446	$9,474	$16,123	$12,036

Net income per common share-basic	$0.77	$0.87	$1.46	$1.10

Net income per common share-diluted	$0.76	$0.87	$1.45	$1.09

Cash dividends declared per share	$1.00	$—	$1.00	$—

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 27, 2012	June 28, 2012	December 29, 2011
ASSETS
CURRENT ASSETS:
Cash	$15,276	$2,459	$3,555
Accounts receivable, less allowances of $4,899, $2,867 and $4,663	45,999	49,867	50,738
Inventories	168,042	146,384	155,938
Deferred income taxes	4,823	4,823	4,882
Prepaid expenses and other current assets	7,922	3,284	6,732

TOTAL CURRENT ASSETS	242,062	206,817	221,845

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,396	9,463
Buildings	102,204	102,814	102,803
Machinery and equipment	163,612	160,956	157,083
Furniture and leasehold improvements	4,289	4,304	4,237
Vehicles	545	474	475
Construction in progress	2,759	1,098	2,480

	282,694	279,042	276,541
Less: Accumulated depreciation	166,787	161,774	155,762

	115,907	117,268	120,779
Rental investment property, less accumulated depreciation of $6,706, $6,256 and $5,807	28,994	29,443	29,893

TOTAL PROPERTY, PLANT AND EQUIPMENT	144,901	146,711	150,672

Cash surrender value of officers’ life insurance and other assets	8,091	7,255	7,009
Intangible assets, net	9,410	10,944	12,430

TOTAL ASSETS	$404,464	$371,727	$391,956

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 27, 2012	June 28, 2012	December 29, 2011
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$5,636	$45,848	$24,994
Current maturities of long-term debt, including related party debt of $309, $297 and $285	12,280	12,724	10,466
Accounts payable, including related party payables of $97, $75 and $157	89,813	33,044	74,717
Dividends payable	10,889	—	—
Book overdraft	3,903	1,947	4,535
Accrued payroll and related benefits	9,340	14,677	9,147
Accrued workers’ compensation	5,070	5,100	4,818
Other accrued expenses	7,711	6,367	9,708
Income taxes payable	2,322	—	3,188

TOTAL CURRENT LIABILITIES	146,964	119,707	141,573

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $12,428, $12,585 and $12,737	35,036	36,206	40,866
Retirement plan	13,466	13,335	10,662
Deferred income taxes	966	460	1,606
Other	951	1,006	1,064

TOTAL LONG-TERM LIABILITIES	50,419	51,007	54,198

TOTAL LIABILITIES	197,383	170,714	195,771

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,370,580, 8,282,705 and 8,226,580 shares issued	84	83	82
Capital in excess of par value	104,709	103,876	103,050
Retained earnings	107,505	102,559	97,233
Accumulated other comprehensive loss	(4,039)	(4,327)	(3,002)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	207,081	201,013	196,185

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$404,464	$371,727	$391,956

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 27, 2012	December 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,835	$11,796
Depreciation and amortization	8,397	8,662
(Gain) loss on disposition of properties	(620)	91
Deferred income tax expense (benefit)	506	(504)
Stock-based compensation expense	450	402
Change in assets and liabilities:
Accounts receivable, net	3,868	(11,707)
Inventories	(21,658)	(27,000)
Prepaid expenses and other current assets	(4,824)	(3,653)
Accounts payable	56,616	46,457
Accrued expenses	(4,044)	2,213
Income taxes payable	2,508	2,371
Other long-term liabilities	(55)	(56)
Other, net	(400)	553

Net cash provided by operating activities	56,579	29,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,207)	(4,327)
Proceeds from disposition of properties	980	191
Cash surrender value of officers’ life insurance	(70)	(108)

Net cash used in investing activities	(4,297)	(4,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	158,218	142,337
Repayments of revolving credit borrowings	(198,430)	(165,328)
Principal payments on long-term debt	(1,614)	(1,907)
Increase in book overdraft	1,956	2,896
Credit facility amendment costs	—	(241)
Payment of contingent consideration	—	(944)
Issuance of Common Stock under equity award plans	312	40
Tax benefit of equity awards exercised	93	—

Net cash used in financing activities	(39,465)	(23,147)

NET INCREASE IN CASH	12,817	2,234
Cash, beginning of period	2,459	1,321

Cash, end of period	$15,276	$3,555

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 — Basis of Presentation

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2013 and fiscal 2012 are to the fiscal years ended June 27, 2013 and June 28, 2012, respectively.

•	References herein to the second quarters of fiscal 2013 and fiscal 2012 are to the quarters ended December 27, 2012 and December 29, 2011, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2013 and fiscal 2012 are to the twenty-six weeks ended December 27, 2012 and December 29, 2011, respectively.

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

Note 2 — Inventories

Inventories are stated at the lower of cost (first in, first out) or market which approximates actual cost. Raw materials and supplies include costs of nut and nut related products. Work-in-process and finished goods include labor and manufacturing overhead costs. Inventories consist of the following:

	December 27, 2012	June 28, 2012	December 29, 2011
Raw material and supplies	$107,693	$72,862	$96,046
Work-in-process and finished goods	60,349	73,522	59,892

Total	$168,042	$146,384	$155,938

Note 3 — Intangible Assets

Intangible assets subject to amortization consist of the following:

	December 27, 2012	June 28, 2012	December 29, 2011
Customer relationships	$10,600	$10,600	$10,600
Non-compete agreement	5,400	5,400	5,400
Brand names	8,090	8,090	8,090

Total intangible assets, gross	24,090	24,090	24,090

Less accumulated amortization:
Customer relationships	(3,930)	(3,174)	(2,417)
Non-compete agreement	(2,741)	(1,981)	(1,269)
Brand names	(8,009)	(7,991)	(7,974)

Total accumulated amortization	(14,680)	(13,146)	(11,660)

Net intangible assets	$9,410	$10,944	$12,430

Customer relationships and the non-compete agreement relate wholly to the Orchard Valley Harvest (“OVH”) acquisition. Customer relationships are being amortized on a straight line basis over seven years. The non-compete agreement is being amortized based upon the expected pattern of cash flow annual benefit over a five year period. The brand names consist primarily of the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name became fully amortized in fiscal 2011. The remaining brand name relates to the OVH acquisition and is being amortized on a straight line basis over five years.

Note 4 — Primary Financing Facilities

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility and subsequently amended the Credit Agreement in March 2010, July 2011 and October 2011 (as amended, the “Credit Facility”). At December 27, 2012, we had $97,499 of available credit under the Credit Facility which reflects borrowings of $5,636 and reduced availability as a result of $7,557 in outstanding letters of credit and a decreased borrowing base of $6,808. The borrowing base was negatively impacted at December 27, 2012, by a decrease in accounts receivable and net eligible inventory. As of December 27, 2012, we were in compliance with all covenants under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if the entire available amount were borrowed.

Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). As of December 27, 2012, we were in compliance with all covenants under the Mortgage Facility. We have classified $22,600 under Tranche A as long-term debt as of December 27, 2012 which represents scheduled principal payments due beyond twelve months. All amounts outstanding under Tranche B are classified as short-term debt as of December 27, 2012, since the Mortgage Lender has the option to use proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

Note 5 — Income Taxes

At the beginning of fiscal year 2013, we had gross state tax net operating losses of approximately $11,600 that will expire between 2017 and 2030 if not utilized.

As of December 27, 2012, unrecognized tax benefits and accrued interest and penalties were not material. There were no material changes to the amount of unrecognized tax benefits during the first twenty-six weeks of fiscal 2013. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

We file income tax returns with federal and state tax authorities within the United States of America. Our federal return for fiscal 2010 is currently under audit. Our federal and Illinois returns are open for audit for fiscal 2008 and later. Our California tax returns are open for audit for fiscal 2007 and later. No other tax jurisdictions are material to us.

Note 6 — Earnings Per Common Share

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

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 27, 2012	December 29, 2011	December 27, 2012	December 29, 2011
Weighted average number of shares outstanding – basic	10,838,037	10,711,430	10,817,359	10,697,039
Effect of dilutive securities:
Stock options and restricted stock units	103,205	65,180	131,316	78,239

Weighted average number of shares outstanding – diluted	10,941,242	10,776,610	10,948,675	10,775,278

The following table presents a summary of anti-dilutive stock options excluded from the computation of diluted earnings per share:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 27, 2012	December 29, 2011	December 27, 2012	December 29, 2011
Weighted average number of anti-dilutive shares:	100,250	152,000	79,750	153,813
Weighted average exercise price:	$17.76	$15.33	$18.09	$15.34

Note 7 — Stock-Based Compensation Plans

The following is a summary of stock option activity for the first half of fiscal 2013:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 28, 2012	205,500	$13.38
Activity:
Granted	1,500	16.65
Exercised	(30,875)	10.11
Forfeited	(500)	7.80

Outstanding at December 27, 2012	175,625	$14.00	2.92	$819

Exercisable at December 27, 2012	172,250	$14.01	2.81	$803

The change in non-vested stock option activity was insignificant during the first half of fiscal 2013.

The following is a summary of restricted stock unit activity for the first half of fiscal 2013:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 28, 2012	220,500	$10.71
Activity:
Granted	66,294	16.40
Exercised	(57,000)	12.47
Forfeited	—	—

Outstanding at December 27, 2012	229,794	$11.91

Restricted stock units granted to employees and non-employee outside directors vest over a three and one year period, respectively. Of the restricted stock units outstanding as of December 27, 2012, 40,000 are vested and the non-vested restricted stock units will vest over a weighted average period of 1.7 years.

Compensation expense attributable to stock-based compensation during each of the first twenty-six weeks of fiscal 2013 and fiscal 2012 was $450 and $402, respectively. As of December 27, 2012, there was $1,592 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.7 years.

Note 8 — Special Cash Dividend

On December 10, 2012, our Board of Directors, after considering the financial position of our Company, declared a special cash dividend of $1.00 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “Special Dividend”). The Special Dividend was paid December 28, 2012, to stockholders of record at the close of business on December 20, 2012. The ex-dividend date was the close of business on December 18, 2012. The Company obtained the appropriate consent from the Bank Lenders in order to declare and pay this Special Dividend. The total amount of cash paid to stockholders under the Special Dividend December 28, 2012 was $10,889.

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

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 27, 2012	December 29, 2011	December 27, 2012	December 29, 2011
Service cost	$85	$60	$171	$121
Interest cost	143	150	285	300
Amortization of prior service cost	240	240	479	479
Amortization of gain	—	(47)	—	(93)

Net periodic benefit cost	$468	$403	$935	$807

Note 10 — Sale of Real Property

In September 2012, we completed the sale of land and a building where we owned and operated a retail store in Barrington, Illinois. Proceeds from the sale were $870, net of expenses of $45, and resulted in a pre-tax gain of $660 which is recorded in administrative expenses for the twenty-six weeks ended December 27, 2012.

Note 11 — Distribution Channel and Product Type Sales Mix

We operate in a single reportable segment through which we sell various nut and nut related products through multiple distribution channels.

The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Twenty-six Weeks Ended
Distribution Channel	December 27, 2012	December 29, 2011	December 27, 2012	December 29, 2011
Consumer	$140,287	$150,396	$247,894	$239,772
Commercial Ingredients	43,153	43,081	86,519	88,212
Contract Packaging	23,025	19,253	41,505	34,617
Export	9,154	10,579	17,208	17,508

Total	$215,619	$223,309	$393,126	$380,109

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 27, 2012	December 29, 2011	December 27, 2012	December 29, 2011
Peanuts	16.1%	15.1%	18.0%	15.9%
Pecans	23.5	24.7	20.2	22.1
Cashews & Mixed Nuts	17.9	19.8	18.4	20.6
Walnuts	13.8	12.8	12.8	12.0
Almonds	12.5	11.3	13.9	12.7
Other	16.2	16.3	16.7	16.7

Total	100.0%	100.0%	100.0%	100.0%

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

Note 13 — Fair Value of Financial Instruments

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

The carrying values of cash, trade accounts receivable and accounts payable approximate their fair values at each balance sheet date because of the short-term maturities and nature of these balances.

The carrying value of our revolving credit facility borrowings approximates fair value at each balance sheet date because of the short-term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The estimated fair value of our long-term debt, including current maturities, was $52,074 at December 27, 2012 and the related carrying value was $47,316. The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt and the rates on the variable portion of our long-term debt were reset last fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2013 and fiscal 2012 are to the fiscal years ended June 27, 2013 and June 28, 2012, respectively.

•	References herein to the second quarters of fiscal 2013 and fiscal 2012 are to the quarters ended December 27, 2012 and December 29, 2011, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2013 and fiscal 2012 are to the twenty-six weeks ended December 27, 2012 and December 29, 2011, respectively.

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and JBSS Properties, LLC, a wholly-owned subsidiary of John B. Sanfilippo & Son, Inc. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands (also known as and previously referred to as “private label”) and under the Fisher, Orchard Valley Harvest, and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, natural snacks and trail mixes, sunflower seeds, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. We distribute our products in the consumer, commercial ingredients, contract packaging and export distribution channels.

We developed a five-year strategic plan (the “Strategic Plan”) during fiscal 2009 to help us achieve long-term profitable growth. Our long-term goals include:

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

We have executed portions of our Strategic Plan during the first half of fiscal 2013. We are in the process of establishing a representative office in Shanghai to better support our Fisher brand sales in China. Domestic sales volume of our Fisher baking and snack nut products increased significantly during the first half of fiscal 2013 compared to the first half of fiscal 2012. This growth was achieved through a combination of new marketing programs, increased sales to existing customers and distribution to new baking nut customers.

We face a number of challenges in the future. Specific challenges, among others, include: high tree nut commodity costs (including as a result of significant demand for pecans and walnuts in China), intensified competition for market share from both private brand and brand name nut products and executing our Strategic Plan. We will continue to focus on seeking profitable business opportunities to further the utilization of our production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (which is also our corporate headquarters) (the “Elgin Site”). We expect to continue to be able to devote more funds in fiscal 2013 and beyond to promote and advertise our Fisher brand and to develop new products for our branded and private brand businesses. However, these efforts have proved to be challenging because, among other things, consumer preferences in snack nuts have shifted towards lower-priced private brand products from higher-priced brand name products as a result of economic conditions. Although such consumer preferences benefited our private brand product sales with most of our private brand customers, the profit margins for private brand products are typically lower than they are for branded products. We are encouraged by the increase in sales volume for our Fisher brand, particularly for our Fisher baking nut products, and we expect to continue to emphasize the brand name portion of our business. We believe that our efforts to grow our Fisher brand will be aided by anticipated lower market prices for peanuts, pecans and cashews in the remainder of fiscal 2013. In general, while tree nut market prices are expected to remain higher than historical averages, we do anticipate a modest overall price decrease for nut commodities in fiscal 2013. Drought conditions experienced in much of the United States in 2012 did not have a significant effect on the production of tree nuts and peanuts. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $215.6 million for the second quarter of fiscal 2013 decreased 3.4% from our net sales of $223.3 million for the second quarter of fiscal 2012. Net sales for the first twenty-six weeks of fiscal 2013 increased by $13.0 million, or 3.4%, to $393.1 million from net sales of $380.1 million for the first twenty-six weeks of fiscal 2012.

Gross profit increased by $1.2 million and our gross profit margin, as a percentage of net sales, increased to 17.0% for the second quarter of fiscal 2013 compared to 15.9% for the second quarter of fiscal 2012. Gross profit increased by $10.0 million and our gross profit margin, as a percentage of net sales, increased to 17.1% from 15.1% for the first twenty-six weeks of fiscal 2013 compared to the first twenty-six weeks of fiscal 2012.

Total operating expenses for the second quarter of fiscal 2013 increased by $2.6 million to 10.3% of net sales from 8.8% of net sales for the second quarter of fiscal 2012. For the first half of fiscal 2013 total operating expenses increased by $3.0 million to 9.9% of net sales compared to 9.5% of net sales for the first half of fiscal 2012.

The total value of inventories on hand at the end of the second quarter of fiscal 2013 increased by $12.1 million, or 7.8%, in comparison to the total value of inventories on hand at the end of the second quarter of fiscal 2012.

Acquisition costs for tree nuts, with the exception of walnuts and almonds, have decreased in the 2012 crop year (which falls into our 2013 fiscal year), but acquisition costs still remain at levels that are significantly higher than historical averages. While we have completed procurement of inshell walnuts during the first half of fiscal 2013, the total payments to our walnut growers will not be determined until the third quarter of fiscal 2013. We will determine the final prices paid to the walnut growers based upon current market prices and other factors. We have estimated the final payments to be made to our walnut growers using currently available information. Our walnut grower liability and our walnut inventory costs are recorded as of December 27, 2012 based upon our estimate of the final payments. Any difference between our estimated final payments and the actual final payments will be determined during the third quarter of fiscal 2013 and will be recognized in our financial results at that time.

Peanut market prices have decreased during the 2012 crop year. Peanut market prices were extremely high for the 2011 crop due to reduced acreage, reduced yields caused by drought conditions in the majority of the peanut growing areas in the United States and the poor quality of the 2010 crop carryover stocks. The major domestic peanut growing areas did not experience drought conditions for the 2012 crop year and planted acreage and yields increased significantly which has led to a record crop. While peanut sales have increased during the quarter and year to date comparisons, sales volume has declined. We anticipate that consumer demand for peanuts will return to historical levels as peanut prices decline.

For the first time since 1995 our Board of Directors, after considering the financial position of our Company, declared a dividend. The special cash dividend of $1.00 per share on all issued and outstanding shares of Common Stock and Class A Common stock of the Company was declared on December 10, 2012 and paid the first day of our third fiscal quarter, December 28, 2012. We paid a total of $10.9 million to our stockholders.

RESULTS OF OPERATIONS

Net Sales

Our net sales of $215.6 million in the second quarter of fiscal 2013 decreased 3.4% from net sales of $223.3 million for the second quarter of fiscal 2012. Higher sales prices did not fully offset a 9.2% decline in sales volume, as measured by pounds sold. A decline in sales volume for peanut products primarily led to the decline in sales volume for the quarterly comparison. The decline was mainly attributable to the impact of higher selling prices on consumer demand for these products.

Our net sales increased by $13.0 million, or 3.4%, for the first twenty-six weeks of fiscal 2013 compared to the same period of fiscal 2012. Higher selling prices offset a 5.4% decrease in sales volume. The decrease in sales volume was driven by lower sales volume of peanut products, mainly attributable to the impact of higher selling prices on consumer demand for these products.

The following table shows a comparison of sales by distribution channel (dollars in thousands):

	For the Quarter Ended		For the Twenty-six Weeks Ended
Distribution Channel	December 27, 2012	December 29, 2011	December 27, 2012	December 29, 2011
Consumer	$140,287	$150,396	$247,894	$239,772
Commercial Ingredients	43,153	43,081	86,519	88,212
Contract Packaging	23,025	19,253	41,505	34,617
Export	9,154	10,579	17,208	17,508

Total	$215,619	$223,309	$393,126	$380,109

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 27, 2012	December 29, 2011	December 27, 2012	December 29, 2011
Peanuts	16.1%	15.1%	18.0%	15.9%
Pecans	23.5	24.7	20.2	22.1
Cashews & Mixed Nuts	17.9	19.8	18.4	20.6
Walnuts	13.8	12.8	12.8	12.0
Almonds	12.5	11.3	13.9	12.7
Other	16.2	16.3	16.7	16.7

Total	100.0%	100.0%	100.0%	100.0%

Net sales in the consumer distribution channel decreased by 6.7% in dollars, and decreased 14.1% in sales volume in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Private brand consumer sales volume decreased by 18.2% in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 due primarily to our discontinued sales to a private brand baking nut customer which occurred in the first quarter of this fiscal year and lower sales volume at a major customer. We chose to discontinue selling our products to this particular private brand baking nut customer primarily due to two reasons: (i) our need for tree nuts to sustain the growth of our Fisher baking nut business at a time of reduced supplies of pecans and walnuts, and (ii) our unwillingness to use our unique re-sealable and stand-up Fisher style packaging for private brand customers, as was requested by that particular customer. Finally, sales volume declined for fruit and nut mixes at the same major customer mentioned earlier primarily as a result of unit weight downsizing. Fisher brand baking nut sales volume increased 14.5% in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Higher baking nut sales to existing baking nut customers combined with $3.5 million in sales to new baking nut customers more than offset lower snack nut sales volume. Sales volume for both private brand and branded nut products were negatively affected by a decrease in consumer demand for nuts and nut products due to higher selling prices caused by higher commodity acquisition costs.

In the first twenty-six weeks of fiscal 2013, net sales in the consumer distribution channel increased by 3.4% in dollars, but decreased 6.9% in sales volume compared to the first twenty-six weeks of fiscal 2012. Private brand consumer sales volume decreased by 10.6% in the first twenty-six weeks of fiscal 2013 compared to the same period of fiscal 2012 due primarily to the loss of a baking nut customer for the same reasons already discussed and lower sales volume at a major customer. Fisher brand baking nut sales volume increased by 20.8% in the first twenty-six weeks of fiscal 2013 compared to the first twenty-six weeks of fiscal 2012 due primarily to higher sales to existing customers and $5.6 million in sales to new baking nut customers.

Net sales in the commercial ingredients distribution channel were consistent in dollars, but decreased 5.3% in sales volume in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. In the first twenty-six weeks of fiscal 2013, net sales in the commercial ingredients distribution channel decreased by 1.9% in dollars, and decreased 8.8% in sales volume compared to the same period of fiscal 2012. The sales volume decrease, for both the quarterly and twenty-six week periods, was primarily due to the impact of high peanut and walnut prices on customer demand.

Net sales in the contract packaging distribution channel increased by 19.6% in dollars, and increased 12.6% in sales volume in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Net sales in the contract packaging distribution channel increased by 19.9% in dollars, and increased 14.0% in sales volume in the first twenty-six weeks of fiscal 2013 compared to the first twenty-six weeks of fiscal 2012. The sales volume increase, for both the quarterly and twenty-six week periods, was driven by new distribution gained and new products launched by a major contract packaging customer.

Net sales in the export distribution channel decreased by 13.5% in dollars, and decreased 17.0% in sales volume in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Net sales in the export distribution channel decreased by 1.7% in dollars, and decreased 17.5% in sales volume in the first twenty-six weeks of fiscal 2013 compared to the first twenty-six weeks of fiscal 2012. The decrease, for both the quarterly and twenty-six week periods, was due primarily to the impact of higher peanut prices on customer demand.

Gross Profit

Gross profit increased by $1.2 million, or 3.5%, to $36.7 million for the second quarter of fiscal 2013 from $35.4 million for the second quarter of fiscal 2012. Our gross profit margin, as a percentage of net sales, increased to 17.0% for the second quarter of fiscal 2013 compared to 15.9% for the second quarter of fiscal 2012. Gross profit increased by $10.0 million, or 17.6%, to $67.2 million for the first six months of fiscal 2013 from $57.2 million for the first six months of fiscal 2012. Our gross profit margin, as a percentage of net sales, increased to 17.1% for the first six months of fiscal 2013 compared to 15.1% for the first six months of fiscal 2012. The improvement in gross profit and gross profit margin, for both the quarterly and twenty-six week periods, was due to a shift in sales volume to higher-margin Fisher brand sales as previously discussed, and continued improvement in the alignment of selling prices and acquisition costs.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2013 increased by $2.6 million to $22.3 million. Operating expenses for the second quarter of fiscal 2013 increased to 10.3% of net sales from 8.8% of net sales for the second quarter of fiscal 2012.

Selling expenses for the second quarter of fiscal 2013 were $14.6 million, an increase of $2.3 million, or 18.5%, from the amount recorded for the second quarter of fiscal 2012 due primarily to a $2.8 million increase in marketing and advertising expenses to support our initiative to grow the Fisher brand. This increase in selling expenses for the second quarter of fiscal 2013 was partially offset by (i) a $0.5 million decrease in freight expense due to lower sales volume and (ii) a $0.4 million decrease in broker commissions due primarily to a shift in customer mix.

Administrative expenses for the second quarter of fiscal 2013 were $7.7 million, an increase of $0.3 million, or 4.3%, from the second quarter of fiscal 2012 due primarily to a $0.5 million increase in professional services. This increase in professional services was partially offset by a $0.3 million decrease in incentive compensation expense.

Total operating expenses for the first twenty-six weeks of fiscal 2013 increased by $3.0 million to $39.0 million. Operating expenses for the first twenty-six weeks of fiscal 2013 increased to 9.9% of net sales from 9.5% of net sales for the first twenty-six weeks of fiscal 2012.

Selling expenses for the first twenty-six weeks of fiscal 2013 were $24.8 million, an increase of $2.4 million, or 10.9%, from the amount recorded for the first twenty-six weeks of fiscal 2012 due primarily to a $3.1 million increase in marketing and advertising expenses to support our initiative to grow the Fisher brand. This increase in selling expenses for the first half of fiscal 2013 was partially offset by (i) a $0.7 million decrease in freight expense due to lower sales volume and (ii) a $0.4 million decrease in broker commissions due primarily to a shift in customer mix.

Administrative expenses for the first twenty-six weeks of fiscal 2013 were $14.2 million, an increase of $0.6 million, or 4.3%, from the first twenty-six weeks of fiscal 2012 due primarily to (i) a $1.0 million increase in professional services and (ii) a $0.3 million increase in employee benefits. This increase in administrative expenses was partially offset by the $0.7 million gain on sale of assets.

Income from Operations

Due to the factors discussed above, income from operations decreased to $14.4 million, or 6.7% of net sales, for the second quarter of fiscal 2013 from $15.8 million, or 7.1% of net sales, for the second quarter of fiscal 2012.

Due to the factors discussed above, income from operations increased to $28.3 million, or 7.2% of net sales, for the first twenty-six weeks of fiscal 2013 from $21.3 million, or 5.6% of net sales, for the first twenty-six weeks of fiscal 2012.

Interest Expense

Interest expense was $1.1 million for the second quarter of fiscal 2013 compared to $1.3 million for the second quarter of fiscal 2012. Interest expense was $2.4 million for the first twenty-six weeks of fiscal 2013 compared to $2.6 million for the first twenty-six weeks of fiscal 2012. The decrease in interest expense, for both the quarterly and twenty-six week periods, was due primarily to lower levels of short-term borrowings in the second quarter of fiscal 2013. This decline in short-term borrowings occurred mainly as a result of significantly lower acquisition costs for pecans during the current second quarter compared to acquisition costs for pecans during last year’s second quarter.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for both the second quarter of fiscal 2013 and the second quarter of fiscal 2012.

Net rental and miscellaneous expense was $0.8 million for the first twenty-six weeks of fiscal 2013 compared to $0.6 for the first twenty-six weeks of fiscal 2012.

Income Tax Expense

Income tax expense was $4.7 million, or 36.3% of income before income taxes (the “effective tax rate”), for the second quarter of fiscal 2013 compared to $4.8 million, or 34.0% of income before income taxes for the second quarter of fiscal 2012. For the first twenty-six weeks of fiscal 2013, income tax expense was $9.3 million, or 37.0% of income before income taxes, compared to $6.2 million, or 34.6% of income before income taxes for the comparable period last year. The increase in the effective tax rate for both the quarterly and twenty-six week periods of fiscal 2013 is mainly due to the favorable impact of approximately $0.2 million of discrete items in the second quarter and the first twenty-six weeks of fiscal 2012.

Net Income

Net income was $8.3 million, or $0.77 per common share (basic) and $0.76 per common share (diluted), for the second quarter of fiscal 2013, compared to $9.4 million, or $0.87 per common share (basic and diluted), for the second quarter of fiscal 2012.

Net income was $15.8 million, or $1.46 per common share (basic) and $1.45 per common share (diluted), for the first twenty-six weeks of fiscal 2013, compared to net income of $11.8 million, or $1.10 per common share (basic) and $1.09 per common share (diluted), for the first twenty-six weeks of fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan, and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended in March 2010, July 2011 and October 2011 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility, due to our improved financial performance in the past, have allowed us to consummate the OVH acquisition in fiscal 2010, devote more funds to promote our products, (especially our Fisher and Orchard Valley Harvest brands), pay a one-time special cash dividend, and explore other growth strategies outlined in our Strategic Plan, which may include further acquisitions, expansion into existing markets and international markets such as China. The consummation of any significant future acquisitions would generally require approval of our lenders under the Credit Facility.

Our financial performance for the first six months of fiscal 2013 showed a general improvement over the first six months of fiscal 2012. Our efforts to grow our Fisher brand showed results as sales volume in the consumer distribution channel has increased by 13.4% over the first half of fiscal 2012 through growth at existing customers and the acquisition of new customers. We currently expect that most commodity costs other than almonds, while higher than historical averages, will remain consistent during the remainder of fiscal 2013.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

Cash was $15.3 million at December 27, 2012, an increase of $12.8 million, from the balance at June 28, 2012 in anticipation of the special dividend payment made on December 28, 2012.

Operating Activities. Net cash provided by operating activities was $56.6 million for the first twenty-six weeks of fiscal 2013 compared to $29.6 million for the first twenty-six weeks of fiscal 2012. This increase was due to improved operating results and positive changes in working capital, primarily accounts receivable and accounts payable. Our nut commodity purchases were $3.3 million lower during the first twenty-six weeks of fiscal 2013 than the first twenty-six weeks of fiscal 2012, primarily due to decreasing commodity costs of pecans and cashews.

Net accounts receivable were $46.0 million at December 27, 2012, a decrease of $3.9 million, or 7.8%, from the balance at June 28, 2012, and a decrease of $4.7 million, or 9.3%, from the balance at December 29, 2011. The decrease in net accounts receivable from June 28, 2012 to December 27, 2012 is due to slightly lower sales in the month of December 2012 than in the month of June 2012 combined with improved collections. The decrease in net accounts receivable from December 29, 2011 to December 27, 2012 is due primarily to lower dollar sales in December 2012 compared to December 2011.

Accounts receivable allowances were $4.9 million, $2.9 million and $4.7 million at December 27, 2012, June 28, 2012 and December 29, 2011, respectively. The increase in accounts receivable allowances at December 27, 2012 compared to June 28, 2012 is due to higher sales in the second quarter of fiscal 2013 compared to sales in the fourth quarter of fiscal 2012, combined with the overall increase in Fisher branded business which has more promotional activity than private brands.

Total inventories were $168.0 million at December 27, 2012, an increase of $21.6 million, or 14.8%, from the inventory balance at June 28, 2012, and an increase of $12.1 million, or 7.8%, from the inventory balance at December 29, 2011. The increase at December 27, 2012 compared to June 28, 2012 is due primarily to the timing of commodity purchases. The increase at December 27, 2012 compared to December 29, 2011 is due mainly to increases in quantities on hand of peanuts, walnuts and pecans driven by increased supply of peanuts and the timing of pecan purchases.

Raw nut input stocks increased by 15.4 million pounds or 30.4% at December 27, 2012 compared to December 29, 2011. The increase was attributable mainly to the earlier commencement of the pecan purchases and to increases in raw peanut and in-shell walnut inventories. The weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2013 decreased by 11.1% as compared to the weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2012 mainly because of lower per pound acquisition costs for pecans.

Investing Activities. Cash used in investing activities was $4.3 million during the first twenty-six weeks of fiscal 2013 compared to $4.2 million for the same period last year. We spent $5.2 million on capital expenditures in the first half of fiscal 2013 compared to $4.3 million during the first half of fiscal 2012. We expect total capital expenditures for equipment upgrades, facility maintenance and food safety enhancements for fiscal 2013 to be approximately $10.5 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Financing Activities. Cash used in financing activities was $39.5 million during the first twenty-six weeks of fiscal 2013 compared to $23.1 million for the same period last year. We repaid $1.6 million of long-term debt during the first twenty-six weeks of fiscal 2013, of which $1.3 million was related to the Mortgage Facility (as defined below). The net decrease in borrowings outstanding under our Credit Facility was $40.2 million during the first twenty-six weeks of fiscal 2013 compared to a net decrease of borrowings under our Credit Facility of $23.0 million during the first twenty-six weeks of fiscal 2012. This decrease in short-term borrowings under our Credit Facility occurred primarily as a result of significantly lower acquisition costs for pecans purchased from growers during the current second quarter compared to acquisition costs for pecans purchased from growers during the prior fiscal year’s second quarter.

Challenging economic conditions and increased commodity costs may adversely impact demand for consumer products. These conditions could, among other things, have a material adverse effect on the cash received from our operations. See Part II, Item 1A — “Risk Factors”.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into the Elgin Site. As part of the facility consolidation project, on April 15, 2005, we closed on the $48.0 million purchase of the Elgin Site. The Elgin Site includes both an office building and a warehouse, and affords us increased production capacity, such that we are currently able to offer our services to existing and new customers on an expanded basis. We are currently attempting to find replacement tenant(s) for the space that was previously rented by the seller of the Elgin Site. Until replacement tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 70% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the Elgin Site.

On March 28, 2006, our wholly-owned subsidiary JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and JBSS Properties, LLC entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among the Company, certain related party partnerships and the City (the “Development Agreement”). The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender (as defined below) prior to the sale of the Old Elgin Site. Also, the State of Illinois, the original owner of the Old Elgin Site that sold it to the City, has the option to repurchase the Old Elgin Site. While we currently have an agreed upon sales contract and have begun the process of having the State of

Illinois waive their repurchase option, there is no assurance that a sale will occur in the next twelve months, if at all. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that may or may not be included in any future sale. We incurred $6.8 million of gross costs under the Development Agreement, and had carrying values of $6.2 million, $6.2 million and $6.3 million at December 27, 2012, June 28, 2012 and December 29, 2011, respectively, which are recorded as “Rental investment property”.

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

The Credit Facility, as amended, matures on July 15, 2016. At our election, borrowings under the Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the borrowing base calculation, ranging from 0.75% to 1.25% or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the borrowing base calculation, ranging from 1.75% to 2.25%. The portion of the borrowing base calculation under the Credit Facility based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. At December 27, 2012, the weighted average interest rate for the Credit Facility was 4.0%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 27, 2012, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At December 27, 2012, we had $97.5 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that may or may not be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 27, 2012, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $22.6 million has been classified as long-term debt as of December 27, 2012 which represents scheduled principal payments under Tranche A that are due beyond twelve months. All $6.3 million outstanding under Tranche B are classified as short-term debt as of December 27, 2012, since the Mortgage Lender has the option to use proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

We financed the acquisition, construction and equipping of our Bainbridge, Georgia facility (a peanut shelling plant) with industrial development bonds (the “bonds”) in 1987. At December 27, 2012, we had $3.3 million in aggregate principal amount of the bonds outstanding. On June 1, 2011, we remarketed the bonds, resetting the interest rate at 3.00% through May 2013, and at a market rate to be determined thereafter. On June 1, 2013, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.6 million on June 1, 2013 to $0.8 million on June 1, 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any. Since the bonds may be payable at the interest reset date of June 1, 2013, the entire aggregate balance of $3.3 million is classified as a current liability as of December 27, 2012.

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 27, 2012, $12.7 million of the debt obligation was outstanding.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical (including statements concerning our expectations regarding market risk) are “forward looking statements.” These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes”, “should” and “expects” and are based on our current expectations or beliefs concerning future events and involve risks and uncertainties. We caution that such statements are qualified by important factors, including the factors referred to in Part II, Item 1A — “Risk Factors”, and other factors, risks and uncertainties that are beyond our control. Consequently, our actual results could differ materially. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, such as a decline in sales to one or more key customers, a decline in sales of private brand products or changing consumer preferences; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where we are financially responsible for such losses; (vi) our ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vii) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (viii) our ability to retain key personnel; (ix) the effect of the actions and decisions of the group that has the majority of the voting power with regard to our outstanding common equity (which may make a takeover or change in control more difficult), including the effect of any agreements pursuant to which such group has pledged a substantial amount of its securities of the Company; (x) the potential negative impact of government regulations, including the Public Health Security and Bioterrorism Preparedness and Response Act and laws and regulations pertaining to food safety, such as the Food Safety Modernization Act; (xi) our ability to do business in emerging markets while protecting our intellectual property in such markets; (xii) uncertainty in economic conditions, including the potential for economic downturn; (xiii) our ability to obtain additional capital, if needed; (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control; (xv) the adverse effect of litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xvi) losses associated with our status as a licensed nut warehouse operator under the United States Warehouse Act; (xvii) the inability to implement our Strategic Plan or realize other efficiency measures; (xviii) technology disruptions or failures; (xix) the inability to protect our intellectual property or avoid intellectual property disputes; and (xx) our ability to successfully integrate and/or identify acquisitions and joint ventures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2012.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 27, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 27, 2012, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 27, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 12—Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2012. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 28, 2012 during the first twenty-six weeks of fiscal 2013 other than the following:

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 31, 2013.

JOHN B. SANFILIPPO & SON, INC.

By:	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987, dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.4	The Registrant’s 1998 Equity Incentive Plan(4)

*10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

*10.12	The Registrant’s Restated Supplemental Retirement Plan (10)

*10.13	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

*10.14	Amended and Restated Sanfilippo Value Added Plan, dated August 31, 2011(19)

Exhibit Number	Description

10.15	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

10.16	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.17	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.22	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.23	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

*10.24	The Registrant’s 2008 Equity Incentive Plan, as amended(21)

*10.25	The Registrant’s Employee Restricted Stock Unit Award Agreement(14)

*10.26	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement(14)

*10.27	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement(17)

10.28	Form of Indemnification Agreement(15)

**10.29	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(16)

10.30	Purchase Agreement by and between the Company and Orchard Valley Harvest, Inc. dated May 5, 2010, and signed by Stephen J. Kerr, John Potter and Matthew I. Freidrich, solely as the Trustee of the Payton Potter 2007 Irrevocable Trust(17)

10.31	Form of Change-of-Control Employment Security Agreement and Non-Compete(19)

10.32	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(18)

10.33	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(20)

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

Exhibit Number	Description

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

†101.INS	XBRL Instance Document, furnished herewith

† 101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith

† 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith

† 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith

† 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith

† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
†	The Interactive Data Files on Exhibits 101 are deemed furnished, not filed.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2008 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2010 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012 (Commission File No. 0-19681).