Form 10-Q
period 2013-03-28
SANFILIPPO JOHN B & SON INC
filed 2013-05-01
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2013

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

As of April 24, 2013, 8,390,080 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 28, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except earnings per share)

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 28, 2013	March 29, 2012	March 28, 2013	March 29, 2012
Net sales	$163,815	$153,760	$556,941	$533,869
Cost of sales	140,936	131,666	466,813	454,568

Gross profit	22,879	22,094	90,128	79,301

Operating expenses:
Selling expenses	11,565	10,948	36,342	33,293
Administrative expenses	7,990	7,113	22,167	20,702

Total operating expenses	19,555	18,061	58,509	53,995

Income from operations	3,324	4,033	31,619	25,306

Other expense:
Interest expense including $289, $308, $873 and $870 to related parties	1,171	1,369	3,521	4,010
Rental and miscellaneous expense, net	364	407	1,183	1,014

Total other expense, net	1,535	1,776	4,704	5,024

Income before income taxes	1,789	2,257	26,915	20,282
Income tax expense	1,447	817	10,738	7,046

Net income	$342	$1,440	$16,177	$13,236
Other comprehensive income:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	239	193	718	579

Income tax expense related to pension adjustments	(96)	(74)	(287)	(220)

Other comprehensive income, net of tax:	143	119	431	359

Comprehensive income	$485	$1,559	$16,608	$13,595

Net income per common share-basic	$0.03	$0.13	$1.49	$1.24

Net income per common share-diluted	$0.03	$0.13	$1.47	$1.23

Cash dividends declared per share	$—	$—	$1.00	$—

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 28, 2013	June 28, 2012	March 29, 2012
ASSETS
CURRENT ASSETS:
Cash	$1,506	$2,459	$2,675
Accounts receivable, less allowances of $3,538, $2,867 and $3,571	51,355	49,867	41,048
Inventories	166,754	146,384	176,868
Deferred income taxes	4,913	4,823	4,882
Prepaid expenses and other current assets	5,558	3,284	4,157
Assets held for sale	6,175	—	—

TOTAL CURRENT ASSETS	236,261	206,817	229,630

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,396	9,396
Buildings	102,424	102,814	102,803
Machinery and equipment	166,005	160,956	159,128
Furniture and leasehold improvements	4,340	4,304	4,237
Vehicles	527	474	474
Construction in progress	933	1,098	1,538

	283,514	279,042	277,576
Less: Accumulated depreciation	169,807	161,774	158,535

	113,707	117,268	119,041
Rental investment property, less accumulated depreciation of $6,272, $6,256 and $6,032	22,621	29,443	29,668

TOTAL PROPERTY, PLANT AND EQUIPMENT	136,328	146,711	148,709

Cash surrender value of officers’ life insurance and other assets	7,945	7,255	6,853
Intangible assets, net	8,643	10,944	11,687

TOTAL ASSETS	$389,177	$371,727	$396,879

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 28, 2013	June 28, 2012	March 29, 2012
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$42,047	$45,848	$68,856
Current maturities of long-term debt, including related party debt of $315, $297 and $291	12,130	12,724	10,185
Accounts payable, including related party payables of $309, $75 and $269	42,532	33,044	39,606
Book overdraft	9,112	1,947	4,734
Accrued payroll and related benefits	10,923	14,677	10,514
Accrued workers’ compensation	5,128	5,100	5,000
Other accrued expenses	8,340	6,367	6,046
Income taxes payable	1,192	—	110

TOTAL CURRENT LIABILITIES	131,404	119,707	145,051

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $12,347, $12,585 and $12,662	34,351	36,206	40,182
Retirement plan	13,531	13,335	10,710
Deferred income taxes	959	460	1,839
Other	923	1,006	1,035

TOTAL LONG-TERM LIABILITIES	49,764	51,007	53,766

TOTAL LIABILITIES	181,168	170,714	198,817

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,385,580, 8,282,705 and 8,239,080, shares issued	84	83	82
Capital in excess of par value	105,152	103,876	103,368
Retained earnings	107,847	102,559	98,673
Accumulated other comprehensive loss	(3,896)	(4,327)	(2,883)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	208,009	201,013	198,062

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$389,177	$371,727	$396,879

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Thirty-nine Weeks Ended
	March 28, 2013	March 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,177	$13,236
Depreciation and amortization	12,607	12,959
Gain on disposition of properties, net	(608)	(4)
Deferred income tax expense (benefit)	409	(211)
Stock-based compensation expense	682	657
Change in assets and liabilities:
Accounts receivable, net	(1,488)	(2,017)
Inventories	(20,370)	(47,930)
Prepaid expenses and other current assets	(2,460)	(1,078)
Accounts payable	9,488	11,346
Accrued expenses	(1,742)	858
Income taxes payable	1,378	(707)
Other long-term liabilities	(83)	(85)
Other, net	11	749

Net cash provided by (used in) operating activities	14,001	(12,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,406)	(6,032)
Proceeds from disposition of properties	984	434
Other	(142)	(99)

Net cash used in investing activities	(5,564)	(5,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	252,586	246,291
Repayments of revolving credit borrowings	(256,387)	(225,420)
Principal payments on long-term debt	(2,449)	(2,872)
Increase in book overdraft	7,165	3,095
Dividends paid	(10,889)	—
Credit facility amendment costs	—	(241)
Payment of contingent consideration	—	(1,702)
Issuance of Common Stock under equity award plans	481	127
Other	103	—

Net cash (used in) provided by financing activities	(9,390)	19,278

NET (DECREASE) INCREASE IN CASH	(953)	1,354
Cash, beginning of period	2,459	1,321

Cash, end of period	$1,506	$2,675

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 — Basis of Presentation

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and our two wholly-owned subsidiaries, JBSS Real Estate, LLC and JBSS Ventures, LLC. During the third quarter of fiscal 2013, JBSS Properties, LLC transferred all of its real estate holdings to JBSS Real Estate, LLC (a recently formed subsidiary) and JBSS Properties, LLC changed its name to JBSS Ventures, LLC. We were incorporated under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2013 and fiscal 2012 are to the fiscal year ending June 27, 2013 and the fiscal year ended June 28, 2012, respectively.

•	References herein to the third quarters of fiscal 2013 and fiscal 2012 are to the quarters ended March 28, 2013 and March 29, 2012, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2013 and fiscal 2012 are to the thirty-nine weeks ended March 28, 2013 and March 29, 2012, respectively.

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

Note 2 — Inventories

Inventories are stated at the lower of cost (first in, first out) or market which approximates actual cost. Raw materials and supplies include costs of nut and nut related products. Work-in-process and finished goods include labor and manufacturing overhead costs. Inventories consist of the following:

	March 28, 2013	June 28, 2012	March 29, 2012
Raw material and supplies	$100,988	$72,862	$104,687
Work-in-process and finished goods	65,766	73,522	72,181

Total	$166,754	$146,384	$176,868

Note 3 — Intangible Assets

Intangible assets subject to amortization consist of the following:

	March 28, 2013	June 28, 2012	March 29, 2012
Customer relationships	$10,600	$10,600	$10,600
Non-compete agreement	5,400	5,400	5,400
Brand names	8,090	8,090	8,090

Total intangible assets, gross	24,090	24,090	24,090

Less accumulated amortization:
Customer relationships	(4,310)	(3,174)	(2,796)
Non-compete agreement	(3,120)	(1,981)	(1,624)
Brand names	(8,017)	(7,991)	(7,983)

Total accumulated amortization	(15,447)	(13,146)	(12,403)

Net intangible assets	$8,643	$10,944	$11,687

Customer relationships and the non-compete agreement relate wholly to the Orchard Valley Harvest (“OVH”) acquisition completed in 2010. Customer relationships are being amortized on a straight line basis over seven years. The non-compete agreement is being amortized based upon the expected pattern of cash flow annual benefit over a five year period. The brand names consist primarily of the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name became fully amortized in fiscal 2011. The remaining brand name relates to the OVH acquisition and is being amortized on a straight line basis over five years.

Note 4 — Primary Financing Facilities

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility and subsequently amended the Credit Agreement in March 2010, July 2011, October 2011 and January 2013 (as amended, the “Credit Facility”). The Consent and Fourth Amendment to Credit Agreement that was executed in January 2013 permitted us to sell certain intellectual property assets and invest in the capital stock of a company. See Note 12. At March 28, 2013, we had $67,896 of available credit under the Credit Facility which reflects borrowings of $42,047 and reduced availability as a result of $7,557 in outstanding letters of credit. As of March 28, 2013, we were in compliance with all covenants under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if the entire available amount were borrowed.

Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). As of March 28, 2013, we were in compliance with all covenants under the Mortgage Facility. We have classified $22,000 under Tranche A as long-term debt as of March 28, 2013 which represents scheduled principal payments due beyond twelve months. All amounts outstanding under Tranche B are classified as short-term debt as of March 28, 2013, since the Mortgage Lender has the option to use proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B. As described in Note 11, we currently have an agreed upon sales contract for the site in Elgin, Illinois that was originally purchased for our facility consolidation project.

Note 5 — Income Taxes

We recorded approximately $776 of discrete income tax items during the third quarter of fiscal 2013. Consequently, we recognized income tax expense of $1,447 for the third quarter of fiscal 2013 which resulted in an effective tax rate of 80.9%. The effective tax rate for the thirty-nine weeks ended March 28, 2013 was 39.9%. The discrete tax items recorded in the third quarter of fiscal 2013 primarily relate to the impact of a full valuation allowance recorded against deferred tax assets that were created as a result of our equity investment in, and sale of intellectual property rights to an unconsolidated variable interest entity. See Note 12.

At the beginning of fiscal year 2013, we had gross state tax net operating losses of approximately $11,600 that will expire between 2017 and 2030 if not utilized.

As of March 28, 2013, unrecognized tax benefits and accrued interest and penalties were not material. There were no material changes to the amount of unrecognized tax benefits during the first thirty-nine weeks of fiscal 2013. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

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

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 28, 2013	March 29, 2012	March 28, 2013	March 29, 2012
Weighted average number of shares outstanding – basic	10,898,304	10,742,881	10,844,341	10,712,319
Effect of dilutive securities:
Stock options and restricted stock units	126,434	114,525	129,688	90,334

Weighted average number of shares outstanding – diluted	11,024,738	10,857,406	10,974,029	10,802,653

The following table presents a summary of anti-dilutive stock options excluded from the computation of diluted earnings per share:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 28, 2013	March 29, 2012	March 28, 2013	March 29, 2012
Weighted average number of anti-dilutive shares:	2,250	109,625	53,917	139,083
Weighted average exercise price:	$32.30	$17.43	$18.29	$15.89

Note 7 — Stock-Based Compensation Plans

The following is a summary of stock option activity for the first three quarters of fiscal 2013:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 28, 2012	205,500	$13.38
Activity:
Granted	3,000	12.34
Exercised	(43,375)	11.07
Forfeited	(875)	6.98

Outstanding at March 28, 2013	164,250	$14.01	2.62	$1,008

Exercisable at March 28, 2013	161,375	$13.99	2.51	$994

The change in non-vested stock option activity was insignificant during the first three quarters of fiscal 2013.

The following is a summary of restricted stock unit activity for the first three quarters of fiscal 2013:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 28, 2012	220,500	$10.71
Activity:
Granted	66,294	16.40
Exercised	(59,500)	12.21
Forfeited	(7,500)	12.22

Outstanding at March 28, 2013	219,794	$11.96

Restricted stock units granted to employees and non-employee directors vest over a three and one year period, respectively. Of the restricted stock units outstanding as of March 28, 2013, 42,000 are vested and the non-vested restricted stock units will vest over a weighted average period of 1.4 years.

Compensation expense attributable to stock-based compensation during each of the first thirty-nine weeks of fiscal 2013 and fiscal 2012 was $682 and $657, respectively. As of March 28, 2013, there was $1,230 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.4 years.

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

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 28, 2013	March 29, 2012	March 28, 2013	March 29, 2012
Service cost	$86	$61	$257	$182
Interest cost	142	150	427	450
Amortization of prior service cost	239	239	718	718
Amortization of gain	—	(46)	—	(139)

Net periodic benefit cost	$467	$404	$1,402	$1,211

Note 10 — Sale of Real Property

In September 2012, we completed the sale of land and a building where we owned and operated a retail store in Barrington, Illinois. Proceeds from the sale were $870, net of expenses of $45, and resulted in a pre-tax gain of $660 which is recorded in administrative expenses for the thirty-nine weeks ended March 28, 2013.

Note 11 – Assets Held for Sale

Since March 2006 we have owned property in Elgin, Illinois (the “Old Elgin Site”) originally purchased for our facility consolidation project. During the third quarter of fiscal 2013 we reached an agreed upon sales contract, however the State of Illinois, the original owner of the Old Elgin Site, has the option to repurchase this property. We have begun the process of having the State of Illinois waive its repurchase option. The planned sale of this property meets the criteria of an asset “Held for Sale” in accordance with ASC 360, Property, Plant and Equipment. Assets held for sale are required to be measured at the lower of their carrying value or fair value less cost to sell. No adjustment to fair value less costs to sell was required. A current asset of $6,175 is presented in the consolidated balance sheets at March 28, 2013.

Note 12 – Investment in ARMA Energy, Inc.

Over the past few years we have been developing, marketing, and securing proprietary and intellectual property rights to the “ARMA brand” in select markets. The ARMA brand products consisted of “energy-infused” snack products, including kettle cooked potato chips, trail mixes, fruit and nut blends, granola mixes and other products. Sales of ARMA brand products have historically been immaterial to our financial condition, results of operations or cash flows.

On February 1, 2013 we entered into a Stock Purchase Agreement with ARMA Energy, Inc. (“AEI” or the “Purchaser”) whereby we received approximately 71% of the preferred stock of the Purchaser in exchange for sales, marketing, services and other expenses already incurred. In addition, on February 1, 2013, we sold all of our proprietary and intellectual property rights to the ARMA brand to the Purchaser in exchange for a secured promissory note in the principal amount of $500 payable over five years. Annual payments of $100 begin December 2013. The fair value of the note received and non-controlling interest retained at the time of sale were not deemed material.

The criteria outlined in ASC 810, Consolidation, provides a framework for identifying variable interest entities (“VIEs”) and determining whether an investment in another entity should be subject to consolidation. Upon consideration of this guidance, we determined that the Purchaser is a VIE. Further, we have concluded that power is shared and we are not the primary beneficiary. Shared control of the VIE’s board of directors was the most significant factor in concluding that power was shared. The operating results of the Purchaser are not currently material to our financial position, operating results and cash flows, and we do not provide financial support to the Purchaser.

Based on ASC 323, Investments – Equity Method and Joint Ventures, we determined we have significant influence over the Purchaser and will account for this investment under the equity method. After recording our proportional share of losses, our investment in this entity is $0 at March 28, 2013.

Note 13 — Distribution Channel and Product Type Sales Mix

We operate in a single reportable segment through which we sell various nut and nut related products through multiple distribution channels.

The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Distribution Channel	March 28, 2013	March 29, 2012	March 28, 2013	March 29, 2012
Consumer	$89,052	$85,434	$336,946	$325,206
Commercial Ingredients	43,594	41,887	130,113	130,099
Contract Packaging	21,233	16,367	62,738	50,984
Export	9,936	10,072	27,144	27,580

Total	$163,815	$153,760	$556,941	$533,869

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Product Type	March 28, 2013	March 29, 2012	March 28, 2013	March 29, 2012
Peanuts	19.8%	19.7%	18.5%	17.0%
Pecans	10.6	11.7	17.4	19.1
Cashews & Mixed Nuts	19.8	20.7	18.8	20.5
Walnuts	12.2	13.1	12.6	12.3
Almonds	17.9	17.4	15.1	14.1
Other	19.7	17.4	17.6	17.0

Total	100.0%	100.0%	100.0%	100.0%

For all periods presented, the largest component of the “Other” product type is trail and snack mixes which include nut products.

Note 14 — Commitments and Contingent Liabilities

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

Note 15 — Fair Value of Financial Instruments

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

The estimated fair value of our long-term debt, including current maturities at March 28, 2013, June 28, 2012 and March 29, 2012, was $51,469, $53,327 and $54,131, respectively, and the related carrying value was $46,481, $48,930 and $50,367, respectively. The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 16 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. The Company will adopt this guidance during fiscal 2014 and does not expect the adoption to have a material effect on our financial position, results of operations or cash flows.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2013 and fiscal 2012 are to the fiscal year ending June 27, 2013 and the fiscal year ended June 28, 2012, respectively.

•	References herein to the third quarters of fiscal 2013 and fiscal 2012 are to the quarters ended March 28, 2013 and March 29, 2012, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2013 and fiscal 2012 are to the thirty-nine weeks ended March 28, 2013 and March 29, 2012, respectively.

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and our two wholly-owned subsidiaries, JBSS Real Estate, LLC and JBSS Ventures, LLC. During the third quarter of fiscal 2013, JBSS Properties, LLC transferred all of its real estate holdings to JBSS Real Estate, LLC (a recently formed subsidiary) and JBSS Properties, LLC changed its name to JBSS Ventures, LLC. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

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

We have executed portions of our Strategic Plan during the first three quarters of fiscal 2013. We were recently recognized as the ‘supplier of the year’ by two significant customers, one of which is our largest. In addition, we continue to develop our Fisher brand business in China with recent changes in our distributor network and progress in establishing a legal structure to support our business there for the long-term. Domestic sales volume of our

Fisher recipe nut (also known as and previously referred to as “baking nut”) and snack nut products increased significantly during the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012. This growth was achieved through a combination of new marketing and advertising programs, increased sales to existing customers and distribution to new recipe nut customers. We also reviewed our strategy during the third fiscal quarter of 2013 and as a result of that process reaffirm that growth of our Fisher and OVH brands and expansion of Fisher internationally remain our primary areas of focus. We will also continue our efforts to meet the private brand needs of large food retail and commercial ingredient customers, both domestically and internationally.

We face a number of challenges in the future. Specific challenges, among others, include: high tree nut commodity costs (including as a result of significant demand for pecans and walnuts in China), intensified competition for market share from both private brand and brand name nut products and executing our Strategic Plan. We will continue to focus on seeking profitable business opportunities to further the utilization of our production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (which is also our corporate headquarters) (the “Elgin Site”). We expect to continue to be able to devote more funds in the remainder of fiscal 2013 and beyond to promote and advertise our Fisher brand and to develop new products for our branded and private brand product lines. We expect to focus on growing our Orchard Valley Harvest brand domestically and anticipate increased sales and volume in our next fiscal quarter. We are encouraged by the consistent growth in sales volume for our Fisher branded snack and recipe nut products, and we expect to continue to emphasize the brand name portion of our business. We believe that our efforts to grow our Fisher brand will be aided by lower market prices for peanuts, pecans and cashews in the remainder of fiscal 2013. In general, while tree nut market prices are expected to remain higher than historical averages, we have seen a meaningful overall price decrease for nut commodities in our second and third quarters of fiscal 2013. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $163.8 million for the third quarter of fiscal 2013 increased 6.5% from our net sales of $153.8 million for the third quarter of fiscal 2012. Net sales for the first thirty-nine weeks of fiscal 2013 increased by $23.1 million, or 4.3%, to $556.9 million from net sales of $533.9 million for the first thirty-nine weeks of fiscal 2012.

Gross profit increased by $0.8 million, however our gross profit margin, as a percentage of net sales, decreased to 14.0% for the third quarter of fiscal 2013 compared to 14.4% for the third quarter of fiscal 2012. Gross profit increased by $10.8 million and our gross profit margin, as a percentage of net sales, increased to 16.2% from 14.9% for the first thirty-nine weeks of fiscal 2013 compared to the first thirty-nine weeks of fiscal 2012.

Total operating expenses for the third quarter of fiscal 2013 increased by $1.5 million to 11.9% of net sales from 11.7% of net sales for the third quarter of fiscal 2012. For the first thirty-nine weeks of fiscal 2013 total operating expenses increased by $4.5 million to 10.5% of net sales compared to 10.1% of net sales for the first thirty-nine weeks of fiscal 2012.

The total value of inventories on hand at the end of the third quarter of fiscal 2013 decreased by $10.1 million, or 5.7%, in comparison to the total value of inventories on hand at the end of the third quarter of fiscal 2012.

Acquisition costs for tree nuts, with the exception of walnuts and almonds, have decreased in the 2012 crop year (which falls into our 2013 fiscal year), but acquisition costs still remain at levels that are significantly higher than historical averages. We completed procurement of inshell walnuts during the first half of fiscal 2013 and the total payments to our walnut growers were not determined until the current quarter. The final prices to be paid to the walnut growers were based upon current market prices and other factors, such as crop size and export demand. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2013. Remaining amounts to be paid to walnut growers as of March 28, 2013 are final and are not subject to revision. We increased our walnut grower liability by approximately $3.6 million during the third quarter of fiscal 2013, as the final payments to walnut growers were slightly higher than the amounts we estimated at the end of last quarter. This increase is insignificant compared to our total inshell walnut procurement costs for the year.

Peanut market prices have decreased during the 2012 crop year. Peanut market prices were extremely high for the 2011 crop due to reduced acreage, reduced yields caused by drought conditions in the majority of the peanut growing areas in the United States and the poor quality of the 2010 crop carryover stocks. The major domestic peanut growing areas did not experience drought conditions for the 2012 crop year, and planted acreage and yields increased significantly which has led to a record crop. While peanut sales have increased during the quarter and year to date comparisons, year to date sales volume has declined. We anticipate that consumer demand for peanuts will return to historical levels as peanut prices continue to decline.

RESULTS OF OPERATIONS

Net Sales

Our net sales of $163.8 million in the third quarter of fiscal 2013 increased 6.5% from net sales of $153.8 million for the third quarter of fiscal 2012. A 15.6% increase in sales volume, as measured by pounds sold, offset lower sales prices. An increase in sales volume for peanut and cashew products primarily led to the increase in sales volume for the quarterly comparison. The increase was mainly attributable to the impact of lower selling prices on consumer demand for these products.

Our net sales increased by $23.1 million, or 4.3%, for the first thirty-nine weeks of fiscal 2013 compared to the same period of fiscal 2012. The increase in net sales was primarily attributable to higher selling prices that existed in the first two quarters of fiscal 2013. Sales volume for the first three quarters of fiscal 2013 increased slightly in comparison to sales volume for the first three quarters of fiscal 2012 as the significant increase in sales volume in the current third quarter more than offset the decline in sales volume for the first two quarters of fiscal 2013.

The following table shows a comparison of sales by distribution channel (dollars in thousands):

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Distribution Channel	March 28, 2013	March 29, 2012	March 28, 2013	March 29, 2012
Consumer	$89,052	$85,434	$336,946	$325,206
Commercial Ingredients	43,594	41,887	130,113	130,099
Contract Packaging	21,233	16,367	62,738	50,984
Export	9,936	10,072	27,144	27,580

Total	$163,815	$153,760	$556,941	$533,869

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Product Type	March 28, 2013	March 29, 2012	March 28, 2013	March 29, 2012
Peanuts	19.8%	19.7%	18.5%	17.0%
Pecans	10.6	11.7	17.4	19.1
Cashews & Mixed Nuts	19.8	20.7	18.8	20.5
Walnuts	12.2	13.1	12.6	12.3
Almonds	17.9	17.4	15.1	14.1
Other	19.7	17.4	17.6	17.0

Total	100.0%	100.0%	100.0%	100.0%

Net sales in the consumer distribution channel increased by 4.2% in dollars, and 14.9% in sales volume in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Private brand consumer sales volume increased by 12.2% in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 due primarily to lower peanut and cashew prices and new distribution gained at existing private brand customers. Fisher brand snack and recipe nut sales volume increased 55.4% and 32.7%, respectively, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The increase was driven by higher snack and recipe nut sales to existing customers combined with $1.1 million in sales to new recipe nut customers. Sales volume for both private brand and branded nut products were favorably affected by an increase in consumer demand for nuts and nut products due to decreased selling prices caused by decreased commodity acquisition costs. Provided that selling prices remain at these lower levels, we expect this trend to continue during our fourth quarter of fiscal 2013.

In the first three quarters of fiscal 2013, net sales in the consumer distribution channel increased by 3.6% in dollars, but decreased 1.1% in sales volume compared to the first three quarters of fiscal 2012. The decline in sales volume in the first two quarters of fiscal 2013 was not fully offset by the above noted increase in sales volume in the current third quarter. Private brand consumer sales volume decreased by 1.6% in the first three quarters of fiscal 2013 compared to the same period of fiscal 2012 due primarily to our discontinued sales to a recipe nut customer, which occurred in the first quarter of this fiscal year, and lower sales volume at a major customer. This loss in private brand sales volume was partially offset by a 37.4% increase in peanut butter sales volume that was favorably impacted by an increase in consumer demand due to reduced selling prices. Fisher brand snack and recipe nut sales volume increased by 20.7% and 22.5%, respectively, in the first thirty-nine weeks of fiscal 2013 compared to the first thirty-nine weeks of fiscal 2012 due primarily to higher sales to existing customers and $7.6 million in sales to new recipe nut customers.

Net sales in the commercial ingredients distribution channel increased by 4.1% in dollars, and increased 11.2% in sales volume in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The increase in sales volume in the quarterly comparison came from increased almond volume to an existing customer and a 14.9% increase in peanut volume generated by lower selling prices. In the first thirty-nine weeks of fiscal 2013, net sales in the commercial ingredients distribution channel were relatively unchanged in dollars, but decreased 2.1% in sales volume compared to the same period of fiscal 2012. The sales volume decrease for thirty-nine week period was primarily due to reduced customer demand caused by the impact of high peanut and walnut prices during the first and second quarters of fiscal 2013.

Net sales in the contract packaging distribution channel increased by 29.7% in dollars, and increased 23.1% in sales volume in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. In the first thirty-nine weeks of fiscal 2013, net sales in the contract packaging distribution channel increased by 23.1% in dollars, and increased 17.0% in sales volume compared to the first thirty-nine weeks of fiscal 2012. The sales volume increase, for both the quarterly and thirty-nine week periods, was driven by increased peanut volume due to lower selling prices and increased snack mix volume from a new product line launched by a major contract packaging customer. We anticipate, to a lesser extent, that these volume gains will continue to positively impact sales volume in our fourth quarter of fiscal 2013.

Net sales in the export distribution channel decreased by 1.4% in dollars but increased 22.1% in sales volume in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Sales volume for the quarterly comparison improved due to increased sales of inshell walnuts. Most of the inshell walnut export shipments in the current fiscal year were delayed into the current third quarter due to a late harvest whereas last fiscal year most export shipments of inshell walnuts occurred in the second fiscal quarter. Net sales in the export distribution channel decreased by 1.6% in dollars, and decreased 5.5% in sales volume in the first thirty-nine weeks of fiscal 2013 compared to the first thirty-nine weeks of fiscal 2012. The decrease for the thirty-nine week period was due primarily to the impact of higher peanut prices on customer demand.

Gross Profit

Gross profit increased by $0.8 million, or 3.6%, to $22.9 million for the third quarter of fiscal 2013 from $22.1 million for the third quarter of fiscal 2012. Our gross profit margin, as a percentage of net sales, decreased to 14.0% for the third quarter of fiscal 2013 compared to 14.4% for the third quarter of fiscal 2012. Gross profit increased by $10.8 million, or 13.6%, to $90.1 million for the first nine months of fiscal 2013 from $79.3 million for the first nine months of fiscal 2012. Our gross profit margin, as a percentage of net sales, increased to 16.2% for the first nine months of fiscal 2013 compared to 14.9% for the first nine months of fiscal 2012. The decline in gross profit margin in the quarterly comparison occurred primarily because of higher commodity acquisition costs for almonds and trail mixes and a shift in walnuts sales to lower margin sales of inshell walnuts for export. The declines in gross profit margins on sales of these products were offset in large part by lower acquisition costs for pecans and cashews. The improvement in gross profit and gross profit margin for the thirty-nine week periods was due to a shift in sales volume to higher-margin Fisher brand sales, and the improvement in the alignment of selling prices and acquisition costs that occurred in the first half of fiscal 2013.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2013 increased by $1.5 million to $19.6 million. Operating expenses for the third quarter of fiscal 2013 increased slightly to 11.9% of net sales from 11.7% of net sales for the third quarter of fiscal 2012.

Selling expenses for the third quarter of fiscal 2013 were $11.6 million, an increase of $0.6 million, or 5.6%, from the amount recorded for the third quarter of fiscal 2012 due primarily to a $0.3 million increase in freight expense driven by increased sales volume and a $0.2 million increase in marketing and advertising expense.

Administrative expenses for the third quarter of fiscal 2013 were $8.0 million, an increase of $0.9 million, or 12.3%, from the third quarter of fiscal 2012 due primarily to (i) a $0.4 million increase in compensation related expense, (ii) $0.3 million of asset disposal and other gains that occurred in the prior year third quarter that did not recur this fiscal quarter, and (iii) a $0.2 million increase in professional services.

Total operating expenses for the first thirty-nine weeks of fiscal 2013 increased by $4.5 million to $58.5 million. Operating expenses for the first thirty-nine weeks of fiscal 2013 increased to 10.5% of net sales from 10.1% of net sales for the first thirty-nine weeks of fiscal 2012.

Selling expenses for the first thirty-nine weeks of fiscal 2013 were $36.3 million, an increase of $3.0 million, or 9.2%, from the amount recorded for the first thirty-nine weeks of fiscal 2012 due primarily to a $3.2 million increase in marketing and advertising expenses mainly to support our initiative to grow the Fisher brand. This increase in selling expenses for the first nine months of fiscal 2013 was partially offset by a $0.5 million decrease in broker commissions due primarily to a shift in customer mix.

Administrative expenses for the first thirty-nine weeks of fiscal 2013 were $22.2 million, an increase of $1.5 million, or 7.0%, from the first thirty-nine weeks of fiscal 2012 due primarily to (i) a $0.9 million increase in professional services, and (ii) a $0.6 million increase in compensation related expense. This increase in administrative expenses was partially offset by a $0.6 million gain on sale of assets.

Income from Operations

Due to the factors discussed above, income from operations decreased to $3.3 million, or 2.0% of net sales, for the third quarter of fiscal 2013 from $4.0 million, or 2.6% of net sales, for the third quarter of fiscal 2012.

Due to the factors discussed above, income from operations increased to $31.6 million, or 5.7% of net sales, for the first thirty-nine weeks of fiscal 2013 from $25.3 million, or 4.7% of net sales, for the first thirty-nine weeks of fiscal 2012.

Interest Expense

Interest expense was $1.2 million for the third quarter of fiscal 2013 compared to $1.4 million for the third quarter of fiscal 2012. Interest expense was $3.5 million for the first thirty-nine weeks of fiscal 2013 compared to $4.0 million for the first thirty-nine weeks of fiscal 2012. The decrease in interest expense, for both the quarterly and thirty-nine week periods, was due primarily to lower average short-term borrowings.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million and $0.4 million for the third quarter of fiscal 2013 and the third quarter of fiscal 2012, respectively.

Net rental and miscellaneous expense was $1.2 million for the first thirty-nine weeks of fiscal 2013 compared to $1.0 for the first thirty-nine weeks of fiscal 2012.

Income Tax Expense

Income tax expense was $1.4 million, or 80.9% of income before income taxes (the “effective tax rate”), for the third quarter of fiscal 2013 compared to $0.8 million, or 36.2% of income before income taxes for the third quarter of fiscal 2012. For the first thirty-nine weeks of fiscal 2013, income tax expense was $10.7 million, or 39.9% of income before income taxes, compared to $7.0 million, or 34.7% of income before income taxes for the comparable period last year. The increase in the effective tax rate, for both the quarterly and thirty-nine week periods of fiscal 2013, is mainly due to discrete expense items that primarily relate to the impact of a full valuation allowance recorded against deferred tax assets that were created as a result of our equity investment in, and sale of intellectual property rights to AEI.

Net Income

Net income was $0.3 million, or $0.03 per common share (basic and diluted), for the third quarter of fiscal 2013, compared to $1.4 million, or $0.13 per common share (basic and diluted), for the third quarter of fiscal 2012.

Net income was $16.2 million, or $1.49 per common share (basic) and $1.47 per common share (diluted), for the first thirty-nine weeks of fiscal 2013, compared to net income of $13.2 million, or $1.24 per common share (basic) and $1.23 per common share (diluted), for the first thirty-nine weeks of fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan, and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended in March 2010, July 2011, October 2011 and January 2013 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility, due to our improved financial performance in the past, have allowed us to consummate the OVH acquisition in fiscal 2010, devote more funds to promote our products, (especially our Fisher and Orchard Valley Harvest brands), pay a one-time special cash dividend in December 2012, and explore other growth strategies outlined in our Strategic Plan, which includes expansion into existing markets and international markets such as China.

Our financial performance for the first nine months of fiscal 2013 showed a meaningful improvement over the first nine months of fiscal 2012. Our efforts to grow our Fisher brand showed results as sales volume in the consumer distribution channel has increased by 18.4% over the first nine months of fiscal 2012 through growth at existing customers and the acquisition of new customers. We currently expect that most commodity costs other than almonds, while higher than historical averages, will remain consistent during the remainder of fiscal 2013.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

Operating Activities. Net cash provided by operating activities was $14.0 million for the first thirty-nine weeks of fiscal 2013 compared to net cash used in operating activities of $12.2 million for the first thirty-nine weeks of fiscal

2012. This increase was due to improved operating results and positive changes in working capital, primarily a decrease in inventory acquisition costs. Our nut commodity purchases were $28.6 million lower during the first thirty-nine weeks of fiscal 2013 than the first thirty-nine weeks of fiscal 2012, primarily due to decreasing commodity costs of pecans and cashews.

Net accounts receivable were $51.4 million at March 28, 2013, an increase of $1.5 million, or 2.9%, from the balance at June 28, 2012, and an increase of $10.3 million, or 25.1%, from the balance at March 29, 2012. The increase in net accounts receivable from June 28, 2012 to March 28, 2013 is due primarily to higher dollar sales in March 2013 compared to June 2012. The increase in net accounts receivable from March 29, 2012 to March 28, 2013 is due primarily to higher dollar sales in March 2013 compared to
March 2012.

Accounts receivable allowances were $3.5 million, $2.9 million and $3.6 million at March 28, 2013, June 28, 2012 and March 29, 2012, respectively. The increase in accounts receivable allowances at March 28, 2013 compared to June 28, 2012 is generally due to the overall increase of Fisher branded business which has more promotional activity than private brands.

Total inventories were $166.8 million at March 28, 2013, an increase of $20.4 million, or 13.9%, from the inventory balance at June 28, 2012, and a decrease of $10.1 million, or 5.7%, from the inventory balance at March 29, 2012. The increase at March 28, 2013 compared to June 28, 2012 is due primarily to the timing of commodity purchases. The decrease at March 28, 2013 compared to March 29, 2012 is due mainly to decreased commodity acquisition costs for pecans, peanuts and cashews.

Raw nut input stocks increased by 12.1 million pounds or 22.5% at March 28, 2013 compared to March 29, 2012. The increase was attributable mainly to increases in walnut and inshell pecan inventories. The weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2013 decreased by 20.9% as compared to the weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2012 mainly driven by lower per pound acquisition costs for pecans, peanuts and cashews.

Investing Activities. Cash used in investing activities was $5.6 million during the first thirty-nine weeks of fiscal 2013 compared to $5.7 million for the same period last year. We spent $6.4 million on capital expenditures in the first nine months of fiscal 2013 compared to $6.0 million during the first nine months of fiscal 2012. We expect total capital expenditures for equipment upgrades, facility maintenance and food safety enhancements for fiscal 2013 to be approximately $9.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Financing Activities. Cash used in financing activities was $9.4 million during the first thirty-nine weeks of fiscal 2013 compared to cash provided by financing activities of $19.3 million for the same period last year. We paid $10.9 million in dividends during the third quarter of fiscal 2013. We repaid $2.4 million of long-term debt during the first thirty-nine weeks of fiscal 2013, of which $ 2.0 million was related to the Mortgage Facility (as defined below). The net decrease in borrowings outstanding under our Credit Facility was $3.8 million during the first thirty-nine weeks of fiscal 2013 compared to a net increase of borrowings under our Credit Facility of $20.9 million during the first thirty-nine weeks of fiscal 2012. This decrease in short-term borrowings under our Credit Facility occurred primarily as a result of significantly lower acquisition costs for pecans, peanuts and cashews in the first three quarters of fiscal 2013 compared to the same period of fiscal 2012.

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

On March 28, 2006, our wholly-owned subsidiary JBSS Real Estate, LLC (the successor to JBSS Properties, LLC) acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and also entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among the Company, certain related party partnerships and the City (the “Development Agreement”). The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender (as defined below) prior to the sale of the Old Elgin Site. Also, the State of Illinois, the original owner of the Old Elgin Site that sold it to the City, has the option to repurchase the Old Elgin Site. We currently have an agreed upon sales contract, have begun the process of having the State of Illinois waive their repurchase option, and consequently have classified these assets as held for sale in the consolidated balance sheets. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that will likely be included in any future sale. We incurred $6.8 million of gross costs under the Development Agreement, and had carrying values of $6.1 million, $6.2 million and $6.3 million at March 28, 2013, June 28, 2012 and March 29, 2012, respectively. These costs are recorded as “Assets held for sale” at March 28, 2013 and “Rental investment property” at June 28, 2012 and March 29, 2012.

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

The Credit Facility, as amended, matures on July 15, 2016. At our election, borrowings under the Credit Facility accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the borrowing base calculation, ranging from 0.75% to 1.25% or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the borrowing base calculation, ranging from 1.75% to 2.25%. The portion of the borrowing base calculation under the Credit Facility based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. At March 28, 2013, the weighted average interest rate for the Credit Facility was 2.22%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of March 28, 2013, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At March 28, 2013, we had $67.9 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that will likely be included in any future sale. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 28, 2013, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $22.0 million has been classified as long-term debt as of March 28, 2013 which represents scheduled principal payments under Tranche A that are due beyond twelve months. All $6.1 million outstanding under Tranche B are classified as short-term debt as of March 28, 2013, since the Mortgage Lender has the option to use proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

We financed the acquisition, construction and equipping of our Bainbridge, Georgia facility (a peanut shelling plant) with industrial development bonds (the “bonds”) in 1987. At March 28, 2013, we had $3.3 million in aggregate principal amount of the bonds outstanding. On June 1, 2011, we remarketed the bonds, resetting the interest rate at 3.00% through May 2013, and at a market rate to be determined thereafter. On June 1, 2013, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. Any of the bonds redeemed by us at the demand of a bondholder on the reset date are required to be remarketed by the underwriter of the bonds on a “best efforts” basis. Funds for the redemption of the bonds on the demand of any bondholder are required to be obtained from the following sources in the following order of priority: (i) funds supplied by us for redemption; (ii) proceeds from the remarketing of the bonds; (iii) proceeds from a drawing under the bonds’ Letter of Credit held by the Bank Lenders (the “IDB Letter of Credit”); or (iv) in the event that funds from the foregoing sources are insufficient, a mandatory payment by us. Drawings under the IDB Letter of Credit to redeem the bonds on the demand of any bondholder are payable in full by us upon demand by the Bank Lenders. In addition, we are required to redeem the bonds in varying annual installments, ranging from $0.6 million on June 1, 2013 to $0.8 million on June 1, 2017. We are also required to redeem the bonds in certain other circumstances (for example, within 180 days after any determination that interest on the bonds is taxable). We have the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any. We intend to exercise this option to redeem these bonds prior to the next interest reset date of June 1, 2013, depending on the financial condition of our Company. Since the bonds may be payable at the interest reset date of June 1, 2013, the entire aggregate balance of $3.3 million is classified as a current liability as of March 28, 2013.

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 28, 2013, $12.7 million of the debt obligation was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. The Company will adopt this guidance during fiscal 2014 and does not expect the adoption to have a material effect on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 28, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2013, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 28, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 14—Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2012. Also see Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012.

There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 28, 2012 during the first thirty-nine weeks of fiscal 2013 other than the following which we have updated to reflect a change in our personnel during the third quarter of fiscal 2013:

We are Dependent on Certain Key Personnel and the Loss of Any of Their Services Could Have a Material Adverse Effect on Our Results of Operations

Our future success will be largely dependent on the personal efforts of our senior operating management team, including Jeffrey T. Sanfilippo, Chief Executive Officer, Michael J. Valentine, Chief Financial Officer, Group President and Secretary, James A. Valentine, Chief Information Officer and Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary. In addition, our success also depends on the talents of Walter R. Tankersley, Jr., Senior Vice President – Procurement and Commodity Risk Management and Michael G. Cannon, Senior Vice President of Corporate Operations. We believe that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to our growth and success. Although some of our officers own significant amounts of our Class A Common Stock, these individuals have not entered into any employment or non-compete agreement with us, nor do we have key officer insurance coverage policies in effect. The departure of any of these individuals could have a material adverse effect on our business and prospects and that in turn would have a material adverse effect on our results of operations. Our success is also dependent upon our ability to attract and retain additional qualified personnel, and there can be no assurance that we will be able to do so especially as economic conditions improve.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2013.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Certain documents relating to $8.0 million Decatur County-Bainbridge Industrial Development Authority Industrial Development Revenue Bonds (John B. Sanfilippo & Son, Inc. Project) Series 1987, dated as of June 1, 1987(1)

10.2	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.3	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.4	The Registrant’s 1998 Equity Incentive Plan(4)

*10.5	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among
John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990,
Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.7	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among
Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.9	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.10	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.11	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

*10.12	The Registrant’s Restated Supplemental Retirement Plan (10)

*10.13	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

*10.14	Amended and Restated Sanfilippo Value Added Plan, dated August 31, 2011(19)

Exhibit Number	Description

10.15	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

10.16	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.17	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.22	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.23	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

*10.24	The Registrant’s 2008 Equity Incentive Plan, as amended(21)

*10.25	The Registrant’s Employee Restricted Stock Unit Award Agreement(14)

*10.26	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement(14)

*10.27	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement(17)

10.28	Form of Indemnification Agreement(15)

**10.29	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(16)

10.30	Purchase Agreement by and between the Company and Orchard Valley Harvest, Inc. dated May 5, 2010, and signed by Stephen J. Kerr, John Potter and Matthew I. Freidrich, solely as the Trustee of the Payton Potter 2007 Irrevocable Trust(17)

10.31	Form of Change-of-Control Employment Security Agreement and Non-Compete(19)

10.32	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(18)

10.33	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(20)

10.34	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(22)

Exhibit Number	Description

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

†101.INS	XBRL Instance Document, furnished herewith

† 101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith

† 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith

† 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith

† 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith

† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
†	The Interactive Data Files on Exhibits 101 are deemed furnished, not filed.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, Registration No. 33-43353, as filed with the Commission on October 15, 1991 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No.
33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2008 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2010 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2013 (Commission File No. 0-19681).