Form 10-K
period 2013-06-27
SANFILIPPO JOHN B & SON INC
filed 2013-08-28
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-19681

JOHN B. SANFILIPPO & SON, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2419677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1703 North Randall Road

Elgin, Illinois 60123

(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code: (847) 289-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

The aggregate market value of the voting Common Stock held by non-affiliates was $149,019,933 as of December 27, 2012 (8,059,488 shares at $18.49 per share).

As of August 16, 2013, 8,322,509 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 30, 2013 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1 — Business

a. General Development of Business

John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “the Company” refer collectively to John B. Sanfilippo & Son, Inc. and its two wholly-owned subsidiaries, JBSS Real Estate, LLC and JBSS Ventures, LLC. During the third quarter of fiscal 2013, JBSS Properties, LLC transferred all of its real estate holdings to JBSS Real Estate, LLC and JBSS Properties, LLC changed its name to JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters), although the fiscal year ended June 30, 2011 consisted of fifty-three weeks (the fourth quarter containing fourteen weeks). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2014 are to the fiscal year ending June 26, 2014.

•	References herein to fiscal 2013, fiscal 2012 and fiscal 2011 are to the fiscal years ended June 27, 2013, June 28, 2012 and June 30, 2011, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands (also known as and previously referred to as “private label”) and under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, sunflower seeds, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names.

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

c. Narrative Description of Business

(i) General

As stated above, we are one of the leading processors and distributors of tree nuts and peanuts in the United States. Through a deliberate strategy of focused capital expenditures and complementary acquisitions, we have built a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers, shelling, processing, packaging and marketing. Vertical integration allows us to enhance product quality and, in most crop years, purchase in shell pecans, peanuts and walnuts at lower costs as opposed to purchasing these nuts from other shellers. We believe that our generally vertically integrated business model typically works to our advantage in terms of cost savings and provides us with better insight into crop development. Our generally vertically integrated model, however, can under certain circumstances result in reduced earnings or losses. See Part I, Item 1A — “Risk Factors”.

Our products are sold through the major distribution channels to significant buyers of nuts, including food retailers, commercial ingredient users, contract packaging customers and international customers. Selling through multiple distribution channels allows us to generate multiple revenue opportunities for the nuts we process. For example, pecan halves could be sold to food retailers, and pecan pieces could be sold to commercial ingredient users. We process and sell all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds (our major nut types) in a wide variety of packaging, thus offering our customers a complete nut product offering.

(ii) Principal Products

Our principal products are raw and processed nuts. These products accounted for approximately 81.9%, 83.2% and 83.9% of our gross sales for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The nut product line includes almonds, pecans, peanuts, black walnuts, English walnuts, cashews, macadamia nuts, pistachios, pine nuts, Brazil nuts, and filberts. Our nut products are sold in numerous package styles and sizes, from stand-up bags, poly-cellophane packages, environmentally friendly packages, composite and clear-plastic cans, plastic tubs and plastic jars for retail sales, to large cases and sacks for bulk sales to commercial ingredient customers. In addition, we offer our nut products in a variety of different styles and seasonings, including non-blanched, blanched, oil roasted, dry roasted, salted, unsalted, honey roasted, flavored, spicy, chocolate-coated, butter toffee, praline and cinnamon toasted. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract packaging customers. We also sell certain of our products to foreign customers in the retail and commercial ingredient markets. We are in the process of expanding our nut distribution internationally with a number of our branded products. For more information about our revenues in our various distribution channels, see “Item 8 – Financial Statements and Supplementary Data”.

We acquire a substantial portion of our peanut, pecan and walnut requirements directly from domestic growers. The balance of our raw nut supply is purchased from importers, trading companies and domestic processors. In fiscal 2013, the majority of our peanuts, pecans and walnuts were shelled at one of our four shelling facilities, and the remaining portion was purchased shelled from processors. See “Raw Materials and Supplies” and Item 2(b) — “Properties — Manufacturing Capability, Utilization, Technology and Engineering” below.

We manufacture and market peanut butter in several sizes and varieties. We also market and distribute, and in many cases process and manufacture, a wide assortment of other food and snack products. These other products include snack mixes, salad toppings, snacks, trail mixes, dried fruit and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients sold to retailers, wholesalers, and commercial ingredient customers; bulk food products sold to retail and commercial ingredient users; an assortment of sunflower seeds, snack mixes, almond butter, sesame sticks and other sesame snack products sold to retail supermarkets, vending companies, mass merchandisers and commercial ingredient users and a wide variety of toppings for ice cream and yogurt sold to commercial ingredient users.

(iii) Customers and Channels

We sell our products to approximately 825 customers through the consumer, commercial ingredient, contract packaging and export distribution channels. The consumer channel supplies nut-based products, including consumer-packaged and bulk products, to retailers, including supermarket chains, wholesalers, supercenters, and other retail food outlets across the United States. We sell products through the consumer channel under our brand name products, including the Fisher, Orchard Valley Harvest and Sunshine Country brands, as well as under our customers’ private brands. The commercial ingredient channel supplies nut-based products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream, and produces nut-based products that are customized to the specifications of chefs, national restaurant chains, food service distributors, fast food chains, institutions and hotel kitchens. We sell products through the commercial ingredient channel under our Fisher brand and our customers’ private brands. Our contract manufacturing channel produces and packages nut-based snacks for manufacturers under their brand name. Finally, our export distribution channel distributes our complete product portfolio of Fisher branded snack nuts, private branded snack nuts and commercial ingredients to approximately 105 customers worldwide (which accounts for approximately 5% of our net sales), supplying both the commercial ingredients channel and the consumer channel under the Fisher brand and our international customers’ private brands.

We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 56% of net sales in both fiscal 2013 and fiscal 2012, and 53% of net sales in fiscal 2011. Net sales to Wal-Mart Stores, Inc. accounted for approximately 22%, 21% and 20% of our net sales for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Net sales to Target Corporation accounted for approximately 15% in both fiscal 2013 and fiscal 2012 and 12% of our net sales for fiscal 2011. Net sales to PepsiCo, Inc. accounted for approximately 11% of our net sales for fiscal 2013. No other customer accounted for more than 10% of net sales for any period presented.

(iv) Sales and Distribution

We market our products through our own sales department and through a network of approximately 90 independent brokers and various independent distributors and suppliers.

We distribute products from our Illinois, Georgia, California, North Carolina and Texas production facilities. The majority of our products are shipped from our production and warehouse facilities by contract and common carriers.

In the Chicago area, we operate a retail store at our production facility. This store sells bulk foods and other products produced by us and other vendors.

(v) Marketing

Marketing strategies are developed for each distribution channel and focus primarily on branded products. Branded consumer efforts concentrate on building brand awareness, introducing new products, attracting new customers and increasing consumption in the snack nut, recipe nut (also known as and previously referred to as “baking nut”) and produce categories. Private brand and commercial ingredient channel efforts are focused on trade-oriented marketing.

A significant portion of our marketing efforts are focused on consumer promotional campaigns that include advertisements (e.g., newspaper, radio, internet, television and social media), coupon offers and co-op advertising with select retail customers. We also conduct integrated marketing campaigns using multiple media outlets for the promotion of the Fisher brand, including marketing efforts with professional sports franchises and celebrity chefs. Additionally, shipper display units are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume. We work with third-party information agencies, such as Nielsen, to monitor the effectiveness of our marketing and measure product growth.

Commercial ingredient trade promotion includes periodically attending regional and national trade shows, trade publication advertising and one-on-one marketing. These promotional efforts highlight our processing capabilities, broad product portfolio, product customization and packaging innovation.

International sales promotion involves granting promotional allowances to Fisher retail customers and distributors in key markets, as well as occasional participation in international trade shows.

Through participation in several trade associations, funding of industry research and sponsorship of educational programs, we support efforts to increase awareness of the health benefits, convenience and versatility of nuts as both a snack and a recipe ingredient among existing and future consumers of nuts.

(vi) Competition

Our nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, Kraft Foods Group, Inc. (Planters brand), ConAgra Foods, Inc. (acquirer of Ralcorp Holdings, Inc., a private brand manufacturer), Diamond Foods, Inc. (Emerald and Diamond brands) and numerous regional snack food processors. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, distribution model and the fact that we focus on nut and nut related products generally enable us to compete in each of these categories, but there can be no guarantee that our products will continue to be competitive with many of our larger competitors. See Part I, Item 1A — “Risk Factors” below.

(vii) Raw Materials and Supplies

We purchase nuts from domestic and foreign sources. In fiscal 2013, all of our walnuts and almonds were purchased from domestic sources. While we generally purchase our peanuts from domestic sources, the small supply of peanuts harvested in the 2011 crop year in the United States necessitated the purchase of peanuts from Argentina during the beginning of fiscal 2013. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from Vietnam, India, Brazil and Africa. For fiscal 2013, approximately 31% of the dollar value of our total nut purchases were from foreign sources.

Competition in the nut shelling industry is driven by shellers’ ability to access and purchase raw nuts, to shell the nuts efficiently and to sell the nuts to processors. We shell all major domestic nut types, with the exception of almonds, and are among a few select shellers who further process, package and sell nuts to the end-user. Raw material pricing pressure and the high cost of equipment automation have previously contributed to a consolidation among shellers across all nut types, especially peanuts and pecans.

We are generally vertically integrated with respect to pecans, peanuts and walnuts and, unlike our major retail competitors who purchase nuts on the open market, we purchase a substantial portion of our pecans, peanuts and walnuts directly from growers. However, there are risks associated with vertical integration such as susceptibility to market declines for pecans, peanuts and walnuts. See Part I, Item 1A — “Risk Factors” below.

We sponsor a seed exchange program under which we provide peanut seed to growers in return for a commitment to repay the dollar value of that seed, plus interest, in the form of farmer stock inshell peanuts at harvest (the “Seed Program”). Approximately 51% of the farmer stock peanuts we purchased in fiscal 2013 were grown from seed provided by us. In fiscal 2013, Seed Program transactions represented less than 0.2% of our cost of sales and the year end balance due from peanut seed growers was approximately $0.9 million or 0.4% of current assets. We also contract for the growing of a limited number of generations of peanut seed to increase seed quality and maintain desired genetic characteristics of the peanut seed used in processing. Our peanut seed is not genetically modified.

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

We purchase some of our packaging and labels from a related party. We purchase other inventory items such as roasting oils, seasonings, plastic jars, labels, stand-up bags, composite and clear-plastic cans and other packaging materials from other third parties. Material costs, including tree nuts, peanuts, other commodities and other inventory items represented approximately 85% of our total cost of sales for fiscal 2013.

(viii) Trademarks and Patents

We market our products primarily under name brands, including the Fisher, Orchard Valley Harvest and Sunshine Country brand names, which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other foreign jurisdictions. We do not own any trademarks for any private brands, which are owned by the respective private brand customer. Our trademarks, particularly those related to our brands, are important as they provide our customers with information about the quality of our products. However, registration and use of our trademark, in foreign jurisdictions may be subject to certain risks in addition to other risks generally related to our intellectual property. See Part I, Item 1A — “Risk Factors” below. We also own several patents of various durations. We expect to continue to renew for the foreseeable future those trademarks that are important to our business and expand registration of our trademarks into new jurisdictions. We intend to protect our intellectual property rights vigorously.

(ix) Employees

As of June 27, 2013, we had approximately 1,300 full-time employees, including approximately 170 corporate staff employees. Due to the seasonality of our business, our labor requirements typically peak during the last quarter of the calendar year.

(x) Seasonality

Our business is seasonal. Demand for peanut and tree nut products is highest during the last four months of the calendar year. Peanuts, pecans and walnuts, three of our principal raw materials, are primarily purchased between September and February and are processed throughout the year until the following harvest. As a result of this seasonality, our personnel requirements rise during the last four months of the calendar year. Our working capital requirements generally peak during the third quarter of our fiscal year.

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

Item 1A — Risk Factors

We face a number of significant risks and uncertainties, and therefore, an investment in our Common Stock is subject to risks and uncertainties. The factors described below could materially and adversely affect our business, results of operations and financial condition. While each risk is described separately, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our business, results of operations and financial condition. Investors should consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, including “Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” before deciding to purchase our Common Stock.

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

Significant Private Brand Competitive Activity Could Materially and Adversely Affect Our Financial Condition and Results of Operations

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

Our Inability to Manage Successfully the Price Gap Between our Private Brand Products and Those of our Branded Competitors May Materially and Adversely Affect Our Results of Operations

Although demand for private brand products has increased as a result of past and current economic conditions, our competitors’ branded products have certain advantages over our private brand products primarily due to advertising and name recognition. When branded competitors focus on promotion and reduce their prices, the environment for private brand products becomes more challenging because the price gaps between private brand and branded products can become less meaningful.

At the retail level, private brand products generally sell at a discount to those of branded competitors. If branded competitors reduce the price of their products, the price of branded products offered to consumers may approximate the prices of our private brand products. Further, promotional activities by branded competitors such as temporary price reductions, buy-one-get-one-free offerings and coupons have the same general effect as price decreases. Price decreases initiated by branded competitors could result in a decline in the demand for our private brand products and, consequently, our sales volumes and profitability. Such sales volume and profitability decreases could have a material adverse effect on our results of operations. Similarly, price decreases initiated by branded competitors could require to us to lower our prices for both branded and private brand products based on customer pressure. Because private brand products are generally sold at prices that are lower than similar branded products, any such price decreases would affect our products more than some of our competitors’ branded products. Taken as a whole, any price decreases of our private brand products in response to branded product pricing pressures could reduce our profit margins and could materially and adversely affect our results of operations.

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

Changing Consumer Preferences and Demand Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Our financial performance depends in part on our ability to anticipate and offer products to our customers that appeal to their preferences. Consumer preferences, whether for name brand products or private brand products, can quickly change based on a number of factors beyond our control. If we fail to anticipate, identify or react quickly to these changes and are unable to introduce new and improved products to meet consumer preferences, demand for our products could suffer. In addition, demand for our products could be affected by consumer concerns regarding the health effects of nutrients or ingredients in nut or nut-based products. Reduction in demand as a result of changing consumer preferences could materially and adversely affect our financial condition and results of operations.

In addition, our success in anticipating and offering products to our customers that appeal to their preferences depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online dissemination of advertising campaigns as well as advertising outside of traditional print channels. Negative posts or comments about us on social networking Web sites or similar online activity could seriously impact consumer demand for our products. We are subject to a variety of legal and regulatory restrictions on how we market our products. These restrictions may limit our ability to respond to changing tastes as the media and communications environment continues to evolve. If we do not react appropriately, then our product sales, financial condition and results of operations could be materially and adversely affected.

We Sometimes Enter Into Fixed Price Commitments Without First Knowing Our Acquisition Costs, Which Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

A substantial portion of our commercial ingredient sales customers, and certain other customers, require us to enter into fixed price commitments with them. Such commitments represented approximately 15% of our annual net sales in fiscal 2013. The commitments are for a fixed period of time, typically three months to twelve months, but may be extended if remaining balances exist. Sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and the fixed prices are not properly aligned with our acquisition costs, then these fixed price commitments may result in reduced or negative gross profit margins which could have a material adverse effect on our financial condition and results of operations.

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

We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations

We operate in a highly competitive environment. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as Kraft Foods Group, Inc. (Planters brand), ConAgra Foods, Inc. (acquirer of Ralcorp Holdings, Inc., a private brand manufacturer) and Diamond Foods, Inc. (Emerald and Diamond brands). Most of our competitors that sell and market the other top branded snack nut products have committed more resources to such brands when compared to the resources spent by us on our brands. Our retail competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing raw pecans, peanuts and walnuts directly from growers at fixed prices that later, due to altered market conditions, prove to be above market prices. We also compete with other shellers in the commercial ingredient market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively, which may lower revenue per unit and cause a decline in gross profit margin if we are unable to increase unit volumes as well as reduce our costs, which could materially and adversely affect our financial condition and results of operations.

We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations

We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 56%, 56% and 53% of net sales in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. There can be no assurance that all significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers may demand lower pricing. A loss of one of our largest customers or a material decrease in purchases by one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.

We are Subject to Customer Pricing Pressures Which Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the retail grocery trade continues to consolidate and our retail customers grow larger, become more sophisticated and obtain more purchasing power, our retail customers are demanding lower pricing, especially private brand customers, and increased free or discounted promotional programs. Further, these retail customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions especially under current economic conditions and during periods of increased raw material acquisition costs. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages, which include a focus on customer service, innovation, production capacity and quality, and not merely price. Our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products, any of which would materially and adversely affect our gross profit and gross profit margin and would materially and adversely affect our financial condition and results of operations.

Food Safety and Product Contamination Concerns Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

If consumers in our principal markets lose confidence in the safety of nut products, particularly with respect to peanut and tree nut allergies, food borne illnesses or other food safety matters, this could materially and adversely affect our financial condition and results of operations. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of our nut products, including consumption of other companies’ products containing our products as an ingredient. Notwithstanding our existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters, including food borne illnesses, may discourage consumers from buying our products, cause production and delivery disruptions, or result in product recalls. Product safety issues (i) concerning products not manufactured, distributed or sold by us and (ii) concerning products we manufacture, distribute and sell, may materially and adversely affect demand for products in the nut industry as a whole, including products without actual safety problems. Decreases in demand for products in the industry generally could have a material adverse affect on our financial condition and results of operations. In addition, the cooling system at the Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at the Elgin, Illinois facility could be destroyed which could have a material adverse effect on our financial condition and results of operations.

The Recently Announced Risk Assessment Conducted by the U.S. Food and Drug Administration on the Risks of Tree Nuts May Have a Material Adverse Effect on Our Financial Condition, Results of Operations and Cash Flows

The U.S. Food and Drug Administration (“FDA”) recently announced a plan to assess the risks of Salmonella contamination associated with tree nuts. The results and impact of this risk assessment could lead to increased industry-specific regulation and/or additional risk-based preventive controls which may result in increased compliance costs which could have a material adverse effect on effect our financial condition, results of operations and cash flows.

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

We are Subject to Government Regulation Which Could Materially and Adversely Affect Our Results of Operations

We are subject to extensive regulation by the FDA, the USDA, the United States Environmental Protection Agency (“EPA”) and other state, local and foreign authorities in jurisdictions where our products are manufactured, processed or sold. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, distribution and labeling of our products. Our manufacturing and processing facilities and products are subject to periodic compliance inspections by federal, state, local and foreign authorities. We are also subject to environmental regulations governing the discharge of air emissions, water and food waste, the usage and storage of pesticides, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at our existing facilities as well as our expansion into new operations and jurisdictions, may require us to obtain additional licenses and permits and could require us to adapt or alter methods of operations at costs that could be substantial. Compliance with applicable laws and regulations may be time-consuming, expensive or costly to us in different ways and could materially and adversely affect our results of operations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could materially and adversely affect our results of operations.

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

Furthermore, we are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”). The Bioterrorism Act includes a number of provisions to help guard against the threat of bioterrorism, including authority for the Secretary of Health and Human Services (“HHS”) to take action to protect the nation’s food supply against the threat of intentional contamination. The FDA, as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, which fall into four broad categories: (i) registration of food facilities, (ii) establishment and maintenance of records regarding the sources and recipients of foods, (iii) prior notice to FDA of imported food shipments and (iv) administrative detention of potentially affected foods. There can be no assurances that the effects of the Bioterrorism Act and the rules enacted thereunder by the FDA, including any potential disruption in our supply of imported nuts, which represented approximately 31% of the dollar value of our total nut purchases in fiscal 2013, will not have a material adverse effect on our results of operations in the future.

The Food Safety Modernization Act (“FSMA”) gives the FDA expanded authorities over the safety of the national food supply, including increased inspections and mandatory recalls, as well as stricter enforcement actions, each of which could result in additional compliance costs and civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations. The FSMA further instructed the FDA to develop new rules and regulations, including the performance of hazard analyses, implementation of preventive plans to control hazards, and foreign supplier verification provisions. We currently have “hazard analysis and critical control points” (“HACCP”) processes and procedures in place that may appropriately address many of the existing or future concerns arising out of the FSMA; however, any new FDA rules and regulations could require us change certain of our operational processes and procedures, or implement new ones, and there could also be unforeseen issues, requirements and costs that arise as the FDA promulgates its new rules and regulations. HACCP is a management system in which food safety is addressed through the analysis and control of hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product.

We are a publicly traded company and subject to changing rules and regulations of federal and state governments as well as the stock exchange on which our Common Stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC, the Department of Justice and the Nasdaq Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. Failure to comply with any law or regulation could subject us to civil remedies, including fines and injunctions, as well as possible criminal sanctions, which could materially and adversely affect our results of operations.

Operational, Legal, Economic, Political and Social Risks of Doing Business in Emerging Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations

Approximately 31% of the dollar value of our total nut purchases for fiscal 2013 were made from foreign countries. We purchase our cashew inventories from Vietnam, India, Brazil and Africa and some of our pecans from Mexico, which are in many respects emerging markets. We are continually looking to expand our sales internationally and enter new emerging and established markets, which may include markets within Asia. To this extent, we are exposed to risks inherent in emerging markets, including:

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

The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations

We acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The majority of bulk-stored nut inventories at June 27, 2013 were processed during the first quarter of fiscal 2014, before any new crop inventories were purchased, thus enabling us to adjust the bulk-stored nut inventories at June 27, 2013. There can be no assurance that such inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.

Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company, Which May Make a Takeover or Change in Control More or Less Difficult; and The Sanfilippo Group Has Pledged a Substantial Amount of their Class A Common Stock, Either of Which Could Materially and Adversely Affect Our Financial Condition, Results of Operations and Cash Flows

As of August 28, 2013, Jasper B. Sanfilippo, Marian Sanfilippo, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 51.7% voting interest in the Company. As of August 28, 2013, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 24.2% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group are entitled to elect six Class A Directors which represents 66% of the entire board. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause a change in control or sale of the Company which may or may not be in the best interests of the other holders of Common Stock, and can take other actions that may be less favorable to our other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

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

We May Incur Material Losses as a Licensed Nut Warehouse Operator under the United States Warehouse Act Which Could Materially and Adversely Affect Our Results of Operations

We store a large amount of peanut inventory on behalf of the United States government at various facilities. As a licensed USDA Nut Warehouse Operator, to the extent that we do not purchase these peanuts, we are responsible for delivering the loan value of the peanut inventory in our possession as represented on the warehouse receipt on demand. Because the inventory may be stored at our facilities for a significant period of time, the peanut inventory may decrease in value as a result of a decline in the quality of the peanut inventory or shrinkage in the peanut inventory. We are responsible for reimbursing the United States government for any such decline in value associated with quality issues or shrinkage in excess of an allowable amount that arise during our custody of such inventory. Accordingly, a decline in the value of the peanut inventory stored at our facilities for these circumstances could materially and adversely affect our results of operations.

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

Unsuccessful Implementation of Our Strategic Plan Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We developed a five-year strategic plan (the “Strategic Plan”) during fiscal 2009 and have updated the Strategic Plan from time to time to help us achieve long-term profitable growth. As part of this Strategic Plan, we have taken a number of actions including, among other things, the acquisition of OVH, promotion of our branded products, international expansion and other related strategies related to increasing sales of private brand products. We are taking these actions in order to increase sales in all of our distribution channels. There are no assurances that we will be successful in achieving any portion of our Strategic Plan, or any other efficiency measures.

In addition, we have in the past, as part of our Strategic Plan, engaged in strategic acquisitions and joint ventures. However, we may be unable to successfully manage our existing acquisitions or joint ventures or identify additional acquisitions or joint ventures which are attractive or advantageous to grow or otherwise supplement our existing business. We may be unable to achieve a substantial portion of any anticipated cost savings from previous acquisitions or joint ventures or other anticipated benefits in the timeframe we anticipate, or at all.

Any inability to realize the anticipated benefits from the Strategic Plan could materially and adversely affect our financial condition and results of operations.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

We own or lease five principal production facilities. Our primary processing and distribution facility along with our headquarters is located at our facility in Elgin, Illinois that houses our primary manufacturing operations and corporate headquarters (the “Elgin Site”). The remaining principal production facilities are located in Bainbridge, Georgia; Garysburg, North Carolina; Selma, Texas and Gustine, California. In addition, we operate a retail store out of the Elgin Site.

As described below in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, the Mortgage Facility (as defined below) is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois; Gustine, California and Garysburg, North Carolina.

We believe that our facilities are generally well maintained and in good operating condition.

a. Principal Facilities

The following table provides certain information regarding our principal facilities:(1)

Location	Square Footage	Type of Interest	Description of Principal Use	Date Company Constructed, Acquired or First Occupied
Bainbridge, Georgia	245,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987
Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1994
Selma, Texas(2)	300,000	Leased	Pecan shelling, processing, bulk packaging, warehousing and distribution	1992
Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993
Elgin, Illinois(3) (Elgin Office Building)	400,000	Owned	Rental Property	2005
Elgin, Illinois(4) (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

(1)	In addition to the properties listed in the table, we own land in Elgin, Illinois, which we originally anticipated using in connection with our facility consolidation project (the “Old Elgin Site”). For a description of the Old Elgin Site, including its potential sale, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Real Estate Matters”.
(2)	The sale of the Selma properties to related party partnerships was consummated during the first quarter of fiscal 2007. See Note 5 to the Consolidated Financial Statements — “Long-Term Debt”.

(3)	The Elgin Office Building (part of the Elgin Site) was acquired in April 2005. Approximately 29% of the Elgin Office Building is currently being leased to unrelated third parties. The remaining portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will likely be necessary to lease all of the remaining space.
(4)	The Elgin Warehouse Building (part of the Elgin Site) was acquired in April 2005 and was modified to our specifications. The Elgin Warehouse Building is the home of our corporate headquarters, Chicago area processing activities and Chicago area distribution operations.

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

The Selma facility contains our automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. During fiscal 2013, we processed approximately 39 million inshell pounds of pecans at the Selma facility.

The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2013, the Bainbridge facility shelled approximately 69 million inshell pounds of peanuts.

The Garysburg facility has the capacity to process approximately 60 million inshell pounds of farmer stock peanuts annually. During fiscal 2013, the Garysburg facility processed approximately 18 million pounds of inshell peanuts.

The Gustine facility is used for walnut shelling, processing, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. During fiscal 2013, the Gustine facility shelled approximately 44 million inshell pounds of walnuts.

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

For a discussion of our legal proceedings, investigations, settlements and other contingencies, see “Note 7—Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 4 — Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on October 30, 2013. Below are our executive officers as of August 28, 2013:

Jeffrey T. Sanfilippo, Chief Executive Officer, age 50 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999.

Michael J. Valentine, Chief Financial Officer, Group President and Secretary, age 54 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. He has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include peanut, imported nut and other ingredient procurement and contract packaging business.

Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary, age 45 — Mr. Sanfilippo has been employed by us since 1992. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our non-peanut shelling operations, including plant operations and procurement.

James A. Valentine, Chief Information Officer, age 49 — Mr. Valentine has been employed by us since 1986 and in November 2006 was named our Chief Information Officer. He served as our Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000.

Michael G. Cannon, Senior Vice President, Corporate Operations, age 60 — Mr. Cannon joined us in October 2005 as Senior Vice President of Operations. Previously, he was Vice President of Operations at Sugar Foods Corp., a manufacturer and distributor of food products, from 1995 to October 2005. Mr. Cannon is responsible for the production operations for all of our facilities.

Thomas J. Fordonski, Senior Vice President, Human Resources, age 60 — Mr. Fordonski joined us in August, 2007 as Vice President of Human Resources and was promoted to Senior Vice President of Human Resources in January 2010. Previously, he was Director of Human Resources for Continental AG, a German-based global manufacturer of electronic automotive equipment. Prior to that, Mr. Fordonski was at Motorola, Incorporated for 25 years, with his career culminating as the Director of Human Resources for the global supply chain in the messaging and cellular communications business. He is responsible for leading the human resources activities and functions.

Walter (Bobby) Tankersley Jr., Senior Vice President, Procurement and Commodity Risk Management, age 61 — Mr. Tankersley has been employed by us since January 2002 and was named Senior Vice President of Procurement and Commodity Risk Management in January 2011. Previously, Mr. Tankersley was Senior Vice President of Industrial Sales. He has over 30 years of experience in the nut industry where he was previously Vice President of Sales & Marketing at the Young Pecan Company and Director of Industrial Sales at the Mauna Loa Macadamia Nut Company. Mr. Tankersley is responsible for procurement of almonds, walnuts, macadamias and pistachios as well as providing commodity analysis, crop forecasts, and consumption trend analysis for various nut commodities.

Frank S. Pellegrino, Senior Vice President, Finance and Corporate Controller, age 39 — Mr. Pellegrino joined us in January 2007 as Director of Accounting and was appointed Corporate Controller in September 2007. In January 2009, he was named Vice President Finance and Corporate Controller. In August 2012, he was promoted to Senior Vice President, Finance. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor, from June 2003 to January 2007. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP, where he was employed from 1996 to 2003. Mr. Pellegrino is responsible for our accounting and finance functions.

Christopher Gardier, Senior Vice President, Consumer Sales, age 53 — Mr. Gardier joined us in May 2010 as Vice President, Consumer Sales. In August 2012, Mr. Gardier was promoted to Senior Vice President, Consumer Sales. Previously, Mr. Gardier was the Vice President Sales for the Snacks Division at The Hain Celestial Group, where he led a national sales team of eight regional managers selling natural and organic salty snack brands. Prior to that, Mr. Gardier was a Customer Vice President, Central Region at Pepperidge Farm for six years, where he led a team of independent biscuit and bakery distributors covering 13 Midwestern states. Prior to that, Mr. Gardier was a Director of National Accounts at Frito Lay for almost five years, where he led a sales and operations team responsible for the mass merchandising channel. Mr. Gardier is responsible for leading our Consumer Sales efforts, including our Fisher and Orchard Valley Harvest brands.

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

Our Common Stock is quoted on the NASDAQ Global Select Market and our trading symbol is “JBSS”. The following tables set forth, for the quarters indicated, the high and low reported sales prices for the Common Stock as reported on the NASDAQ Global Select Market.

	Price Range of Common Stock
Year Ended June 27, 2013	High	Low
4th Quarter	$21.11	$18.83
3rd Quarter	$20.71	$17.20
2nd Quarter	$19.28	$12.40
1st Quarter	$19.67	$12.52

	Price Range of Common Stock
Year Ended June 28, 2012	High	Low
4th Quarter	$17.10	$12.47
3rd Quarter	$12.55	$7.24
2nd Quarter	$8.90	$7.16
1st Quarter	$9.15	$6.28

The graph below compares our cumulative five-year total stockholder return on our Common Stock with the cumulative total returns of the Russell 2000 Consumer Staples Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock, in each index (with the reinvestment of all dividends) from June 27, 2008 to June 27, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among John B. Sanfilippo & Son, Inc., the Russell 2000 Index,

and the Russell 2000 Consumer Staples Index

*	$100 invested on 6/27/08 in stock or index, including reinvestment of dividends.

Indexes calculated on month-end basis.

The information contained in the preceding performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

As of August 16, 2013 there were 54 holders and 17 holders of record of our Common Stock and Class A Stock, respectively.

Under our Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on our common equity. However, our current financing agreements prohibit (except as consented to by our lenders) the payment of dividends other than in the form of Common Stock. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Arrangements.”

On December 10, 2012, our Board of Directors declared a cash dividend for the first time since 1995. A $1.00 special cash dividend was paid to holders of Common Stock and Class A Stock on December 28, 2012.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings of Jasper B. Sanfilippo or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Mathias A. Valentine or such siblings (other than those who are our executive officers or who have formed a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with either Jasper B. Sanfilippo or Mathias A. Valentine) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2013 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans

The following table sets forth information as of June 27, 2013, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by stockholders – stock options	115,250	$13.68	664,915	(1)
Equity compensation plans approved by stockholders – restricted stock units	215,294	—	180,040	(1)
Equity compensation plans not approved by stockholders	—	—	—

(1)	Under our 2008 Equity Incentive Plan, as amended, a total of 664,915 equity based stock awards are available for distribution, 180,040 of which may be used for grants of Common Stock, restricted stock and restricted stock units.

Item 6 — Selected Financial Data

The following historical consolidated financial data as of and for the years ended June 27, 2013, June 28, 2012, June 30, 2011, June 24, 2010 and June 25, 2009 were derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations.

Consolidated Statement of Comprehensive Income Data: (dollars in thousands, except per share data)

	Year Ended
	June 27, 2013	June 28, 2012	June 30, 2011	June 24, 2010	June 25, 2009
Net sales	$734,334	$700,575	$674,212	$561,633	$553,846
Cost of sales	614,372	593,521	590,021	466,847	481,447

Gross profit	119,962	107,054	84,191	94,786	72,399
Selling and administrative expenses	78,343	74,081	68,273	65,114	57,150
Restructuring expenses, net	—	—	—	—	(332)
Goodwill impairment loss	—	—	5,662	—	—

Income from operations	41,619	32,973	10,256	29,672	15,581
Interest expense	4,754	5,364	6,444	5,653	7,646
Rental and miscellaneous expense, net	1,569	1,388	1,026	1,147	1,277

Income before income taxes	35,296	26,221	2,786	22,872	6,658
Income tax expense (benefit)	13,536	9,099	(49)	8,447	(259)

Net income	$21,760	$17,122	$2,835	$14,425	$6,917

Basic earnings per common share	$2.00	$1.60	$0.27	$1.36	$0.65
Diluted earnings per common share	$1.98	$1.58	$0.26	$1.34	$0.65
Cash dividends declared per share	$1.00	$—	$—	$—	$—

Consolidated Balance Sheet Data: (dollars in thousands)

	June 27, 2013	June 28, 2012	June 30, 2011	June 24, 2010	June 25, 2009
Working capital	$114,992	$87,110	$65,337	$49,149	$52,701
Total assets	374,744	371,727	351,788	358,281	322,699
Long-term debt, less current maturities	33,665	36,206	42,430	42,680	49,016
Total debt	74,222	94,778	101,224	98,666	93,938
Stockholders’ equity	215,304	201,013	183,707	179,894	165,499

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the year ended June 30, 2011 consisted of fifty-three weeks, as our fourth quarter contained fourteen weeks. Where applicable, we present material changes which result from the additional week in the fiscal 2011 period. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2014 are to the fiscal year ending June 26, 2014.

•	References herein to fiscal 2013, fiscal 2012 and fiscal 2011 are to the fiscal years ended June 27, 2013, June 28, 2012 and June 30, 2011, respectively.

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “the Company” refer collectively to John B. Sanfilippo & Son, Inc. and our two wholly-owned subsidiaries, JBSS Real Estate, LLC and JBSS Ventures, LLC. Our Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, sunflower seeds, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. We distribute our products in the consumer, commercial ingredients, contract packaging and export distribution channels.

During the fourth quarter of fiscal 2013 we updated our strategic plan (the “Strategic Plan”) the goal of which is to drive profitable growth. Our long-term goals include:

i.	Growing Fisher and Orchard Valley Harvest into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe and produce categories,

ii.	Expanding globally and building our Company into a leading premium international snack nut company, and

iii.	Providing integrated nut solutions to grow business at existing key customers in each distribution channel.

We continue to execute portions of this strategy. We were recently recognized as the “supplier of the year” by two significant private brand customers, one of which is our largest. In addition, we continue to develop our Fisher brand business in China with recent changes in our distributor network and progress in establishing structures to support our business there for the long-term. Domestic sales volume of our Fisher recipe nut and snack nut products increased significantly during fiscal 2013 compared to fiscal 2012. This growth was achieved through a combination of new marketing and advertising programs, increased sales to existing customers and distribution to new recipe nut customers. Finally, during the fourth quarter, we saw meaningful increases in Orchard Valley Harvest sales volume and sales dollars compared to the same period last fiscal year.

We face a number of challenges in the future. Specific challenges, among others, include: high tree nut commodity costs (including as a result of increased demand for pecans and walnuts in China) and intensified competition for market share from both private brand and name brand nut products. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our Elgin Site. We expect to continue to be able to devote more funds in fiscal 2014 and beyond to promote and advertise our Fisher brand and to develop new products for all product lines. We have seen recent domestic sales and volume growth in our Orchard Valley Harvest brand and expect to continue to focus on this portion of our business. We believe that our efforts to grow our Fisher brand will be aided by more consistent commodity prices for peanuts, pecans and cashews in fiscal 2014. In general, while tree nut market prices are expected to remain higher than historical averages, we have seen a meaningful overall price decrease for nut commodities during fiscal 2013. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part I, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

Annual Highlights

•	Our net sales for fiscal 2013 increased by $33.8 million, or 4.8%, to $734.3 million from net sales of $700.6 million for fiscal 2012.

•	Gross profit increased by $12.9 million and our gross profit margin, as a percentage of net sales, increased to 16.3% from 15.3% for fiscal 2012.

•	Total operating expenses for fiscal 2013 increased by $4.3 million to 10.7% of net sales from 10.6% of net sales in fiscal 2012.

•	Diluted earnings per share increased approximately 25% compared to last fiscal year.

•	Our strong financial position allowed us to pay a special cash dividend of $10.9 million in December 2012.

•	We repaid $6.6 million or approximately 13% of our total long-term debt.

•	The total value of inventories on hand at the end of fiscal 2013 increased by $12.3 million, or 8.4%, in comparison to the total value of inventories on hand at the end of fiscal 2012.

Acquisition costs for tree nuts, with the exception of walnuts and almonds, have decreased in the 2012 crop year (which falls into our 2013 fiscal year), but acquisition costs still remain at levels that are significantly higher than historical averages. While we completed our procurement of the current year crop of inshell walnuts during the second quarter of fiscal 2013, the total payments to our walnut growers were not determined until the third quarter of fiscal 2013, which is typical. The final prices paid to the walnut growers were based upon current market prices and other factors, such as crop quality. At June 27, 2013 there are no amounts due to walnut growers.

Peanut market prices have decreased during the 2012 crop year. Peanut market prices were extremely high for the 2011 crop due to reduced acreage, reduced yields caused by drought conditions in the majority of the peanut growing areas in the United States and the poor quality of the 2010 crop carryover stocks. The major domestic peanut growing areas did not experience drought conditions for the 2012 crop year, and planted acreage and yields increased significantly which has led to a record crop. We observed consumer demand for peanuts returning back to historical levels as peanut prices declined.

Results of Operations

The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2013 to fiscal 2012 and from fiscal 2012 to fiscal 2011.

	Percentage of Net Sales			Percentage Increase
	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2013 vs. 2012	Fiscal 2012 vs. 2011
Net sales	100.0%	100.0%	100.0%	4.8%	3.9%
Gross profit	16.3	15.3	12.5	12.1	27.2
Selling expenses	6.4	6.4	6.6	4.5	1.7
Administrative expenses	4.3	4.2	3.5	7.7	21.2

Fiscal 2013 Compared to Fiscal 2012

Net Sales

Our net sales increased 4.8% to $734.3 million for fiscal 2013 from $700.6 million for fiscal 2012. Sales volume (measured as pounds sold to customers) increased by 4.3% for fiscal 2013 in comparison to sales volume for fiscal 2012. The increase in net sales was primarily attributable to the aforementioned sales volume increase, specifically, increased distribution of Fisher snack and recipe nuts and private brand snack nuts to both new and existing customers. The increase in sales volume was also attributable to the favorable impact of lower selling prices on consumer demand during the second half of the current fiscal year.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2013	Fiscal 2012
Consumer*	$436,228	$418,699
Commercial Ingredients	177,774	176,611
Contract Packaging	85,940	70,388
Export	34,392	34,877

Total	$734,334	$700,575

*	Sales of branded products were approximately 30% and 29% of total consumer channel sales during fiscal 2013 and 2012, respectively.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2013	Fiscal 2012
Peanuts	18.2%	17.6%
Pecans	15.9	17.9
Cashews & Mixed Nuts	19.4	20.3
Walnuts	12.0	12.2
Almonds	16.5	14.7
Other	18.0	17.3

Total	100.0%	100.0%

For both fiscal 2013 and fiscal 2012, the largest component of the “Other” product type was trail and snack mixes which include nut products.

Net sales in the consumer distribution channel increased by 4.2% in dollars and 2.9% in sales volume in fiscal 2013 compared to fiscal 2012. Total Fisher brand sales volume increased by 16.5% in fiscal 2013 compared to fiscal 2012 due primarily to higher sales to existing customers and approximately $8.5 million in sales to new recipe nut customers. Recent market data indicates that Fisher recipe nuts continue to gain significant market share in the overall recipe nut category. Private brand consumer sales volume increased by 3.1% in fiscal 2013 compared to fiscal 2012. Additionally, sales volume for both private brand and branded nut products were favorably impacted by an increase in consumer demand for nuts and nut products due to lower selling prices during the second half of fiscal 2013.

Net sales in the commercial ingredients distribution channel increased by 0.7% in dollars and 3.7% in sales volume in fiscal 2013 compared fiscal 2012. The sales volume increase was primarily due to increased sales of peanut and pecan products from lower selling prices and increased almond sales as a result of distribution gains achieved by a major existing customer.

Net sales in the contract packaging distribution channel increased by 22.1% in dollars and 14.4% in sales volume in fiscal 2013 compared to fiscal 2012. The increase in sales dollars and sales volume was primarily due to new snack mix product launches and increased promotional activity implemented by a major existing customer during fiscal 2013.

Net sales in the export distribution channel decreased 1.4% in dollars and 3.9% in sales volume in fiscal 2013 compared to fiscal 2012. The decrease in sales volume was due primarily to the unfavorable impact on customer demand of higher peanut prices that existed in the first two quarters of fiscal 2013 which was not offset by increased demand in the last two quarters of fiscal 2013.

Gross Profit

Gross profit increased 12.1% to $120.0 million in fiscal 2013 from $107.1 million in fiscal 2012. Our gross profit margin increased to 16.3% of net sales for fiscal 2013 from 15.3% for fiscal 2012. The increases in gross profit and gross profit margin are primarily due to improved alignment of selling prices with commodity acquisition costs that occurred in the first half of fiscal 2013 combined with efficiency improvements within the manufacturing process that were achieved in the second half of fiscal 2013.

Operating Expenses

Selling and administrative expenses for fiscal 2013 increased slightly to 10.7% of net sales from 10.6% of net sales for fiscal 2012.

Selling expenses for fiscal 2013 were $47.1 million, an increase of $2.0 million, or 4.5%, over the amount recorded for fiscal 2012 due primarily to a $2.0 million increase in marketing and advertising expenses to support our branded products and a $0.4 million increase in compensation related expense. This increase in selling expenses for fiscal 2013 was partially offset by a $0.7 million decrease in broker commissions due primarily to a change in customer mix.

Administrative expenses for fiscal 2013 were $31.2 million, an increase of $2.2 million, or 7.7%, from the amount recorded for fiscal 2012 due primarily to (i) a $1.5 million increase in consulting and other professional services, (ii) a $0.6 million increase in compensation related expense, and (iii) a $0.3 million increase in depreciation and amortization expense. This increase in administrative expenses was partially offset by a $0.6 million gain on the sale of land and a building where we operated a retail store.

Income from Operations

Due to the factors discussed above, our income from our operations was $41.6 million, or 5.7% of net sales, for fiscal 2013, compared to $33.0 million, or 4.7% of net sales, for fiscal 2012.

Interest Expense

Interest expense was $4.8 million for fiscal 2013 compared to $5.4 million for fiscal 2012. The decrease in interest expense was due primarily to lower average short-term borrowings.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $1.6 million for fiscal 2013 compared to $1.4 million for fiscal 2012.

Income Tax Expense

Income tax expense was $13.5 million, or 38.3% of income before income taxes, for fiscal 2013 compared to $9.1 million, or 34.7% of income before income taxes for fiscal 2012. The increase in the effective tax rate of fiscal 2013 is mainly due to the impact of a full valuation allowance recorded against deferred tax assets that were created as a result of our equity investment in, and sale of intellectual property rights to an unconsolidated variable interest entity.

Net Income

Net income was $21.8 million, or $2.00 basic and $1.98 diluted per common share, for fiscal 2013, compared to $17.1 million, or $1.60 basic and $1.58 diluted per common share, for fiscal 2012, due to the factors discussed above.

Fiscal 2012 Compared to Fiscal 2011

Net Sales

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

The following table shows a comparison of sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2012	Fiscal 2011
Consumer*	$418,699	$414,486
Commercial Ingredients	176,611	160,817
Contract Packaging	70,388	64,025
Export	34,877	34,884

Total	$700,575	$674,212

*	Sales of branded products were approximately 29% and 31% of total consumer channel sales during fiscal 2012 and 2011, respectively

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

Net sales in the consumer distribution channel increased by 1.0% in dollars, but decreased 12.7% in sales volume in fiscal 2012 compared to fiscal 2011. Private brand consumer sales volume decreased by 10.3% in fiscal 2012 compared to fiscal 2011 due primarily to the loss of two customers who elected not to accept price increases. Fisher brand sales volume decreased by 17.5% in fiscal 2012 compared to fiscal 2011, primarily due to decreases in Fisher recipe and snack nut business. However, recent market data has indicated that Fisher recipe nuts have gained significant market share in the overall recipe nut category. Sales volume for both private brand and branded nut products were negatively affected by a decrease in consumer demand for nuts and nut products due to higher selling prices caused by higher commodity acquisition costs. Sales volume, as measured in pounds sold to customers, also decreased due to the extra week in fiscal 2011 and a reduction in individual package sizes to lessen the impact of price increases.

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

Net sales in the export distribution channel were virtually unchanged in dollars and decreased 18.1% in sales volume in fiscal 2012 compared to fiscal 2011. The decrease in sales volume was due primarily to the loss a major export retail customer who elected not to accept price increases, a limited supply of walnuts available for the export distribution channel and the effect of the extra week in fiscal 2011.

Gross Profit

Gross profit increased 27.2% to $107.1 million in fiscal 2012 from $84.2 million in fiscal 2011. Our gross profit margin increased to 15.3% of net sales for fiscal 2012 from 12.5% for fiscal 2011. The increases in gross profit and gross profit margin are primarily due to improved alignment of selling prices with commodity acquisition costs of tree nuts in fiscal 2012 compared to fiscal 2011. We also incurred $0.8 million in moving expenses in relocating the Orchard Valley Harvest (“OVH”) operations to our locations in Gustine, California and Elgin, Illinois in fiscal 2011. This relocation has resulted in additional manufacturing efficiencies during fiscal 2012.

Operating Expenses

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

Income from Operations

Due to the factors discussed above, our income from our operations was $33.0 million, or 4.7% of net sales, for fiscal 2012, compared to $10.3 million, or 1.5% of net sales, for fiscal 2011.

Interest Expense

Interest expense was $5.4 million for fiscal 2012 compared to $6.4 million for fiscal 2011. The decrease in interest expense was due primarily to lower average short-term borrowings and lower average interest rates on our short-term borrowings.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $1.4 million for fiscal 2012 compared to $1.0 million for fiscal 2011.

Income Tax Expense (Benefit)

Income tax expense was $9.1 million, or 34.7% of income before income taxes, for fiscal 2012 compared to income tax benefit of $0.05 million, or (1.8%) of income before income taxes for fiscal 2011. The impact of the rate reconciling items for fiscal 2011 is greater than fiscal 2012 primarily because income before income taxes was lower in fiscal year 2011. The 2011 effective tax rate was impacted by the following: (i) $0.5 million favorable impact of state tax benefits due to favorable resolution of state tax audit, expected utilization of state investment tax credits, state tax rate changes and other tax provision adjustments; (ii) $0.2 million favorable impact due to recognizing current year research and development credit and reinstatement of the prior year credit; (iii) $0.3 million favorable impact related to the domestic production activities deduction which increased to 9% in 2011 from 6% in 2010; and (iv) $0.1 million favorable impact due to a lower level of current year federal taxable income which is taxed at 34%. Consequently, we recognized a $0.05 million income tax benefit for fiscal 2011 despite reporting income before income taxes of $2.8 million.

Net Income

Net income was $17.1 million, or $1.60 basic and $1.58 diluted per common share, for fiscal 2012, compared to $2.8 million, or $0.27 basic and $0.26 diluted per common share, for fiscal 2011, due to the factors discussed above.

Liquidity and Capital Resources

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, make capital improvements, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 that provides a revolving loan commitment and letter of credit subfacility (as amended, the “Credit Facility”). We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility due to our improved financial performance in the past have allowed us to consummate the OVH acquisition in fiscal 2010, devote more funds to promote our products, (especially our Fisher and Orchard Valley Harvest brands), pay a one-time special cash dividend in December 2012, and explore other growth strategies outlined in our Strategic Plan, which includes expansion into existing markets and international markets such as China.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

Operating Activities. Cash provided by operating activities was $35.8 million for fiscal 2013, an increase of $19.9 million compared to fiscal 2012. This improvement is due primarily to improved operating results and the positive cash flow impact of changes in certain working capital items; primarily accounts receivable and inventory. The accounts receivable improvement was a result of favorable changes of $11.2 million from fiscal 2012. Our nut commodity purchases were $12.8 million lower during fiscal 2013 than fiscal 2012 due mainly to lower nut acquisition costs among several nut commodities, primarily pecans and cashews.

Total inventories were $158.7 million at June 27, 2013, an increase of $12.3 million, or 8.4%, from the inventory balance at June 28, 2012. This increase is due primarily to an $8.3 million increase in finished good inventory to support increasing sales volume, and an increase in other raw materials of $2.5 million.

The weighted average cost per pound of raw nut input stocks on hand at June 27, 2013 decreased by 18.8% compared to the weighted average cost per pound of raw nut input stocks on hand at June 28, 2012. Pounds of raw nut input stocks on hand at the end of June 27, 2013 increased by 8.9 million pounds or 23.6% when compared to the quantity of raw nut input stocks on hand at June 28, 2012. The weighted average cost per pound of finished goods on hand at June 27, 2013 decreased by 12.7% over the weighted average cost per pound of finished goods on hand at June 28, 2012, and pounds of finished goods on hand increased by 20.9% to support increasing sales volume.

Cash provided by operating activities was $15.9 million in fiscal 2012, an increase of $8.7 million compared to fiscal 2011. This improvement is due primarily to improved operating results, partially offset by the negative working capital impact of increased accounts receivable and inventory. The $10.8 million increase in accounts receivable is due largely to higher dollar sales in the month of June 2012 than in the month of June 2011. Our nut commodity purchases were $12.4 million higher during fiscal 2012 than fiscal 2011 due mainly to higher nut acquisition costs among several nut commodities, primarily peanuts and walnuts.

Challenging economic conditions and increased commodity costs may adversely impact demand for consumer products. These conditions could, among other things, have a material adverse effect on the cash received from our operations. See Part I, Item 1A — “Risk Factors”.

Investing Activities. Cash used in investing activities was $6.4 million in fiscal 2013, which was mostly attributable to $7.2 million of capital expenditures. Partially offsetting this use of cash was $1.0 million of proceeds from the disposition of assets, primarily the sale of real property where we operated a retail store.

Cash used in investing activities was $7.2 million in fiscal 2012, which was mostly attributable to $7.5 million of capital expenditures. Partially offsetting this use of cash was $0.4 million of proceeds from disposition of assets.

Cash used in investing activities was $5.2 million for fiscal 2011 which was primarily attributable to capital expenditures.

We expect total capital expenditures for equipment upgrades, facility maintenance and food safety enhancements for fiscal 2014 to be approximately $11 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Financing Activities. Cash used in financing activities was $31.0 million during fiscal 2013. We paid a $10.9 million special dividend in December, 2012. We repaid $6.6 million of long-term debt during fiscal 2013, $2.8 million of which was related to the Mortgage Facility (as defined below) and $3.3 million was related to the repayment of the former industrial development bonds associated with our Bainbridge facility. The net decrease in borrowings outstanding under our Credit Facility was $14.0 million during fiscal 2013 which occurred mainly due to improved operating results.

Cash used in financing activities was $7.6 million during fiscal 2012. We repaid $4.3 million of long-term debt during fiscal 2012, $3.0 million of which was related to the Mortgage Facility. The net decrease in borrowings outstanding under our Credit Facility was $2.1 million during fiscal 2012. This decrease in short-term borrowings under our Credit Facility occurred primarily due to improved operating results.

Cash used in financing activities was $2.2 million during fiscal 2011. We repaid $5.3 million of long-term debt during fiscal 2011, $3.3 million of which was related to the Mortgage Facility. We also paid $4.1 million in contingent consideration related to the 2010 acquisition of OVH. The net increase in borrowings outstanding under our Credit Facility was $7.5 million during fiscal 2011. This increase in short-term borrowings under our Credit Facility was primarily due to the significant increase in our weighted average purchase cost for tree nuts.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into the Elgin Site. As part of the facility consolidation project, on April 15, 2005, we closed on the $48.0 million purchase of the Elgin Site. The Elgin Site includes both an office building and a warehouse, and afforded us increased production and processing capacity, such that we continue to offer our services to existing and new customers on an expanded basis. We are currently attempting to find additional tenants for available space in the office building at the Elgin Site. Until tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 71% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the Elgin Site.

On March 28, 2006, our wholly-owned subsidiary JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and also entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). In the third quarter of fiscal 2013, JBSS Properties, LLC transferred all of its properties and agreements to JBSS Real Estate, LLC. Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among the Company, certain related party partnerships, and the City (the “Development Agreement”). The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender (as defined below) prior to the sale of the Old Elgin Site. Also, the State of Illinois, the original owner of the Old Elgin Site that sold it to the City, has the option to repurchase the Old Elgin Site. We currently have an agreed upon sales contract for the assets located at the Old Elgin Site and the State of Illinois has waived its repurchase option. We expect the sales proceeds to exceed the carrying value of these assets. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that will likely be included in any future sale. We incurred $6.8 million of gross costs under the Development Agreement, and had carrying values of $6.2 million at both June 27, 2013 and June 28, 2012. These costs are recorded as “Assets held for sale” at June 27, 2013 and “Rental investment property” at June 28, 2012.

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

Credit Facility

The Credit Facility, as amended, is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin, Illinois real property includes almost all of the Old Elgin Site that was purchased prior to our purchase of the land in Elgin where the Elgin Site is located.

On July 15, 2011, we entered into the Second Amendment to the Credit Facility which extended the maturity date of the Credit Facility from February 7, 2013 to July 15, 2016. In addition, the Second Amendment increased the amount by which we may increase the revolving borrowing capacity available under the Credit Facility from $15.0 million to $22.5 million. On October 31, 2011, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment permits an additional 5% of outstanding accounts receivable from a major customer to be included as eligible in the borrowing base calculation, and the Third Amendment also made technical modifications to definitions. On January 22, 2013, we entered into a Consent and Fourth Amendment to the Credit Facility which permitted us to sell certain intellectual property assets and invest in the capital stock of a company.

The portion of the borrowing base calculation under the Credit Facility based upon machinery and equipment will decrease by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. As of June 27, 2013, the weighted average interest rate for the Credit Facility was 2.23%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 27, 2013, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 27, 2013, we had $81.6 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

Mortgage Facility

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site which is currently under contract for sale. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that will likely be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 27, 2013, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $21.4 million has been classified as long-term debt which represents scheduled principal payments under Tranche A that are due at least twelve months beyond June 27, 2013. All $6.0 million outstanding under Tranche B is classified as short-term debt as of June 27, 2013, since the Mortgage Lender has the option to use proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

We financed the acquisition, construction and equipping of our Bainbridge, Georgia facility (a peanut shelling plant) with industrial development bonds (the “bonds”) in 1987. On June 1, 2011, we remarketed the bonds, resetting the interest rate at 3.00% through May 2013, and at a market rate to be determined thereafter. We had the option, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any. We exercised that option in June 2013 and fully redeemed the bonds by paying $3.3 million. As of June 27, 2013, we had zero in aggregate principal amount of the bonds outstanding.

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of June 27, 2013, $12.6 million of the debt obligation was outstanding.

Off-Balance Sheet Arrangements

As of June 27, 2013, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Cash Obligations

At June 27, 2013, we had the following contractual cash obligations for long-term debt (including scheduled interest payments), capital leases, operating leases, the Credit Facility, purchase obligations and other long-term liabilities (amounts in this subsection in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$67,597	$13,892	$10,599	$9,867	$33,239
Capital lease obligations	20	19	1	—	—
Minimum operating lease commitments	4,286	1,088	1,903	1,215	80
Revolving credit facility borrowings	31,867	31,867	—	—	—
Purchase obligations(2)	160,314	160,314	—	—	—
Other long-term liabilities reflected on our balance sheet(3)	14,123	751	1,490	1,448	10,434

Total contractual cash obligations	$278,207	$207,931	$13,993	$12,530	$43,753

(1)	Interest obligations on floating rate debt instruments are calculated using interest rates in effect at June 27, 2013. See Note 5 to the Consolidated Financial Statements for further detail on the Company’s long-term debt obligations.
(2)	The purchase obligations represent $160,314 of inventory purchases.
(3)	Represents projected retirement obligations. See Note 12 and Note 13 in the Notes to Consolidated Financial Statements for further details.

Also, as a licensed United States Department of Agriculture Nut Warehouse Operator, to the extent we do not purchase peanut inventory, we are responsible for delivering the loan value of the peanut inventory in our possession as represented on the warehouse receipt to the holder of the warehouse receipt on demand. We are responsible for any decline in the value of the peanut inventory due to a decline in quality or shrinkage. Based on current expectations and historical experience, no amounts related to a potential decline in the value of peanut inventory are included in the schedule above.

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

We did not record any impairment of long-lived assets for the last three fiscal years.

Related Party Transactions

As discussed in Notes 5 and 14 of the Notes to the Consolidated Financial Statements, we lease space from a related party and transact with another related party in the normal course of business. We believe, based on our procedures regarding related party transactions, that these related party transactions are fair or reasonable and in the best interest of the Company.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of June 27, 2013 and June 28, 2012, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $131 thousand and $122 thousand, respectively. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax expense/(benefit) caption in the consolidated statement of comprehensive income.

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 27, 2013, we believe that our deferred tax assets are fully realizable, except for $0.8 million of basis differences for which we have provided a valuation allowance.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. The Company will adopt this guidance during fiscal 2014 and does not expect the adoption to have a material effect on our financial position, results of operations or cash flows.

In July 2013 the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” This new guidance requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The provisions of this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company will adopt this guidance during fiscal 2015 and does not expect the adoption to have a material effect on our financial position, results of operations or cash flows.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K, and in the Chief Executive Officer’s letter to stockholders accompanying the Annual Report on Form 10-K delivered to stockholders, that are not historical (including statements concerning our expectations regarding market risk) are “forward-looking statements.” These forward-looking statements may be followed (and therefore identified) by a cross reference to Part I, Item 1A — “Risk Factors” or may be otherwise identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes”, “should” and “expects”, and they are based on our current expectations or beliefs concerning future events and involve risks and uncertainties. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. We caution that such statements are qualified by important factors, including the factors described in Part I, Item 1A — “Risk Factors” and other factors, risks and uncertainties that are beyond our control, that could cause results to differ materially from our current expectations and/or those in the forward-looking statements, as well as the timing and occurrence (or nonoccurrence) of transactions and other factors, risk, uncertainties and events which may be subject to circumstances beyond our control. Consequently, results actually achieved may differ materially from the expected results included in these statements.

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

Approximately 31% of the dollar value of our total nut purchases for fiscal 2013 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country or to other major foreign currencies such as the euro.

We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility; because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had less than a $0.1 million impact on our net income and cash flows from operating activities for fiscal 2013. In addition, the fixed interest rate on our Mortgage Facility resets in the future.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiaries at June 27, 2013 and June 28, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 27, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 28, 2013

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 27, 2013 and June 28, 2012

(dollars in thousands, except per share amounts)

	June 27, 2013	June 28, 2012
ASSETS
CURRENT ASSETS:
Cash	$834	$2,459
Accounts receivable, less allowances of $2,628 and $2,867, respectively	49,509	49,867
Inventories	158,706	146,384
Deferred income taxes	3,723	4,823
Prepaid expenses and other current assets	4,843	3,284
Assets held for sale	6,175	—

TOTAL CURRENT ASSETS	223,790	206,817

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,396
Buildings	102,424	102,814
Machinery and equipment	166,549	160,956
Furniture and leasehold improvements	4,363	4,304
Vehicles	524	474
Construction in progress	1,207	1,098

	284,352	279,042
Less: Accumulated depreciation	172,928	161,774

	111,424	117,268
Rental investment property, less accumulated depreciation of $6,470 and $6,256, respectively	22,423	29,443

TOTAL PROPERTY, PLANT AND EQUIPMENT	133,847	146,711

OTHER LONG TERM ASSETS:
Cash surrender value of officers’ life insurance and other assets	8,405	7,255
Deferred income taxes	827	—
Intangible assets, net	7,875	10,944

TOTAL ASSETS	$374,744	$371,727

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 27, 2013 and June 28, 2012

(dollars in thousands, except per share amounts)

	June 27, 2013	June 28, 2012
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$31,867	$45,848
Current maturities of long-term debt, including related party debt of $321 and $297, respectively	8,690	12,724
Accounts payable, including related party payables of $290 and $75, respectively	43,741	33,044
Book overdraft	1,052	1,947
Accrued payroll and related benefits	15,855	14,677
Other accrued expenses	7,593	11,467

TOTAL CURRENT LIABILITIES	108,798	119,707

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $12,264 and $12,585, respectively	33,665	36,206
Retirement plan	12,615	13,335
Deferred income taxes	—	460
Other	4,362	1,006

TOTAL LONG-TERM LIABILITIES	50,642	51,007

TOTAL LIABILITIES	159,440	170,714

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,440,409 and 8,282,705 shares issued, respectively	84	83
Capital in excess of par value	106,132	103,876
Retained earnings	113,430	102,559
Accumulated other comprehensive loss	(3,164)	(4,327)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	215,304	201,013

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$374,744	$371,727

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 27, 2013, June 28, 2012 and June 30, 2011

(dollars in thousands, except per share amounts)

	Year Ended June 27, 2013	Year Ended June 28, 2012	Year Ended June 30, 2011
Net sales	$734,334	$700,575	$674,212
Cost of sales	614,372	593,521	590,021

Gross profit	119,962	107,054	84,191

Operating expenses:
Selling expenses	47,112	45,085	44,346
Administrative expenses	31,231	28,996	23,927
Goodwill impairment	—	—	5,662

Total operating expenses	78,343	74,081	73,935

Income from operations	41,619	32,973	10,256

Other expense:
Interest expense including $1,161, $1,151 and $1,055 to related parties, respectively	4,754	5,364	6,444
Rental and miscellaneous expense, net	1,569	1,388	1,026

Total other expense, net	6,323	6,752	7,470

Income before income taxes	35,296	26,221	2,786
Income tax expense (benefit)	13,536	9,099	(49)

Net income	21,760	17,122	2,835
Other comprehensive income (loss), net of tax:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	574	463	445
Net actuarial gain (loss) arising during the period	589	(1,548)	(288)

Other comprehensive income (loss), net of tax	1,163	(1,085)	157

Comprehensive income	$22,923	$16,037	$2,992

Net income per common share — basic	$2.00	$1.60	$0.27

Net income per common share — diluted	$1.98	$1.58	$0.26

Cash dividends declared per share	$1.00	$—	$—

Weighted average shares outstanding — basic	10,863,064	10,726,004	10,671,780

Weighted average shares outstanding — diluted	10,992,997	10,828,512	10,770,359

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 27, 2013, June 28, 2012 and June 30, 2011

(dollars in thousands)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 24, 2010	2,597,426	$26	8,166,849	$82	$101,787	$82,602	$(3,399)	$(1,204)	$179,894
Net income						2,835			2,835
Pension liability amortization, net of income tax of $296							445		445
Pension liability adjustment, net of income tax benefit of $190							(288)		(288)
Equity award exercises			15,731		91				91
Stock-based compensation expense					730				730

Balance, June 30, 2011	2,597,426	$26	8,182,580	$82	$102,608	$85,437	$(3,242)	$(1,204)	$183,707
Net income						17,122			17,122
Pension liability amortization, net of income tax of $309							463		463
Pension liability adjustment, net of income tax benefit of $1,031							(1,548)		(1,548)
Equity award exercises			100,125	1	500				501
Stock-based compensation expense					768				768

Balance, June 28, 2012	2,597,426	$26	8,282,705	$83	$103,876	$102,559	$(4,327)	$(1,204)	$201,013
Net income						21,760			21,760
Cash dividends ($1.00 per common share)						(10,889)			(10,889)
Pension liability amortization, net of income tax of $383							574		574
Pension liability adjustment, net of income tax of $390							589		589
Equity award exercises			157,704	1	1,340				1,341
Stock-based compensation expense					916				916

Balance, June 27, 2013	2,597,426	$26	8,440,409	$84	$106,132	$113,430	$(3,164)	$(1,204)	$215,304

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 27, 2013, June 28, 2012 and June 30, 2011

(dollars in thousands)

	Year Ended June 27, 2013	Year Ended June 28, 2012	Year Ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,760	$17,122	$2,835
Depreciation and amortization	16,717	17,117	16,968
(Gain) loss on disposition of properties, net	(575)	16	817
Deferred income tax benefit	(947)	(809)	(3,021)
Stock-based compensation expense	905	820	730
Goodwill impairment	—	—	5,662
Change in assets and liabilities, net of business acquired:
Accounts receivable, net	358	(10,836)	767
Inventories	(12,322)	(17,446)	(14,575)
Prepaid expenses and other current assets	(805)	(19)	1,420
Accounts payable	10,527	4,784	(1,365)
Accrued expenses	(2,696)	5,442	(1,420)
Income taxes receivable/payable	(754)	(1,003)	921
Other long-term liabilities	3,356	(114)	(4,436)
Other, net	229	831	1,933

Net cash provided by operating activities	35,753	15,905	7,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,207)	(7,531)	(5,195)
Proceeds from disposition of assets	993	434	255
Purchase of assets of Orchard Valley Harvest, Inc.	—	—	(115)
Other	(165)	(89)	(122)

Net cash used in investing activities	(6,379)	(7,186)	(5,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	313,059	310,727	274,130
Repayments of revolving credit borrowings	(327,040)	(312,864)	(266,582)
Principal payments on long-term debt	(6,575)	(4,309)	(5,257)
(Decrease) increase in book overdraft	(895)	308	(422)
Dividends paid	(10,889)	—	—
Credit facility amendment costs	—	(241)	—
Payment of contingent consideration	—	(1,702)	(4,135)
Proceeds from the exercise of stock options	1,219	452	84
Tax benefit of equity award exercises	122	48	7

Net cash used in financing activities	(30,999)	(7,581)	(2,175)

NET (DECREASE) INCREASE IN CASH	(1,625)	1,138	(116)
Cash, beginning of period	2,459	1,321	1,437

Cash, end of period	$834	$2,459	$1,321

Supplemental disclosures of cash flow information:
Interest paid	$4,131	$5,011	$5,876
Income taxes paid, excluding refunds of $14, $565 and $81, respectively	15,135	11,383	2,163
Capital lease obligations incurred	—	—	267

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation and Description of Business

Our consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc., and our two wholly-owned subsidiaries, JBSS Real Estate, LLC and JBSS Ventures, LLC. During the third quarter of fiscal 2013, JBSS Properties, LLC transferred all of its real estate holdings to JBSS Real Estate, LLC (a recently formed subsidiary) and JBSS Properties, LLC changed its name to JBSS Ventures, LLC. Our fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the year ended June 30, 2011 consisted of fifty-three weeks, as our fourth quarter contained fourteen weeks. The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

We are one of the leading processors and distributors of peanuts and tree nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, sunflower seeds, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. Our products are sold through the major distribution channels to significant buyers of nuts, including food retailers, commercial ingredient users, contract packaging customers and international customers.

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet at June 28, 2012 to conform to the current year presentation which had no effect on net equity reported for any period.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for customer deductions, allowances for doubtful accounts, the quantity and valuation of bulk inventories, the evaluation of recoverability of long-lived assets, the realizability of deferred tax assets and various other accrual accounts. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are stated at the amounts charged to customers, less allowances for doubtful accounts, and reserves for estimated cash discounts and customer deductions. The allowance for doubtful accounts is calculated by specifically identifying customers that are credit risks and estimating the extent that other non-specifically identified customers will become credit risks. Account balances are charged off against the allowance when we conclude that it is probable the receivable will not be recovered. The reserve for estimated cash discounts is based on historical experience. The reserve for customer deductions represents known customer short payments and an estimate of future credit memos that will be issued to customers related to rebates and allowances for marketing and promotions based on historical experience.

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

We store a large amount of peanut inventory on behalf of the United States government at various facilities. As a licensed United States Department of Agriculture Nut Warehouse Operator, to the extent that we do not purchase these peanuts, we are responsible for delivering the loan value of the peanut inventory in our possession as represented on the warehouse receipt to the holder of the warehouse receipt on demand. We are responsible for any decline in the value of the peanut inventory due to a decline in quality or shrinkage in excess of an allowable amount. No such declines in value are currently anticipated.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major improvements that extend the useful life, add capacity, or add functionality are capitalized and charged to expense through depreciation. Repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss is recognized currently in operating income.

Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 27, 2013	Year Ended June 28, 2012	Year Ended June 30, 2011
Depreciation expense	$13,648	$14,062	$14,901

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives
Buildings	10 to 40 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 5 years

No interest costs were capitalized for the last three fiscal years due to the lack of any significant project.

Assets Held For Sale

An asset is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed, (ii) it is available for immediate sale and the sale is expected to be completed within one year and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale may exceed one year due to events or circumstances beyond our control. Recoverability is also assessed and assets held for sale are reported at the lower of carrying value or fair-value less costs to sell. Assets classified as held for sale are no longer depreciated and reported on separate lines of the balance sheet.

We currently have assets held for sale on our consolidated balance sheets at June 27, 2013 due to the pending sale of property we own. For more information, see Note 15 — Assets Held for Sale.

Goodwill

In accordance with authoritative guidance on goodwill under the provisions of ASC 350 “Intangibles-Goodwill and Other”, goodwill is subject to impairment testing at least annually or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our impairment test, annually during the fourth quarter, using the two-step method.

We completed an acquisition of certain assets and liabilities of Orchard Valley Harvest (“OVH”) during the fourth quarter of fiscal 2010. During the fourth quarter of fiscal 2011, we experienced a significant decline in the market value and operating results of the Company driven by challenging market conditions and also performed our annual impairment analysis under the provisions of ASC 350. Based upon our analysis, we concluded that the entire goodwill balance of $5,662 was impaired.

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

We did not record any impairment of long-lived assets for the last three fiscal years.

Deferred Financing Costs

Deferred financing costs are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified in interest expense in the consolidated statement of comprehensive income, was as follows for the last three fiscal years:

	Year ended June 27, 2013	Year ended June 28, 2012	Year ended June 30, 2011
Amortization of deferred financing costs	$442	$370	$733

Facility Consolidation Project/Real Estate Transactions

In April 2005, we acquired property to be used for the Elgin Site. Two buildings are located on the Elgin Site, one of which is an office building. Approximately 71% of the office building is currently vacant. The other building, a warehouse, was expanded and modified for use as our principal processing facility and headquarters. The allocation of the purchase price to the two buildings was determined through a third party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the warehouse building is included in “Property, plant and equipment”.

The net rental expense from the office building is included in the caption “Rental and miscellaneous expense, net”. Gross rental income and Rental (expense), net for the last three fiscal years are as follows:

	Year ended June 27, 2013	Year ended June 28, 2012	Year ended June 30, 2011
Gross rental income	$1,671	$1,426	$1,458
Rental (expense), net	(1,495)	(1,450)	(1,412)

Expected future gross rental income under operating leases within the office building is as follows for the fiscal years ending:

June 26, 2014	$1,848
June 25, 2015	1,860
June 30, 2016	1,873
June 29, 2017	1,718
June 28, 2018	575
Thereafter	2,660

$10,534

On March 28, 2006, our wholly-owned subsidiary JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and also entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). In the third quarter of fiscal 2013, JBSS Properties, LLC transferred all of its properties and agreements to JBSS Real Estate, LLC. Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among the Company, certain related party partnerships and the City (the “Development Agreement”). The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender (as defined below) prior to the sale of the Old Elgin Site. Also, the State of Illinois, the original owner of the Old Elgin Site that sold it to the City, has the option to repurchase the Old Elgin Site. We currently have an agreed upon sales contract and the State of Illinois has waived its repurchase option. Consequently, we have classified these assets as held for sale in the consolidated balance sheets. See Note 15. A portion of the Old Elgin Site contains an office building (which we began renting to a third-party during the third quarter of fiscal 2007) that will likely be included in any future sale. We incurred $6,806 of gross costs under the Development Agreement, and had carrying values of $6,175 and $6,228 at June 27, 2013 and June 28, 2012, respectively. These costs are recorded as “Assets held for sale” at June 27, 2013 and “Rental investment property” at June 28, 2012.

In September 2012, we completed the sale of land and a building where we owned and operated a retail store in Barrington, Illinois. Proceeds from the sale were $870, net of expenses of $45, and resulted in a pre-tax gain of $660 which is recorded in “Administrative expenses” for the year ended June 27, 2013.

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

Total introductory funds are insignificant at both June 27, 2013 June 28, 2012.

Amortization of introductory funds, which is recorded as a reduction in net sales, was as follows for the last three fiscal years:

	Year ended June 27, 2013	Year ended June 28, 2012	Year ended June 30, 2011
Amortization of introductory funds	$246	$82	$41

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

The carrying values of cash, trade accounts receivable and accounts payable approximate their fair values at June 27, 2013 and June 28, 2012 because of the short-term maturities and nature of these balances.

The carrying value of our Credit Facility (as defined below) borrowings approximates fair value at June 27, 2013 and June 28, 2012 because interest rates on this instrument approximate current market rates (Level 2 criteria), the short term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The estimated fair value of long-term debt, including current maturities, at June 27, 2013 and June 28, 2012 was $46,059 and $53,327, respectively, and the related carrying value was $42,355 and $48,930, respectively. The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

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

Significant Customers and Concentration of Credit Risk

The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. We are subject to concentrations of credit risk, primarily in trade accounts receivable, and attempt to mitigate this risk through our credit evaluation process, collection terms and through geographical dispersion of sales. Sales to three customers each exceeded 10% of net sales during fiscal 2013. In fiscal 2012 and fiscal 2011 two customers each had sales that exceeded 10% of net sales. Sales to these customers represented approximately 48%, 36% and 32% of our net sales in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Net accounts receivable from these customers were 49% and 29% of net accounts receivable at June 27, 2013 and June 28, 2012, respectively.

Promotion, Marketing and Advertising Costs

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

The majority of marketing costs and substantially all advertising costs are incurred to promote and support branded products in the consumer distribution channel. These costs are expensed as incurred, recorded in selling expenses, and were as follows for the last three fiscal years:

	Year ended June 27, 2013	Year ended June 28, 2012	Year ended June 30, 2011
Marketing and advertising expense	$10,928	$8,946	$7,864

Shipping and Handling Costs

Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. Shipping and handling costs for the last three fiscal years were as follows:

	Year ended June 27, 2013	Year ended June 28, 2012	Year ended June 30, 2011
Shipping and handling costs	$15,801	$15,757	$17,937

Research and Development Expenses

Research and development expense represents the cost of our research and development personnel and their related expenses and are charged to selling expenses as incurred. Research and development expense for the last three fiscal years were as follows:

	Year ended June 27, 2013	Year ended June 28, 2012	Year ended June 30, 2011
Research and development expense	$1,233	$1,062	$861

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of June 27, 2013 and June 28, 2012, we had liabilities for uncertain tax positions totaling $131 and $122, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax expense /(benefit) caption in the consolidated statement of comprehensive income.

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 27, 2013, we believe that our deferred tax assets are fully realizable, except for $815 of basis differences for which we have provided a valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

	Year Ended June 27, 2013	Year Ended June 28, 2012	Year Ended June 30, 2011
Weighted average number of shares outstanding — basic	10,863,064	10,726,004	10,671,780
Effect of dilutive securities:
Stock options and restricted stock units	129,933	102,508	98,579

Weighted average number of shares outstanding — diluted	10,992,997	10,828,512	10,770,359

The following table presents a summary of anti-dilutive stock options excluded from the computation of diluted earnings per share:

	Year Ended June 27, 2013	Year Ended June 28, 2012	Year Ended June 30, 2011
Weighted average number of anti-dilutive shares:	41,375	107,125	125,375
Weighted average exercise price:	$18.46	$17.63	$16.75

Comprehensive Income

We account for comprehensive income in accordance with ASC Topic 220, “Comprehensive Income”. This topic establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The topic requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This topic also requires all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. The Company will adopt this guidance during fiscal 2014 and does not expect the adoption to have a material effect on our financial position, results of operations or cash flows.

In July 2013 the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” This new guidance requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The provisions of this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company will adopt this guidance during fiscal 2015 and does not expect the adoption to have a material effect on our financial position, results of operations or cash flows.

NOTE 2 — INVENTORIES

Inventories consist of the following:

	June 27, 2013	June 28, 2012
Raw material and supplies	$80,925	$72,862
Work-in-process and finished goods	77,781	73,522

	$158,706	$146,384

NOTE 3 — INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following:

	June 27, 2013	June 28, 2012
Customer relationships	$10,600	$10,600
Non-compete agreement	5,400	5,400
Brand names	8,090	8,090

Total intangible assets, gross	24,090	24,090

Less accumulated amortization:
Customer relationships	(4,689)	(3,174)
Non-compete agreement	(3,501)	(1,981)
Brand names	(8,025)	(7,991)

Total accumulated amortization	(16,215)	(13,146)

Net intangible assets	$7,875	$10,944

Customer relationships and the non-compete agreement relate wholly to the Orchard Valley Harvest (“OVH”) acquisition completed in fiscal 2010. Customer relationships are being amortized on a straight line basis over seven years. The non-compete agreement is being amortized based upon the expected pattern of cash flow annual benefit over a five year period. The brand name consists primarily of the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name became fully amortized in fiscal 2011. The remainder of the brand name relates to the OVH acquisition and is being amortized on a straight line basis over five years.

Total amortization expense related to intangible assets, which is classified in administrative expense in the consolidated statement of comprehensive income, was as follows for the last three fiscal years:

	Year ended June 27, 2013	Year ended June 28, 2012	Year ended June 30, 2011
Amortization of intangible assets	$3,069	$2,973	$2,204

Expected amortization expense for the next five fiscal years is as follows:

Fiscal year ending
June 26, 2014	$2,629
June 25, 2015	2,167
June 30, 2016	1,710
June 29, 2017	1,369
June 28, 2018	—

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

The Credit Facility, as amended, is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”). The encumbered Elgin, Illinois real property includes almost all of the Old Elgin Site that was purchased prior to our purchase of the land in Elgin, Illinois, on which our Chicago area operations are now consolidated.

On July 15, 2011, we entered into a Second Amendment to the Credit Facility (the “Second Amendment”) which extended the maturity date of the Credit Facility from February 7, 2013 to July 15, 2016. In addition, the Second Amendment increases the amount by which we may increase the revolving credit commitment available under the Credit Facility from $15,000 to $22,500.

On October 31, 2011, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment permits an additional 5% of outstanding accounts receivable from a major customer to be included as eligible in the borrowing base calculation, and the Third Amendment also made technical modifications to definitions.

On January 22, 2013, we entered into a Consent and Fourth Amendment to the Credit Facility which permitted us to sell certain intellectual property assets and invest in the capital stock of a company.

The portion of the borrowing base calculation based upon machinery and equipment will decrease by $1,500 per year for the first five years to coincide with depreciation of the machinery and equipment collateral. As of June 27, 2013 and June 28, 2012, the weighted average interest rate for the Credit Facility was 2.23% and 2.36%, respectively. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 27, 2013, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 27, 2013, we had $81,608 of available credit under the Credit Facility which reflects borrowings of $31,867 and reduced availability as a result of $4,025 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 27, 2013	June 28, 2012
Mortgage Facility (“Tranche A”), collateralized by real property, due in monthly principal installments of $200 plus interest at 7.63% per annum through February 2023 with a final principal payment of $600 on March 1, 2023	$23,800	$26,000
Mortgage Facility (“Tranche B”), collateralized by real property, due in monthly principal installments of $50 plus interest at the greater of one month LIBOR plus 4.00% per annum or 5.00% through February 2023 with a final principal payment of $150 on March 1, 2023	5,950	6,500
Industrial development bonds, collateralized by building, machinery and equipment with a cost aggregating $8,000	—	3,290
Selma, Texas facility financing obligation to related parties, due in monthly installments of $121 through September 1, 2031	12,585	12,882
Equipment loan, collateralized by machinery and equipment, monthly installments of $30 through December 2012	—	148
Capitalized equipment leases	20	110

	42,355	48,930
Less: Current maturities	(8,690)	(12,724)

Total long-term debt	$33,665	$36,206

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110,000 and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building (which we began renting during the third quarter of fiscal 2007) that will likely be included in any future sale. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 27, 2013, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $21,400 has been classified as long-term debt as of June 27, 2013 which represents scheduled principal payments under Tranche A that are due beyond twelve months. All $5,950 outstanding under Tranche B is classified as short-term debt as of June 27, 2013, since the Mortgage Lender has the option to use any proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

We financed the construction of a peanut shelling plant in Bainbridge, Georgia with industrial development bonds in 1987. On June 1, 2011, we remarketed the bonds, resetting the interest rate at 3.00% through May 2013, and at a market rate to be determined thereafter. On June 1, 2013, and on each subsequent interest reset date for the bonds, we are required to redeem the bonds at face value plus any accrued and unpaid interest, unless a bondholder elects to retain his or her bonds. We had the option at any time, however, subject to certain conditions, to redeem the bonds at face value plus accrued interest, if any. We exercised that option in June 2013 and paid $3,290 to fully redeem the bonds.

In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby the $14,300 was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. As of June 27, 2013, $12,585 of the debt obligation was outstanding.

Aggregate maturities of long-term debt are as follows for the fiscal years ending:

June 26, 2014	$8,690
June 25, 2015	2,749
June 30, 2016	2,776
June 29, 2017	2,807
June 28, 2018	2,841
Thereafter	22,492

$42,355

NOTE 6 — INCOME TAXES

The provision (benefit) for income taxes for the last three fiscal years is as follows:

	June 27, 2013	June 28, 2012	June 30, 2011
Current	$14,483	$9,908	$2,972
Deferred	(947)	(809)	(3,021)

Total income tax expense (benefit)	$13,536	$9,099	$(49)

The reconciliations of income taxes at the statutory federal income tax rate to income taxes reported in the consolidated statements of comprehensive income for the last three fiscal years are as follows:

	June 27, 2013	June 28, 2012	June 30, 2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.5	3.5	(18.9)
Research and development tax credit	(0.2)	(0.2)	(5.7)
Domestic manufacturing deduction	(3.4)	(3.2)	(10.7)
Change in valuation allowance	2.0	—	—
Other	0.4	(0.4)	(1.5)

Effective tax rate	38.3%	34.7%	(1.8)%

The impact of the rate reconciling items for fiscal 2011 is greater than fiscal 2013 and fiscal 2012 primarily because income before income taxes is lower in fiscal year 2011. The significant items (on after-tax basis) impacting the fiscal 2011 rate include the following: (i) $190 of state tax benefit related to release of state valuation allowance due to change in state law and our expected utilization of state investment tax credits, $138 of state tax benefit related to out of period adjustment for excess state tax over book depreciation available in future periods, $74 of state tax benefit due to favorable resolution of state tax audit, $124 of state tax benefit for tax rate changes and tax provision adjustments; (ii) $160 of tax benefit related to the current year research and development credit and the reinstatement of the prior year research and development credit; (iii) $297 of tax benefit related to the Domestic Production Activities Deduction; and (iv) $41 of net tax benefit primarily related to a lower federal income tax bracket of 34% due to a lower level of fiscal 2011 federal taxable income as well as other miscellaneous permanent adjustments.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Deferred tax assets and liabilities are comprised of the following:

	June 27, 2013		June 28, 2012
	Asset	Liability	Asset	Liability
Current
Accounts receivable	$298	$—	$298	$—
Employee compensation	2,021	—	1,785	—
Inventory	376	—	466	—
Workers’ compensation	597	—	1,701	—
Other	620	—	573	—

Total current	3,912	—	4,823	—
Valuation allowance	(189)	—	—	—

Net current deferred tax assets	$3,723	$—	$4,823	$—

Long term
Depreciation	$—	$(11,525)	$—	$(11,801)
Amortization	—	(278)	—	(145)
Capitalized leases	1,099	—	959	—
Goodwill and intangible assets	4,690	—	4,123	—
Operating loss carry-forwards	264	—	641	—
Retirement plan	5,046	—	5,334	—
Workers compensation	1,194	—	—	—
Equity method investment	615	—	—	—
Other	427	(79)	429	—

Total long-term	13,335	(11,882)	11,486	(11,946)
Valuation allowance	(626)	—	—	—

Net long-term deferred tax assets (liabilities)	12,709	(11,882)	11,486	(11,946)

Total net deferred tax assets (liabilities)	$16,432	$(11,882)	$16,309	$(11,946)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the character necessary during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. The net change in the total valuation allowance was an increase of $815 in fiscal 2013 and a decrease of $68 in fiscal 2012. The valuation allowance at June 27, 2013 is entirely related to the deferred tax assets that were created as a result of our investment in, and sale of intellectual property rights to, an unconsolidated variable interest entity. If or when recognized, the tax benefits relating to any reversal of the valuation allowance will be recognized as a reduction of income tax expense.

We have gross state tax net operating losses of approximately $5,040 that will expire between 2017 and 2030 if not utilized.

We have gross state tax credits of $239 which do not expire.

For the years ending June 27, 2013 and June 28, 2012 unrecognized tax benefits and accrued interest and penalties were not material. There were no material changes to the amount of unrecognized tax benefits or interest and penalties during any of the periods presented. Total gross amounts of unrecognized tax benefits were $139 and $133 at June 27, 2013 and June 28, 2012, respectively.

Unrecognized tax benefits, that if recognized, would affect the annual effective tax rate on income from continuing operations, are as follows:

	June 27, 2013	June 28, 2012	June 30, 2011
Unrecognized tax benefits that would affect annual effective tax rate	$127	$113	$65

We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

There were certain changes in state tax laws during the period the impact of which was insignificant. We file income tax returns with federal and state tax authorities within the United States of America. Our federal tax returns are open for audit for fiscal 2011 and later. Our Illinois tax returns are open for audit for fiscal 2009 and later. Our California tax returns are open for audit for fiscal 2008 and later. No other tax jurisdictions are material to us.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain equipment pursuant to agreements accounted for as operating leases. Rent expense aggregated under these operating leases was as follows for the last three fiscal years:

	Year ended June 27, 2013	Year ended June 28, 2012	Year ended June 30, 2011
Rent expense related to operating leases	$1,414	$1,459	$1,862

Aggregate non-cancelable lease commitments under these operating leases with initial or remaining terms greater than one year are as follows:

Fiscal year ending
June 26, 2014	$1,088
June 25, 2015	1,019
June 30, 2016	884
June 29, 2017	791
June 28, 2018	424
Thereafter	80

$4,286

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

NOTE 9 — STOCK-BASED COMPENSATION PLANS

At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to the Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards under the 2008 Equity Incentive Plan, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), Common Stock or dividends and dividend equivalents. As of June 27, 2013, there were 664,915 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. A maximum of 500,000 of the 1,000,000 shares of Common Stock authorized under the 2008 Equity Incentive Plan may be used for grants of Common Stock, restricted stock and restricted stock units. Additionally, awards of options or SARs are limited to 100,000 shares annually to any single individual, and awards of Common Stock, restricted stock or restricted stock units are limited to 50,000 shares annually to any single individual. All restricted stock units granted under the 2008 Equity Incentive Plan have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. Recipients of restricted stock unit awards have the option to defer receipt of vested shares until a specified later date, typically soon after separation from the

Company. The exercise price of stock options was determined as set forth in the 2008 Equity Incentive Plan by the Compensation Committee of our Board of Directors, and must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2008 Equity Incentive Plan, options expire upon termination of employment or directorship, as applicable. The options granted under the 2008 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options.

The 2008 Equity Incentive Plan replaced a stock option plan approved at our annual meeting of stockholders on October 28, 1998 (the “1998 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards could be made. There were 700,000 shares of Common Stock authorized for issuance to certain key employees and “outside directors” (i.e., directors who are not employees of the Company). The exercise price of the options was determined as set forth in the 1998 Equity Incentive Plan by the Board of Directors and was at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 1998 Equity Incentive Plan, options expire upon termination of employment or directorship, as applicable. The options granted under the 1998 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options issued pursuant to the 1998 Equity Incentive Plan. Through fiscal 2007, all of the options granted, except those granted to outside directors, were intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Effective fiscal 2008, all option grants are non-qualified awards. The 1998 Equity Incentive Plan terminated on September 1, 2008. However, all outstanding options issued pursuant to the 1998 Equity Incentive Plan will continue to be governed by the terms of the 1998 Equity Incentive Plan and their respective award agreements.

We determine the fair value of stock option awards using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to determine the fair value of options granted for the last three fiscal years:

	June 27, 2013	June 28, 2012	June 30, 2011
Risk-free interest rate	0.9%	1.1%	2.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	42.3%	38.1%	43.6%
Expected life (years)	6.3	6.3	6.3

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

The following is a summary of stock option activity for the year ended June 27, 2013:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at June 28, 2012	205,500	$13.38
Granted	3,000	12.34
Exercised	(92,375)	13.04
Forfeited	(875)	6.98

Outstanding at June 27, 2013	115,250	$13.68	3.1	$740

Exercisable at June 27, 2013	112,625	$13.65	2.9	$728

The number of stock options vested, and expected to vest in the future, as of June 27, 2013, is not significantly different from the number of stock options outstanding at June 27, 2013, as stated above. All options granted during fiscal 2013, fiscal 2012, and fiscal 2011 were at exercise prices equal to the market price of Common Stock at the grant date.

The following table summarizes the weighted-average grant-date fair value of option awards granted, the total intrinsic value of all options exercised and the total cash received from the exercise of options for the last three fiscal years:

	Year ended June 27, 2013	Year ended June 28, 2012	Year ended June 30, 2011
Weighted-average grant date fair value of options granted	$5.77	$3.39	$6.71
Total intrinsic value of options exercised	$535	$394	$77
Total cash received from exercise of options	$1,219	$452	$84

The following is a summary of non-vested stock options for the year ended June 27, 2013:

Options	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at June 28, 2012	1,875	$5.27
Granted	3,000	5.77
Vested	(1,875)	4.84
Forfeited	(375)	3.14

Non-vested at June 27, 2013	2,625	$6.45

Exercise prices for options outstanding as of June 27, 2013 ranged from $7.95 to $32.30 and may be segregated into two ranges, as shown below:

	Option Price Per Share Range
	$7.95 - $11.30	$14.73 - $32.30
Number of options	56,500	58,750
Weighted-average exercise price	$8.61	$18.55
Weighted-average remaining life in years	4.1	2.1
Number of options exercisable	56,125	56,500
Weighted-average exercise price for exercisable options	$8.61	$18.65

Restricted stock units granted to employees and outside directors vest over a three-year and one-year period, respectively. The fair value of restricted stock awards is determined based on the market price of our Common Stock on the date of grant.

The following is a summary of restricted stock unit activity for the year ended June 27, 2013:

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at June 28, 2012	220,500	$10.71
Granted	66,294	16.40
Vested	(64,000)	12.12
Forfeited	(7,500)	12.22

Outstanding at June 27, 2013	215,294	$11.99

At June 27, 2013 there were 37,500 restricted stock units outstanding that were vested but deferred. At June 28, 2012 there were 34,000 restricted stock units outstanding that were vested but deferred. The non-vested restricted stock units at June 27, 2013 will vest over a weighted-average period of 1.2 years.

In the first quarter of fiscal 2011 we granted 10,000 SARs to a marketing consultant which vested over a three year period and have a ten year term. In the third quarter of fiscal 2013 the consultant exercised 7,500 of the SARs and the Compensation Committee accelerated the vesting of the remaining awards. At June 27, 2013 the remaining liability for the SAR’s is insignificant.

Under the fair value recognition provisions of ASC Topic 718, stock-based compensation is measured at the grant-date based on the fair value of the award and is recognized on a straight-line basis over the vesting period. The following table summarizes compensation cost charged to earnings for all equity compensation plans and the total income tax benefit recognized for the last three fiscal years:

	Year ended June 27, 2013	Year ended June 28, 2012	Year ended June 30, 2011
Compensation cost charged to earnings	$905	$820	$730
Income tax benefit recognized	202	95	11

At June 27, 2013, there was $994 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.2 years.

NOTE 10 — SPECIAL CASH DIVIDEND

On December 10, 2012, our Board of Directors, after considering the financial position of our Company, declared a special cash dividend of $1.00 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “Special Dividend”). The Special Dividend of $10,889 was paid December 28, 2012, to stockholders of record at the close of business on December 20, 2012. The ex-dividend date was the close of business on December 18, 2012. We obtained the appropriate consent from the Bank Lenders in order to declare and pay this Special Dividend.

NOTE 11 — INVESTMENT IN ARMA ENERGY, INC.

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

On February 1, 2013 we entered into a Stock Purchase Agreement with ARMA Energy, Inc. (“AEI” or the “Purchaser”) whereby we received approximately 71% of the preferred stock of the Purchaser in exchange for sales, marketing, services, and other expenses already incurred. In addition, on February 1, 2013, we sold all of our intellectual property rights in the ARMA brand to the Purchaser in exchange for a secured promissory note in the principal amount of $500 payable over five years. Annual payments of $100 begin December 2013 on the promissory note. The fair value of the note received and non-controlling interest retained at the time of sale were not deemed material. At June 27, 2013 our ownership percentage had decreased to approximately 58% due to additional investment from unrelated parties. After recording our proportional share of losses, our investment in this entity is $0 at June 27, 2013.

The criteria outlined in ASC 810, Consolidation, provides a framework for identifying variable interest entities (“VIEs”) and determining whether an investment in another entity should be subject to consolidation. Upon consideration of the guidance, we determined the Purchaser is a VIE. Further, we have concluded that power is shared and we are not the primary beneficiary of the VIE. Shared control of the VIE’s board of directors was the most significant factor in concluding that power was shared among us and other unrelated parties. The operating results of the Purchaser are not currently material to our financial position, operating results and cash flows, and we do not provide financial support to the Purchaser.

Based on ASC 323, Investments – Equity Method and Joint Ventures, we determined we have significant influence over the Purchaser and have accounted for this investment under the equity method.

NOTE 12 — EMPLOYEE BENEFIT PLANS

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

	Year ended June 27, 2013	Year ended June 28, 2012	Year ended June 30, 2011
401(k) plan expense	$1,171	$922	$554

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

The total route pension liability was as follows for the last two fiscal years:

	June 27, 2013	June 28, 2012
Route pension liability	$646	$699

Virtually all of our salaried employees participate in our Sanfilippo Value Added Plan (as amended, the “SVA Plan”) which is a non-equity cash incentive plan (an economic value added-based program) administered by our Compensation Committee. We accrue expense related to the SVA Plan in the annual period that the economic performance underlying such performance occurs. This method of expense recognition properly matches the expense associated with improved economic performance with the period the improved performance occurs on a systematic and rational basis.

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

The estimated withdrawal liability at June 27, 2013 is not significant. Contributions to these plans for the last three fiscal years were not significant. The Pension Protection Act certified zone status was green as of June 30, 2012 which was the date of the most recent annual funding notice.

NOTE 13 — RETIREMENT PLAN

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

The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 27, 2013	June 28, 2012
Change in projected benefit obligation
Benefit obligation at beginning of year	$13,989	$11,221
Service cost	343	243
Interest cost	570	600
Actuarial (gain) loss	(979)	2,579
Benefits paid	(655)	(654)

Projected benefit obligation at end of year	$13,268	$13,989

Components of the actuarial (gain) loss portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 27, 2013	June 28, 2012	June 30, 2011
Actuarial (Gain) Loss
Change in assumed pay increases	$423	$(35)	$79
Change in discount rate	(1,555)	2,494	150
Other	153	120	249

Actuarial (gain) loss	$(979)	$2,579	$478

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 27, 2013	June 28, 2012	June 30, 2011
Service cost	$343	$243	$216
Interest cost	570	600	577
Recognized gain amortization	—	(185)	(216)
Prior service cost amortization	957	957	957

Net periodic pension cost	$1,870	$1,615	$1,534

Significant assumptions related to our SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants.

We used the following assumptions to calculate the benefit obligations of our SERP as of the following dates:

	June 27, 2013	June 28, 2012
Discount rate	4.90%	4.17%
Rate of compensation increases	4.50%	4.50%
Bonus payment	60% - 70% of base, paid 3 of 5 years	60% - 70% of base, paid 3 of 5 years

We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 27, 2013	June 28, 2012	June 30, 2011
Discount rate	4.17%	5.51%	5.61%
Rate of compensation increases	4.50%	4.50%	4.50%
Bonus payment	60% - 70% of base, paid 3 of 5 years	60% - 70% of base, paid 3 of 5 years	60% - 70% of base, paid 3 of 5 years

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

The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2014	$653
2015	651
2016	644
2017	634
2018	619
2019 — 2023	2,678

The following table presents the components of AOCL that have not yet been recognized in net pension expense:

	June 27, 2013	June 28, 2012
Unrecognized net gain	$2,257	$1,278
Unrecognized prior service cost	(7,177)	(8,134)
Tax effect	1,756	2,529

Net amount unrecognized	$(3,164)	$(4,327)

We expect to recognize $957 of the prior service cost offset by $68 of the net gain into net periodic pension expense during the fiscal year ending June 26, 2014.

NOTE 14 — TRANSACTIONS WITH RELATED PARTIES

In addition to the related party transactions described in Note 5, we also entered into transactions with the related party described below:

We purchase materials from a company that is effectively owned by two members of our Board of Directors who are also executive officers, and individuals directly related to them. Purchases from this related party aggregated to the following for the years ending:

	Year ended June 27, 2013	Year ended June 28, 2012	Year ended June 30, 2011
Purchases from related party	$10,723	$11,474	$11,187

Accounts payable to this related entity aggregated to the following for the fiscal years ending:

June 27, 2013	$290
June 28, 2012	75

NOTE 15 — ASSETS HELD FOR SALE

Since March 2006 we have owned property in Elgin, Illinois (the “Old Elgin Site”) originally purchased for our facility consolidation project. During the third quarter of fiscal 2013 we reached an agreed upon sales contract with a third party. The State of Illinois, the original owner of the Old Elgin Site, has the option to repurchase this property and has waived this repurchase option. The planned sale of this property meets the criteria of an asset “Held for Sale” in accordance with ASC 360, Property, Plant and Equipment. Assets held for sale are required to be measured at the lower of their carrying value or fair value less cost to sell. No adjustment to fair value less costs to sell was required. A current asset of $6,175 is presented in the consolidated balance sheets at June 27, 2013.

NOTE 16 — DISTRIBUTION CHANNEL AND PRODUCT TYPE SALES MIX

We operate in a single reportable operating segment through which we sell various nut products through multiple distribution channels.

The following summarizes net sales by distribution channel for the fiscal years ended:

Distribution Channel	June 27, 2013	June 28, 2012	June 30, 2011
Consumer *	$436,228	$418,699	$414,486
Commercial Ingredients	177,774	176,611	160,817
Contract Packaging	85,940	70,388	64,025
Export	34,392	34,877	34,884

	$734,334	$700,575	$674,212

*	Sales of branded products were approximately 30%, 29% and 31% of total consumer channel sales during fiscal 2013, 2012 and 2011, respectively

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 27, 2013	June 28, 2012	June 30, 2011
Peanuts	18.2%	17.6%	16.2%
Pecans	15.9	17.9	18.8
Cashews & Mixed Nuts	19.4	20.3	21.0
Walnuts	12.0	12.2	12.0
Almonds	16.5	14.7	13.8
Other	18.0	17.3	18.2

	100.0%	100.0%	100.0%

For all periods presented, the largest component of the “Other” product type is trail and snack mixes which include nut products.

NOTE 17 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table details the activity in various allowance and reserve accounts.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
June 27, 2013
Allowance for doubtful accounts	$195	$—	$(1)	$194
Reserve for customer deductions	2,122	4,256	(4,494)	1,884
Reserve for cash discounts	550	9,899	(9,899)	550
Deferred tax asset valuation allowance	—	815	—	815

Total	$2,867	$14,970	$(14,394)	$3,443

June 28, 2012
Allowance for doubtful accounts	$224	$45	$(74)	$195
Reserve for cash discounts	470	8,447	(8,367)	550
Reserve for customer deductions	2,179	3,638	(3,695)	2,122

Total	$2,873	$12,130	$(12,136)	$2,867

June 30, 2011
Allowance for doubtful accounts	$160	$281	$(217)	$224
Reserve for cash discounts	398	8,100	(8,028)	470
Reserve for customer deductions	1,513	6,103	(5,437)	2,179

Total	$2,071	$14,484	$(13,682)	$2,873

NOTE 18 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)

The following unaudited quarterly consolidated financial data are presented for fiscal 2013 and fiscal 2012. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 27, 2013:
Net sales	$177,507	$215,619	$163,815	$177,393
Gross profit	30,573	36,676	22,879	29,834
Income from operations	13,869	14,426	3,324	10,000
Net income	7,534	8,301	342	5,583
Basic earnings per common share	$0.70	$0.77	$0.03	$0.51
Diluted earnings per common share	$0.69	$0.76	$0.03	$0.51

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Year Ended June 28, 2012:
Net sales	$156,800	$223,309	$153,760	$166,706
Gross profit	21,766	35,441	22,094	27,753
Income from operations	5,491	15,782	4,033	7,667
Net income	2,442	9,354	1,440	3,886
Basic earnings per common share	$0.23	$0.87	$0.13	$0.36
Diluted earnings per common share	$0.23	$0.87	$0.13	$0.36

(1)	The fourth quarter of fiscal 2012 contained a $900 increase in cost of sales due to a change in the estimate of on-hand quantities of bulk-stored inshell pecan and walnut inventories.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 27, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 27, 2013, based on the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 27, 2013.

The effectiveness of our internal control over financial reporting as of June 27, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B — Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2013 that was not previously reported.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Independence of the Audit Committee” of our Proxy Statement for the 2013 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at www.jbssinc.com.

Item 11 — Executive Compensation

The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2013 Annual Meeting are incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2013 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The Sections entitled “Corporate Governance — Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2013 Annual Meeting are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 14 — Principal Accounting Fees and Services

The information under the proposal entitled “Ratify Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm” of our Proxy Statement for the 2013 Annual Meeting is incorporated herein by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income for the Year Ended June 27, 2013, the Year Ended June 28, 2012 and the Year Ended June 30, 2011
Consolidated Balance Sheets as of June 27, 2013 and June 28, 2012
Consolidated Statements of Stockholders’ Equity for the Year Ended June 27, 2013, the Year Ended June 28, 2012 and the Year Ended June 30, 2011
Consolidated Statements of Cash Flows for the Year Ended June 27, 2013, the Year Ended June 28, 2012 and the Year Ended June 30, 2011
Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a) (3) Exhibits

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

JOHN B. SANFILIPPO & SON, INC.

Date: August 28, 2013	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2013

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer, Group President, Secretary and Director (Principal Financial Officer)	August 28, 2013

/s/ Frank S. Pellegrino Frank S. Pellegrino	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	August 28, 2013

/s/ Jasper B. Sanfilippo Jasper B. Sanfilippo	Director	August 28, 2013

/s/ Mathias A. Valentine Mathias A. Valentine	Director	August 28, 2013

/s/ Jim Edgar Jim Edgar	Director	August 28, 2013

/s/ Timothy R. Donovan Timothy R. Donovan	Director	August 28, 2013

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 28, 2013

/s/ Daniel M. Wright Daniel M. Wright	Director	August 28, 2013

/s/ Ellen C. Taaffe Ellen C. Taaffe	Director	August 28, 2013

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.2	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.3	The Registrant’s 1998 Equity Incentive Plan(4)

*10.4	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.5	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.7	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.9	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.10	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

*10.11	The Registrant’s Restated Supplemental Retirement Plan (10)

*10.12	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

*10.13	Amended and Restated Sanfilippo Value Added Plan, dated August 31, 2011(20)

10.14	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

Exhibit Number	Description

10.15	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.16	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

10.17	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.21	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.22	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

*10.23	The Registrant’s 2008 Equity Incentive Plan, as amended(1)

*10.24	First Amendment to the Registrant’s 2008 Equity Incentive Plan(14)

*10.25	The Registrant’s Employee Restricted Stock Unit Award Agreement(15)

*10.26	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement(15)

*10.27	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement(18)

10.28	Form of Indemnification Agreement(16)

**10.29	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(17)

10.30	Form of Change-of-Control Employment Security Agreement and Non-Compete(18)

10.31	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(19)

10.32	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(21)

10.33	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(23)

11-13	Not applicable

14	The Registrant’s Code of Conduct, as amended(22)

Exhibit Number	Description

15-20	Not applicable

21	Subsidiaries of the Registrant, filed herewith

22	Not applicable

23	Consent of PricewaterhouseCoopers LLP, filed herewith

24-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

†101.INS	XBRL Instance Document, furnished herewith

† 101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith

† 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith

† 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith

† 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith

† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
†	The Interactive Data Files on Exhibits 101 are deemed furnished, not filed.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2008 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2010 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2011 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 1, 2012 (Commission File No. 0-19681).
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2013 (Commission File No. 0-19681).