Form 10-Q
period 2013-09-26
SANFILIPPO JOHN B & SON INC
filed 2013-11-01
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2013

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

As of October 24, 2013, 8,337,009 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 26, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except earnings per share)

	For the Quarter Ended
	September 26, 2013	September 27, 2012
Net sales	$176,697	$177,507
Cost of sales	147,328	146,934

Gross profit	29,369	30,573

Operating expenses:
Selling expenses	9,899	10,179
Administrative expenses	7,142	6,525

Total operating expenses	17,041	16,704

Income from operations	12,328	13,869

Other expense:
Interest expense including $286 and $292 to related parties	1,086	1,246
Rental and miscellaneous expense, net	513	530

Total other expense, net	1,599	1,776

Income before income taxes	10,729	12,093
Income tax expense	3,954	4,559

Net income	$6,775	$7,534
Other comprehensive income:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	222	239
Income tax expense related to pension adjustments	(89)	(96)

Other comprehensive income, net of tax:	133	143

Comprehensive income	$6,908	$7,677

Net income per common share-basic	$0.62	$0.70

Net income per common share-diluted	$0.61	$0.69

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 26, 2013	June 27, 2013	September 27, 2012
ASSETS
CURRENT ASSETS:
Cash	$1,195	$834	$2,471
Accounts receivable, less allowances of $3,675, $2,628 and $2,884	50,498	49,509	63,927
Inventories	158,066	158,706	134,617
Deferred income taxes	3,670	3,723	4,823
Prepaid expenses and other current assets	2,892	4,843	2,893
Assets held for sale	6,175	6,175	—

TOTAL CURRENT ASSETS	222,496	223,790	208,731

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	102,424	102,424	102,168
Machinery and equipment	166,164	166,549	162,576
Furniture and leasehold improvements	4,363	4,363	4,289
Vehicles	524	524	568
Construction in progress	3,697	1,207	538

	286,457	284,352	279,424
Less: Accumulated depreciation	174,889	172,928	164,047

	111,568	111,424	115,377
Rental investment property, less accumulated depreciation of $6,668, $6,470 and $6,481	22,225	22,423	29,218

TOTAL PROPERTY, PLANT AND EQUIPMENT	133,793	133,847	144,595

Cash surrender value of officers’ life insurance and other assets	8,752	8,405	7,726
Deferred income taxes	1,002	827	—
Intangible assets, net	7,218	7,875	10,177

TOTAL ASSETS	$373,261	$374,744	$371,229

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 26, 2013	June 27, 2013	September 27, 2012
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$27,842	$31,867	$38,067
Current maturities of long-term debt, including related party debt of $328, $321 and $303	8,539	8,690	12,496
Accounts payable, including related party payables of $178, $290 and $181	44,502	43,741	38,284
Book overdraft	1,914	1,052	932
Accrued payroll and related benefits	6,035	15,855	6,050
Other accrued expenses	8,679	7,593	11,638
Income taxes payable	2,797	—	4,120

TOTAL CURRENT LIABILITIES	100,308	108,798	111,587

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $12,180, $12,264 and $12,507	32,980	33,665	35,718
Retirement plan	12,692	12,615	13,400
Deferred income taxes	—	—	646
Other	4,767	4,362	979

TOTAL LONG-TERM LIABILITIES	50,439	50,642	50,743

TOTAL LIABILITIES	150,747	159,440	162,330

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,454,909, 8,440,409 and 8,285,705, shares issued	84	84	83
Capital in excess of par value	106,434	106,132	104,084
Retained earnings	120,205	113,430	110,093
Accumulated other comprehensive loss	(3,031)	(3,164)	(4,183)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	222,514	215,304	208,899

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$373,261	$374,744	$371,229

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarter Ended
	September 26, 2013	September 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,775	$7,534
Depreciation and amortization	4,001	4,171
Loss (gain) on disposition of properties, net	67	(559)
Deferred income tax (benefit) expense	(122)	186
Stock-based compensation expense	216	184
Change in assets and liabilities:
Accounts receivable, net	(989)	(14,060)
Inventories	640	11,767
Prepaid expenses and other current assets	1,011	205
Accounts payable	466	5,240
Accrued expenses	(8,723)	(8,456)
Income taxes payable	3,737	4,306
Other long-term liabilities	405	(27)
Other, net	(82)	(207)

Net cash provided by operating activities	7,402	10,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,062)	(1,586)
Proceeds from disposition of assets	—	870
Other	(55)	(68)

Net cash used in investing activities	(3,117)	(784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	64,731	81,645
Repayments of revolving credit borrowings	(68,756)	(89,426)
Principal payments on long-term debt	(836)	(716)
Increase (decrease) in book overdraft	862	(1,015)
Issuance of Common Stock under equity award plans	27	24
Tax benefit of equity award exercises	48	—

Net cash used in financing activities	(3,924)	(9,488)

NET INCREASE IN CASH	361	12
Cash, beginning of period	834	2,459

Cash, end of period	$1,195	$2,471

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and our two wholly-owned subsidiaries, JBSS Real Estate, LLC and JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2014 and fiscal 2013 are to the fiscal year ending June 26, 2014 and the fiscal year ended June 27, 2013, respectively.

•	References herein to the first quarter of fiscal 2014 and fiscal 2013 are to the quarters ended September 26, 2013 and September 27, 2012, respectively.

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

The accompanying unaudited financial statements fairly present the consolidated statements of comprehensive income, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which are necessary for the fair statement of the results of the interim periods.

The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 27, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K for the fiscal year ended June 27, 2013.

Note 2 – Inventories

Inventories are stated at the lower of cost (first in, first out) or market which approximates actual cost. Raw materials and supplies include costs of nut and nut related products. Work-in-process and finished goods include labor and manufacturing overhead costs. Inventories consist of the following:

	September 26, 2013	June 27, 2013	September 27, 2012
Raw material and supplies	$69,873	$80,925	$49,055
Work-in-process and finished goods	88,193	77,781	85,562

Total	$158,066	$158,706	$134,617

Note 3 – Intangible Assets

Intangible assets subject to amortization consist of the following:

	September 26, 2013	June 27, 2013	September 27, 2012
Customer relationships	$10,600	$10,600	$10,600
Non-compete agreement	5,400	5,400	5,400
Brand names	8,090	8,090	8,090

Total intangible assets, gross	24,090	24,090	24,090

Less accumulated amortization:
Customer relationships	(5,067)	(4,689)	(3,553)
Non-compete agreement	(3,771)	(3,501)	(2,361)
Brand names	(8,034)	(8,025)	(7,999)

Total accumulated amortization	(16,872)	(16,215)	(13,913)

Net intangible assets	$7,218	$7,875	$10,177

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

Note 4 – Primary Financing Facilities

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility and subsequently amended the Credit Agreement in March 2010, July 2011, October 2011 and January 2013 (as amended, the “Credit Facility”). At September 26, 2013, we had $85,708 of available credit under the Credit Facility which reflects borrowings of $27,842 and reduced availability as a result of $3,950 in outstanding letters of credit. As of September 26, 2013, we were in compliance with all covenants under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if the entire available amount were borrowed.

Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). As of September 26, 2013, we were in compliance with all covenants under the Mortgage Facility. We have classified $20,800 under Tranche A as long-term debt at September 26, 2013, which represents scheduled principal payments due beyond twelve months. All amounts outstanding under Tranche B are classified as short-term debt as of September 26, 2013, since the Mortgage Lender has the option to use proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

Note 5 – Income Taxes

At the beginning of fiscal year 2014, we had gross state tax net operating losses of approximately $5,040 that will expire between 2017 and 2030 if not utilized.

As of September 26, 2013, unrecognized tax benefits and accrued interest and penalties were not material. There were no material changes to the amount of unrecognized tax benefits during the first quarter of fiscal 2014. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

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

	For the Quarter Ended
	September 26, 2013	September 27, 2012
Weighted average number of shares outstanding – basic	10,960,737	10,796,682
Effect of dilutive securities:
Stock options and restricted stock units	136,237	159,426

Weighted average number of shares outstanding – diluted	11,096,974	10,956,108

The following table presents a summary of anti-dilutive stock options excluded from the computation of diluted earnings per share:

	For the Quarter Ended
	September 26, 2013	September 27, 2012
Weighted average number of anti-dilutive shares	3,750	59,250
Weighted average exercise price	$26.04	$18.65

Note 7 – Stock-Based Compensation Plans

During the quarter ended September 26, 2013 there was no significant stock option activity.

During the quarter ended September 26, 2013, 11,000 restricted stock units (“RSUs”) vested, with a weighted-average grant-date fair value of $13.00. Of the RSUs outstanding as of September 26, 2013, 38,000 are vested and the non-vested RSUs will vest over a weighted average period of 1.0 years.

Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2014 and fiscal 2013 was $216 and $184, respectively. As of September 26, 2013, there was $763 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.0 years.

Note 8 – Retirement Plan

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

	For the Quarter Ended
	September 26, 2013	September 27, 2012
Service cost	$81	$86
Interest cost	159	142
Amortization of prior service cost	239	239
Amortization of gain	(17)	—

Net periodic benefit cost	$462	$467

Note 9 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the quarter ended

September 26, 2013.(a) These changes are all related to our defined benefit pension plan.

Accumulated other comprehensive loss
Balance—June 27, 2013	$(3,164)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	222
Tax effect	(89)

Net current-period other comprehensive income	133

Balance—September 26, 2013	$(3,031)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of accumulated other comprehensive loss for the quarter ended September 26, 2013 were as follows:

Reclassifications from AOCL to earnings	Amount Reclassified from AOCL(b)	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	Administrative expenses
Unrecognized net gain	17	Administrative expenses

Total before tax	(222)
Tax effect	89	Income tax expense

Amortization of defined pension items, net of tax	$(133)

(b)	Amounts in parenthesis indicate debits to expense. See Note 8-Retirement Plan for additional details.

Note 10 – Assets Held for Sale

Since March 2006 we have owned property in Elgin, Illinois (the “Old Elgin Site”) originally purchased for our facility consolidation project. During the third quarter of fiscal 2013 we reached an agreed upon sales contract with a third party which has since been executed. The planned sale of this property meets the criteria of an asset “Held for Sale” in accordance with ASC 360, Property, Plant and Equipment. Assets held for sale are required to be measured at the lower of their carrying value or fair value less cost to sell. No adjustment to fair value less costs to sell was required. A current asset of $6,175 is presented in the consolidated balance sheets at September 26, 2013.

Note 11 – Distribution Channel and Product Type Sales Mix

We operate in a single reportable segment through which we sell various nut and nut related products through multiple distribution channels.

The following summarizes net sales by distribution channel:

	For the Quarter Ended
Distribution Channel	September 26, 2013	September 27, 2012
Consumer*	$96,510	$107,607
Commercial Ingredients	50,020	43,366
Contract Packaging	23,323	18,480
Export	6,844	8,054

Total	$176,697	$177,507

*	Sales of branded products were approximately 29% and 31% of total consumer sales during the first quarter of fiscal 2014 and fiscal 2013, respectively.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 26, 2013	September 27, 2012
Peanuts	15.8%	20.3%
Pecans	13.1	16.1
Cashews & Mixed Nuts	18.9	19.0
Walnuts	11.2	11.6
Almonds	21.7	15.8
Other	19.3	17.2

Total	100.0%	100.0%

For all periods presented, the largest component of the “Other” product type is trail and snack mixes which include nut products.

Note 12 – Commitments and Contingent Liabilities

We are currently a party to various legal proceedings in the ordinary course of business. While management presently believes that the ultimate outcomes of these proceedings, individually and in the aggregate, will not materially affect our Company’s financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur. Unfavorable outcomes could include substantial monetary damages in excess of any appropriate accruals which management has established. Were such unfavorable final outcomes to occur, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows.

Note 13 – Fair Value of Financial Instruments

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

The carrying value of our revolving credit facility borrowings approximates fair value at each balance sheet date because interest rates on this instrument approximate current market rates (Level 2 criteria), the short-term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The following table summarizes the carrying value and fair value estimate of our long term debt, including current maturities:

	September 26, 2013	June 27, 2013	September 27, 2012
Carrying value of long-term debt:	$41,519	$42,355	$48,214
Fair value of long-term debt:	45,371	46,059	52,781

The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 14 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The update requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This update is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. We adopted this update this fiscal quarter. Because the update only affects the presentation of comprehensive income and does not impact what is included in comprehensive income, the adoption of this update did not have an impact on our financial position, results of operations, or cash flows.

Note 15 – Subsequent Event

On October 29, 2013, our Board of Directors, after considering the financial position of our Company, declared a special cash dividend of $1.50 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “Special Dividend”). The Special Dividend will be paid on December 5, 2013, to stockholders of record at the close of business on November 21, 2013. The ex-dividend date is the close of business on November 19, 2013. The Company obtained the appropriate consent from the Bank Lenders in order to declare and pay this Special Dividend. The total amount of cash expected to be paid to stockholders under the Special Dividend will be approximately $17,000.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2014 and fiscal 2013 are to the fiscal year ending June 26, 2014 and the fiscal year ended June 27, 2013, respectively.

•	References herein to the first quarter of fiscal 2014 and fiscal 2013 are to the quarters ended September 26, 2013 and September 27, 2012, respectively.

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and our two wholly-owned subsidiaries, JBSS Real Estate, LLC and JBSS Ventures, LLC. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, sunflower seeds, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. We distribute our products in the consumer, commercial ingredients, contract packaging and export distribution channels.

During the fourth quarter of fiscal 2013 we updated our strategic plan (the “Strategic Plan”), the goal of which is to drive profitable growth. Our long-term goals include:

i.	Growing Fisher and Orchard Valley Harvest into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe and produce categories,

ii.	Expanding globally and building our Company into a leading premium international snack nut company, and

iii.	Providing integrated nut solutions to grow business at existing key customers in each distribution channel.

We continue to execute this strategy during the first quarter of fiscal 2014. Orchard Valley Harvest sales volume and sales dollars have both seen meaningful increases during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. In the first quarter of fiscal 2014 we were recognized as a top supplier to one of our largest commercial ingredient food service customers. During the second half of fiscal 2013 we were recognized as the “supplier of the year” by two significant customers, one of which is our largest. We continue to develop our Fisher brand business in China by improving our distributor network and progressing in the establishment of a legal structure to support our long-term business strategy.

We face a number of challenges in the future. Specific challenges, among others, include: high tree nut commodity costs (due to the continued high demand for pecans and walnuts in China) and intensified competition for market share from both private brand and name brand nut products. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our Elgin Site. We expect to maintain our recent level of promotional and advertising activity of our Fisher and Orchard Valley Harvest brands, and to develop new products for all product lines. We have seen recent domestic sales and volume growth in our Orchard Valley Harvest brand and expect to continue to focus on this portion of our business. We believe that our efforts to grow our Fisher brand will be aided by the low acquisition costs of peanuts from the 2012 crop and consistent commodity prices for cashews in fiscal 2014. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Due to lower selling prices for most nut types, our net sales of $176.7 million for the first quarter of fiscal 2014 decreased 0.5% from our net sales of $177.5 million for the first quarter of fiscal 2013.

Sales volume, measured as pounds sold to customers, increased 7.0 million pounds or 14.0% compared to the first quarter of fiscal 2013.

Gross profit decreased by $1.2 million and our gross profit margin, as a percentage of net sales, decreased to 16.6% for the first quarter of fiscal 2014 compared to 17.2% for the first quarter of fiscal 2013.

Total operating expenses for the first quarter of fiscal 2014 increased by $0.3 million, or 2.0%, to 9.6% of net sales from 9.4% of net sales for the first quarter of fiscal 2013.

The total value of inventories on hand at the end of the first quarter of fiscal 2014 increased by $23.4 million, or 17.4%, in comparison to the total value of inventories on hand at the end of the first quarter of fiscal 2013.

We expect that acquisition costs for domestic tree nuts will increase in the 2013 crop year (which falls into our 2014 fiscal year). While we began to procure inshell walnuts during the first quarter of fiscal 2014, the total payments to our walnut growers will not be determined until the second and/or third quarters of fiscal 2014. We will determine the final prices paid to the walnut growers based upon current market prices and other factors. We have currently estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual final payments will be determined during the second and/or third quarters of fiscal 2014 and will be recognized in our financial results at that time.

We anticipate that peanut market prices will increase during the 2013 crop year due to decreased planted acreage.

RESULTS OF OPERATIONS

Net Sales

Our net sales decreased slightly to $176.7 million in the first quarter of fiscal 2014 from net sales of $177.5 million for the first quarter of fiscal 2013 while sales volume, which is defined as pounds sold to customers, increased by 14.0%. The favorable impact on net sales from the sales volume increase was offset by lower selling prices. Selling prices decreased mainly in pecan and peanut products in response to lower acquisition costs. Competitive pricing pressure at two of our major private brand customers also contributed to the overall decrease in selling prices. Sales volume increased in the contract packaging, commercial ingredients and consumer distribution channels, and sales volume increased for all major product types except cashews and walnuts, both of which were relatively unchanged.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	September 26, 2013	September 27, 2012
Consumer*	$96,510	$107,607
Commercial Ingredients	50,020	43,366
Contract Packaging	23,323	18,480
Export	6,844	8,054

Total	$176,697	$177,507

*	Sales of branded products were approximately 29% and 31% of total consumer sales during the first quarter of fiscal 2014 and fiscal 2013, respectively.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 26, 2013	September 27, 2012
Peanuts	15.8%	20.3%
Pecans	13.1	16.1
Cashews & Mixed Nuts	18.9	19.0
Walnuts	11.2	11.6
Almonds	21.7	15.8
Other	19.3	17.2

Total	100.0%	100.0%

Net sales in the consumer distribution channel decreased by 10.3% in dollars, but increased 1.6% in sales volume in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Private brand consumer sales volume increased by 5.2% in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 due primarily to increased sales of trail mix, snack nut and peanut butter products. Increased sales of Orchard Valley Harvest produce products also contributed to the sales volume increase. Fisher brand sales volume decreased 11.2% in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 due primarily to reduced distribution of inshell peanut products at a major Fisher snack nut customer due to competitive pricing pressure. Fisher recipe nut sales volume declined marginally primarily due to reduced merchandising activity at a major Fisher recipe nut customer.

Net sales in the commercial ingredients distribution channel increased by 15.3% in dollars, and increased 28.8% in sales volume in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The sales volume increase was due primarily to increased sales of (i) lower priced products such as peanut crushing stock due to a record peanut harvest, (ii) almond products as a result of distribution gains achieved by a major existing customer and (iii) pecan products due to the favorable impact on customer demand from lower selling prices.

Net sales in the contract packaging distribution channel increased by 26.2% in dollars, and increased 47.2% in sales volume in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The sales volume increase came primarily from new product launches and increased promotional activity implemented by a major existing contract packaging customer.

Net sales in the export distribution channel decreased by 15.0% in dollars and 13.9% in sales volume in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Sales volume and sales dollars for the quarterly comparison declined primarily because of decreased sales of private brand products and customer attrition.

Gross Profit

Gross profit decreased by $1.2 million, or 3.9%, to $29.4 million for the first quarter of fiscal 2014 from $30.6 million for the first quarter of fiscal 2013. Our gross profit margin, as a percentage of net sales, decreased to 16.6% for the first quarter of fiscal 2014 compared to 17.2% for the first quarter of fiscal 2013. The decreases in the gross profit and gross profit margin occurred primarily because of reduced selling prices to two of our major private brand customers caused by competitive pricing pressure. These decreases were offset in part by manufacturing efficiency improvements achieved during the quarter and the increase in sales volume. The increase in sales volume did not fully offset the reduction in gross profit and gross profit margin because the sales volume increase was generated mainly by increases in sales of lower-priced products.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2014 increased by $0.3 million to $17.0 million. Operating expenses for the first quarter of fiscal 2014 increased slightly to 9.6% of net sales from 9.4% of net sales for the first quarter of fiscal 2013.

Selling expenses for the first quarter of fiscal 2014 were $9.9 million, a decrease of $0.3 million, or 2.8%, from the amount recorded for the first quarter of fiscal 2013. The decrease in selling expenses was due primarily to a $0.2 million decrease in marketing and advertising expense due to less radio advertising and sponsorships in the current quarter. The majority of marketing costs and substantially all advertising costs are incurred to promote and support branded products in the consumer distribution channel.

Administrative expenses for the first quarter of fiscal 2014 were $7.1 million, an increase of $0.6 million, or 9.5%, from the first quarter of fiscal 2013 due primarily to $0.6 million of asset disposals and other gains that occurred in the prior year first quarter that did not recur this fiscal quarter.

Income from Operations

Due to the factors discussed above, income from operations decreased to $12.3 million, or 7.0% of net sales, for the first quarter of fiscal 2014 from $13.9 million, or 7.8% of net sales, for the first quarter of fiscal 2013.

Interest Expense

Interest expense for the first quarter of fiscal 2014 decreased $0.2 million compared to the first quarter of fiscal 2013. The decrease in interest expense was due primarily to lower short-term and long term-debt.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.5 million for the first quarter of fiscal 2014 and the first quarter of fiscal 2013.

Income Tax Expense

Income tax expense was $4.0 million, or 36.9% of income before income taxes for the first quarter of fiscal 2014 compared to $4.6 million or 37.7% of income before income taxes for the first quarter of fiscal 2013.

Net Income

Net income was $6.8 million, or $0.62 per common share (basic) and $0.61 per common share (diluted), for the first quarter of fiscal 2014, compared to $7.5 million, or $0.70 per common share (basic) and $0.69 per common share (diluted), for the first quarter of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended in March 2010, July 2011, October 2011 and January 2013 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility, due to our improved financial performance in the past, have allowed us to consummate the OVH acquisition in fiscal 2010, devote more funds to promote our products, (especially our Fisher and Orchard Valley Harvest brands), pay a special cash dividend in December 2012 and declare another special cash dividend in October 2013, and explore other growth strategies outlined in our Strategic Plan, which includes expansion into existing markets and international markets such as China.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

Operating Activities. Net cash provided by operating activities was $7.4 million for the first quarter of fiscal 2014 compared to net cash provided by operating activities of $10.3 million for the first quarter of fiscal 2013. This decrease was due to reduced operating results and increased payments of incentive compensation compared to the prior quarter. Our nut commodity purchases were $12.0 million higher during the first quarter of fiscal 2014 than the first quarter of fiscal 2013, primarily due to the procurement of larger quantities of almonds at higher prices.

Net accounts receivable were $50.5 million at September 26, 2013, an increase of $1.0 million, or 2.0%, from the balance at June 27, 2013, and a decrease of $13.4 million, or 21.0%, from the balance at September 27, 2012. The increase in net accounts receivable from June 27, 2013 to September 26, 2013 is due primarily to higher dollar sales in September 2013 compared to June 2013. The decrease in net accounts receivable from September 27, 2012 to September 26, 2013 is due primarily to lower dollar sales in September 2013 compared to September 2012 combined with an improved rate of cash collection.

Accounts receivable allowances were $3.7 million, $2.6 million and $2.9 million at September 26, 2013, June 27, 2013 and September 27, 2012, respectively. The increase in accounts receivable allowances at September 26, 2013 compared to June 27, 2013 and September 27, 2012 is generally due to the timing of customer deductions.

Total inventories were $158.1 million at September 26, 2013, a decrease of $0.6 million, or 0.4%, from the inventory balance at June 27, 2013, and an increase of $23.4 million, or 17.4%, from the inventory balance at September 27, 2012. The decrease at September 26, 2013 compared to June 27, 2013 is due primarily to the timing of commodity purchases. The increase at September 26, 2013 compared to September 27, 2012 is due mainly to increased quantities of raw nut input stocks and finished goods to support increasing sales volume.

Raw nut input stocks increased by 10.5 million pounds or 44.4% at September 26, 2013 compared to September 27, 2012. The increase was attributable mainly to increases in peanut inventories driven by increased crop sizes and the procurement of larger quantities of almonds. The weighted average cost per pound of raw nut input stocks on hand at the end of the first quarter of fiscal 2014 decreased by 15.0% as compared to the first quarter of fiscal 2013 mainly driven by lower per pound acquisition costs for peanuts and pecans which were offset in part by higher acquisition costs for almonds.

Investing Activities. Cash used in investing activities was $3.1 million during the first quarter of fiscal 2014 compared to $0.8 million for the same period last year. We spent $3.1 million on capital expenditures in the first three months of fiscal 2014 compared to $1.6 million during the first three months of fiscal 2013. We expect total capital expenditures for new equipment and upgrades, facility maintenance and food safety enhancements for fiscal 2014 to be approximately $14.5 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities. Cash used in financing activities was $3.9 million during the first quarter of fiscal 2014 compared to cash used in financing activities of $9.5 million for the same period last year. We repaid $0.8 million of long-term debt during the first quarter of fiscal 2014, which was largely all related to the Mortgage Facility (as defined below). The net decrease in borrowings outstanding under our Credit Facility was $4.0 million during the first quarter of fiscal 2014 compared to a net decrease of borrowings under our Credit Facility of $7.8 million during the first quarter of fiscal 2013. This decrease in short-term borrowings under our Credit Facility occurred primarily as a result of improved cash collections combined with increased grower liabilities in the first quarter of fiscal 2014 compared to the same period of fiscal 2013.

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

We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until replacement tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 71% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the Elgin Site.

On March 28, 2006, our wholly-owned subsidiary JBSS Properties, LLC, acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and also entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). In the third quarter of fiscal 2013, JBSS Properties, LLC transferred all of its property and agreements to JBSS Real Estate, LLC. Under the terms of the Agreement, the City assigned to us its remaining rights and obligations under a development agreement entered into by and among the Company, certain related party partnerships, and the City (the “Development Agreement”). The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender (as defined below) prior to the sale of the Old Elgin Site. We currently have an executed sales contract for $8.0 million for the assets located at the Old Elgin Site. A portion of the Old Elgin Site contains an office building that will likely be included in any future sale. We incurred $6.8 million of gross costs under the Development Agreement, and had carrying values of $6.2 million at September 26, 2013, June 27, 2013 and September 27, 2012. These costs are recorded as “Assets held for sale” at September 26, 2013 and June 27, 2013 and “Rental investment property” at September 27, 2012.

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

Credit Facility

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

The portion of the borrowing base calculation under the Credit Facility based upon machinery and equipment decreased by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. At September 26, 2013, the weighted average interest rate for the Credit Facility was 2.64%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 26, 2013, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At September 26, 2013, we had $85.7 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility is secured, in part, by the Old Elgin Site. We must obtain the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. A portion of the Old Elgin Site contains an office building that will likely be included in any future sale (assuming one were to occur). The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 26, 2013, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $20.8 million has been classified as long-term debt which represents scheduled principal payments under Tranche A that are due at least twelve months beyond September 26, 2013. All $5.8 million outstanding under Tranche B are classified as short-term debt as of September 26, 2013, since the Mortgage Lender has the option to use proceeds of any sale of the site that was originally purchased by the Company in Elgin, Illinois to reduce the amount outstanding under Tranche B.

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 26, 2013, $12.5 million of the debt obligation was outstanding

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 27, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The update requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This update is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. We adopted this update this fiscal quarter. Because the update only affects the presentation of comprehensive income and does not impact what is included in comprehensive income, the adoption of this update did not have an impact on our financial position, results of operations, or cash flows.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical (including statements concerning our expectations regarding market risk) are “forward looking statements.” These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes”, “should” and “expects” and are based on our current expectations or beliefs concerning future events and involve risks and uncertainties. We caution that such statements are qualified by important factors, including the factors referred to in Part II, Item 1A — “Risk Factors”, and other factors, risks and uncertainties that are beyond our control. Consequently, our actual results could differ materially. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, such as a decline in sales to one or more key customers, a decline in sales of private brand products or changing consumer preferences; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, and decreases in the value of inventory held for other entities, where we are financially responsible for such losses; (vi) our ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vii) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (viii) our ability to retain key personnel; (ix) the effect of the actions and decisions of the group that has the majority of the voting power with regard to our outstanding common equity (which may make a takeover or change in control more difficult), including the effect of any agreements pursuant to which such group has pledged a substantial amount of its securities of the Company; (x) the potential negative impact of government regulations, including the Public Health Security and Bioterrorism Preparedness and Response Act and laws and regulations pertaining to food safety, such as the Food Safety Modernization Act; (xi) our ability to do business in emerging markets while protecting our intellectual property in such markets; (xii) uncertainty in economic conditions, including the potential for economic downturn; (xiii) our ability to obtain additional capital, if needed; (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control; (xv) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xvi) losses associated with our status as a licensed nut warehouse operator under the United States Warehouse Act; (xvii) the inability to implement our Strategic Plan or realize other efficiency measures including controlling medical and personnel costs; (xviii) technology disruptions or failures; (xix) the inability to protect our intellectual property or avoid intellectual property disputes; (xx) our ability to manage successfully the price gap between our private brand products and those of our branded competitors; and (xxi) potential increased industry-specific regulation pending the U.S. Food and Drug Administration assessment of the risk of Salmonella contamination associated with tree nuts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I—Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2013.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 26, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2013, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 26, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 12—Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2013. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 27, 2013 during the first quarter of fiscal 2014.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2013.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 1, 2013.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.2	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.3	The Registrant’s 1998 Equity Incentive Plan(4)

*10.4	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.5	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.7	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.9	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.10	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

*10.11	The Registrant’s Restated Supplemental Retirement Plan(10)

*10.12	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

*10.13	Amended and Restated Sanfilippo Value Added Plan, dated August 31, 2011(21)

10.14	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

Exhibit Number	Description

10.15	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.16	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

10.17	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.21	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.22	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

*10.23	The Registrant’s 2008 Equity Incentive Plan, as amended(1)

*10.24	First Amendment to the Registrant’s 2008 Equity Incentive Plan(14)

*10.25	The Registrant’s Employee Restricted Stock Unit Award Agreement(15)

*10.26	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement(15)

*10.27	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement(18)

10.28	Form of Indemnification Agreement(16)

**10.29	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(17)

10.30	Form of Change-of-Control Employment Security Agreement and Non-Compete(19)

10.31	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(20)

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