Form 10-Q
period 2013-12-26
SANFILIPPO JOHN B & SON INC
filed 2014-01-29
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2013

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

As of January 17, 2014, 8,432,705 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 26, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 26, 2013	December 27, 2012	December 26, 2013	December 27, 2012
Net sales	$225,114	$215,619	$401,811	$393,126
Cost of sales	188,166	178,943	335,494	325,877

Gross profit	36,948	36,676	66,317	67,249

Operating expenses:
Selling expenses	15,156	14,598	25,055	24,777
Administrative expenses	7,039	7,652	14,181	14,177
Gain on assets held for sale, net	(1,641)	—	(1,641)	—

Total operating expenses	20,554	22,250	37,595	38,954

Income from operations	16,394	14,426	28,722	28,295

Other expense:
Interest expense including $285, $291, $571 and $583 to related parties	1,062	1,104	2,148	2,350
Rental and miscellaneous expense, net	811	289	1,324	819

Total other expense, net	1,873	1,393	3,472	3,169

Income before income taxes	14,521	13,033	25,250	25,126
Income tax expense	5,297	4,732	9,251	9,291

Net income	$9,224	$8,301	$15,999	$15,835
Other comprehensive income:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	223	240	445	479
Income tax expense related to pension adjustments	(89)	(95)	(178)	(191)

Other comprehensive income, net of tax:	134	145	267	288

Comprehensive income	$9,358	$8,446	$16,266	$16,123

Net income per common share-basic	$0.84	$0.77	$1.46	$1.46

Net income per common share-diluted	$0.83	$0.76	$1.44	$1.45

Cash dividends declared per share	$1.50	$1.00	$1.50	$1.00

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 26, 2013	June 27, 2013	December 27, 2012
ASSETS
CURRENT ASSETS:
Cash	$9,824	$834	$15,276
Accounts receivable, less allowances of $3,887, $2,628 and $4,899	56,891	49,509	45,999
Inventories	187,588	158,706	168,042
Deferred income taxes	3,344	3,723	4,823
Prepaid expenses and other current assets	8,314	4,843	7,922
Assets held for sale	—	6,175	—

TOTAL CURRENT ASSETS	265,961	223,790	242,062

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	102,796	102,424	102,204
Machinery and equipment	168,652	166,549	163,612
Furniture and leasehold improvements	4,363	4,363	4,289
Vehicles	533	524	545
Construction in progress	2,469	1,207	2,759

	288,098	284,352	282,694
Less: Accumulated depreciation	176,767	172,928	166,787

	111,331	111,424	115,907
Rental investment property, less accumulated depreciation of $6,866, $6,470 and $6,706	22,027	22,423	28,994

TOTAL PROPERTY, PLANT AND EQUIPMENT	133,358	133,847	144,901

Cash surrender value of officers’ life insurance and other assets	8,860	8,405	8,091
Deferred income taxes	1,110	827	—
Intangible assets, net	6,561	7,875	9,410

TOTAL ASSETS	$415,850	$374,744	$404,464

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 26, 2013	June 27, 2013	December 27, 2012
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$24,554	$31,867	$5,636
Current maturities of long-term debt, including related party debt of $334, $321 and $309	3,342	8,690	12,280
Accounts payable, including related party payables of $263, $290 and $97	95,292	43,741	89,813
Dividends payable	—	—	10,889
Book overdraft	3,615	1,052	3,903
Accrued payroll and related benefits	8,061	15,855	9,340
Other accrued expenses	8,072	7,593	12,781
Income taxes payable	1,476	—	2,322

TOTAL CURRENT LIABILITIES	144,412	108,798	146,964

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $12,094, $12,264 and $12,428	37,344	33,665	35,036
Retirement plan	12,768	12,615	13,466
Deferred income taxes	—	—	966
Other	5,040	4,362	951

TOTAL LONG-TERM LIABILITIES	55,152	50,642	50,419

TOTAL LIABILITIES	199,564	159,440	197,383

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,546,605, 8,440,409 and 8,370,580 shares issued	85	84	84
Capital in excess of par value	107,447	106,132	104,709
Retained earnings	112,829	113,430	107,505
Accumulated other comprehensive loss	(2,897)	(3,164)	(4,039)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	216,286	215,304	207,081

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$415,850	$374,744	$404,464

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 26, 2013	December 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,999	$15,835
Depreciation and amortization	8,033	8,397
Gain on disposition of properties, net	(1,536)	(620)
Deferred income tax expense	96	506
Stock-based compensation expense	561	450
Change in assets and liabilities:
Accounts receivable, net	(7,382)	3,868
Inventories	(28,882)	(21,658)
Prepaid expenses and other current assets	(4,411)	(4,824)
Accounts payable	51,372	56,616
Accrued expenses	(7,320)	(4,044)
Income taxes payable	2,416	2,508
Other long-term liabilities	678	(55)
Other, net	12	(400)

Net cash provided by operating activities	29,636	56,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,157)	(5,207)
Proceeds from dispositions of assets, net	7,833	980
Other	(48)	(70)

Net cash provided by (used in) investing activities	1,628	(4,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	142,002	158,218
Repayments of revolving credit borrowings	(149,315)	(198,430)
Principal payments on long-term debt	(1,669)	(1,614)
Increase in book overdraft	2,563	1,956
Dividends paid	(16,599)	—
Issuance of Common Stock under equity award plans	373	312
Tax benefit of equity award exercises	371	93

Net cash used in financing activities	(22,274)	(39,465)

NET INCREASE IN CASH	8,990	12,817
Cash, beginning of period	834	2,459

Cash, end of period	$9,824	$15,276

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Real Estate, LLC, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2014 and fiscal 2013 are to the fiscal year ending June 26, 2014 and the fiscal year ended June 27, 2013, respectively.

•	References herein to the second quarters of fiscal 2014 and fiscal 2013 are to the quarters ended December 26, 2013 and December 27, 2012, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2014 and fiscal 2013 are to the twenty-six weeks ended December 26, 2013 and December 27, 2012, respectively.

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

Note 2 – Inventories

Inventories are stated at the lower of cost (first in, first out) or market which approximates actual cost. Raw materials and supplies include costs of nut and nut related products. Work-in-process and finished goods include labor and manufacturing overhead costs. Inventories consist of the following:

	December 26, 2013	June 27, 2013	December 27, 2012
Raw material and supplies	$116,881	$80,925	$107,693
Work-in-process and finished goods	70,707	77,781	60,349

Total	$187,588	$158,706	$168,042

Note 3 – Intangible Assets

Intangible assets subject to amortization consist of the following:

	December 26, 2013	June 27, 2013	December 27, 2012
Customer relationships	$10,600	$10,600	$10,600
Non-compete agreement	5,400	5,400	5,400
Brand names	8,090	8,090	8,090

Total intangible assets, gross	24,090	24,090	24,090

Less accumulated amortization:
Customer relationships	(5,446)	(4,689)	(3,930)
Non-compete agreement	(4,041)	(3,501)	(2,741)
Brand names	(8,042)	(8,025)	(8,009)

Total accumulated amortization	(17,529)	(16,215)	(14,680)

Net intangible assets	$6,561	$7,875	$9,410

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

Note 4 – Primary Financing Facilities

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility and subsequently amended the Credit Agreement in March 2010, July 2011, October 2011, January 2013 and December 2013 (as amended, the “Credit Facility”). At December 26, 2013, we had $88,996 of available credit under the Credit Facility which reflects borrowings of $24,554 and reduced availability as a result of $3,950 in outstanding letters of credit. As of December 26, 2013, we were in compliance with all covenants under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if the entire available amount were borrowed.

Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). As of December 26, 2013, we were in compliance with all covenants under the Mortgage Facility. We have classified $20,200 under Tranche A and $5,050 under Tranche B as long-term debt at December 26, 2013, which represents scheduled principal payments due beyond twelve months. As of the second quarter of fiscal 2014, amounts outstanding under Tranche B are no longer classified entirely as short-term debt since the Mortgage Lender waived its option to use the proceeds from the sale of the Old Elgin Site (as defined below) to reduce the amount outstanding under Tranche B. See Note 11- Sale of Real Property below for additional details.

Note 5 – Income Taxes

At the beginning of fiscal year 2014, we had gross state tax net operating losses of approximately $5,040 that will expire between 2017 and 2030 if not utilized.

As of December 26, 2013, unrecognized tax benefits and accrued interest and penalties were not material. There were no material changes to the amount of unrecognized tax benefits during the first half of fiscal 2014. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

We file income tax returns with federal and state tax authorities within the United States of America. Our federal tax returns are open for audit for fiscal 2011 and later. Our Illinois tax returns are currently under audit for fiscal 2011 and 2012. Our Illinois tax returns are open for audit for fiscal 2009 and 2010. Our California tax returns are open for audit for fiscal 2008 and later. No other tax jurisdictions are material to us.

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

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 26, 2013	December 27, 2012	December 26, 2013	December 27, 2012
Weighted average number of shares outstanding – basic	11,016,373	10,838,037	10,988,555	10,817,359
Effect of dilutive securities:
Stock options and restricted stock units	79,898	103,205	108,068	131,316

Weighted average number of shares outstanding – diluted	11,096,271	10,941,242	11,096,623	10,948,675

The following table presents a summary of anti-dilutive awards excluded from the computation of diluted earnings per share:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 26, 2013	December 27, 2012	December 26, 2013	December 27, 2012
Weighted average number of anti-dilutive shares:	56,860	100,250	30,305	79,750
Weighted average exercise price:	$25.32	$17.76	$25.36	$18.09

Note 7 – Stock-Based Compensation Plans

The following is a summary of stock option activity for the first half of fiscal 2014:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 27, 2013	115,250	$13.68
Activity:
Granted	—	—
Exercised	(31,000)	12.04
Forfeited	(2,250)	32.30

Outstanding at December 26, 2013	82,000	$13.79	2.5	$947

Exercisable at December 26, 2013	80,000	$13.76	2.4	$925

For the twenty-six weeks ended December 26, 2013 the total intrinsic value of options exercised was $393 and the total cash received was $373. The change in non-vested stock option activity was insignificant during the first half of fiscal 2014.

The following is a summary of restricted stock unit activity for the first half of fiscal 2014:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 27, 2013	215,294	$11.99
Activity:
Granted	68,710	25.32
Vested	(75,196)	12.88
Forfeited	(3,500)	12.77

Outstanding at December 26, 2013	205,308	$16.11

Restricted stock units (“RSUs”) granted to employees and non-employee outside directors vest over a three-year and one-year period, respectively. At December 26, 2013 there are 44,098 RSUs outstanding that are vested but deferred. The non-vested RSUs will vest over a weighted average period of 1.9 years.

The following table summarizes compensation cost charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 26, 2013	December 27, 2012	December 26, 2013	December 27, 2012
Stock-based compensation cost	$345	$266	$561	$450

As of December 26, 2013, there was $2,204 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.9 years.

Note 8 – Special Cash Dividend

On October 29, 2013, our Board of Directors, after considering the financial position of our Company and other factors, declared a special cash dividend of $1.50 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “Special Dividend”). The Special Dividend was paid on December 5, 2013 to stockholders of record at the close of business on November 21, 2013. The ex-dividend date was the close of business on November 19, 2013. The Company obtained the appropriate consent from the Bank Lenders in order to declare and pay this Special Dividend. The total amount of cash paid to stockholders under the Special Dividend was $16,599.

Note 9 – Retirement Plan

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

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 26, 2013	December 27, 2012	December 26, 2013	December 27, 2012
Service cost	$80	$85	$161	$171
Interest cost	158	143	317	285
Amortization of prior service cost	240	240	479	479
Amortization of gain	(17)	—	(34)	—

Net periodic benefit cost	$461	$468	$923	$935

Note 10 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the twenty-six weeks ended December 26, 2013. These changes are all related to our defined benefit pension plan.

Accumulated other comprehensive loss (a)
Balance - June 27, 2013	$(3,164)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	445
Tax effect	(178)

Net current-period other comprehensive income	267

Balance - December 26, 2013	$(2,897)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of accumulated other comprehensive loss for the quarter and twenty-six weeks ended December 26, 2013 were as follows:

Reclassifications from AOCL to earnings (b)	Quarter Ended December 26, 2013	Twenty-Six Weeks Ended December 26, 2013	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(240)	$(479)	Administrative expenses
Unrecognized net gain	17	34	Administrative expenses

Total before tax	(223)	(445)
Tax effect	89	178	Income tax expense

Amortization of defined pension items, net of tax	$(134)	(267)

(b)	Amounts in parenthesis indicate debits to expense. See Note 9-Retirement Plan above for additional details.

Note 11 – Sale of Real Property

On December 26, 2013, we completed the sale of land and a building that was originally purchased for our facility consolidation project (the “Old Elgin Site”). The sales price was $8,000 and resulted in a gain of $1,037, net of $604 income tax expense, for the quarter and twenty-six weeks ended December 26, 2013.

Note 12 – Distribution Channel and Product Type Sales Mix

We operate in a single reportable segment through which we sell various nut and nut related products through multiple distribution channels.

The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Twenty-six Weeks Ended
Distribution Channel	December 26, 2013	December 27, 2012	December 26, 2013	December 27, 2012
Consumer*	$142,362	$140,287	$238,872	$247,894
Commercial Ingredients	45,668	43,153	95,688	86,519
Contract Packaging	26,633	23,025	49,956	41,505
Export	10,451	9,154	17,295	17,208

Total	$225,114	$215,619	$401,811	$393,126

*	Sales of branded products were approximately 40% of total consumer sales during the second quarters of both fiscal 2014 and fiscal 2013. Sales of branded products were approximately 36% of total consumer sales during the first twenty-six weeks of both fiscal 2014 and fiscal 2013.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 26, 2013	December 27, 2012	December 26, 2013	December 27, 2012
Peanuts	13.0%	16.1%	14.2%	18.0%
Pecans	19.4	23.5	16.7	20.2
Cashews & Mixed Nuts	18.0	17.9	18.4	18.4
Walnuts	13.6	13.8	12.5	12.8
Almonds	19.8	12.5	20.6	13.9
Other	16.2	16.2	17.6	16.7

Total	100.0%	100.0%	100.0%	100.0%

For all periods presented, the largest component of the “Other” product type is trail and snack mixes which include nut products.

Note 13 – Commitments and Contingent Liabilities

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

Note 14 – Fair Value of Financial Instruments

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

The following table summarizes the carrying value and fair value estimate of our long term debt, including current maturities:

	December 26, 2013	June 27, 2013	December 27, 2012
Carrying value of long-term debt:	$40,686	$42,355	$47,316
Fair value of long-term debt:	44,199	46,059	52,074

The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 15 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The update requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This update is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. We adopted this update in the first quarter of fiscal 2014. The update only affects the presentation of comprehensive income and does not impact what is included in comprehensive income, and therefore the adoption of this update did not have an impact on our financial position, results of operations, or cash flows.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2014 and fiscal 2013 are to the fiscal year ending June 26, 2014 and the fiscal year ended June 27, 2013, respectively.

•	References herein to the second quarters of fiscal 2014 and fiscal 2013 are to the quarters ended December 26, 2013 and December 27, 2012, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2014 and fiscal 2013 are to the twenty-six weeks ended December 26, 2013 and December 27, 2012, respectively.

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Real Estate, LLC, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

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

We continue to execute this strategy during fiscal 2014. In the first quarter of fiscal 2014 we were recognized as a top supplier to one of our largest commercial ingredient food service customers. During the second half of fiscal 2013 we were recognized as the “supplier of the year” by two significant customers, one of which is our largest. We continue to develop our Fisher brand business in China by improving our distributor network and progressing towards activating Sanfilippo (Shanghai) Trading Co. Ltd to support our long-term business strategy.

We face a number of challenges in the future. Specific challenges, among others, include: high tree nut commodity costs (due to the continued high demand for pecans and walnuts in China) and intensified competition for market share from both private brand and name brand nut products. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of promotional and advertising activity of our Fisher and Orchard Valley Harvest brands, and to develop new products for all product lines. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $225.1 million for the second quarter of fiscal 2014 increased 4.4% from our net sales of $215.6 million for the second quarter of fiscal 2013. Net sales for the first twenty-six weeks of fiscal 2014 increased by $8.7 million, or 2.2%, to $401.8 million from net sales of $393.1 million for the first twenty-six weeks of fiscal 2013.

Sales volume, measured as pounds sold to customers, increased 7.1 million pounds, or 12.0% compared to the second quarter of fiscal 2013. Sales volume increased 14.1 million pounds, or 12.9%, compared to the first twenty-six weeks of fiscal 2013.

Gross profit increased by $0.3 million and our gross profit margin, as a percentage of net sales, decreased to 16.4% for the second quarter of fiscal 2014 compared to 17.0% for the second quarter of fiscal 2013. Gross profit decreased by $0.9 million and our gross profit margin, as a percentage of net sales, decreased to 16.5% from 17.1% for the first twenty-six weeks of fiscal 2014 compared to the first twenty-six weeks of fiscal 2013.

Total operating expenses for the second quarter of fiscal 2014 decreased by $1.7 million, or 7.6%, to 9.1% of net sales from 10.3% of net sales for the second quarter of fiscal 2013. For the first half of fiscal 2014, total operating expenses decreased by $1.4 million to 9.3% of net sales compared to 9.9% of net sales for the first half of fiscal 2013. Operating expenses during the second quarter and twenty-six weeks ended December 26, 2013 were favorably impacted by a $1.6 million pretax gain from the sale of the Old Elgin Site. Also, as a result of the sale of the Old Elgin Site, we reclassified $5.1 million of our Tranche B debt to long-term debt which represents payments due beyond twelve months.

The total value of inventories on hand at the end of the second quarter of fiscal 2014 increased by $19.5 million, or 11.6%, in comparison to the total value of inventories on hand at the end of the second quarter of fiscal 2013.

We continue to expect that acquisition costs for domestic tree nuts will increase in the 2013 crop year (which falls into our current 2014 fiscal year). We have completed procurement of inshell walnuts during the first half of fiscal 2014. During the third quarter we will determine the final prices to be paid to the walnut growers based upon current market prices and other factors. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual final liability will be determined during the third quarter of fiscal 2014 and will be recognized in our financial results at that time.

We have experienced peanut market price increases during the 2013 crop year due to decreased planted acreage.

Our Board of Directors, after considering the financial position of our Company and other factors, declared a special cash dividend on October 29, 2013. The special cash dividend of $1.50 per share on all issued and outstanding shares of Common Stock and Class A Common stock of the Company was paid on December 5, 2013. We paid a total of $16.6 million to our stockholders.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased to $225.1 million in the second quarter of fiscal 2014 compared to net sales of $215.6 million for the second quarter of fiscal 2013 while sales volume, which is defined as pounds sold to customers, increased by 12.0%. The favorable impact upon net sales from the increase in sales volume was offset partially by lower selling prices for all major nut types except almonds. Consistent with the first quarter of fiscal 2014, selling prices decreased mainly in pecan and peanut products in response to lower acquisition costs. Sales volume increased in all four distribution channels led by a significant increase in sales volume in the consumer channel.

Our net sales increased by $8.7 million, or 2.2%, for the first twenty-six weeks of fiscal 2014 compared to the same period of fiscal 2013. The increase in net sales was primarily attributable to a 12.9% increase in sales volume. As was the case in the quarterly comparison, the increase in net sales from the increase in sales volume was offset in part by lower selling prices for all major nut types except almonds.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended		For the Twenty-six Weeks Ended
Distribution Channel	December 26, 2013	December 27, 2012	December 26, 2013	December 27, 2012
Consumer*	$142,362	$140,287	$238,872	$247,894
Commercial Ingredients	45,668	43,153	95,688	86,519
Contract Packaging	26,633	23,025	49,956	41,505
Export	10,451	9,154	17,295	17,208

Total	$225,114	$215,619	$401,811	$393,126

*	Sales of branded products were approximately 40% of total consumer sales during the second quarters of both fiscal 2014 and fiscal 2013. Sales of branded products were approximately 36% of total consumer sales during the first twenty-six weeks of both fiscal 2014 and fiscal 2013.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 26, 2013	December 27, 2012	December 26, 2013	December 27, 2012
Peanuts	13.0%	16.1%	14.2%	18.0%
Pecans	19.4	23.5	16.7	20.2
Cashews & Mixed Nuts	18.0	17.9	18.4	18.4
Walnuts	13.6	13.8	12.5	12.8
Almonds	19.8	12.5	20.6	13.9
Other	16.2	16.2	17.6	16.7

Total	100.0%	100.0%	100.0%	100.0%

Net sales in the consumer distribution channel increased by 1.5% in dollars and 14.1% in sales volume in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Private brand consumer sales volume increased 13.6% in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 due primarily to increased sales of snack nut and trail mix products at two significant customers. Fisher recipe nut sales volume increased 28.5% due primarily to increased merchandising activity at a major customer which occurred as a result of significantly lower pecan prices compared to pecan prices that existed in the second quarter of fiscal 2013. Fisher snack nut sales volume declined 14.3% in the quarterly comparison as a result of reduced distribution of inshell peanuts at a major Fisher snack nut customer due to competitive pricing pressure. We anticipate regaining this distribution starting in the third quarter.

In the first twenty-six weeks of fiscal 2014, net sales in the consumer distribution channel decreased by 3.6% in dollars, but increased 8.3% in sales volume compared to the same period of fiscal 2013. The increase in sales volume in the first twenty-six weeks of fiscal 2014 was offset by a decrease in average selling price. Private brand consumer sales volume increased by 9.5% in the first twenty-six weeks of fiscal 2014 compared to the same period of fiscal 2013 due to the reasons discussed above. Fisher brand recipe nut sales volume increased by 17.5% in the first twenty-six weeks of fiscal 2014 compared to the first twenty-six weeks of fiscal 2013 due primarily to the favorable impact of lower selling prices at a major customer. Fisher brand snack nut sales volume decreased 19.1% for the reasons discussed above.

Net sales in the commercial ingredients distribution channel increased by 5.8% in dollars, and increased 5.4% in sales volume in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. In the first twenty-six weeks of fiscal 2014, net sales in the commercial ingredients distribution channel increased by 10.6% in dollars and 16.7% in sales volume compared to the same period of fiscal 2013. The sales volume increase, for both the quarterly and twenty-six week periods, was primarily due to increased sales of almond products as a result of distribution gains achieved with a major existing customer and higher pecan sales as a result of significantly lower pecan prices compared to pecan prices that existed in the second quarter of fiscal 2013.

Net sales in the contract packaging distribution channel increased by 15.7% in dollars and 17.0% in sales volume in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. In the first twenty-six weeks of fiscal 2014, net sales in the contract packaging distribution channel increased by 20.4% in dollars and 30.5% in sales volume compared to the first twenty-six weeks of fiscal 2013. The sales volume increase, for both the quarterly and twenty-six week periods, was due primarily to new product launches and increased promotional activity implemented by a major existing contract packaging customer.

Net sales in the export distribution channel increased by 14.2% in dollars and 3.6% in sales volume in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 primarily because of the timing of inshell walnut sales. Most of the inshell walnut export shipments in the prior year were delayed into the third quarter of fiscal 2013 due to a late harvest that year. Net sales in the export distribution channel in the first twenty-six weeks of fiscal 2014 were relatively unchanged, increasing by 0.5% in dollars but decreasing 2.4% in sales volume compared to the first twenty-six weeks of fiscal 2013.

Gross Profit

Gross profit increased by $0.3 million, or 0.7%, to $36.9 million for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Our gross profit margin, as a percentage of net sales, decreased to 16.4% for the second quarter of fiscal 2014 compared to 17.0% for the second quarter of fiscal 2013. Gross profit decreased by $0.9 million, or 1.4%, to $66.3 million for the first six months of fiscal 2014 from $67.2 million for the first six months of fiscal 2013. Our gross profit margin, as a percentage of net sales, decreased to 16.5% for the first six months of fiscal 2014 compared to 17.1% for the first six months of fiscal 2013. The decline in gross profit margin in both the quarterly comparison and year to date comparison was attributable mainly to decreased selling prices for private brand snack and trail mix products from competitive pricing pressure. The decline in gross profit margin in both the quarterly and year to date comparisons was offset in part by manufacturing efficiency improvements achieved during the first two quarters of the fiscal 2014.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2014 decreased by $1.7 million to $20.6 million. Operating expenses for the second quarter of fiscal 2014 decreased to 9.1% of net sales from 10.3% of net sales for the second quarter of fiscal 2013. The decrease in operating expense is primarily due to a $1.6 million pretax gain on the sale of the Old Elgin Site which represented 0.7% of net sales for the quarter.

Selling expenses for the second quarter of fiscal 2014 were $15.2 million, an increase of $0.6 million, or 3.8%, from the amount recorded for the second quarter of fiscal 2013. The increase in selling expenses was due primarily to a $0.7 million increase in freight expense due to increased sales volume during the quarter ended December 26, 2013.

Administrative expenses for the second quarter of fiscal 2014 were $7.0 million, a decrease of $0.6 million, or 8.0%, from the second quarter of fiscal 2013 due primarily to a $0.6 million decrease in incentive compensation expense.

Total operating expenses for the first twenty-six weeks of fiscal 2014 decreased by $1.4 million to $37.6 million due primarily to the $1.6 million pretax gain on the sale of the Old Elgin Site which represented 0.4% of net sales for the first half of fiscal 2014. Operating expenses for the first half of fiscal 2014 decreased to 9.4% of net sales from 9.9% of net sales for the first twenty-six weeks of fiscal 2013.

Selling expenses for the first twenty-six weeks of fiscal 2014 were relatively unchanged at $25.1 million, an increase of $0.3 million, or 1.1%, from the amount recorded for the first twenty-six weeks of fiscal 2013.

Administrative expenses for the first twenty-six weeks of fiscal 2014 were $14.2 million which is consistent with the first twenty-six weeks of fiscal 2013. Changes in administrative expense include a decrease in compensation related expenses of $0.5 million in the first twenty-six weeks of fiscal 2014 due primarily to a decrease in incentive compensation expense compared to the same period of fiscal 2013. The impact of this decrease was offset by $0.6 million of asset disposals and other gains that occurred in the prior year that did not recur this year.

Income from Operations

Due to the factors discussed above, income from operations increased to $16.4 million, or 7.3% of net sales, for the second quarter of fiscal 2014 from $14.4 million, or 6.7% of net sales, for the second quarter of fiscal 2013.

Due to the factors discussed above, income from operations increased to $28.7 million, or 7.2% of net sales, for the first twenty-six weeks of fiscal 2014 from $28.3 million, or 7.2% of net sales, for the first twenty-six weeks of fiscal 2013.

Interest Expense

Interest expense was $1.1 million for the second quarter of both fiscal 2014 and fiscal 2013. Interest expense decreased 8.6% to $2.1 million for the first twenty-six weeks of fiscal 2014 compared to the same period of fiscal 2013. The decrease in interest expense, for the twenty-six week period, was due primarily to lower average borrowing levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.8 million for the second quarter of fiscal 2014 compared to $0.3 million in the second quarter of fiscal 2013.

Net rental and miscellaneous expense was $1.3 million for the first twenty-six weeks of fiscal 2014 compared to $0.8 million for the first twenty-six weeks of fiscal 2013. The increase in both the quarterly and twenty-six week periods was primarily due to increased maintenance expense on the exterior of the office building. This maintenance project is approximately 16% complete and we expect the project to conclude in fiscal 2015.

Income Tax Expense

Income tax expense was $5.3 million, or 36.5% of income before income taxes, for the second quarter of fiscal 2014 compared to $4.7 million, or 36.3% of income before income taxes for the second quarter of fiscal 2013. For the first twenty-six weeks of fiscal 2014, income tax expense was $9.3 million, or 36.6% of income before income taxes, compared to $9.3 million, or 37.0% of income before income taxes for the comparable period last year.

Net Income

Net income was $9.2 million, or $0.84 per common share (basic) and $0.83 per common share (diluted), for the second quarter of fiscal 2014, compared to $8.3 million, or $0.77 per common share (basic) and $0.76 per common share (diluted), for the second quarter of fiscal 2013.

Net income was $16.0 million, or $1.46 per common share (basic) and $1.44 per common share (diluted), for the first twenty-six weeks of fiscal 2014, compared to net income of $15.8 million, or $1.46 per common share (basic) and $1.45 per common share (diluted), for the first twenty-six weeks of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended in March 2010, July 2011, October 2011, January 2013 and December 2013 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility, due to our improved financial performance in the past, have allowed us to consummate business acquisitions, devote more funds to promote our products, (especially our Fisher and Orchard Valley Harvest brands), pay a special cash dividend in December 2013 and December 2012, and explore other growth strategies outlined in our Strategic Plan, which includes expansion into existing markets and international markets such as China.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

Operating Activities Net cash provided by operating activities was $29.6 million for the first twenty-six weeks of fiscal 2014 compared to $56.6 million for the first twenty-six weeks of fiscal 2013. This decrease was primarily due to increased use of working capital for accounts receivable and inventory. Our nut commodity purchases were $20.9 million higher during the first half of fiscal 2014 than the first half of fiscal 2013, primarily due to the procurement of larger quantities of almonds at higher prices and increasing walnut commodity costs.

Net accounts receivable were $56.9 million at December 26, 2013, an increase of $7.4 million, or 14.9%, from the balance at June 27, 2013, and an increase of $10.9 million, or 23.7%, from the balance at December 27, 2012. The increase in net accounts receivable from June 27, 2013 to December 26, 2013 is due primarily to higher dollar sales in December 2013 compared to June 2013. The increase in net accounts receivable from December 27, 2012 to December 26, 2013 is due primarily to higher dollar sales in December 2013 compared to December 2012.

Accounts receivable allowances were $3.9 million, $2.6 million and $4.9 million at December 26, 2013, June 27, 2013 and December 27, 2012, respectively. The increase in accounts receivable allowances at December 26, 2013 compared to June 27, 2013 is generally due to higher sales in the second quarter of fiscal 2014 compared to sales in the fourth quarter of fiscal 2013. The decrease in accounts receivable allowances at December 26, 2013 compared to and December 27, 2012 is generally due to the timing of customer deductions.

Total inventories were $187.6 million at December 26, 2013, an increase of $28.9 million, or 18.2%, from the inventory balance at June 27, 2013, and an increase of $19.5 million, or 11.6%, from the inventory balance at December 27, 2012. The increase at December 26, 2013 compared to June 27, 2013 was primarily driven by the receipt of the current year crop of inshell walnuts and pecans. The increase at December 26, 2013 compared to December 27, 2012 is due mainly to higher acquisition costs for walnuts, almonds and pecans.

Raw nut input stocks decreased by 5.1 million pounds or 7.7% at December 26, 2013 compared to December 27, 2012. The decrease was attributable mainly to decreased quantities of pecans and peanuts. The weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2014 increased by 16.2% as compared to the second quarter of fiscal 2013 mainly driven by higher acquisition costs for walnuts, almonds and pecans.

Investing Activities Cash provided by investing activities was $1.6 million during the first twenty-six weeks of fiscal 2014 compared to cash used in investing activities of $4.3 million for the same period last year. We spent $6.2 million on capital expenditures in the first half of fiscal 2014 compared to $5.2 million during the first half of fiscal 2013. Cash spent on fiscal 2014 capital expenditures was fully offset by the $7.8 million net proceeds from the sale assets at the Old Elgin Site which occurred at the end of the second quarter. We expect total capital expenditures for new equipment and upgrades, facility maintenance and food safety enhancements for fiscal 2014 to be approximately $13.5 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $22.3 million during the first twenty-six weeks of fiscal 2014 compared to $39.5 million for the same period last year. We paid $16.6 million in dividends during the second quarter of fiscal 2014. We repaid $1.7 million of long-term debt during the first twenty-six weeks of fiscal 2014, which was largely all related to the Mortgage Facility (as defined below). The net decrease in borrowings outstanding under our Credit Facility was $7.3 million during the first twenty-six weeks of fiscal 2014 compared to $40.2 million during the first twenty-six weeks of fiscal 2013. The increase in short-term borrowings under our Credit Facility occurred primarily as a result of significantly higher acquisition costs for tree nuts purchased from domestic growers during the second quarter of fiscal 2014 compared to acquisition costs for these commodities purchased from growers during the prior fiscal year’s second quarter. Also driving the increase in short-term borrowings is additional borrowings of approximately $5.7 million due to a larger dividend paid this fiscal year compared to last.

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

We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until replacement tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 74% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the Elgin Site.

On March 28, 2006, our wholly-owned subsidiary JBSS Properties, LLC, acquired title by quitclaim deed to the Old Elgin Site for our facility consolidation project and also entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). In the third quarter of fiscal 2013, JBSS Properties, LLC transferred all of its property and agreements to JBSS Real Estate, LLC. Under the terms of the Agreement, the City assigned to us its remaining rights and obligations under a development agreement entered into by and among the Company, certain related party partnerships, and the City (the “Development Agreement”). During the second quarter of fiscal 2014 we sold the assets at the Old Elgin Site. We had incurred $6.8 million of gross costs under the Development Agreement, and had carrying values of $6.2 million at June 27, 2013 and December 27, 2012. These costs were recorded as “Assets held for sale” at June 27, 2013 and “Rental investment property” at December 27, 2012.

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

The portion of the borrowing base calculation under the Credit Facility based upon machinery and equipment decreased by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. At December 26, 2013, the weighted average interest rate for the Credit Facility was 2.82%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 26, 2013, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At December 26, 2013, we had $89.0 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility was secured, in part, by the Old Elgin Site, that was sold in the second quarter of fiscal 2014. We obtained the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 26, 2013, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $20.2 million of Tranche A and $5.1 million of Tranche B has been classified as long-term debt which represents scheduled principal payments that are due at least twelve months beyond December 26, 2013. Prior to the sale of the assets at Old Elgin Site, all amounts outstanding under Tranche B were classified as short-term debt since the Mortgage Lender had the option, which was waived, to use proceeds of any sale of the real estate to reduce the amount outstanding under Tranche B.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 26, 2013, $12.4 million of the debt obligation was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 27, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The update requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes, information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This update is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. We adopted this update in the first quarter of fiscal 2014. The update only affects the presentation of comprehensive income and does not impact what is included in comprehensive income, and therefore the adoption of this update did not have an impact on our financial position, results of operations, or cash flows.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 26, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 26, 2013, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 26, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 13—Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2013. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 27, 2013 during the second quarter of fiscal 2014.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 29, 2014.

JOHN B. SANFILIPPO & SON, INC.

By	/S/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.2	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.3	The Registrant’s 1998 Equity Incentive Plan(4)

*10.4	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.5	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.7	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.9	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.10	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

*10.11	The Registrant’s Restated Supplemental Retirement Plan(10)

*10.12	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

*10.13	Amended and Restated Sanfilippo Value Added Plan, dated August 31, 2011(21)

10.14	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

Exhibit Number	Description

10.15	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.16	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

10.17	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.21	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.22	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

*10.23	The Registrant’s 2008 Equity Incentive Plan, as amended(1)

*10.24	First Amendment to the Registrant’s 2008 Equity Incentive Plan(14)

*10.25	The Registrant’s Employee Restricted Stock Unit Award Agreement(15)

*10.26	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement(15)

*10.27	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement(18)

10.28	Form of Indemnification Agreement(16)

**10.29	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(17)

10.30	Form of Change-of-Control Employment Security Agreement and Non-Compete(19)

10.31	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(20)

10.32	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(22)

10.33	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(23)

10.34	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(24)

Exhibit Number	Description

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2008 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 27, 2007 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2010 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2011 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2013 (Commission File No. 0-19681).
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 17, 2013 (Commission File No. 0-19681).