Form 10-Q
period 2014-03-27
SANFILIPPO JOHN B & SON INC
filed 2014-04-30
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2014

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

As of April 21, 2014, 8,444,205 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 27, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Net sales	$174,291	$163,815	$576,102	$556,941
Cost of sales	151,492	140,936	486,986	466,813

Gross profit	22,799	22,879	89,116	90,128

Operating expenses:
Selling expenses	10,283	11,565	35,338	36,342
Administrative expenses	6,378	7,990	20,559	22,167
Gain on assets held for sale, net	—	—	(1,641)	—

Total operating expenses	16,661	19,555	54,256	58,509

Income from operations	6,138	3,324	34,860	31,619

Other expense:
Interest expense including $284, $289, $855 and $873 to related parties	1,077	1,171	3,225	3,521
Rental and miscellaneous expense, net	453	364	1,777	1,183

Total other expense, net	1,530	1,535	5,002	4,704

Income before income taxes	4,608	1,789	29,858	26,915
Income tax expense	927	1,447	10,178	10,738

Net income	$3,681	$342	$19,680	$16,177
Other comprehensive income:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	222	239	667	718
Income tax expense related to pension adjustments	(89)	(96)	(267)	(287)

Other comprehensive income, net of tax:	133	143	400	431

Comprehensive income	$3,814	$485	$20,080	$16,608

Net income per common share-basic	$0.33	$0.03	$1.79	$1.49

Net income per common share-diluted	$0.33	$0.03	$1.77	$1.47

Cash dividends declared per share	$—	$—	$1.50	$1.00

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 27, 2014	June 27, 2013	March 28, 2013
ASSETS
CURRENT ASSETS:
Cash	$1,197	$834	$1,506
Accounts receivable, less allowances of $3,684, $2,628 and $3,538	52,446	49,509	51,355
Inventories	198,067	158,706	166,754
Deferred income taxes	3,496	3,723	4,913
Prepaid expenses and other current assets	7,069	4,843	5,558
Assets held for sale	—	6,175	6,175

TOTAL CURRENT ASSETS	262,275	223,790	236,261

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	102,796	102,424	102,424
Machinery and equipment	171,271	166,549	166,005
Furniture and leasehold improvements	4,363	4,363	4,340
Vehicles	532	524	527
Construction in progress	2,379	1,207	933

	290,626	284,352	283,514
Less: Accumulated depreciation	179,947	172,928	169,807

	110,679	111,424	113,707
Rental investment property, less accumulated depreciation of $7,064, $6,470 and $6,272	21,829	22,423	22,621

TOTAL PROPERTY, PLANT AND EQUIPMENT	132,508	133,847	136,328

Cash surrender value of officers’ life insurance and other assets	8,580	8,405	7,945
Deferred income taxes	804	827	—
Intangible assets, net	5,903	7,875	8,643

TOTAL ASSETS	$410,070	$374,744	$389,177

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 27, 2014	June 27, 2013	March 28, 2013
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$55,829	$31,867	$42,047
Current maturities of long-term debt, including related party debt of $341, $321 and $315	3,345	8,690	12,130
Accounts payable, including related party payables of $66, $290 and $309	54,746	43,741	42,532
Book overdraft	6,886	1,052	9,112
Accrued payroll and related benefits	6,910	15,855	10,923
Other accrued expenses	7,251	7,593	13,468
Income taxes payable	—	—	1,192

TOTAL CURRENT LIABILITIES	134,967	108,798	131,404

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $12,006, $12,264 and $12,347	36,506	33,665	34,351
Retirement plan	12,844	12,615	13,531
Deferred income taxes	—	—	959
Other	5,220	4,362	923

TOTAL LONG-TERM LIABILITIES	54,570	50,642	49,764

TOTAL LIABILITIES	189,537	159,440	181,168

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,562,105, 8,440,409 and 8,385,580 shares issued	85	84	84
Capital in excess of par value	107,880	106,132	105,152
Retained earnings	116,510	113,430	107,847
Accumulated other comprehensive loss	(2,764)	(3,164)	(3,896)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	220,533	215,304	208,009

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$410,070	$374,744	$389,177

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Thirty-nine Weeks Ended
	March 27, 2014	March 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,680	$16,177
Depreciation and amortization	12,136	12,607
Gain on disposition of properties, net	(1,520)	(608)
Deferred income tax expense	250	409
Stock-based compensation expense	833	682
Change in assets and liabilities:
Accounts receivable, net	(2,937)	(1,488)
Inventories	(39,361)	(20,370)
Prepaid expenses and other current assets	(1,478)	(2,460)
Accounts payable	10,204	9,488
Accrued expenses	(9,292)	(1,742)
Income taxes payable	(748)	1,378
Other long-term liabilities	858	(83)
Other, net	481	11

Net cash (used in) provided by operating activities	(10,894)	14,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,152)	(6,406)
Proceeds from dispositions of assets, net	7,839	984
Other	(28)	(142)

Net cash used in investing activities	(341)	(5,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	238,252	252,586
Repayments of revolving credit borrowings	(214,290)	(256,387)
Principal payments on long-term debt	(2,504)	(2,449)
Increase in book overdraft	5,834	7,165
Dividends paid	(16,599)	(10,889)
Issuance of Common Stock under equity award plans	523	481
Tax benefit of equity award exercises	382	103

Net cash provided by (used in) financing activities	11,598	(9,390)

NET INCREASE (DECREASE) IN CASH	363	(953)
Cash, beginning of period	834	2,459

Cash, end of period	$1,197	$1,506

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Real Estate, LLC, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2014 and fiscal 2013 are to the fiscal year ending June 26, 2014 and the fiscal year ended June 27, 2013, respectively.

•	References herein to the third quarters of fiscal 2014 and fiscal 2013 are to the quarters ended March 27, 2014 and March 28, 2013, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2014 and fiscal 2013 are to the thirty-nine weeks ended March 27, 2014 and March 28, 2013, respectively.

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

Note 2 – Inventories

Inventories are stated at the lower of cost (first in, first out) or market which approximates actual cost. Raw materials and supplies include costs of nut and nut related products. Work-in-process and finished goods include labor and manufacturing overhead costs. Inventories consist of the following:

	March 27, 2014	June 27, 2013	March 28, 2013
Raw material and supplies	$123,155	$80,925	$100,988
Work-in-process and finished goods	74,912	77,781	65,766

Total	$198,067	$158,706	$166,754

Note 3 – Intangible Assets

Intangible assets subject to amortization consist of the following:

	March 27, 2014	June 27, 2013	March 28, 2013
Customer relationships	$10,600	$10,600	$10,600
Non-compete agreement	5,400	5,400	5,400
Brand names	8,090	8,090	8,090

Total intangible assets, gross	24,090	24,090	24,090

Less accumulated amortization:
Customer relationships	(5,824)	(4,689)	(4,310)
Non-compete agreement	(4,312)	(3,501)	(3,120)
Brand names	(8,051)	(8,025)	(8,017)

Total accumulated amortization	(18,187)	(16,215)	(15,447)

Net intangible assets	$5,903	$7,875	$8,643

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

Note 4 – Primary Financing Facilities

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility and subsequently amended the Credit Agreement in March 2010, July 2011, October 2011, January 2013 and December 2013 (as amended, the “Credit Facility”). At March 27, 2014, we had $57,721 of available credit under the Credit Facility which reflects borrowings of $55,829 and reduced availability as a result of $3,950 in outstanding letters of credit. As of March 27, 2014, we were in compliance with all covenants under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if the entire available amount were borrowed.

Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). As of March 27, 2014, we were in compliance with all covenants under the Mortgage Facility. We have classified $19,600 under Tranche A and $4,900 under Tranche B as long-term debt at March 27, 2014, which represents scheduled principal payments due beyond twelve months. As of the second quarter of fiscal 2014, amounts outstanding under Tranche B are no longer classified entirely as short-term debt since the Mortgage Lender waived its option to use the proceeds from the sale of the Old Elgin Site (as defined below) to reduce the amount outstanding under Tranche B. At March 28, 2013 and June 27, 2013 the entire Tranche B balance was classified within current maturities of long-term debt. See Note 11- Sale of Real Property below for additional details.

Note 5 – Income Taxes

During the third quarter of fiscal 2014 we recorded discrete tax items which resulted in approximately $677 of income tax benefit. Consequently, we recognized income tax expense of $927 for the third quarter of fiscal 2014 which resulted in an effective tax rate of 20.1%. The discrete tax items recorded in the third quarter of fiscal 2014 primarily relate to the tax benefit of losses realized from the divestiture of an equity investment in ARMA Energy, Inc. (“ARMA”), and the cancellation of a secured promissory note receivable due from ARMA. A portion of the loss on disposal of the investment is available as a carryforward capital loss. Since the capital loss is not expected to be realized in the foreseeable future, a valuation allowance has been recorded.

We recorded approximately $776 of discrete income tax items during the third quarter of fiscal 2013, which resulted in income tax expense of $1,447 and an effective tax rate of 80.9%. The discrete tax items recorded in the third quarter of fiscal 2013 primarily related to the to the impact of a full valuation allowance recorded against deferred tax assets that were created as a result of our initial transactions with ARMA.

At the beginning of fiscal year 2014, based on our final fiscal 2013 tax returns, we had gross state tax net operating losses of approximately $6,053 that will expire between 2017 and 2030 if not utilized.

As of March 27, 2014, unrecognized tax benefits and accrued interest and penalties were not material. There were no material changes to the amount of unrecognized tax benefits during the first three quarters of fiscal 2014. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

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

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Weighted average number of shares outstanding – basic	11,073,669	10,898,304	11,016,926	10,844,341
Effect of dilutive securities:
Stock options and restricted stock units	82,560	126,434	99,565	129,688

Weighted average number of shares outstanding – diluted	11,156,229	11,024,738	11,116,491	10,974,029

The following table presents a summary of anti-dilutive awards excluded from the computation of diluted earnings per share:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Weighted average number of anti-dilutive shares:	—	2,250	20,203	53,917
Weighted average exercise price:	$—	$32.30	$25.36	$18.29

Note 7 – Stock-Based Compensation Plans

The following is a summary of stock option activity for the first three quarters of fiscal 2014:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 27, 2013	115,250	$13.68
Activity:
Granted	—	—
Exercised	(42,500)	12.32
Forfeited	(2,250)	32.30

Outstanding at March 27, 2014	70,500	$13.91	2.28	$624

Exercisable at March 27, 2014	68,625	$13.87	2.13	$609

For the thirty-nine weeks ended March 27, 2014, the total intrinsic value of options exercised was $507 and the total cash received was $523. The change in non-vested stock option activity was insignificant during the first three quarters of fiscal 2014.

The following is a summary of restricted stock unit activity for the first three quarters of fiscal 2014:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 27, 2013	215,294	$11.99
Activity:
Granted	68,710	25.32
Vested	(79,196)	12.74
Forfeited	(3,500)	12.77

Outstanding at March 27, 2014	201,308	$16.23

Restricted stock units (“RSUs”) granted to employees and non-employee outside directors vest over a three-year and one-year period, respectively. At March 27, 2014 there are 40,098 RSUs outstanding that are vested but deferred. The non-vested RSUs will vest over a weighted average period of 1.6 years.

The following table summarizes compensation cost charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Stock-based compensation cost	$272	$232	$833	$682

As of March 27, 2014, there was $1,822 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.6 years.

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

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Service cost	$81	$86	$242	$257
Interest cost	159	142	476	427
Amortization of prior service cost	239	239	718	718
Amortization of gain	(17)	—	(51)	—

Net periodic benefit cost	$462	$467	$1,385	$1,402

Note 10 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the thirty-nine weeks ended March 27, 2014. These changes are all related to our defined benefit pension plan.

Accumulated other comprehensive loss (a)
Balance—June 27, 2013	$(3,164)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	667
Tax effect	(267)

Net current-period other comprehensive income	400

Balance—March 27, 2014	$(2,764)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of accumulated other comprehensive loss for the quarter and thirty-nine weeks ended March 27, 2014 were as follows:

Reclassifications from AOCL to earnings (b)	Quarter Ended March 27, 2014	Thirty-Nine Weeks Ended March 27, 2014	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	$(718)	Administrative expenses
Unrecognized net gain	17	51	Administrative expenses

Total before tax	(222)	(667)
Tax effect	89	267	Income tax expense

Amortization of defined pension items, net of tax	$(133)	(400)

(b)	Amounts in parenthesis indicate debits to expense. See Note 9-Retirement Plan above for additional details.

Note 11 – Sale of Real Property

On December 26, 2013, we completed the sale of land and a building that was originally purchased for our facility consolidation project (the “Old Elgin Site”). The sales price was $8,000 and resulted in a gain of $1,037, net of $604 income tax expense, for the thirty-nine weeks ended March 27, 2014.

Note 12 – Distribution Channel and Product Type Sales Mix

We operate in a single reportable segment through which we sell various nut and nut related products through multiple distribution channels.

The following summarizes net sales by distribution channel:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Distribution Channel	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Consumer*	$98,588	$89,052	$337,460	$336,946
Commercial Ingredients	45,273	43,594	140,961	130,113
Contract Packaging	21,867	21,233	71,823	62,738
Export	8,563	9,936	25,858	27,144

Total	$174,291	$163,815	$576,102	$556,941

*	Sales of branded products were approximately 27% and 24% of total consumer sales during the third quarter of fiscal 2014 and fiscal 2013, respectively. Sales of branded products were approximately 33% of total consumer sales during the first thirty-nine weeks of both fiscal 2014 and fiscal 2013.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Product Type	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Peanuts	15.8%	19.8%	14.7%	18.5%
Pecans	10.6	10.6	14.8	17.4
Cashews & Mixed Nuts	20.7	19.8	19.1	18.8
Walnuts	11.6	12.2	12.2	12.6
Almonds	24.2	17.9	21.7	15.1
Other	17.1	19.7	17.5	17.6

Total	100.0%	100.0%	100.0%	100.0%

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

The following table summarizes the carrying value and fair value estimate of our long term debt, including current maturities:

	March 27, 2014	June 27, 2013	March 28, 2013
Carrying value of long-term debt:	$39,851	$42,355	$46,481
Fair value of long-term debt:	43,724	46,059	51,469

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This update changes the threshold for reporting discontinued operations and adds new disclosures. The update defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this update to have a material impact on our financial position, results of operations, or cash flows.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2014 and fiscal 2013 are to the fiscal year ending June 26, 2014 and the fiscal year ended June 27, 2013, respectively.

•	References herein to the third quarters of fiscal 2014 and fiscal 2013 are to the quarters ended March 27, 2014 and March 28, 2013, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2014 and fiscal 2013 are to the thirty-nine weeks ended March 27, 2014 and March 28, 2013, respectively.

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

ii.	Expanding globally and building our Company into a leading international branded and private brand snack nut company, and

iii.	Providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel.

We continue to execute this strategy during fiscal 2014. In the first quarter of fiscal 2014 we were recognized as a top supplier to one of our largest commercial ingredient food service customers. During the second half of fiscal 2013 we were recognized as the “supplier of the year” by two significant customers, one of which is our largest. We continue to develop our Fisher brand business in China by improving our distributor network and leveraging our presence in China through Sanfilippo (Shanghai) Trading Co. Ltd to support our long-term business strategy.

We face a number of challenges in the future. Specific challenges, among others, include: high tree nut commodity costs (due to the continued high demand for pecans and walnuts in China) and intensified competition for market share from both private brand and name brand nut products. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of promotional and advertising activity of our Fisher and Orchard Valley Harvest brands, and to develop new products for all product lines. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $174.3 million for the third quarter of fiscal 2014 increased 6.4% from our net sales of $163.8 million for the third quarter of fiscal 2013. Net sales for the first thirty-nine weeks of fiscal 2014 increased by $19.2 million, or 3.4%, to $576.1 million from net sales of $556.9 million for the first thirty-nine weeks of fiscal 2013.

Sales volume, measured as pounds sold to customers, was relatively consistent, decreasing 0.9 million pounds, or 1.6% compared to the third quarter of fiscal 2013. Sales volume increased 13.3 million pounds, or 8.0%, compared to the first thirty-nine weeks of fiscal 2013.

Gross profit decreased by $0.1 million and our gross profit margin, as a percentage of net sales, decreased to 13.1% for the third quarter of fiscal 2014 compared to 14.0% for the third quarter of fiscal 2013. Gross profit decreased by $1.0 million and our gross profit margin, as a percentage of net sales, decreased to 15.5% from 16.2% for the first thirty-nine weeks of fiscal 2014 compared to the first thirty-nine weeks of fiscal 2013.

Total operating expenses for the third quarter of fiscal 2014 decreased by $2.9 million, or 14.8%, to 9.6% of net sales from 11.9% of net sales for the third quarter of fiscal 2013. For the first three quarters of fiscal 2014, total operating expenses decreased by $4.3 million to 9.4% of net sales compared to 10.5% of net sales for the first three quarters of fiscal 2013. Operating expenses during the thirty-nine weeks ended March 27, 2014 were favorably impacted by a $1.6 million pretax gain from the sale of the Old Elgin Site.

The total value of inventories on hand at the end of the third quarter of fiscal 2014 increased by $31.3 million, or 18.8%, in comparison to the total value of inventories on hand at the end of the third quarter of fiscal 2013.

We have seen acquisition costs for domestic tree nuts increase in the 2013 crop year (which falls into our current 2014 fiscal year). We completed procurement of inshell walnuts during the first half of fiscal 2014, and the total payments due to our walnut growers were determined in the current quarter. The final prices to be paid to the walnut growers were based upon current market prices and other factors, such as crop size and export demand. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2014. Remaining amounts to be paid to walnut growers as of March 27, 2014 are final and are not subject to revision. We increased our walnut grower liability by approximately $3.2 million during the third quarter of fiscal 2014, as the final payments to walnut growers were slightly higher than the amounts estimated at the end of last quarter. This increase is insignificant compared to our total inshell walnut procurement costs for the year.

Although there was significantly reduced acreage planted for the 2013 crop year, we have recently observed a decline in peanut prices back to normal levels this year due to the lingering impact of the large carryover from the record 2012 crop (which fell into our 2013 fiscal year). We expect prices to remain relatively stable as the planted acreage for the 2014 crop is expected to increase to normal levels.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased to $174.3 million in the third quarter of fiscal 2014 compared to net sales of $163.8 million for the third quarter of fiscal 2013, while sales volume, which is defined as pounds sold to customers, decreased by 1.6%. The increase in net sales was attributable primarily to an 8.1% increase in the weighted average sales price per pound, driven mainly by selling price increases for almonds, mixed nuts (which contain almonds) and walnuts.

Our net sales increased by $19.2 million, or 3.4%, to $576.1 million for the first thirty-nine weeks of fiscal 2014 compared to the same period of fiscal 2013. The increase in net sales was primarily attributable to an 8.0% increase in sales volume. Sales volume increased significantly in the consumer, commercial ingredients and contract packaging channels in the year to date comparison.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Product Type	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Peanuts	15.8%	19.8%	14.7%	18.5%
Pecans	10.6	10.6	14.8	17.4
Cashews & Mixed Nuts	20.7	19.8	19.1	18.8
Walnuts	11.6	12.2	12.2	12.6
Almonds	24.2	17.9	21.7	15.1
Other	17.1	19.7	17.5	17.6

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended			For the Thirty-nine Weeks Ended
Distribution Channel	March 27, 2014	March 28, 2013	Percent Change	March 27, 2014	March 28, 2013	Percent Change
Consumer*	$98,588	$89,052	10.7%	$337,460	$336,946	0.2%
Commercial Ingredients	45,273	43,594	3.9%	140,961	130,113	8.3%
Contract Packaging	21,867	21,233	3.0%	71,823	62,738	14.5%
Export	8,563	9,936	-13.8%	25,858	27,144	-4.7%

Total	$174,291	$163,815	6.4%	$576,102	$556,941	3.4%

*	Sales of branded products were approximately 27% and 24% of total consumer sales during the third quarter of fiscal 2014 and fiscal 2013, respectively. Sales of branded products were approximately 33% of total consumer sales during the first thirty-nine weeks of both fiscal 2014 and fiscal 2013.

Net sales in the consumer distribution channel increased by 10.7% in dollars and 4.2% in sales volume in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. Private brand consumer sales volume increased 3.6% in the quarterly comparison due primarily to increased sales of snack nut products at two significant customers. Fisher recipe nut sales volume increased 50.2% due primarily to increased in-store merchandising activity and product line expansion to larger package sizes by total weight. Fisher snack nut sales volume declined 24.5% in the quarterly comparison primarily as a result of reduced distribution of inshell peanuts at a major Fisher snack nut customer due to competitive pricing pressure.

In the first thirty-nine weeks of fiscal 2014, net sales in the consumer distribution channel increased by 0.2% in dollars, and 7.1% in sales volume compared to the same period of fiscal 2013. The increase in sales volume in the first thirty-nine weeks of fiscal 2014 was mostly offset by a decrease in average selling price. Private brand consumer sales volume increased by 7.6% in the first thirty-nine weeks of fiscal 2014 compared to the same period of fiscal 2013 due to increased sales of snack nuts and trail mixes. Fisher brand recipe nut sales volume increased by 22.9% in the year to date comparison due primarily to the favorable impact of lower selling prices at a major customer. Fisher brand snack nut sales volume decreased 21.0% for the reasons discussed above.

Net sales in the commercial ingredients distribution channel increased by 3.9% in dollars but decreased 6.8% in sales volume in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. In the first thirty-nine weeks of fiscal 2014, net sales in the commercial ingredients distribution channel increased by 8.3% in dollars and 7.7% in sales volume compared to the same period of fiscal 2013. The sales volume decrease in the quarterly comparison is primarily attributable to decreased bulk peanut volume due to a smaller crop compared to the same quarter of the prior year. The sales volume increase for the thirty-nine week period was primarily due to increased sales of almonds to a major existing customer, and increased sales of pecans due to product line expansion at an existing customer.

Net sales in the contract packaging distribution channel increased by 3.0% in dollars but decreased 0.4% in sales volume in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. In the first thirty-nine weeks of fiscal 2014, net sales in the contract packaging distribution channel increased by 14.5% in dollars and 19.7% in sales volume compared to the same period of fiscal 2013. The sales volume increase for the thirty-nine week period was due primarily to increased sales of almonds, trail mixes and chocolate and yogurt coated products due to new product launches executed by key customers in this channel. The increase in sales volume in the first thirty-nine weeks of fiscal 2014 was partially offset by a decrease in average selling price.

Net sales in the export distribution channel decreased by 13.8% in dollars and 26.1% in sales volume in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. Net sales in the export distribution channel in the first thirty-nine weeks of fiscal 2014 decreased 4.7% in dollars and 11.7% in sales volume compared to the first thirty-nine weeks of fiscal 2013. The decrease in both the quarterly and year to date comparisons is due primarily to decreased amounts of bulk inshell walnuts available for export, and decreased sales of peanut products.

Gross Profit

Gross profit decreased by $0.1 million, or 0.3%, to $22.8 million for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. Our gross profit margin, as a percentage of net sales, decreased to 13.1% for the third quarter of fiscal 2014 compared to 14.0% for the third quarter of fiscal 2013. Gross profit decreased by $1.0 million, or 1.1%, to $89.1 million for the first nine months of fiscal 2014 from $90.1 million for the first nine months of fiscal 2013. Our gross profit margin, as a percentage of net sales, decreased to 15.5% for the first nine months of fiscal 2014 compared to 16.2% for the first nine months of fiscal 2013. The decline in gross profit margin in the quarterly comparison occurred because selling price increases for almonds, mixed nuts and walnuts were not fully implemented until the end of January, while higher commodity acquisition costs for these products affected the entire month of January. The decline in gross profit margin in the year to date comparison was primarily due to competitive pricing pressures that existed in the first two quarters of fiscal 2014, and the delay in implementing selling price increases that was discussed in the quarterly comparison. The decline in gross profit margin in the year to date comparison was offset, in part, by manufacturing efficiency improvements achieved during the current fiscal year to date.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2014 decreased by $2.9 million to $16.7 million. Operating expenses for the third quarter of fiscal 2014 decreased to 9.6% of net sales from 11.9% of net sales for the third quarter of fiscal 2013.

Selling expenses for the third quarter of fiscal 2014 were $10.3 million, a decrease of $1.3 million, or 11.1%, from the third quarter of fiscal 2013. The decrease was driven primarily by a decrease in advertising expense due in part to the Easter holiday not occurring until our fourth quarter this year.

Administrative expenses for the third quarter of fiscal 2014 were $6.4 million, a decrease of $1.6 million, or 20.2%, from the third quarter of fiscal 2013 due primarily to a decrease in incentive compensation expense.

Total operating expenses for the first thirty-nine weeks of fiscal 2014 decreased by $4.3 million to $54.3 million, or 9.4% of net sales, compared to 10.5% of net sales in the same period of last year. This decrease is due in part to the gain on the sale of the Old Elgin Site that occurred in the second quarter of fiscal 2014.

Selling expenses for the first thirty-nine weeks of fiscal 2014 were $35.3 million, a decrease of $1.0 million, or 2.8%, from the amount recorded for the first thirty-nine weeks of fiscal 2013 due primarily to a $1.1 million decrease in advertising expense and a $1.0 million decrease in incentive compensation expense. These reductions in selling expenses were partially offset by a $0.9 million increase in shipping expense due primarily to increased sales volume.

Administrative expenses for the first thirty-nine weeks of fiscal 2014 were $20.6 million, a decrease of $1.6 million or 7.3% compared to the first thirty-nine weeks of fiscal 2013. The decrease in administrative expenses is primarily due to a decrease in compensation related expenses of $1.8 million in the first thirty-nine weeks of fiscal 2014, due to reduced incentive compensation expense, compared to the same period of fiscal 2013.

Income from Operations

Due to the factors discussed above, income from operations increased to $6.1 million, or 3.5% of net sales, for the third quarter of fiscal 2014 from $3.3 million, or 2.0% of net sales, for the third quarter of fiscal 2013.

Due to the factors discussed above, income from operations increased to $34.9 million, or 6.1% of net sales, for the first thirty-nine weeks of fiscal 2014 from $31.6 million, or 5.7% of net sales, for the first thirty-nine weeks of fiscal 2013.

Interest Expense

Interest expense was $1.1 million for the third quarter of fiscal 2014 compared to $1.2 million in fiscal 2013. Interest expense decreased 8.4% to $3.2 million for the first thirty-nine weeks of fiscal 2014 compared to the same period of fiscal 2013. The decrease in interest expense, for both the quarterly and thirty-nine week periods, was due primarily to lower average borrowing levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.5 million for the third quarter of fiscal 2014 compared to $0.4 million in the third quarter of fiscal 2013.

Net rental and miscellaneous expense was $1.8 million for the first thirty-nine weeks of fiscal 2014 compared to $1.2 million for the first thirty-nine weeks of fiscal 2013. This increase was primarily due to increased maintenance expense on the exterior of the office building. This maintenance project is approximately 16% complete and we expect the project to conclude in fiscal 2015.

Income Tax Expense

Income tax expense was $0.9 million, or 20.1% of income before income taxes (the “effective tax rate”), for the third quarter of fiscal 2014 compared to $1.4 million, or 80.9% of income before income taxes for the third quarter of fiscal 2013. For the first thirty-nine weeks of fiscal 2014, income tax expense was $10.2 million, or 34.1% of income before income taxes, compared to $10.7 million, or 39.9% of income before income taxes for the comparable period last year. The decrease in the effective tax rate, for both the quarterly and thirty-nine week periods of fiscal 2014, is mainly due to the tax benefit of losses realized since the Company divested its equity investment in ARMA, and cancelled a secured promissory note due from ARMA, in the third quarter of fiscal 2014.

Net Income

Net income was $3.7 million, or $0.33 per common share (basic and diluted), for the third quarter of fiscal 2014, compared to $0.3 million, or $0.03 per common share (basic and diluted), for the third quarter of fiscal 2013.

Net income was $19.7 million, or $1.79 per common share (basic) and $1.77 per common share (diluted), for the first thirty-nine weeks of fiscal 2014, compared to net income of $16.2 million, or $1.49 per common share (basic) and $1.47 per common share (diluted), for the first thirty-nine weeks of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended in March 2010, July 2011, October 2011, January 2013 and December 2013 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility, due to our improved financial performance in the past, have allowed us to consummate business acquisitions, devote more funds to promote our products, (especially our Fisher and Orchard Valley Harvest brands), develop new products, pay a special cash dividend in December 2013 and December 2012, and explore other growth strategies outlined in our Strategic Plan, which includes expansion into existing markets and international markets such as China.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

Operating Activities Net cash used in operating activities was $10.9 million for the first thirty-nine weeks of fiscal 2014 compared to $14.0 million of cash provided by operating activities for the first thirty-nine weeks of fiscal 2013. This decrease was primarily due to increased use of working capital for inventory. Our nut commodity purchases were $42.1 million higher during the first thirty-nine weeks of fiscal 2014 than the same period of fiscal 2013, primarily due to the procurement of larger quantities of almonds at higher prices and increasing walnut commodity costs.

Net accounts receivable were $52.4 million at March 27, 2014, an increase of $2.9 million, or 5.9%, from the balance at June 27, 2013, and an increase of $1.1 million, or 2.1%, from the balance at March 28, 2013. The increase in net accounts receivable from June 27, 2013 to March 27, 2014 is due primarily to higher dollar sales in March 2014 compared to June 2013.

Total inventories were $198.1 million at March 27, 2014, an increase of $39.4 million, or 24.8%, from the inventory balance at June 27, 2013, and an increase of $31.3 million, or 18.8%, from the inventory balance at March 28, 2013. The increase at March 27, 2014 compared to June 27, 2013 was primarily driven by the receipt of the current year crop of inshell walnuts and pecans. The increase at March 27, 2014 compared to March 28, 2013 is due mainly to higher acquisition costs for walnuts, almonds and pecans.

Raw nut input stocks decreased by 3.2 million pounds, or 4.8%, at March 27, 2014 compared to March 28, 2013. The decrease was attributable mainly to decreased quantities of pecans and peanuts. The weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2014 increased by 23.3% as compared to the third quarter of fiscal 2013 mainly driven by higher acquisition costs for walnuts, almonds and pecans.

Investing Activities Cash used in investing activities decreased $5.2 million during the first three quarters of fiscal 2014 compared to same period last year. We spent $1.7 million more on capital expenditures in the first three quarters of fiscal 2014 compared to the first three quarters of fiscal 2013. Offsetting this increase in capital expenditures was an increase in proceeds from the sale of assets of $6.9 million during the first three quarters of fiscal 2014 compared to the same period of last year. This increase in proceeds was driven primarily by the sale of the Old Elgin Site which occurred in the second quarter of fiscal 2014. We expect total capital expenditures for new equipment and upgrades, facility maintenance and food safety enhancements for fiscal 2014 to be approximately $12.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash provided by financing activities was $11.6 million during the first thirty-nine weeks of fiscal 2014 compared to cash used in financing activities of $9.4 million for the same period last year. The dividend paid in fiscal 2014 was $5.7 million larger than that paid in fiscal 2013. Short term borrowings outstanding under our Credit Facility increased $20.2 million during the first thirty-nine weeks of fiscal 2014 compared to the first thirty-nine weeks of fiscal 2013. The increase in short-term borrowings occurred primarily as a result of significantly higher acquisition costs for tree nuts purchased from domestic growers during the third quarter of fiscal 2014 compared to acquisition costs for these commodities purchased from domestic growers during the prior fiscal year’s third quarter.

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

On March 28, 2006, our wholly-owned subsidiary JBSS Properties, LLC, acquired title by quitclaim deed to the Old Elgin Site for our facility consolidation project and also entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). In the third quarter of fiscal 2013, JBSS Properties, LLC transferred all of its property and agreements to JBSS Real Estate, LLC. Under the terms of the Agreement, the City assigned to us its remaining rights and obligations under a development agreement entered into by and among the Company, certain related party partnerships, and the City. During the second quarter of fiscal 2014 we sold the assets at the Old Elgin Site.

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

The portion of the borrowing base calculation under the Credit Facility based upon machinery and equipment decreased by $1.5 million per year for the first five years to coincide with amortization of the machinery and equipment collateral. At March 27, 2014, the weighted average interest rate for the Credit Facility was 2.22%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of March 27, 2014, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At March 27, 2014, we had $57.7 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

Mortgage Facility

We are subject to interest rate resets for each of Tranche A and Tranche B. Specifically, on March 1, 2018 (the “Tranche A Reset Date”) and March 1, 2016 and every two years thereafter (each, a “Tranche B Reset Date”), the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. If the reset interest rate for either Tranche A or Tranche B is unacceptable to us and we (i) do not have sufficient funds to repay amounts due with respect to Tranche A or Tranche B on the Tranche A Reset Date or Tranche B Reset Date, in each case, as applicable, or (ii) are unable to refinance amounts due with respect to Tranche A or Tranche B on the Tranche A Reset Date or Tranche B Reset Date, in each case, as applicable, on terms more favorable than the reset interest rates, then, depending on the extent of the changes in the reset interest rates, our interest expense could increase materially.

The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. As mentioned above, such interest rate may be reset by the Mortgage Lender on the Tranche A Reset Date. Monthly principal payments in the amount of $0.2 million commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest, as reset on March 1, 2014, at a floating rate of the greater of (i) one month LIBOR plus 3.75% per annum or (ii) 4.50%, payable monthly (the “Floating Rate”). The margin on such Floating Rate may be reset by the Mortgage Lender on each Tranche B Reset Date; provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on or after March 1, 2016. Monthly principal payments in the amount of $0.1 million commenced on June 1, 2008. We do not currently anticipate that any change in the Floating Rate or the underlying index will have a material adverse effect upon our business, financial condition or results of operations.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Facility was secured, in part, by the Old Elgin Site, that was sold in the second quarter of fiscal 2014. We obtained the consent of the Mortgage Lender prior to the sale of the Old Elgin Site. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 27, 2014, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $19.6 million of Tranche A and $4.9 million of Tranche B has been classified as long-term debt which represents scheduled principal payments that are due at least twelve months beyond March 27, 2014. Prior to the sale of the assets at Old Elgin Site, all amounts outstanding under Tranche B were classified as short-term debt since the Mortgage Lender had the option, which was waived, to use proceeds of any sale of the real estate to reduce the amount outstanding under Tranche B.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 27, 2014, $12.3 million of the debt obligation was outstanding.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This update changes the threshold for reporting discontinued operations and adds new disclosures. The update defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this update to have a material impact on our financial position, results of operations, or cash flows.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 27, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 27, 2014, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 27, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 13—Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2013. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 27, 2013 during the third quarter of fiscal 2014.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2014.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.2	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.3	The Registrant’s 1998 Equity Incentive Plan(4)

*10.4	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.5	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.7	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.9	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.10	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

*10.11	The Registrant’s Restated Supplemental Retirement Plan(10)

*10.12	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

*10.13	Amended and Restated Sanfilippo Value Added Plan, dated August 31, 2011(21)

10.14	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

Exhibit Number	Description

10.15	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.16	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

10.17	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.21	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.22	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

*10.23	The Registrant’s 2008 Equity Incentive Plan, as amended(1)

*10.24	First Amendment to the Registrant’s 2008 Equity Incentive Plan(14)

*10.25	The Registrant’s Employee Restricted Stock Unit Award Agreement(15)

*10.26	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement(15)

*10.27	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement(18)

10.28	Form of Indemnification Agreement(16)

**10.29	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(17)

10.30	Form of Change-of-Control Employment Security Agreement and Non-Compete(19)

10.31	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(20)

10.32	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(22)

10.33	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(23)

10.34	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(24)

Exhibit Number	Description

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2008 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 3, 2014 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2010 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2011 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2013 (Commission File No. 0-19681).
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 17, 2013 (Commission File No. 0-19681).