Form 10-K
period 2014-06-26
SANFILIPPO JOHN B & SON INC
filed 2014-08-27
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2014

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

The aggregate market value of the voting Common Stock held by non-affiliates was $207,307,458 as of December 26, 2013 (8,184,266 shares at $25.33 per share).

As of August 15, 2014, 8,451,205 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 29, 2014 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1 — Business

a. General Development of Business

John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “the Company” refer collectively to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiaries, JBSS Real Estate, LLC, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2015 are to the fiscal year ending June 25, 2015.

•	References herein to fiscal 2014, fiscal 2013 and fiscal 2012 are to the fiscal years ended June 26, 2014, June 27, 2013 and June 28, 2012, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, nut clusters, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names.

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

b. Segment Reporting

We operate in a single reportable operating segment that consists of selling various nut and nut related products through four distribution channels. See “Part II Item 8 – Financial Statements and Supplementary Data” for our net sales, net income and total assets.

c. Narrative Description of Business

(i) General

As stated above, we are one of the leading processors and distributors of tree nuts and peanuts in the United States. Through a deliberate strategy of focused capital expenditures and complementary acquisitions, we have built a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers, shelling, processing, packaging and marketing. Vertical integration allows us to enhance product quality and, in most crop years, purchase inshell pecans, peanuts and walnuts at lower costs as opposed to purchasing these nut meats from other shellers. We believe that our generally vertically integrated business model typically works to our advantage in terms of cost savings and provides us with better insight into crop development. Our generally vertically integrated model, however, can under certain circumstances result in reduced earnings or losses. See Part I, Item 1A — “Risk Factors”.

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

(ii) Principal Products

Our principal products are raw and processed nuts. These products accounted for approximately 83.1%, 81.9% and 83.2% of our gross sales for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The nut product line includes almonds, pecans, peanuts, black walnuts, English walnuts, cashews, macadamia nuts, pistachios, pine nuts, Brazil nuts, and filberts. Our nut products are sold in numerous package styles and sizes, from stand-up bags, poly-cellophane packages, environmentally friendly packages, composite and clear-plastic cans, plastic tubs and plastic jars for retail sales, to large cases and sacks for bulk sales to commercial ingredient customers. In addition, we offer our nut products in a variety of different styles and seasonings, including non-blanched, blanched, oil roasted, dry roasted, salted, unsalted, honey roasted, flavored, spicy, chocolate and yogurt coated, butter toffee, praline and cinnamon toasted. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract packaging customers. We also sell certain of our products to foreign customers in the retail and commercial ingredient markets. We are in the process of expanding our nut distribution internationally with a number of our branded products. For more information about our revenues in our various distribution channels, see “Part II, Item 8 – Financial Statements and Supplementary Data”.

We acquire a substantial portion of our peanut, pecan and walnut requirements directly from domestic growers. The balance of our raw nut supply is purchased from importers, trading companies and domestic processors.

We manufacture and market peanut butter in several sizes and varieties. We also market and distribute, and in many cases process and manufacture, a wide assortment of other food and snack products. These other products include snack mixes, salad toppings, snacks, nut clusters, trail mixes, dried fruit and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients sold to retailers, wholesalers, and commercial ingredient customers; bulk food products sold to retail and commercial ingredient users; an assortment of sunflower kernels, snack mixes, almond butter, sesame sticks and other sesame snack products sold to retail supermarkets, mass merchandisers and commercial ingredient users and a wide variety of toppings for ice cream and yogurt sold to commercial ingredient users.

(iii) Customers and Channels

We sell our products to approximately 650 customers through the consumer, commercial ingredient, contract packaging and export distribution channels. In fiscal 2014, we made the decision to aggregate our customers by their sell-to data versus ship-to data which resulted in the apparent decrease in customers from prior fiscal years. The consumer channel supplies nut-based products, including consumer-packaged and bulk products, to retailers; including supermarket chains, wholesalers, supercenters, and other retail food outlets, across the United States. We sell products through the consumer channel under our brand name products, including the Fisher, Orchard Valley Harvest and Sunshine Country brands, as well as under our customers’ private brands. The commercial ingredient channel supplies nut-based products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream, and produces nut-based products that are customized to the specifications of chefs, national restaurant chains, food service distributors, fast food chains, institutions and hotel kitchens. We sell products through the commercial ingredient channel under our Fisher brand and our customers’ private brands. Our contract packaging channel produces and packages nut-based snacks for manufacturers under their brand name. Finally, our export distribution channel distributes our complete product portfolio of Fisher branded snack nuts, private brand snack nuts and commercial ingredients to approximately 100 customers worldwide (which accounts for approximately 4.3% of our net sales).

We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 57% of net sales in fiscal 2014 and 56% of net sales in both fiscal 2013 and fiscal 2012. Net sales to Wal-Mart Stores, Inc. accounted for approximately 24%, 22% and 21% of our net sales for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Net sales to Target Corporation accounted for approximately 12% in fiscal 2014 and 15% in both fiscal 2013 and fiscal 2012. Net sales to PepsiCo, Inc. accounted for approximately 10% of our net sales for fiscal 2014 and 11% for fiscal 2013. No other customer accounted for more than 10% of net sales for any period presented.

(iv) Sales and Distribution

We market our products through our own sales department and through a network of approximately 95 independent brokers and various independent distributors and suppliers.

We distribute products from each of our principal facilities. The majority of our products are shipped from our production and warehouse facilities by contract and common carriers.

In the Chicago area, we operate a retail store at our production facility. This store sells bulk foods and other products produced by us and other vendors.

(v) Marketing

Marketing strategies are developed for each distribution channel and focus primarily on branded products. Branded consumer efforts concentrate on building brand awareness, introducing new products, attracting new customers and increasing consumption in the snack nut, recipe nut and produce categories. Private brand and commercial ingredient channel efforts are focused on trade-oriented marketing.

A significant portion of our branded marketing efforts are focused on consumer promotional campaigns that include advertisements (e.g., social media, magazine, newspaper, internet, television and radio) and coupon offers. We also conduct integrated marketing campaigns using multiple media outlets for the promotion of the Fisher brand, including marketing efforts with celebrity chefs and professional sports franchises. Additionally, shipper display units are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume. We work with third-party information agencies, such as Information Resources, Inc., to monitor the effectiveness of our marketing and measure product growth.

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

(vi) Competition

Our nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, Kraft Foods Group, Inc. (Planters brand), ConAgra Foods, Inc., Diamond Foods, Inc. (Emerald and Diamond brands), Treehouse Foods, Inc. and numerous regional snack food processors. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, distribution model and the fact that we focus on nut and nut related products generally enable us to compete in each of these categories, but there can be no guarantee that our products will continue to be competitive with many of our larger competitors. See Part I, Item 1A — “Risk Factors” below.

(vii) Raw Materials and Supplies

We purchase nuts from domestic and foreign sources. In fiscal 2014, all of our walnuts, almonds and peanuts were purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from Vietnam, India, Brazil and Africa. For fiscal 2014, approximately 26% of the dollar value of our total nut purchases was from foreign sources.

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

We are generally vertically integrated with respect to pecans, peanuts and walnuts and, unlike our major consumer distribution channel retail competitors who purchase nuts on the open market, we purchase a substantial portion of our pecans, peanuts and walnuts directly from growers. However, there are risks associated with vertical integration, such as susceptibility to market declines for pecans, peanuts and walnuts. See Part I, Item 1A — “Risk Factors” below.

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

We purchase some of our packaging and labels from a related party. We purchase other inventory items such as roasting oils, seasonings, plastic jars, labels, stand-up bags, composite and clear-plastic cans and other packaging materials from other third parties. Material costs, including tree nuts, peanuts, other commodities and other inventory items represented approximately 85% of our total cost of sales for fiscal 2014.

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

(ix) Employees

As of June 26, 2014, we had approximately 1,300 full-time employees, including approximately 160 corporate staff employees. Due to the seasonality of our business, our labor requirements typically peak during the last quarter of the calendar year.

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

(xii) Operating Hazards and Uninsured Risks

The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of shell fragments, foreign objects, insects, foreign substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. We (i) maintain what we believe to be rigid quality control standards and food safety systems and are SQF 2000 Code Level 2 certified, (ii) generally inspect our nut and other food products by visual examination, metal detectors or electronic monitors at various stages of our shelling and processing operations, (iii) work with the United States Department of Agriculture (“USDA”) in its inspection of peanuts shipped to and from our peanut shelling facilities, (iv) maintain environmental pathogen programs, and (v) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products; however, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we strive to select high-quality nut suppliers and currently maintain product liability and contaminated product insurance at amounts we believe are adequate in light of our operations.

Item 1A — Risk Factors

We face a number of significant risks and uncertainties, and therefore, an investment in our Common Stock is subject to risks and uncertainties. The factors described below could materially and adversely affect our business, results of operations and financial condition. While each risk is described separately, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our business, results of operations and financial condition. Investors should consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, including “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” before deciding to purchase our Common Stock.

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

Significant Private Brand Competitive Activity Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Some customer buying decisions, including some of our largest customers, are based upon a periodic bidding process in which the single, successful bidder is assured the selling of its selected product to the food retailer, supercenter or mass merchandiser until the next bidding process to the exclusion of other bidders. Our sales volume may decrease significantly if our bid is too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our bid is successful but below our desired price points. In addition, margins could be further reduced if prices rise and customers are unwilling or unable to accept price increases. Any of these outcomes may materially and adversely affect our financial condition and results of operations.

Our Inability to Manage Successfully the Price Gap Between our Private Brand Products and Those of our Branded Competitors May Materially and Adversely Affect Our Results of Operations

Although demand for private brand products has increased as a result of past and current economic conditions, our competitors’ branded products have certain advantages over our private brand products primarily due to their advertising strategies and name recognition.

At the retail level, private brand products generally sell at a discount to those of branded competitors. If branded competitors reduce the price of their products, the price of branded products offered to consumers may approximate the prices of our private brand products. Further, promotional activities by branded competitors such as temporary price reductions, buy-one-get-one-free offerings and coupons, have the same general effect as price decreases. Price decreases initiated by branded competitors could result in a decline in the demand for our private brand products, which could negatively impact our sales volumes and overall profitability. Such sales volume and profitability decreases could materially and adversely affect our results of operations.

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

Changing Consumer Preferences and Demand Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Our financial performance depends in part on our ability to anticipate and offer products to our customers that appeal to their preferences. Consumer preferences, whether for name brand products or private brand products, can quickly change based on a number of factors beyond our control. If we fail to anticipate, identify or react quickly to these changes and are unable to introduce new and improved products to meet consumer preferences, demand for our products could suffer. In addition, demand for our products could be affected by consumer concerns regarding the health effects of nutrients or ingredients in any of our products. Reduction in demand as a result of changing consumer preferences could materially and adversely affect our financial condition and results of operations.

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

We Sometimes Enter Into Fixed Price Commitments without First Knowing Our Acquisition Costs, Which Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

A substantial portion of our commercial ingredient sales customers, and certain other customers, require us to enter into fixed price commitments with them. Such commitments represented approximately 15% of our annual net sales in fiscal 2014. The commitments are for a fixed period of time, typically three months to twelve months, but may be extended if remaining balances exist. Sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and the fixed prices are not properly aligned with our acquisition costs, then these fixed price commitments may result in reduced or negative gross profit margins which could have a material adverse effect on our financial condition and results of operations.

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

We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations

We operate in a highly competitive environment. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as Kraft Foods Group, Inc. (Planters brand), ConAgra Foods, Inc., Diamond Foods, Inc. (Emerald and Diamond brands) and Treehouse Foods, Inc. Most of our competitors that sell and market the other top branded snack nut products have committed more resources to such brands when compared to the resources spent by us on our brands. Our retail competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing inshell pecans, peanuts and walnuts directly from growers at fixed prices that later, due to altered market conditions, may prove to be above prevailing market prices. We also compete with other shellers in the commercial ingredient market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively, which may lower revenue per pound and cause a decline in gross profit margin if we are unable to increase unit volumes as well as reduce our costs, which could materially and adversely affect our financial condition and results of operations.

We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations

We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 57% of net sales in fiscal 2014 and 56% of net sales in both fiscal 2013 and fiscal 2012. There can be no assurance that all significant customers will continue to purchase our products in the same quantities, same product mix or on the same terms as in the past, particularly as increasingly powerful retailers may demand lower pricing or other terms which impact our profitability. A loss of one of our largest customers or a material decrease in purchases by one of our largest customers, or a significant business interruption at one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.

We are Subject to Customer Pricing Pressures Which Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the retail grocery trade continues to consolidate and our retail customers grow larger, become more sophisticated and obtain more purchasing power, our retail customers are demanding lower pricing, especially private brand customers, and increased free or discounted promotional programs. Further, these retail customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions especially under current economic conditions and during periods of increased raw material acquisition costs. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages, which include a focus on customer service, innovation, production capacity, category management and quality. Our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products, any of which would materially and adversely affect our gross profit and gross profit margin and could materially and adversely affect our financial condition and results of operations.

Food Safety, Allergy and Product Contamination Concerns Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

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

The Risk Assessment Conducted by the U.S. Food and Drug Administration on the Risks of Tree Nuts May Have a Material Adverse Effect on Our Financial Condition, Results of Operations and Cash Flows

The U.S. Food and Drug Administration (“FDA”) intends on assessing the risks of Salmonella contamination associated with tree nuts. The results and impact of this risk assessment could lead to increased industry-specific regulation and/or additional risk-based preventive controls which may result in increased compliance costs which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are Dependent on Certain Key Personnel and the Loss of Any of Their Services Could Have a Material Adverse Effect on Our Results of Operations

Our future success will be largely dependent on the personal efforts of our senior operating management team, including Jeffrey T. Sanfilippo, Chief Executive Officer, Michael J. Valentine, Chief Financial Officer, Group President and Secretary, James A. Valentine, Chief Information Officer and Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary. We believe that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to our growth and success. Although some of our officers own significant amounts of our Class A Common Stock, these individuals have not entered into any employment or non-compete agreement with us, nor do we have key officer insurance coverage policies in effect. The departure of any of these individuals could have a material adverse effect on our business and prospects and that in turn would have a material adverse effect on our results of operations. Our success is also dependent upon our ability to attract and retain additional qualified personnel, and there can be no assurance that we will be able to do so, especially as economic conditions improve.

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

Operational, Legal, Economic, Political and Social Risks of Doing Business in Emerging Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations

Approximately 26% of the dollar value of our total nut purchases for fiscal 2014 were made from foreign countries. We purchase our cashew inventories from Vietnam, India, Brazil and Africa and some of our pecans from Mexico, which are in many respects emerging markets. We are continually looking to expand our sales internationally and enter new emerging and established markets, including markets within Asia. To this extent, we are exposed to risks inherent in emerging markets, including:

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

The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations

We acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The majority of bulk-stored nut inventories at June 26, 2014 were processed during the first quarter of fiscal 2015, before any new crop inventories were purchased, thus enabling us to adjust the bulk-stored nut inventories at June 26, 2014. There can be no assurance that such inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.

Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company, Which May Make a Takeover or Change in Control More or Less Difficult; and The Sanfilippo Group Has Pledged a Substantial Amount of their Class A Common Stock, Either of Which Could Materially and Adversely Affect Our Financial Condition, Results of Operations and Cash Flows

As of August 27, 2014, Jasper B. Sanfilippo, Sr., Marian Sanfilippo, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 51.5% voting interest in the Company. As of August 27, 2014, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 24.1% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group are entitled to elect six Class A Directors which represents 66% of the entire board. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause a change in control or sale of the Company which may or may not be in the best interests of the other holders of Common Stock, and can take other actions that may be less favorable to our other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

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

General Economic Conditions Could Materially and Adversely Affect Our Financial Condition and Results of Operations

General economic conditions and the effects of a recession, including uncertainty in economic conditions and an economic downturn, and political uncertainties, including political action or inaction having an impact on the economy, could have a material adverse effect on our cash flow from operations, results of operations and financial condition. These conditions may include, among other things, higher unemployment, increased commodity costs, increased raw material costs, increased packaging material prices, decreases or alterations in consumer demand, changes in buying patterns, interest rate and capital market volatility, a weakened U.S. dollar and higher general energy, transportation and fuel costs. Maintaining the prices of our products, initiating price increases (including passing along price increases for commodities used in our products) and increasing the demand for our products, all of which are important to our plans to increase profitability, may be materially and adversely affected by general economic conditions. Among other considerations, nuts and our other products are not essential products and therefore demand and sales volume could decrease. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

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

Technology Disruptions or Failures Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We depend on information technology to maintain and streamline our operations, including, among other things, (i) interfacing with our locations, customers and suppliers, (ii) complying with financial reporting, legal and tax regulatory requirements, (iii) maintaining inventory control and monitoring systems and (iv) providing us with real-time feedback about our business. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, cyber risks and other security issues. We have technology security initiatives and disaster recovery plans in place or in process to mitigate our risk to these vulnerabilities, but these measures may not be adequate. In addition, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, consumers, or suppliers. While we have not experienced any significant disruption or failure of our information technology systems, any such disruption or failure could adversely affect our financial condition and results of operations.

Our Products are Processed at a Limited Number of Production Facilities and any Significant Disruption at any of Our Production Facilities Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

Our products are shelled, manufactured or otherwise processed at our five production facilities. However, certain nut and nut-related products, including the shelling of peanuts, walnuts and pecans and processing and packaging of certain other products, are conducted only at a single location. If any of these production facilities experiences a disruption for any reason, including a work stoppage, power failure, fire, or weather related condition or natural disaster, this could result in a significant reduction or elimination of the availability of some of our products. If we were not able to obtain alternate production, shelling or processing capability in a timely manner or on satisfactory terms, this could have a material adverse effect on our financial condition and results of operations.

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

Unsuccessful Implementation of Our Strategic Plan Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We developed a five-year strategic plan (the “Strategic Plan”) during fiscal 2009 and have updated the Strategic Plan from time to time, most recently in fiscal 2013, to help us achieve long-term profitable growth. As part of this Strategic Plan, we have taken a number of actions including, among other things, the 2010 acquisition of OVH, promotion of our branded and snack nut products, international expansion and other related strategies related to increasing sales of non-branded business at existing key customers. We are taking these actions in order to increase sales in all of our distribution channels. There are no assurances that we will be successful in achieving any portion of our Strategic Plan, or any other efficiency measures.

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

a. Principal Facilities

The following table provides certain information regarding our principal facilities:(1)

Location	Square Footage	Type of Interest	Description of Principal Use	Date Company Constructed, Acquired or First Occupied

Bainbridge, Georgia	245,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987

Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1994

Selma, Texas(2)	300,000	Leased	Pecan shelling, processing, bulk packaging, warehousing and distribution	1992

Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993

Elgin, Illinois(3) (Elgin Office Building)	400,000	Owned	Rental Property	2005

Elgin, Illinois(4) (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

(1)	We recently sold land in Elgin, Illinois, which we originally anticipated using in connection with our facility consolidation project (the “Old Elgin Site”). For a description of the Old Elgin Site, including its sale, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Real Estate Matters”.
(2)	The sale of the Selma properties to related party partnerships was consummated during the first quarter of fiscal 2007. See Note 5 to the Consolidated Financial Statements — “Long-Term Debt”.
(3)	The Elgin Office Building (part of the Elgin Site) was acquired in April 2005. Approximately 26% of the Elgin Office Building is currently being leased to unrelated third parties. The remaining portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will likely be necessary to lease all of the remaining space.
(4)	The Elgin Warehouse Building (part of the Elgin Site) was acquired in April 2005 and was modified to our specifications. The Elgin Warehouse Building is the home of our corporate headquarters, Chicago area processing activities and Chicago area distribution operations.

b. Manufacturing Capability, Utilization, Technology and Engineering

Our principal production facilities are equipped with modern processing and packaging machinery and equipment.

The Elgin Site was designed to our specifications with what we believe to be state-of-the-art equipment. The layout is designed to efficiently move products from raw storage to processing to packaging to distribution. The Elgin Site was designed to minimize the risk of cross contamination between tree nuts and peanuts. Also, the Elgin Site is designed to accommodate an increase in production capacity of 20% to 35%.

The Selma facility contains our automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. During fiscal 2014, we processed approximately 42 million inshell pounds of pecans at the Selma facility.

The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2014, the Bainbridge facility shelled approximately 64 million inshell pounds of peanuts.

The Garysburg facility has the capacity to process approximately 60 million inshell pounds of farmer stock peanuts annually. During fiscal 2014, the Garysburg facility processed approximately 13 million pounds of inshell peanuts.

The Gustine facility is used for walnut shelling, processing, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. During fiscal 2014, the Gustine facility shelled approximately 38 million inshell pounds of walnuts.

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

Item 4 — Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on October 29, 2014. Below are our executive officers as of August 27, 2014:

Jeffrey T. Sanfilippo, Chief Executive Officer, age 51 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999.

Michael J. Valentine, Chief Financial Officer, Group President and Secretary, age 55 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. He has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include peanut, imported nut and other ingredient procurement and contract packaging business.

Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary, age 46 — Mr. Sanfilippo has been employed by us since 1992. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our non-peanut shelling operations, including plant operations and procurement.

James A. Valentine, Chief Information Officer, age 50 — Mr. Valentine has been employed by us since 1986 and in November 2006 was named our Chief Information Officer. He served as our Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000.

Michael G. Cannon, Senior Vice President, Corporate Operations, age 61 — Mr. Cannon joined us in October 2005 as Senior Vice President of Operations. Previously, he was Vice President of Operations at Sugar Foods Corp., a manufacturer and distributor of food products, from 1995 to October 2005. Mr. Cannon is responsible for the production operations for all of our facilities.

Thomas J. Fordonski, Senior Vice President, Human Resources, age 61 — Mr. Fordonski joined us in August, 2007 as Vice President of Human Resources and was promoted to Senior Vice President of Human Resources in January 2010. Previously, he was Director of Human Resources for Continental AG, a German-based global manufacturer of electronic automotive equipment. Prior to that, Mr. Fordonski was at Motorola, Incorporated for 25 years, with his career culminating as the Director of Human Resources for the global supply chain in the messaging and cellular communications business. He is responsible for leading the human resources activities and functions.

Walter (Bobby) Tankersley Jr., Senior Vice President, Procurement and Commodity Risk Management, age 62 — Mr. Tankersley has been employed by us since January 2002 and was named Senior Vice President of Procurement and Commodity Risk Management in January 2011. Previously, Mr. Tankersley was Senior Vice President of Industrial Sales. He has over 30 years of experience in the nut industry where he was previously Vice President of Sales & Marketing at the Young Pecan Company and Director of Industrial Sales at the Mauna Loa Macadamia Nut Company. Mr. Tankersley is responsible for procurement of almonds, walnuts, macadamias and pistachios as well as providing commodity analysis, crop forecasts, and consumption trend analysis for various nut commodities.

Frank S. Pellegrino, Senior Vice President, Finance and Corporate Controller, age 40 — Mr. Pellegrino joined us in January 2007 as Director of Accounting and was appointed Corporate Controller in September 2007. In January 2009, he was named Vice President Finance and Corporate Controller. In August 2012, he was promoted to Senior Vice President, Finance. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor, from June 2003 to January 2007. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP, where he was employed from 1996 to 2003. Mr. Pellegrino is responsible for our accounting and finance functions.

Christopher Gardier, Senior Vice President, Consumer Sales, age 54 — Mr. Gardier joined us in May 2010 as Vice President, Consumer Sales. In August 2012, Mr. Gardier was promoted to Senior Vice President, Consumer Sales. Previously, Mr. Gardier was the Vice President Sales for the Snacks Division at The Hain Celestial Group, where he led a national sales team of eight regional managers selling natural and organic salty snack brands. Prior to that, Mr. Gardier was a Customer Vice President, Central Region at Pepperidge Farm for six years, where he led a team of independent biscuit and bakery distributors covering 13 Midwestern states. Prior to that, Mr. Gardier was a Director of National Accounts at Frito Lay for almost five years, where he led a sales and operations team responsible for the mass merchandising channel. Mr. Gardier is responsible for leading our Consumer Sales efforts, including our Fisher and Orchard Valley Harvest brands.

Howard Brandeisky, Senior Vice President, Global Marketing and Customer Solutions, age 53— Mr. Brandeisky joined us in April 2010 as Vice President, Marketing & Innovation. His role was expanded to include Customer Solutions in March 2011. In October 2013, he was promoted to Senior Vice President, Global Marketing and Customer Solutions. Previously, he was an independent consultant in the food industry for a year. Prior to that, Mr. Brandeisky was at Kraft Foods, Inc. for 24 years, with his career culminating as a Vice President of Marketing. He is responsible for leading the marketing, consumer insights, creative services, and customer solutions activities and functions.

RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS

Mathias A. Valentine, a director of the Company, is (i) the father of Michael J. Valentine, an executive officer and director of the Company, and James A. Valentine, an executive officer of the Company, (ii) the uncle of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, executive officers and directors of the Company, and James J. Sanfilippo, a director of the Company.

Michael J. Valentine, Chief Financial Officer, Group President and Secretary and a director of the Company, is (i) the son of Mathias A. Valentine, (ii) the brother of James A. Valentine, (iii) and the cousin of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo and James J. Sanfilippo.

Jeffrey T. Sanfilippo, Chief Executive Officer and a director of the Company, is (i) the brother of Jasper B. Sanfilippo, Jr. and James J. Sanfilippo, (ii) the nephew of Mathias A. Valentine and (iii) the cousin of Michael J. Valentine and James A. Valentine.

Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and a director of the Company, is (i) the brother of Jeffrey T. Sanfilippo and James J. Sanfilippo, (ii) the nephew of Mathias A. Valentine and (iii) the cousin of Michael J. Valentine and James A. Valentine.

James J. Sanfilippo, a director of the Company, is (i) the brother of Jeffrey T. Sanfilippo and Jasper B. Sanfilippo, Jr., (ii) the nephew of Mathias A. Valentine and (iii) the cousin of Michael J. Valentine and James A. Valentine.

James A. Valentine, Chief Information Officer of the Company, is (i) the son of Mathias A. Valentine, (ii) the brother of Michael J. Valentine and (iii) the cousin of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo and James J. Sanfilippo.

Timothy R. Donovan, a director of the Company, is (i) a nephew by marriage of Mathias A. Valentine, director of the Company and (ii) the first cousin by marriage of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, Michael J. Valentine and James A. Valentine, executive officers and certain of whom are also directors of the Company, and James J. Sanfilippo, a director of the Company.

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

	Price Range of Common Stock
Year Ended June 26, 2014	High	Low
4th Quarter	$27.50	$22.28
3rd Quarter	$25.66	$21.20
2nd Quarter	$26.00	$21.07
1st Quarter	$26.29	$19.55

	Price Range of Common Stock
Year Ended June 27, 2013	High	Low
4th Quarter	$21.11	$18.83
3rd Quarter	$20.71	$17.20
2nd Quarter	$19.28	$12.40
1st Quarter	$19.67	$12.52

The graph below compares our cumulative five-year total stockholder return on our Common Stock with the cumulative total returns of the Russell 2000 Consumer Staples Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock, in each index (with the reinvestment of all dividends) from June 26, 2009 to June 26, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among John B. Sanfilippo & Son, Inc., the Russell 2000 Index,

and the Russell 2000 Consumer Staples Index

*	$100 invested on June 26, 2009 in stock or index, including reinvestment of dividends.

Indexes calculated on month-end basis.

The information contained in the preceding performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

As of August 15, 2014 there were 54 holders and 17 holders of record of our Common Stock and Class A Stock, respectively.

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

On October 29, 2013, our Board of Directors declared a cash dividend. A $1.50 special cash dividend was paid to holders of Common Stock and Class A Stock on December 5, 2013. On December 10, 2012, our Board of Directors declared a cash dividend for the first time since 1995. A $1.00 special cash dividend was paid to holders of Common Stock and Class A Stock on December 28, 2012.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings of Jasper B. Sanfilippo, Sr. (our former chairman of the board) or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Sr. Mathias A. Valentine or such siblings (other than those who are our executive officers or who have formed a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with either Jasper B. Sanfilippo Sr. or Mathias A. Valentine) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2014 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans

The following table sets forth information as of June 26, 2014, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by stockholders – stock options	63,500	$13.98	599,705	(1)
Equity compensation plans approved by stockholders – restricted stock units	201,308	—	114,830	(1)
Equity compensation plans not approved by stockholders	—	—	—

(1)	Under our 2008 Equity Incentive Plan, as amended, a total of 599,705 equity based stock awards are available for distribution, of which 114,830 may be used for grants of Common Stock, restricted stock and restricted stock units.

Item 6 — Selected Financial Data

The following historical consolidated financial data as of and for the years ended June 26, 2014, June 27, 2013, June 28, 2012, June 30, 2011 and June 24, 2010 was derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations.

Consolidated Statement of Comprehensive Income Data: (dollars in thousands, except per share data)

	Year Ended
	June 26, 2014	June 27, 2013	June 28, 2012	June 30, 2011	June 24, 2010
Net sales	$778,622	$734,334	$700,575	$674,212	$561,633
Cost of sales	655,757	614,372	593,521	590,021	466,847

Gross profit	122,865	119,962	107,054	84,191	94,786
Selling and administrative expenses	77,510	78,343	74,081	68,273	65,114
Gain on sale of assets held for sale, net	(1,641)	—	—	—	—
Goodwill impairment loss	—	—	—	5,662	—

Income from operations	46,996	41,619	32,973	10,256	29,672
Interest expense	4,354	4,754	5,364	6,444	5,653
Rental and miscellaneous expense, net	2,810	1,569	1,388	1,026	1,147

Income before income taxes	39,832	35,296	26,221	2,786	22,872
Income tax expense (benefit)	13,545	13,536	9,099	(49)	8,447

Net income	$26,287	$21,760	$17,122	$2,835	$14,425

Basic earnings per common share	$2.38	$2.00	$1.60	$0.27	$1.36
Diluted earnings per common share	$2.36	$1.98	$1.58	$0.26	$1.34
Cash dividends declared per share	$1.50	$1.00	$—	$—	$—

Consolidated Balance Sheet Data: (dollars in thousands)
	June 26, 2014	June 27, 2013	June 28, 2012	June 30, 2011	June 24, 2010
Working capital	$137,143	$114,992	$87,110	$65,337	$49,149
Total assets	394,611	374,744	371,727	351,788	358,281
Long-term debt, less current maturities	35,666	33,665	36,206	42,430	42,680
Total debt	79,557	74,222	94,778	101,224	98,666
Stockholders’ equity	226,827	215,304	201,013	183,707	179,894

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2015 are to the fiscal year ending June 25, 2015.

•	References herein to fiscal 2014, fiscal 2013 and fiscal 2012 are to the fiscal years ended June 26, 2014, June 27, 2013 and June 28, 2012, respectively.

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

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, nut clusters, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. We distribute our products in the consumer, commercial ingredients, contract packaging and export distribution channels.

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

We continue to execute portions of this strategy. In fiscal 2014 we were recognized as a top supplier by one of our largest commercial ingredient food service customers. We also won “quality supplier of the year” from one of our largest contract packaging customers. During the second half of fiscal 2013 we were recognized as the “supplier of the year” by two significant private brand customers, one of which is our largest. In addition, we continue to develop our Fisher brand business in China by improving our distributor network and leveraging Sanfilippo (Shanghai) Trading Co. Ltd. to support our long-term business strategy. Domestic sales volume of our Fisher recipe nut products continued to increase during fiscal 2014 compared to fiscal 2013. This growth was achieved through a combination of increased in store merchandising activity which led to increased sales to existing customers combined with distribution to new recipe nut customers. Finally, during fiscal 2014, and especially during the fourth quarter, we saw meaningful increases in Orchard Valley Harvest sales volume and sales dollars compared to the previous fiscal year.

We face a number of challenges in the future. Specific challenges, among others, include: high tree nut commodity costs (due to the continued high demand for pecans and walnuts in China) and intensified competition for market share from both private brand and name brand nut products. Although we have been focusing on expanding our sales presence in China and growing our Orchard Valley Harvest brand, these areas continue to be a relatively small part of our total revenues. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our Elgin Site. We expect to maintain our recent level of promotional and advertising activity for our Fisher and Orchard Valley Harvest brands, and to develop new products for all product lines. We continue to see domestic sales and volume growth in our Orchard Valley Harvest brand and expect to continue to focus on this portion of our branded business. We believe that our efforts to grow our Fisher brand will be aided by more consistent commodity prices for peanuts, and tree nuts in fiscal 2015. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part I, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

Annual Highlights

•	Our net sales for fiscal 2014 increased by $44.3 million, or 6.0%, to $778.6 million from net sales of $734.3 million for fiscal 2013.

•	Gross profit increased by $2.9 million; however our gross profit margin, as a percentage of net sales, decreased to 15.8% from 16.3% for fiscal 2013.

•	Total operating expenses for fiscal 2014 decreased by $2.5 million to 9.7% of net sales from 10.7% of net sales in fiscal 2013.

•	Diluted earnings per share increased approximately 20% compared to last fiscal year.

•	We sold the Old Elgin Site (as defined below) which generated cash proceeds of $7.8 million and resulted in a pre-tax gain of $1.6 million during the second quarter.

•	Our strong financial position allowed us to pay a special cash dividend of $16.6 million in December 2013, an increase of 50% on a per-share basis over the special cash dividend paid in December 2012.

•	The total value of inventories on hand at the end of fiscal 2014 increased by $24.1 million, or 15.2%, in comparison to the total value of inventories on hand at the end of fiscal 2013.

Acquisition costs for tree nuts have increased in the 2013 crop year (which falls into our 2014 fiscal year), and acquisition costs remain at levels that are significantly higher than historical averages. While we completed our procurement of the current year crop of inshell walnuts during the second quarter of fiscal 2014, the total payments to our walnut growers were not determined until the third quarter of fiscal 2014, which is typical. The final prices paid to the walnut growers were based upon current market prices and other factors, such as crop quality. At June 26, 2014 there are no amounts due to walnut growers.

Results of Operations

The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2014 to fiscal 2013 and from fiscal 2013 to fiscal 2012.

	Percentage of Net Sales			Percentage Increase
	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2014 vs. 2013	Fiscal 2013 vs. 2012
Net sales	100.0%	100.0%	100.0%	6.0%	4.8%
Gross profit	15.8	16.3	15.3	2.4	12.1
Selling expenses	6.2	6.4	6.4	2.4	4.5
Administrative expenses	3.8	4.3	4.2	(6.3)	7.7

Fiscal 2014 Compared to Fiscal 2013

Net Sales

Our net sales increased 6.0% to $778.6 million for fiscal 2014 from $734.3 million for fiscal 2013. Sales volume (measured as pounds sold to customers) increased by 8.4% for fiscal 2014 in comparison to sales volume for fiscal 2013. The increase in net sales was primarily attributable to the aforementioned sales volume increase, specifically, increased distribution in the consumer, commercial ingredients and contract packaging channels. Approximately 55% of the total sales volume increase occurred in the consumer distribution channel.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2014	Fiscal 2013
Peanuts	15.1%	18.2%
Pecans	13.6	15.9
Cashews & Mixed Nuts	18.7	19.4
Walnuts	11.7	12.0
Almonds	22.3	16.5
Other	18.6	18.0

Total	100.0%	100.0%

For both fiscal 2014 and fiscal 2013, the largest component of the “Other” product type was trail and snack mixes which include nut products.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2014	Fiscal 2013
Consumer*	$453,339	$436,228
Commercial Ingredients	193,180	177,774
Contract Packaging	98,125	85,940
Export	33,978	34,392

Total	$778,622	$734,334

*	Sales of branded products, primarily all Fisher brand, were approximately 31% and 30% of total consumer channel sales during fiscal 2014 and 2013, respectively.

Net sales in the consumer distribution channel increased by 3.9% in dollars and 8.6% in sales volume in fiscal 2014 compared to fiscal 2013. The increase in sales volume of fiscal 2014 was slightly offset by a decrease in average selling price. IRi market data from June 2014 indicates that Fisher recipe nuts are the market share leader in the overall recipe nut category, excluding wholesale club sales. Total Fisher brand sales volume increased by 6.7% in fiscal 2014 compared to fiscal 2013 due primarily to higher sales to existing customers and approximately $1.4 million in sales to new recipe nut customers. Fisher recipe nut sales volume increased 22.5% from fiscal 2013, primarily as a result of increased sales to a significant customer. Partially offsetting the Fisher recipe nut sales volume increase, Fisher brand snack nut sales volume declined 15.2% primarily as a result of reduced distribution of inshell peanuts at a major Fisher snack nut customer due to competitive pricing pressure. Distribution was regained with this specific customer at the beginning of the fourth quarter of 2014. As a result of our category management and innovation efforts, sales volume of private brand snack nuts and trail mixes increased by 9.1% in fiscal 2014 compared to fiscal 2013. The above noted increase in sales volume in the consumer distribution channel was offset in part by a volume decline for cashews, primarily due to lost distribution with a major private brand customer in the first half of the current fiscal year that was regained in the latter part of the current fourth quarter.

Net sales in the commercial ingredients distribution channel increased by 8.7% in dollars and 5.8% in sales volume in fiscal 2014 compared fiscal 2013. The sales volume increase was primarily due to increased sales of almonds to a major existing customer.

Net sales in the contract packaging distribution channel increased by 14.2% in dollars and 19.2% in sales volume in fiscal 2014 compared to fiscal 2013. The increase in sales volume was due primarily to increased sales of almonds, trail mixes and chocolate and yogurt coated products due to new product launches executed by key customers in this channel. The increase in sales volume in fiscal 2014 was partially offset by a decrease in average selling price.

Net sales in the export distribution channel decreased 1.2% in dollars and 12.2% in sales volume in fiscal 2014 compared to fiscal 2013. The decrease in sales volume was due primarily to decreased amounts of bulk inshell walnuts available for export. The decrease in volume was partially offset by a higher average selling price.

Gross Profit

Gross profit increased 2.4% to $122.9 million in fiscal 2014 from $120.0 million in fiscal 2013. Our gross profit margin decreased to 15.8% of net sales for fiscal 2014 from 16.3% for fiscal 2013. The increase in gross profit came primarily from increased sales volume. The decline in gross profit margin mainly occurred as a result of competitive pricing pressures that existed in the first two quarters of fiscal 2014, and the delay in implementing selling price increases for almonds, mixed nuts and walnuts until the third quarter of fiscal 2014. The decline in gross profit margin was partially offset by our ongoing continuous improvement efforts which led to meaningful manufacturing efficiency gains in the current fiscal year. The savings from these efforts allowed us to fund increases in direct labor wage rates in the latter part of the fiscal year.

Operating Expenses

Operating expenses for fiscal 2014 decreased to 9.7% of net sales from 10.7% of net sales for fiscal 2013. This decrease is due in part to the $1.6 million pre-tax gain on the sale of the Old Elgin Site that occurred in the second quarter of fiscal 2014, combined with a higher level of net sales.

Selling expenses for fiscal 2014 were $48.3 million, an increase of $1.1 million, or 2.4%, over the amount recorded for fiscal 2013 due primarily to a $1.6 million increase in shipping expense due to increased sales volume. This increase in selling expense was partially offset by a $0.6 million decrease in marketing and advertising expense.

Administrative expenses for fiscal 2014 were $29.3 million, a decrease of $2.0 million, or 6.3%, from the amount recorded for fiscal 2013 due primarily to a decrease in professional expenses of $1.2 million, and a $1.0 million reduction in compensation-related expenses.

Income from Operations

Due to the factors discussed above, our income from our operations was $47.0 million, or 6.0% of net sales, for fiscal 2014, compared to $41.6 million, or 5.7% of net sales, for fiscal 2013.

Interest Expense

Interest expense was $4.4 million for fiscal 2014 compared to $4.8 million for fiscal 2013. The decrease in interest expense was due primarily to lower average borrowings.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $2.8 million for fiscal 2014 compared to $1.6 million for fiscal 2013. This change was primarily due to increased maintenance expense on the exterior of our office building in Elgin, Illinois. This maintenance project is approximately 40% complete and we expect the project to conclude in fiscal 2015.

Income Tax Expense

Income tax expense was $13.5 million, or 34.0% of income before income taxes, for fiscal 2014 compared to $13.5 million, or 38.3% of income before income taxes for fiscal 2013. The decrease in the effective tax rate of fiscal 2014 is mainly due to the tax benefit of losses realized through the Company’s divestiture of its equity investment in ARMA Energy, Inc. (“AEI”), an unconsolidated variable interest entity, and cancellation of a secured promissory note due from AEI, in the third quarter of fiscal 2014.

Net Income

Net income was $26.3 million, or $2.38 basic and $2.36 diluted per common share, for fiscal 2014, compared to $21.8 million, or $2.00 basic and $1.98 diluted per common share, for fiscal 2013, due to the factors discussed above.

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

Product Type	Fiscal 2013	Fiscal 2012
Peanuts	18.2%	17.6%
Pecans	15.9	17.9
Cashews & Mixed Nuts	19.4	20.3
Walnuts	12.0	12.2
Almonds	16.5	14.7
Other	18.0	17.3

Total	100.0%	100.0%

For both fiscal 2013 and fiscal 2012, the largest component of the “Other” product type was trail and snack mixes which include nut products.

The following table shows a comparison of sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2013	Fiscal 2012
Consumer*	$436,228	$418,699
Commercial Ingredients	177,774	176,611
Contract Packaging	85,940	70,388
Export	34,392	34,877

Total	$734,334	$700,575

*	Sales of branded products, primarily all Fisher brand, were approximately 30% and 29% of total consumer channel sales during fiscal 2013 and 2012, respectively.

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

Liquidity and Capital Resources

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, make capital improvements, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 that provides a revolving loan commitment and letter of credit subfacility (as amended, the “Credit Facility”). We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility due to our improved financial performance in the past have allowed us to consummate business acquisitions, devote more funds to promote our products, (especially our Fisher and Orchard Valley Harvest brands), develop new products, pay special cash dividends in December 2012 and December 2013, and explore other growth strategies outlined in our Strategic Plan, which includes expansion into existing markets and international markets such as China.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the last three fiscal years:

	June 26, 2014	June 27, 2013	2014 to 2013 $ Change	2014 to 2013 % Change	June 28, 2012
Operating activities	$11,950	$35,753	$(23,803)	-66.6%	$15,905
Investing activities	(2,056)	(6,379)	4,323	-67.8%	(7,186)
Financing activities	(8,844)	(30,999)	22,155	-71.5%	(7,581)

Total cash flow	$1,050	$(1,625)	$2,675	164.6%	$1,138

Operating Activities. Cash provided by operating activities was $11.9 million in fiscal 2014, a decrease of $23.8 million compared to fiscal 2013. This decline is due primarily to the negative cash flow impact of changes in certain working capital items, primarily accounts receivable and inventory. The accounts receivable decrease was a result of an unfavorable change of $6.6 million from fiscal 2013, due primarily to higher sales in the month of June 2014 compared to June 2013. Our nut commodity purchases were $56.7 million higher during fiscal 2014 than fiscal 2013 due mainly to higher nut acquisition costs among several nut commodities, primarily walnuts, almonds and pecans.

Total inventories were $182.8 million at June 26, 2014, an increase of $24.1 million, or 15.2%, from the inventory balance at June 27, 2013. This increase is due primarily to a $17.8 million increase in raw nut input stocks which was primarily attributable to increased quantities of peanuts, walnuts and almonds coupled with significantly higher acquisition costs for walnuts, almonds and pecans. Pounds of finished goods on hand increased by 8.6% or $4.1 million at June 26, 2014 compared to June 27, 2013 to support increasing sales volume.

The weighted average cost per pound of raw nut input stocks on hand at June 26, 2014 was relatively unchanged compared to June 27, 2013 as the increase in the cost of tree nut input stocks on hand was fully offset by a considerable shift in quantity on hand to lower cost peanuts. Pounds of raw nut input stocks on hand at the end of June 26, 2014 increased by 9.9 million pounds or 21.2% when compared to the quantity of raw nut input stocks on hand at June 27, 2013. The weighted average cost per pound of finished goods on hand at June 26, 2014 increased by 4.5% over the weighted average cost per pound of finished goods on hand at June 27, 2013.

Cash provided by operating activities was $35.8 million in fiscal 2013, an increase of $19.9 million compared to fiscal 2012. This improvement is due primarily to improved operating results and the positive cash flow impact of changes in certain working capital items, primarily accounts receivable and inventory. The accounts receivable improvement was a result of favorable changes of $11.2 million from fiscal 2012. Our nut commodity purchases were $12.8 million lower during fiscal 2013 than fiscal 2012 due mainly to lower nut acquisition costs among several nut commodities, primarily pecans and cashews.

Total inventories were $158.7 million at June 27, 2013, an increase of $12.3 million, or 8.4%, from the inventory balance at June 28, 2012. This increase is due primarily to an $8.3 million increase in finished good inventory to support increasing sales volume, and an increase in other raw materials of $2.5 million. Pounds of finished goods on hand increased by 20.9% at June 27, 2013 to support increasing sales volume.

The weighted average cost per pound of raw nut input stocks on hand at June 27, 2013 decreased by 18.8% compared to the weighted average cost per pound of raw nut input stocks on hand at June 28, 2012. Pounds of raw nut input stocks on hand at the end of June 27, 2013 increased by 8.9 million pounds or 23.6% when compared to the quantity of raw nut input stocks on hand at June 28, 2012. The weighted average cost per pound of finished goods on hand at June 27, 2013 decreased by 12.7% over the weighted average cost per pound of finished goods on hand at June 28, 2012.

Investing Activities. Cash used in investing activities was $2.1 million in fiscal 2014. Capital expenditures accounted for a $9.9 million use of cash in fiscal 2014. Partially offsetting these capital expenditures were $7.9 million of proceeds from the disposition of assets, primarily the sale of the Old Elgin Site.

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

We expect total capital expenditures for equipment purchases and upgrades, facility maintenance and food safety enhancements for fiscal 2015 to be approximately $12 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Financing Activities. Cash used in financing activities was $8.8 million during fiscal 2014. We paid a $16.6 million special dividend in December 2013. We repaid $3.3 million of long-term debt during fiscal 2014, $3.0 million of which was related to the Mortgage Facility (as defined below). Partially offsetting these uses of cash was a net increase in borrowings outstanding under our Credit Facility of $8.7 million during fiscal 2014 which occurred primarily as a result of the above noted increase in inventory.

Cash used in financing activities was $31.0 million during fiscal 2013. We paid a $10.9 million special dividend in December, 2012. We repaid $6.6 million of long-term debt during fiscal 2013, $2.8 million of which was related to the Mortgage Facility and $3.3 million was related to the repayment of the former industrial development bonds associated with our Bainbridge facility. The net decrease in borrowings outstanding under our Credit Facility was $14.0 million during fiscal 2013 which occurred mainly due to improved operating results.

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

On March 28, 2006, our wholly-owned subsidiary JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and also entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). In the third quarter of fiscal 2013, JBSS Properties, LLC transferred all of its properties and agreements to JBSS Real Estate, LLC. Under the terms of the Agreement, the City assigned to us the City’s remaining rights and obligations under a development agreement entered into by and among the Company, certain related party partnerships, and the City (the “Development Agreement”). We incurred $6.8 million of gross costs under the Development Agreement, and had carrying values of $6.2 million which were recorded as “Assets held for sale” at June 27, 2013 on the Consolidated Balance Sheets. The Old Elgin Site was sold in the second quarter of fiscal 2014 and resulted in a $1.6 million pre-tax gain.

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

Credit Facility

The Credit Facility, as amended, is secured by substantially all of our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois; Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”).

On July 15, 2011, we entered into the Second Amendment to the Credit Facility which extended the maturity date of the Credit Facility from February 7, 2013 to July 15, 2016. In addition, the Second Amendment increased the amount by which we may increase the revolving borrowing capacity available under the Credit Facility from $15.0 million to $22.5 million. On October 31, 2011, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment permits an additional 5% of outstanding accounts receivable from a major customer to be included as eligible in the borrowing base calculation, and the Third Amendment also made technical modifications to definitions. On January 22, 2013, we entered into a Consent and Fourth Amendment to the Credit Facility which permitted us to sell certain intellectual property assets and invest in AEI. On December 16, 2013, we entered into a Consent and Fifth Amendment to the Credit Facility which permitted the Company to form and invest in a wholly-owned Chinese subsidiary, Sanfilippo (Shanghai) Trading Co. Ltd., and made technical modifications to definitions.

The portion of the borrowing base calculation under the Credit Facility based upon machinery and equipment decreased by $1.5 million per year for the first five years to coincide with depreciation of the machinery and equipment collateral. As of June 26, 2014, the weighted average interest rate for the Credit Facility was 2.13%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 26, 2014, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 26, 2014, we had $72.5 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. As mentioned above, such interest rate may be reset by the Mortgage Lender on the Tranche A Reset Date. Monthly principal payments in the amount of $0.2 million commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest, as reset on March 1, 2014, at a floating rate of the greater of (i) one month LIBOR plus 3.75% per annum or (ii) 4.50%, payable monthly (the “Floating Rate”). The margin on such Floating Rate may be reset by the Mortgage Lender on each Tranche B Reset Date; provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on or after March 1, 2016. Monthly principal payments in the amount of $0.1 million commenced on June 1, 2008. We do not currently anticipate that any change in the Floating Rate or the underlying index will have a material adverse effect upon our business, financial condition or results of operations for fiscal 2015.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110,000 and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 26, 2014, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $19,000 of Tranche A has been classified as long-term debt as of June 26, 2014 which represents scheduled principal payments that are due beyond twelve months. As of the second quarter of fiscal 2014, amounts outstanding under Tranche B are no longer classified entirely as short-term debt since the Mortgage Lender waived its option to use the proceeds from the sale of the Old Elgin Site, which in part served as collateral for the Mortgage Facility, to reduce the amount outstanding under Tranche B. Therefore, $4,750 of Tranche B has been classified as long-term debt as of June 26, 2014 which represents scheduled principal payments that are due beyond twelve months.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of June 26, 2014, $12.3 million of the debt obligation was outstanding.

Off-Balance Sheet Arrangements

As of June 26, 2014, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Cash Obligations

At June 26, 2014, we had the following contractual cash obligations for long-term debt (including scheduled interest payments), capital leases, operating leases, the Credit Facility, purchase obligations, retirement plans and other long-term liabilities (amounts in this subsection in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$61,108	$6,412	$12,128	$11,205	$31,363
Minimum operating lease commitments	4,246	1,320	2,225	684	17
Revolving credit facility borrowings	40,542	40,542	—	—	—
Purchase obligations(2)	142,121	142,121	—	—	—
Retirement plans(3)	15,782	751	1,487	1,436	12,108

Total contractual cash obligations	$263,799	$191,146	$15,840	$13,325	$43,488

(1)	Interest obligations on floating rate debt instruments are calculated using interest rates in effect at June 26, 2014. See Note 5 of the Notes to Consolidated Financial Statements for further detail on the Company’s long-term debt obligations.
(2)	The purchase obligations represent $142,121 of inventory purchases.
(3)	Represents projected retirement obligations. See Note 12 and Note 13 of the Notes to Consolidated Financial Statements for further details.

Our other long term liabilities in the consolidated balance sheet at June 26, 2014 consist primarily of unrecognized tax benefits, and the related interest and penalties totaling $263. At this time, we are unable to make a reasonably reliable estimate of the timing of cash payments, or if any cash payments will be required at all. Therefore, these amounts are not included in the above contractual obligations table.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. We sell our products under some arrangements, which include customer contracts that fix the sales price for periods, which typically can be up to one year for some commercial ingredient customers, and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and some commercial ingredient users. Reserves for these programs are established based upon the terms of specific arrangements. Revenues are recorded net of rebates and promotion and marketing allowances. Revenues are also recorded net of expected customer deductions which are provided for based upon past experiences. While customers do have the right to return products, past experience has demonstrated that product returns have generally been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances.

Inventories

Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts, dried fruit and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market which approximates actual cost. Inventory costs are reviewed at least quarterly. Fluctuations in the market price of pecans, peanuts, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. When expected market sales prices move below costs, we record adjustments to write down the carrying values of inventories to the lower of cost (first-in, first-out) or market which approximates actual cost. No such adjustments have been required in any of the periods presented. The results of our shelling process can also result in changes to our inventory costs based upon actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based upon our inventory systems and are subject to verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of June 26, 2014 and June 27, 2013, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $263 and $131, respectively. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax expense/(benefit) caption in the Consolidated Statement of Comprehensive Income.

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 26, 2014, we believe that our deferred tax assets are fully realizable, except for $175 of basis differences for which we have provided a valuation allowance.

Recent Accounting Pronouncements

Refer to Note 1-“Significant Accounting Policies” of the Notes to Consolidated Financial Statements, contained in Part II, Item 8 of this Form 10-K, for a discussion of recently issued accounting pronouncements.

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

Approximately 26% of the dollar value of our total nut purchases for fiscal 2014 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country or to other major foreign currencies such as the euro.

We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility; because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had less than a $0.1 million impact on our net income and cash flows from operating activities for fiscal 2014. In addition, the fixed interest rate on our Mortgage Facility resets in the future.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiaries at June 26, 2014 and June 27, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 27, 2014

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 26, 2014 and June 27, 2013

(dollars in thousands, except per share amounts)

	June 26, 2014	June 27, 2013
ASSETS
CURRENT ASSETS:
Cash	$1,884	$834
Accounts receivable, less allowances of $3,210 and $2,628, respectively	55,800	49,509
Inventories	182,830	158,706
Deferred income taxes	3,484	3,723
Prepaid expenses and other current assets	5,376	4,843
Assets held for sale	—	6,175

TOTAL CURRENT ASSETS	249,374	223,790

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285
Buildings	102,796	102,424
Machinery and equipment	170,694	166,549
Furniture and leasehold improvements	4,363	4,363
Vehicles	468	524
Construction in progress	2,901	1,207

	290,507	284,352
Less: Accumulated depreciation	181,684	172,928

	108,823	111,424
Rental investment property, less accumulated depreciation of $7,262 and $6,470, respectively	21,631	22,423

TOTAL PROPERTY, PLANT AND EQUIPMENT	130,454	133,847

OTHER LONG TERM ASSETS:
Cash surrender value of officers’ life insurance and other assets	8,811	8,405
Deferred income taxes	726	827
Intangible assets, net	5,246	7,875

TOTAL ASSETS	$394,611	$374,744

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 26, 2014 and June 27, 2013

(dollars in thousands, except per share amounts)

	June 26, 2014	June 27, 2013
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$40,542	$31,867
Current maturities of long-term debt, including related party debt of $348 and $321, respectively	3,349	8,690
Accounts payable, including related party payables of $232 and $290, respectively	44,907	43,741
Book overdraft	2,414	1,052
Accrued payroll and related benefits	13,099	15,855
Other accrued expenses	7,920	7,593

TOTAL CURRENT LIABILITIES	112,231	108,798

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $11,916 and $12,264, respectively	35,666	33,665
Retirement plan	14,372	12,615
Other	5,515	4,362

TOTAL LONG-TERM LIABILITIES	55,553	50,642

TOTAL LIABILITIES	167,784	159,440

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,569,105 and 8,440,409 shares issued, respectively	85	84
Capital in excess of par value	108,305	106,132
Retained earnings	123,118	113,430
Accumulated other comprehensive loss	(3,503)	(3,164)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	226,827	215,304

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$394,611	$374,744

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 26, 2014, June 27, 2013 and June 28, 2012

(dollars in thousands, except per share amounts)

	Year Ended June 26, 2014	Year Ended June 27, 2013	Year Ended June 28, 2012
Net sales	$778,622	$734,334	$700,575
Cost of sales	655,757	614,372	593,521

Gross profit	122,865	119,962	107,054

Operating expenses:
Selling expenses	48,258	47,112	45,085
Administrative expenses	29,252	31,231	28,996
Gain on sale of assets held for sale, net	(1,641)	—	—

Total operating expenses	75,869	78,343	74,081

Income from operations	46,996	41,619	32,973

Other expense:
Interest expense including $1,136, $1,161 and $1,151 to related parties, respectively	4,354	4,754	5,364
Rental and miscellaneous expense, net	2,810	1,569	1,388

Total other expense, net	7,164	6,323	6,752

Income before income taxes	39,832	35,296	26,221
Income tax expense	13,545	13,536	9,099

Net income	26,287	21,760	17,122
Other comprehensive (loss) income, net of tax:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	534	574	463
Net actuarial (loss) gain arising during the period	(873)	589	(1,548)

Other comprehensive (loss) income, net of tax	(339)	1,163	(1,085)

Comprehensive income	$25,948	$22,923	$16,037

Net income per common share — basic	$2.38	$2.00	$1.60

Net income per common share — diluted	$2.36	$1.98	$1.58

Cash dividends declared per share	$1.50	$1.00	$—

Weighted average shares outstanding — basic	11,033,310	10,863,064	10,726,004

Weighted average shares outstanding — diluted	11,132,347	10,992,997	10,828,512

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 26, 2014, June 27, 2013 and June 28, 2012

(dollars in thousands)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 30, 2011	2,597,426	$26	8,182,580	$82	$102,608	$85,437	$(3,242)	$(1,204)	$183,707
Net income						17,122			17,122
Pension liability amortization, net of income tax expense of $309							463		463
Pension liability adjustment, net of income tax benefit of $1,031							(1,548)		(1,548)
Equity award exercises			100,125	1	500				501
Stock-based compensation expense					768				768

Balance, June 28, 2012	2,597,426	$26	8,282,705	$83	$103,876	$102,559	$(4,327)	$(1,204)	$201,013
Net income						21,760			21,760
Cash dividends ($1.00 per common share)						(10,889)			(10,889)
Pension liability amortization, net of income tax expense of $383							574		574
Pension liability adjustment, net of income tax expense of $390							589		589
Equity award exercises			157,704	1	1,340				1,341
Stock-based compensation expense					916				916

Balance, June 27, 2013	2,597,426	$26	8,440,409	$84	$106,132	$113,430	$(3,164)	$(1,204)	$215,304
Net income						26,287			26,287
Cash dividends ($1.50 per common share)						(16,599)			(16,599)
Pension liability amortization, net of income tax expense of $355							534		534
Pension liability adjustment, net of income tax benefit of $581							(873)		(873)
Equity award exercises			128,696	1	1,057				1,058
Stock-based compensation expense					1,116				1,116

Balance, June 26, 2014	2,597,426	$26	8,569,105	$85	$108,305	$123,118	$(3,503)	$(1,204)	$226,827

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 26, 2014, June 27, 2013 and June 28, 2012

(dollars in thousands)

	Year Ended June 26, 2014	Year Ended June 27, 2013	Year Ended June 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,287	$21,760	$17,122
Depreciation and amortization	16,278	16,717	17,117
(Gain) loss on disposition of properties, net	(1,526)	(575)	16
Deferred income tax expense (benefit)	567	(947)	(809)
Stock-based compensation expense	1,105	905	820
Change in assets and liabilities, net of business acquired:
Accounts receivable, net	(6,231)	358	(10,836)
Inventories	(24,124)	(12,322)	(17,446)
Prepaid expenses and other current assets	1,136	(805)	(19)
Accounts payable	616	10,527	4,784
Accrued expenses	(2,434)	(2,696)	5,442
Income taxes receivable/payable	(1,669)	(754)	(1,003)
Other long-term liabilities	1,153	3,356	(114)
Other, net	792	229	831

Net cash provided by operating activities	11,950	35,753	15,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,928)	(7,207)	(7,531)
Proceeds from disposition of assets	7,879	993	434
Other	(7)	(165)	(89)

Net cash used in investing activities	(2,056)	(6,379)	(7,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	304,910	313,059	310,727
Repayments of revolving credit borrowings	(296,235)	(327,040)	(312,864)
Principal payments on long-term debt	(3,340)	(6,575)	(4,309)
Increase (decrease) in book overdraft	1,362	(895)	308
Dividends paid	(16,599)	(10,889)	—
Credit facility amendment costs	—	—	(241)
Payment of contingent consideration	—	—	(1,702)
Proceeds from the exercise of stock options	616	1,219	452
Tax benefit of equity award exercises	442	122	48

Net cash used in financing activities	(8,844)	(30,999)	(7,581)

NET INCREASE (DECREASE) IN CASH	1,050	(1,625)	1,138
Cash, beginning of period	834	2,459	1,321

Cash, end of period	$1,884	$834	$2,459

Supplemental disclosures of cash flow information:
Interest paid	$4,046	$4,131	$5,011
Income taxes paid, excluding refunds of $292, $14, and $565, respectively	14,366	15,135	11,383

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation and Description of Business

Our consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc., and our wholly-owned subsidiaries, JBSS Real Estate, LLC, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

We are one of the leading processors and distributors of peanuts and tree nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, nut clusters, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. Our products are sold through the major distribution channels to significant buyers of nuts, including food retailers, commercial ingredient users, contract packaging customers and international customers.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for customer deductions, the quantity and valuation of bulk inventories, the evaluation of recoverability of long-lived assets, and the realizability of deferred tax assets. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are stated at the amounts charged to customers, less allowances for doubtful accounts, and reserves for estimated cash discounts and customer deductions. The allowance for doubtful accounts is calculated by specifically identifying customers that are credit risks and estimating the extent that other non-specifically identified customers will become credit risks. Account balances are charged off against the allowance when we conclude that it is probable the receivable will not be recovered. The reserve for estimated cash discounts is based on historical experience. The reserve for customer deductions represents known customer short payments and an estimate of future credit memos that will be issued to customers related to rebates and allowances for marketing and promotions based on agreed upon programs and historical experience.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major improvements that extend the useful life, add capacity, or add functionality are capitalized and charged to expense through depreciation. Repairs and maintenance costs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss is recognized currently in operating income.

Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 26, 2014	Year Ended June 27, 2013	Year Ended June 28, 2012
Depreciation expense	$13,649	$13,648	$14,062

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives
Buildings	10 to 40 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 5 years

No interest costs were capitalized for the last three fiscal years due to the lack of any significant project.

Assets Held For Sale

An asset is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed, (ii) it is available for immediate sale and the sale is expected to be completed within one year and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale may exceed one year due to events or circumstances beyond our control. Recoverability is also assessed and assets held for sale are reported at the lower of carrying value or fair-value less costs to sell. Assets classified as held for sale are no longer depreciated and are reported on a separate line on the balance sheet.

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

Deferred Financing Costs

Deferred financing costs are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified in interest expense in the consolidated statement of comprehensive income, was as follows for the last three fiscal years:

	Year ended June 26, 2014	Year ended June 27, 2013	Year ended June 28, 2012
Amortization of deferred financing costs	$329	$442	$370

Facility Consolidation Project/Real Estate Transactions

In April 2005, we acquired property to be used for the Elgin Site. Two buildings are located on the Elgin Site, one of which is an office building. Approximately 74% of the office building is currently vacant. The other building, a warehouse, was expanded and modified for use as our principal processing facility and headquarters. The allocation of the purchase price to the two buildings was determined through a third party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the warehouse building is included in “Property, plant and equipment”.

The net rental expense from the office building is included in the caption “Rental and miscellaneous expense, net”. Gross rental income and rental (expense), net for the last three fiscal years are as follows:

	Year ended June 26, 2014	Year ended June 27, 2013	Year ended June 28, 2012
Gross rental income	$1,697	$1,671	$1,426
Rental (expense), net	(2,798)	(1,495)	(1,450)

Expected future gross rental income under operating leases within the office building is as follows for the fiscal years ending:

June 25, 2015	$1,745
June 30, 2016	1,756
June 29, 2017	1,599
June 28, 2018	599
June 27, 2019	558
Thereafter	2,428

$8,685

On March 28, 2006, our wholly-owned subsidiary JBSS Properties, LLC acquired title by quitclaim deed to the site that was originally purchased in Elgin, Illinois (the “Old Elgin Site”) for our facility consolidation project and also entered into an Assignment and Assumption Agreement (the “Agreement”) with the City of Elgin (the “City”). In the third quarter of fiscal 2013, JBSS Properties, LLC transferred all of its properties and agreements to JBSS Real Estate, LLC. Under the terms of the Agreement, the City assigned to us their remaining rights and obligations under a development agreement entered into by and among the Company, certain related party partnerships and the City (the “Development Agreement”). We incurred $6,806 of gross costs under the Development Agreement, and had a carrying value of $6,175 at June 27, 2013. These costs were recorded as “Assets held for sale” at June 27, 2013.

On December 26, 2013 (the second quarter of fiscal 2014), we completed the sale of the Old Elgin Site. The sales price was $8,000 and resulted in a pre-tax gain of $1,641.

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

Level 1-	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities.

Level 2-	Observable inputs other than quoted prices in active markets. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3-	Unobservable inputs for which there is little or no market data available.

The carrying values of cash, trade accounts receivable and accounts payable approximate their fair values at June 26, 2014 and June 27, 2013 because of the short-term maturities and nature of these balances.

The carrying value of our Credit Facility (as defined in Note 4 in the Notes to Consolidated Financial Statements “Revolving Credit Facility” below) borrowings approximates fair value at June 26, 2014 and June 27, 2013 because interest rates on this instrument approximate current market rates (Level 2 criteria), the short term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The following table summarizes the carrying value and fair value estimate of our long term debt, including current maturities:

	June 26, 2014	June 27, 2013
Carrying value of long-term debt:	$39,015	$42,355
Fair value of long-term debt:	43,091	46,059

The estimated fair value of long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt, other than the sale of the Old Elgin Site discussed above.

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

Significant Customers and Concentration of Credit Risk

The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. We are subject to concentrations of credit risk, primarily in trade accounts receivable, and we attempt to mitigate this risk through our credit evaluation process, collection terms and through geographical dispersion of sales. Sales to three customers each exceeded 10% of net sales during fiscal 2014 and 2013. There were two customers in fiscal 2012 that each had sales exceeding 10% of net sales. Sales to these customers represented approximately 46%, 48% and 36% of our net sales in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Net accounts receivable from these customers were 55% and 49% of net accounts receivable at June 26, 2014 and June 27, 2013, respectively.

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

The majority of marketing costs and substantially all advertising costs are incurred to promote and support branded products in the consumer distribution channel. These costs are generally expensed as incurred, recorded in selling expenses, and were as follows for the last three fiscal years:

	Year ended June 26, 2014	Year ended June 27, 2013	Year ended June 28, 2012
Marketing and advertising expense	$10,330	$10,928	$8,946

Shipping and Handling Costs

Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. Shipping and handling costs for the last three fiscal years were as follows:

	Year ended June 26, 2014	Year ended June 27, 2013	Year ended June 28, 2012
Shipping and handling costs	$17,895	$15,801	$15,757

Research and Development Expenses

Research and development expense represents the cost of our research and development personnel and their related expenses and is charged to selling expenses as incurred. Research and development expenses for the last three fiscal years were as follows:

	Year ended June 26, 2014	Year ended June 27, 2013	Year ended June 28, 2012
Research and development expense	$882	$1,233	$1,062

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of ASC 718 by calculating compensation cost based on the grant date fair value. We then amortize compensation expense over the vesting period on a straight line basis. We estimate the fair value of each stock option on the date of the grant using the Black-Scholes option pricing model discounted by an estimated forfeiture rate (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The grant date fair value of RSUs is determined based on the market price of our Common Stock on the date of grant.

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

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 26, 2014, we believe that our deferred tax assets are fully realizable, except for $175 of basis differences for which we have provided a valuation allowance.

Earnings per Share

Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock.

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	Year ended June 26, 2014	Year ended June 27, 2013	Year ended June 28, 2012
Weighted average number of shares outstanding — basic	11,033,310	10,863,064	10,726,004
Effect of dilutive securities:
Stock options and restricted stock units	99,037	129,933	102,508

Weighted average number of shares outstanding — diluted	11,132,347	10,992,997	10,828,512

The following table presents a summary of anti-dilutive stock options excluded from the computation of diluted earnings per share:

	Year ended June 26, 2014	Year ended June 27, 2013	Year ended June 28, 2012
Weighted average number of anti-dilutive shares:	15,153	41,375	107,125
Weighted average exercise price:	$25.36	$18.46	$17.63

Comprehensive Income

We account for comprehensive income in accordance with ASC Topic 220, Comprehensive Income. This topic establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The topic requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This topic also requires all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes and information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, we provide a cross-reference to other disclosures that offer additional details about those amounts.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new guidance requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes and information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. We adopted this update in the first quarter of fiscal 2014. The update only affects the presentation of comprehensive income and does not impact what is included in comprehensive income, and therefore the adoption of this update did not have an impact on our financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the threshold for reporting discontinued operations and adds new disclosures. The update defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning in fiscal year 2017. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The Company is currently assessing the impact of this new guidance on our financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The current accounting standard for stock-based compensation as it applies to awards with performance conditions should be applied. This guidance is effective for fiscal years, including interim reporting periods, beginning after December 15, 2015. Early adoption is permitted. This update will be effective for the Company beginning in fiscal year 2017. The Company is currently assessing the impact of this guidance, but does not anticipate it will have a material impact on our financial position, results of operations or cash flows.

NOTE 2 — INVENTORIES

Inventories consist of the following:

	June 26, 2014	June 27, 2013
Raw material and supplies	$89,417	$80,925
Work-in-process and finished goods	93,413	77,781

	$182,830	$158,706

NOTE 3 — INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following:

	June 26, 2014	June 27, 2013
Customer relationships	$10,600	$10,600
Non-compete agreement	5,400	5,400
Brand names	8,090	8,090

Total intangible assets, gross	24,090	24,090

Less accumulated amortization:
Customer relationships	(6,203)	(4,689)
Non-compete agreement	(4,582)	(3,501)
Brand names	(8,059)	(8,025)

Total accumulated amortization	(18,844)	(16,215)

Net intangible assets	$5,246	$7,875

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

Total amortization expense related to intangible assets, which is classified in administrative expense in the consolidated statement of comprehensive income, was as follows for the last three fiscal years:

	Year ended June 26, 2014	Year ended June 27, 2013	Year ended June 28, 2012
Amortization of intangible assets	$2,629	$3,069	$2,973

Expected amortization expense for the next five fiscal years is as follows:

Fiscal year ending
June 25, 2015	$2,167
June 30, 2016	1,710
June 29, 2017	1,369
June 28, 2018	—
June 27, 2019	—

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

The Credit Facility, as amended, matures on July 15, 2016 and is secured by substantially all our assets other than real property and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”).

On December 16, 2013, we entered into a Consent and Fifth Amendment to the Credit Facility (the “Fifth Amendment”) which permitted the Company to form and invest in a wholly-owned Chinese subsidiary and made technical modifications to definitions.

The portion of the borrowing base calculation based upon machinery and equipment decreased by $1,500 per year for the first five years to coincide with depreciation of the machinery and equipment collateral. As of June 26, 2014 and June 27, 2013, the weighted average interest rate for the Credit Facility was 2.13% and 2.23%, respectively. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, capital expenditures, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 26, 2014, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 26, 2014, we had $72,458 of available credit under the Credit Facility which reflects borrowings of $40,542 and reduced availability as a result of $4,500 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 26, 2014	June 27, 2013
Mortgage Facility (“Tranche A”), collateralized by real property, due in monthly principal installments of $200 plus interest at 7.63% per annum through February 2023 with a final principal payment of $600 on March 1, 2023	$21,400	$23,800
Mortgage Facility (“Tranche B”), collateralized by real property, due in monthly principal installments of $50 plus interest at the greater of one month LIBOR plus 3.75% per annum or 4.50% through February 2023 with a final principal payment of $150 on March 1, 2023	5,350	5,950
Selma, Texas facility financing obligation to related parties, due in monthly installments of $121 through September 1, 2031	12,264	12,585
Other	1	20

	39,015	42,355
Less: Current maturities	(3,349)	(8,690)

Total long-term debt	$35,666	$33,665

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

Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. As mentioned above, such interest rate may be reset by the Mortgage Lender on the Tranche A Reset Date. Tranche B under the Mortgage Facility accrues interest, as reset on March 1, 2014, at a floating rate of the greater of one month LIBOR plus 3.75% per annum or 4.50%, payable monthly. The margin on such floating rate may be reset by the Mortgage Lender on each Tranche B Reset Date; provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on or after March 1, 2016. We do not currently anticipate that any change in the floating rate or the underlying index will have a material adverse effect upon our business, financial condition or results of operations.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110,000 and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 26, 2014, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $19,000 of Tranche A has been classified as long-term debt as of June 26, 2014 which represents scheduled principal payments that are due beyond twelve months. As of the second quarter of fiscal 2014, amounts outstanding under Tranche B are no longer classified entirely as short-term debt since the Mortgage Lender waived its option to use the proceeds from the sale of the Old Elgin Site, which in part served as collateral for the Mortgage Facility, to reduce the amount outstanding under Tranche B. Therefore, $4,750 of Tranche B has been classified as long-term debt as of June 26, 2014 which represents scheduled principal payments that are due beyond twelve months.

In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby the $14,300 was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. The balance of the debt obligation outstanding at June 26, 2014 was $12,264.

Aggregate maturities of long-term debt are as follows for the fiscal years ending:

June 25, 2015	$3,349
June 30, 2016	3,376
June 29, 2017	3,407
June 28, 2018	3,441
June 27, 2019	3,477
Thereafter	21,965

$39,015

NOTE 6 — INCOME TAXES

The provision for income taxes for the last three fiscal years is as follows:

	For the Year Ended:
	June 26, 2014	June 27, 2013	June 28, 2012
Current:
Federal	$11,274	$12,405	$8,420
State	1,704	2,078	1,488

Total current	12,978	14,483	9,908
Deferred:
Deferred federal	375	(1,205)	(750)
Deferred state	192	258	(59)

Total deferred	567	(947)	(809)

Total income tax expense	$13,545	$13,536	$9,099

The reconciliations of income taxes at the statutory federal income tax rate to income taxes reported in the Consolidated Statements of Comprehensive Income for the last three fiscal years are as follows:

	June 26, 2014	June 27, 2013	June 28, 2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	4.5	3.5
Research and development tax credit	(0.1)	(0.2)	(0.2)
Domestic manufacturing deduction	(2.7)	(3.4)	(3.2)
Change in valuation allowance	(1.4)	2.0	—
Other	(0.1)	0.4	(0.4)

Effective tax rate	34.0%	38.3%	34.7%

The increase in the effective tax rate of fiscal 2013 is primarily due to the impact of an $815 valuation allowance recorded against deferred tax assets that were created as a result of our equity investment in, and sale of intellectual property rights to an unconsolidated variable interest entity. During fiscal 2014 we divested our investment in, and cancelled a secured promissory note due from this entity. The tax benefit of these losses was $640 and consequently reduced the fiscal 2014 effective tax rate.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Deferred tax assets and liabilities are comprised of the following:

	June 26, 2014	June 27, 2013
Current tax assets:
Accounts receivable	$343	$298
Employee compensation	1,785	2,021
Inventory	424	376
Workers’ compensation	673	597
Other	296	620
Less valuation allowance	(37)	(189)

Net deferred tax asset - current	$3,484	$3,723

Non-current tax assets (liabilities):
Depreciation	$(13,384)	$(11,525)
Amortization	(80)	(278)
Capitalized leases	1,249	1,099
Goodwill and intangible assets	5,081	4,690
Operating loss carryforwards	205	264
Retirement plan	5,749	5,046
Workers’ compensation	1,347	1,194
Capital loss carryforward	175	—
Equity method investment	—	615
Other	522	348
Less valuation allowance	(138)	(626)

Net deferred tax asset – long term	726	827

Net deferred tax assets - total	$4,210	$4,550

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the character necessary during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. The net change in the total valuation allowance was a decrease of $640 in fiscal 2014 and an increase of $815 in fiscal 2013. If or when recognized, the tax benefits relating to any reversal of the valuation allowance will be recognized as a reduction of income tax expense.

We have gross state tax net operating losses of approximately $3,649 that will expire in 2024 if not utilized.

We have an immaterial amount of gross state tax credits.

For the years ending June 26, 2014 and June 27, 2013, unrecognized tax benefits and accrued interest and penalties were $263 and $131. Accrued interest and penalties related to uncertain tax positions are not material for any periods presented. Interest and penalties were not material for any period presented. The total gross amounts of unrecognized tax benefits were $247 and $139 at June 26, 2014 and June 27, 2013, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 26, 2014	June 27, 2013
Beginning balance	$139	$133
Gross increases — tax positions in prior year	248	5
Gross decreases — tax positions in prior year	(107)	(12)
Settlements	—	—
Gross increases — tax positions in current year	7	23
Lapse of statute of limitations	(40)	(10)

Ending balance	$247	$139

Unrecognized tax benefits, that if recognized, would affect the annual effective tax rate on income from continuing operations, are as follows:

	June 26, 2014	June 27, 2013	June 28, 2012
Unrecognized tax benefits that would affect annual effective tax rate	$233	$127	$113

We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

There were certain changes in state tax laws during the period the impact of which was insignificant. We file income tax returns with federal and state tax authorities within the United States of America. Our federal tax returns are open for audit for fiscal 2011 and later. Our Illinois tax returns are currently under audit for fiscal 2011 and 2012. Our Illinois tax return is open for audit for fiscal 2013. Our California tax returns are open for audit for fiscal 2009 and later. No other tax jurisdictions are material to us.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain equipment pursuant to agreements accounted for as operating leases. Rent expense aggregated under these operating leases was as follows for the last three fiscal years:

	Year ended June 26, 2014	Year ended June 27, 2013	Year ended June 28, 2012
Rent expense related to operating leases	$1,572	$1,414	$1,459

Aggregate non-cancelable lease commitments under these operating leases with initial or remaining terms greater than one year are as follows:

Fiscal year ending
June 25, 2015	$1,320
June 30, 2016	1,187
June 29, 2017	1,038
June 28, 2018	543
June 27, 2019	141
Thereafter	17

$4,246

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

NOTE 9 — STOCK-BASED COMPENSATION PLANS

At our annual meeting of stockholders on October 30, 2008, our stockholders approved a new equity incentive plan (the “2008 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards may be made to members of the Board of Directors, employees and other individuals providing services to the Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards under the 2008 Equity Incentive Plan, which may be in the form of options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), Common Stock or dividends and dividend equivalents. As of June 26, 2014, there were 599,705 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. A maximum of 500,000 of the 1,000,000 shares of Common Stock authorized under the 2008 Equity Incentive Plan may be used for grants of Common Stock, restricted stock and restricted stock units. Additionally, awards of options or SARs are limited to 100,000 shares annually to any single individual, and awards of Common Stock, restricted stock or restricted stock units are limited to 50,000 shares annually to any single individual. All restricted stock units granted under the 2008 Equity Incentive Plan have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. Recipients of restricted stock unit awards have the option to defer receipt of vested shares until a specified later date, typically soon after separation from the Company. The exercise price of stock options was determined as set forth in the 2008 Equity Incentive Plan by the Compensation Committee of our Board of Directors, and must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2008 Equity Incentive Plan, options expire upon termination of employment or directorship, as applicable. The options granted under the 2008 Equity Incentive Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they are granted. We issue new shares of Common Stock upon exercise of stock options.

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

We determine the fair value of stock option awards using the Black-Scholes option-pricing model. There were no options granted in fiscal 2014. The following weighted-average assumptions were used to determine the fair value of options granted during fiscal 2013 and fiscal 2012:

	June 27, 2013	June 28, 2012
Risk-free interest rate	0.9%	1.1%
Expected dividend yield	0.0%	0.0%
Expected volatility	42.3%	38.1%
Expected life (years)	6.3	6.3

The expected term of the awards was determined using the “simplified method” as stated in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: ((vesting term + original contract term)/2). Expected stock volatility was determined based on historical volatility for the 6.25 year-period preceding the measurement date. The risk-free rate was based on the yield curve in effect at the time the options were granted, using U.S. treasury constant maturities over the expected life of the option. Expected forfeitures were determined based upon our expectations and past experiences. Expected dividend yield was based on our dividend practices at the time the options were granted.

The following is a summary of stock option activity for the year ended June 26, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 27, 2013	115,250	$13.68
Granted	—	—
Exercised	(49,500)	12.44
Forfeited	(2,250)	32.30

Outstanding at June 26, 2014	63,500	$13.98	2.01	$786

Exercisable at June 26, 2014	61,875	$13.95	1.86	$768

The number of stock options vested, and expected to vest in the future, as of June 26, 2014, is not significantly different from the number of stock options outstanding at June 26, 2014, as stated above. All options granted during fiscal 2013 and fiscal 2012 were at exercise prices equal to the market price of Common Stock at the grant date.

The following table summarizes the weighted-average grant-date fair value of option awards granted, the total intrinsic value of all options exercised and the total cash received from the exercise of options for the last three fiscal years:

	Year ended June 26, 2014	Year ended June 27, 2013	Year ended June 28, 2012
Weighted-average grant date fair value of options granted	$—	$5.77	$3.39
Total intrinsic value of options exercised	$602	$535	$394
Total cash received from exercise of options	$616	$1,219	$452

The following is a summary of non-vested stock options for the year ended June 26, 2014:

Options	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at June 27, 2013	2,625	$6.45
Granted	—	—
Vested	(1,000)	6.56
Forfeited	—	—

Non-vested at June 26, 2014	1,625	$6.40

Exercise prices for options outstanding as of June 26, 2014 ranged from $7.95 to $18.46 and may be segregated into two ranges, as shown below:

	Option Price Per Share Range
	$7.95 - $11.30	$14.73 - $18.46
Number of options	28,000	35,500
Weighted-average exercise price	$8.91	$17.98
Weighted-average remaining life in years	3.0	1.2
Number of options exercisable	27,750	34,125
Weighted-average exercise price for exercisable options	$8.92	$18.05

Restricted stock units granted to employees and outside directors vest over a three-year and one-year period, respectively. The fair value of restricted stock awards is determined based on the market price of our Common Stock on the date of grant.

The following is a summary of restricted stock unit activity for the year ended June 26, 2014:

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at June 27, 2013	215,294	$11.99
Granted	68,710	25.32
Vested	(79,196)	12.74
Forfeited	(3,500)	12.77

Outstanding at June 26, 2014	201,308	$16.23

At June 26, 2014 there were 40,098 restricted stock units outstanding that were vested but deferred. At June 27, 2013 there were 37,500 restricted stock units outstanding that were vested but deferred. The non-vested restricted stock units at June 26, 2014 will vest over a weighted-average period of 1.4 years.

In the first quarter of fiscal 2011 we granted 10,000 SARs to a marketing consultant which vested over a three year period and had a ten year term. In the third quarter of fiscal 2013 the consultant exercised 7,500 of the SARs and the Compensation Committee accelerated the vesting of the remaining awards. During the first quarter of fiscal 2014, the remaining 2,500 shares vested and the resulting liability was settled.

The following table summarizes compensation cost charged to earnings for all equity compensation plans and the total income tax benefit recognized for the last three fiscal years:

	Year ended June 26, 2014	Year ended June 27, 2013	Year ended June 28, 2012
Compensation cost charged to earnings	$1,105	$905	$820
Income tax benefit recognized	512	202	95

At June 26, 2014, there was $1,551 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.4 years.

NOTE 10 — SPECIAL CASH DIVIDENDS

On October 29, 2013, our Board of Directors, after considering the financial position of our Company and other factors, declared a special cash dividend of $1.50 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “2014 Special Dividend”). The 2014 Special Dividend of $16,599 was paid on December 5, 2013 to stockholders of record at the close of business on November 21, 2013. The ex-dividend date was the close of business on November 19, 2013. The Company obtained the appropriate consent from the Bank Lenders in order to declare and pay the 2014 Special Dividend.

On December 10, 2012, our Board of Directors, after considering the financial position of our Company and other factors, declared a special cash dividend of $1.00 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “2013 Special Dividend”). The 2013 Special Dividend of $10,889 was paid December 28, 2012, to stockholders of record at the close of business on December 20, 2012. The ex-dividend date was the close of business on December 18, 2012. We obtained the appropriate consent from the Bank Lenders in order to declare and pay the 2013 Special Dividend.

NOTE 11 — INVESTMENT IN ARMA ENERGY, INC.

Over the past few years we developed, marketed, and secured proprietary and intellectual property rights to the “ARMA brand” in select markets. The ARMA brand products consisted of “energy-infused” snack products, including kettle cooked potato chips, trail mixes, fruit and nut blends, granola mixes and other products. Sales of ARMA brand products were historically immaterial to our financial condition, results of operations and cash flows.

On February 1, 2013 we entered into a Stock Purchase Agreement with ARMA Energy, Inc. (“AEI”) whereby we received approximately 71% of the preferred stock of AEI in exchange for sales, marketing, services, and other expenses already incurred. In addition, on February 1, 2013, we sold all of our intellectual property rights in the ARMA brand to AEI in exchange for a secured promissory note in the principal amount of $500 payable over five years. The fair value of the note received and non-controlling interest retained at the time of sale were not deemed material. At June 27, 2013 our ownership percentage had decreased to approximately 58% due to additional investment from unrelated parties. After recording our proportional share of losses, our investment in this entity was $0 at June 27, 2013.

During the third quarter of fiscal 2014 we divested of our equity investment in AEI and cancelled the secured promissory note receivable. This produced a tax benefit which favorably impacted our fiscal 2014 effective tax rate.

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

	Year ended June 26, 2014	Year ended June 27, 2013	Year ended June 28, 2012
401(k) plan expense	$1,356	$1,171	$922

During the first quarter of fiscal 2009, we recorded a long-term liability of $868 for the withdrawal from the multiemployer plan (“Route pension”) for the step-van drivers that were employed for our store-door delivery system that was discontinued during fiscal 2008. Pursuant to terms of settlement with a labor union, we are making monthly payments of $8 (including interest) through April 2022.

The total Route pension liability was as follows for the last two fiscal years:

	June 26, 2014	June 27, 2013
Route pension liability	$590	$646

Virtually all of our salaried employees participate in our Sanfilippo Value Added Plan (as amended, the “SVA Plan”) which is a cash incentive plan (an economic value added-based program) administered by our Compensation Committee. We accrue expense related to the SVA Plan in the annual period that the economic performance underlying such performance occurs. This method of expense recognition properly matches the expense associated with improved economic performance with the period the improved performance occurs on a systematic and rational basis.

NOTE 13 — RETIREMENT PLAN

On August 2, 2007, the committee then known as the Compensation, Nominating and Corporate Governance Committee (the “Committee”) approved a restated Supplemental Employee Retirement Plan (“SERP”) for certain executive officers and key employees, retroactively effective as of August 25, 2005. The restated SERP retroactively changed the plan adopted on August 25, 2005 to, among other things, clarify certain actuarial provisions and incorporate new Internal Revenue Service requirements. The SERP is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. We use our fiscal year-end as the measurement date for the obligation calculation. Accounting guidance now codified in ASC Topic 715, Compensation – Retirement Benefits requires the recognition of the funded status of the SERP on the Consolidated Balance Sheet. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are recorded as a component of “Accumulated Other Comprehensive Loss” (“AOCL”).

The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 26, 2014	June 27, 2013
Change in projected benefit obligation
Benefit obligation at beginning of year	$13,268	$13,989
Service cost	323	343
Interest cost	634	570
Actuarial loss (gain)	1,454	(979)
Benefits paid	(654)	(655)

Projected benefit obligation at end of year	$15,025	$13,268

Components of the actuarial loss (gain) portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 26, 2014	June 27, 2013	June 28, 2012
Actuarial Loss (Gain)
Change in assumed pay increases	$(85)	$423	$(35)
Change in discount rate	1,084	(1,555)	2,494
Change in bonus assumption	474	—	—
Other	(19)	153	120

Actuarial loss (gain)	$1,454	$(979)	$2,579

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 26, 2014	June 27, 2013	June 28, 2012
Service cost	$323	$343	$243
Interest cost	634	570	600
Recognized gain amortization	(68)	—	(185)
Prior service cost amortization	957	957	957

Net periodic pension cost	$1,846	$1,870	$1,615

Significant assumptions related to our SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants.

We used the following assumptions to calculate the benefit obligations of our SERP as of the following dates:

	June 26, 2014	June 27, 2013
Discount rate	4.37%	4.90%
Rate of compensation increases	4.50%	4.50%
Bonus payment	60% - 85% of base, paid 3 of 5 years	60% - 70% of base, paid 3 of 5 years

We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 26, 2014	June 27, 2013	June 28, 2012
Discount rate	4.90%	4.17%	5.51%
Rate of compensation increases	4.50%	4.50%	4.50%
Bonus payment	60% - 70% of base, paid 3 of 5 years	60% - 70% of base, paid 3 of 5 years	60% - 70% of base, paid 3 of 5 years

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

The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2015	$653
2016	650
2017	642
2018	629
2019	611
2020 — 2024	3,073

The following table presents the components of AOCL that have not yet been recognized in net pension expense:

	June 26, 2014	June 27, 2013
Unrecognized net gain	$735	$2,257
Unrecognized prior service cost	(6,220)	(7,177)
Tax effect	1,982	1,756

Net amount unrecognized	$(3,503)	$(3,164)

We expect to recognize $957 of the prior service cost into net periodic pension expense during the fiscal year ending June 25, 2015.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the fiscal year ended June 26, 2014. These changes are all related to our defined benefit pension plan.

Accumulated other comprehensive loss (a)
Balance - June 27, 2013	$(3,164)
Other comprehensive loss before reclassifications	(1,454)
Amounts reclassified from accumulated other comprehensive loss	889
Tax effect	226

Net current-period other comprehensive loss	(339)

Balance - June 26, 2014	$(3,503)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of accumulated other comprehensive loss for the year ended June 26, 2014 were as follows:

Reclassifications from AOCL to earnings (b)	Year Ended June 26, 2014	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(957)	Administrative expenses
Unrecognized net gain	68	Administrative expenses

Total before tax	(889)
Tax effect	355	Income tax expense

Amortization of defined pension items, net of tax	$(534)

(b)	Amounts in parenthesis indicate debits to expense. See Note 13 above for additional details.

NOTE 15 — TRANSACTIONS WITH RELATED PARTIES

In addition to the related party transactions described in Note 5, we also entered into transactions with the related party described below:

We purchase materials from a company that is effectively owned by three members of our Board of Directors, two of whom are also executive officers, and individuals directly related to them. Purchases from this related party aggregated to the following for the years ending:

	Year ended June 26, 2014	Year ended June 27, 2013	Year ended June 28, 2012
Purchases from related party	$11,077	$10,723	$11,474

Accounts payable to this related entity aggregated to the following for the fiscal years ending:

June 26, 2014	$232
June 27, 2013	290

NOTE 16 — DISTRIBUTION CHANNEL AND PRODUCT TYPE SALES MIX

We operate in a single reportable operating segment through which we sell various nut products through multiple distribution channels. The following summarizes net sales by distribution channel for the fiscal years ended:

Distribution Channel	June 26, 2014	June 27, 2013	June 28, 2012
Consumer *	$453,339	$436,228	$418,699
Commercial Ingredients	193,180	177,774	176,611
Contract Packaging	98,125	85,940	70,388
Export	33,978	34,392	34,877

	$778,622	$734,334	$700,575

*	Sales of branded products, primarily all Fisher brand, were approximately 31%, 30% and 29% of total consumer channel sales during fiscal 2014, 2013 and 2012, respectively

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 26, 2014	June 27, 2013	June 28, 2012
Peanuts	15.1%	18.2%	17.6%
Pecans	13.6	15.9	17.9
Cashews & Mixed Nuts	18.7	19.4	20.3
Walnuts	11.7	12.0	12.2
Almonds	22.3	16.5	14.7
Other	18.6	18.0	17.3

	100.0%	100.0%	100.0%

For all periods presented, the largest component of the “Other” product type is trail and snack mixes which include nut products.

NOTE 17 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table details the activity in various allowance and reserve accounts.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
June 26, 2014
Allowance for doubtful accounts	$194	$31	$(16)	$209
Reserve for cash discounts	550	10,539	(10,439)	650
Reserve for customer deductions	1,884	5,381	(4,914)	2,351
Deferred tax asset valuation allowance	815	—	(640)	175

Total	$3,443	$15,951	$(16,009)	$3,385

June 27, 2013
Allowance for doubtful accounts	$195	$—	$(1)	$194
Reserve for cash discounts	550	9,899	(9,899)	550
Reserve for customer deductions	2,122	4,256	(4,494)	1,884
Deferred tax asset valuation allowance	—	815	—	815

Total	$2,867	$14,970	$(14,394)	$3,443

June 28, 2012
Allowance for doubtful accounts	$224	$45	$(74)	$195
Reserve for cash discounts	470	8,447	(8,367)	550
Reserve for customer deductions	2,179	3,638	(3,695)	2,122

Total	$2,873	$12,130	$(12,136)	$2,867

NOTE 18 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)

The following unaudited quarterly consolidated financial data are presented for fiscal 2014 and fiscal 2013. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Year Ended June 26, 2014:
Net sales	$176,697	$225,114	$174,291	$202,520
Gross profit	29,369	36,948	22,799	33,749
Income from operations	12,328	16,394	6,138	12,136
Net income	6,775	9,224	3,681	6,607
Basic earnings per common share	$0.62	$0.84	$0.33	$0.60
Diluted earnings per common share	$0.61	$0.83	$0.33	$0.59
Cash dividends declared per common share	$—	$1.50	$—	$—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 27, 2013:
Net sales	$177,507	$215,619	$163,815	$177,393
Gross profit	30,573	36,676	22,879	29,834
Income from operations	13,869	14,426	3,324	10,000
Net income	7,534	8,301	342	5,583
Basic earnings per common share	$0.70	$0.77	$0.03	$0.51
Diluted earnings per common share	$0.69	$0.76	$0.03	$0.51
Cash dividends declared per common share	$—	$1.00	$—	$—

(1)	The fourth quarter of fiscal 2014 contained a $0.4 increase in cost of sales due to a change in the estimate of on-hand quantities of bulk-stored inshell pecan and walnut inventories.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 26, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 26, 2014, based on the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 26, 2014.

The effectiveness of our internal control over financial reporting as of June 26, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B — Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2014 that was not previously reported.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Independence of the Audit Committee” of our Proxy Statement for the 2014 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at www.jbssinc.com.

Item 11 — Executive Compensation

The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2014 Annual Meeting are incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2014 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The Sections entitled “Corporate Governance — Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2014 Annual Meeting are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 14 — Principal Accounting Fees and Services

The information under the proposal entitled “Ratify the Audit Committee’s Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the 2015 fiscal year” of our Proxy Statement for the 2014 Annual Meeting is incorporated herein by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income for the Year Ended June 26, 2014, the Year Ended June 27, 2013 and the Year Ended June 28, 2012
Consolidated Balance Sheets as of June 26, 2014 and June 27, 2013
Consolidated Statements of Stockholders’ Equity for the Year Ended June 26, 2014, the Year Ended June 27, 2013 and the Year Ended June 28, 2012
Consolidated Statements of Cash Flows for the Year Ended June 26, 2014, the Year Ended June 27, 2013 and the Year Ended June 28, 2012
Notes to Consolidated Financial Statements

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

JOHN B. SANFILIPPO & SON, INC.

Date: August 27, 2014	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 27, 2014

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer, Group President, Secretary and Director (Principal Financial Officer)	August 27, 2014

/s/ Frank S. Pellegrino Frank S. Pellegrino	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	August 27, 2014

/s/ Mathias A. Valentine Mathias A. Valentine	Director	August 27, 2014

/s/ Jim Edgar Jim Edgar	Director	August 27, 2014

/s/ Timothy R. Donovan Timothy R. Donovan	Director	August 27, 2014

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 27, 2014

/s/ Daniel M. Wright Daniel M. Wright	Director	August 27, 2014

/s/ Ellen C. Taaffe Ellen C. Taaffe	Director	August 27, 2014

/s/ James J. Sanfilippo James J. Sanfilippo	Director	August 27, 2014

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(13)

3.2	Amended and Restated Bylaws of Registrant(12)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.2	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.3	The Registrant’s 1998 Equity Incentive Plan(4)

*10.4	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.5	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.7	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

10.9	Development Agreement, dated as of May 26, 2004, by and between the City of Elgin, an Illinois municipal corporation, the Registrant, Arthur/Busse Limited Partnership, an Illinois limited partnership, and 300 East Touhy Avenue Limited Partnership, an Illinois limited partnership(8)

10.10	Agreement For Sale of Real Property, dated as of June 18, 2004, by and between the State of Illinois, acting by and through its Department of Central Management Services, and the City of Elgin(8)

*10.11	The Registrant’s Restated Supplemental Retirement Plan(10)

*10.12	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

*10.13	Amended and Restated Sanfilippo Value Added Plan, dated August 31, 2011(20)

10.14	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(11)

Exhibit Number	Description

10.15	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(11)

10.16	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(11)

10.17	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.18	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(11)

10.19	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(11)

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(11)

10.21	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(11)

10.22	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(11)

*10.23	The Registrant’s 2008 Equity Incentive Plan, as amended(1)

*10.24	First Amendment to the Registrant’s 2008 Equity Incentive Plan(14)

*10.25	The Registrant’s Employee Restricted Stock Unit Award Agreement(15)

*10.26	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement(15)

*10.27	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement(18)

10.28	Form of Indemnification Agreement(16)

**10.29	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(17)

10.30	Form of Change-of-Control Employment Security Agreement and Non-Compete(18)

10.31	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(19)

10.32	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(21)

10.33	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(23)

10.34	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(24)

11-13	Not applicable

14	The Registrant’s Code of Conduct, as amended(22)

Exhibit Number	Description

15-20	Not applicable

21	Subsidiaries of the Registrant, filed herewith

22	Not applicable

23	Consent of PricewaterhouseCoopers LLP, filed herewith

24-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2004 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2008 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 3, 2014 (Commission File No. 0-19681).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2010 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2011 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 1, 2012 (Commission File No. 0-19681).
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2013 (Commission File No. 0-19681).
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 17, 2013 (Commission File No. 0-19681).