Form 10-Q
period 2014-09-25
SANFILIPPO JOHN B & SON INC
filed 2014-10-29
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2014

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

As of October 17, 2014, 8,468,705 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 25, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Quarter Ended
	September 25, 2014	September 26, 2013
Net sales	$205,037	$176,697
Cost of sales	174,353	147,328

Gross profit	30,684	29,369

Operating expenses:
Selling expenses	11,072	9,899
Administrative expenses	7,599	7,142

Total operating expenses	18,671	17,041

Income from operations	12,013	12,328

Other expense:
Interest expense including $280 and $286 to related parties	990	1,086
Rental and miscellaneous expense, net	1,910	513

Total other expense, net	2,900	1,599

Income before income taxes	9,113	10,729
Income tax expense	3,198	3,954

Net income	$5,915	$6,775
Other comprehensive income:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	239	222
Income tax expense related to pension adjustments	(96)	(89)

Other comprehensive income, net of tax:	143	133

Comprehensive income	$6,058	$6,908

Net income per common share-basic	$0.53	$0.62

Net income per common share-diluted	$0.53	$0.61

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 25, 2014	June 26, 2014	September 26, 2013
ASSETS
CURRENT ASSETS:
Cash	$1,705	$1,884	$1,195
Accounts receivable, less allowances of $3,282, $3,210 and $3,675	62,804	55,800	50,498
Inventories	171,439	182,830	158,066
Deferred income taxes	3,486	3,484	3,670
Prepaid expenses and other current assets	2,500	5,376	2,892
Assets held for sale	—	—	6,175

TOTAL CURRENT ASSETS	241,934	249,374	222,496

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	102,923	102,796	102,424
Machinery and equipment	172,419	170,694	166,164
Furniture and leasehold improvements	4,363	4,363	4,363
Vehicles	468	468	524
Construction in progress	5,838	2,901	3,697

	295,296	290,507	286,457
Less: Accumulated depreciation	184,278	181,684	174,889

	111,018	108,823	111,568
Rental investment property, less accumulated depreciation of $7,460, $7,262 and $6,668	21,433	21,631	22,225

TOTAL PROPERTY, PLANT AND EQUIPMENT	132,451	130,454	133,793

Cash surrender value of officers’ life insurance and other assets	8,713	8,811	8,752
Deferred income taxes	1,136	726	1,002
Intangible assets, net	4,704	5,246	7,218

TOTAL ASSETS	$388,938	$394,611	$373,261

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 25, 2014	June 26, 2014	September 26, 2013
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$19,796	$40,542	$27,842
Current maturities of long-term debt, including related party debt of $355, $348 and $328	3,355	3,349	8,539
Accounts payable, including related party payables of $348, $232 and $178	59,916	44,907	44,502
Book overdraft	802	2,414	1,914
Accrued payroll and related benefits	7,138	13,099	6,035
Other accrued expenses	8,753	7,920	8,679
Income taxes payable	827	—	2,797

TOTAL CURRENT LIABILITIES	100,587	112,231	100,308

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $11,825 $11,916 and $12,180	34,825	35,666	32,980
Retirement plan	14,466	14,372	12,692
Other	5,581	5,515	4,767

TOTAL LONG-TERM LIABILITIES	54,872	55,553	50,439

TOTAL LIABILITIES	155,459	167,784	150,747

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,586,605, 8,569,105 and 8,454,909 shares issued	85	85	84
Capital in excess of par value	108,899	108,305	106,434
Retained earnings	129,033	123,118	120,205
Accumulated other comprehensive loss	(3,360)	(3,503)	(3,031)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	233,479	226,827	222,514

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$388,938	$394,611	$373,261

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarter Ended
	September 25, 2014	September 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,915	$6,775
Depreciation and amortization	3,948	4,001
Loss on disposition of properties, net	5	67
Deferred income tax expense	(412)	(122)
Stock-based compensation expense	271	216
Change in assets and liabilities:
Accounts receivable, net	(6,956)	(989)
Inventories	11,391	640
Prepaid expenses and other current assets	267	1,011
Accounts payable	14,770	466
Accrued expenses	(5,128)	(8,723)
Income taxes payable	3,436	3,737
Other long-term liabilities	66	405
Other, net	284	(82)

Net cash provided by operating activities	27,857	7,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,217)	(3,062)
Other	50	(55)

Net cash used in investing activities	(5,167)	(3,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	71,620	64,731
Repayments of revolving credit borrowings	(92,366)	(68,756)
Principal payments on long-term debt	(835)	(836)
(Decrease) increase in book overdraft	(1,612)	862
Issuance of Common Stock under equity award plans	314	27
Tax benefit of equity award exercises	10	48

Net cash used in financing activities	(22,869)	(3,924)

NET (DECREASE) INCREASE IN CASH	(179)	361
Cash, beginning of period	1,884	834

Cash, end of period	$1,705	$1,195

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Real Estate, LLC, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2015 and fiscal 2014 are to the fiscal year ending June 25, 2015 and the fiscal year ended June 26, 2014, respectively.

•	References herein to the first quarter of fiscal 2015 and fiscal 2014 are to the quarters ended September 25, 2014 and September 26, 2013, respectively.

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

The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 26, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K for the fiscal year ended June 26, 2014.

Note 2 – Inventories

Inventories are stated at the lower of cost (first in, first out) or market which approximates actual cost. Raw materials and supplies include costs of nut and nut related products. Work-in-process and finished goods include labor and manufacturing overhead costs. Inventories consist of the following:

	September 25, 2014	June 26, 2014	September 26, 2013
Raw material and supplies	$53,819	$89,417	$69,873
Work-in-process and finished goods	117,620	93,413	88,193

Total	$171,439	$182,830	$158,066

Note 3 – Intangible Assets

Intangible assets subject to amortization consist of the following:

	September 25, 2014	June 26, 2014	September 26, 2013
Customer relationships	$10,600	$10,600	$10,600
Non-compete agreement	5,400	5,400	5,400
Brand names	8,090	8,090	8,090

Total intangible assets, gross	24,090	24,090	24,090

Less accumulated amortization:
Customer relationships	(6,581)	(6,203)	(5,067)
Non-compete agreement	(4,737)	(4,582)	(3,771)
Brand names	(8,068)	(8,059)	(8,034)

Total accumulated amortization	(19,386)	(18,844)	(16,872)

Net intangible assets	$4,704	$5,246	$7,218

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

Note 4 – Primary Financing Facilities

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility. At September 25, 2014, we had $93,204 of available credit under the Credit Facility which reflects borrowings of $19,796 and reduced availability as a result of $4,500 in outstanding letters of credit. As of September 25, 2014, we were in compliance with all covenants under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if the entire available amount were borrowed. On September 30, 2014 we entered into an amendment to the Credit Agreement with the Bank Lenders. See Note 14-Subsequent Events below for additional details.

Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). As of September 25, 2014, we were in compliance with all covenants under the Mortgage Facility. We have classified $18,400 under Tranche A and $4,600 under Tranche B as long-term debt at September 25, 2014, which represent scheduled principal payments due beyond twelve months.

Note 5 – Income Taxes

At the beginning of fiscal 2015, we had gross state tax net operating losses of approximately $3,649 that will expire in 2024 if not utilized.

As of September 25, 2014, unrecognized tax benefits and accrued interest and penalties were not material. There were no material changes to the amount of unrecognized tax benefits during the first quarter of fiscal 2015. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

We file income tax returns with federal and state tax authorities within the United States of America. Our federal tax returns are open for audit for fiscal 2011 and later. Our Illinois tax returns are currently under audit for fiscal 2011 and 2012. Our Illinois tax return is open for audit for fiscal 2013 and later. Our California tax returns are open for audit for fiscal 2009 and later. No other tax jurisdictions are material to us.

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

	For the Quarter Ended
	September 25, 2014	September 26, 2013
Weighted average number of shares outstanding – basic	11,092,130	10,960,737
Effect of dilutive securities:
Stock options and restricted stock units	109,479	136,237

Weighted average number of shares outstanding – diluted	11,201,609	11,096,974

The following table presents a summary of anti-dilutive awards excluded from the computation of diluted earnings per share:

	For the Quarter Ended
	September 25, 2014	September 26, 2013
Weighted average number of anti-dilutive shares	—	3,750
Weighted average exercise price	$—	$26.04

Note 7 – Stock-Based Compensation Plans

During the quarter ended September 25, 2014 there was no significant stock option or restricted stock unit activity.

Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2015 and fiscal 2014 was $271 and $216, respectively. As of September 25, 2014, there was $1,280 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.1 years.

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

	For the Quarter Ended
	September 25, 2014	September 26, 2013
Service cost	$96	$81
Interest cost	161	159
Amortization of prior service cost	239	239
Amortization of gain	—	(17)

Net periodic benefit cost	$496	$462

Note 9 – Accumulated Other Comprehensive Loss

The tables below set forth the changes to accumulated other comprehensive loss (“AOCL”) for the quarters ended September 25, 2014 and September 26, 2013, respectively. These changes are all related to our defined benefit pension plan.

Accumulated other comprehensive loss (a)
Balance—June 26, 2014	$(3,503)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	239
Tax effect	(96)

Net current-period other comprehensive income	143

Balance—September 25, 2014	$(3,360)

Accumulated other comprehensive loss (a)
Balance—June 27, 2013	$(3,164)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	222
Tax effect	(89)

Net current-period other comprehensive income	133

Balance—September 26, 2013	$(3,031)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassification out of accumulated other comprehensive loss for the quarter ended September 25, 2014 was as follows:

Reclassifications from AOCL to earnings	Amount Reclassified from AOCL (b)	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	Administrative expenses
Tax effect	96	Income tax expense

Amortization of defined pension items, net of tax	$(143)

The reclassifications out of accumulated other comprehensive loss for the quarter ended September 26, 2013 was as follows:

Reclassifications from AOCL to earnings	Amount Reclassified from AOCL (b)	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	Administrative expenses
Unrecognized net gain	17	Administrative expenses

Total before tax	(222)
Tax effect	89	Income tax expense

Amortization of defined pension items, net of tax	$(133)

(b)	Amounts in parenthesis indicate debits to expense. See Note 8-Retirement Plan above for additional details.

Note 10 – Distribution Channel and Product Type Sales Mix

We operate in a single reportable segment through which we sell various nut and nut related products through multiple distribution channels.

The following table summarizes net sales by distribution channel:

	For the Quarter Ended
Distribution Channel	September 25, 2014	September 26, 2013
Consumer (1)	$123,911	$96,510
Commercial Ingredients	47,946	50,020
Contract Packaging	25,695	23,323
Export (2)	7,485	6,844

Total	$205,037	$176,697

(1)	Sales of branded products, primarily all Fisher brand, were approximately 28% and 29% of total consumer sales during the first quarter of fiscal 2015 and fiscal 2014, respectively.
(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 75% and 81% of total sales in the export channel during the first quarter of fiscal 2015 and fiscal 2014, respectively.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 25, 2014	September 26, 2013
Peanuts	14.8%	15.8%
Pecans	11.2	13.1
Cashews & Mixed Nuts	21.4	18.9
Walnuts	11.3	11.2
Almonds	22.7	21.7
Trail & Snack Mixes	12.9	12.6
Other	5.7	6.7

Total	100.0%	100.0%

Note 11 – Commitments and Contingent Liabilities

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

Note 12 – Fair Value of Financial Instruments

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

The following table summarizes the carrying value and fair value estimate of our long term debt, including current maturities:

	September 25, 2014	June 26, 2014	September 26, 2013
Carrying value of long-term debt:	$38,180	$39,015	$41,519
Fair value of long-term debt:	42,051	43,091	45,371

The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 13 – Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements—Going Concern (Topic 205-40).” The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our financial position, results of operations, cash flows or disclosures.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning in fiscal year 2017. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The Company is currently assessing the impact of this new guidance on our financial position, results of operations and cash flows.

Note 14 – Subsequent Events

On October 28, 2014 our Board of Directors, after considering the financial position of our Company, declared a special cash dividend of $1.50 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “Special Dividend”). The Special Dividend will be paid on December 12, 2014, to stockholders of record at the close of business on December 3, 2014. The ex-dividend date is the close of business on December 1, 2014. The total amount of cash expected to be paid to stockholders under the Special Dividend will be approximately $17,000.

On September 30, 2014, we entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”) which extended the maturity date of the Credit Agreement from July 15, 2016 to July 15, 2019, and reduced the interest rates charged for ordinary course and letter of credit borrowings. The revolving loan commitment amount did not change. In addition, the Sixth Amendment allows the Company to, without obtaining Bank Lender consent, (i) make up to two cash dividends and distributions on our stock, or (ii) purchase, acquire, redeem or retire stock in any fiscal year, in any case, in an amount not to exceed $25,000, individually or in the aggregate, as long as the excess availability under the Credit Agreement remains over $30,000 after giving effect to any such dividend, distribution, purchase or redemption. The Sixth Amendment also increased the amount of permitted acquisitions to $100,000 from $50,000 and removed the annual limit on capital expenditures.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2015 and fiscal 2014 are to the fiscal year ending June 25, 2015 and the fiscal year ended June 26, 2014, respectively.

•	References herein to the first quarter of fiscal 2015 and fiscal 2014 are to the quarters ended September 25, 2014 and September 26, 2013, respectively.

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

We face a number of challenges in the future. During the first quarter of fiscal 2015, we were informed by our largest Fisher recipe nut customer that in March 2015 it intends to add a line of private brand recipe nut products to its baking section. We have submitted a bid on this private brand recipe nut business. This development may have a negative impact on our Fisher recipe nut market share.

Other specific challenges that we face include, among others: high tree nut commodity costs (due to the continued high demand for pecans and walnuts in China), increasing peanut costs, and intensified competition for market share from both private brand and name brand nut products. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of promotional and advertising activity of our Fisher and Orchard Valley Harvest brands, and to develop new products for all product lines. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $205.0 million for the first quarter of fiscal 2015 increased 16.0% from our net sales of $176.7 million for the first quarter of fiscal 2014.

Sales volume, measured as pounds sold to customers, increased 4.1 million pounds, or 7.1%, compared to the first quarter of fiscal 2014.

Gross profit increased by $1.3 million; however our gross profit margin, as a percentage of net sales, decreased to 15.0% for the first quarter of fiscal 2015 compared to 16.6% for the first quarter of fiscal 2014.

Total operating expenses for the first quarter of fiscal 2015 increased by $1.6 million, or 9.6%. Operating expenses for the first quarter of fiscal 2015 declined to 9.1% of net sales from 9.6% of net sales for the first quarter of fiscal 2014.

The total value of inventories on hand at the end of the first quarter of fiscal 2015 increased by $13.4 million, or 8.5%, in comparison to the total value of inventories on hand at the end of the first quarter of fiscal 2014.

We have seen acquisition costs for domestic tree nuts and peanuts increase in the 2014 crop year (which falls into our current 2015 fiscal year). While we begin to procure inshell walnuts during the first quarter of fiscal 2015, the total payments due to our walnut growers will not be determined until the second and/or third quarters of fiscal 2015. We will determine the final prices to be paid to the walnut growers based upon current market prices and other factors. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual payments will be determined during the second and/or third quarters of fiscal 2015 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased 16.0% to $205.0 million in the first quarter of fiscal 2015 compared to net sales of $176.7 million for the first quarter of fiscal 2014, and sales volume, which is defined as pounds sold to customers, increased by 7.1%, and sales volume increased for all major product types except pecans. The increase in net sales was attributable to the aforementioned sales volume increase and to an 8.3% increase in the weighted average sales price per pound, driven mainly by selling price increases for most major nut types due to higher commodity acquisition costs.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 25, 2014	September 26, 2013
Peanuts	14.8%	15.8%
Pecans	11.2	13.1
Cashews & Mixed Nuts	21.4	18.9
Walnuts	11.3	11.2
Almonds	22.7	21.7
Trail & Snack Mixes	12.9	12.6
Other	5.7	6.7

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	September 25, 2014	September 26, 2013	Change	Percent Change
Consumer (1)	$123,911	$96,510	$27,401	28.4%
Commercial Ingredients	47,946	50,020	(2,074)	(4.1)
Contract Packaging	25,695	23,323	2,372	10.2
Export (2)	7,485	6,844	641	9.4

Total	$205,037	$176,697	$28,340	16.0%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 28% and 29% of total consumer sales during the first quarter of fiscal 2015 and fiscal 2014, respectively.
(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 75% and 81% of total sales in the export channel during the first quarter of fiscal 2015 and fiscal 2014, respectively.

Net sales in the consumer distribution channel increased by 28.4% in dollars and 18.7% in sales volume in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Private brand consumer sales volume increased 18.5% primarily due to a significant increase in sales of snack nut and trail mix products at two significant customers. Fisher recipe nut sales volume and snack nut sales volume increased 16.9% and 30.0%, respectively, primarily as a result of increased sales to a significant customer in each of these categories.

Net sales in the commercial ingredients distribution channel decreased by 4.1% in dollars and 8.0% in sales volume in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The sales volume decrease is primarily attributable to lower pecan sales, which resulted from a major customer discontinuing a promotional item that contained pecans.

Net sales in the contract packaging distribution channel increased by 10.2% in dollars, yet sales volume decreased 4.7% in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The decrease in sales volume is mostly attributable to a former customer discontinuing a seasonal item.

Net sales in the export distribution channel increased by 9.4% in dollars and 16.7% in sales volume in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 due primarily to increased sales of private brand and Fisher snack nuts.

Gross Profit

Gross profit increased by $1.3 million, or 4.5%, to $30.7 million for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Our gross profit margin, as a percentage of net sales, decreased to 15.0% for the first quarter of fiscal 2015 compared to 16.6% for the first quarter of fiscal 2014. The decrease in gross profit margin was primarily attributable to higher acquisition costs for certain grades of pecans and almonds.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2015 increased by $1.6 million to $18.7 million. Operating expenses for the first quarter of fiscal 2015 decreased to 9.1% of net sales from 9.6% of net sales for the first quarter of fiscal 2014.

Selling expenses for the first quarter of fiscal 2015 were $11.1 million, an increase of $1.2 million, or 11.8%, from the first quarter of fiscal 2014. The increase was driven primarily by increased shipping expense of $0.8 million due to increased sales volume and $0.5 million more compensation related expenses.

Administrative expenses for the first quarter of fiscal 2015 were $7.6 million, an increase of $0.5 million, or 6.4%, from the first quarter of fiscal 2014 due primarily to a $0.7 million increase in compensation related expenses. This increase was partially offset by a $0.4 million decrease in professional expenses.

Income from Operations

Due to the factors discussed above, income from operations decreased to $12.0 million, or 5.9% of net sales, for the first quarter of fiscal 2015 from $12.3 million, or 7.0% of net sales, for the first quarter of fiscal 2014.

Interest Expense

Interest expense was $1.0 million for the first quarter of fiscal 2015 compared to $1.1 million in the first quarter of fiscal 2014. The decrease in interest expense was due primarily to lower short-term and long term-debt.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $1.9 million for the first quarter of fiscal 2015 compared to $0.5 million for fiscal 2014. This change was primarily due to increased maintenance expense on the exterior of the office building located on our Elgin, Illinois campus. This maintenance project is approximately 87% complete and we expect to incur an additional expense of $0.4 million to complete the project in the second quarter of fiscal 2015.

Income Tax Expense

Income tax expense was $3.2 million, or 35.1% of income before income taxes (the “effective tax rate”), for the first quarter of fiscal 2015 compared to $4.0 million, or 36.9% of income before income taxes for the first quarter of fiscal 2014. The decrease in the effective tax rate was due to the impact of favorable discrete income tax items in the first quarter of fiscal 2015.

Net Income

Net income was $5.9 million, or $0.53 per common share (basic and diluted), for the first quarter of fiscal 2015, compared to $6.8 million, or $0.62 per common share (basic) and $0.61 per common share (diluted), for the first quarter of fiscal 2014. The majority of the net income decline was attributable to the Elgin, Illinois office building maintenance project as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended in March 2010, July 2011, October 2011, January 2013, December 2013 and September 2014 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility, due to our improved financial performance in the past, have allowed us to consummate business acquisitions, devote more funds to promote our products, (especially our Fisher and Orchard Valley Harvest brands), develop new products, pay a special cash dividend in December 2013 and December 2012, and explore other growth strategies outlined in our Strategic Plan, which includes expansion into existing markets and international markets such as China.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first quarters of fiscal 2015 and 2014, respectively:

	September 25, 2014	September 26, 2013	$ Change
Operating activities	$27,857	$7,402	$20,455
Investing activities	(5,167)	(3,117)	(2,050)
Financing activities	(22,869)	(3,924)	(18,945)

Total cash flow	$(179)	$361	$(540)

Operating Activities Net cash provided by operating activities was $27.9 million for the first quarter of fiscal 2015 compared to $7.4 million for the first quarter of fiscal 2014. This increase was primarily due to a decreased use of working capital for inventory and timing of accounts payable. Our nut commodity purchases were $10.3 million higher during the first quarter of fiscal 2015 than the same period of fiscal 2014, primarily due to the procurement of larger quantities of cashews and larger quantities of pecans at higher prices. However, at September 25, 2014 most of these additional purchases remained in accounts payable.

Net accounts receivable were $62.8 million at September 25, 2014, an increase of $7.0 million, or 12.6%, from the balance at June 26, 2014, and an increase of $12.3 million, or 24.4%, from the balance at September 26, 2013. The increase in net accounts receivable from June 26, 2014 to September 25, 2014 is due primarily to higher dollar sales in September 2014 compared to June 2014. The increase in net accounts receivable from September 26, 2013 to September 25, 2014 is due primarily to higher dollar sales in September 2014 compared to September 2013.

Total inventories were $171.4 million at September 25, 2014, a decrease of $11.4 million, or 6.2%, from the inventory balance at June 26, 2014, and an increase of $13.4 million, or 8.5%, from the inventory balance at September 26, 2013. The decrease at September 25, 2014 compared to June 26, 2014 was primarily due to decreased on hand quantities of walnuts and pecans. The increase at September 25, 2014 compared to September 26, 2013 is due mainly to increased commodity acquisition costs for all major nut types except cashews.

Raw nut input stocks increased by 1.1 million pounds, or 3.2%, at September 25, 2014 compared to September 26, 2013. The increase was attributable mainly to increased quantities of walnuts and pecans. The weighted average cost per pound of raw nut input stocks on hand at the end of the first quarter of fiscal 2015 increased by 7.7% as compared to the first quarter of fiscal 2014 mainly driven by higher acquisition costs for peanuts, walnuts, pecans and almonds.

Accounts payable were $59.9 million at September 25, 2014, an increase of $15.0 million, or 33.4%, from the balance at June 26, 2014, and an increase of $15.4 million, or 34.6%, from the balance at September 26, 2013. The increase in accounts payable from June 26, 2014 to September 25, 2014 is due primarily to the new walnut crop beginning to be received and increased payables for inshell pecans. The increase in accounts payable at September 25, 2014 compared to September 26, 2013 is due to increased amounts due for almond and pecan purchases.

Investing Activities Cash used in investing activities increased $2.1 million during the first quarter of fiscal 2015 compared to same period last year. We spent $2.2 million more on capital expenditures in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. We expect total capital expenditures for new equipment and facility upgrades, and food safety enhancements for fiscal 2015 to be approximately $12 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $22.9 million during the first quarter of fiscal 2015 compared to $3.9 million for the same period last year. We repaid $20.7 million of short term borrowings outstanding under our Credit Facility during the first quarter of fiscal 2015 compared to only $4.0 million during the first quarter of fiscal 2014. This decrease in short-term borrowings under our Credit Facility occurred primarily as a result of increased grower liabilities in the first quarter of fiscal 2015 compared to the same period of fiscal 2014.

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

We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 74% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the Elgin Site.

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

The Credit Facility, as most recently amended in September 2014, is secured by substantially all our assets other than machinery and equipment, real property, and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”).

Credit Facility

On September 30, 2014 we entered into a Sixth Amendment to Credit Agreement (the “Sixth Amendment”) which extended the maturity date of the Credit Agreement to July 15, 2019 from July 15, 2016, and reduced the interest rates charged for ordinary course and letter of credit borrowings. The revolving loan commitment amount did not change. In addition, the Sixth Amendment allows us to, without obtaining Bank Lender Consent, (i) make up to two cash dividends and distributions on our stock, or (ii) purchase, acquire, redeem or retire stock in any fiscal year, in any case, in an amount not to exceed $25.0 million, individually or in the aggregate, as long as the excess availability under the Credit Agreement remains over $30.0 million after giving effect to any such dividend, distribution, purchase or redemption. The Sixth Amendment also increased the amount of permitted acquisitions to $100.0 million from $50.0 million and removed the annual limit on capital expenditures. At our election, borrowings under the Credit Facility currently accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the borrowing base calculation, ranging from 0.75% to 1.25% or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the borrowing base calculation, ranging from 1.75% to 2.25%. The Sixth Amendment also reduced each upper and lower base rate margin by 25 basis points.

At September 25, 2014, the weighted average interest rate for the Credit Facility was 2.71%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets, limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 25, 2014, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At September 25, 2014, we had $93.2 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 25, 2014, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $18.4 million of Tranche A and $4.6 million of Tranche B have been classified as long-term debt which represent scheduled principal payments that are due at least twelve months beyond September 25, 2014

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 25, 2014, $12.2 million of the debt obligation was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 26, 2014.

Recent Accounting Pronouncements

Refer to Note 13 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, contained in Part I, Item 1 of this form 10-Q, for a discussion of recently issued accounting pronouncements.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical (including statements concerning our expectations regarding market risk) are “forward looking statements.” These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes”, “should” and “expects” and are based on our current expectations or beliefs concerning future events and involve risks and uncertainties. We caution that such statements are qualified by important factors, including the factors referred to in Part II, Item 1A — “Risk Factors”, and other factors, risks and uncertainties that are beyond our control. Consequently, our actual results could differ materially. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, such as a decline in sales to one or more key customers, a decline in sales of private brand products or changing consumer preferences; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (v) the ability to measure and estimate bulk inventory and fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, (vi) our ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vii) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (viii) our ability to retain key personnel; (ix) the effect of the actions and decisions of the group that has the majority of the voting power with regard to our outstanding common equity (which may make a takeover or change in control more difficult), including the effect of any agreements pursuant to which such group has pledged a substantial amount of its securities of the Company; (x) the potential negative impact of government regulations and laws and regulations pertaining to food safety, such as the Food Safety Modernization Act; (xi) our ability to do business in emerging markets while protecting our intellectual property in such markets; (xii) uncertainty in economic conditions, including the potential for economic downturn; (xiii) our ability to obtain additional capital, if needed; (xiv) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control; (xv) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xvi) losses due to significant disruptions at any of our production or processing facilities; (xvii) the inability to implement our Strategic Plan or realize efficiency measures including controlling medical and personnel costs; (xviii) technology disruptions or failures; (xix) the inability to protect our intellectual property or avoid intellectual property disputes; (xx) our ability to manage successfully the price gap between our private brand products and those of our branded competitors; and (xxi) potential increased industry-specific regulation pending the U.S. Food and Drug Administration assessment of the risk of Salmonella contamination associated with tree nuts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I—Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2014.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 25, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 25, 2014, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 25, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 11—Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2014. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 26, 2014 during the first quarter of fiscal 2015.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2014.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 29, 2014.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(12)

3.2	Amended and Restated Bylaws of Registrant(11)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.2	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.3	The Registrant’s 1998 Equity Incentive Plan(4)

*10.4	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.5	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.7	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

*10.9	The Registrant’s Restated Supplemental Retirement Plan(9)

*10.10	Form of Option Grant Agreement under 1998 Equity Incentive Plan(8)

*10.11	Amended and Restated Sanfilippo Value Added Plan, filed herewith

10.12	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(10)

10.13	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(10)

10.14	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(10)

10.15	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(10)

Exhibit Number	Description

10.16	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(10)

10.17	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(10)

10.18	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(10)

10.19	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(10)

10.20	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(10)

*10.21	The Registrant’s 2008 Equity Incentive Plan, as amended(1)

*10.22	First Amendment to the Registrant’s 2008 Equity Incentive Plan(13)

*10.23	The Registrant’s Employee Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (14)

*10.24	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (14)

*10.25	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (17)

10.26	Form of Indemnification Agreement(15)

**10.27	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(16)

10.28	Form of Change-of-Control Employment Security Agreement and Non-Compete(18)

10.29	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(19)

10.30	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(21)

10.31	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(22)

10.32	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(23)

10.33	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender. (24)

10.34	The Registrant’s 2014 Omnibus Incentive Plan(20)

Exhibit Number	Description

*10.35	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan, filed herewith

*10.36	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan, filed herewith

*10.37	The Registrant’s Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan, filed herewith

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2008 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 3, 2014 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2010 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2011 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed with the Commission on October 28, 2014 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2013 (Commission File No. 0-19681).
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 17, 2013 (Commission File No. 0-19681).
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 3, 2014 (Commission File No. 0-19681).