Form 10-Q
period 2014-12-25
SANFILIPPO JOHN B & SON INC
filed 2015-01-28
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2014

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

As of January 21, 2015, 8,529,580 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 25, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 25, 2014	December 26, 2013	December 25, 2014	December 26, 2013
Net sales	$251,373	$225,114	$456,410	$401,811
Cost of sales	214,130	188,166	388,483	335,494

Gross profit	37,243	36,948	67,927	66,317

Operating expenses:
Selling expenses	15,671	15,156	26,743	25,055
Administrative expenses	6,894	7,039	14,493	14,181
Gain on sale of assets held for sale, net	—	(1,641)	—	(1,641)

Total operating expenses	22,565	20,554	41,236	37,595

Income from operations	14,678	16,394	26,691	28,722

Other expense:
Interest expense including $278, $285, $558 and $571 to related parties	877	1,062	1,867	2,148
Rental and miscellaneous expense, net	548	811	2,458	1,324

Total other expense, net	1,425	1,873	4,325	3,472

Income before income taxes	13,253	14,521	22,366	25,250
Income tax expense	4,850	5,297	8,048	9,251

Net income	$8,403	$9,224	$14,318	$15,999
Other comprehensive income:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	240	223	479	445
Income tax expense related to pension adjustments	(96)	(89)	(192)	(178)

Other comprehensive income, net of tax:	144	134	287	267

Comprehensive income	$8,547	$9,358	$14,605	$16,266

Net income per common share-basic	$0.75	$0.84	$1.29	$1.46

Net income per common share-diluted	$0.75	$0.83	$1.28	$1.44

Cash dividends declared per share	$1.50	$1.50	$1.50	$1.50

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 25, 2014	June 26, 2014	December 26, 2013
ASSETS
CURRENT ASSETS:
Cash	$4,359	$1,884	$9,824
Accounts receivable, less allowances of $6,264, $3,210 and $3,887	64,834	55,800	56,891
Inventories	221,938	182,830	187,588
Deferred income taxes	3,442	3,484	3,344
Prepaid expenses and other current assets	6,319	5,376	8,314

TOTAL CURRENT ASSETS	300,892	249,374	265,961

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	103,048	102,796	102,796
Machinery and equipment	173,291	170,694	168,652
Furniture and leasehold improvements	4,363	4,363	4,363
Vehicles	397	468	533
Construction in progress	6,615	2,901	2,469

	296,999	290,507	288,098
Less: Accumulated depreciation	186,201	181,684	176,767

	110,798	108,823	111,331
Rental investment property, less accumulated depreciation of $7,659, $7,262 and $6,866	21,235	21,631	22,027

TOTAL PROPERTY, PLANT AND EQUIPMENT	132,033	130,454	133,358

Cash surrender value of officers’ life insurance and other assets	8,816	8,811	8,860
Deferred income taxes	1,390	726	1,110
Intangible assets, net	4,161	5,246	6,561

TOTAL ASSETS	$447,292	$394,611	$415,850

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 25, 2014	June 26, 2014	December 26, 2013
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$29,470	$40,542	$24,554
Current maturities of long-term debt, including related party debt of $362, $348 and $334	3,362	3,349	3,342
Accounts payable, including related party payables of $141, $232 and $263	112,705	44,907	95,292
Book overdraft	3,809	2,414	3,615
Accrued payroll and related benefits	8,707	13,099	8,061
Other accrued expenses	8,401	7,920	8,072
Income taxes payable	—	—	1,476

TOTAL CURRENT LIABILITIES	166,454	112,231	144,412

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $11,732, $11,916 and $12,094	33,982	35,666	37,344
Retirement plan	14,561	14,372	12,768
Other	5,799	5,515	5,040

TOTAL LONG-TERM LIABILITIES	54,342	55,553	55,152

TOTAL LIABILITIES	220,796	167,784	199,564

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,646,480, 8,569,105 and 8,546,605 shares issued	86	85	85
Capital in excess of par value	110,127	108,305	107,447
Retained earnings	120,677	123,118	112,829
Accumulated other comprehensive loss	(3,216)	(3,503)	(2,897)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	226,496	226,827	216,286

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$447,292	$394,611	$415,850

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 25, 2014	December 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,318	$15,999
Depreciation and amortization	7,948	8,033
Loss (gain) on disposition of properties, net	70	(1,536)
Deferred income tax (benefit) expense	(622)	96
Stock-based compensation expense	879	561
Change in assets and liabilities:
Accounts receivable, net	(9,031)	(7,382)
Inventories	(39,108)	(28,882)
Prepaid expenses and other current assets	(3,552)	(4,411)
Accounts payable	67,617	51,372
Accrued expenses	(3,911)	(7,320)
Income taxes payable	2,609	2,416
Other long-term liabilities	284	678
Other, net	451	12

Net cash provided by operating activities	37,952	29,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,379)	(6,157)
Proceeds from dispositions of assets, net	30	7,833
Other	35	(48)

Net cash (used in) provided by investing activities	(8,314)	1,628

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	162,970	142,002
Repayments of revolving credit borrowings	(174,042)	(149,315)
Principal payments on long-term debt	(1,671)	(1,669)
Increase in book overdraft	1,395	2,563
Dividends paid	(16,759)	(16,599)
Issuance of Common Stock under equity award plans	386	373
Tax benefit of equity award exercises	558	371

Net cash used in financing activities	(27,163)	(22,274)

NET INCREASE IN CASH	2,475	8,990
Cash, beginning of period	1,884	834

Cash, end of period	$4,359	$9,824

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Real Estate, LLC, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2015 and fiscal 2014 are to the fiscal year ending June 25, 2015 and the fiscal year ended June 26, 2014, respectively.

•	References herein to the second quarter of fiscal 2015 and fiscal 2014 are to the quarters ended December 25, 2014 and December 26, 2013, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2015 and fiscal 2014 are to the twenty-six weeks ended December 25, 2014 and December 26, 2013, respectively.

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

The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 26, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K for the fiscal year ended June 26, 2014.

Note 2 – Inventories

Inventories are stated at the lower of cost (first in, first out) or market which approximates actual cost. Raw materials and supplies include costs of nut and nut related products. Work-in-process and finished goods include labor and manufacturing overhead costs. Inventories consist of the following:

	December 25, 2014	June 26, 2014	December 26, 2013
Raw material and supplies	$111,150	$68,196	$105,088
Work-in-process and finished goods	110,788	114,634	82,500

Total	$221,938	$182,830	$187,588

The previously reported balances of raw material and supplies at June 26, 2014, March 27, 2014 and December 26, 2013 incorrectly included $21,221, $12,995 and $11,793, respectively, of certain nut meats that should have been classified as work in process and finished goods. The current presentation reflects this correction and there is no impact on the consolidated financial statements. The impact to prior periods is not material and the Company will similarly correct this disclosure in future filings.

Note 3 – Intangible Assets

Intangible assets subject to amortization consist of the following:

	December 25, 2014	June 26, 2014	December 26, 2013
Customer relationships	$10,600	$10,600	$10,600
Non-compete agreement	5,400	5,400	5,400
Brand names	8,090	8,090	8,090

Total intangible assets, gross	24,090	24,090	24,090

Less accumulated amortization:
Customer relationships	(6,960)	(6,203)	(5,446)
Non-compete agreement	(4,893)	(4,582)	(4,041)
Brand names	(8,076)	(8,059)	(8,042)

Total accumulated amortization	(19,929)	(18,844)	(17,529)

Net intangible assets	$4,161	$5,246	$6,561

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

Note 4 – Primary Financing Facilities

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility. On September 30, 2014, we entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”) which extended the maturity date of the Credit Agreement from July 15, 2016 to July 15, 2019 and reduced the interest rates charged for ordinary course and letter of credit borrowings. The revolving loan commitment amount did not change. In addition, the Sixth Amendment allows the Company to, without obtaining Bank Lender consent, (i) make up to two cash dividends or distributions on our stock each fiscal year, or (ii) purchase, acquire, redeem or retire stock in any fiscal year, in any case, in an amount not to exceed $25,000, individually or in the aggregate, as long as the excess availability under the Credit Agreement remains over $30,000 after giving effect to any such dividend, distribution, purchase or redemption. The Sixth Amendment also increased the amount of permitted acquisitions to $100,000 from $50,000 and removed the annual limit on capital expenditures. At December 25, 2014, we had $83,530 of available credit under the Credit Facility which reflects borrowings of $29,470 and reduced availability as a result of $4,500 in outstanding letters of credit. As of December 25, 2014, we were in compliance with all covenants under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if the entire available amount were borrowed.

Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). As of December 25, 2014, we were in compliance with all covenants under the Mortgage Facility. We have classified $17,800 under Tranche A and $4,450 under Tranche B as long-term debt at December 25, 2014, which represent scheduled principal payments due beyond twelve months.

Note 5 – Income Taxes

On December 19, 2014 the Tax Increase Prevention Act of 2014 was signed into law which extended several expired tax incentives; specifically the Research Tax Credit and bonus depreciation. The impact of this legislation was recorded in the second quarter fiscal 2015 and did not have a material impact on our financial statements.

At the beginning of fiscal 2015, we had gross state tax net operating losses of approximately $3,649 that will expire in 2024 if not utilized.

As of December 25, 2014, unrecognized tax benefits and accrued interest and penalties were approximately $427. During the first half of fiscal 2015, unrecognized tax benefits increased $145 and accrued interest and penalties increased $19. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

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

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 25, 2014	December 26, 2013	December 25, 2014	December 26, 2013
Weighted average number of shares outstanding – basic	11,136,143	11,016,373	11,114,137	10,988,555
Effect of dilutive securities:
Stock options and restricted stock units	81,779	79,898	95,629	108,068

Weighted average number of shares outstanding – diluted	11,217,922	11,096,271	11,209,766	11,096,623

The following table presents a summary of anti-dilutive awards excluded from the computation of diluted earnings per share:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 25, 2014	December 26, 2013	December 25, 2014	December 26, 2013
Weighted average number of anti-dilutive shares:	—	56,860	—	30,305
Weighted average exercise price:	$—	$25.32	$—	$25.36

Note 7 – Stock-Based Compensation Plans

At our annual meeting of stockholders on October 29, 2014, our stockholders approved a new equity incentive plan (the “2014 Omnibus Plan”) under which awards of options and stock-based awards may be made to employees, officers or non-employee directors of our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (SARs”), performance shares, performance units, Common Stock or dividends and dividend equivalents.

The total number of shares of Common Stock with respect to which options or SARs may be granted in any calendar year to any participant may not exceed 500,000 shares (this limit applies separately with respect to each type of award). Additionally, for awards of restricted stock, RSUs, performance shares or other stock-based awards that are intended to qualify as performance-based compensation: (i) the total number of shares of Common Stock that may be granted in any calendar year to any participant may not exceed 250,000 shares (this limit applies separately to each type of award) and (ii) the maximum amount that may be paid to any participant for awards that are payable in cash or property other than Common Stock in any calendar year is $5,000.

During the second quarter of fiscal 2015, 83,505 RSUs were awarded to employees and non-employee members of the Board of Directors. The vesting period is three years for awards to employees and one year for awards to non-employee directors. We are recognizing expenses over the applicable vesting period based on the market value of our Common Stock at the grant date.

The following is a summary of stock option activity for the first half of fiscal 2015:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 26, 2014	63,500	$13.98
Activity:
Granted	—	—
Exercised	(21,500)	17.90
Forfeited	—	—

Outstanding at December 25, 2014	42,000	$11.98	2.2	$1,509

Exercisable at December 25, 2014	41,000	$11.91	2.1	$1,476

For the twenty-six weeks ended December 25, 2014 the total intrinsic value of options exercised was $314 and the total cash received was $385. The change in non-vested stock option activity was insignificant during the first half of fiscal 2015.

The following is a summary of restricted stock unit activity for the first half of fiscal 2015:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 26, 2014	201,308	$16.23
Activity:
Granted	83,505	33.95
Vested	(55,875)	11.00
Forfeited	—	—

Outstanding at December 25, 2014	228,938	$23.97

At December 25, 2014 there are 51,439 RSUs outstanding that are vested but deferred. The non-vested RSUs will vest over a weighted average period of 1.7 years.

The following table summarizes compensation cost charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 25, 2014	December 26, 2013	December 25, 2014	December 26, 2013
Stock-based compensation cost	$608	$345	$879	$561

As of December 25, 2014, there was $3,400 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans, including the 2014 Omnibus Plan. We expect to recognize that cost over a weighted average period of 1.7 years.

Note 8 – Special Cash Dividend

On October 28, 2014 our Board of Directors, after considering the financial position of our Company, declared a special cash dividend of $1.50 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “Special Dividend”). The Special Dividend was paid on December 12, 2014, to stockholders of record at the close of business on December 3, 2014. The total amount of cash paid to stockholders under the Special Dividend was $16,759.

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

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 25, 2014	December 26, 2013	December 25, 2014	December 26, 2013
Service cost	$97	$80	$193	$161
Interest cost	160	158	321	317
Amortization of prior service cost	240	240	479	479
Amortization of gain	—	(17)	—	(34)

Net periodic benefit cost	$497	$461	$993	$923

Note 10 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the twenty-six weeks ended December 25, 2014 and December 26, 2013. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Twenty-six Weeks Ended
	December 25, 2014	December 26, 2013
Balance at beginning of period	$(3,503)	$(3,164)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	479	445
Tax effect	(192)	(178)

Net current-period other comprehensive income	287	267

Balance at end of period	$(3,216)	$(2,897)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of accumulated other comprehensive loss for the quarter and twenty-six weeks ended December 25, 2014 and December 26, 2013 were as follows:

	For the Quarter Ended		For the Twenty-six Weeks Ended		Affected line item in the Consolidated Statements of
Reclassifications from AOCL to earnings (b)	December 25, 2014	December 26, 2013	December 25, 2014	December 26, 2013	Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(240)	$(240)	$(479)	$(479)	Administrative expenses
Unrecognized net gain	—	17	—	34	Administrative expenses

Total before tax	(240)	(223)	(479)	(445)
Tax effect	96	89	192	178	Income tax expense

Amortization of defined pension items, net of tax	$(144)	$(134)	$(287)	$(267)

(b)	Amounts in parenthesis indicate debits to expense. See Note 9-Retirement Plan above for additional details.

Note 11 – Sale of Real Property

In December 2013, we completed the sale of land and a building that was originally purchased for our facility consolidation project (the “Old Elgin Site”). The sales price was $8,000 and resulted in a gain of $1,037, net of $604 income tax expense, for the quarter and twenty-six weeks ended December 26, 2013.

Note 12 – Distribution Channel and Product Type Sales Mix

We operate in a single reportable segment through which we sell various nut and nut related products through multiple distribution channels.

The following table summarizes net sales by distribution channel:

	For the Quarter Ended		For the Twenty-six Weeks Ended
Distribution Channel	December 25, 2014	December 26, 2013	December 25, 2014	December 26, 2013
Consumer (1)	$162,044	$142,362	$285,955	$238,872
Commercial Ingredients	51,101	45,668	99,047	95,688
Contract Packaging	29,656	26,633	55,351	49,956
Export (2)	8,572	10,451	16,057	17,295

Total	$251,373	$225,114	$456,410	$401,811

(1)	Sales of branded products, primarily all Fisher brand, were approximately 42% and 41% of total consumer sales during the second quarter of fiscal 2015 and fiscal 2014, respectively. Sales of branded products, primarily all Fisher brand, were approximately 36% of total consumer sales during the first twenty-six weeks of fiscal 2015 and fiscal 2014.
(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 72% and 43% of total sales in the export channel during the second quarter of fiscal 2015 and fiscal 2014, respectively. Consumer branded and private brand products accounted for approximately 73% and 58% of total sales in the export channel during the first twenty six weeks of fiscal 2015 and 2014, respectively.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 25, 2014	December 26, 2013	December 25, 2014	December 26, 2013
Peanuts	12.2%	13.0%	13.4%	14.2%
Pecans	18.9	19.4	15.5	16.7
Cashews & Mixed Nuts	21.4	18.0	21.4	18.4
Walnuts	12.2	13.6	11.8	12.5
Almonds	20.6	19.8	21.5	20.6
Trail & Snack Mixes	9.5	9.7	11.0	11.0
Other	5.2	6.5	5.4	6.6

Total	100.0%	100.0%	100.0%	100.0%

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

The following table summarizes the carrying value and fair value estimate of our long term debt, including current maturities:

	December 25, 2014	June 26, 2014	December 26, 2013
Carrying value of long-term debt:	$37,344	$39,015	$40,686
Fair value of long-term debt:	41,251	43,091	44,199

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

Note 15 – Recent Accounting Pronouncements

In January 2015, the FASB issued ASU No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This update eliminates the concept of extraordinary items from GAAP. Currently, if an event or transaction is both unusual in nature and infrequent in occurrence an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after continuing operations. Applicable income taxes and earnings-per-share data is also required to be disclosed. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This update will be effective for the Company beginning in fiscal year 2017. This update can be adopted either retrospectively to each prior reporting period presented, or prospectively. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on our financial position, results of operations, cash flows or disclosures.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers” and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning in fiscal year 2017. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The Company is currently assessing the impact of this new guidance on our financial position, results of operations and cash flows.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2015 and fiscal 2014 are to the fiscal year ending June 25, 2015 and the fiscal year ended June 26, 2014, respectively.

•	References herein to the second quarter of fiscal 2015 and fiscal 2014 are to the quarters ended December 25, 2014 and December 26, 2013, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2015 and fiscal 2014 are to the twenty-six weeks ended December 25, 2014 and December 26, 2013, respectively.

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

We face a number of challenges in the future which include, among others: high tree nut commodity costs (due to the continued high demand for pecans and walnuts in China) and intensified competition for market share from both private brand and name brand nut products. During the second quarter of fiscal 2015 our largest Fisher recipe nut customer informed us that they decided to not pursue the idea of developing a line of private brand recipe nut products for their baking section at this time. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of advertising activity of our Fisher and Orchard Valley Harvest brands, and to develop new products for all product lines. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $251.4 million for the second quarter of fiscal 2015 increased 11.7% from our net sales of $225.1 million for the second quarter of fiscal 2014. Net sales for the first twenty-six weeks of fiscal 2015 increased by $54.6 million, or 13.6%, to $456.4 million from net sales of $401.8 million for the first twenty-six weeks of fiscal 2014.

Sales volume, measured as pounds sold to customers, increased 3.4 million pounds, or 5.1%, compared to the second quarter of fiscal 2014. Sales volume increased 7.4 million pounds, or 6.0%, compared to the first twenty-six weeks of fiscal 2014. We also saw considerable growth in sales volume for Orchard Valley Harvest produce products with a 48.5% increase in pounds sold in the quarterly comparison.

Gross profit increased by $0.3 million in the quarter; however our gross profit margin, as a percentage of net sales, decreased to 14.8% for the second quarter of fiscal 2015 compared to 16.4% for the second quarter of fiscal 2014. Gross profit increased by $1.6 million year to date; however our gross profit margin, as a percentage of net sales, decreased to 14.9% from 16.5% for the first twenty-six weeks of fiscal 2015 compared to the first twenty-six weeks of fiscal 2014.

Total operating expenses for the second quarter of fiscal 2015 increased by $2.0 million, or 9.8%, compared to the second quarter of fiscal 2014. However as a percentage of net sales, total operating expenses in the second quarter of fiscal 2015 fell to 9.0% compared to 9.1% for the second quarter of fiscal 2014. For the first half of fiscal 2015, total operating expenses increased by $3.6 million to 9.0% of net sales compared to 9.4% of net sales for the first half of fiscal 2014. Operating expenses during the second quarter and twenty-six weeks ended December 26, 2013 were favorably impacted by a $1.6 million pretax gain from the sale of the Old Elgin Site.

The total value of inventories on hand at the end of the second quarter of fiscal 2015 increased by $34.4 million, or 18.3%, in comparison to the total value of inventories on hand at the end of the second quarter of fiscal 2014.

We have seen acquisition costs for most domestic tree nuts increase in the 2014 crop year (which falls into our current 2015 fiscal year). We have completed procurement of inshell walnuts during the first half of fiscal 2015. During the third quarter, we will determine the final prices to be paid to the walnut growers based upon current market prices and other factors. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual final liability will be determined during the third quarter of fiscal 2015 and will be recognized in our financial results at that time.

Our Board of Directors, after considering the financial position of our Company and other factors, declared a special cash dividend on October 28, 2014. The special cash dividend of $1.50 per share on all issued and outstanding shares of Common Stock and Class A Common stock of the Company was paid on December 12, 2014. We paid approximately $16.8 million to our stockholders.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased 11.7% to $251.4 million in the second quarter of fiscal 2015 compared to net sales of $225.1 million for the second quarter of fiscal 2014. Sales volume, which is defined as pounds sold to customers, increased by 5.1%, and sales volume increased for all major product types except walnuts and pecans in the quarterly comparison. The increase in net sales was attributable to the aforementioned sales volume increase and to a 6.2% increase in the weighted average sales price per pound, driven mainly by selling price increases for most major nut types due to higher commodity acquisition costs.

Our net sales were $456.4 million, an increase of $54.6 million, or 13.6%, for the first twenty-six weeks of fiscal 2015 compared to the same period of fiscal 2014. The increase in net sales was primarily attributable to a 7.1% increase in the weighted average sales price per pound and a 6.0% increase in sales volume, both due to the reasons discussed in the quarterly comparison above.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 25, 2014	December 26, 2013	December 25, 2014	December 26, 2013
Peanuts	12.2%	13.0%	13.4%	14.2%
Pecans	18.9	19.4	15.5	16.7
Cashews & Mixed Nuts	21.4	18.0	21.4	18.4
Walnuts	12.2	13.6	11.8	12.5
Almonds	20.6	19.8	21.5	20.6
Trail & Snack Mixes	9.5	9.7	11.0	11.0
Other	5.2	6.5	5.4	6.6

Total	100.0%	100.0%	100.0%	100.0%

The following tables show a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	December 25, 2014	December 26, 2013	Change	Percent Change
Consumer (1)	$162,044	$142,362	$19,682	13.8%
Commercial Ingredients	51,101	45,668	5,433	11.9
Contract Packaging	29,656	26,633	3,023	11.4
Export (2)	8,572	10,451	(1,879)	(18.0)

Total	$251,373	$225,114	$26,259	11.7%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 42% and 41% of total consumer sales during the second quarter of fiscal 2015 and fiscal 2014, respectively.
(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 72% and 43% of total sales in the export channel during the second quarter of fiscal 2015 and fiscal 2014, respectively.

The following tables show a comparison of net sales by distribution channel (dollars in thousands):

	For the Twenty-six Weeks Ended
Distribution Channel	December 25, 2014	December 26, 2013	Change	Percent Change
Consumer (1)	$285,955	$238,872	$47,083	19.7%
Commercial Ingredients	99,047	95,688	3,359	3.5
Contract Packaging	55,351	49,956	5,395	10.8
Export (2)	16,057	17,295	(1,238)	(7.2)

Total	$456,410	$401,811	$54,599	13.6%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 36% of total consumer sales during the first twenty-six weeks of fiscal 2015 and fiscal 2014.
(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 73% and 58% of total sales in the export channel during the first twenty-six weeks of fiscal 2015 and fiscal 2014, respectively.

Net sales in the consumer distribution channel increased by 13.8% in dollars and 9.2% in sales volume in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Private brand consumer sales volume increased 8.3%, primarily due to a significant increase in sales of snack nut products at two significant customers. Fisher snack nut sales volume increased 51.6% due largely to distribution of inshell peanuts we regained at a major Fisher snack customer, and increased merchandising activity. Much of this inshell peanut distribution had been temporarily lost in the second quarter of the prior year due to competitive pricing pressure. Fisher recipe nut sales volume in the second quarter of fiscal 2015 was essentially unchanged compared to the second quarter of last year.

In the first twenty-six weeks of fiscal 2015, net sales in the consumer distribution channel increased by 19.7% in dollars and 13.3% in sales volume compared to the same period of fiscal 2014. Private brand consumer sales volume increased by 13.1% in the first twenty-six weeks of fiscal 2015 compared to the same period of fiscal 2014 due to significant increase in sales of snack nut and trail mix products at two significant customers. Fisher brand snack nut sales volume increased 41.1% for the same reasons discussed in the quarterly comparison above. Fisher brand recipe nut sales volume increased by 4.5% in the first twenty-six weeks of fiscal 2015 compared to the first twenty-six weeks of fiscal 2014 due to distribution gains achieved at several customers.

Net sales in the commercial ingredients distribution channel increased by 11.9% in dollars and 7.6% in sales volume in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. In the first twenty-six weeks of fiscal 2015, net sales in the commercial ingredients distribution channel increased by 3.5% in dollars, though sales volume decreased 0.7% compared to the same period of fiscal 2014. The sales volume increase for the quarterly period was primarily attributable to increased sales of almond and peanut products to existing customers. The sales volume decrease for the twenty-six week period was primarily due to lower pecan sales as a result of higher pecan prices compared to pecan prices that existed in the corresponding period of fiscal 2014. This loss in volume was mostly offset by the previously discussed sales volume increase in almond products to a major existing customer.

Net sales in the contract packaging distribution channel increased by 11.4% in dollars, and 4.0% in sales volume in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. In the first twenty-six weeks of fiscal 2015, net sales in the contract packaging distribution channel increased by 10.8% in dollars; however sales volume decreased 0.4% compared to the first twenty-six weeks of fiscal 2014. The sales volume increase for the quarterly period was due primarily to increased sales of peanut, trail mix, and pecan products to several existing customers. The sales volume decrease for the twenty-six week period was due primarily to a former customer discontinuing a seasonal item which was mostly offset by the second quarter volume increases discussed above.

Net sales in the export distribution channel decreased by 18.0% in dollars and 39.0% in sales volume in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Net sales in the export distribution channel in the first twenty-six weeks of fiscal 2015 decreased by 7.2% in dollars and 22.0% in sales volume compared to the first twenty-six weeks of fiscal 2014. The sales volume decrease for both the quarterly the twenty-six week period comparison was primarily due to decreased inshell walnut export shipments due to a decreased supply of certain grades typically sold into the export market.

Gross Profit

Gross profit increased by $0.3 million, or 0.8%, to $37.2 million for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Our gross profit margin, as a percentage of net sales, decreased to 14.8% for the second quarter of fiscal 2015 compared to 16.4% for the second quarter of fiscal 2014. The decline in gross profit margin in the quarterly comparison was mainly attributable to a reduction in selling prices due to a $2.2 million increase in trade spending compared to the same period last year. This increase in trade spending was to support our Fisher and Orchard Valley Harvest brands.

Gross profit increased by $1.6 million, or 2.4%, to $67.9 million for the first twenty-six weeks of fiscal 2015 from $66.3 million for the first twenty-six weeks of fiscal 2014. Our gross profit margin, as a percentage of net sales, decreased to 14.9% for the first twenty-six weeks of fiscal 2015 compared to 16.5% for the first twenty-six weeks of fiscal 2014. The decline in gross profit margin in the year to date comparison was attributable mainly to higher acquisition costs for certain grades of pecans and almonds during the first quarter of fiscal 2015 and the impact of increased trade spending on selling prices in the current second quarter.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2015 increased by $2.0 million to $22.6 million. Operating expenses for the second quarter of fiscal 2015 decreased to 9.0% of net sales from 9.1% of net sales for the second quarter of fiscal 2014. The increase in operating expense is primarily due to the prior year’s $1.6 million pretax gain on the sale of the Old Elgin Site which did not recur this fiscal year.

Selling expenses for the second quarter of fiscal 2015 were $15.7 million, an increase of $0.5 million, or 3.4%, from the second quarter of fiscal 2014. The increase was driven primarily by increased advertising expense of $0.6 million to support increasing sales volume for our branded products and a $0.3 million increase in broker commission expense due to increased sales volume and higher selling prices. These were partially offset by a $0.3 million reduction of incentive compensation expense.

Administrative expenses for the second quarter of fiscal 2015 were $6.9 million, a decrease of $0.1 million, or 2.1%, from the second quarter of fiscal 2014.

Total operating expenses for the first twenty-six weeks of fiscal 2015 increased by $3.6 million to $41.2 million due primarily to the prior year’s $1.6 million pretax gain on the sale of the Old Elgin Site which did not recur this fiscal year. Operating expenses for the first half of fiscal 2015 decreased to 9.0% of net sales from 9.4% of net sales for the first twenty-six weeks of fiscal 2014.

Selling expenses for the first twenty-six weeks of fiscal 2015 were $26.7 million, an increase of $1.7 million, or 6.7%, from the amount recorded for the first twenty-six weeks of fiscal 2014. The increase was driven primarily by a $0.7 million increase in freight expense due to increased sales volume. Also contributing to the increase in selling expense was a $0.4 million increase in broker commission expense and a $0.4 million increase in advertising expense, both for the reasons discussed in the quarterly comparison above.

Administrative expenses for the first twenty-six weeks of fiscal 2015 were $14.5 million, an increase of $0.3 million, or 2.2%, compared to the same period of fiscal 2014. Changes in administrative expense include a $0.5 million increase in compensation related expenses, partially offset by a $0.2 million decrease in professional expense.

Income from Operations

Due to the factors discussed above, income from operations decreased to $14.7 million, or 5.8% of net sales, for the second quarter of fiscal 2015 from $16.4 million, or 7.3% of net sales, for the second quarter of fiscal 2014.

Due to the factors discussed above, income from operations decreased to $26.7 million, or 5.8% of net sales, for the first twenty-six weeks of fiscal 2015 from $28.7 million, or 7.2% of net sales, for the first twenty-six weeks of fiscal 2014.

Interest Expense

Interest expense was $0.9 million for the second quarter of fiscal 2015 compared to $1.1 million in the second quarter of fiscal 2014. Interest expense decreased 13.1% to $1.9 million for the first twenty-six weeks of fiscal 2015 compared to the same period of fiscal 2014. The decrease in interest expense was due primarily to lower average borrowing levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.5 million for the second quarter of fiscal 2015 compared to $0.8 million for fiscal 2014. Net rental and miscellaneous expense was $2.5 million for the first twenty-six weeks of fiscal 2015 compared to $1.3 million for the first twenty-six weeks of fiscal 2014. The increase in the twenty-six week period was primarily due to increased maintenance expense on the exterior of the office building located on our Elgin, Illinois campus which we incurred in the first quarter of fiscal 2015. This project was completed during the second quarter of fiscal 2015.

Income Tax Expense

Income tax expense was $4.9 million, or 36.6% of income before income taxes for the second quarter of fiscal 2015 compared to $5.3 million, or 36.5% of income before income taxes, for the second quarter of fiscal 2014. For the first twenty-six weeks of fiscal 2015, income tax expense was $8.0 million, or 36.0% of income before income taxes, compared to $9.3 million, or 36.6% of income before income taxes, for the comparable period last year.

Net Income

Net income was $8.4 million, or $0.75 per common share (basic and diluted), for the second quarter of fiscal 2015, compared to $9.2 million, or $0.84 per common share (basic) and $0.83 per common share (diluted), for the second quarter of fiscal 2014. The primary cause of the decline in net income for the second quarter of fiscal 2015 was attributable to increased trade spending in the current second quarter to grow our brands and the $1.0 million after-tax gain on the sale of the Old Elgin Site which favorably impacted the operating results last fiscal year.

Net income was $14.3 million, or $1.29 per common share (basic) and $1.28 per common share (diluted), for the first twenty-six weeks of fiscal 2015, compared to net income of $16.0 million, or $1.46 per common share (basic) and $1.44 per common share (diluted), for the first twenty-six weeks of fiscal 2014. The majority of the net income decline for the first twenty-six weeks of fiscal 2015 was attributable to the prior year’s gain on the sale of the Old Elgin Site and the first quarter fiscal 2015 office building maintenance project discussed above.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended in March 2010, July 2011, October 2011, January 2013, December 2013 and September 2014 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility, due to our improved financial performance in the past, have allowed us to consummate business acquisitions, devote more funds to promote our products, (especially our Fisher and Orchard Valley Harvest brands), develop new products, pay special cash dividends for the past three years, and explore other growth strategies outlined in our Strategic Plan, which includes expansion into existing markets and international markets such as China.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first half of fiscal 2015 and 2014, respectively:

	December 25, 2014	December 26, 2013	$ Change
Operating activities	$37,952	$29,636	$8,316
Investing activities	(8,314)	1,628	(9,942)
Financing activities	(27,163)	(22,274)	(4,889)

Total cash flow	$2,475	$8,990	$(6,515)

Operating Activities Net cash provided by operating activities was $38.0 million for the first twenty-six weeks of fiscal 2015 compared to $29.6 million for the first twenty-six weeks of fiscal 2014. This increase was due to less usage of working capital for accounts payable partially reduced by more working capital required for inventory. Our nut commodity purchases were $56.2 million higher during the first half of fiscal 2015 than the same period of fiscal 2014, primarily due to the procurement of larger quantities of cashews and pecans combined with increasing almond costs.

Total inventories were $221.9 million at December 25, 2014, an increase of $39.1 million, or 21.4%, from the inventory balance at June 26, 2014, and an increase of $34.4 million, or 18.3%, from the inventory balance at December 26, 2013. The increase at December 25, 2014 compared to June 26, 2014 was primarily driven by receipt of the current year crop of inshell walnuts and pecans. The increase at December 25, 2014 compared to December 26, 2013 is due mainly to increased quantities of raw nut input stocks and higher commodity acquisition costs for pecans and almonds.

Raw nut input stocks increased by 12.8 million pounds, or 20.9%, at December 25, 2014 compared to December 26, 2013. The increase was attributable mainly to increased quantities of peanuts, walnuts and pecans. The weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2015 decreased by 3.9% as compared to the second quarter of fiscal 2014 mainly driven by a shift in quantities to relatively lower cost peanuts from relatively higher cost almonds and macadamia nuts.

Accounts payable were $112.7 million at December 25, 2014, an increase of $67.8 million, or 151.0%, from the balance at June 26, 2014, and an increase of $17.4 million, or 18.3%, from the balance at December 26, 2013. The increase in accounts payable from June 26, 2014 to December 25, 2014 is due primarily to the receipt of the new walnut crop and increased payables for inshell pecans. The increase in accounts payable at December 25, 2014 compared to December 26, 2013 is due to increased amounts due for almond and pecan purchases.

Investing Activities Cash used in investing activities was $8.3 million during the first twenty-six weeks of fiscal 2015 compared to cash provided by investing activities of $1.6 million for the same period last year. The $9.9 million decrease in cash was primarily due to the $7.8 million net proceeds from the sale of assets at the Old Elgin Site last year which did not recur this year. We also spent $2.2 million more on capital expenditures in the first half of fiscal 2015 compared to the first half of fiscal 2014. We expect total capital expenditures for new equipment and facility upgrades, and food safety enhancements for fiscal 2015 to be approximately $13 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $27.2 million during the first twenty-six weeks of fiscal 2015 compared to $22.3 million for the same period last year. We paid $16.8 million in dividends during the second quarter of fiscal 2015 compared to $16.6 million during the same quarter last year. We repaid $11.1 million of short term borrowings outstanding under our Credit Facility during the first half of fiscal 2015 compared to $7.3 million during the first half of fiscal 2014.

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

We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 72% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space, including the space previously rented by the seller of the Elgin Site.

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

Credit Facility

On September 30, 2014 we entered into a Sixth Amendment to Credit Agreement (the “Sixth Amendment”) which extended the maturity date of the Credit Agreement to July 15, 2019 from July 15, 2016 and reduced the interest rates charged for ordinary course and letter of credit borrowings. The revolving loan commitment amount did not change. In addition, the Sixth Amendment allows us to, without obtaining Bank Lender Consent, (i) make up to two cash dividends or distributions on our stock each fiscal year, or (ii) purchase, acquire, redeem or retire stock in any fiscal year, in any case, in an amount not to exceed $25.0 million, individually or in the aggregate, as long as the excess availability under the Credit Agreement remains over $30.0 million after giving effect to any such dividend, distribution, purchase or redemption. The Sixth Amendment also increased the amount of permitted acquisitions to $100.0 million from $50.0 million and removed the annual limit on capital expenditures. At our election, borrowings under the Credit Facility currently accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the borrowing base calculation, ranging from 0.50% to 1.00% or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the borrowing base calculation, ranging from 1.50% to 2.00%.

At December 25, 2014, the weighted average interest rate for the Credit Facility was 2.82%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 25, 2014, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At December 25, 2014, we had $83.5 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 25, 2014, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $17.8 million of Tranche A and $4.5 million of Tranche B have been classified as long-term debt which represent scheduled principal payments that are due at least twelve months beyond December 25, 2014.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 25, 2014, $12.1 million of the debt obligation was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 26, 2014.

Recent Accounting Pronouncements

Refer to Note 15 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, contained in Part I, Item 1 of this form 10-Q, for a discussion of recently issued accounting pronouncements.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 25, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 25, 2014, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 25, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 13—Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2014. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 26, 2014 during the second quarter of fiscal 2015.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 28, 2015.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(12)

3.2	Amended and Restated Bylaws of Registrant(11)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.2	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.3	The Registrant’s 1998 Equity Incentive Plan(4)

*10.4	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.5	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.7	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

*10.9	The Registrant’s Restated Supplemental Retirement Plan(9)

*10.10	Form of Option Grant Agreement under 1998 Equity Incentive Plan(8)

*10.11	Amended and Restated Sanfilippo Value Added Plan, dated August 27, 2014(25)

10.12	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(10)

10.13	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(10)

10.14	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(10)

10.15	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(10)

Exhibit Number	Description

10.16	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(10)

10.17	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(10)

10.18	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(10)

10.19	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(10)

10.20	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(10)

*10.21	The Registrant’s 2008 Equity Incentive Plan, as amended(1)

*10.22	First Amendment to the Registrant’s 2008 Equity Incentive Plan(13)

*10.23	The Registrant’s Employee Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (14)

*10.24	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (14)

*10.25	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (17)

10.26	Form of Indemnification Agreement(15)

**10.27	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(16)

10.28	Form of Change-of-Control Employment Security Agreement and Non-Compete(18)

10.29	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(19)

10.30	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(21)

10.31	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(22)

10.32	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(23)

10.33	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender. (24)

10.34	The Registrant’s 2014 Omnibus Incentive Plan(20)

Exhibit Number	Description

10.35	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan(25)

10.36	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan(25)

10.37	The Registrant’s Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan(25)

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2008 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 3, 2014 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2010 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2011 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed with the Commission on October 28, 2014 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2013 (Commission File No. 0-19681).
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 17, 2013 (Commission File No. 0-19681).
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 3, 2014 (Commission File No. 0-19681).
(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 25, 2014 (Commission File No. 0-19681).