Form 10-Q
period 2015-03-26
SANFILIPPO JOHN B & SON INC
filed 2015-04-29
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2015

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

As of April 20, 2015, 8,539,580 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 26, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 26, 2015	March 27, 2014	March 26, 2015	March 27, 2014
Net sales	$209,396	$174,291	$665,806	$576,102
Cost of sales	179,612	151,492	568,095	486,986

Gross profit	29,784	22,799	97,711	89,116

Operating expenses:
Selling expenses	11,155	10,283	37,898	35,338
Administrative expenses	7,132	6,378	21,625	20,559
Gain on sale of assets held for sale, net	—	—	—	(1,641)

Total operating expenses	18,287	16,661	59,523	54,256

Income from operations	11,497	6,138	38,188	34,860

Other expense:
Interest expense including $277, $284, $835 and $855 to related parties	1,028	1,077	2,895	3,225
Rental and miscellaneous expense, net	372	453	2,830	1,777

Total other expense, net	1,400	1,530	5,725	5,002

Income before income taxes	10,097	4,608	32,463	29,858
Income tax expense	3,579	927	11,627	10,178

Net income	$6,518	$3,681	$20,836	$19,680
Other comprehensive income:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	239	222	718	667
Income tax expense related to pension adjustments	(95)	(89)	(287)	(267)

Other comprehensive income, net of tax:	144	133	431	400

Comprehensive income	$6,662	$3,814	$21,267	$20,080

Net income per common share-basic	$0.58	$0.33	$1.87	$1.79

Net income per common share-diluted	$0.58	$0.33	$1.86	$1.77

Cash dividends declared per share	$—	$—	$1.50	$1.50

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 26, 2015	June 26, 2014	March 27, 2014
ASSETS
CURRENT ASSETS:
Cash	$2,064	$1,884	$1,197
Accounts receivable, less allowances of $3,962, $3,210 and $3,684	66,654	55,800	52,446
Inventories	228,377	182,830	198,067
Deferred income taxes	3,489	3,484	3,496
Prepaid expenses and other current assets	7,959	5,376	7,069

TOTAL CURRENT ASSETS	308,543	249,374	262,275

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	103,036	102,796	102,796
Machinery and equipment	180,059	170,694	171,271
Furniture and leasehold improvements	4,363	4,363	4,363
Vehicles	397	468	532
Construction in progress	2,725	2,901	2,379

	299,865	290,507	290,626
Less: Accumulated depreciation	189,109	181,684	179,947

	110,756	108,823	110,679
Rental investment property, less accumulated depreciation of $7,857, $7,262 and $7,064	21,037	21,631	21,829

TOTAL PROPERTY, PLANT AND EQUIPMENT	131,793	130,454	132,508

Cash surrender value of officers’ life insurance and other assets	10,226	8,811	8,580
Deferred income taxes	932	726	804
Intangible assets, net	3,618	5,246	5,903

TOTAL ASSETS	$455,112	$394,611	$410,070

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 26, 2015	June 26, 2014	March 27, 2014
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$74,614	$40,542	$55,829
Current maturities of long-term debt, including related party debt of $369, $348 and $341	3,369	3,349	3,345
Accounts payable, including related party payables of $343, $232 and $66	64,562	44,907	54,746
Book overdraft	6,112	2,414	6,886
Accrued payroll and related benefits	9,311	13,099	6,910
Other accrued expenses	8,918	7,920	7,251

TOTAL CURRENT LIABILITIES	166,886	112,231	134,967

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $11,637, $11,916 and $12,006	33,137	35,666	36,506
Retirement plan	14,655	14,372	12,844
Other	6,521	5,515	5,220

TOTAL LONG-TERM LIABILITIES	54,313	55,553	54,570

TOTAL LIABILITIES	221,199	167,784	189,537

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,657,480, 8,569,105 and 8,562,105 shares issued	87	85	85
Capital in excess of par value	110,881	108,305	107,880
Retained earnings	127,195	123,118	116,510
Accumulated other comprehensive loss	(3,072)	(3,503)	(2,764)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	233,913	226,827	220,533

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$455,112	$394,611	$410,070

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Thirty-nine Weeks Ended
	March 26, 2015	March 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,836	$19,680
Depreciation and amortization	12,078	12,136
Loss (gain) on disposition of properties, net	46	(1,520)
Deferred income tax (benefit) expense	(211)	250
Stock-based compensation expense	1,405	833
Change in assets and liabilities:
Accounts receivable, net	(10,855)	(2,937)
Inventories	(45,547)	(39,361)
Prepaid expenses and other current assets	(2,533)	(1,478)
Accounts payable	18,851	10,204
Accrued expenses	(2,790)	(9,292)
Income taxes payable	(50)	(748)
Other long-term liabilities	1,006	858
Other long-term assets	(1,422)	(148)
Other, net	730	629

Net cash used in operating activities	(8,456)	(10,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,136)	(8,152)
Proceeds from dispositions of assets, net	90	7,839
Other	7	(28)

Net cash used in investing activities	(11,039)	(341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	267,006	238,252
Repayments of revolving credit borrowings	(232,934)	(214,290)
Principal payments on long-term debt	(2,509)	(2,504)
Increase in book overdraft	3,698	5,834
Dividends paid	(16,759)	(16,599)
Issuance of Common Stock under equity award plans	567	523
Tax benefit of equity award exercises	606	382

Net cash provided by financing activities	19,675	11,598

NET INCREASE IN CASH	180	363
Cash, beginning of period	1,884	834

Cash, end of period	$2,064	$1,197

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Real Estate, LLC, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2015 and fiscal 2014 are to the fiscal year ending June 25, 2015 and the fiscal year ended June 26, 2014, respectively.

•	References herein to the third quarters of fiscal 2015 and fiscal 2014 are to the quarters ended March 26, 2015 and March 27, 2014, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2015 and fiscal 2014 are to the thirty-nine weeks ended March 26, 2015 and March 27, 2014, respectively.

We are one of the leading processors and distributors of peanuts and tree nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. Our products are sold through the major distribution channels to significant buyers of nuts, including food retailers, commercial ingredient users, contract packaging customers and international customers.

The accompanying unaudited financial statements fairly present the consolidated statements of comprehensive income, consolidated balance sheets and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which are necessary for the fair statement of the results of the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Note 2 – Inventories

Inventories are stated at the lower of cost (first in, first out) or market which approximates actual cost. Raw materials and supplies include costs of nut and nut related products. Work-in-process and finished goods include labor and manufacturing overhead costs. Inventories consist of the following:

	March 26, 2015	June 26, 2014	March 27, 2014
Raw material and supplies	$106,864	$68,196	$110,160
Work-in-process and finished goods	121,513	114,634	87,907

Total	$228,377	$182,830	$198,067

The previously reported balances of raw material and supplies at June 26, 2014 and March 27, 2014 incorrectly included $21,221 and $12,995, respectively, of certain nut meats that should have been classified as work-in-process and finished goods. The current presentation reflects this correction and there is no impact on our consolidated financial statements. The impact to prior periods is not material and the Company will similarly correct this disclosure in future filings.

Note 3 – Intangible Assets

Intangible assets subject to amortization consist of the following:

	March 26, 2015	June 26, 2014	March 27, 2014
Customer relationships	$10,600	$10,600	$10,600
Non-compete agreement	5,400	5,400	5,400
Brand names	8,090	8,090	8,090

Total intangible assets, gross	24,090	24,090	24,090

Less accumulated amortization:
Customer relationships	(7,339)	(6,203)	(5,824)
Non-compete agreement	(5,048)	(4,582)	(4,312)
Brand names	(8,085)	(8,059)	(8,051)

Total accumulated amortization	(20,472)	(18,844)	(18,187)

Net intangible assets	$3,618	$5,246	$5,903

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

Note 4 – Primary Financing Facilities

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility. On September 30, 2014, we entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”) which extended the maturity date of the Credit Agreement from July 15, 2016 to July 15, 2019 and reduced the interest rates charged for ordinary course and letter of credit borrowings. The revolving loan commitment amount did not change. In addition, the Sixth Amendment allows the Company to, without obtaining Bank Lender consent, (i) make up to two cash dividends or distributions on our stock each fiscal year, or (ii) purchase, acquire, redeem or retire stock in any fiscal year, in any case, in an amount not to exceed $25,000, individually or in the aggregate, as long as the excess availability under the Credit Agreement remains over $30,000 after giving effect to any such dividend, distribution, purchase or redemption. The Sixth Amendment also increased the amount of permitted acquisitions to $100,000 from $50,000 and removed the annual limit on capital expenditures. At March 26, 2015, we had $39,036 of available credit under the Credit Facility which reflects borrowings of $74,614 and reduced availability as a result of $3,850 in outstanding letters of credit. As of March 26, 2015, we were in compliance with all covenants under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if the entire available amount were borrowed.

Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36,000 (“Tranche A”) and the other in the amount of $9,000 (“Tranche B”), for an aggregate amount of $45,000 (the “Mortgage Facility”). As of March 26, 2015, we were in compliance with all covenants under the Mortgage Facility. We have classified $17,200 under Tranche A and $4,300 under Tranche B as long-term debt at March 26, 2015, which represent scheduled principal payments due beyond twelve months.

Note 5 – Income Taxes

Our effective tax rate for the third quarter of fiscal 2015 is 35.4% compared to an effective tax rate of 20.1% for the third quarter of fiscal 2014. During the third quarter of fiscal 2014 we recorded discrete tax items which resulted in approximately $677 of income tax benefit and reduced our effective tax rate. The discrete tax items recorded in the third quarter of fiscal 2014 primarily relate to the tax benefit of losses realized from the divestiture of an equity investment in ARMA Energy, Inc. (“ARMA”), and the cancellation of a secured promissory note receivable due from ARMA.

On December 19, 2014 the Tax Increase Prevention Act of 2014 was signed into law which extended several expired tax incentives; specifically the Research Tax Credit and bonus depreciation. The impact of this legislation was recorded in the second quarter fiscal 2015 and did not have a material impact on our consolidated financial statements.

At the beginning of fiscal 2015, we had gross state tax net operating losses of approximately $3,649 that will expire in 2024 if not utilized.

As of March 26, 2015, unrecognized tax benefits and accrued interest and penalties were approximately $323. During the first three quarters of fiscal 2015, unrecognized tax benefits increased $28 and accrued interest and penalties increased $32. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

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

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 26, 2015	March 27, 2014	March 26, 2015	March 27, 2014
Weighted average number of shares outstanding – basic	11,183,505	11,073,669	11,137,260	11,016,926
Effect of dilutive securities:
Stock options and restricted stock units	91,277	82,560	94,178	99,565

Weighted average number of shares outstanding – diluted	11,274,782	11,156,229	11,231,438	11,116,491

The following table presents a summary of anti-dilutive awards excluded from the computation of diluted earnings per share:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 26, 2015	March 27, 2014	March 26, 2015	March 27, 2014
Weighted average number of anti-dilutive shares:	—	—	—	20,203
Weighted average exercise price:	$—	$—	$—	$25.36

Note 7 – Stock-Based Compensation Plans

At our annual meeting of stockholders on October 29, 2014, our stockholders approved a new equity incentive plan (the “2014 Omnibus Plan”) under which awards of options and stock-based awards may be made to employees, officers, non-employee directors or third-party consultants to our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance shares, performance units or Common Stock.

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

The following is a summary of stock option activity for the first three quarters of fiscal 2015:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 26, 2014	63,500	$13.98
Activity:
Granted	—	—
Exercised	(32,500)	17.44
Forfeited	—	—

Outstanding at March 26, 2015	31,000	$10.36	2.40	$950

Exercisable at March 26, 2015	30,125	$10.21	2.25	$928

For the thirty-nine weeks ended March 26, 2015, the total intrinsic value of options exercised was $550 and the total cash received was $567. The change in non-vested stock option activity was insignificant during the first three quarters of fiscal 2015.

The following is a summary of restricted stock unit activity for the first three quarters of fiscal 2015:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 26, 2014	201,308	$16.23
Activity:
Granted	83,505	33.95
Vested	(55,875)	11.00
Forfeited	(270)	32.52

Outstanding at March 26, 2015	228,668	$23.96

Included in the table above at March 26, 2015 there are 51,439 RSUs outstanding that are vested but deferred. Non-vested RSUs will vest over a weighted average period of 1.5 years.

The following table summarizes compensation cost charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 26, 2015	March 27, 2014	March 26, 2015	March 27, 2014
Stock-based compensation cost	$526	$272	$1,405	$833

As of March 26, 2015, there was $2,875 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans, including the 2014 Omnibus Plan. We expect to recognize that cost over a weighted average period of 1.5 years.

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

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 26, 2015	March 27, 2014	March 26, 2015	March 27, 2014
Service cost	$96	$81	$289	$242
Interest cost	161	159	482	476
Amortization of prior service cost	239	239	718	718
Amortization of gain	—	(17)	—	(51)

Net periodic benefit cost	$496	$462	$1,489	$1,385

Note 10 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the thirty-nine weeks ended March 26, 2015 and March 27, 2014. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Thirty-nine Weeks Ended
	March 26, 2015	March 27, 2014
Balance at beginning of period	$(3,503)	$(3,164)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	718	667
Tax effect	(287)	(267)

Net current-period other comprehensive income	431	400

Balance at end of period	$(3,072)	$(2,764)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of accumulated other comprehensive loss for the quarter and thirty-nine weeks ended March 26, 2015 and March 27, 2014 were as follows:

Reclassifications from AOCL to earnings (b)	For the Quarter Ended		For the Thirty-nine Weeks Ended		Affected line item in the Consolidated Statements of Comprehensive Income
	March 26, 2015	March 27, 2014	March 26, 2015	March 27, 2014
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	$(239)	$(718)	$(718)	Administrative expenses
Unrecognized net gain	—	17	—	51	Administrative expenses

Total before tax	(239)	(222)	(718)	(667)
Tax effect	95	89	287	267	Income tax expense

Amortization of defined pension items, net of tax	$(144)	$(133)	$(431)	$(400)

(b)	Amounts in parenthesis indicate debits to expense. See Note 9 – “Retirement Plan” above for additional details.

Note 11 – Sale of Real Property

In December 2013, we completed the sale of land and a building that was originally purchased for our facility consolidation project (the “Old Elgin Site”). The sales price was $8,000 and resulted in a gain of $1,037, net of $604 income tax expense, for the thirty-nine weeks ended March 27, 2014.

Note 12 – Distribution Channel and Product Type Sales Mix

We operate in a single reportable segment through which we sell various nut and nut related products through multiple distribution channels.

The following table summarizes net sales by distribution channel:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Distribution Channel	March 26, 2015	March 27, 2014	March 26, 2015	March 27, 2014
Consumer (1)	$123,155	$98,588	$409,110	$337,460
Commercial Ingredients	47,988	45,273	147,035	140,961
Contract Packaging	27,517	21,867	82,868	71,823
Export (2)	10,736	8,563	26,793	25,858

Total	$209,396	$174,291	$665,806	$576,102

(1)	Sales of branded products, primarily all Fisher brand, were approximately 25% and 27% of total consumer sales during the third quarter of fiscal 2015 and fiscal 2014, respectively. Sales of branded products, primarily all Fisher brand, were approximately 32% and 33% of total consumer sales during the first thirty-nine weeks of fiscal 2015 and fiscal 2014, respectively.

(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 55% and 50% of total sales in the export channel during the third quarter of fiscal 2015 and fiscal 2014, respectively. Consumer branded and private brand products accounted for approximately 66% and 55% of total sales in the export channel during the first thirty-nine weeks of fiscal 2015 and 2014, respectively.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Product Type	March 26, 2015	March 27, 2014	March 26, 2015	March 27, 2014
Peanuts	13.7%	15.8%	13.5%	14.7%
Pecans	8.8	10.6	13.4	14.8
Cashews & Mixed Nuts	23.1	20.7	21.9	19.1
Walnuts	10.7	11.6	11.5	12.2
Almonds	25.0	24.2	22.6	21.7
Trail & Snack Mixes	13.5	10.9	11.8	11.0
Other	5.2	6.2	5.3	6.5

Total	100.0%	100.0%	100.0%	100.0%

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

The following table summarizes the carrying value and fair value estimate of our long term debt, including current maturities:

	March 26, 2015	June 26, 2014	March 27, 2014
Carrying value of long-term debt:	$36,506	$39,015	$39,851
Fair value of long-term debt:	40,520	43,091	43,724

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

Note 15 – Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement which has resulted in some diversity in practice. This update provides guidance to customers about whether a cloud computing arrangement includes a software license or service contract. This update will be effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. This update will be effective for the Company beginning in fiscal year 2017. Early adoption is permitted. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact to its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03“Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs”. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This update will be effective for the Company beginning in fiscal year 2017. Early adoption is permitted. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact to its consolidated balance sheets.

In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This update focuses on a reporting company’s consolidation evaluation to determine whether it should consolidate certain legal entities. This guidance is effective for annual periods beginning after December 15, 2015. This update will be effective for the Company beginning in fiscal year 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact to its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This update eliminates the concept of extraordinary items from GAAP. Currently, if an event or transaction is both unusual in nature and infrequent in occurrence an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after continuing operations. Applicable income taxes and earnings-per-share data is also required to be disclosed. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This update will be effective for the Company beginning in fiscal year 2017. This update can be adopted either retrospectively to each prior reporting period presented, or prospectively. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements—Going Concern (Topic 205-40).” The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not expect the adoption of this guidance in fiscal 2017 to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning in fiscal year 2018. In April 2015 the FASB proposed a one-year delay of the effective date for this new standard which would shift the effective date to fiscal 2019. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The Company is currently assessing the impact of this new guidance on our financial position and results of operations.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2015 and fiscal 2014 are to the fiscal year ending June 25, 2015 and the fiscal year ended June 26, 2014, respectively.

•	References herein to the third quarters of fiscal 2015 and fiscal 2014 are to the quarters ended March 26, 2015 and March 27, 2014, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2015 and fiscal 2014 are to the thirty-nine weeks ended March 26, 2015 and March 27, 2014, respectively.

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

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. We distribute our products in the consumer, commercial ingredients, contract packaging and export distribution channels.

The Company’s long-term objective to drive profitable growth, as identified in our strategic plan (the “Strategic Plan”), includes the following goals:

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

We continue to execute this strategy during fiscal 2015. In the third quarter of fiscal 2015, we experienced distribution gains for our Orchard Valley Harvest brand. The improved distribution drove a 56% increase in sales volume compared to the third quarter of 2014 for Orchard Valley Harvest. We are also in the process of introducing an innovative snack bite product, Fisher Nut Exactly, to a number of retailers in the third and fourth quarters of fiscal 2015.

We face a number of challenges in the future which include, among others: high tree nut commodity costs (due to the continued high export demand for pecans and walnuts, primarily in China) and intensified competition for market share from both private brand and name brand nut products. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of promotional and advertising activity for our Fisher and Orchard Valley Harvest brands, and to develop new products for all product lines such as our new Fisher Nut Exactly brand snack bite product line. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $209.4 million for the third quarter of fiscal 2015 increased 20.1% from our net sales of $174.3 million for the third quarter of fiscal 2014. Net sales for the first thirty-nine weeks of fiscal 2015 increased by $89.7 million, or 15.6%, to $665.8 million from net sales of $576.1 million for the first thirty-nine weeks of fiscal 2014.

Sales volume, measured as pounds sold to customers, increased 5.0 million pounds, or 9.1%, compared to the third quarter of fiscal 2014. Sales volume increased 12.4 million pounds, or 7.0%, compared to the first thirty-nine weeks of fiscal 2014. We continue to see considerable growth in sales volume for Orchard Valley Harvest produce products with a 56% increase in sales volume in the quarterly comparison.

Gross profit increased by $7.0 million and our gross profit margin, as a percentage of net sales, increased to 14.2% for the third quarter of fiscal 2015 compared to 13.1% for the third quarter of fiscal 2014. Gross profit increased by $8.6 million year to date; however our gross profit margin, as a percentage of net sales, decreased to 14.7% from 15.5% for the first thirty-nine weeks of fiscal 2015 compared to the first thirty-nine weeks of fiscal 2014.

Total operating expenses for the third quarter of fiscal 2015 increased by $1.6 million, or 9.8%, compared to the third quarter of fiscal 2014. However, as a percentage of net sales, total operating expenses in the third quarter of fiscal 2015 fell to 8.7% compared to 9.6% for the third quarter of fiscal 2014. For the first three quarters of fiscal 2015, total operating expenses increased by $5.3 million to 8.9% of net sales compared to 9.4% of net sales for the first three quarters of fiscal 2014. Operating expenses during the thirty-nine weeks ended March 27, 2014 were favorably impacted by a $1.6 million pretax gain from the sale of the Old Elgin Site.

The total value of inventories on hand at the end of the third quarter of fiscal 2015 increased by $30.3 million, or 15.3%, in comparison to the total value of inventories on hand at the end of the third quarter of fiscal 2014.

With the exception of walnuts, we have seen acquisition costs for domestic tree nuts increase in the 2014 crop year (which falls into our current 2015 fiscal year). We completed procurement of inshell walnuts during the first half of fiscal 2015, and the total payments due to our walnut growers were determined in the current quarter. The final prices paid, and remaining to be paid to the walnut growers was based upon current market prices and other factors, such as crop size and export demand. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2015. Remaining amounts to be paid to walnut growers as of March 26, 2015 are final and are not subject to revision. We reduced our walnut grower liability by approximately $4.0 million during the third quarter of fiscal 2015, as the final payments to walnut growers were slightly less than the amounts estimated at the end of last quarter. This decrease is insignificant compared to our total inshell walnut procurement costs for the year and the adjustment to cost of sales was immaterial to our results of operations.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased 20.1% to $209.4 million in the third quarter of fiscal 2015 compared to net sales of $174.3 million for the third quarter of fiscal 2014. Sales volume, which is defined as pounds sold to customers, increased by 9.1%, and sales volume increased for all major product types except pecans in the quarterly comparison. The increase in net sales was attributable to a 10.1% increase in the weighted average sales price per pound, driven mainly by selling price increases for most major nut types due to higher commodity acquisition costs, and the aforementioned sales volume increase.

Our net sales were $665.8 million, an increase of $89.7 million, or 15.6%, for the first thirty-nine weeks of fiscal 2015 compared to the same period of fiscal 2014. The increase in net sales was primarily attributable to an 8.0% increase in the weighted average sales price per pound and a 7.0% increase in sales volume, both due to the reasons discussed in the quarterly comparison above.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Product Type	March 26, 2015	March 27, 2014	March 26, 2015	March 27, 2014
Peanuts	13.7%	15.8%	13.5%	14.7%
Pecans	8.8	10.6	13.4	14.8
Cashews & Mixed Nuts	23.1	20.7	21.9	19.1
Walnuts	10.7	11.6	11.5	12.2
Almonds	25.0	24.2	22.6	21.7
Trail & Snack Mixes	13.5	10.9	11.8	11.0
Other	5.2	6.2	5.3	6.5

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	March 26, 2015	March 27, 2014	Change	Percent Change
Consumer (1)	$123,155	$98,588	$24,567	24.9%
Commercial Ingredients	47,988	45,273	2,715	6.0
Contract Packaging	27,517	21,867	5,650	25.8
Export (2)	10,736	8,563	2,173	25.4

Total	$209,396	$174,291	$35,105	20.1%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 25% and 27% of total consumer sales during the third quarter of fiscal 2015 and fiscal 2014, respectively.
(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 55% and 50% of total sales in the export channel during the third quarter of fiscal 2015 and fiscal 2014, respectively.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Thirty-nine Weeks Ended
Distribution Channel	March 26, 2015	March 27, 2014	Change	Percent Change
Consumer (1)	$409,110	$337,460	$71,650	21.2%
Commercial Ingredients	147,035	140,961	6,074	4.3
Contract Packaging	82,868	71,823	11,045	15.4
Export (2)	26,793	25,858	935	3.6

Total	$665,806	$576,102	$89,704	15.6%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 32% and 33% of total consumer sales during the first thirty-nine weeks of fiscal 2015 and fiscal 2014, respectively.
(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 66% and 55% of total sales in the export channel during the first thirty-nine weeks of fiscal 2015 and fiscal 2014, respectively.

Net sales in the consumer distribution channel increased by 24.9% in dollars and 10.2% in sales volume in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Private brand consumer sales volume increased 12.3%, primarily due to a significant increase in sales of snack nut and trail mix products at two significant customers. Fisher snack nut sales volume decreased 10.0% due to a change in the timing of merchandising activity at a major customer where that merchandising activity occurred in the second quarter of fiscal 2015 as opposed to the third quarter of fiscal 2014. Fisher recipe nut sales volume in the third quarter of fiscal 2015 decreased 4.8% compared to the third quarter of last year, primarily due to reduced merchandising activity at a major customer. Increased sales of Orchard Valley Harvest brand products also contributed to the volume increase.

In the first thirty-nine weeks of fiscal 2015, net sales in the consumer distribution channel increased by 21.2% in dollars and 12.4% in sales volume compared to the same period of fiscal 2014. Private brand consumer sales volume increased by 12.9% in the first thirty-nine weeks of fiscal 2015 compared to the same period of fiscal 2014 due to significant increase in sales of snack nut and trail mix products at two significant customers. Fisher brand snack nut sales volume increased 22.9% due largely to the distribution of inshell peanuts we regained at a major Fisher snack customer. Fisher brand recipe nut sales volume increased by 2.6% in the first thirty-nine weeks of fiscal 2015 compared to the first thirty-nine weeks of fiscal 2014. Increased sales volume of Orchard Valley Harvest brand products, driven by distribution gains, also contributed to the volume increase in the year to date comparison.

Net sales in the commercial ingredients distribution channel increased by 6.0% in dollars, though sales volume decreased 3.0%, in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. In the first thirty-nine weeks of fiscal 2015, net sales in the commercial ingredients distribution channel increased by 4.3% in dollars, though sales volume decreased 1.4%, compared to the same period of fiscal 2014. The sales volume decrease for the quarterly and thirty-nine week period was primarily due to lower bulk pecan sales as a result of a smaller pecan crop and lower sales of bulk macadamia nuts due to lost business with customers using these nuts in their products.

Net sales in the contract packaging distribution channel increased by 25.8% in dollars and 22.8% in sales volume in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. In the first thirty-nine weeks of fiscal 2015, net sales in the contract packaging distribution channel increased by 15.4% in dollars and sales volume increased 6.4% compared to the same period of fiscal 2014. The sales volume increase for the quarterly period was due to new product introductions executed by several key existing customers. The sales volume increase for the thirty-nine week period primarily resulted from increased sales of peanut, cashew and mixed nut products to existing customers.

Net sales in the export distribution channel increased by 25.4% in dollars and 13.1% in sales volume in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Net sales in the export distribution channel in the first thirty-nine weeks of fiscal 2015 increased by 3.6% in dollars; however, sales volume decreased 10.5% compared to the first thirty-nine weeks of fiscal 2014. The sales volume increase for the quarterly period comparison was primarily due to increased sales of Fisher snack nut and bulk peanuts, in addition to new item introductions made by an existing customer. The sales volume decrease for the thirty-nine week period comparison was primarily due to a significantly lower supply of inshell walnuts for the export market.

Gross Profit

Gross profit increased by $7.0 million, or 30.6%, to $29.8 million for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Our gross profit margin, as a percentage of net sales, increased to 14.2% for the third quarter of fiscal 2015 compared to 13.1% for the third quarter of fiscal 2014. The gross profit margin and gross profit increases were mainly attributable to faster implementation of selling price increases resulting from increased commodity acquisition costs compared to the timing of selling price increases in last year’s third quarter. The volume increase coupled with lower acquisition costs for walnuts also contributed to the increase in gross profit margin and gross profit.

Gross profit increased by $8.6 million, or 9.6%, to $97.7 million for the first thirty-nine weeks of fiscal 2015 from $89.1 million for the first thirty-nine weeks of fiscal 2014. Our gross profit margin, as a percentage of net sales, decreased to 14.7% for the first thirty-nine weeks of fiscal 2015 compared to 15.5% for the first thirty-nine weeks of fiscal 2014. The decrease in gross profit margin in the year to date comparison was primarily due to higher acquisition costs for pecans and almonds in the first quarter of fiscal 2015 combined with the unfavorable impact on selling prices that resulted from increased trade spending in the second quarter of fiscal 2015. The decline in gross profit margin in the year to date comparison was offset in part by improved gross margins in the current third quarter. The increase in gross profit was mainly due to increased sales volume.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2015 increased by $1.6 million to $18.3 million. Operating expenses for the third quarter of fiscal 2015 decreased to 8.7% of net sales from 9.6% of net sales for the third quarter of fiscal 2014 primarily due to a higher net sales base.

Selling expenses for the third quarter of fiscal 2015 were $11.2 million, an increase of $0.9 million, or 8.5%, from the third quarter of fiscal 2014. The increase was driven primarily by increased advertising expense of $0.8 million to support increasing sales volume for our branded products and due to the earlier Easter holiday this year. Compensation related expenses also increased $0.6 million. These increases were partially offset by a $0.6 million reduction of freight expenses driven in part by lower fuel prices combined with a major customer switching from delivery to pick up of their products.

Administrative expenses for the third quarter of fiscal 2015 were $7.1 million, an increase of $0.8 million, or 11.8%, from the third quarter of fiscal 2014. The increase was driven primarily by a $0.8 million increase in incentive compensation expense.

Total operating expenses for the first thirty-nine weeks of fiscal 2015 increased by $5.3 million to $59.5 million due partially to the prior year’s $1.6 million pretax gain on the sale of the Old Elgin Site which did not recur this fiscal year. Operating expenses for the first three quarters of fiscal 2015 decreased to 8.9% of net sales from 9.4% of net sales for the first thirty-nine weeks of fiscal 2014 primarily due to a higher net sales base.

Selling expenses for the first thirty-nine weeks of fiscal 2015 were $37.9 million, an increase of $2.6 million, or 7.2%, from the amount recorded for the first thirty-nine weeks of fiscal 2014. The increase was driven primarily by a $1.2 million increase in advertising expense for the reasons discussed in the quarterly comparison above. Also contributing to the increase in selling expense was a $1.1 million increase in compensation related expenses, largely driven by incentive compensation expense.

Administrative expenses for the first thirty-nine weeks of fiscal 2015 were $21.6 million, an increase of $1.1 million, or 5.2%, compared to the same period of fiscal 2014. Changes in administrative expense include a $1.2 million increase in compensation related expenses and $0.6 million more share-based compensation expense. These expenses were partially offset by a $0.4 million decrease in professional expense and $0.3 million lower amortization expense.

Income from Operations

Due to the factors discussed above, income from operations increased to $11.5 million, or 5.5% of net sales, for the third quarter of fiscal 2015 from $6.1 million, or 3.5% of net sales, for the third quarter of fiscal 2014.

Due to the factors discussed above, income from operations increased to $38.2 million, or 5.7% of net sales, for the first thirty-nine weeks of fiscal 2015 from $34.9 million, or 6.1% of net sales, for the first thirty-nine weeks of fiscal 2014.

Interest Expense

Interest expense was $1.0 million for the third quarter of fiscal 2015 compared to $1.1 million in the third quarter of fiscal 2014. Interest expense decreased 10.2% to $2.9 million for the first thirty-nine weeks of fiscal 2015 compared to the same period of fiscal 2014. The decrease in interest expense was due primarily to lower interest rates for the short-term credit facility.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.4 million for the third quarter of fiscal 2015 compared to $0.5 million for fiscal 2014. Net rental and miscellaneous expense was $2.8 million for the first thirty-nine weeks of fiscal 2015 compared to $1.8 million for the first thirty-nine weeks of fiscal 2014. The increase in the thirty-nine week period was primarily due to increased maintenance expense on the exterior of the office building located on our Elgin, Illinois campus which we incurred in the first quarter of fiscal 2015. This project was completed during the second quarter of fiscal 2015.

Income Tax Expense

Income tax expense was $3.6 million, or 35.4% of income before income taxes (the “effective tax rate”) for the third quarter of fiscal 2015 compared to $0.9 million, or 20.1% of income before income taxes, for the third quarter of fiscal 2014. For the first thirty-nine weeks of fiscal 2015, income tax expense was $11.6 million, or 35.8% of income before income taxes, compared to $10.2 million, or 34.1% of income before income taxes, for the comparable period last year. The increase in the effective tax rate, for both the quarterly and thirty-nine week periods of fiscal 2015, is mainly due to the tax benefit of losses realized when the Company divested its equity investment in ARMA and cancelled a secured promissory note due from ARMA, in the third quarter of fiscal 2014, which did not recur this fiscal year.

Net Income

Net income was $6.5 million, or $0.58 per common share (basic and diluted), for the third quarter of fiscal 2015, compared to $3.7 million, or $0.33 per common share (basic and diluted), for the third quarter of fiscal 2014.

Net income was $20.8 million, or $1.87 per common share (basic) and $1.86 per common share (diluted), for the first thirty-nine weeks of fiscal 2015, compared to net income of $19.7 million, or $1.79 per common share (basic) and $1.77 per common share (diluted), for the first thirty-nine weeks of fiscal 2014.

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

The following table sets forth certain cash flow information for the first three quarters of fiscal 2015 and 2014, respectively (dollars in thousands):

	March 26, 2015	March 27, 2014	$ Change
Operating activities	$(8,456)	$(10,894)	$2,438
Investing activities	(11,039)	(341)	(10,698)
Financing activities	19,675	11,598	8,077

Total cash flow	$180	$363	$(183)

Operating Activities Net cash used in operating activities was $8.5 million for the first thirty-nine weeks of fiscal 2015 compared to $10.9 million for the first thirty-nine weeks of fiscal 2014. This decrease in cash outflows was due primarily to increased net income and the impact of the gain on sale of assets in the comparative period. The impact on cash flows from net changes in working capital was comparable to the prior year. Our nut commodity purchases were $70.8 million higher during the first three quarters of fiscal 2015 than the same period of fiscal 2014, primarily due to the procurement of larger quantities of cashews and pecans combined with increasing pecan and almond acquisition costs.

Total inventories were $228.4 million at March 26, 2015, an increase of $45.5 million, or 24.9%, from the inventory balance at June 26, 2014, and an increase of $30.3 million, or 15.3%, from the inventory balance at March 27, 2014. The increase at March 26, 2015 compared to June 26, 2014 was primarily driven by receipt of the current year crop of inshell walnuts and pecans. The increase at March 26, 2015 compared to March 27, 2014 is primarily due to higher commodity acquisition costs for pecans and almonds and increased quantities of walnuts, work-in-process and finished goods.

Raw nut and dried fruit input stocks increased by 3.1 million pounds, or 4.8%, at March 26, 2015 compared to March 27, 2014. The increase was attributable mainly to increased quantities of peanuts and walnuts. The weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2015 increased 3.7% as compared to the third quarter of fiscal 2014 mainly driven by higher acquisition costs for pecans and almonds.

Accounts payable were $64.6 million at March 26, 2015, an increase of $19.7 million, or 43.8%, from the balance at June 26, 2014, and an increase of $9.8 million, or 17.9%, from the balance at March 27, 2014. The increase in accounts payable from June 26, 2014 to March 26, 2015 is due primarily to the receipt of the new walnut crop and increased payables for inshell pecans. The increase in accounts payable at March 26, 2015 compared to March 27, 2014 is due to increased amounts due for almond and cashew purchases, mainly because of higher acquisition costs.

Investing Activities Cash used in investing activities was $11.0 million during the first thirty-nine weeks of fiscal 2015 compared $0.3 million for the same period last year. The increase was primarily due to the $7.8 million net proceeds from the sale of assets at the Old Elgin Site last year which did not recur this year. We also spent $3.0 million more on capital expenditures in the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014. This increase in capital expenditures was primarily for a new production line for the manufacture of our new Fisher Nut Exactly snack bite products. We expect total capital expenditures for new equipment and facility upgrades, and food safety enhancements for fiscal 2015 to be approximately $14 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash provided by financing activities was $19.7 million during the first thirty-nine weeks of fiscal 2015 compared to $11.6 million for the same period last year. We paid $16.8 million in dividends during the second quarter of fiscal 2015 compared to $16.6 million during the same quarter last year. Net short term borrowings under our Credit Facility increased $10.1 million during the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014, primarily due to the procurement of larger quantities of certain commodities and increasing commodity acquisition costs.

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

We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 71% of the office building is currently vacant. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space.

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

At March 26, 2015, the weighted average interest rate for the Credit Facility was 1.74%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenants or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of March 26, 2015, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At March 26, 2015, we had $39.0 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 26, 2015, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $17.2 million of Tranche A and $4.3 million of Tranche B have been classified as long-term debt which represent scheduled principal payments that are due at least twelve months beyond March 26, 2015.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 26, 2015, $12.0 million of the debt obligation was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and

Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 26, 2014.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 26, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 26, 2015, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 26, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 13 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2014. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 26, 2014 during the third quarter of fiscal 2015.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2015.

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