Form 10-K
period 2015-06-25
SANFILIPPO JOHN B & SON INC
filed 2015-08-21
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2015

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

The aggregate market value of the voting Common Stock held by non-affiliates was $396,481,170 as of December 25, 2014 (8,275,541 shares at $47.91 per share).

As of August 12, 2015, 8,545,580 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 28, 2015 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1 — Business

a. General Development of Business

John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “the Company” refer collectively to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiaries, JBSS Real Estate, LLC, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2016 will consist of fifty-three weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2016 are to the fiscal year ending June 30, 2016.

•	References herein to fiscal 2015, fiscal 2014 and fiscal 2013 are to the fiscal years ended June 25, 2015, June 26, 2014 and June 27, 2013, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, Fisher Nut Exactly and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names.

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

b. Segment Reporting

We operate in a single reportable operating segment that consists of selling various nut and nut related products through four distribution channels. See Part II, Item 8 — “Financial Statements and Supplementary Data” for our net sales, net income and total assets.

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

(ii) Principal Products

Our principal products are raw and processed nuts. These products accounted for approximately 84%, 83% and 82% of our gross sales for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The nut product line includes almonds, pecans, peanuts, black walnuts, English walnuts, cashews, macadamia nuts, pistachios, pine nuts, Brazil nuts, and filberts. Our nut products are sold in numerous package styles and sizes, from stand-up bags, poly-cellophane packages, environmentally friendly packages, composite and clear-plastic cans, plastic tubs and plastic jars for retail sales, to large cases and sacks for bulk sales to commercial ingredient customers. In addition, we offer our nut products in a variety of different styles and seasonings, including non-blanched, blanched, oil roasted, dry roasted, salted, unsalted, honey roasted, flavored, spicy, chocolate and yogurt coated, butter toffee, praline and cinnamon toasted. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract packaging customers. We also sell certain of our products to foreign customers in the retail, contract packaging and commercial ingredient markets. We are in the process of expanding our nut distribution internationally with a number of our branded products. For more information about our revenues in our various distribution channels, see Part II, Item 8 — “Financial Statements and Supplementary Data”.

We acquire a substantial portion of our peanut, pecan and walnut requirements directly from domestic growers. The balance of our raw nut supply is purchased from importers, trading companies and domestic processors.

We manufacture and market peanut butter in several sizes and varieties. We also market and distribute, and in many cases process and manufacture, a wide assortment of other food and snack products. These other products include snack mixes, salad toppings, snacks, snack bites, trail mixes, dried fruit and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients sold to retailers, wholesalers, and commercial ingredient customers; bulk food products sold to retail and commercial ingredient users; an assortment of sunflower kernels, pepitas, snack mixes, almond butter, cashew butter, sesame sticks and other sesame snack products sold to retail supermarkets, mass merchandisers and commercial ingredient users and a wide variety of toppings for ice cream and yogurt sold to commercial ingredient users.

(iii) Customers and Channels

We sell our products to approximately 625 customers through the consumer, commercial ingredient, contract packaging and export distribution channels. The consumer channel supplies nut-based products, including consumer-packaged and bulk products, to retailers including supermarket chains, wholesalers, supercenters, and other retail food outlets, across the United States. We sell products through the consumer channel under our brand name products, including the Fisher, Orchard Valley Harvest, Fisher Nut Exactly and Sunshine Country brands, as well as under our customers’ private brands. The commercial ingredient channel supplies nut-based products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream, and produces nut-based products that are customized to the specifications of chefs, national restaurant chains, food service distributors, fast food chains, institutions and hotel kitchens. We sell products through the commercial ingredient channel under our Fisher brand and our customers’ private brands. Our contract packaging channel produces and packages nut-based snacks for manufacturers under their brand name. Finally, our export distribution channel distributes our complete product portfolio of Fisher branded snack nuts, private brand snack nuts and commercial ingredients to approximately 80 customers worldwide (which accounts for approximately 4% of our net sales).

We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 61% of net sales in fiscal 2015, 57% of net sales in fiscal 2014 and 56% of net sales in fiscal 2013. Net sales to Wal-Mart Stores, Inc. accounted for approximately 24% of our net sales for both fiscal 2015 and fiscal 2014, and 22% of fiscal 2013 net sales. Net sales to Target Corporation accounted for approximately 14%, 12% and 15% in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Net sales to PepsiCo, Inc. accounted for approximately 10% and 11% of our net sales for fiscal 2014 and fiscal 2013, respectively. No other customer accounted for more than 10% of net sales for any period presented.

(iv) Sales and Distribution

We market our products through our own sales department and through a network of approximately 70 independent brokers and various independent distributors and suppliers.

We distribute products from each of our principal facilities. The majority of our products are shipped from our production and warehouse facilities by contract and common carriers.

In the Chicago area, we operate a retail store at our production facility. This store sells Fisher snack and baking products, Orchard Valley Harvest products, bulk foods and other products produced by us and other vendors.

(v) Marketing

Marketing strategies are developed for each distribution channel and focus primarily on branded products. Branded consumer efforts concentrate on building brand awareness, identifying and introducing new products, attracting new customers and increasing consumption in the snack nut, recipe nut and produce categories. Private brand and commercial ingredient channel efforts are focused on category management, new product identification and introduction, and merchandising support.

A significant portion of our branded marketing efforts are focused on consumer promotional campaigns that include advertisements (e.g., social media, magazine, newspaper, internet, television and radio) and coupon offers. Our integrated marketing efforts for the Fisher brand include sponsorships of celebrity chefs and professional sports franchises. Additionally, shipper display units are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume. We work with third-party information agencies, such as Information Resources, Inc. (“IRi”), to monitor the effectiveness of our marketing and measure product growth.

Commercial ingredient trade promotion includes periodically attending regional and national trade shows, trade publication advertising and one-on-one marketing. These promotional efforts highlight our processing capabilities, broad product portfolio, product customization and packaging innovation.

Internationally, the development of the Fisher brand is focused on generating consumer trial, awareness and loyalty. Promotional activities include product sampling, in-store displays and price incentives to consumers and retail trade. As in the United States, digital consumer relationship marketing is utilized in select markets.

Through participation in several trade associations, funding of industry research and sponsorship of educational programs, we support efforts to increase awareness of the health benefits, convenience and versatility of nuts as both a snack and a recipe ingredient among existing and future consumers of nuts.

(vi) Competition

Our nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, Kraft Heinz Company (Planters brand), ConAgra Foods, Inc., Diamond Foods, Inc. (Emerald and Diamond brands), Treehouse Foods, Inc. and numerous regional snack food processors. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, distribution model and the fact that we focus on nut and nut related products generally enable us to compete in each of these categories, but there can be no guarantee that our products will continue to be competitive with many of our larger competitors. See Part I, Item 1A — “Risk Factors” below.

(vii) Raw Materials and Supplies

We purchase nuts from domestic and foreign sources. In fiscal 2015, all of our walnuts, almonds and peanuts were purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from Vietnam, India, Brazil and Africa. For fiscal 2015, approximately 27% of the dollar value of our total nut purchases was from foreign sources.

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

We are generally vertically integrated with respect to pecans, peanuts and walnuts and, unlike our major consumer distribution channel competitors who purchase nuts on the open market, we purchase a substantial portion of our pecans, peanuts and walnuts directly from growers. However, there are risks associated with vertical integration, such as susceptibility to market declines for pecans, peanuts and walnuts. See Part I, Item 1A — “Risk Factors” below.

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

We purchase some of our packaging and labels from a related party. We purchase other inventory items such as roasting oils, seasonings, plastic jars, labels, stand-up bags, composite and clear-plastic cans and other packaging materials from other third parties. Material costs, including tree nuts, peanuts, other commodities and other inventory items represented approximately 86% of our total cost of sales for fiscal 2015.

(viii) Trademarks and Patents

We market our products primarily under name brands, including the Fisher, Orchard Valley Harvest, Fisher Nut Exactly and Sunshine Country brand names, which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other foreign jurisdictions. We do not own any trademarks for any private brands, which are owned by the respective private brand customer. Our trademarks, particularly those related to our brands, are important as they provide our customers with information about the quality of our products. However, registration and use of our trademark, in foreign jurisdictions may be subject to certain risks in addition to other risks generally related to our intellectual property. See Part I, Item 1A — “Risk Factors” below. We also own several patents of various durations. We expect to continue to renew for the foreseeable future those trademarks that are important to our business and expand registration of our trademarks into new jurisdictions. We intend to protect our intellectual property rights vigorously.

(ix) Employees

As of June 25, 2015, we had approximately 1,450 full-time employees, including approximately 185 corporate staff employees. Due to the seasonality of our business, our labor requirements typically peak during the last quarter of the calendar year.

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

(xii) Operating Hazards and Uninsured Risks

The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of shell fragments, foreign objects, insects, foreign substances, pathogens, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. We (i) maintain what we believe to be rigid quality control standards and food safety systems and are SQF 2000 Code Level 2 certified, (ii) generally inspect our nut and other food products by visual examination, metal detectors or electronic monitors at various stages of our shelling and processing operations, (iii) work with the United States Department of Agriculture (“USDA”) in its inspection of peanuts shipped to and from our peanut shelling facilities, (iv) maintain environmental pathogen programs and regularly provide samples to the Food and Drug Administration for testing, and (v) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products; however, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we strive to select high-quality nut suppliers and currently maintain product liability and contaminated product insurance at amounts we believe are adequate in light of our operations.

Item 1A — Risk Factors

We face a number of significant risks and uncertainties, and therefore, an investment in our Common Stock is subject to risks and uncertainties. The factors described below could materially and adversely affect our business, results of operations and financial condition. While each risk is described separately, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our business, results of operations and financial condition. Investors should consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, including Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” before deciding to purchase our Common Stock.

We Cannot Control the Availability or Cost of Raw Materials and this May Have a Material Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition

The availability and cost of raw materials for the production of our products, including peanuts, pecans, almonds, cashews, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond our control, such as weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), plant diseases, other factors affecting global supply, changes in global customer demand, changes in government programs and purchasing behavior of certain countries, including China and India. Additionally, any determination by the USDA or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents or any future product recalls for other reasons could reduce the supply of edible nuts and other raw materials used in our products and could cause our costs to increase significantly.

Because these raw materials are commodities, their prices are set by the market and can therefore fluctuate quickly and dramatically due to varied events, such as those described above. Furthermore, we are not able to hedge against changes in commodity prices because no appropriate futures, derivative or other risk-sharing market for these commodities exists. Consequently, in order to achieve or maintain profitability levels, we attempt to increase the prices of our products to reflect the increase in the costs of the raw materials that we use and sell. However, we may not be successful in passing along partial or full price increases to our customers, if at all. In addition, even if we are successful in passing across partial or full price increases, we may not be able to do so in a timely fashion. Our ability to raise prices and the timing of any price increases is often dependent upon the actions of our competitors, some of whom are significantly larger and more diversified than we are. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for, and sales of, our products as customers reduce purchases or, buy lower priced products. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.

Moreover, fluctuations in the market prices of nuts may affect the value of our inventories and profitability. We maintain significant inventories of nuts, and our financial condition could be materially and adversely affected by any significant decrease in the market price of such raw materials. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Significant Private Brand Competitive Activity Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Some customer buying decisions, including some of our largest customers, are based upon a periodic bidding process in which the single, successful bidder is assured the selling of the selected product to the food retailer, supercenter or mass merchandiser until the next bidding process to the exclusion of other bidders. Our sales volume may decrease significantly if our bids are too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our bids are successful but below our desired price points. In addition, margins could be further reduced if commodity prices rise and customers are unwilling or unable to accept price increases. Any of these outcomes may materially and adversely affect our financial condition and results of operations.

Our Inability to Manage Successfully the Price Gap Between our Private Brand Products and Those of our Branded Competitors May Materially and Adversely Affect Our Results of Operations

Although demand for private brand products (and our private brand products in particular) has increased, our competitors’ branded products have certain advantages over our private brand products primarily due to their advertising strategies, name recognition and pricing flexibility.

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

In addition, many of our competitors with significant branded operations have more diversified product offerings among a wider variety of food categories than we have. Such competitors could, as a result of their size or diversified offerings, be in a better position to decrease their costs or offer better promotions for their branded products. If competitors are able to exploit their size or diversification to make significant price reductions, it could decrease our private brand sales, which could materially and adversely affect our results of operations.

Changing Consumer Preferences and Demand Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Our financial performance depends in part on our ability to anticipate and offer products to our customers that appeal to their preferences. Consumer preferences, whether for name brand products or private brand products, can quickly change based on a number of factors beyond our control. If we fail to anticipate, identify or react quickly to these changes and are unable to introduce and market new and improved products to meet consumer preferences, demand for our products could suffer. In addition, demand for our products could be affected by consumer concerns regarding the health effects of nutrients or ingredients in any of our products. The development and introduction of new products requires substantial research and development, testing and marketing expenditures, which we may be unable to fully recover if the new products do not achieve the necessary commercial success. New product introduction also results in increased costs, including from the use of new manufacturing techniques, capital expenditures, new raw materials and ingredients, and additional marketing and trade spending. Reduction in demand as a result of changing consumer preferences or inability to provide consumers with products they demand could materially and adversely affect our financial condition and results of operations.

In addition, our success in anticipating, offering and marketing products to our customers that appeal to their preferences depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online advertising campaigns as well as advertising outside of traditional print, radio and television channels. Negative posts or comments about us or the type of products we market and sell on social networking Web sites or similar online activity could seriously impact consumer demand for our products. We are subject to a variety of legal and regulatory restrictions on how we market and advertise our products. These restrictions may limit our ability to respond to changing tastes as the media and communications environment continues to evolve. If we do not react appropriately, then our product sales, financial condition and results of operations could be materially and adversely affected.

We Sometimes Enter Into Fixed Price Commitments without First Knowing Our Acquisition Costs, Which Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

A substantial portion of our commercial ingredient sales customers, and certain other customers, require us to enter into fixed price commitments with them. Such commitments represented approximately 16% of our annual net sales in fiscal 2015. The commitments are for a fixed period of time, typically three months to twelve months, but may be extended if remaining balances exist. Sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and the fixed prices are not properly aligned with our acquisition costs, then these fixed price commitments may result in reduced or negative gross profit margins which could have a material adverse effect on our financial condition and results of operations.

Our Generally Vertically Integrated Model Could Materially and Adversely Affect Our Results of Operations

We have a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers. Our generally vertically integrated model has in the past resulted, and may in the future result, in significant losses because we are subject to the various risks associated with purchasing a majority of our pecans, peanuts and walnuts directly from growers, including the risk of purchasing such products from growers at costs that later, due to altered market conditions, prove to be above prevailing market prices at time of sale. Accordingly, because we purchase a majority of our pecans, peanuts and walnuts directly from growers during harvest season and shell and process these nuts throughout our fiscal year, there is a possibility that, after we acquire these nuts, market conditions may change and we will be forced to sell these nuts at a loss which could materially and adversely affect our results of operations.

We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations

We operate in a highly competitive environment. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as Kraft Heinz Company (Planters brand), ConAgra Foods, Inc., Diamond Foods, Inc. (Emerald and Diamond brands) and Treehouse Foods, Inc. Most of our competitors that sell and market the other top branded snack nut products have committed more resources to such brands when compared to the resources spent by us on our brands. Many of our competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing inshell pecans, peanuts and walnuts directly from growers at fixed prices that later, due to altered market conditions, may prove to be above prevailing market prices. We also compete with other shellers in the commercial ingredient market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively and spend on marketing, advertising and new product innovation, which may cause a decline in gross profit margin if we are unable to increase unit volumes as well as reduce our costs, which could materially and adversely affect our financial condition and results of operations.

We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations

We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 61%, 57% and 56% of net sales in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. There can be no assurance that all significant customers will continue to purchase our products in the same quantities, same product mix or on the same terms as in the past, particularly as increasingly powerful retailers may demand lower pricing, different packaging, larger marketing support, payments for retail space, establish private brands or request other terms of sale which negatively impact our profitability. A loss of one of our largest customers, a material decrease in purchases by one of our largest customers, or a significant business interruption at one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.

We are Subject to Customer Pricing Pressures Which Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the retail grocery trade continues to consolidate and our retail customers grow larger, become more sophisticated and obtain more purchasing power, our retail customers are demanding lower pricing, especially private brand customers, and increased free or discounted promotional programs. Further, these retail customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions especially during periods of increased raw material acquisition costs. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages, which include a focus on customer service, innovation, production capacity, category management and quality. Our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products, any of which would materially and adversely affect our gross profit and gross profit margin and could materially and adversely affect our financial condition and results of operations.

Food Safety, Allergy and Product Contamination Concerns Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

If consumers in our principal markets lose confidence in the health or safety of nut products, particularly with respect to peanut and tree nut allergies, food borne illnesses or other food safety matters, this could materially and adversely affect our financial condition and results of operations. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of our nut products, including consumption of other companies’ products containing our products as an ingredient. Notwithstanding our existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our other products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters, including food borne illnesses, may discourage consumers from buying our products, cause production and delivery disruptions, or result in product recalls. Product safety issues (i) concerning products not manufactured, distributed or sold by us and (ii) concerning products we manufacture, distribute and sell, may materially and adversely affect demand for products in the nut industry as a whole, including products without actual safety problems. Decreases in demand for products in the industry generally could have a material adverse effect on our financial condition and results of operations. In addition, the cooling system at the Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at the Elgin, Illinois facility could be destroyed which could have a material adverse effect on our financial condition and results of operations.

The Risk Assessment Conducted by the U.S. Food and Drug Administration on the Risks of Tree Nuts May Have a Material Adverse Effect on Our Financial Condition, Results of Operations and Cash Flows

The U.S. Food and Drug Administration (“FDA”) is currently assessing the risks of Salmonella contamination associated with tree nuts. This assessment, which includes randomly sampling tree nuts in the marketplace, has already resulted in product recalls in the nut industry, including two of our product recalls in fiscal 2015. The results and impact of this risk assessment and recalls based on sampling could also lead to increased industry-specific regulation and/or additional risk-based preventive controls which may result in increased compliance costs, capital expenditures to meet FDA-imposed requirements and reputation risks to our branded and private brand products. Recalls or significant expenditures to satisfy FDA requirements could have a material adverse effect on our financial condition, results of operations and cash flows.

Product Liability, Product Recalls, Product Labeling and Product Advertising Claims May Have a Material Adverse Effect on Our Results of Operations and Cash Flows

We face risks associated with product liability claims, product recalls and other liabilities in the event: (i) our food safety and quality control procedures are ineffective or fail, (ii) we procure products from third parties that are or become subject to a recall, regardless of whether or not our food safety and quality control procedures are ineffective or fail, (iii) our products cause injury or become adulterated or misbranded, (iv) our products are determined to be promoted or labeled in a misleading fashion or (v) government authorities test our products and determine that they contain a contaminant or present a food safety risk. In recent years, the food industry has been a target of litigation over product labeling and advertising, including nut products. Such litigation results in significant costs to defend and resolve. In addition, we do not control the labeling of other companies’ products containing our products as an ingredient. A product recall of a sufficient quantity, a significant product liability judgment against us, a significant advertising-related liability or judgment against us or other safety concerns could cause our products to be unavailable for a period of time, could result in a loss of consumer confidence in our products and expose us to liabilities in excess of any insurance we maintain for such events. If these kinds of events were to occur, they would have a material adverse effect on the demand for our products and, consequently, our results of operations and cash flows.

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

We are Subject to Government Regulation Which Could Materially and Adversely Affect Our Results of Operations

We are subject to extensive regulation by the FDA, the USDA, the United States Environmental Protection Agency (“EPA”) and other state, local and foreign authorities in jurisdictions where our products are manufactured, processed or sold. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, distribution, advertising and labeling of our products. Our manufacturing and processing facilities and products are subject to periodic compliance inspections by federal, state, local and foreign authorities. We are also subject to environmental regulations governing the discharge of air emissions, water and food waste, the usage and storage of pesticides, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at our existing facilities as well as our expansion into new operations and jurisdictions, may require us to obtain additional licenses and permits and could require us to adapt or alter methods of operations at costs that could be substantial. Compliance with applicable laws and regulations may be time-consuming, expensive or costly to us in different ways and could materially and adversely affect our results of operations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could materially and adversely affect our results of operations.

Specifically, governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether commodity products are traded, the volume and types of imports and exports, the viability and volume of production of certain of our products, and industry profitability. In addition, international trade disputes can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of our products, restrict our ability to do business in its existing and target markets, and negatively impact our revenues and operating results. Changes in regulatory requirements (such as requirements designed to enhance food safety or further regulate advertising or marketing), or evolving interpretations of existing regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could materially and adversely affect our results of operations.

The Food Safety Modernization Act (“FSMA”) gives the FDA expanded authorities over the safety of the national food supply, including increased inspections and mandatory recalls, as well as stricter enforcement actions, each of which could result in additional compliance costs and civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations. The FSMA further instructed the FDA to develop new rules and regulations, including the performance of hazard analyses, implementation of preventive plans to control hazards, and foreign supplier verification provisions. We currently have “hazard analysis and critical control points” (“HACCP”) processes and procedures in place that may appropriately address many of the existing or future concerns arising out of the FSMA; however, any new FDA rules and regulations could require us to change certain of our operational processes and procedures, or implement new ones, and there could also be unforeseen issues, requirements and costs that arise as the FDA promulgates its new rules and regulations. HACCP is a management system in which food safety is addressed through the analysis and control of hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product.

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

Operational, Legal, Economic, Political and Social Risks of Doing Business in Emerging Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations

Approximately 27% of the dollar value of our total nut purchases for fiscal 2015 were made from foreign countries. We purchase our cashew inventories from Vietnam, India, Brazil and Africa and some of our pecans from Mexico, which are in many respects emerging markets. Further, we are continually looking to expand our sales internationally and enter new emerging and established markets, including markets within Asia. To this extent, we are exposed to risks inherent in emerging markets, including:

•	increased governmental ownership and regulation of the economy;

•	greater likelihood of inflation and adverse economic conditions;

•	governmental attempts to reduce inflation, such as imposition of higher interest rates and wage and price controls;

•	supply reduction into the United States from increased demand in foreign countries;

•	international competition;

•	compliance with, and subjection to, foreign laws, including our ability to protect our intellectual property, such as our brands;

•	compliance with U.S. laws and regulations related to conduct in foreign countries, such as the Foreign Corrupt Practices Act;

•	currency exchange rates;

•	potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse;

•	tariffs, duties, trade laws and other barriers to trade that may reduce our profitability or sales; and

•	civil unrest and significant political instability.

The existence of these and other risks in emerging markets and other foreign countries could jeopardize or limit our ability to purchase sufficient supplies of cashews, pecans and other imported raw materials and limit our ability to make international sales, and may materially and adversely affect our results of operations by increasing the costs of doing business overseas.

The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations

We acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The majority of bulk-stored nut inventories at June 25, 2015 were processed during the first quarter of fiscal 2016, before any new crop inventories were purchased, thus enabling us to adjust the bulk-stored nut inventories at June 25, 2015. There can be no assurance that any such inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.

Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company, Which May Make a Takeover or Change in Control More or Less Difficult; and The Sanfilippo Group Has Pledged a Substantial Amount of their Class A Common Stock, Either of Which Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As of August 21, 2015, Jasper B. Sanfilippo Sr., Marian Sanfilippo, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 51.3% voting interest in the Company. As of August 21, 2015, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 24.1% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group as holders of the Class A Common Stock are entitled to elect six Class A Directors which represents 66% of our entire Board of Directors. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause dividends, or a change in control or sale of the Company, which may or may not be in the best interests of the other holders of Common Stock, and can take other actions that may be less favorable to our other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

In addition, several members of the Sanfilippo Group that beneficially own a significant interest in our Company have pledged a substantial portion of the Company’s Class A Stock that they own to secure loans made to them by commercial banks. If a stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares. Such a sale could cause our Company’s stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Because these shares are pledged to secure loans, the occurrence of an event of default could result in a sale of pledged shares that could cause a change of control of our Company, even when such a change may not be in the best interests of our stockholders, and it could also result in a default under certain material contracts to which we are a party, including an event of default under the Credit Agreement by and among the Company, Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the arranger and administrative agent and a syndicate of lenders, dated February 7, 2008 (as amended, the “Credit Facility”), which could materially and adversely affect our financial condition, results of operations and cash flows.

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

General Economic Conditions and Increased Production Costs Could Materially and Adversely Affect Our Financial Condition and Results of Operations

General economic conditions and the effects of a recession, including uncertainty in economic conditions and an economic downturn, and political uncertainties, including political action or inaction having an impact on the economy, could have a material adverse effect on our cash flow from operations, results of operations and financial condition. These conditions may include, among other things, higher unemployment, increased commodity costs, increased raw material costs, increased packaging material prices, decreases or alterations in consumer demand, changes in buying patterns, interest rate and capital market volatility, adverse changes in the purchasing power of the U.S. dollar and higher general water, energy, transportation and fuel costs. Maintaining the prices of our products, initiating price increases (including passing along price increases for commodities used in our products) and increasing the demand for our products, all of which are important to our plans to increase profitability, may be materially and adversely affected by general economic conditions and increases in production costs. Among other considerations, nuts and our other products are not essential products and therefore demand and sales volume could decrease. In addition, a general economic downturn could cause one or more of our vendors, suppliers, distributors and customers to experience cash flow problems and, therefore, such vendors, suppliers, distributors and customers may be forced to reduce their output, shut down their operations or file for bankruptcy protection, which in some cases would make it difficult for us to continue production of certain products, could require us to reduce sales of our products or could result in uncollectable accounts receivable. Financial difficulties or solvency problems at these vendors, suppliers and distributors could materially adversely affect their ability to supply us with products or adequate products, which could disrupt our operations. It may be difficult to find a replacement for certain vendors, suppliers or distributors without significant delay or increase in cost. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

Litigation Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We have been the subject of litigation and investigations in the past, and we may become the subject of litigation and investigations in the future, which may include lawsuits or claims related to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters or other aspects of our business. Plaintiffs or regulatory bodies could seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to lawsuits and investigations is difficult to accurately estimate. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation and investigations may be expensive to defend and may divert time, money and management attention away from our operations and negatively impact our financial performance. We maintain insurance in amounts we believe to be adequate based on our business operations. However, we may incur claims or liabilities for which we are not insured, that exceed the amount of our insurance coverage or that our insurers may raise various objections and exceptions to coverage. A judgment or settlement for significant monetary damages or requiring other significant changes to our business or assets could materially and adversely affect our financial condition and results of operations. Any adverse publicity resulting from allegations or investigations may also adversely affect our reputation and the reputation of our products, which in turn could materially and adversely affect our financial condition and results of operations.

Technology Disruptions or Failures Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We depend on information technology to maintain and streamline our operations, including, among other things, (i) interfacing with our locations, customers and suppliers, (ii) complying with financial reporting, legal and tax regulatory requirements, (iii) maintaining inventory control and monitoring systems and (iv) providing us with real-time feedback about our business. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, cyber risks and other security issues. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, particularly as the global dependence on technology increases. In addition, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers, consumers, or suppliers. While we have not experienced any significant disruption or failure of our information technology systems, any such disruption or failure could adversely affect our financial condition and results of operations.

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

Unsuccessful Implementation of Our Strategic Plan Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We developed a strategic plan (the “Strategic Plan”), most recently updated in fiscal 2013, to help us achieve long-term profitable growth. As part of this Strategic Plan, we have taken a number of actions including, among other things, the 2010 acquisition of OVH, promotion of our branded and snack nut products, international expansion and other related strategies related to increasing sales of non-branded business at existing key customers. We are taking these actions in order to increase sales in all of our distribution channels. There are no assurances that we will be successful in achieving any portion of our Strategic Plan, or any other efficiency measures.

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

As we continue to implement our Strategic Plan and the number of our employees has grown, personnel costs, including the costs of medical and other employee health and welfare benefits, have increased. These costs can vary substantially as a result of an increase in the number, mix and experience of our employees and changes in health care and other employment-related laws. There are no assurances that we will succeed in reducing future increases in such costs, particularly if government regulations require us to change our health and welfare benefits or we need to attract and retain qualified personnel. Our inability to control such costs could materially and adversely affect our financial condition and results of operations.

Any inability to realize the anticipated benefits from the Strategic Plan could materially and adversely affect our financial condition and results of operations.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

We own or lease five principal production facilities. Our primary processing and distribution facility is located at our Elgin, Illinois site which also houses our primary manufacturing operations and corporate headquarters (the “Elgin Site”). The remaining principal production facilities are located in Bainbridge, Georgia; Garysburg, North Carolina; Selma, Texas and Gustine, California. In addition, we operate a retail store at the Elgin Site.

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

a. Principal Facilities

The following table provides certain information regarding our principal facilities:

Location	Square Footage	Type of Interest	Description of Principal Use	Date Company Constructed, Acquired or First Occupied
Bainbridge, Georgia	300,000	Owned and Leased	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987

Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1994

Selma, Texas (1)	300,000	Leased	Pecan shelling, processing, bulk packaging, warehousing and distribution	1992

Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993

Elgin, Illinois (2) (Elgin Office Building)	400,000	Owned	Rental Property	2005

Elgin, Illinois (3) (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

(1)	The sale and lease back of the Selma properties to related party partnerships was consummated during the first quarter of fiscal 2007. See Note 5 to the Consolidated Financial Statements — “Long-Term Debt”.
(2)	The Elgin Office Building (part of the Elgin Site) was acquired in April 2005. Approximately 29% of the Elgin Office Building is currently being leased to unrelated third parties. The remaining portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will likely be necessary to lease all of the remaining space.
(3)	The Elgin Warehouse Building (part of the Elgin Site) was acquired in April 2005 and was modified to our specifications. The Elgin Warehouse Building is the home of our corporate headquarters, Chicago area processing activities and Chicago area distribution operations.

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

The Selma facility contains our automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. During fiscal 2015, we processed approximately 45 million inshell pounds of pecans at the Selma facility.

The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2015, the Bainbridge facility shelled approximately 63 million inshell pounds of peanuts.

The Garysburg facility has the capacity to process approximately 60 million inshell pounds of farmer stock peanuts annually. During fiscal 2015, the Garysburg facility processed approximately 16 million pounds of inshell peanuts.

The Gustine facility is used for walnut shelling, processing, packaging, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. During fiscal 2015, the Gustine facility shelled approximately 44 million inshell pounds of walnuts.

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

For a discussion of our legal proceedings, investigations, settlements and other contingencies, see “Note 7 — Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 4 — Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on October 28, 2015. Below are our executive officers as of August 21, 2015:

Jeffrey T. Sanfilippo, Chief Executive Officer, age 52 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999.

Michael J. Valentine, Chief Financial Officer, Group President and Secretary, age 56 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. He has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include peanut, imported nut, packaging and other ingredient procurement and our contract packaging business.

Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary, age 47 —Mr. Sanfilippo has been employed by us since 1992. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our non-peanut shelling operations, including plant operations and procurement.

James A. Valentine, Chief Information Officer, age 51 — Mr. Valentine has been employed by us since 1986 and in November 2006 was named our Chief Information Officer. He served as our Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000.

Michael G. Cannon, Senior Vice President, Corporate Operations, age 62 — Mr. Cannon joined us in October 2005 as Senior Vice President of Operations. Previously, he was Vice President of Operations at Sugar Foods Corp., a manufacturer and distributor of food products, from 1995 to October 2005. Mr. Cannon is responsible for the production operations for all of our facilities.

Thomas J. Fordonski, Senior Vice President, Human Resources, age 62 — Mr. Fordonski joined us in August, 2007 as Vice President of Human Resources and was promoted to Senior Vice President of Human Resources in January 2010. Previously, he was Director of Human Resources for Continental AG, a German-based global manufacturer of electronic automotive equipment. Prior to that, Mr. Fordonski was at Motorola,

Incorporated for 25 years, with his career culminating as the Director of Human Resources for the global supply chain in the messaging and cellular communications business. He is responsible for leading the human resources activities and functions.

Walter (Bobby) Tankersley Jr., Senior Vice President, Procurement and Commodity Risk Management, age 63 — Mr. Tankersley has been employed by us since January 2002 and was named Senior Vice President of Procurement and Commodity Risk Management in January 2011. Previously, Mr. Tankersley was Senior Vice President of Industrial Sales. He has over 30 years of experience in the nut industry where he was previously Vice President of Sales & Marketing at the Young Pecan Company and Director of Industrial Sales at the Mauna Loa Macadamia Nut Company. Mr. Tankersley is responsible for procurement of almonds, walnuts, macadamias and pistachios as well as providing commodity analysis, crop forecasts, and consumption trend analysis for various nut commodities.

Frank S. Pellegrino, Senior Vice President, Finance and Corporate Controller, age 41 — Mr. Pellegrino joined us in January 2007 as Director of Accounting and was appointed Corporate Controller in September 2007. In January 2009, he was named Vice President Finance and Corporate Controller. In August 2012, he was promoted to Senior Vice President, Finance. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor, from June 2003 to January 2007. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP, where he was employed from 1996 to 2003. Mr. Pellegrino is responsible for our accounting and finance functions.

Christopher Gardier, Senior Vice President, Consumer Sales, age 55 — Mr. Gardier joined us in May 2010 as Vice President, Consumer Sales. In August 2012, Mr. Gardier was promoted to Senior Vice President, Consumer Sales. Previously, Mr. Gardier was the Vice President Sales for the Snacks Division at The Hain Celestial Group, where he led a national sales team of eight regional managers selling natural and organic salty snack brands. Prior to that, Mr. Gardier was a Customer Vice President, Central Region at Pepperidge Farm for six years, where he led a team of independent biscuit and bakery distributors covering 13 Midwestern states. Prior to that, Mr. Gardier was a Director of National Accounts at Frito Lay for almost five years, where he led a sales and operations team responsible for the mass merchandising channel. Mr. Gardier is responsible for leading our Consumer Sales efforts, including our Fisher, Fisher Nut Exactly and Orchard Valley Harvest brands.

Howard Brandeisky, Senior Vice President, Global Marketing and Customer Solutions, age 54 — Mr. Brandeisky joined us in April 2010 as Vice President, Marketing & Innovation. His role was expanded to include Customer Solutions in March 2011. In October 2013, he was promoted to Senior Vice President, Global Marketing and Customer Solutions. Previously, he was an independent consultant in the food industry for a year. Prior to that, Mr. Brandeisky was at Kraft Foods, Inc. for 24 years, with his career culminating as a Vice President of Marketing. He is responsible for leading the marketing, consumer insights, creative services, and customer solutions activities and functions.

RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS

Mathias A. Valentine, a director of the Company, is (i) the father of Michael J. Valentine, an executive officer and director of the Company, and James A. Valentine, an executive officer of the Company and (ii) the uncle of Jasper B. Sanfilippo, Jr. and Jeffrey T. Sanfilippo, executive officers and directors of the Company, and James J. Sanfilippo, a director of the Company.

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

	Price Range of Common Stock
Year Ended June 25, 2015	High	Low
4th Quarter	$55.91	$41.05
3rd Quarter	$48.66	$34.80
2nd Quarter	$47.99	$30.53
1st Quarter	$32.94	$25.26

	Price Range of Common Stock
Year Ended June 26, 2014	High	Low
4th Quarter	$27.50	$22.28
3rd Quarter	$25.66	$21.20
2nd Quarter	$26.00	$21.07
1st Quarter	$26.29	$19.55

The graph below compares our cumulative five-year total stockholder return on our Common Stock with the cumulative total returns of the Russell 2000 Consumer Staples Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock, in each index (with the reinvestment of all dividends) from June 25, 2010 to June 25, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among John B. Sanfilippo & Son, Inc., the Russell 2000 Index,

and the Russell 2000 Consumer Staples Index

*	$100 invested on June 25, 2010 in stock or index, including reinvestment of dividends.

Indexes calculated on month-end basis.

The information contained in the preceding performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

As of August 12, 2015 there were 50 holders and 17 holders of record of our Common Stock and Class A Stock, respectively.

Under our Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on our common equity. Our current financing agreements allow us to make up to two cash dividends or distributions of our stock totaling no more than $25 million each fiscal year without obtaining consent from our lenders. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Arrangements.”

On October 28, 2014 our Board of Directors declared a cash dividend. A $1.50 special cash dividend was paid to holders of Common Stock and Class A Stock on December 12, 2014. On October 29, 2013, our Board of Directors declared a cash dividend. A $1.50 special cash dividend was paid to holders of Common Stock and Class A Stock on December 5, 2013.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings or spouses of Jasper B. Sanfilippo, Sr. (our former chairman of the board) or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Sr., Mathias A. Valentine or such siblings (other than those who are our executive officers, directors or who have formed a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with either Jasper B. Sanfilippo Sr. or Mathias A. Valentine) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2015 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans

The following table sets forth information as of June 25, 2015, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by stockholders — stock options	25,000	$9.80	916,765
Equity compensation plans approved by stockholders — restricted stock units	228,668	—	916,765
Equity compensation plans not approved by stockholders	—	—	—

Item 6 — Selected Financial Data

The following historical consolidated financial data as of and for the years ended June 25, 2015, June 26, 2014, June 27, 2013, June 28, 2012 and June 30, 2011 was derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations.

Consolidated Statement of Comprehensive Income Data: (dollars in thousands, except per share data)

	Year Ended
	June 25, 2015	June 26, 2014	June 27, 2013	June 28, 2012	June 30, 2011
Net sales	$887,245	$778,622	$734,334	$700,575	$674,212
Cost of sales	755,189	655,757	614,372	593,521	590,021

Gross profit	132,056	122,865	119,962	107,054	84,191
Selling and administrative expenses	80,177	77,510	78,343	74,081	68,273
Gain on sale of assets held for sale, net	—	(1,641)	—	—	—
Goodwill impairment loss	—	—	—	—	5,662

Income from operations	51,879	46,996	41,619	32,973	10,256
Interest expense	3,966	4,354	4,754	5,364	6,444
Rental and miscellaneous expense, net	3,049	2,810	1,569	1,388	1,026

Income before income taxes	44,864	39,832	35,296	26,221	2,786
Income tax expense (benefit)	15,559	13,545	13,536	9,099	(49)

Net income	$29,305	$26,287	$21,760	$17,122	$2,835

Basic earnings per common share	$2.63	$2.38	$2.00	$1.60	$0.27
Diluted earnings per common share	$2.61	$2.36	$1.98	$1.58	$0.26
Cash dividends declared per share	$1.50	$1.50	$1.00	$—	$—

Consolidated Balance Sheet Data: (dollars in thousands)

	June 25, 2015	June 26, 2014	June 27, 2013	June 28, 2012	June 30, 2011
Working capital	$150,205	$137,143	$114,992	$87,110	$65,337
Total assets	431,935	394,611	374,744	371,727	351,788
Long-term debt, less current maturities	32,290	35,666	33,665	36,206	42,430
Total debt	96,819	79,557	74,222	94,778	101,224
Stockholders’ equity	241,278	226,827	215,304	201,013	183,707

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2016 will consist of fifty-three weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2016 are to the fiscal year ending June 30, 2016.

•	References herein to fiscal 2015, fiscal 2014 and fiscal 2013 are to the fiscal years ended June 25, 2015, June 26, 2014 and June 27, 2013, respectively.

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

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, Fisher Nut Exactly and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. We distribute our products in the consumer, commercial ingredients, contract packaging and export distribution channels.

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

We continue to execute portions of this strategy. During fiscal 2015, we experienced distribution gains for our Orchard Valley Harvest brand. The improved distribution drove an increase in sales volume, especially during the third and fourth quarters. In addition, we introduced an innovative snack bite product, Fisher Nut Exactly, to a number of retailers in the third and fourth quarters of fiscal 2015. Sales of Fisher brand products increased approximately 14% over last year. In fiscal 2014, we were recognized as a top supplier by one of our largest commercial ingredient food service customers, and we also won “quality supplier of the year” from one of our largest contract packaging customers. In addition, we continue to develop our Fisher brand business in China by improving our distributor network and leveraging Sanfilippo (Shanghai) Trading Co. Ltd. to support our long-term business strategy.

We face a number of challenges in the future. Specific challenges, among others, include: high tree nut commodity costs (due to the continued high export demand for pecans and walnuts, primarily in China) and intensified competition for market share from both private brand and name brand nut products. We are experiencing increased almond costs and expect this trend to continue into fiscal 2016. Resulting price increases may negatively affect fiscal 2016 sales volume. Although we have been focusing on expanding our sales presence in China, this area continues to be an immaterial part of our total revenues. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our Elgin Site. We expect to maintain our recent level of promotional and advertising activity for our Orchard Valley Harvest and Fisher (including Fisher Nut Exactly) brands. We continue to see domestic sales and volume growth in our Orchard Valley Harvest brand and expect to continue to focus on this portion of our branded business. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part I, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

Annual Highlights

•	Our net sales for fiscal 2015 increased by $108.6 million, or 14.0%, to $887.2 million from net sales of $778.6 million for fiscal 2014.

•	Gross profit increased by $9.2 million; however our gross profit margin, as a percentage of net sales, decreased to 14.9% from 15.8% in fiscal 2014.

•	Total operating expenses for fiscal 2015 increased by $4.3 million; however our operating expenses, as a percentage of net sales, decreased to 9.0% from 9.7% of net sales in fiscal 2014.

•	Diluted earnings per share increased approximately 11% compared to last fiscal year.

•	Our strong financial position allowed us to pay a special cash dividend of $16.8 million in December 2014.

•	The total value of inventories on hand at the end of fiscal 2015 increased by $15.2 million, or 8.3%, in comparison to the total value of inventories on hand at the end of fiscal 2014.

Acquisition costs for tree nuts have increased in the 2014 crop year (which falls into our 2015 fiscal year), and acquisition costs continue to remain at levels that are significantly higher than historical averages. While we completed our procurement of the current year crop of inshell walnuts during the second quarter of fiscal 2015, the total payments to our walnut growers were not determined until the third quarter of fiscal 2015, which is typical. The final prices paid to the walnut growers were based upon current market prices and other factors, such as crop quality. At June 25, 2015 there are no amounts due to walnut growers.

Results of Operations

The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2015 to fiscal 2014 and from fiscal 2014 to fiscal 2013.

	Percentage of Net Sales			Percentage Increase (Decrease)
	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2015 vs. 2014	Fiscal 2014 vs. 2013
Net sales	100.0%	100.0%	100.0%	14.0%	6.0%
Gross profit	14.9	15.8	16.3	7.5	2.4
Selling expenses	5.6	6.2	6.4	2.9	2.4
Administrative expenses	3.4	3.8	4.3	4.4	(6.3)

Fiscal 2015 Compared to Fiscal 2014

Net Sales

Our net sales increased 14.0% to $887.2 million for fiscal 2015 from $778.6 million for fiscal 2014. Sales volume (measured as pounds sold to customers) increased by 5.4% for fiscal 2015 in comparison to sales volume for fiscal 2014. The increase in net sales was attributable to both an 8.1% increase in the weighted average sales price per pound, driven by selling price increases due to higher commodity acquisition costs for most major tree nut types, as well as the aforementioned sales volume increase. Approximately 78% of the total sales volume increase occurred in the consumer distribution channel.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2015	Fiscal 2014
Peanuts	13.7%	15.1%
Pecans	12.7	13.6
Cashews & Mixed Nuts	22.0	18.7
Walnuts	11.0	11.7
Almonds	23.4	22.3
Trail & Snack Mixes	12.0	11.4
Other	5.2	7.2

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2015	Fiscal 2014	Change	Percent Change
Consumer (1)	$529,076	$453,339	$75,737	16.7%
Commercial Ingredients	207,370	193,180	14,190	7.3
Contract Packaging	114,799	98,125	16,674	17.0
Export (2)	36,000	33,978	2,022	6.0

Total	$887,245	$778,622	$108,623	14.0%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 32% and 31% of total consumer channel sales during fiscal 2015 and 2014, respectively.
(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 65% and 60% of total sales in the export channel during fiscal 2015 and fiscal 2014, respectively.

Net sales in the consumer distribution channel increased by 16.7% in dollars and 7.9% in sales volume in fiscal 2015 compared to fiscal 2014. IRi market data from June 2015 indicates that Fisher recipe nuts continue to be the market share leader in the overall recipe nut category, excluding wholesale club sales. Total Fisher brand sales volume increased by 9.7% in fiscal 2015 compared to fiscal 2014 due primarily to higher sales to existing customers. Fisher brand snack nut sales volume increased 14.0% due largely to the distribution of inshell peanuts we regained at a major Fisher snack customer. Fisher recipe nut sales volume increased 4.7% from fiscal 2014, primarily as a result of increased sales to a significant customer. Private brand consumer sales volume increased by 6.6% in fiscal 2015 compared to fiscal 2014 due to an increase in sales of snack nut and trail mix products at two significant customers.

Net sales in the commercial ingredients distribution channel increased by 7.3% in dollars for fiscal 2015, though sales volume was relatively unchanged compared to fiscal 2014. An increase in almond and peanut sales volume to existing customers was nearly offset by lower bulk pecan sales volume as a result of a smaller pecan crop and lower sales volume of macadamia nuts and walnuts due to lost business with customers using these nuts in their products.

Net sales in the contract packaging distribution channel increased by 17.0% in dollars and 8.0% in sales volume in fiscal 2015 compared to fiscal 2014. The increase in sales volume primarily resulted from increased sales of peanut, cashew and mixed nut products to existing customers in this channel.

Net sales in the export distribution channel increased 6.0% in dollars for fiscal 2015, though sales volume decreased 4.6% compared to fiscal 2014. The sales volume decrease was primarily due to a significantly lower supply of bulk inshell walnuts for the export market. The decrease in volume was offset by an 11.0% increase in the weighted average sales price per pound.

Gross Profit

Gross profit increased 7.5% to $132.1 million in fiscal 2015 from $122.9 million in fiscal 2014. Our gross profit margin decreased to 14.9% of net sales for fiscal 2015 from 15.8% for fiscal 2014. The increase in gross profit resulted primarily from increased sales volume. The decline in gross profit margin was primarily due to higher acquisition costs for pecans and almonds, combined with an increase in manufacturing cost mainly related to employee related costs and repair and maintenance expenses.

Operating Expenses

Total operating expenses for fiscal 2015 increased by $4.3 million to $80.2 million due partially to the prior year’s $1.6 million pretax gain on the sale of an Elgin, Illinois site that was formerly owned by the company which did not recur this fiscal year. Operating expenses for fiscal 2015 decreased to 9.0% of net sales from 9.7% of net sales for fiscal 2014 primarily due to a higher net sales base.

Selling expenses for fiscal 2015 were $49.6 million, an increase of $1.4 million, or 2.9%, over the amount recorded for fiscal 2014 due primarily to a $0.7 million increase in marketing and advertising expense and a $0.6 million increase in compensation-related expenses.

Administrative expenses for fiscal 2015 were $30.5 million, an increase of $1.3 million, or 4.4%, from the amount recorded for fiscal 2014 due primarily to a $2.0 million increase in compensation-related expenses, partially offset by, among other things, a decrease in professional expenses of $0.5 million.

Income from Operations

Due to the factors discussed above, our income from our operations was $51.9 million, or 5.8% of net sales, for fiscal 2015, compared to $47.0 million, or 6.0% of net sales, for fiscal 2014.

Interest Expense

Interest expense was $4.0 million for fiscal 2015 compared to $4.4 million for fiscal 2014. The decrease in interest expense was due primarily to lower interest rates for the short-term borrowing facility.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $3.0 million for fiscal 2015 compared to $2.8 million for fiscal 2014. The increase was primarily due to increased maintenance expense on the exterior of the office building located on our Elgin, Illinois campus which was completed during the first half of fiscal 2015.

Income Tax Expense

Income tax expense was $15.6 million, or 34.7% of income before income taxes, for fiscal 2015 compared to $13.5 million, or 34.0% of income before income taxes for fiscal 2014. The increase in the effective tax rate of fiscal 2015 is primarily due to the fiscal 2014 tax benefit of losses realized when the Company divested its equity investment in ARMA Energy, Inc. (“AEI”) and cancelled a secured promissory note due from AEI in fiscal 2014 which did not recur this fiscal year.

Net Income

Net income was $29.3 million, or $2.63 basic and $2.61 diluted per common share, for fiscal 2015, compared to $26.3 million, or $2.38 basic and $2.36 diluted per common share, for fiscal 2014, due to the factors discussed above.

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

Product Type	Fiscal 2014	Fiscal 2013
Peanuts	15.1%	18.2%
Pecans	13.6	15.9
Cashews & Mixed Nuts	18.7	19.4
Walnuts	11.7	12.0
Almonds	22.3	16.5
Other	18.6	18.0

Total	100.0%	100.0%

For both fiscal 2014 and fiscal 2013, the largest component of the “Other” product type was trail and snack mixes which include nut products.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2014	Fiscal 2013	Change	Percent Change
Consumer (1)	$453,339	$436,228	$17,111	3.9%
Commercial Ingredients	193,180	177,774	15,406	8.7
Contract Packaging	98,125	85,940	12,185	14.2
Export (2)	33,978	34,392	(414)	(1.2)

Total	$778,622	$734,334	$44,288	6.0%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 31% and 30% of total consumer channel sales during fiscal 2014 and 2013, respectively.
(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 60% and 58% of total sales in the export channel during fiscal 2014 and fiscal 2013, respectively.

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

Distribution was regained with this specific customer at the beginning of the fourth quarter of 2014. As a result of our category management and innovation efforts, sales volume of private brand snack nuts and trail mixes increased by 9.1% in fiscal 2014 compared to fiscal 2013. The above noted increase in sales volume in the consumer distribution channel was offset in part by a volume decline for cashews, primarily due to lost distribution with a major private brand customer in the first half of the fiscal year 2014 that was regained in the latter part of the fourth quarter of fiscal 2014.

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

Gross Profit

Gross profit increased 2.4% to $122.9 million in fiscal 2014 from $120.0 million in fiscal 2013. Our gross profit margin decreased to 15.8% of net sales for fiscal 2014 from 16.3% for fiscal 2013. The increase in gross profit came primarily from increased sales volume. The decline in gross profit margin mainly occurred as a result of competitive pricing pressures that existed in the first two quarters of fiscal 2014, and the delay in implementing selling price increases for almonds, mixed nuts and walnuts until the third quarter of fiscal 2014. The decline in gross profit margin was partially offset by our ongoing continuous improvement efforts which led to meaningful manufacturing efficiency gains in the fiscal year 2014. The savings from these efforts allowed us to fund increases in direct labor wage rates in the latter part of the 2014 fiscal year.

Operating Expenses

Operating expenses for fiscal 2014 decreased to 9.7% of net sales from 10.7% of net sales for fiscal 2013. This decrease is due in part to the $1.6 million pre-tax gain on the sale of the Old Elgin Site (as defined below) that occurred in the second quarter of fiscal 2014, combined with a higher level of net sales.

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

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $2.8 million for fiscal 2014 compared to $1.6 million for fiscal 2013. This change was primarily due to increased maintenance expense on the exterior of our office building in Elgin, Illinois. This maintenance project was approximately 40% completed in fiscal 2014.

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

Liquidity and Capital Resources

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, make capital improvements, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 that provides a revolving loan commitment and letter of credit subfacility (as amended, the “Credit Facility”). We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility due to our improved financial performance in the past have allowed us to consummate business acquisitions, devote more funds to promote our products, (especially our Fisher and Orchard Valley Harvest brands), develop new products, pay special cash dividends in December 2012, December 2013 and December 2014, and explore other growth strategies outlined in our Strategic Plan, which includes expansion into existing markets and international markets such as China.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the last three fiscal years:

	June 25, 2015	June 26, 2014	2015 to 2014 $ Change	June 27, 2013
Operating activities	$13,933	$11,950	$1,983	$35,753
Investing activities	(14,281)	(2,056)	(12,225)	(6,379)
Financing activities	410	(8,844)	9,254	(30,999)

Total cash flow	$62	$1,050	$(988)	$(1,625)

Operating Activities. Cash provided by operating activities was $13.9 million in fiscal 2015, an increase of $2.0 million compared to fiscal 2014. This increase is due primarily to increased net income. The impact on operating cash flows from the net changes in fiscal 2015 working capital was comparable to the prior year.

Net accounts receivable were $75.6 million at June 25, 2015, an increase of $19.8 million, or 35.5%, from the balance at June 26, 2014. The increase in net accounts receivable is due primarily to higher dollar sales in the month of June 2015 than in the month of June 2014 and a slightly higher amount of days-sales outstanding.

Total inventories were $198.0 million at June 25, 2015, an increase of $15.2 million, or 8.3%, from the inventory balance at June 26, 2014. This increase is due primarily to increased costs and quantities of finished goods and work-in-process inventories. The increase in quantities of finished goods and work-in-process inventories was a result of building pecan inventories in preparation for production line upgrades that were implemented near the end of fiscal 2015. The increase in the costs of these inventory items were primarily attributable to increased acquisition costs for pecans, almonds and cashews.

The weighted average cost per pound of raw nut and dried fruit input stocks on hand at June 25, 2015 increased by 36.5% compared to June 26, 2014 due to higher acquisition costs for pecans, almonds and cashews combined with a large decline in quantity of lower cost peanut input stocks. Pounds of raw nut input stocks on hand at the end of June 25, 2015 decreased by 14.7 million pounds, or 25.5%, when compared to the quantity of raw nut input stocks on hand at June 26, 2014, due primarily to the above noted decrease in peanuts on hand. The weighted average cost per pound of finished goods on hand at June 25, 2015 increased by 5.8% over the weighted average cost per pound of finished goods on hand at June 26, 2014 primarily due to the above noted increased acquisition costs.

Cash provided by operating activities was $11.9 million in fiscal 2014, a decrease of $23.8 million compared to fiscal 2013. This decline was due primarily to the negative cash flow impact of changes in certain working capital items, primarily accounts receivable and inventory. The accounts receivable decrease was a result of an unfavorable change of $6.6 million from fiscal 2013, due primarily to higher sales in the month of June 2014 compared to June 2013. Our nut commodity purchases were $56.7 million higher during fiscal 2014 than fiscal 2013 due mainly to higher nut acquisition costs among several nut commodities, primarily walnuts, almonds and pecans.

Total inventories were $182.8 million at June 26, 2014, an increase of $24.1 million, or 15.2%, from the inventory balance at June 27, 2013. This increase was due primarily to a $17.8 million increase in raw nut input stocks which was primarily attributable to increased quantities of peanuts, walnuts and almonds coupled with significantly higher acquisition costs for walnuts, almonds and pecans. Pounds of finished goods on hand increased by 8.6%, or $4.1 million, at June 26, 2014 compared to June 27, 2013 to support increasing sales volume.

The weighted average cost per pound of raw nut input stocks on hand at June 26, 2014 was relatively unchanged compared to June 27, 2013 as the increase in the cost of tree nut input stocks on hand was fully offset by a considerable shift in quantity on hand to lower cost peanuts. Pounds of raw nut input stocks on hand at the end of June 26, 2014 increased by 9.9 million pounds, or 21.2%, when compared to the quantity of raw nut input stocks on hand at June 27, 2013. The weighted average cost per pound of finished goods on hand at June 26, 2014 increased by 4.5% over the weighted average cost per pound of finished goods on hand at June 27, 2013.

Investing Activities. Cash used in investing activities was $14.3 million in fiscal 2015. Capital expenditures accounted for a $14.4 million use of cash in fiscal 2015. Partially offsetting this use of cash was $0.1 million of proceeds from disposition of assets.

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

We expect total capital expenditures for equipment purchases and upgrades, facility maintenance and food safety enhancements for fiscal 2016 to be approximately $15 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Financing Activities. Cash provided by financing activities was $0.4 million during fiscal 2015. We paid a $16.8 million special dividend in December 2014. We repaid $3.3 million of long-term debt during fiscal 2015, $3.0 million of which was related to the Mortgage Facility (as defined below). Offsetting these uses of cash was a net increase in borrowings outstanding under our Credit Facility of $20.6 million during fiscal 2015 which occurred in part as a result of the increase in inventory.

Cash used in financing activities was $8.8 million during fiscal 2014. We paid a $16.6 million special dividend in December 2013. We repaid $3.3 million of long-term debt during fiscal 2014, $3.0 million of which was related to the Mortgage Facility. Partially offsetting these uses of cash was a net increase in borrowings outstanding under our Credit Facility of $8.7 million during fiscal 2014 which occurred in part as a result of the above noted increase in inventory.

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

Credit Facility

The Credit Facility, as amended, is secured by substantially all of our assets other than machinery and equipment, real property, and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”).

On December 16, 2013, we entered into a Consent and Fifth Amendment to the Credit Facility which permitted the Company to form and invest in a wholly-owned Chinese subsidiary, Sanfilippo (Shanghai) Trading Co. Ltd., and made technical modifications to definitions.

On September 30, 2014, we entered into the Sixth Amendment to the Credit Facility (the “Sixth Amendment”) which extended the maturity date of the Credit Facility from July 15, 2016 to July 15, 2019 and reduced the interest rates charged for ordinary course and letter of credit borrowings. The revolving loan commitment amount did not change. In addition, the Sixth Amendment allows the Company to, without obtaining Bank Lender consent, (i) make up to two cash dividends or distributions on our stock each fiscal year, or (ii) purchase, acquire, redeem or retire stock in any fiscal year, in any case, in an amount not to exceed $25.0 million, individually or in the aggregate, as long as the excess availability under the Credit Facility remains over $30.0 million after giving effect to any such dividend, distribution, purchase or redemption. The Sixth Amendment also increased the amount of permitted acquisitions from $50.0 million to $100.0 million and removed the annual limit on capital expenditures.

As of June 25, 2015, the weighted average interest rate for the Credit Facility was 2.00%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions, certain sales of assets, cash dividends, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 25, 2015, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 25, 2015, we had $51.7 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. As mentioned above, such interest rate may be reset by the Mortgage Lender on the Tranche A Reset Date. Monthly principal payments in the amount of $0.2 million commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest, as reset on March 1, 2014, at a floating rate of the greater of (i) one month LIBOR plus 3.75% per annum or (ii) 4.50%, payable monthly (the “Floating Rate”). The margin on such Floating Rate may be reset by the Mortgage Lender on each Tranche B Reset Date; provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on or after March 1, 2016. Monthly principal payments in the amount of $0.1 million commenced on June 1, 2008. We do not currently anticipate that any change in the Floating Rate or the underlying index will have a material adverse effect upon our business, financial condition or results of operations for fiscal 2016.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 25, 2015, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $16.6 million of Tranche A has been classified as long-term debt as of June 25, 2015 which represents scheduled principal payments that are due beyond twelve months. As of the second quarter of fiscal 2014, amounts outstanding under Tranche B are no longer classified entirely as short-term debt since the Mortgage Lender waived its option to use the proceeds from the sale of the Old Elgin Site, which in part served as collateral for the Mortgage Facility, to reduce the amount outstanding under Tranche B. Therefore, $4.2 million of Tranche B has been classified as long-term debt as of June 25, 2015 which represents scheduled principal payments that are due beyond twelve months.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of June 25, 2015, $11.9 million of the debt obligation was outstanding.

Off-Balance Sheet Arrangements

As of June 25, 2015, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Cash Obligations

At June 25, 2015, we had the following contractual cash obligations for long-term debt (including scheduled interest payments), operating leases, the Credit Facility, purchase obligations, retirement plans and other long-term liabilities (amounts in this subsection in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$54,040	$6,024	$11,419	$10,578	$26,019
Minimum operating lease commitments	4,217	1,516	2,115	570	16
Revolving credit facility borrowings	61,153	61,153	—	—	—
Purchase obligations (2)	176,821	176,821	—	—	—
Retirement plans (3)	18,538	653	1,298	1,264	15,323

Total contractual cash obligations	$314,769	$246,167	$14,832	$12,412	$41,358

(1)	Interest obligations on floating rate debt instruments are calculated using interest rates in effect at June 25, 2015. See Note 5 of the Notes to Consolidated Financial Statements for further detail on the Company’s long-term debt obligations.
(2)	The purchase obligations represent $176,821 of inventory purchases.
(3)	Represents projected retirement obligations. See Note 11 and Note 12 of the Notes to Consolidated Financial Statements for further details.

Our other long term liabilities in the consolidated balance sheet at June 25, 2015 include unrecognized tax benefits, and the related interest and penalties totaling $333. At this time, we are unable to make a reasonably reliable estimate of the timing of cash payments, or if any cash payments will be required at all. Therefore, these amounts are not included in the above contractual obligations table.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. We sell our products under some arrangements, which include customer contracts that fix the sales price for periods, which typically can be up to one year for some commercial ingredient customers, and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and some commercial ingredient users. Reserves for these programs are established based upon the terms of specific arrangements. Revenues are recorded net of rebates and promotion and marketing allowances. Revenues are also recorded net of expected customer deductions which are provided for based upon past experiences. While customers do have the right to return products, past experience has demonstrated that product returns have generally been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances. Evaluating these estimates requires our management’s judgment, and changes in our assumptions could impact the amount recorded for our sales, cost of sales and net income.

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

We enter into walnut purchase agreements with growers typically in our first fiscal quarter, under which they deliver their walnut crop to us during the fall harvest season (which typically occurs in our first and second fiscal quarters), and pursuant to our walnut purchase agreements, we determine the final price for this inventory after receipt and typically by the end of our third fiscal quarter. Since the ultimate purchase price to be paid is determined subsequent to receiving the walnut crop, we typically estimate the final purchase price for our first and second quarter interim financial statements. Any such changes in estimates, which could be significant, are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory has been sold. Changes in estimates may affect the ending inventory balances, as well as gross profit. There were no significant adjustments recorded in any of the periods presented.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of June 25, 2015 and June 26, 2014, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $333 and $263, respectively. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax expense caption in the Consolidated Statement of Comprehensive Income.

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 25, 2015, we believe that our deferred tax assets are fully realizable, except for $175 of net basis differences for which we have provided a valuation allowance.

Retirement Plan

In order to measure the annual expense and calculate the liability associated with our retirement plan, management must make a variety of estimates including, but not limited to, discount rates, compensation increases and anticipated mortality rates. The estimates used by management are based on our historical experience as well as current facts and circumstances. We use a third-party specialist to assist management in appropriately measuring the expense associated with this employment-related benefit. Different estimates used by management could result in us recognizing different amounts of expense over different periods of time.

We recognize net actuarial gains or losses in excess of 10% of the plan’s projected benefit obligation (“the corridor”) into current period expense over the average remaining expected service period of active participants.

One significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year-end measurement date) for our plan based upon a hypothetical corporate bond portfolio for which the cash flows match the year-by-year projected benefit cash flows for our pension plan. The hypothetical bond portfolio is comprised of high-quality fixed income debt securities (usually Moody’s Aa3 or higher) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 4.37% for fiscal 2015, 4.90% for fiscal 2014, and 4.17% for fiscal 2013. A 25 basis point increase or decrease in our discount rate assumption for fiscal 2015 would have resulted in an immaterial change in our pension expense for fiscal 2015. For our year-end pension obligation determination, we selected discount rates of 4.63% and 4.37% for fiscal years 2015 and 2014, respectively.

The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. We determine this assumption based on our long-term plans for compensation increases and current economic conditions. Based on this information, we selected 4.5% for both fiscal years

2015 and 2014 as the rate of compensation increase for determining our year-end pension obligation. We also used 4.5% for the rate of compensation increase for determination of pension expense for each of fiscal years 2015, 2014, and 2013.

In October 2014, The Society of Actuaries’ Retirement Plan Experience Committee published new mortality tables and recommended their use for the measurement of U.S. pension plan obligations. With the assistance of our third-party actuary, in measuring our pension obligation as of June 25, 2015, we incorporated revised assumptions that generally reflect the mortality improvement inherent in these new tables which resulted in an actuarial loss of $2,150.

Recent Accounting Pronouncements

Refer to Note 1 — “Significant Accounting Policies” of the Notes to Consolidated Financial Statements, contained in Part II, Item 8 of this Form 10-K, for a discussion of recently issued accounting pronouncements.

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

Approximately 27% of the dollar value of our total nut purchases for fiscal 2015 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country or to other major foreign currencies such as the euro.

We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility; because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had less than a $0.1 million impact on our net income and cash flows from operating activities for fiscal 2015. In addition, the fixed interest rate on our Mortgage Facility resets in the future.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiaries at June 25, 2015 and June 26, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 25, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 21, 2015

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 25, 2015 and June 26, 2014

(dollars in thousands, except per share amounts)

	June 25, 2015	June 26, 2014
ASSETS
CURRENT ASSETS:
Cash	$1,946	$1,884
Accounts receivable, less allowances of $2,966 and $3,210, respectively	75,635	55,800
Inventories	197,997	182,830
Deferred income taxes	4,264	3,484
Prepaid expenses and other current assets	4,468	5,376

TOTAL CURRENT ASSETS	284,310	249,374

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285
Buildings	104,016	102,796
Machinery and equipment	178,936	170,694
Furniture and leasehold improvements	4,363	4,363
Vehicles	397	468
Construction in progress	2,868	2,901

	299,865	290,507
Less: Accumulated depreciation	189,671	181,684

	110,194	108,823
Rental investment property, less accumulated depreciation of $8,055 and $7,262, respectively	20,839	21,631

TOTAL PROPERTY, PLANT AND EQUIPMENT	131,033	130,454

OTHER LONG TERM ASSETS:
Cash surrender value of officers’ life insurance and other assets	10,332	8,811
Deferred income taxes	3,181	726
Intangible assets, net	3,079	5,246

TOTAL ASSETS	$431,935	$394,611

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 25, 2015 and June 26, 2014

(dollars in thousands, except per share amounts)

	June 25, 2015	June 26, 2014
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$61,153	$40,542
Current maturities of long-term debt, including related party debt of $376 and $348, respectively	3,376	3,349
Accounts payable, including related party payables of $241 and $232, respectively	45,722	44,907
Book overdraft	1,037	2,414
Accrued payroll and related benefits	14,847	13,099
Other accrued expenses	7,970	7,920

TOTAL CURRENT LIABILITIES	134,105	112,231

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $11,540 and $11,916, respectively	32,290	35,666
Retirement plan	17,885	14,372
Other	6,377	5,515

TOTAL LONG-TERM LIABILITIES	56,552	55,553

TOTAL LIABILITIES	190,657	167,784

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,663,480 and 8,569,105 shares issued, respectively	86	85
Capital in excess of par value	111,540	108,305
Retained earnings	135,664	123,118
Accumulated other comprehensive loss	(4,834)	(3,503)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	241,278	226,827

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$431,935	$394,611

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 25, 2015, June 26, 2014 and June 27, 2013

(dollars in thousands, except per share amounts)

	Year Ended June 25, 2015	Year Ended June 26, 2014	Year Ended June 27, 2013
Net sales	$887,245	$778,622	$734,334
Cost of sales	755,189	655,757	614,372

Gross profit	132,056	122,865	119,962

Operating expenses:
Selling expenses	49,646	48,258	47,112
Administrative expenses	30,531	29,252	31,231
Gain on sale of assets held for sale, net	—	(1,641)	—

Total operating expenses	80,177	75,869	78,343

Income from operations	51,879	46,996	41,619

Other expense:
Interest expense including $1,110, $1,136 and $1,161 to related parties, respectively	3,966	4,354	4,754
Rental and miscellaneous expense, net	3,049	2,810	1,569

Total other expense, net	7,015	7,164	6,323

Income before income taxes	44,864	39,832	35,296
Income tax expense	15,559	13,545	13,536

Net income	29,305	26,287	21,760
Other comprehensive (loss) income, net of tax:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	584	534	574
Net actuarial (loss) gain arising during the period	(1,915)	(873)	589

Other comprehensive (loss) income, net of tax	(1,331)	(339)	1,163

Comprehensive income	$27,974	$25,948	$22,923

Net income per common share — basic	$2.63	$2.38	$2.00

Net income per common share — diluted	$2.61	$2.36	$1.98

Cash dividends declared per share	$1.50	$1.50	$1.00

Weighted average shares outstanding — basic	11,150,658	11,033,310	10,863,064

Weighted average shares outstanding — diluted	11,248,259	11,132,347	10,992,997

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 25, 2015, June 26, 2014 and June 27, 2013

(dollars in thousands)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance, June 28, 2012	2,597,426	$26	8,282,705	$83	$103,876	$102,559	$(4,327)	$(1,204)	$201,013
Net income						21,760			21,760
Cash dividends ($1.00 per common share)						(10,889)			(10,889)
Pension liability amortization, net of income tax expense of $383							574		574
Pension liability adjustment, net of income tax expense of $390							589		589
Equity award exercises			157,704	1	1,340				1,341
Stock-based compensation expense					916				916

Balance, June 27, 2013	2,597,426	$26	8,440,409	$84	$106,132	$113,430	$(3,164)	$(1,204)	$215,304
Net income						26,287			26,287
Cash dividends ($1.50 per common share)						(16,599)			(16,599)
Pension liability amortization, net of income tax expense of $355							534		534
Pension liability adjustment, net of income tax benefit of $581							(873)		(873)
Equity award exercises			128,696	1	1,057				1,058
Stock-based compensation expense					1,116				1,116

Balance, June 26, 2014	2,597,426	$26	8,569,105	$85	$108,305	$123,118	$(3,503)	$(1,204)	$226,827
Net income						29,305			29,305
Cash dividends ($1.50 per common share)						(16,759)			(16,759)
Pension liability amortization, net of income tax expense of $373							584		584
Pension liability adjustment, net of income tax benefit of $1,224							(1,915)		(1,915)
Equity award exercises			94,375	1	1,283				1,284
Stock-based compensation expense					1,952				1,952

Balance, June 25, 2015	2,597,426	$26	8,663,480	$86	$111,540	$135,664	$(4,834)	$(1,204)	$241,278

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 25, 2015, June 26, 2014 and June 27, 2013

(dollars in thousands)

	Year Ended June 25, 2015	Year Ended June 26, 2014	Year Ended June 27, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,305	$26,287	$21,760
Depreciation and amortization	16,284	16,278	16,717
Loss (gain) on disposition of properties, net	100	(1,526)	(575)
Deferred income tax (benefit) expense	(2,384)	567	(947)
Stock-based compensation expense	1,952	1,105	905
Change in assets and liabilities, net of business acquired:
Accounts receivable, net	(19,862)	(6,231)	358
Inventories	(15,167)	(24,124)	(12,322)
Prepaid expenses and other current assets	(1,587)	1,136	(805)
Accounts payable	307	616	10,527
Accrued expenses	1,798	(2,434)	(2,696)
Income taxes receivable/payable	2,495	(1,669)	(754)
Other long-term liabilities	862	1,153	3,356
Other long-term assets	(1,541)	(400)	(1,106)
Other, net	1,371	1,192	1,335

Net cash provided by operating activities	13,933	11,950	35,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,392)	(9,928)	(7,207)
Proceeds from disposition of assets	90	7,879	993
Other	21	(7)	(165)

Net cash used in investing activities	(14,281)	(2,056)	(6,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	339,684	304,910	313,059
Repayments of revolving credit borrowings	(319,073)	(296,235)	(327,040)
Principal payments on long-term debt	(3,349)	(3,340)	(6,575)
(Decrease) increase in book overdraft	(1,377)	1,362	(895)
Dividends paid	(16,759)	(16,599)	(10,889)
Proceeds from the exercise of stock options	643	616	1,219
Tax benefit of equity award exercises	641	442	122

Net cash provided by (used in) financing activities	410	(8,844)	(30,999)

NET INCREASE (DECREASE) IN CASH	62	1,050	(1,625)
Cash, beginning of period	1,884	834	2,459

Cash, end of period	$1,946	$1,884	$834

Supplemental disclosures of cash flow information:
Interest paid	$3,760	$4,046	$4,131
Income taxes paid, excluding refunds of $548, $292, and $14, respectively	15,288	14,366	15,135

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation and Description of Business

Our consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc., and our wholly-owned subsidiaries, JBSS Real Estate, LLC, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2016 will consist of fifty-three weeks. The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, Fisher Nut Exactly and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. Our products are sold through the major distribution channels to significant buyers of nuts, including food retailers, commercial ingredient users, contract packaging customers and international customers.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for customer deductions, the quantity of bulk inventories, the evaluation of recoverability of long-lived assets, the assumptions used in estimating the retirement plan liability and pension expense, and the realizability of deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major improvements that extend the useful life, add capacity or add functionality are capitalized and charged to expense through depreciation. Repairs and maintenance costs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss is recognized currently in operating income.

Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 25, 2015	Year Ended June 26, 2014	Year Ended June 27, 2013
Depreciation expense	$14,117	$13,649	$13,648

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives
Buildings	10 to 40 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 5 years

No interest costs were capitalized for the last three fiscal years due to the lack of any significant project requiring such capitalization.

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

Deferred Financing Costs

Deferred financing costs are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified in interest expense in the consolidated statement of comprehensive income, was as follows for the last three fiscal years:

	Year ended June 25, 2015	Year ended June 26, 2014	Year ended June 27, 2013
Amortization of deferred financing costs	$227	$329	$442

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

The net rental expense from the office building is included in the caption “Rental and miscellaneous expense, net”. Gross rental income and rental (expense), net for the last three fiscal years are as follows:

	Year ended June 25, 2015	Year ended June 26, 2014	Year ended June 27, 2013
Gross rental income	$1,792	$1,697	$1,671
Rental (expense), net	(3,062)	(2,798)	(1,495)

Expected future gross rental income under operating leases within the office building is as follows for the fiscal years ending:

June 30, 2016	$1,898
June 29, 2017	1,913
June 28, 2018	1,583
June 27, 2019	1,470
June 25, 2020	1,389
Thereafter	5,816

$14,069

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

Level 1 —	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities.

Level 2 —	Observable inputs other than quoted prices in active markets. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3 —	Unobservable inputs for which there is little or no market data available.

The carrying values of cash, trade accounts receivable and accounts payable approximate their fair values at June 25, 2015 and June 26, 2014 because of the short-term maturities and nature of these balances.

The carrying value of our Credit Facility (as defined in Note 4 in the Notes to Consolidated Financial Statements “Revolving Credit Facility” below) borrowings approximates fair value at June 25, 2015 and June 26, 2014 because interest rates on this instrument approximate current market rates (Level 2 criteria), the short term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The following table summarizes the carrying value and fair value estimate of our long term debt, including current maturities:

	June 25, 2015	June 26, 2014
Carrying value of long-term debt:	$35,666	$39,015
Fair value of long-term debt:	39,377	43,091

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

Segment Reporting

We operate in a single reportable and operating segment that consists of selling various nut and nut related products through multiple distribution channels.

Significant Customers and Concentration of Credit Risk

The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. We are subject to concentrations of credit risk, primarily in trade accounts receivable, and we attempt to mitigate this risk through our credit evaluation process, collection terms and through geographical dispersion of sales. Sales to two customers each exceeded 10% of net sales during fiscal 2015. In fiscal 2014 and 2013, three customers each exceeded 10% of net sales. Sales to these customers represented approximately 39%, 46% and 48% of our net sales in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Net accounts receivable from these customers were 33% and 55% of net accounts receivable at June 25, 2015 and June 26, 2014, respectively.

Promotion, Marketing and Advertising Costs

Promotion allowances, customer rebates and marketing allowances are recorded at the time revenue is recognized and are reflected as reductions in sales. Annual volume rebates are estimated based upon projected volumes for the year, while promotion and marketing allowances are recorded based upon terms of the actual arrangements. Coupon incentive costs are accrued based on an estimate of redemptions to occur.

The majority of marketing costs and substantially all advertising costs are incurred to promote and support branded products in the consumer distribution channel. These costs are generally expensed as incurred, recorded in selling expenses, and were as follows for the last three fiscal years:

	Year ended June 25, 2015	Year ended June 26, 2014	Year ended June 27, 2013
Marketing and advertising expense	$11,069	$10,330	$10,928

Shipping and Handling Costs

Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. Shipping and handling costs for the last three fiscal years were as follows:

	Year ended June 25, 2015	Year ended June 26, 2014	Year ended June 27, 2013
Shipping and handling costs	$17,699	$17,895	$15,801

Research and Development Expenses

Research and development expense represents the cost of our research and development personnel and their related expenses and is charged to selling expenses as incurred. Research and development expenses for the last three fiscal years were as follows:

	Year ended June 25, 2015	Year ended June 26, 2014	Year ended June 27, 2013
Research and development expense	$979	$882	$1,233

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of ASC 718 by calculating compensation cost based on the grant date fair value. We then amortize compensation expense over the vesting period. We estimate the fair value of each stock option on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables) discounted by an estimated forfeiture rate. The grant date fair value of RSUs is generally determined based on the market price of our Common Stock on the date of grant.

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

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 25, 2015, we believe that our deferred tax assets are fully realizable, except for $175 of net basis differences for which we have provided a valuation allowance.

Earnings per Share

Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock.

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	Year ended June 25, 2015	Year ended June 26, 2014	Year ended June 27, 2013
Weighted average number of shares outstanding — basic	11,150,658	11,033,310	10,863,064
Effect of dilutive securities:
Stock options and restricted stock units	97,601	99,037	129,933

Weighted average number of shares outstanding — diluted	11,248,259	11,132,347	10,992,997

The following table presents a summary of anti-dilutive stock options and restricted stock units excluded from the computation of diluted earnings per share:

	Year ended June 25, 2015	Year ended June 26, 2014	Year ended June 27, 2013
Weighted average number of anti-dilutive shares:	—	15,153	41,375
Weighted average exercise price:	$—	$25.36	$18.46

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

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11 “Inventory (Topic 330) Simplifying the Measurement of Inventory”. This update applies to inventory measured using first-in, first-out or average cost and requires inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update will be effective for the Company beginning in fiscal year 2018 with prospective application required. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact to its consolidated balance sheets.

In April 2015, the FASB issued ASU No. 2015-03 “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs”. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This new guidance does not address presentation or subsequent measurement of debt issue costs related to line of credit arrangements. In August 2015, the FASB issued ASU No. 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which amends Subtopic 835-30 and indicates the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This update will be effective for the Company beginning in fiscal year 2017. Early adoption is permitted. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact to its consolidated balance sheets.

In January 2015, the FASB issued ASU No. 2015-01 “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This update eliminates the concept of extraordinary items from GAAP. Currently, if an event or transaction is both unusual in nature and infrequent in occurrence an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after continuing operations. Applicable income taxes and earnings per share data is also required to be disclosed. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This update will be effective for the Company beginning in fiscal year 2017. This update can be adopted either retrospectively to each prior reporting period presented, or prospectively. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements — Going Concern (Topic 205-40)”. The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not expect the adoption of this guidance in fiscal 2017 to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers, Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 for one year. Consequently, this new revenue recognition guidance will be effective for the Company beginning in fiscal year 2019. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The Company is currently assessing the impact of this new guidance on our financial position, results of operations and cash flows.

NOTE 2 — INVENTORIES

Inventories consist of the following:

	June 25, 2015	June 26, 2014
Raw material and supplies	$58,704	$68,196
Work-in-process and finished goods	139,293	114,634

	$197,997	$182,830

The previously reported balance of raw material and supplies at June 26, 2014 incorrectly included $21,221 of certain nut meats that should have been classified as work-in-process and finished goods. The current presentation reflects this correction and there is no impact on our consolidated financial statements.

NOTE 3 — INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following:

	June 25, 2015	June 26, 2014
Customer relationships	$10,600	$10,600
Non-compete agreement	5,400	5,400
Brand names	8,090	8,090

Total intangible assets, gross	24,090	24,090

	June 25, 2015	June 26, 2014
Less accumulated amortization:
Customer relationships	(7,717)	(6,203)
Non-compete agreement	(5,204)	(4,582)
Brand names	(8,090)	(8,059)

Total accumulated amortization	(21,011)	(18,844)

Net intangible assets	$3,079	$5,246

Customer relationships and the non-compete agreement relate wholly to the Orchard Valley Harvest (“OVH”) acquisition completed in fiscal 2010. Customer relationships are being amortized on a straight line basis over seven years. The non-compete agreement is being amortized based upon the expected pattern of cash flow annual benefit over a five year period. The brand name consists primarily of the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name became fully amortized in fiscal 2011. The remainder of the brand name relates to the OVH acquisition which became fully amortized in fiscal 2015.

Total amortization expense related to intangible assets, which is classified in administrative expense in the consolidated statement of comprehensive income, was as follows for the last three fiscal years:

	Year ended June 25, 2015	Year ended June 26, 2014	Year ended June 27, 2013
Amortization of intangible assets	$2,167	$2,629	$3,069

Expected amortization expense for the next five fiscal years is as follows:

Fiscal year ending
June 30, 2016	$1,710
June 29, 2017	1,369
June 28, 2018	—
June 27, 2019	—
June 25, 2020	—

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

On September 30, 2014, we entered into the Sixth Amendment to Credit Facility (the “Sixth Amendment”) which extended the maturity date of the Credit Facility from July 15, 2016 to July 15, 2019 and reduced the interest rates charged for ordinary course and letter of credit borrowings. The revolving loan commitment amount did not change. In addition, the Sixth Amendment allows the Company to, without obtaining Bank Lender consent, (i) make up to two cash dividends or distributions on our stock each fiscal year, or (ii) purchase, acquire, redeem or retire stock in any fiscal year, in any case, in an amount not to exceed $25,000, individually or in the aggregate, as long as the excess availability under the Credit Facility remains over $30,000 after giving effect to any such dividend, distribution, purchase or redemption. The Sixth Amendment also increased the amount of permitted acquisitions from $50,000 to $100,000 and removed the annual limit on capital expenditures. The Credit Facility is secured by substantially all our assets other than real property and fixtures.

The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”).

At June 25, 2015 and June 26, 2014, the weighted average interest rate for the Credit Facility was 2.00% and 2.13%, respectively. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 25, 2015, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 25, 2015, we had $51,747 of available credit under the Credit Facility which reflects borrowings of $61,153 and reduced availability as a result of $4,600 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 25, 2015	June 26, 2014
Mortgage Facility (“Tranche A”), collateralized by real property, due in monthly principal installments of $200 plus interest at 7.63% per annum through February 2023 with a final principal payment of $600 on March 1, 2023	$19,000	$21,400
Mortgage Facility (“Tranche B”), collateralized by real property, due in monthly principal installments of $50 plus interest at the greater of one month LIBOR plus 3.75% per annum or 4.50% through February 2023 with a final principal payment of $150 on March 1, 2023	4,750	5,350
Selma, Texas facility financing obligation to related parties, due in monthly installments of $121 through September 1, 2031	11,916	12,264
Other	—	1

	35,666	39,015
Less: Current maturities	(3,376)	(3,349)

Total long-term debt	$32,290	$35,666

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110,000 and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 25, 2015, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenants in the Mortgage Facility for the foreseeable future and therefore $16,600 of Tranche A and $4,150 of Tranche B have been classified as long-term debt which represent scheduled principal payments that are due twelve months beyond June 25, 2015.

In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby the $14,300 was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. The balance of the debt obligation outstanding at June 25, 2015 was $11,916.

Aggregate maturities of long-term debt are as follows for the fiscal years ending:

June 30, 2016	$3,376
June 29, 2017	3,407
June 28, 2018	3,441
June 27, 2019	3,477
June 25, 2020	3,516
Thereafter	18,449

$35,666

NOTE 6 — INCOME TAXES

The provision for income taxes is based entirely on income before income taxes earned in the United States, and is as follows for the last three fiscal years:

	For the Year Ended:
	June 25, 2015	June 26, 2014	June 27, 2013
Current:
Federal	$15,916	$11,274	$12,405
State	2,027	1,704	2,078

Total current	17,943	12,978	14,483

Deferred:
Deferred federal	(2,589)	375	(1,205)
Deferred state	205	192	258

Total deferred	(2,384)	567	(947)

Total income tax expense	$15,559	$13,545	$13,536

The reconciliations of income taxes at the statutory federal income tax rate to income taxes reported in the Consolidated Statements of Comprehensive Income for the last three fiscal years are as follows:

	June 25, 2015	June 26, 2014	June 27, 2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4	3.3	4.5
Research and development tax credit	(0.1)	(0.1)	(0.2)
Domestic manufacturing deduction	(3.4)	(2.7)	(3.4)
Change in valuation allowance	—	(1.4)	2.0
Other	(0.2)	(0.1)	0.4

Effective tax rate	34.7%	34.0%	38.3%

The effective tax rate of fiscal 2013 was impacted by an $815 valuation allowance recorded against deferred tax assets that were created as a result of our equity investment in, and sale of intellectual property rights to an unconsolidated variable interest entity. During fiscal 2014 we divested our investment in, and cancelled a secured promissory note due from this entity. The tax benefit of these losses was $640 and consequently reduced the fiscal 2014 effective tax rate.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Deferred tax assets and liabilities are comprised of the following:

	June 25, 2015	June 26, 2014
Current tax assets:
Accounts receivable	$404	$343
Employee compensation	2,072	1,785
Inventory	424	424
Workers’ compensation	699	673
Other	703	296
Less valuation allowance	(38)	(37)

Net deferred tax asset — current	$4,264	$3,484

Non-current tax assets (liabilities):
Depreciation and amortization	$(12,435)	$(13,464)
Capitalized leases	1,354	1,249
Goodwill and intangible assets	5,156	5,081
Operating loss carryforwards	—	205
Retirement plan	6,975	5,749
Workers’ compensation	1,399	1,347
Capital loss carryforward	175	175
Other	694	522
Less valuation allowance	(137)	(138)

Net deferred tax asset — long term	3,181	726

Net deferred tax assets — total	$7,445	$4,210

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the character necessary during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. During fiscal 2015 there was no change to the total valuation allowance and in fiscal 2014 the net change was a $640 decrease. If or when recognized, the tax benefits relating to any reversal of the valuation allowance will be recognized as a reduction of income tax expense.

For the years ending June 25, 2015 and June 26, 2014, unrecognized tax benefits and accrued interest and penalties were $333 and $263. Accrued interest and penalties related to uncertain tax positions are not material for any periods presented. Interest and penalties were not material for any period presented. The total gross amounts of unrecognized tax benefits were $248 and $247 at June 25, 2015 and June 26, 2014, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 25, 2015	June 26, 2014
Beginning balance	$247	$139
Gross increases — tax positions in prior year	27	248
Gross decreases — tax positions in prior year	(91)	(107)
Settlements	(18)	—
Gross increases — tax positions in current year	21	7
Lapse of statute of limitations	62	(40)

Ending balance	$248	$247

Unrecognized tax benefits, that if recognized, would affect the annual effective tax rate on income from continuing operations, are as follows:

	June 25, 2015	June 26, 2014	June 27, 2013
Unrecognized tax benefits that would affect annual effective tax rate	$261	$233	$127

We believe that it is reasonably possible that approximately $122 of unrecognized tax benefits related to federal and state exposures, each of which are individually insignificant, may be recognized by the end of fiscal 2016 as a result of a lapse of the statute of limitations.

There were certain changes in state tax laws during the period, the impact of which was insignificant. We file income tax returns with federal and state tax authorities within the United States of America. Our federal tax returns are open for audit for fiscal 2012 and later and our fiscal 2014 return is currently under audit. Our Illinois tax return is open for audit for fiscal 2013 and later. Our California tax returns are open for audit for fiscal 2011 and later. No other tax jurisdictions are material to us.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain equipment pursuant to agreements accounted for as operating leases. Rent expense aggregated under these operating leases was as follows for the last three fiscal years:

	Year ended June 25, 2015	Year ended June 26, 2014	Year ended June 27, 2013
Rent expense related to operating leases	$1,545	$1,572	$1,414

Aggregate non-cancelable lease commitments under these operating leases with initial or remaining terms greater than one year are as follows:

Fiscal year ending
June 30, 2016	$1,516
June 29, 2017	1,323
June 28, 2018	792
June 27, 2019	357
June 25, 2020	213
Thereafter	16

$4,217

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

NOTE 9 — STOCK-BASED COMPENSATION PLANS

At our annual meeting of stockholders on October 29, 2014, our stockholders approved a new equity incentive plan (the “2014 Omnibus Plan”) under which awards of options and other stock-based awards may be made to employees, officers or non- employee directors of our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance shares, performance units, Common Stock or dividends and dividend equivalents. As of June 25, 2015, there were 916,765 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. The total number of shares of Common Stock with respect to which options or SARs may be granted in any calendar year to any participant may not exceed 500,000 shares (this limit applies separately with respect to each type of award). Additionally, for awards of restricted stock, RSUs, performance shares or other stock-based awards that are intended to qualify as performance-based compensation: (i) the total number of shares of Common Stock that may be granted in any calendar year to any participant may not exceed 250,000 shares (this limit applies separately to each type of award) and (ii) the maximum amount that may be paid to any participant for awards that are payable in cash or property other than Common Stock in any calendar year is $5,000. Except as set forth in the 2014 Omnibus Plan, RSUs have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. Recipients of RSUs awards have the option to defer receipt of vested shares until a specified later date, typically soon after separation from the Company. The exercise price of stock options is determined as set forth in the 2014 Omnibus Plan by the Compensation Committee of our Board of Directors, and has to be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2014 Omnibus Plan, stock options expire upon termination of employment or directorship, as applicable. Stock options granted under the 2014 Omnibus Plan are exercisable 25% annually commencing on the first anniversary date of grant and became fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they were granted. We issue new shares of Common Stock upon exercise of stock options.

The 2014 Omnibus Plan replaced a stock option plan approved at our annual meeting of stockholders on October 30, 2008 (the “2008 Equity Incentive Plan”) pursuant to which awards of options and stock-based awards could be made to members of the Board of Directors, employees and other individuals providing services to the Company. A total of 1,000,000 shares of Common Stock were authorized for grants of awards under the 2008 Equity Incentive Plan, which could be in the form of options, restricted stock, RSUs, SARs, Common Stock or dividends and dividend equivalents. A maximum of 500,000 of the 1,000,000 shares of Common Stock authorized under the 2008 Equity Incentive Plan could be used for grants of Common Stock, restricted stock and RSUs. Additionally, awards of options or SARs were limited to 100,000 shares annually to any single individual, and awards of Common Stock, restricted stock or RSUs were limited to 50,000 shares annually to any single individual. All RSUs granted under the 2008 Equity Incentive Plan had vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. Recipients of RSUs had the option to defer receipt of vested shares until a specified later date, typically soon after separation from the Company. The exercise price of stock options was determined as set forth in the 2008 Equity Incentive Plan by the Compensation Committee of our Board of Directors, and had to be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2008 Equity Incentive Plan, options expired upon termination of employment or directorship, as applicable. The options granted under the 2008 Equity Incentive Plan were exercisable 25% annually commencing on the first anniversary date of grant and became fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they were granted.

We determine the fair value of stock option awards using the Black-Scholes option-pricing model. There were no options granted in fiscal 2015 or fiscal 2014. The following weighted-average assumptions were used to determine the fair value of options granted during fiscal 2013:

June 27, 2013
Risk-free interest rate	0.9%
Expected dividend yield	0.0%
Expected volatility	42.3%
Expected life (years)	6.3

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

The following is a summary of stock option activity for the year ended June 25, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at June 26, 2014	63,500	$13.98
Granted	—	—
Exercised	(38,500)	16.70
Forfeited	—	—

Outstanding at June 25, 2015	25,000	$9.80	2.36	$1,115

Exercisable at June 25, 2015	24,125	$9.60	2.18	$1,081

The number of stock options vested, and expected to vest in the future, as of June 25, 2015, is not significantly different from the number of stock options outstanding at June 25, 2015, as stated above. All options granted during fiscal 2013 were at exercise prices equal to the market price of Common Stock at the grant date.

The following table summarizes the weighted-average grant-date fair value of option awards granted, the total intrinsic value of all options exercised and the total cash received from the exercise of options for the last three fiscal years:

	Year ended June 25, 2015	Year ended June 26, 2014	Year ended June 27, 2013
Weighted-average grant date fair value of options granted	$—	$—	$5.77
Total intrinsic value of options exercised	$781	$602	$535
Total cash received from exercise of options	$643	$616	$1,219

There was an immaterial change in non-vested stock options during fiscal 2015.

Exercise prices for options outstanding as of June 25, 2015 ranged from $7.95 to $18.03 and may be separated into two ranges, as shown below:

	Option Price Per Share Range
	$7.95	$8.71 - $18.03
Number of options	12,000	13,000
Weighted-average exercise price	$7.95	$11.52
Weighted-average remaining life in years	2.4	2.3
Number of options exercisable	12,000	12,125
Weighted-average exercise price for exercisable options	$7.95	$11.23

RSUs granted to employees and outside directors generally vest over a three-year and one-year period, respectively. The fair value of restricted stock awards is generally determined based on the market price of our Common Stock on the date of grant.

The following is a summary of restricted stock unit activity for the year ended June 25, 2015:

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at June 26, 2014	201,308	$16.23
Granted	83,505	33.95
Vested	(55,875)	11.00
Forfeited	(270)	32.52

Outstanding at June 25, 2015	228,668	$23.96

At June 25, 2015 there were 51,439 RSUs outstanding that were vested but deferred. At June 26, 2014 there were 40,098 RSUs outstanding that were vested but deferred. The non-vested RSUs at June 25, 2015 will vest over a weighted-average period of 1.3 years.

The following table summarizes compensation cost charged to earnings for all equity compensation plans and the total income tax benefit recognized for the last three fiscal years:

	Year ended June 25, 2015	Year ended June 26, 2014	Year ended June 27, 2013
Compensation cost charged to earnings	$1,952	$1,105	$905
Income tax benefit recognized	814	512	202

At June 25, 2015, there was $2,471 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.3 years.

NOTE 10 — SPECIAL CASH DIVIDENDS

On October 28, 2014 our Board of Directors, after considering the financial position of our Company and other factors, declared a special cash dividend of $1.50 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “2015 Special Dividend”). The 2015 Special Dividend of $16,759 was paid on December 12, 2014, to stockholders of record at the close of business on December 3, 2014. The ex-dividend date was the close of business on December 1, 2014.

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

	Year ended June 25, 2015	Year ended June 26, 2014	Year ended June 27, 2013
401(k) plan expense	$1,550	$1,356	$1,171

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

The total Route pension liability was as follows for the last two fiscal years:

	June 25, 2015	June 26, 2014
Route pension liability	$530	$590

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

NOTE 12 — RETIREMENT PLAN

The Supplemental Employee Retirement Plan (“SERP”) is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. We use our fiscal year-end as the measurement date for the obligation calculation. Accounting guidance in ASC Topic 715, Compensation — Retirement Benefits requires the recognition of the funded status of the SERP on the Consolidated Balance Sheet. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are recorded as a component of “Accumulated Other Comprehensive Loss” (“AOCL”).

The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 25, 2015	June 26, 2014
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$15,025	$13,268
Service cost	386	323
Interest cost	642	634
Actuarial loss	3,139	1,454
Benefits paid	(654)	(654)

Projected benefit obligation at end of year	$18,538	$15,025

The accumulated benefit obligation, which represents benefits earned up to the measurement date, was $14,177 and $12,163 at June 25, 2015 and June 26, 2014, respectively.

Components of the actuarial loss (gain) portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 25, 2015	June 26, 2014	June 27, 2013
Actuarial Loss (Gain)
Change in assumed pay increases	$342	$(85)	$423
Change in discount rate	(801)	1,084	(1,555)
Change in mortality assumptions	2,150	—	—
Change in bonus assumption	1,191	474	—
Other	257	(19)	153

Actuarial loss (gain)	$3,139	$1,454	$(979)

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 25, 2015	June 26, 2014	June 27, 2013
Service cost	$386	$323	$343
Interest cost	642	634	570
Recognized gain amortization	—	(68)	—
Prior service cost amortization	957	957	957

Net periodic pension cost	$1,985	$1,846	$1,870

Significant assumptions related to our SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future and the average rate of compensation expense increase by SERP participants.

We used the following assumptions to calculate the benefit obligations of our SERP as of the following dates:

	June 25, 2015	June 26, 2014
Discount rate	4.63%	4.37%
Rate of compensation increases	4.50%	4.50%
Bonus payment	60% - 85% of base, paid 4 of 5 years	60% - 85% of base, paid 3 of 5 years

We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 25, 2015	June 26, 2014	June 27, 2013
Discount rate	4.37%	4.90%	4.17%
Rate of compensation increases	4.50%	4.50%	4.50%
Bonus payment	60% - 85% of base, paid 3 of 5 years	60% - 70% of base, paid 3 of 5 years	60% - 70% of base, paid 3 of 5 years

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

The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2016	$653
2017	652
2018	646
2019	638
2020	626
2021 — 2025	4,031

At June 25, 2015 and June 26, 2014 the current portion of the SERP liability is $653 and recorded in Accrued payroll and related benefits on the Consolidated Balance Sheets.

The following table presents the components of AOCL that have not yet been recognized in net pension expense:

	June 25, 2015	June 26, 2014
Unrecognized net (loss) gain	$(2,404)	$735
Unrecognized prior service cost	(5,263)	(6,220)
Tax effect	2,833	1,982

Net amount unrecognized	$(4,834)	$(3,503)

We expect to recognize $957 of the prior service cost and $50 of net loss into net periodic pension expense during the fiscal year ending June 30, 2016.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the last two fiscal years. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	Year Ended June 25, 2015	Year Ended June 26, 2014
Balance at beginning of period	$(3,503)	$(3,164)
Other comprehensive loss before reclassifications	(3,139)	(1,454)
Amounts reclassified from accumulated other comprehensive loss	957	889
Tax effect	851	226
Net current-period other comprehensive loss	(1,331)	(339)

Balance at end of period	$(4,834)	$(3,503)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of accumulated other comprehensive loss for the years ended June 25, 2015 and June 26, 2014 were as follows:

Reclassifications from AOCL to earnings (b)	Year Ended June 25, 2015	Year Ended June 26, 2014	Affected line item in the Consolidated Statements of Comprehensive Income

Amortization of defined benefit pension items:
Unrecognized prior service cost	$(957)	$(957)	Administrative expenses
Unrecognized net gain	—	68	Administrative expenses

Total before tax	(957)	(889)
Tax effect	373	355	Income tax expense

Amortization of defined pension items, net of tax	$(584)	$(534)

(b)	Amounts in parenthesis indicate debits to expense. See Note 12 above for additional details.

NOTE 14 — TRANSACTIONS WITH RELATED PARTIES

In addition to the related party transactions described in Note 5, we also entered into transactions with the related party described below:

We purchase materials from a company that is effectively owned by three members of our Board of Directors, two of whom are also executive officers, and individuals directly related to them. Purchases from this related party aggregated to the following for the years ending:

	Year ended June 25, 2015	Year ended June 26, 2014	Year ended June 27, 2013
Purchases from related party	$10,969	$11,077	$10,723

Accounts payable to this related entity aggregated to the following for the fiscal years ending:

June 25, 2015	$241
June 26, 2014	232

NOTE 15 — DISTRIBUTION CHANNEL AND PRODUCT TYPE SALES MIX

We operate in a single reportable operating segment through which we sell various nut products through multiple distribution channels. The following summarizes net sales by distribution channel for the fiscal years ended:

Distribution Channel	June 25, 2015	June 26, 2014	June 27, 2013
Consumer (1)	$529,076	$453,339	$436,228
Commercial Ingredients	207,370	193,180	177,774
Contract Packaging	114,799	98,125	85,940
Export (2)	36,000	33,978	34,392

	$887,245	$778,622	$734,334

(1)	Sales of branded products, primarily all Fisher brand, were approximately 32%, 31% and 30% of total consumer channel sales during fiscal 2015, 2014 and 2013, respectively.
(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 65%, 60% and 58% of total sales in the export channel during fiscal 2015, 2014 and 2013, respectively.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 25, 2015	June 26, 2014	June 27, 2013
Peanuts	13.7%	15.1%	18.2%
Pecans	12.7	13.6	15.9
Cashews & Mixed Nuts	22.0	18.7	19.4
Walnuts	11.0	11.7	12.0
Almonds	23.4	22.3	16.5
Trail & Snack Mixes	12.0	11.4	11.0
Other	5.2	7.2	7.0

	100.0%	100.0%	100.0%

NOTE 16 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table details the activity in various allowance and reserve accounts.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
June 25, 2015
Allowance for doubtful accounts	$209	$36	$(10)	$235
Reserve for cash discounts	650	12,341	(12,191)	800
Reserve for customer deductions	2,351	9,541	(9,961)	1,931
Deferred tax asset valuation allowance	175	—	—	175

Total	$3,385	$21,918	$(22,162)	$3,141

June 26, 2014
Allowance for doubtful accounts	$194	$31	$(16)	$209
Reserve for cash discounts	550	10,539	(10,439)	650
Reserve for customer deductions	1,884	5,381	(4,914)	2,351
Deferred tax asset valuation allowance	815	—	(640)	175

Total	$3,443	$15,951	$(16,009)	$3,385

June 27, 2013
Allowance for doubtful accounts	$195	$—	$(1)	$194
Reserve for cash discounts	550	9,899	(9,899)	550
Reserve for customer deductions	2,122	4,256	(4,494)	1,884
Deferred tax asset valuation allowance	—	815	—	815

Total	$2,867	$14,970	$(14,394)	$3,443

NOTE 17 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)

The following unaudited quarterly consolidated financial data are presented for fiscal 2015 and fiscal 2014. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 25, 2015:
Net sales	$205,037	$251,373	$209,396	$221,439
Gross profit	30,684	37,243	29,784	34,345
Income from operations	12,013	14,678	11,497	13,691
Net income	5,915	8,403	6,518	8,469
Basic earnings per common share	$0.53	$0.75	$0.58	$0.76
Diluted earnings per common share	$0.53	$0.75	$0.58	$0.75
Cash dividends declared per common share	$—	$1.50	$—	$—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Year Ended June 26, 2014:
Net sales	$176,697	$225,114	$174,291	$202,520
Gross profit	29,369	36,948	22,799	33,749
Income from operations	12,328	16,394	6,138	12,136
Net income	6,775	9,224	3,681	6,607
Basic earnings per common share	$0.62	$0.84	$0.33	$0.60
Diluted earnings per common share	$0.61	$0.83	$0.33	$0.59
Cash dividends declared per common share	$—	$1.50	$—	$—

(1)	The fourth quarter of fiscal 2014 contained a $400 increase in cost of sales due to a change in the estimate of on-hand quantities of bulk-stored inshell pecan and walnut inventories.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 25, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 25, 2015, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 25, 2015.

The effectiveness of our internal control over financial reporting as of June 25, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B — Other Information

On August 20, 2015, the Board of Directors adopted, effective immediately, Amended and Restated Bylaws (the “Amended Bylaws”). The Amended Bylaws revise the nomination period for director candidates to be voted upon by the holders of Class A Stock (“Class A Holders”) and the related information requirements with respect to such director nominees and the nominating Class A Holder, as provided in Section 10(A)(2). In addition, certain other technical and conforming amendments were made to the Amended Bylaws.

The foregoing description of the amendments to the Amended Bylaws do not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is filed herewith as Exhibit 3.2 and incorporated by reference herein. In accordance with SEC rules, the Company is electing to include this disclosure in this Item 9B of this Form 10-K rather than filing a Form 8-K under Item 5.03(a) at a later date.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Independence of the Audit Committee” of our Proxy Statement for the 2015 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at www.jbssinc.com.

Item 11 — Executive Compensation

The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2015 Annual Meeting are incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2015 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The Sections entitled “Corporate Governance — Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2015 Annual Meeting are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 14 — Principal Accounting Fees and Services

The information under the proposal entitled “Ratify the Audit Committee’s Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the 2016 fiscal year” of our Proxy Statement for the 2015 Annual Meeting is incorporated herein by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income for the Year Ended June 25, 2015, the Year Ended June 26, 2014 and the Year Ended June 27, 2013
Consolidated Balance Sheets as of June 25, 2015 and June 26, 2014
Consolidated Statements of Stockholders’ Equity for the Year Ended June 25, 2015, the Year Ended June 26, 2014 and the Year Ended June 27, 2013
Consolidated Statements of Cash Flows for the Year Ended June 25, 2015, the Year Ended June 26, 2014 and the Year Ended June 27, 2013
Notes to Consolidated Financial Statements

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

JOHN B. SANFILIPPO & SON, INC.

Date: August 21, 2015	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 21, 2015

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer, Group President, Secretary and Director (Principal Financial Officer)	August 21, 2015

/s/ Frank S. Pellegrino Frank S. Pellegrino	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	August 21, 2015

/s/ Mathias A. Valentine Mathias A. Valentine	Director	August 21, 2015

/s/ Jim Edgar Jim Edgar	Director	August 21, 2015

/s/ Timothy R. Donovan Timothy R. Donovan	Director	August 21, 2015

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 21, 2015

/s/ Daniel M. Wright Daniel M. Wright	Director	August 21, 2015

/s/ Ellen C. Taaffe Ellen C. Taaffe	Director	August 21, 2015

/s/ James J. Sanfilippo James J. Sanfilippo	Director	August 21, 2015

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”) (12)

3.2	Amended and Restated Bylaws of Registrant, filed herewith

4.1	Specimen Common Stock Certificate (3)

4.2	Specimen Class A Common Stock Certificate (3)

5-9	Not applicable

10.1	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering (2)

10.2	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering (2)

*10.3	The Registrant’s 1998 Equity Incentive Plan (4)

*10.4	First Amendment to the Registrant’s 1998 Equity Incentive Plan (5)

*10.5	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (6)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003 (6)

*10.7	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003 (7)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003 (7)

*10.9	The Registrant’s Restated Supplemental Retirement Plan (10)

*10.10	Form of Option Grant Agreement under 1998 Equity Incentive Plan (9)

*10.11	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015, filed herewith

10.12	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent (11)

10.13	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders (11)

10.14	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”) (11)

Exhibit Number	Description

10.15	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC (11)

10.16	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC (11)

10.17	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC (11)

10.18	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC (11)

10.19	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC (11)

10.20	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC (11)

*10.21	The Registrant’s 2008 Equity Incentive Plan, as amended (1)

*10.22	First Amendment to the Registrant’s 2008 Equity Incentive Plan (13)

*10.23	The Registrant’s Employee Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (14)

*10.24	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (14)

*10.25	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (17)

10.26	Form of Indemnification Agreement (15)

**10.27	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender (16)

10.28	Form of Change-of-Control Employment Security Agreement and Non-Compete (17)

10.29	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (18)

10.30	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (19)

10.31	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (20)

Exhibit Number	Description

10.32	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (21)

10.33	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (22)

*10.34	The Registrant’s 2014 Omnibus Incentive Plan (23)

10.35	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (8)

10.36	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (8)

10.37	The Registrant’s Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (8)

11.13	Not applicable

14	The Registrant’s Code of Ethics, as amended, filed herewith

15-20	Not applicable

21	Subsidiaries of the Registrant, filed herewith

22	Not applicable

23	Consent of PricewaterhouseCoopers LLP, filed herewith

24-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 25, 2014 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2008 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2010 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2011 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2013 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 17, 2013 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 3, 2014 (Commission File No. 0-19681).
(23)	Incorporated by reference to the Registrant’s Current Report on Form S-8 dated October 28, 2014 (Commission File No. 0-19681).