Form 10-Q
period 2015-09-24
SANFILIPPO JOHN B & SON INC
filed 2015-10-28
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2015

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

As of October 19, 2015, 8,546,580 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 24, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Quarter Ended
	September 24, 2015	September 25, 2014
Net sales	$225,777	$205,037
Cost of sales	192,572	174,353

Gross profit	33,205	30,684

Operating expenses:
Selling expenses	11,382	11,072
Administrative expenses	8,078	7,599

Total operating expenses	19,460	18,671

Income from operations	13,745	12,013

Other expense:
Interest expense including $273 and $280 to related parties	915	990
Rental and miscellaneous expense, net	522	1,910

Total other expense, net	1,437	2,900

Income before income taxes	12,308	9,113
Income tax expense	4,318	3,198

Net income	$7,990	$5,915
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	251	239
Income tax expense related to pension adjustments	(98)	(96)

Other comprehensive income, net of tax:	153	143

Comprehensive income	$8,143	$6,058

Net income per common share-basic	$0.71	$0.53

Net income per common share-diluted	$0.71	$0.53

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 24, 2015	June 25, 2015	September 25, 2014
ASSETS
CURRENT ASSETS:
Cash	$1,613	$1,946	$1,705
Accounts receivable, less allowances of $4,145, $2,966 and $3,282	77,758	75,635	62,804
Inventories	187,921	197,997	171,439
Deferred income taxes	4,264	4,264	3,486
Prepaid expenses and other current assets	3,610	4,468	2,500

TOTAL CURRENT ASSETS	275,166	284,310	241,934

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	105,674	104,016	102,923
Machinery and equipment	183,282	178,936	172,419
Furniture and leasehold improvements	4,363	4,363	4,363
Vehicles	431	397	468
Construction in progress	3,627	2,868	5,838

	306,662	299,865	295,296
Less: Accumulated depreciation	192,489	189,671	184,278

	114,173	110,194	111,018
Rental investment property, less accumulated depreciation of $8,253, $8,055 and $7,460	20,641	20,839	21,433

TOTAL PROPERTY, PLANT AND EQUIPMENT	134,814	131,033	132,451

Cash surrender value of officers’ life insurance and other assets	10,180	10,332	8,713
Deferred income taxes	3,657	3,181	1,136
Intangible assets, net of accumulated amortization of $21,438, $21,011 and $19,386	2,652	3,079	4,704

TOTAL ASSETS	$426,469	$431,935	$388,938

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 24, 2015	June 25, 2015	September 25, 2014
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$27,972	$61,153	$19,796
Current maturities of long-term debt, including related party debt of $384, $376 and $355	3,384	3,376	3,355
Accounts payable, including related party payables of $220, $241 and $348	68,272	45,722	59,916
Book overdraft	1,379	1,037	802
Accrued payroll and related benefits	7,610	14,847	7,138
Other accrued expenses	7,789	7,970	8,753
Income taxes payable	4,260	—	827

TOTAL CURRENT LIABILITIES	120,666	134,105	100,587

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $11,441, $11,540 and $11,825	31,441	32,290	34,825
Retirement plan	18,056	17,885	14,466
Other	6,393	6,377	5,581

TOTAL LONG-TERM LIABILITIES	55,890	56,552	54,872

TOTAL LIABILITIES	176,556	190,657	155,459

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,664,480, 8,663,480 and 8,586,605 shares issued	86	86	85
Capital in excess of par value	112,032	111,540	108,899
Retained earnings	143,654	135,664	129,033
Accumulated other comprehensive loss	(4,681)	(4,834)	(3,360)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	249,913	241,278	233,479

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$426,469	$431,935	$388,938

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarter Ended
	September 24, 2015	September 25, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,990	$5,915
Depreciation and amortization	4,067	3,948
Loss on disposition of properties, net	231	5
Deferred income tax expense	(476)	(412)
Stock-based compensation expense	466	271
Change in assets and liabilities:
Accounts receivable, net	(2,123)	(6,956)
Inventories	10,076	11,391
Prepaid expenses and other current assets	744	267
Accounts payable	22,500	14,770
Accrued expenses	(7,418)	(5,128)
Income taxes payable	4,374	3,436
Other long-term assets and liabilities	204	114
Other, net	325	236

Net cash provided by operating activities	40,960	27,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,602)	(5,217)
Other	(37)	50

Net cash used in investing activities	(7,639)	(5,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	59,615	71,620
Repayments of revolving credit borrowings	(92,796)	(92,366)
Principal payments on long-term debt	(841)	(835)
Increase (decrease) in book overdraft	342	(1,612)
Issuance of Common Stock under equity award plans	18	314
Tax benefit of equity award exercises	8	10

Net cash used in financing activities	(33,654)	(22,869)

NET DECREASE IN CASH	(333)	(179)
Cash, beginning of period	1,946	1,884

Cash, end of period	$1,613	$1,705

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Real Estate, LLC, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Fiscal 2016 will consist of fifty-three weeks, with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2016 and fiscal 2015 are to the fiscal year ending June 30, 2016 and the fiscal year ended June 25, 2015, respectively.

•	References herein to the first quarters of fiscal 2016 and fiscal 2015 are to the quarters ended September 24, 2015 and September 25, 2014, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds, and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, Fisher Nut Exactly, and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. Our products are sold through the major distribution channels to significant buyers of nuts, including food retailers, commercial ingredient users, contract packaging customers and international customers.

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

The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 25, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K for the fiscal year ended June 25, 2015.

Note 2 – Inventories

Inventories consist of the following:

	September 24, 2015	June 25, 2015	September 25, 2014
Raw material and supplies	$55,690	$58,704	$53,819
Work-in-process and finished goods	132,231	139,293	117,620

Total	$187,921	$197,997	$171,439

Note 3 – Credit Facility

At September 24, 2015, we had $84,928 of available credit under the Credit Facility which reflects borrowings of $27,972 and reduced availability as a result of $4,600 in outstanding letters of credit. As of September 24, 2015, we were in compliance with all covenants under the Credit Facility and Mortgage Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if the entire available amount were borrowed.

Note 4 – Income Taxes

We file income tax returns with federal and state tax authorities within the United States of America. Our federal tax returns are open for audit for fiscal 2012 and later and our fiscal 2013 and 2014 returns are currently under audit. Our Illinois tax returns are open for audit for fiscal 2013 and later and our fiscal 2013 and 2014 returns are currently under audit. Our California tax returns are open for audit for fiscal 2011 and later. No other tax jurisdictions are material to us.

Note 5 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended
	September 24, 2015	September 25, 2014
Weighted average number of shares outstanding – basic	11,194,554	11,092,130
Effect of dilutive securities:
Stock options and restricted stock units	117,824	109,479

Weighted average number of shares outstanding – diluted	11,312,378	11,201,609

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for either period presented.

Note 6 – Stock-Based Compensation Plans

During the quarter ended September 24, 2015 there was no significant stock option or restricted stock unit activity. Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2016 and fiscal 2015 was $466 and $271, respectively. As of September 24, 2015, there was $2,005 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.1 years.

Note 7 – Retirement Plan

The Supplemental Employee Retirement Plan (the “SERP”) is an unfunded, non-qualified deferred compensation plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. Administrative expenses include the following net periodic benefit costs:

	For the Quarter Ended
	September 24, 2015	September 25, 2014
Service cost	$123	$96
Interest cost	210	161
Amortization of prior service cost	239	239
Amortization of loss	12	—

Net periodic benefit cost	$584	$496

Note 8 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the quarter ended September 24, 2015 and September 25, 2014. These changes are all related to our defined benefit pension plan.

	For the Quarter Ended
Changes to AOCL (a)	September 24, 2015	September 25, 2014
Balance at beginning of period	$(4,834)	$(3,503)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	251	239
Tax effect	(98)	(96)

Net current-period other comprehensive income	153	143

Balance at end of period	$(4,681)	$(3,360)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter ended September 24, 2015 and September 25, 2014 were as follows:

	For the Quarter Ended		Affected line item in the Consolidated Statements of Comprehensive Income
Reclassifications from AOCL to earnings (b)	September 24, 2015	September 25, 2014
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	$(239)	Administrative expenses
Unrecognized net loss	(12)	—	Administrative expenses

Total before tax	(251)	(239)
Tax effect	98	96	Income tax expense

Amortization of defined pension items, net of tax	$(153)	$(143)

(b)	Amounts in parenthesis indicate debits to expense. See Note 7 – “Retirement Plan” above for additional details.

Note 9 – Commitments and Contingent Liabilities

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

Note 10 – Fair Value of Financial Instruments

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

The following table summarizes the carrying value and fair value estimate of our long term debt, including current maturities:

	September 24, 2015	June 25, 2015	September 25, 2014
Carrying value of long-term debt:	$34,825	$35,666	$38,180
Fair value of long-term debt:	38,285	39,377	42,051

The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 11 – Recent Accounting Pronouncements

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

Note 12 – Subsequent Event

On October 27, 2015 our Board of Directors, after considering the financial position of our Company, declared a special cash dividend of $2.00 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “Special Dividend”). The Special Dividend will be paid on December 11, 2015, to stockholders of record at the close of business on December 2, 2015. The ex-dividend date is the close of business on November 30, 2015. The total amount of cash expected to be paid to stockholders under the Special Dividend will be approximately $22,485.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2016 will consist of fifty-three weeks, with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2016 and fiscal 2015 are to the fiscal year ending June 30, 2016 and the fiscal year ended June 25, 2015, respectively.

•	References herein to the first quarter of fiscal 2016 and fiscal 2015 are to the quarters ended September 24, 2015 and September 25, 2014, respectively.

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

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, Fisher Nut Exactly, and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. We distribute our products in the consumer, commercial ingredients, contract packaging and export distribution channels.

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

We face a number of challenges in the future which include, among others: high commodity costs for certain tree nuts (due to the continued high export demand, primarily in China) and intensified competition for market share from both private brand and name brand nut products. We experienced increasing almond costs during fiscal 2015 which have increased further in the first quarter of fiscal 2016. Consequently, the resulting price increases have negatively affected sales volume of almond products during the first quarter of fiscal 2016 and may continue to negatively affect sales volume during the remainder of fiscal 2016. In addition, we currently anticipate the acquisition costs of the current year inshell walnut crop to be significantly lower than the prior year record-crop, of which we have a significant carry over. We expect to increase our promotion of walnut products in the second quarter of our fiscal 2016 which could negatively impact gross margin. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of promotional, sampling and advertising activity for our Fisher and Orchard Valley Harvest brands, and our new Fisher Nut Exactly brand snack bite product line. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $225.8 million for the first quarter of fiscal 2016 increased 10.1% from our net sales of $205.0 million for the first quarter of fiscal 2015.

Sales volume, measured as pounds sold to customers, was relatively unchanged compared to the first quarter of fiscal 2015.

Gross profit increased by $2.5 million; however our gross profit margin, as a percentage of net sales, decreased to 14.7% for the first quarter of fiscal 2016 compared to 15.0% for the first quarter of fiscal 2015.

Total operating expenses for the first quarter of fiscal 2016 increased by $0.8 million, or 4.2%, compared to the first quarter of fiscal 2015. However, as a percentage of net sales, total operating expenses in the first quarter of fiscal 2016 decreased to 8.6% from 9.1% for the first quarter of fiscal 2015.

The total value of inventories on hand at the end of the first quarter of fiscal 2016 increased by $16.5 million, or 9.6%, in comparison to the total value of inventories on hand at the end of the first quarter of fiscal 2015.

With the exception of walnuts, we have seen acquisition costs for domestic tree nuts increase in the 2015 crop year (which falls into our current 2016 fiscal year). While we began to procure inshell walnuts during the first quarter of fiscal 2016, the total payments due to our walnut growers will not be determined until the second and/or third quarters of fiscal 2016. We will determine the final prices to be paid to the walnut growers based upon current market prices and other factors. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual payments will be determined during the second and/or third quarters of fiscal 2016 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased 10.1% to $225.8 million in the first quarter of fiscal 2016 compared to net sales of $205.0 million for the first quarter of fiscal 2015. Sales volume, which is defined as pounds sold to customers, was relatively unchanged. The increase in net sales was attributable to a 10.2% increase in the weighted average sales price per pound, driven mainly by selling price increases for most major nut types due to higher commodity acquisition costs.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 24, 2015	September 25, 2014
Peanuts	13.7%	14.8%
Pecans	10.5	11.2
Cashews & Mixed Nuts	23.0	21.4
Walnuts	10.2	11.3
Almonds	23.2	22.7
Trail & Snack Mixes	14.5	12.9
Other	4.9	5.7

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	September 24, 2015	September 25, 2014	Change	Percent Change
Consumer (1)	$130,711	$123,911	$6,800	5.5%
Commercial Ingredients	55,403	47,946	7,457	15.6
Contract Packaging	31,304	25,695	5,609	21.8
Export (2)	8,359	7,485	874	11.7

Total	$225,777	$205,037	$20,740	10.1%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 32% and 28% of total consumer sales during the first quarter of fiscal 2016 and fiscal 2015, respectively.
(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 79% and 75% of total sales in the export channel during the first quarter of fiscal 2016 and fiscal 2015, respectively.

Net sales in the consumer distribution channel increased by 5.5% in dollars but decreased by 3.5% in sales volume in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Private brand consumer sales volume and Fisher recipe nut sales volume decreased 6.3% and 1.4%, respectively, primarily due to a decrease in sales of almond products due to the impact on consumer demand of significantly higher retail selling prices. Sales volume for Fisher snack nuts decreased 2.4%, primarily as a result of lower peanut sales to an existing customer due to the timing of promotional activity. This decline in sales volume was partially offset by a 2.8% increase in Orchard Valley Harvest and Sunshine Country sales volume and sales of our new Fisher Nut Exactly snack bites.

Net sales in the commercial ingredients distribution channel increased by 15.6% in dollars, though sales volume was relatively unchanged, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. An increase in sales volume, primarily due to a new product launch by a significant customer, was offset by a decrease in sales volume of walnuts and peanuts.

Net sales in the contract packaging distribution channel increased by 21.8% in dollars and 10.8% in sales volume in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The sales volume increase was primarily due to new product launches executed by existing customers.

Net sales in the export distribution channel increased by 11.7% in dollars and sales volume was relatively unchanged in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.

Gross Profit

Gross profit increased by $2.5 million, or 8.2%, to $33.2 million for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Our gross profit margin, as a percentage of net sales, decreased to 14.7% for the first quarter of fiscal 2016 compared to 15.0% for the first quarter of fiscal 2015. The gross profit margin decline was primarily driven by an increase in the manufacturing cost per produced pound, driven by higher manufacturing spending and reduced shelling production for pecans, walnuts and peanuts in the quarterly comparison. Higher manufacturing spending mainly came from increases in employee related expenses, operating supplies and repair and maintenance expense. The shelling production decline occurred because the shelling of the pecan, walnut and peanut crops was completed earlier in the current first quarter in comparison to the completion of shelling in last year’s first quarter.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2016 increased by $0.8 million to $19.5 million. Operating expenses for the first quarter of fiscal 2016 decreased to 8.6% of net sales from 9.1% of net sales for the first quarter of fiscal 2015 due to a higher net sales base.

Selling expenses for the first quarter of fiscal 2016 were $11.4 million, an increase of $0.3 million, or 2.8%, from the first quarter of fiscal 2015. The increase was driven primarily by a $0.6 million increase in sampling and advertising expense and a $0.6 million increase in commission and compensation related expenses, partially offset by a decrease in shipping expense of $0.9 million driven by lower shipped pounds and decreasing fuel costs.

Administrative expenses for the first quarter of fiscal 2016 were $8.1 million, an increase of $0.5 million, or 6.3%, from the first quarter of fiscal 2015. The increase was driven primarily by a $0.2 million increase in compensation related expenses and a $0.2 million loss on various miscellaneous asset disposals.

Income from Operations

Due to the factors discussed above, income from operations increased to $13.7 million, or 6.1% of net sales, for the first quarter of fiscal 2016 from $12.0 million, or 5.9% of net sales, for the first quarter of fiscal 2015.

Interest Expense

Interest expense was $0.9 million for the first quarter of fiscal 2016 compared to $1.0 million in the first quarter of fiscal 2015. The decrease in interest expense was due primarily to a reduction in long-term debt.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.5 million for the first quarter of fiscal 2016 compared to $1.9 million for fiscal 2015. The decrease is because last year’s first quarter included expenses associated with the repairs to the exterior of the office building located on our Elgin, Illinois campus. This project was completed during the second quarter of fiscal 2015.

Income Tax Expense

Income tax expense was $4.3 million, or 35.1% of income before income taxes, for the first quarter of fiscal 2016 compared to $3.2 million, or 35.1% of income before income taxes, for the first quarter of fiscal 2015.

Net Income

Net income was $8.0 million, or $0.71 per common share (basic and diluted), for the first quarter of fiscal 2016, compared to $5.9 million, or $0.53 per common share (basic and diluted), for the first quarter of fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended most recently in September 2014 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility, due to our improved financial performance in the past, have allowed us to consummate business acquisitions, devote more funds to promote our products, (especially our Fisher and Orchard Valley Harvest brands), develop new products, pay special cash dividends for the past three years, and explore other growth strategies outlined in our Strategic Plan, which includes expansion into existing markets and international markets such as China.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first quarter of fiscal 2016 and 2015, respectively (dollars in thousands):

	September 24, 2015	September 25, 2014	$ Change
Operating activities	$40,960	$27,857	$13,103
Investing activities	(7,639)	(5,167)	(2,472)
Financing activities	(33,654)	(22,869)	(10,785)

Total cash flow	$(333)	$(179)	$(154)

Operating Activities Net cash provided by operating activities was $41.0 million for the first quarter of fiscal 2016 compared to $27.9 million for the first quarter of fiscal 2015. This increase was due primarily to less use of working capital and timing of accounts payable combined with increased net income. Our nut commodity purchases were $19.4 million higher during the first quarter of fiscal 2016 than the same period of fiscal 2015, primarily due to the procurement of larger quantities of cashews combined with increasing almond acquisition costs.

Net accounts receivable were $77.8 million at September 24, 2015, an increase of $2.1 million, or 2.8%, from the balance at June 25, 2015, and an increase of $15.0 million, or 23.8%, from the balance at September 25, 2014. The increase in net accounts receivable from June 25, 2015 to September 24, 2015 and from September 25, 2014 to September 24, 2015 is due primarily to increased net sales.

Total inventories were $187.9 million at September 24, 2015, a decrease of $10.1 million, or 5.1%, from the inventory balance at June 25, 2015, and an increase of $16.5 million, or 9.6%, from the inventory balance at September 25, 2014. The decrease at September 24, 2015 compared to June 25, 2015 was primarily due to lower quantities of pecans and walnuts, partially offset by higher cost almonds and cashews and increased work-in-process inventories on hand. The increase at September 24, 2015 compared to September 25, 2014 is primarily due to increased commodity acquisition costs for almonds and cashews and increased quantities of peanut, walnut, and work-in-process inventories on hand, partially offset by a decrease in the quantity of finished goods inventory on hand.

Raw nut and dried fruit input stocks increased by 5.5 million pounds, or 15.2%, at September 24, 2015 compared to September 25, 2014. The increase was attributable mainly to increased quantities of peanuts and walnuts. The weighted average cost per pound of raw nut input stocks on hand at the end of the first quarter of fiscal 2016 was relatively unchanged compared to the first quarter of fiscal 2015 due to a shift in quantities to lower cost peanuts and walnuts from other higher cost tree nuts.

Accounts payable were $68.3 million at September 24, 2015, an increase of $22.6 million, or 49.3%, from the balance at June 25, 2015, and an increase of $8.4 million, or 13.9%, from the balance at September 25, 2014. The increase in accounts payable from June 25, 2015 to September 24, 2015 is due primarily to higher acquisition costs for almonds and cashews and commencing the receipt of the new walnut crop. The increase in accounts payable at September 24, 2015 compared to September 25, 2014 is due to increased amounts due for almond and cashew purchases, mainly due to timing of vendor payments combined with higher acquisition costs.

Investing Activities Cash used in investing activities, essentially all for capital expenditures, was $7.6 million during the first quarter of fiscal 2016 compared to $5.2 million for the same period last year. We expect total capital expenditures for new equipment and facility upgrades, and food safety enhancements for fiscal 2016 to be approximately $15 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used by financing activities was $33.7 million during the first quarter of fiscal 2016 compared to $22.9 million for the same period last year. Net repayment of short term borrowings under our Credit Facility increased $12.4 million during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, primarily due to increased operating cash flows.

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

The Credit Facility, as most recently amended in September 2014, is secured by substantially all of our assets other than machinery and equipment, real property, and fixtures and matures on July 15, 2019. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”).

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

At September 24, 2015, the weighted average interest rate for the Credit Facility was 2.65%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 24, 2015, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At September 24, 2015, we had $84.9 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 24, 2015, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $16.0 million of Tranche A and $4.0 million of Tranche B have been classified as long-term debt which represent scheduled principal payments that are due at least twelve months beyond September 24, 2015.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In the beginning of the second quarter of fiscal 2016, we exercised two of the five-year renewal options which extended the lease term to September 2026. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 24, 2015, $11.8 million of the debt obligation was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 25, 2015.

Recent Accounting Pronouncements

Refer to Note 11 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, contained in Part I, Item 1 of this form 10-Q, for a discussion of recently issued accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 25, 2015.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 24, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 24, 2015, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 24, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 9 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 25, 2015. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 25, 2015 during the first quarter of fiscal 2016.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2015.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2015.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(12)

3.2	Amended and Restated Bylaws of Registrant(11)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.2	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.3	The Registrant’s 1998 Equity Incentive Plan(4)

*10.4	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.5	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.7	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

*10.9	The Registrant’s Restated Supplemental Retirement Plan(8)

*10.10	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

*10.11	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015(11)

10.12	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(10)

10.13	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(10)

10.14	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(10)

10.15	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(10)

Exhibit Number	Description

10.16	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(10)

10.17	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(10)

10.18	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(10)

10.19	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(10)

10.20	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(10)

*10.21	The Registrant’s 2008 Equity Incentive Plan, as amended(1)

*10.22	First Amendment to the Registrant’s 2008 Equity Incentive Plan(13)

*10.23	The Registrant’s Employee Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (14)

*10.24	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (14)

*10.25	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (17)

10.26	Form of Indemnification Agreement(15)

**10.27	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(16)

10.28	Form of Change-of-Control Employment Security Agreement and Non-Compete(18)

10.29	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(19)

10.30	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(21)

10.31	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(22)

10.32	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(23)

10.33	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender. (24)

10.34	The Registrant’s 2014 Omnibus Incentive Plan(20)

10.35	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan(25)

Exhibit Number	Description

10.36	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan(25)

10.37	The Registrant’s Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan(25)

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2008 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated August 21, 2015 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2010 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2011 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed with the Commission on October 28, 2014 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2013 (Commission File No. 0-19681).
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 17, 2013 (Commission File No. 0-19681).
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 3, 2014 (Commission File No. 0-19681).
(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 25, 2014 (Commission File No. 0-19681).