Form 10-Q
period 2015-12-24
SANFILIPPO JOHN B & SON INC
filed 2016-01-28
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2015

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

As of January 21, 2016, 8,594,440 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 24, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24, 2015	December 25, 2014	December 24, 2015	December 25, 2014
Net sales	$279,002	$251,373	$504,779	$456,410
Cost of sales	233,991	214,130	426,563	388,483

Gross profit	45,011	37,243	78,216	67,927

Operating expenses:
Selling expenses	16,374	15,671	27,756	26,743
Administrative expenses	8,945	6,894	17,023	14,493

Total operating expenses	25,319	22,565	44,779	41,236

Income from operations	19,692	14,678	33,437	26,691

Other expense:
Interest expense including $271, $278, $544 and $558 to related parties	804	877	1,719	1,867
Rental and miscellaneous expense, net	346	548	868	2,458

Total other expense, net	1,150	1,425	2,587	4,325

Income before income taxes	18,542	13,253	30,850	22,366
Income tax expense	6,492	4,850	10,810	8,048

Net income	$12,050	$8,403	$20,040	$14,318
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	253	240	504	479
Income tax expense related to pension adjustments	(99)	(96)	(197)	(192)

Other comprehensive income, net of tax	154	144	307	287

Comprehensive income	$12,204	$8,547	$20,347	$14,605

Net income per common share-basic	$1.07	$0.75	$1.79	$1.29

Net income per common share-diluted	$1.07	$0.75	$1.77	$1.28

Cash dividends declared per share	$2.00	$1.50	$2.00	$1.50

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 24, 2015	June 25, 2015	December 25, 2014
ASSETS
CURRENT ASSETS:
Cash	$3,026	$1,946	$4,359
Accounts receivable, less allowances of $7,199, $2,966 and $6,264	72,065	75,635	64,834
Inventories	185,279	197,997	221,938
Deferred income taxes	—	4,264	3,442
Prepaid expenses and other current assets	6,965	4,468	6,319

TOTAL CURRENT ASSETS	267,335	284,310	300,892

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	106,538	104,016	103,048
Machinery and equipment	185,399	178,936	173,291
Furniture and leasehold improvements	4,363	4,363	4,363
Vehicles	431	397	397
Construction in progress	2,167	2,868	6,615

	308,183	299,865	296,999
Less: Accumulated depreciation	195,565	189,671	186,201

	112,618	110,194	110,798
Rental investment property, less accumulated depreciation of $8,451, $8,055 and $7,659	20,443	20,839	21,235

TOTAL PROPERTY, PLANT AND EQUIPMENT	133,061	131,033	132,033

Cash surrender value of officers’ life insurance and other assets	9,961	10,332	8,816
Deferred income taxes	6,211	3,181	1,390
Intangible assets, net of accumulated amortization of $21,865, $21,011 and $19,929	2,225	3,079	4,161

TOTAL ASSETS	$418,793	$431,935	$447,292

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 24, 2015	June 25, 2015	December 25, 2014
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$13,932	$61,153	$29,470
Current maturities of long-term debt, including related party debt of $391, $376 and $362	3,391	3,376	3,362
Accounts payable, including related party payables of $84, $241 and $141	83,322	45,722	112,705
Book overdraft	1,344	1,037	3,809
Accrued payroll and related benefits	12,228	14,847	8,707
Other accrued expenses	8,189	7,970	8,401

TOTAL CURRENT LIABILITIES	122,406	134,105	166,454

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $11,341, $11,540 and $11,732	30,590	32,290	33,982
Retirement plan	18,226	17,885	14,561
Other	6,456	6,377	5,799

TOTAL LONG-TERM LIABILITIES	55,272	56,552	54,342

TOTAL LIABILITIES	177,678	190,657	220,796

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,712,340, 8,663,480 and 8,646,480 shares issued	87	86	86
Capital in excess of par value	113,515	111,540	110,127
Retained earnings	133,218	135,664	120,677
Accumulated other comprehensive loss	(4,527)	(4,834)	(3,216)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	241,115	241,278	226,496

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$418,793	$431,935	$447,292

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 24, 2015	December 25, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,040	$14,318
Depreciation and amortization	8,229	7,948
Loss on disposition of properties, net	258	70
Deferred income tax expense (benefit)	1,234	(622)
Stock-based compensation expense	1,292	879
Change in assets and liabilities:
Accounts receivable, net	3,587	(9,031)
Inventories	12,718	(39,108)
Prepaid expenses and other current assets	(1,321)	(3,552)
Accounts payable	38,293	67,617
Accrued expenses	(2,400)	(3,911)
Income taxes payable	(1,176)	2,609
Other long-term assets and liabilities	453	244
Other, net	664	491

Net cash provided by operating activities	81,871	37,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,387)	(8,379)
Proceeds from dispositions of assets	—	30
Other	(3)	35

Net cash used in investing activities	(10,390)	(8,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	148,125	162,970
Repayments of revolving credit borrowings	(195,346)	(174,042)
Principal payments on long-term debt	(1,685)	(1,671)
Increase in book overdraft	307	1,395
Dividends paid	(22,486)	(16,759)
Issuance of Common Stock under equity award plans	31	386
Tax benefit of equity award exercises	653	558

Net cash used in financing activities	(70,401)	(27,163)

NET INCREASE IN CASH	1,080	2,475
Cash, beginning of period	1,946	1,884

Cash, end of period	$3,026	$4,359

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Real Estate, LLC, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Fiscal 2016 will consist of fifty-three weeks, with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2016 and fiscal 2015 are to the fiscal year ending June 30, 2016 and the fiscal year ended June 25, 2015, respectively.

•	References herein to the second quarter of fiscal 2016 and fiscal 2015 are to the quarters ended December 24, 2015 and December 25, 2014, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2016 and fiscal 2015 are to the twenty-six weeks ended December 24, 2015 and December 25, 2014, respectively.

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

Note 2 – Inventories

Inventories consist of the following:

	December 24, 2015	June 25, 2015	December 25, 2014
Raw material and supplies	$80,549	$58,704	$111,150
Work-in-process and finished goods	104,730	139,293	110,788

Total	$185,279	$197,997	$221,938

Note 3 – Credit Facility

At December 24, 2015, we had $98,968 of available credit under the Credit Facility which reflects borrowings of $13,932 and reduced availability as a result of $4,600 in outstanding letters of credit. As of December 24, 2015, we were in compliance with all covenants under the Credit Facility and Mortgage Facility.

Note 4 – Income Taxes

We file income tax returns with federal and state tax authorities within the United States of America. Our federal tax returns are open for audit for fiscal 2012 and later and our fiscal 2013 and 2014 returns are currently under audit. Our Illinois tax returns are open for audit for fiscal 2013 and 2014, and both of these returns are currently under audit. Our California tax returns are open for audit for fiscal 2011 and later. No other tax jurisdictions are material to us.

See Note 12 – “Recent Accounting Pronouncements” for the description of a new income tax related accounting standard update that was adopted this quarter.

Note 5 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24, 2015	December 25, 2014	December 24, 2015	December 25, 2014
Weighted average number of shares outstanding – basic	11,219,354	11,136,143	11,206,954	11,114,137
Effect of dilutive securities:
Stock options and restricted stock units	91,031	81,779	104,428	95,629

Weighted average number of shares outstanding – diluted	11,310,385	11,217,922	11,311,382	11,209,766

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.

Note 6 – Stock-Based Compensation Plans

During the second quarter of fiscal 2016, there were 57,893 RSUs awarded to employees and non-employee members of the Board of Directors. The vesting period is generally three years for awards to employees and one year for awards to non-employee directors.

Stock option activity was insignificant during the first half of fiscal 2016.

The following is a summary of restricted stock unit activity for the first half of fiscal 2016:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 25, 2015	228,668	$23.96
Activity:
Granted	57,893	55.49
Vested	(47,110)	19.69
Forfeited	—	—

Outstanding at December 24, 2015	239,451	$32.42

At December 24, 2015 there are 55,183 RSUs outstanding that are vested but deferred. The non-vested RSUs will vest over a weighted average period of 1.5 years.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24, 2015	December 25, 2014	December 24, 2015	December 25, 2014
Stock-based compensation expense	$826	$608	$1,292	$879

As of December 24, 2015, there was $4,349 of total unrecognized compensation expense related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.5 years.

Note 7 – Special Cash Dividend

On October 27, 2015 our Board of Directors, after considering the financial position of our Company, declared a special cash dividend of $2.00 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “Special Dividend”). The Special Dividend was paid on December 11, 2015, to stockholders of record at the close of business on December 2, 2015. The total amount of cash paid to stockholders under the Special Dividend was $22,486.

Note 8 – Retirement Plan

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

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24, 2015	December 25, 2014	December 24, 2015	December 25, 2014
Service cost	$122	$97	$245	$193
Interest cost	212	160	422	321
Amortization of prior service cost	240	240	479	479
Amortization of loss	13	—	25	—

Net periodic benefit cost	$587	$497	$1,171	$993

Note 9 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the twenty-six weeks ended December 24, 2015 and December 25, 2014. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Twenty-six Weeks Ended
	December 24, 2015	December 25, 2014
Balance at beginning of period	$(4,834)	$(3,503)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	504	479
Tax effect	(197)	(192)

Net current-period other comprehensive income	307	287

Balance at end of period	$(4,527)	$(3,216)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter and twenty-six weeks ended December 24, 2015 and December 25, 2014 were as follows:

					Affected line item in the Consolidated Statements of Comprehensive Income
Reclassifications from AOCL to earnings (b)	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24, 2015	December 25, 2014	December 24, 2015	December 25, 2014
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(240)	$(240)	$(479)	$(479)	Administrative expenses
Unrecognized net loss	(13)	—	(25)	—	Administrative expenses

Total before tax	(253)	(240)	(504)	(479)
Tax effect	99	96	197	192	Income tax expense

Amortization of defined pension items, net of tax	$(154)	$(144)	$(307)	$(287)

(b)	Amounts in parenthesis indicate debits to expense. See Note 8 – “Retirement Plan” above for additional details.

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

The following table summarizes the carrying value and fair value estimate of our long term debt, including current maturities:

	December 24, 2015	June 25, 2015	December 25, 2014
Carrying value of long-term debt:	$33,981	$35,666	$37,344
Fair value of long-term debt:	36,980	39,377	41,251

The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 12 – Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.”ASU No. 2015-17 requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. ASU No. 2015-17 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early application is permitted as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented.

In the second quarter of fiscal 2016 the Company elected to early adopt this new accounting principle on a prospective basis. Approximately $4,264 of net current deferred tax assets were reclassified to non-current on the balance sheet. Adoption of this amendment did not have an effect on the Company’s financial position or results of operations, and prior periods were not retrospectively adjusted.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers, Deferral of the Effective Date” which deferred the effective date of ASU

2014-09 for one year. Consequently, this new revenue recognition guidance will be effective for the Company beginning in fiscal year 2019. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The Company is currently assessing the adoption method and the impact of this new guidance on our financial position and results of operations.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2016 will consist of fifty-three weeks, with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2016 and fiscal 2015 are to the fiscal year ending June 30, 2016 and the fiscal year ended June 25, 2015, respectively.

•	References herein to the second quarter of fiscal 2016 and fiscal 2015 are to the quarters ended December 24, 2015 and December 25, 2014, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2016 and fiscal 2015 are to the twenty-six weeks ended December 24, 2015 and December 25, 2014, respectively.

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

We face a number of challenges in the future which include, among others, volatile commodity costs for certain tree nuts and intensified competition for market share from both private brand and name brand nut products. We experienced increasing almond acquisition costs during fiscal 2015 which increased further in the first half of fiscal 2016. Consequently, the resulting price increases reduced consumer demand for certain almond products. For the remainder of fiscal 2016 and the first two quarters of fiscal 2017, acquisition costs for both almonds and walnuts are expected to decline significantly. These declines in acquisition costs are expected to lead to lower selling prices for products that contain these nuts. Since sales of almonds and walnuts comprise a significant percentage of our total net sales, we anticipate that lower selling prices could result in a reduction in total net sales in future comparisons until the impact of lower retail prices ultimately drives increased sales volume for these products. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of promotional, sampling and advertising activity for our Fisher and Orchard Valley Harvest brands, and our new Fisher Nut Exactly brand snack bite product line. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $279.0 million for the second quarter of fiscal 2016 increased 11.0% from our net sales of $251.4 million for the second quarter of fiscal 2015. Net sales for the first twenty-six weeks of fiscal 2016 increased by $48.4 million, or 10.6%, to $504.8 million from net sales of $456.4 million for the first twenty-six weeks of fiscal 2015.

Sales volume, measured as pounds sold to customers, increased 6.5 million pounds, or 9.4%, compared to the second quarter of fiscal 2015. Sales volume increased 6.5 million pounds, or 5.0%, compared to the first twenty-six weeks of fiscal 2015.

Gross profit increased by $7.8 million and our gross profit margin, as a percentage of net sales, increased to 16.1% for the second quarter of fiscal 2016 compared to 14.8% for the second quarter of fiscal 2015. Gross profit increased by $10.3 million year to date and our gross profit margin increased to 15.5% from 14.9% for the first twenty-six weeks of fiscal 2016 compared to the first twenty-six weeks of fiscal 2015.

Total operating expenses for the second quarter of fiscal 2016 increased by $2.8 million, or 12.2%, compared to the second quarter of fiscal 2015. As a percentage of net sales, total operating expenses in the second quarter of fiscal 2016 increased to 9.1% from 9.0% for the second quarter of fiscal 2015. For the first half of fiscal 2016, total operating expenses increased by $3.5 million, but decreased to 8.9% of net sales compared to 9.0% for the first half of fiscal 2015.

The total value of inventories on hand at the end of the second quarter of fiscal 2016 decreased by $36.7 million, or 16.5%, in comparison to the total value of inventories on hand at the end of the second quarter of fiscal 2015.

With the exception of pecans, we have seen acquisition costs for domestic tree nuts decrease in the 2015 crop year (which falls into our current 2016 fiscal year). We have completed procurement of inshell walnuts during the first half of fiscal 2016. During the third quarter, we will determine the final prices to be paid to the walnut growers based upon current market prices and other factors. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual final liability will be determined during the third quarter of fiscal 2016 and will be recognized in our financial results at that time.

Our Board of Directors, after considering the financial position of our Company and other factors, declared a special cash dividend on October 27, 2015. The special cash dividend of $2.00 per share on all issued and outstanding shares of Common Stock and Class A Common stock of the Company was paid on December 11, 2015. We paid approximately $22.5 million to our stockholders.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased 11.0% to $279.0 million in the second quarter of fiscal 2016 compared to net sales of $251.4 million for the second quarter of fiscal 2015. Sales volume, which is defined as pounds sold to customers, increased approximately 9.4% in the quarterly comparison. Sales volume increased for all major product types except almonds and pecans.

For the first twenty-six weeks of fiscal 2016 our net sales were $504.8 million, an increase of $48.4 million, or 10.6%, compared to the same period of fiscal 2015. The increase in net sales was primarily attributable to a 5.4% increase in the weighted average sales price per pound, driven mainly by selling price increases for most major nut types, except peanuts and walnuts, due to higher commodity acquisition costs, and a 5.0% increase in sales volume.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 24, 2015	December 25, 2014	December 24, 2015	December 25, 2014
Peanuts	12.2%	12.2%	12.9%	13.4%
Pecans	18.4	18.9	14.9	15.5
Cashews & Mixed Nuts	23.4	21.4	23.2	21.4
Walnuts	10.6	12.2	10.4	11.8
Almonds	20.6	20.6	21.7	21.5
Trail & Snack Mixes	10.2	9.5	12.1	11.0
Other	4.6	5.2	4.8	5.4

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	December 24, 2015	December 25, 2014	Change	Percent Change
Consumer (1)	$176,769	$162,044	$14,725	9.1%
Commercial Ingredients	57,012	51,101	5,911	11.6
Contract Packaging	36,614	29,656	6,958	23.5
Export (2)	8,607	8,572	35	0.4

Total	$279,002	$251,373	$27,629	11.0%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 42% of total consumer sales during the second quarter of both fiscal 2016 and fiscal 2015.

(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 63% and 72% of total sales in the export channel during the second quarter of fiscal 2016 and fiscal 2015, respectively.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Twenty-six Weeks Ended
Distribution Channel	December 24, 2015	December 25, 2014	Change	Percent Change
Consumer (1)	$307,480	$285,955	$21,525	7.5%
Commercial Ingredients	112,415	99,047	13,368	13.5
Contract Packaging	67,918	55,351	12,567	22.7
Export (2)	16,966	16,057	909	5.7

Total	$504,779	$456,410	$48,369	10.6%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 37% and 36% of total consumer sales during the first twenty-six weeks of fiscal 2016 and fiscal 2015, respectively.

(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 71% and 73% of total sales in the export channel during the first twenty-six weeks of fiscal 2016 and fiscal 2015, respectively.

Net sales in the consumer distribution channel increased by 9.1% in dollars and 2.5% in sales volume in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Private brand consumer sales volume increased 2.5%, primarily due to an increase in sales of peanut and mixed nut products to existing customers. A 20.7% increase in combined sales volume of Orchard Valley Harvest and Sunshine Country produce products also contributed to the sales volume increase. Sales volume for Fisher snack nuts decreased 10.3%, primarily as a result of lower peanut sales to existing customers due to the timing of promotional activity.

In the first twenty-six weeks of fiscal 2016, net sales in the consumer distribution channel increased by 7.5% in dollars, though sales volume was relatively unchanged, compared to the same period of fiscal 2015. Private brand consumer sales volume decreased by 1.8% in the first twenty-six weeks of fiscal 2016 compared to the same period of fiscal 2015 due to a decrease in sales of almond products from the impact on consumer demand of significantly higher retail selling prices. Sales volume for Fisher snack nuts decreased 6.7% due to the reasons noted in the quarterly comparison. An increase in sales volume of our branded produce products, Fisher peanut butter, and Fisher Nut Exactly snack bites offset the sales volume decline in private brand products and Fisher snack nuts.

Net sales in the commercial ingredients distribution channel increased by 11.6% in dollars and 20.7% in sales volume in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. In the first twenty-six weeks of fiscal 2016, net sales in the commercial ingredients distribution channel increased by 13.5% in dollars and sales volume increased 10.5% compared to the same period of fiscal 2015. The sales volume increase for both the quarterly and twenty-six week period was primarily due to an increase in sales of peanuts to other peanut shellers.

Net sales in the contract packaging distribution channel increased by 23.5% in dollars and 16.2% in sales volume in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. In the first twenty-six weeks of fiscal 2016, net sales in the contract packaging distribution channel increased by 22.7% in dollars and 13.6% in sales volume compared to the first twenty-six weeks of fiscal 2015. The sales volume increase for both the quarterly and twenty-six week period was primarily due to increased sales of peanuts and trail mixes to existing customers.

Net sales in the export distribution channel was relatively unchanged in dollars and sales volume increased 29.3% in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Net sales in the export distribution channel in the first twenty-six weeks of fiscal 2016 increased by 5.7% in dollars and 17.0% in sales volume compared to the first twenty-six weeks of fiscal 2015. The sales volume increase for both the quarterly and the twenty-six week period comparison was primarily due to increased sales of bulk inshell walnuts.

Gross Profit

Gross profit increased by $7.8 million, or 20.9%, to $45.0 million for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Our gross profit margin, as a percentage of net sales, increased to 16.1% for the second quarter of fiscal 2016 compared to 14.8% for the second quarter of fiscal 2015. The gross profit margin increase was primarily driven by improved alignment of selling prices and commodity acquisition costs.

Gross profit increased by $10.3 million, or 15.1%, to $78.2 million for the first twenty-six weeks of fiscal 2016 from $67.9 million for the first twenty-six weeks of fiscal 2015. Our gross profit margin increased to 15.5% for the first twenty-six weeks of fiscal 2016 compared to 14.9% for the first twenty-six weeks of fiscal 2015. The gross profit margin increase was also primarily due to improved alignment of selling prices and commodity acquisition costs.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2016 increased by $2.8 million to $25.3 million. Operating expenses for the second quarter of fiscal 2016 increased to 9.1% of net sales from 9.0% of net sales for the second quarter of fiscal 2015.

Selling expenses for the second quarter of fiscal 2016 were $16.4 million, an increase of $0.7 million, or 4.5%, from the second quarter of fiscal 2015. The increase was driven primarily by a $1.3 million increase in compensation related expenses, partially offset by a $0.4 million decrease in shipping expense driven primarily by decreasing fuel costs.

Administrative expenses for the second quarter of fiscal 2016 were $8.9 million, an increase of $2.1 million, or 29.8%, from the second quarter of fiscal 2015. The increase was driven primarily by a $2.1 million increase in compensation related expenses.

Total operating expenses for the first twenty-six weeks of fiscal 2016 increased by $3.5 million to $44.8 million due primarily to increased compensation related expenses. Operating expenses decreased to 8.9% of net sales for the first half of fiscal 2016 compared to 9.0% of net sales for the first half of fiscal 2015.

Selling expenses for the first twenty-six weeks of fiscal 2016 were $27.8 million, an increase of $1.0 million, or 3.8%, from the amount recorded for the first twenty-six weeks of fiscal 2015. The increase was driven primarily by a $1.6 million increase in compensation related expenses. Also contributing to the increase in selling expense was a $0.4 million increase in sampling and advertising expense. Partially offsetting these increases was a $1.3 million decrease in shipping expense for the reasons noted in the quarterly comparison above.

Administrative expenses for the first twenty-six weeks of fiscal 2016 were $17.0 million, an increase of $2.5 million, or 17.5%, compared to the same period of fiscal 2015. The increase was driven primarily by a $2.3 million increase in compensation related expenses.

Income from Operations

Due to the factors discussed above, income from operations increased to $19.7 million, or 7.1% of net sales, for the second quarter of fiscal 2016 from $14.7 million, or 5.8% of net sales, for the second quarter of fiscal 2015.

Due to the factors discussed above, income from operations increased to $33.4 million, or 6.6% of net sales, for the first twenty-six weeks of fiscal 2016 from $26.7 million, or 5.8% of net sales, for the first twenty-six weeks of fiscal 2015.

Interest Expense

Interest expense was $0.8 million for the second quarter of fiscal 2016 compared to $0.9 million in the second quarter of fiscal 2015. Interest expense decreased 7.9% to $1.7 million for the first twenty-six weeks of fiscal 2016 compared to the same period of fiscal 2015. The decrease in interest expense for both the quarterly and twenty-six week comparison was due primarily to a reduction in long-term debt.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for the second quarter of fiscal 2016 compared to $0.5 million for the second quarter of fiscal 2015. Net rental and miscellaneous expense was $0.9 million for the first twenty-six weeks of fiscal 2016 compared to $2.5 million for the first twenty-six weeks of fiscal 2015. The decrease in both comparative periods is due to repairs to the exterior of the office building located on our Elgin, Illinois campus being completed during the second quarter of fiscal 2015 while no such repair expenses were incurred in fiscal 2016.

Income Tax Expense

Income tax expense was $6.5 million, or 35.0% of income before income taxes (the “Effective Tax Rate”), for the second quarter of fiscal 2016 compared to $4.9 million, or 36.6% of income before income taxes, for the second quarter of fiscal 2015. For the first twenty-six weeks of fiscal 2016, income tax expense was $10.8 million, or 35.0% of income before income taxes, compared to $8.0 million, or 36.0% of income before income taxes, for the comparable period last year. The decrease in the Effective Tax Rate, for the quarterly and twenty-six week comparison, is primarily due to a lower estimated annual tax rate for state income taxes.

Net Income

Net income was $12.1 million, or $1.07 per common share (basic and diluted), for the second quarter of fiscal 2016, compared to $8.4 million, or $0.75 per common share (basic and diluted), for the second quarter of fiscal 2015.

Net income was $20.0 million, or $1.79 per common share basic and $1.77 per share diluted, for the first twenty-six weeks of fiscal 2016, compared to net income of $14.3 million, or $1.29 per common share basic and $1.28 per share diluted, for the first twenty-six weeks of fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended most recently in September 2014 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility, due to our improved financial performance in the past, have allowed us to consummate business acquisitions, devote more funds to promote our products, (especially our Fisher and Orchard Valley Harvest brands), develop new products, pay a special cash dividend the past four years, and explore other growth strategies outlined in our Strategic Plan, which includes expansion into existing markets and international markets such as China.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first half of fiscal 2016 and 2015, respectively (dollars in thousands):

	December 24, 2015	December 25, 2014	$ Change
Operating activities	$81,871	$37,952	$43,919
Investing activities	(10,390)	(8,314)	(2,076)
Financing activities	(70,401)	(27,163)	(43,238)

Total cash flow	$1,080	$2,475	$(1,395)

Operating Activities Net cash provided by operating activities was $81.9 million for the first twenty-six weeks of fiscal 2016 compared to $38.0 million for the comparative period of fiscal 2015. This increase was due primarily to a reduced need for working capital for inventory. Our nut commodity purchases were $11.3 million lower during the first half of fiscal 2016 than the same period of fiscal 2015, primarily due to the procurement of smaller quantities of pecans and walnuts combined with decreasing walnut acquisition costs.

Total inventories were $185.3 million at December 24, 2015, a decrease of $12.7 million, or 6.4%, from the inventory balance at June 25, 2015, and a decrease of $36.7 million, or 16.5%, from the inventory balance at December 25, 2014. The decrease at December 24, 2015 compared to June 25, 2015 was primarily due to lower quantities of pecans and finished goods on hand, partially offset by higher cost cashews. The decrease at December 24, 2015 compared to December 25, 2014 was primarily driven by lower quantities of raw nut and dried fruit input stocks and significantly lower acquisition costs for walnuts.

Raw nut and dried fruit input stocks decreased by 7.7 million pounds, or 10.2%, at December 24, 2015 compared to December 25, 2014. The decrease was attributable mainly to lower quantities of pecans, peanuts and walnuts. The weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2016 decreased 14.9% compared to the end of the second quarter of fiscal 2015 due to the decline in walnut acquisition costs.

Accounts payable were $83.3 million at December 24, 2015, an increase of $37.6 million, or 82.2%, from the balance at June 25, 2015, and a decrease of $29.4 million, or 26.1%, from the balance at December 25, 2014. The increase in accounts payable from June 25, 2015 to December 24, 2015 is due primarily to higher acquisition costs for almonds and cashews and the receipt of the new walnut crop. The decrease in accounts payable at December 24, 2015 compared to December 25, 2014 is mainly due to decreased amounts due for walnut purchases due to lower acquisition costs.

Investing Activities Cash used in investing activities, primarily all for capital expenditures, was $10.4 million during the first twenty-six weeks of fiscal 2016 compared to $8.3 million for the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2016 to be approximately $15 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used by financing activities was $70.4 million during the first twenty-six weeks of fiscal 2016 compared to $27.2 million for the same period last year. We paid $22.5 million in dividends during the second quarter of fiscal 2016 compared to $16.8 million during the same quarter last year. Net repayments of short term borrowings under our Credit Facility increased $36.1 million during the first half of fiscal 2016 compared to the first half of fiscal 2015, primarily due to increased operating cash flows.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into the Elgin Site. As part of the facility consolidation project, on April 15, 2005, we closed on the $48.0 million purchase of the Elgin Site. The Elgin Site includes both an office building and a warehouse.

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

At December 24, 2015, the weighted average interest rate for the Credit Facility was 2.68%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 24, 2015, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At December 24, 2015, we had $99.0 million of available credit under the Credit Facility. If this entire amount were borrowed at December 24, 2015, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

We are subject to interest rate resets for each of Tranche A and Tranche B. Specifically, on March 1, 2018 (the “Tranche A Reset Date”) and March 1, 2016 and every two years thereafter (each, a “Tranche B Reset Date”), the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. If the reset interest rate for Tranche A is unacceptable to us and we (i) do not have sufficient funds to repay the amount due with respect to Tranche A on the Tranche A Reset Date, or (ii) are unable to refinance the amount due with respect to Tranche A on the Tranche A Reset Date, on terms more favorable than the reset interest rate, then, depending on the extent of the changes in the reset interest rate, our interest expense would increase.

The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. As mentioned above, such interest rate may be reset by the Mortgage Lender on the Tranche A Reset Date. Monthly principal payments in the amount of $0.2 million commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest, as reset on March 1, 2014, at a floating rate of the greater of (i) one month LIBOR plus 3.75% per annum or (ii) 4.50%, payable monthly (the “Floating Rate”). The margin on such Floating Rate may be reset by the Mortgage Lender on each Tranche B Reset Date; provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on or after March 1, 2016. In January 2016 the Tranche B interest rate was reset. The new rate will be 25 basis points lower than the previous rate, based on the same underlying index, effective March 1, 2016. Monthly principal payments in the amount of $0.1 million commenced on June 1, 2008. We do not currently anticipate that any change in the Floating Rate or the underlying index will have a material adverse effect upon our business, financial condition or results of operations.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 24, 2015, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $15.4 million of Tranche A and $3.9 million of Tranche B have been classified as long-term debt which represent scheduled principal payments that are due at least twelve months beyond December 24, 2015.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 24, 2015, $11.7 million of the debt obligation was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 25, 2015.

Recent Accounting Pronouncements

Refer to Note 12 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, contained in Part I, Item 1 of this form 10-Q, for a discussion of recently issued and adopted accounting pronouncements.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 24, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 24, 2015, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 24, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 10 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 25, 2015. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 25, 2015 during the second quarter of fiscal 2016.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 28, 2016.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(12)

3.2	Amended and Restated Bylaws of Registrant(11)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen Class A Common Stock Certificate(3)

5-9	Not applicable

10.1	Tax Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

10.2	Indemnification Agreement between Registrant and certain Stockholders of Registrant prior to its initial public offering(2)

*10.3	The Registrant’s 1998 Equity Incentive Plan(4)

*10.4	First Amendment to the Registrant’s 1998 Equity Incentive Plan(5)

*10.5	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.6	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.7	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(7)

*10.8	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(7)

*10.9	The Registrant’s Restated Supplemental Retirement Plan(8)

*10.10	Form of Option Grant Agreement under 1998 Equity Incentive Plan(9)

*10.11	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015(11)

10.12	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(10)

10.13	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(10)

10.14	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(10)

10.15	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(10)

Exhibit Number	Description

10.16	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(10)

10.17	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(10)

10.18	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(10)

10.19	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(10)

10.20	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(10)

*10.21	The Registrant’s 2008 Equity Incentive Plan, as amended(1)

*10.22	First Amendment to the Registrant’s 2008 Equity Incentive Plan(13)

*10.23	The Registrant’s Employee Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (14)

*10.24	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (14)

*10.25	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (17)

10.26	Form of Indemnification Agreement(15)

**10.27	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(16)

10.28	Form of Change-of-Control Employment Security Agreement and Non-Compete(18)

10.29	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(19)

10.30	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(21)

10.31	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(22)

10.32	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(23)

10.33	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender. (24)

10.34	The Registrant’s 2014 Omnibus Incentive Plan(20)

10.35	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle) (25)

Exhibit Number	Description
10.36	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan(fiscal 2015 awards cycle) (25)

10.37	The Registrant’s Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan(fiscal 2015 awards cycle) (25)

10.38	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2016 awards cycle), filed herewith

10.39	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2016 awards cycle), filed herewith

10.40	The Registrant’s Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2016 awards cycle), filed herewith

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2008 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated August 21, 2015 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2010 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2011 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed with the Commission on October 28, 2014 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2013 (Commission File No. 0-19681).
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 17, 2013 (Commission File No. 0-19681).
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 3, 2014 (Commission File No. 0-19681).
(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 25, 2014 (Commission File No. 0-19681).