Form 10-Q
period 2016-03-24
SANFILIPPO JOHN B & SON INC
filed 2016-04-26
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2016

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

As of April 15, 2016, 8,607,815 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 24, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 24, 2016	March 26, 2015	March 24, 2016	March 26, 2015
Net sales	$215,742	$209,396	$720,521	$665,806
Cost of sales	190,154	179,612	616,717	568,095

Gross profit	25,588	29,784	103,804	97,711

Operating expenses:
Selling expenses	11,358	11,155	39,114	37,898
Administrative expenses	8,761	7,132	25,784	21,625

Total operating expenses	20,119	18,287	64,898	59,523

Income from operations	5,469	11,497	38,906	38,188

Other expense:
Interest expense including $269, $277, $814 and $835 to related parties	897	1,028	2,616	2,895
Rental and miscellaneous expense, net	313	372	1,181	2,830

Total other expense, net	1,210	1,400	3,797	5,725

Income before income taxes	4,259	10,097	35,109	32,463
Income tax expense	1,181	3,579	11,991	11,627

Net income	$3,078	$6,518	$23,118	$20,836
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	251	239	755	718
Income tax expense related to pension adjustments	(98)	(95)	(295)	(287)

Other comprehensive income, net of tax	153	144	460	431

Comprehensive income	$3,231	$6,662	$23,578	$21,267

Net income per common share-basic	$0.27	$0.58	$2.06	$1.87

Net income per common share-diluted	$0.27	$0.58	$2.04	$1.86

Cash dividends declared per share	$—	$—	$2.00	$1.50

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 24, 2016	June 25, 2015	March 26, 2015
ASSETS
CURRENT ASSETS:
Cash	$2,923	$1,946	$2,064
Accounts receivable, less allowances of $5,699, $2,966 and $3,962	71,500	75,635	66,654
Inventories	207,319	197,997	228,377
Deferred income taxes	—	4,264	3,489
Prepaid expenses and other current assets	11,310	4,468	7,959

TOTAL CURRENT ASSETS	293,052	284,310	308,543

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	106,488	104,016	103,036
Machinery and equipment	187,482	178,936	180,059
Furniture and leasehold improvements	4,355	4,363	4,363
Vehicles	431	397	397
Construction in progress	2,221	2,868	2,725

	310,262	299,865	299,865
Less: Accumulated depreciation	198,747	189,671	189,109

	111,515	110,194	110,756
Rental investment property, less accumulated depreciation of $8,649, $8,055 and $7,857	20,245	20,839	21,037

TOTAL PROPERTY, PLANT AND EQUIPMENT	131,760	131,033	131,793

Cash surrender value of officers’ life insurance and other assets	9,710	10,332	10,226
Deferred income taxes	6,161	3,181	932
Intangible assets, net of accumulated amortization of $22,292, $21,011 and $20,472	1,798	3,079	3,618

TOTAL ASSETS	$442,481	$431,935	$455,112

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 24, 2016	June 25, 2015	March 26, 2015
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$55,133	$61,153	$74,614
Current maturities of long-term debt, including related party debt of $399, $376 and $369	3,399	3,376	3,369
Accounts payable, including related party payables of $194, $241 and $343	59,299	45,722	64,562
Book overdraft	3,561	1,037	6,112
Accrued payroll and related benefits	13,423	14,847	9,311
Other accrued expenses	8,301	7,970	8,918

TOTAL CURRENT LIABILITIES	143,116	134,105	166,886

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $11,238, $11,540 and $11,637	29,738	32,290	33,137
Retirement plan	18,395	17,885	14,655
Other	6,013	6,377	6,521

TOTAL LONG-TERM LIABILITIES	54,146	56,552	54,313

TOTAL LIABILITIES	197,262	190,657	221,199

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,725,715, 8,663,480 and 8,657,480 shares issued	87	86	87
Capital in excess of par value	114,388	111,540	110,881
Retained earnings	136,296	135,664	127,195
Accumulated other comprehensive loss	(4,374)	(4,834)	(3,072)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	245,219	241,278	233,913

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$442,481	$431,935	$455,112

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Thirty-nine Weeks Ended
	March 24, 2016	March 26, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,118	$20,836
Depreciation and amortization	12,362	12,078
Loss on disposition of assets, net	362	46
Deferred income tax expense (benefit)	1,284	(211)
Stock-based compensation expense	1,810	1,405
Change in assets and liabilities:
Accounts receivable, net	4,152	(10,855)
Inventories	(9,322)	(45,547)
Prepaid expenses and other current assets	(1,045)	(2,533)
Accounts payable	13,968	18,851
Accrued expenses	(1,093)	(2,790)
Income taxes payable	(5,797)	(50)
Other long-term assets and liabilities	216	(416)
Other, net	988	730

Net cash provided by (used in) operating activities	41,003	(8,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,595)	(11,136)
Proceeds from dispositions of assets	—	90
Other	41	7

Net cash used in investing activities	(12,554)	(11,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	262,171	267,006
Repayments of revolving credit borrowings	(268,191)	(232,934)
Principal payments on long-term debt	(2,529)	(2,509)
Increase in book overdraft	2,524	3,698
Dividends paid	(22,486)	(16,759)
Issuance of Common Stock under equity award plans	156	567
Tax benefit of equity award exercises	883	606

Net cash (used in) provided by financing activities	(27,472)	19,675

NET INCREASE IN CASH	977	180
Cash, beginning of period	1,946	1,884

Cash, end of period	$2,923	$2,064

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Fiscal 2016 will consist of fifty-three weeks, with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2016 and fiscal 2015 are to the fiscal year ending June 30, 2016 and the fiscal year ended June 25, 2015, respectively.

•	References herein to the third quarter of fiscal 2016 and fiscal 2015 are to the quarters ended March 24, 2016 and March 26, 2015, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2016 and fiscal 2015 are to the thirty-nine weeks ended March 24, 2016 and March 26, 2015, respectively.

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

Note 2 – Inventories

Inventories consist of the following:

	March 24, 2016	June 25, 2015	March 26, 2015
Raw material and supplies	$109,973	$58,704	$106,864
Work-in-process and finished goods	97,346	139,293	121,513

Total	$207,319	$197,997	$228,377

Note 3 – Credit Facility

At March 24, 2016, we had $57,767 of available credit under the Credit Facility which reflects borrowings of $55,133 and reduced availability as a result of $4,600 in outstanding letters of credit. As of March 24, 2016, we were in compliance with all covenants under the Credit Facility and Mortgage Facility.

Note 4 – Income Taxes

We file income tax returns with federal and state tax authorities within the United States of America. Our federal and Illinois tax returns are open for audit for fiscal 2015. Our California tax returns are open for audit for fiscal 2011 and later. No other tax jurisdictions are material to us.

At March 24, 2016, unrecognized tax benefits and accrued interest and penalties were not material. During the quarter ended March 24, 2016 we reversed $359 of unrecognized tax benefits due to statute expiration and effective settlement. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

See Note 12 – “Recent Accounting Pronouncements” for the description of a new income tax related accounting standard update that was adopted in the second quarter of fiscal 2016.

Note 5 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 24, 2016	March 26, 2015	March 24, 2016	March 26, 2015
Weighted average number of shares outstanding – basic	11,255,894	11,183,505	11,223,268	11,137,260
Effect of dilutive securities:
Stock options and restricted stock units	88,731	91,277	99,195	94,178

Weighted average number of shares outstanding – diluted	11,344,625	11,274,782	11,322,463	11,231,438

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.

Note 6 – Stock-Based Compensation Plans

The following is a summary of stock option activity for the first three quarters of fiscal 2016:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 25, 2015	25,000	$9.80
Activity:
Granted	—	—
Exercised	(15,125)	10.28
Forfeited	(375)	16.65

Outstanding at March 24, 2016	9,500	$8.78	1.90	$559

Exercisable at March 24, 2016	9,500	$8.78	1.90	$559

For the thirty-nine weeks ended March 24, 2016, the total intrinsic value of options exercised was $792 and the total cash received was $155. The change in non-vested stock option activity was insignificant during the first three quarters of fiscal 2016.

The following is a summary of restricted stock unit (“RSU”) activity for the first three quarters of fiscal 2016:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 25, 2015	228,668	$23.96
Activity:
Granted	57,893	55.49
Vested	(47,110)	19.69
Forfeited	(11,181)	34.30

Outstanding at March 24, 2016	228,270	$32.33

At March 24, 2016 there were 58,561 RSUs outstanding that are vested but deferred. The non-vested RSUs will vest over a weighted average period of 1.3 years.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 24, 2016	March 26, 2015	March 24, 2016	March 26, 2015
Stock-based compensation expense	$518	$526	$1,810	$1,405

As of March 24, 2016, there was $3,455 of total unrecognized compensation expense related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.3 years.

Note 7 – Special Cash Dividend

On October 27, 2015 our Board of Directors, after considering the financial position of our Company and other matters, declared a special cash dividend of $2.00 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “Special Dividend”). The Special Dividend was paid on December 11, 2015 to stockholders of record at the close of business on December 2, 2015. The total amount of cash paid to stockholders under the Special Dividend was $22,486.

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

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 24, 2016	March 26, 2015	March 24, 2016	March 26, 2015
Service cost	$123	$96	$368	$289
Interest cost	211	161	633	482
Amortization of prior service cost	239	239	718	718
Amortization of loss	12	—	37	—

Net periodic benefit cost	$585	$496	$1,756	$1,489

Note 9 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the thirty-nine weeks ended March 24, 2016 and March 26, 2015. These changes are all related to our defined benefit pension plan.

	For the Thirty-nine Weeks Ended
Changes to AOCL (a)	March 24, 2016	March 26, 2015
Balance at beginning of period	$(4,834)	$(3,503)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	755	718
Tax effect	(295)	(287)

Net current-period other comprehensive income	460	431

Balance at end of period	$(4,374)	$(3,072)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter and thirty-nine weeks ended March 24, 2016 and March 26, 2015 were as follows:

	For the Quarter Ended		For the Thirty-nine Weeks Ended		Affected line item in the Consolidated Statements of Comprehensive Income
Reclassifications from AOCL to earnings (b)	March 24, 2016	March 26, 2015	March 24, 2016	March 26, 2015
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	$(239)	$(718)	$(718)	Administrative expenses
Unrecognized net loss	(12)	—	(37)	—	Administrative expenses

Total before tax	(251)	(239)	(755)	(718)
Tax effect	98	95	295	287	Income tax expense

Amortization of defined pension items, net of tax	$(153)	$(144)	$(460)	$(431)

(b)	Amounts in parenthesis indicate debits to expense. See Note 8 – “Retirement Plan” above for additional details.

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

The following table summarizes the carrying value and fair value estimate of our long term debt, including current maturities:

	March 24, 2016	June 25, 2015	March 26, 2015
Carrying value of long-term debt:	$33,137	$35,666	$36,506
Fair value of long-term debt:	35,948	39,377	40,520

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

Note 12 – Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. ASU No. 2015-17 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early application is permitted as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented.

In the second quarter of fiscal 2016 the Company elected to early adopt this new accounting principle on a prospective basis. Approximately $4,264 of net current deferred tax assets were reclassified to non-current assets on the balance sheet. Adoption of this amendment did not have an effect on the Company’s financial position or results of operations, and prior periods were not retrospectively adjusted.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers, Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 for one year. Consequently, this new revenue recognition guidance will be effective for the Company beginning in fiscal year 2019. In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and in April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in ASU 2016-08 and ASU 2016-10 do not change the core principle of Topic 606. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The Company is currently assessing the adoption method and the impact of this new guidance on its financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”. The primary goal of this update is to require the lessee to recognize all lease commitments, both operating and finance, by initially recording a lease asset and liability on the balance sheet at the lease commencement date. Additionally, enhanced qualitative and quantitative disclosures will be required. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. This new guidance will be effective for the Company beginning in fiscal year 2020. This guidance must be adopted using a modified retrospective approach and early adoption is permitted. The Company is currently assessing the impact of this new guidance on its financial position, results of operations and disclosures.

In February 2016, the FASB issued ASU No. 2016-09 “Compensation-Stock Compensation (Topic 718)”. This ASU is part of the FASB’s simplification initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. There are also different adoption methods required including prospective, modified retrospective and retrospective. This ASU will be effective for the Company beginning in fiscal year 2018. The Company is currently assessing the impact of this new guidance on its financial position, results of operations and disclosures and expects increased volatility in income tax expense once adopted.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2016 will consist of fifty-three weeks, with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2016 and fiscal 2015 are to the fiscal year ending June 30, 2016 and the fiscal year ended June 25, 2015, respectively.

•	References herein to the third quarter of fiscal 2016 and fiscal 2015 are to the quarters ended March 24, 2016 and March 26, 2015, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2016 and fiscal 2015 are to the thirty-nine weeks ended March 24, 2016 and March 26, 2015, respectively.

As used herein, unless the context otherwise indicates, the terms “Company”, “we”, “us”, “our” or “our Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

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

The Company’s long-term objective to drive profitable growth, as identified in our strategic plan (the “Strategic Plan”), includes growing Fisher and Orchard Valley Harvest into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe and produce categories and providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel. With respect to the international aspect of our Strategic Plan, over the previous three fiscal years, we have made various investments to grow the sales of consumer products in our export channel, especially in China. The result of these investments has not met our expectations due to the highly competitive environment in the markets that we targeted. During the current third quarter, our executive team reviewed this export growth strategy and concluded that we should discontinue our efforts to sell branded consumer products into China and certain other international markets. In the upcoming fourth quarter, we will review and consider alternatives to replace our export growth strategy. As a result of this decision, we will be consolidating our bulk export business into our commercial ingredients channel and the remaining portion of our export consumer products business into our consumer channel.

We face a number of challenges in the future which include, among others, volatile commodity costs for certain tree nuts and intensified competition for market share from both private brand and name brand nut products. We experienced increasing almond acquisition costs during fiscal 2015 which increased further in the first half of fiscal 2016. Consequently, the resulting price increases reduced consumer demand for certain almond products during fiscal 2016. However, during the third quarter of fiscal 2016 acquisition costs for almonds declined significantly and acquisition costs for walnuts also declined. We expect this trend regarding almond acquisition costs to continue in the fourth quarter of fiscal 2016 and into the first two quarters of fiscal 2017. These declines in acquisition costs are expected to result in lower selling prices for products that contain these nuts. Since sales of almonds and walnuts comprise a significant percentage of our total net sales, we anticipate that lower selling prices could result in a reduction in total net sales and gross profit in future comparisons until the impact of lower retail prices ultimately drives increased sales volume for these products. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of promotional, sampling and advertising activity for our Fisher and Orchard Valley Harvest brands, and our new Fisher Nut Exactly brand snack bite product line. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $215.7 million for the third quarter of fiscal 2016 increased 3.0% from our net sales of $209.4 million for the third quarter of fiscal 2015. Net sales for the first thirty-nine weeks of fiscal 2016 increased by $54.7 million, or 8.2%, to $720.5 million from net sales of $665.8 million for the first thirty-nine weeks of fiscal 2015.

Sales volume, measured as pounds sold to customers, increased 3.6 million pounds, or 6.0%, compared to the third quarter of fiscal 2015. Sales volume increased 10.1 million pounds, or 5.3%, compared to the first thirty-nine weeks of fiscal 2015.

Gross profit decreased by $4.2 million and our gross profit margin, as a percentage of net sales, decreased to 11.9% for the third quarter of fiscal 2016 compared to 14.2% for the third quarter of fiscal 2015. Gross profit increased by $6.1 million in the year to date comparison and our gross profit margin decreased to 14.4% from 14.7% for the first thirty-nine weeks of fiscal 2016 compared to the first thirty-nine weeks of fiscal 2015.

Total operating expenses for the third quarter of fiscal 2016 increased by $1.8 million, or 10.0%, compared to the third quarter of fiscal 2015. As a percentage of net sales, total operating expenses in the third quarter of fiscal 2016 increased to 9.3% from 8.7% for the third quarter of fiscal 2015. For the first three quarters of fiscal 2016, total operating expenses increased by $5.4 million to 9.0% of net sales, compared to 8.9% for the first three quarters of fiscal 2015.

The total value of inventories on hand at the end of the third quarter of fiscal 2016 decreased by $21.1 million, or 9.2%, in comparison to the total value of inventories on hand at the end of the third quarter of fiscal 2015.

With the exception of pecans, we have seen acquisition costs for domestic tree nuts decrease in the 2015 crop year (which falls into our current 2016 fiscal year). We completed procurement of inshell walnuts during the first half of fiscal 2016, and the total payments due to our walnut growers were determined in the current quarter. The final prices paid, and remaining to be paid to the walnut growers, were based upon current market prices and other factors, such as crop size and export demand. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2016. Remaining amounts to be paid to walnut growers as of March 24, 2016 are final and are not subject to revision. We reduced our walnut grower liability by approximately $2.5 million during the third quarter of fiscal 2016, as the final payments to walnut growers were slightly less than the amounts estimated at the end of last quarter. This decrease is insignificant compared to our total inshell walnut procurement costs for the year and the adjustment to cost of sales was immaterial to our results of operations.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased 3.0% to $215.7 million in the third quarter of fiscal 2016 compared to net sales of $209.4 million for the third quarter of fiscal 2015. The increase in net sales was partially offset by a 2.8% decrease in the weighted average sales price per pound. Sales volume, which is defined as pounds sold to customers, increased approximately 6.0% in the quarterly comparison. Sales volume increased for all major product types except almonds, snack and trail mixes and walnuts.

For the first thirty-nine weeks of fiscal 2016 our net sales were $720.5 million, an increase of $54.7 million, or 8.2%, compared to the same period of fiscal 2015. The increase in net sales was primarily attributable to a 5.3% increase in sales volume of all major nut types except almonds and pecans, and a 2.8% increase in the weighted average sales price per pound, driven mainly by selling price increases for most major nut types, except peanuts and walnuts, due to higher commodity acquisition costs.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-nine Weeks Ended
Product Type	March 24, 2016	March 26, 2015	March 24, 2016	March 26, 2015
Peanuts	14.9%	13.7%	13.5%	13.5%
Pecans	10.0	8.8	13.4	13.4
Cashews & Mixed Nuts	23.7	23.1	23.4	21.9
Walnuts	8.1	10.7	9.7	11.5
Almonds	25.1	25.0	22.7	22.6
Trail & Snack Mixes	13.0	13.5	12.4	11.8
Other	5.2	5.2	4.9	5.3

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	March 24, 2016	March 26, 2015	Change	Percent Change
Consumer (1)	$125,236	$123,155	$2,081	1.7%
Commercial Ingredients	50,879	47,988	2,891	6.0
Contract Packaging	33,225	27,517	5,708	20.7
Export (2)	6,402	10,736	(4,334)	(40.4)

Total	$215,742	$209,396	$6,346	3.0%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 33% and 25% of total consumer sales during the third quarter of fiscal 2016 and fiscal 2015, respectively.
(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 51% and 55% of total sales in the export channel during the third quarter of fiscal 2016 and fiscal 2015, respectively.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Thirty-nine Weeks Ended
Distribution Channel	March 24, 2016	March 26, 2015	Change	Percent Change
Consumer (1)	$432,716	$409,110	$23,606	5.8%
Commercial Ingredients	163,294	147,035	16,259	11.1
Contract Packaging	101,143	82,868	18,275	22.1
Export (2)	23,368	26,793	(3,425)	(12.8)

Total	$720,521	$665,806	$54,715	8.2%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 36% and 32% of total consumer sales during the first thirty-nine weeks of fiscal 2016 and fiscal 2015, respectively.
(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 65% and 66% of total sales in the export channel during the first thirty-nine weeks of fiscal 2016 and fiscal 2015, respectively.

Net sales in the consumer distribution channel increased by 1.7% in dollars and 6.8% in sales volume in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The sales volume increase was driven entirely by increased sales of our branded products. Sales volume for Fisher recipe nuts increased 25.6% due to competitively lower prices at retail, new distribution gains and Easter holiday promotional activity. Sales volume for Fisher snack nuts and peanut butter increased a combined 55.0%, primarily as a result of increased promotional activity and new distribution gains. A 23.4% increase in combined sales volume of Orchard Valley Harvest and Sunshine Country produce products due to new distribution gains also contributed to the sales volume increase.

In the first thirty-nine weeks of fiscal 2016, net sales in the consumer distribution channel increased by 5.8% in dollars and 1.9% in sales volume compared to the same period of fiscal 2015. The sales volume increase was driven entirely by increased sales of our branded products due to the reasons noted in the quarterly comparison.

Net sales in the commercial ingredients distribution channel increased by 6.0% in dollars and 5.8% in sales volume in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. In the first thirty-nine weeks of fiscal 2016, net sales in the commercial ingredients distribution channel increased by 11.1% in dollars and sales volume increased 9.0% compared to the same period of fiscal 2015. The sales volume increase for both the quarterly and thirty-nine week period was primarily due to an increase in sales of peanuts to peanut oil stock crushers and to other peanut shellers.

Net sales in the contract packaging distribution channel increased by 20.7% in dollars and 11.9% in sales volume in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. In the first thirty-nine weeks of fiscal 2016, net sales in the contract packaging distribution channel increased by 22.1% in dollars and 13.0% in sales volume compared to the first thirty-nine weeks of fiscal 2015. The sales volume increase for both the quarterly and thirty-nine week period was primarily due to increased sales with existing customers due in large part to new item introductions and increased promotional activity implemented by customers in this channel.

Net sales in the export distribution channel decreased 40.4% and sales volume decreased 20.2% in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Net sales in the export distribution channel in the first thirty-nine weeks of fiscal 2016 decreased by 12.8% in dollars and increased 1.6% in sales volume compared to the first thirty-nine weeks of fiscal 2015. The sales volume decrease in the quarterly comparison was primarily due to decreased sales of bulk inshell walnuts.

Gross Profit

Gross profit decreased by $4.2 million, or 14.1%, to $25.6 million for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Our gross profit margin, as a percentage of net sales, decreased to 11.9% for the third quarter of fiscal 2016 compared to 14.2% for the third quarter of fiscal 2015. The declines in gross profit and gross profit margin were primarily attributable to an approximately $3.0 million decline in gross profit on sales of walnuts during the third quarter of fiscal 2016. Approximately $2.5 million of the decline occurred as we sold the remainder of our higher cost 2014 crop shelled walnuts during the first two months of the current third quarter while our selling prices were declining in reaction to falling market prices for walnuts. The remainder of the decline was primarily attributable to sales of inshell walnuts in the export channel mainly due to falling market prices.

Gross profit increased by $6.1 million, or 6.2%, to $103.8 million for the first thirty-nine weeks of fiscal 2016 from $97.7 million for the first thirty-nine weeks of fiscal 2015. Our gross profit margin decreased to 14.4% for the first thirty-nine weeks of fiscal 2016 compared to 14.7% for the first thirty-nine weeks of fiscal 2015. The gross profit margin decrease was attributable to the factors that led to the decline in gross profit margin in the quarterly comparison. The increase in gross profit in the year to date comparison was mainly driven by increased sales volume in the second quarter of fiscal 2016.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2016 increased by $1.8 million to $20.1 million. Operating expenses for the third quarter of fiscal 2016 increased to 9.3% of net sales from 8.7% of net sales for the third quarter of fiscal 2015.

Selling expenses for the third quarter of fiscal 2016 were $11.4 million, an increase of $0.2 million, or 1.8%, from the third quarter of fiscal 2015. The increase was driven primarily by a $0.4 million increase in compensation related expenses and a $0.3 million increase in advertising and sampling expense, partially offset by a $0.6 million decrease in shipping expense driven primarily by decreasing fuel costs and an increase in customers using their own freight carriers to pick up their orders.

Administrative expenses for the third quarter of fiscal 2016 were $8.8 million, an increase of $1.6 million, or 22.8%, from the third quarter of fiscal 2015. The increase was driven primarily by a $0.8 million increase in compensation related expenses and the impact of a $0.4 million insurance reimbursement in the third quarter of 2015 that did not recur this current quarter.

Total operating expenses for the first thirty-nine weeks of fiscal 2016 increased by $5.4 million to $64.9. Operating expenses increased slightly to 9.0% of net sales for the first thirty-nine weeks of fiscal 2016 compared to 8.9% of net sales for the first thirty-nine weeks of fiscal 2015.

Selling expenses for the first thirty-nine weeks of fiscal 2016 were $39.1 million, an increase of $1.2 million, or 3.2%, from the amount recorded for the first thirty-nine weeks of fiscal 2015. The increase was driven primarily by a $1.9 million increase in compensation related expenses and a $0.7 million increase in advertising and sampling expense. Partially offsetting these increases was a $1.8 million decrease in shipping expense for the reasons noted in the quarterly comparison above.

Administrative expenses for the first thirty-nine weeks of fiscal 2016 were $25.8 million, an increase of $4.2 million, or 19.2%, compared to the same period of fiscal 2015. The increase was driven primarily by a $3.3 million increase in both incentive and ordinary compensation related expenses and $0.3 million loss on asset disposals.

Income from Operations

Due to the factors discussed above, income from operations decreased to $5.5 million, or 2.5% of net sales, for the third quarter of fiscal 2016 from $11.5 million, or 5.5% of net sales, for the third quarter of fiscal 2015.

Due to the factors discussed above, income from operations increased to $38.9 million, or 5.4% of net sales, for the first thirty-nine weeks of fiscal 2016 from $38.2 million, or 5.7% of net sales, for the first thirty-nine weeks of fiscal 2015.

Interest Expense

Interest expense was $0.9 million for the third quarter of fiscal 2016 compared to $1.0 million in the third quarter of fiscal 2015. Interest expense decreased 9.6% to $2.6 million for the first thirty-nine weeks of fiscal 2016 compared to the same period of fiscal 2015. The decrease in interest expense for both the quarterly and thirty-nine week comparison was due primarily to lower debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for the third quarter of fiscal 2016 compared to $0.4 million for the third quarter of fiscal 2015. Net rental and miscellaneous expense was $1.2 million for the first thirty-nine weeks of fiscal 2016 compared to $2.8 million for the first thirty-nine weeks of fiscal 2015. The decrease in the thirty-nine week period is due to repairs to the exterior of the office building located at the Elgin Site being completed during fiscal 2015 while no such repair expenses were incurred in fiscal 2016.

Income Tax Expense

Income tax expense was $1.2 million, or 27.7% of income before income taxes (the “Effective Tax Rate”), for the third quarter of fiscal 2016 compared to $3.6 million, or 35.4% of income before income taxes, for the third quarter of fiscal 2015. For the first thirty-nine weeks of fiscal 2016, income tax expense was $12.0 million, or 34.2% of income before income taxes, compared to $11.6 million, or 35.8% of income before income taxes, for the comparable period last year. The decrease in the Effective Tax Rate, for the quarterly and thirty-nine week comparison, is primarily due to the recognition of approximately $0.4 million of tax benefits for uncertain tax positions due to statute lapse and effective settlement.

Net Income

Net income was $3.1 million, or $0.27 per common share (basic and diluted), for the third quarter of fiscal 2016, compared to $6.5 million, or $0.58 per common share (basic and diluted), for the third quarter of fiscal 2015.

Net income was $23.1 million, or $2.06 per common share basic and $2.04 per share diluted, for the first thirty-nine weeks of fiscal 2016, compared to net income of $20.8 million, or $1.87 per common share basic and $1.86 per share diluted, for the first thirty-nine weeks of fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended most recently in September 2014 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Increases in our available credit under our Credit Facility, due to our improved financial performance in the past, have allowed us to consummate business acquisitions, devote more funds to promote our products (especially our Fisher and Orchard Valley Harvest brands), develop new products, pay a special cash dividend the past four years, and explore other growth strategies outlined in our Strategic Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first three quarters of fiscal 2016 and 2015, respectively (dollars in thousands):

	March 24, 2016	March 26, 2015	$ Change
Operating activities	$41,003	$(8,456)	$49,459
Investing activities	(12,554)	(11,039)	(1,515)
Financing activities	(27,472)	19,675	(47,147)

Total cash flow	$977	$180	$797

Operating Activities Net cash provided by operating activities was $41.0 million for the first thirty-nine weeks of fiscal 2016 compared to net cash used of $8.5 million for the comparative period of fiscal 2015. This increase was due primarily to a reduced use of working capital for inventory compared to the first thirty-nine weeks of fiscal 2015.

Total inventories were $207.3 million at March 24, 2016, an increase of $9.3 million, or 4.7%, from the inventory balance at June 25, 2015, and a decrease of $21.1 million, or 9.2%, from the inventory balance at March 26, 2015. The increase at March 24, 2016 compared to June 25, 2015 was primarily driven by receipt of the current year crop of inshell walnuts and pecans. The decrease at March 24, 2016 compared to March 26, 2015 was primarily driven by significantly lower acquisition costs for walnuts and lower quantities of finished goods and work-in-process inventories, partially offset by increased acquisition costs for pecans.

Raw nut and dried fruit input stocks increased by 8.5 million pounds, or 12.7%, at March 24, 2016 compared to March 26, 2015. The increase was attributable mainly to higher quantities of peanuts and walnuts. However, the weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2016 decreased 16.3% compared to the end of the third quarter of fiscal 2015 due mostly to the decline in walnut acquisition costs.

Investing Activities Cash used in investing activities, primarily all for capital expenditures, was $12.6 million during the first thirty-nine weeks of fiscal 2016 compared to $11.0 million for the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2016 to be approximately $15 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $27.5 million during the first thirty-nine weeks of fiscal 2016 compared to cash provided by financing activities of $19.7 million for the same period last year. We paid $22.5 million in dividends during the second quarter of fiscal 2016 compared to $16.8 million during the same quarter last fiscal year. Net repayments of short term borrowings under our Credit Facility increased $40.1 million during the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015 due to increased operating cash flows.

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

At March 24, 2016, the weighted average interest rate for the Credit Facility was 2.4%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of March 24, 2016, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At March 24, 2016, we had $57.8 million of available credit under the Credit Facility. If this entire amount were borrowed at March 24, 2016, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

We are subject to interest rate resets for each of Tranche A and Tranche B. Specifically, on March 1, 2018 (the “Tranche A Reset Date” and the “Tranche B reset Date”) and every two years thereafter, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. If the reset interest rate for Tranche A is unacceptable to us and we (i) do not have sufficient funds to repay the amount due with respect to Tranche A on the Tranche A Reset Date, or (ii) are unable to refinance the amount due with respect to Tranche A on the Tranche A Reset Date, on terms more favorable than the reset interest rate, then, depending on the extent of the changes in the reset interest rate, our interest expense would increase.

The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. As mentioned above, such interest rate may be reset by the Mortgage Lender on the Tranche A Reset Date. Monthly principal payments in the amount of $0.2 million commenced on June 1, 2008. Tranche B under the Mortgage Facility accrues interest, as reset on March 1, 2016, at a floating rate of the greater of (i) one month LIBOR plus 3.50% per annum or (ii) 4.25%, payable monthly (the “Floating Rate”). The margin on such Floating Rate may be reset by the Mortgage Lender on each Tranche B Reset Date; provided, however, that the Mortgage Lender may also change the underlying index on each Tranche B Reset Date occurring on or after March 1, 2018. Monthly principal payments in the amount of $0.1 million commenced on June 1, 2008. We do not currently anticipate that any change in the Floating Rate or the underlying index will have a material adverse effect upon our business, financial condition or results of operations.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 24, 2016, we were in compliance with all covenants under the Mortgage Facility. We currently believe that we will be in compliance with the financial covenant in the Mortgage Facility for the foreseeable future and therefore $14.8 million of Tranche A and $3.7 million of Tranche B have been classified as long-term debt which represent scheduled principal payments that are due at least twelve months beyond March 24, 2016.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 24, 2016, $11.6 million of the debt obligation was outstanding.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 24, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 24, 2016, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 24, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 10 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 25, 2015. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 25, 2015 during the third quarter of fiscal 2016.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2015.

Item 5. Other Information

On April 22, 2016, Walter (Bobby) Tankersley Jr. notified the Company that he intends to retire from his position as Senior Vice President, Procurement and Commodity Risk Management on August 25, 2016 after 14 years of exemplary service to the Company. Throughout his tenure at the Company, Mr. Tankersley was instrumental in effectively procuring the nuts and nut products that helped build our current success. Mr. Tankersley will transition his duties to a team of management employees that will oversee our procurement function.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 26, 2016.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit Number	Description

1-2	Not applicable

3.1	Restated Certificate of Incorporation of John B. Sanfilippo & Son, Inc. (the “Registrant” or the “Company”)(11)

3.2	Amended and Restated Bylaws of Registrant(10)

4.1	Specimen Common Stock Certificate(2)

4.2	Specimen Class A Common Stock Certificate(2)

5-9	Not applicable

*10.1	The Registrant’s 1998 Equity Incentive Plan(3)

*10.2	First Amendment to the Registrant’s 1998 Equity Incentive Plan(4)

*10.3	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(5)

*10.4	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(5)

*10.5	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number One among John E. Sanfilippo, as trustee of the Jasper and Marian Sanfilippo Irrevocable Trust, dated September 23, 1990, Jasper B. Sanfilippo, Marian R. Sanfilippo and Registrant, dated December 31, 2003(6)

*10.6	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and Registrant, dated December 31, 2003(6)

*10.7	The Registrant’s Restated Supplemental Retirement Plan(7)

*10.8	Form of Option Grant Agreement under 1998 Equity Incentive Plan(8)

*10.9	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015(10)

10.10	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent(9)

10.11	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders(9)

10.12	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)(9)

10.13	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Elgin, Illinois property for the benefit of TFLIC(9)

10.14	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by JBSS Properties, LLC related to its Elgin, Illinois property for the benefit of TFLIC(9)

10.15	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Gustine, California property for the benefit of TFLIC(9)

Exhibit Number	Description

10.16	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of February 7, 2008, made by the Company related to its Garysburg, North Carolina property for the benefit of TFLIC(9)

10.17	Promissory Note (Tranche A), dated February 7, 2008, in the principal amount of $36.0 million executed by the Company in favor of TFLIC(9)

10.18	Promissory Note (Tranche B) dated February 7, 2008, in the principal amount of $9.0 million executed by the Company in favor of TFLIC(9)

*10.19	The Registrant’s 2008 Equity Incentive Plan, as amended(1)

*10.20	First Amendment to the Registrant’s 2008 Equity Incentive Plan(12)

*10.21	The Registrant’s Employee Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (13)

*10.22	The Registrant’s First Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (13)

*10.23	The Registrant’s Second Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (16)

10.24	Form of Indemnification Agreement(14)

**10.25	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent and Burdale Financial Limited, as a lender(15)

10.26	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(17)

10.27	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(19)

10.28	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(20)

10.29	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender(21)

10.30	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Registrant, Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender. (22)

10.31	The Registrant’s 2014 Omnibus Incentive Plan(18)

10.32	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle) (23)

10.33	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan(fiscal 2015 awards cycle) (23)

10.34	The Registrant’s Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan(fiscal 2015 awards cycle) (23)

10.35	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2016 awards cycle) (24)

Exhibit Number	Description

10.36	The Registrant’s Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2016 awards cycle) (24)

10.37	The Registrant’s Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2016 awards cycle) (24)

11-30	Not applicable

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, filed herewith

33-100	Not applicable

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2012 (Commission File No. 0-19681).
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Amendment No. 3), Registration No. 33-43353, as filed with the Commission on November 25, 1991 (Commission File No. 0-19681).
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 24, 1998 (Commission File No. 0-19681).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 28, 2000 (Commission File No. 0-19681).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2003 (Commission File No. 0-19681).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 25, 2004 (Commission File No. 0-19681).
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 28, 2007 (Commission File No. 0-19681).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-19681).
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2008 (Commission File No. 0-19681).
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated August 21, 2015 (Commission File No. 0-19681).
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended March 24, 2005 (Commission File No. 0-19681).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended December 25, 2008 (Commission File No. 0-19681).
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009 (Commission File No. 0-19681).
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2009 (Commission File No. 0-19681).
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2010 (Commission File No. 0-19681).
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 8, 2010 (Commission File No. 0-19681).
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 18, 2011 (Commission File No. 0-19681).
(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed with the Commission on October 28, 2014 (Commission File No. 0-19681).
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 29, 2011 (Commission File No. 0-19681).
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 1, 2013 (Commission File No. 0-19681).
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 17, 2013 (Commission File No. 0-19681).
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 3, 2014 (Commission File No. 0-19681).
(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 25, 2014 (Commission File No. 0-19681).
(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended December 24, 2015 (Commission File No. 0-19681).