Form 10-K
period 2016-06-30
SANFILIPPO JOHN B & SON INC
filed 2016-08-24
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

The aggregate market value of the voting Common Stock held by non-affiliates was $456,365,691 as of December 24, 2015 (8,362,941 shares at $54.57 per share).

As of August 12, 2016, 8,607,815 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held November 2, 2016 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1 — Business

a. General Development of Business

John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” refer collectively to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiaries, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the fiscal year ended June 30, 2016 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2017 are to the fiscal year ending June 29, 2017.

•	References herein to fiscal 2016, fiscal 2015 and fiscal 2014 are to the fiscal years ended June 30, 2016, June 25, 2015 and June 26, 2014, respectively.

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

b. Segment Reporting

We operate in a single reportable operating segment that consists of selling various nut and nut related products through four distribution channels, however, we discontinued our export distribution channel at the end of fiscal 2016. See Part II, Item 8 — “Financial Statements and Supplementary Data” for our net sales, net income and total assets.

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

(ii) Principal Products

Our principal products are raw and processed nuts. These products accounted for approximately 83%, 84% and 83% of our gross sales for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The nut product line includes almonds, pecans, peanuts, black walnuts, English walnuts, cashews, macadamia nuts, pistachios, pine nuts, Brazil nuts, and filberts. Our nut products are sold in numerous package styles and sizes, from stand-up bags, poly-cellophane packages, environmentally friendly packages, composite and clear-plastic cans, plastic tubs and plastic jars for retail sales, to large cases and sacks for bulk sales to commercial ingredient customers. In addition, we offer our nut products in a variety of different styles and seasonings, including non-blanched, blanched, oil roasted, dry roasted, salted, unsalted, honey roasted, flavored, spicy, chocolate and yogurt coated, butter toffee, praline and cinnamon toasted. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract packaging customers. We also sell certain of our products to foreign customers in the retail, contract packaging and commercial ingredient markets. For more information about our revenues in our various distribution channels, see Part II, Item 8 — “Financial Statements and Supplementary Data”.

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

(iii) Customers and Channels

We sell our products to approximately 550 customers through the consumer, commercial ingredient, contract packaging and export distribution channels. The consumer channel supplies nut-based products, including consumer-packaged and bulk products, to retailers including supermarket chains, wholesalers, supercenters, and other retail food outlets, across the United States. We sell products through the consumer channel under our brand name products, including the Fisher, Orchard Valley Harvest, Fisher Nut Exactly and Sunshine Country brands, as well as under our customers’ private brands. The commercial ingredient channel supplies nut-based products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream, and produces nut-based products that are customized to the specifications of chefs, national restaurant chains, food service distributors, fast food chains, institutions and hotel kitchens. We sell products through the commercial ingredient channel under our Fisher brand and our customers’ private brands. Our contract packaging channel produces and packages nut-based snacks for manufacturers under their brand name. Finally, our export distribution channel distributes our complete product portfolio of Fisher branded snack nuts, private brand snack nuts and commercial ingredients to approximately 80 customers worldwide, which accounted for approximately 3.3% of our net sales in fiscal 2016.

We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 62% of net sales in fiscal 2016, 61% of net sales in fiscal 2015 and 57% of net sales in fiscal 2014. Net sales to Wal-Mart Stores, Inc. accounted for approximately 26% of our net sales for fiscal 2016 and 24% of our net sales for both fiscal 2015 and fiscal 2014. Net sales to Target Corporation accounted for approximately 14% in both fiscal 2016 and fiscal 2015 and 12% in fiscal 2014. Net sales to The WhiteWave Foods Company accounted for approximately 10% of our net sales for fiscal 2016. Net sales to PepsiCo, Inc. accounted for approximately 10% of our net sales for fiscal 2014. No other customer accounted for more than 10% of net sales for any period presented.

(iv) Sales and Distribution

We market our products through our own sales department and through a network of approximately 70 independent brokers and various independent distributors and suppliers.

We distribute products from each of our principal facilities. The majority of our products are shipped from our production and warehouse facilities by contract and common carriers.

We operate a retail store at our Elgin production facility. This store sells Fisher snack and baking products, Orchard Valley Harvest products, bulk foods and other products produced by us and other vendors.

(v) Marketing

Marketing strategies are developed for each distribution channel and focus primarily on branded products. Branded consumer efforts concentrate on building brand awareness, identifying and introducing new products, attracting new customers, increasing distribution and increasing consumption in the snack nut, recipe nut and produce categories. Private brand and commercial ingredient channel efforts are focused on category management, new product identification and introduction, brand awareness, and merchandising support.

A significant portion of our branded marketing efforts are focused on consumer promotional campaigns that include advertisements (e.g., social media, magazine, newspaper, internet and television) and coupon offers. Our integrated marketing efforts for the Fisher brand include sponsorships of celebrity chefs and professional sports franchises. Additionally, shipper display units are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume. We work with third-party information agencies, such as Information Resources, Inc. (“IRi”), to monitor the effectiveness of our marketing and measure product growth.

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

(vi) Competition

Our nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, The Kraft Heinz Company (Planters brand), Snyder’s-Lance, Inc. (who recently acquired the Emerald and Diamond brands), Treehouse Foods, Inc. and numerous regional snack food processors. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, distribution model and the fact that we focus on nut and nut related products generally enable us to compete in each of these categories, but there can be no guarantee that our products will continue to be competitive with many of our larger competitors. See Part I, Item 1A — “Risk Factors” below.

(vii) Raw Materials and Supplies

We purchase nuts from domestic and foreign sources. In fiscal 2016, all of our walnuts, almonds and peanuts were purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from Vietnam, India, Brazil and certain West African countries. For fiscal 2016, approximately 30% of the dollar value of our total nut purchases was from foreign sources.

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

We purchase some of our packaging and labels from a related party. We purchase other inventory items such as roasting oils, seasonings, plastic jars, labels, stand-up bags, composite and clear-plastic cans and other packaging materials from other third parties. Material costs, including tree nuts, peanuts, other commodities and other inventory items represented approximately 85% of our total cost of sales for fiscal 2016.

(viii) Trademarks and Patents

We market our products primarily under name brands, including the Fisher, Orchard Valley Harvest, Fisher Nut Exactly and Sunshine Country brand names. Fisher, Orchard Valley Harvest and Sunshine Country are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other foreign jurisdictions. We do not own any trademarks for any private brands, which are owned by the respective private brand customer. Our trademarks are important as they provide our customers with information about the quality of our products. However, registration and use of our trademarks in foreign jurisdictions may be subject to certain risks in addition to other risks generally related to our intellectual property. See Part I, Item 1A — “Risk Factors” below. We also own several patents of various durations. We expect to continue to renew for the foreseeable future those trademarks that are important to our business and expand registration of our trademarks into new jurisdictions. We intend to protect our intellectual property rights vigorously.

(ix) Employees

As of June 30, 2016, we had approximately 1,350 full-time employees, including approximately 230 corporate staff employees. Due to the seasonality of our business, our labor requirements typically peak during the last quarter of the calendar year.

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

Item 1A — Risk Factors

We face a number of significant risks and uncertainties, and therefore, an investment in our Common Stock is subject to risks and uncertainties. The factors described below could materially and adversely affect our business, results of operations and financial condition. While each risk is described separately, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that we view as not rising to the level of being material, could also potentially impair our business, results of operations and financial condition. Investors should consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, including Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” before deciding to purchase our Common Stock.

We Cannot Control the Availability or Cost of Raw Materials and this May Have a Material Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition

The availability and cost of raw materials for the production of our products, including peanuts, pecans, almonds, cashews, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond our control, such as weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), changing climate patterns, plant diseases, foreign currency fluctuations, trade agreements and embargos, political unrest, changes in global customer demand, changes in government agricultural programs and purchasing behavior of certain countries, including China and India. Additionally, any determination by the USDA or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that any portion of the crop has been contaminated by aflatoxin or other agents, or any future product recalls for other reasons could reduce the supply of edible nuts and other raw materials used in our products and could cause our costs to increase significantly.

Because these raw materials are commodities, their prices are set by the market and can therefore fluctuate quickly and dramatically due to varied events, such as those described above. Furthermore, we are not able to hedge against changes in nut commodity prices because no appropriate futures, derivative or other risk-sharing market for these commodities exists. Consequently, in order to achieve or maintain profitability levels, we attempt to increase the prices of our products to reflect the increase in the costs of the raw materials that we use and sell. However, we may not be successful in passing along partial or full price increases to our customers, if at all. In addition, even if we are successful in passing across partial or full price increases, we may not be able to do so in a timely fashion. Our ability to raise prices and the timing of any price increases is often dependent upon the actions of our competitors, some of whom are significantly larger and more diversified than we are. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for, and sales of, our products as customers reduce purchases or, buy lower priced products. Alternatively, if the prices of any raw materials significantly decrease and we have inventories of such materials on hand, we may be unable to reduce product prices without impacting our gross margin. Any competitors who purchase such material on the open market may be able to reduce prices in a more timely manner and we could lose market share to such competitors. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.

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

Our Inability to Manage Successfully the Price Gap Between our Private Brand Snack Nut Products and Those of our Branded Competitors May Materially and Adversely Affect Our Results of Operations

Although demand for private brand snack nut products (and our private brand snack nut products in particular) has increased, our competitors’ branded snack nut products have certain advantages over our private brand snack nut products primarily due to their advertising strategies, perceived product attributes, name recognition and pricing flexibility.

At the retail level, private brand snack nut products generally sell at a discount to those of branded competitors. If branded competitors reduce the price of their products, the price of branded snack nut products offered to consumers may approximate the prices of our private brand snack nut products. Further, promotional activities by branded competitors such as temporary price reductions, buy-one-get-one-free offerings and coupons, have the same general effect as price decreases. Price decreases initiated by branded competitors could result in a decline in the demand for our private brand snack nut products, which could negatively impact our sales volumes and overall profitability. Such sales volume and profitability decreases could materially and adversely affect our results of operations.

In addition, many of our competitors with significant branded operations have more diversified product offerings among a wider variety of food categories than we have. Such competitors could, as a result of their size or diversified offerings, be in a better position to decrease their prices or offer better promotions for their branded snack nut products. If competitors are able to exploit their size or diversification to make significant price reductions and offer better promotions, it could decrease our private brand snack nut sales, which could materially and adversely affect our results of operations.

Changing Consumer Preferences and Demand Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Our financial performance depends in part on our ability to anticipate and offer products to our customers that appeal to their preferences. Consumer preferences, whether for branded products or private brand products, can quickly change based on a number of factors beyond our control. If we fail to anticipate, identify or react quickly to these changes and are unable to develop and market new and improved products to meet consumer preferences, demand for our products could suffer. In addition, demand for our products could be affected by consumer concerns regarding the health effects of nutrients or ingredients in any of our products. The development and introduction of new products requires substantial research and development, testing and marketing expenditures, which we may be unable to fully recover if the new products do not achieve the necessary commercial success. New product introduction also results in increased costs, including from the use of new manufacturing techniques, capital expenditures, new raw materials and ingredients, and additional marketing and trade spending. Reduction in demand as a result of changing consumer preferences or inability to provide consumers with products they demand could materially and adversely affect our financial condition and results of operations.

Negative Consumer Perception About Our Branded Products Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

Our ability to develop, maintain and continually enhance the value of our branded products is critical to improving our operating and financial performance and implementing our Strategic Plan. The value of our branded products is based in large part on the degree to which consumers react and respond positively to these brands. Our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible or reckless manner, adverse publicity about our products (whether actual or fictitious), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety or allergies, or our products becoming unavailable to consumers.

In addition, our success in enhancing the value of branded products depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online advertising campaigns as well as advertising outside of traditional print and television channels. Negative posts or comments (whether actual or fictitious) about us or the type of products we produce, market or sell on online social networks, product review sites or similar online activity could seriously impact consumer demand for our products. We are subject to a variety of legal and regulatory restrictions on how we market and advertise our products. These restrictions may limit our ability to respond as the media and communications environment continues to evolve. If we do not react appropriately, then our product sales, financial condition and results of operations could be materially and adversely affected.

We Sometimes Enter Into Fixed Price Commitments without First Knowing Our Acquisition Costs, Which Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

We enter into fixed price commitments with a portion of our commercial ingredient sales customers and certain other customers. The commitments are for a fixed period of time, typically three months to twelve months, but may be extended if remaining balances exist. Such commitments with a term of six months or more represented approximately 5% of our annual net sales in fiscal 2016. Sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and our fixed prices are not properly aligned with our acquisition costs, then these fixed price commitments may result in reduced or negative gross profit margins which could have a material adverse effect on our financial condition and results of operations.

Our Generally Vertically Integrated Model Could Materially and Adversely Affect Our Results of Operations

We have a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers. Our generally vertically integrated model has in the past resulted, and may in the future result, in significant losses because we are subject to the various risks associated with purchasing a majority of our pecans, peanuts and walnuts directly from growers, including the risk of purchasing such products from growers at costs that later, due to altered market conditions, prove to be above prevailing market prices at time of sale. Accordingly, because we purchase a majority of our pecans, peanuts and walnuts directly from growers during harvest season and shell and process these nuts throughout our fiscal year, there is a possibility that, after we acquire these nuts, market conditions may change and we will be forced to sell these nuts at reduced prices relative to our acquisition costs, or even at a loss which could materially and adversely affect our results of operations.

We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations

We operate in a highly competitive environment. The principal areas of competition are, among others, brand recognition, taste, flavor, quality, price, advertising, promotion, convenience and service. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as Kraft Heinz Company (Planters brand), Snyder’s-Lance, Inc. (who recently acquired the Emerald and Diamond brands) and Treehouse Foods, Inc. Most of our competitors that sell and market the other top branded snack nut products have committed more financial, marketing and other resources to such brands when compared to the resources spent by us on our brands. Additionally, many retail customers have continued to emphasize their own private label offerings as a key part of their strategy and may develop or expand their own private label nut and nut product offerings. Many of our competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing inshell pecans, peanuts and walnuts directly from growers at fixed prices that later, due to altered market conditions, may prove to be above prevailing market prices. We also compete with other shellers in the commercial ingredient market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively and spend on marketing, advertising, new product innovation and shelf placement and slotting fees, which may cause a decline in gross profit margin if we are unable to increase sales volume as well as reduce our costs, which could materially and adversely affect our financial condition and results of operations.

We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations

We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 62%, 61% and 57% of net sales in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. There can be no assurance that all significant customers will continue to purchase our products in the same quantities, same product mix or on the same terms as in the past, particularly as increasingly powerful retailers may demand lower pricing, different packaging, larger marketing support, payments for retail space, establish private brands or request other terms of sale which negatively impact our profitability. A loss of one of our largest customers, a material decrease in purchases by one of our largest customers, the inability to collect a receivable from or a significant business interruption at one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.

We are Subject to Customer Pricing Pressures and Retail Consolidation Trends Which Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the retail grocery trade continues to consolidate and our retail customers grow larger, become more sophisticated and obtain more purchasing power, our retail customers are demanding lower pricing, especially private brand customers, and increased free or discounted promotional programs. Further, these retail customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions especially during periods of increased or variable raw material acquisition costs. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages, which include a focus on customer service, innovation, production capacity, category management and quality. As the retail environment consolidates, many customers are reducing inventories or focusing on a limited number of brands (often the number one or number two brand by market share) in making purchasing decisions. Further, certain customers in the retail channel, such as dollar stores and other discount sellers, have become increasingly sophisticated and may demand similar pricing to retail grocery customers. If we fail to respond to these trends, our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products, any of which would materially and adversely affect our gross profit and gross profit margin and could materially and adversely affect our financial condition and results of operations.

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

The Risk Assessment Conducted by the U.S. Food and Drug Administration on the Risks of Tree Nuts May Have a Material Adverse Effect on Our Financial Condition, Results of Operations and Cash Flows

The U.S. Food and Drug Administration (“FDA”) is assessing the risks of Salmonella contamination associated with tree nuts. This assessment, which includes randomly sampling tree nuts in the marketplace, has already resulted in product recalls in the nut industry. The results and impact of this risk assessment and recalls based on sampling could also lead to increased industry-specific regulation and/or additional risk-based preventive controls which may result in increased compliance costs, capital expenditures to meet FDA-imposed requirements and reputation risks to our branded and private brand products. Recalls or significant expenditures to satisfy FDA requirements could have a material adverse effect on our financial condition, results of operations and cash flows.

Product Liability, Product Recalls, Product Labeling and Product Advertising Claims May Have a Material Adverse Effect on Our Results of Operations and Cash Flows

We face risks associated with product liability claims, product recalls and other liabilities in the event: (i) our food safety and quality control procedures are ineffective or fail, (ii) we procure products from third parties that are or become subject to a recall, regardless of whether or not our food safety and quality control procedures are ineffective or fail, (iii) our products cause injury or become adulterated or misbranded, (iv) our products are determined to be promoted or labeled in a misleading fashion, (v) government authorities test our products and determine that they contain a contaminant or present a food safety risk, (vi) our products are tampered with, or (vii) one of our competitors is subject to claims, recalls or other liabilities involving products similar to ours. In recent years, the food industry has been a target of litigation over product labeling and advertising, including nut products. Such litigation results in significant costs to defend and resolve. In addition, we do not control the labeling of other companies’ products containing our products as an ingredient. A product recall of a sufficient quantity, a significant product liability judgment against us, a significant advertising-related liability or judgment against us or other safety concerns (whether actual or claimed) could cause our products to be unavailable for a period of time, could result in a loss of consumer confidence in our products and expose us to liabilities in excess of any insurance we maintain for such events. If these kinds of events were to occur, they would have a material adverse effect on the demand for our products and, consequently, our results of operations and cash flows.

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

Specifically, governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, and import and export restrictions on agricultural commodities and commodity products, can influence the planting, location and size of certain crops, whether commodity products are traded, the volume and types of imports and exports, and the viability and volume of production of certain of our products. In addition, international trade disputes can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of our products, restrict our ability to do business in its existing and target markets, and negatively impact our revenues and operating results.

The Food Safety Modernization Act (“FSMA”) gives the FDA expanded authorities over the safety of the national food supply, including increased inspections and mandatory recalls, as well as stricter enforcement actions, each of which could result in additional compliance costs and civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations. The FSMA further instructed the FDA to develop new rules and regulations, including the performance of hazard analyses, implementation of preventive plans to control hazards, and foreign supplier verification provisions. We currently have “hazard analysis and critical control points” (“HACCP”) procedures in place that may appropriately address many of the existing or future concerns as a result of FSMA; however, the new FDA rules and regulations will likely require us to change certain of our operational processes and procedures, and implement new ones, and there could also be unforeseen issues, requirements and costs that arise from these new FDA rules and regulations. HACCP is a management system in which food safety is addressed through the analysis and control of hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product.

We are a publicly traded company and subject to changing rules and regulations of federal and state governments as well as other regulatory entities. These entities, including the Public Company Accounting Oversight Board, the SEC, the Department of Justice and the Nasdaq Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. Failure to comply with any law or regulation could subject us to civil or criminal remedies, including fines and injunctions, which could materially and adversely affect our results of operations.

Operational, Legal, Economic, Political and Social Risks of Doing Business in Emerging Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations

Approximately 30% of the dollar value of our total nut purchases for fiscal 2016 were made from foreign countries. We purchase our cashews from Vietnam, India, Brazil and certain West African countries and some of our pecans from Mexico, which are in many respects emerging markets. Further, we may look to expand our sales internationally and enter new emerging and established markets. To this extent, we are exposed to various risks inherent in emerging markets, including increased governmental ownership and regulation of the economy, greater likelihood of inflation and adverse economic conditions, governmental attempts to control inflation, such as setting interest rates and maintaining wage and price controls, supply reduction into the United States from increased demand in foreign countries, international competition, compliance with, and subjection to, foreign laws, including our ability to protect our intellectual property, such as our brands, compliance with U.S. laws and regulations related to conduct in foreign countries, such as the Foreign Corrupt Practices Act, currency exchange rates, potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse, tariffs, quotas, duties, import and export restrictions and other barriers to trade that may reduce our profitability or sales and civil unrest, armed hostilities and significant political instability.

The existence of risks in emerging markets and other foreign countries could jeopardize or limit our ability to purchase sufficient supplies of cashews, pecans and other imported raw materials and limit our ability to make international sales, and may materially and adversely affect our results of operations by increasing the costs of doing business overseas.

The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations

We acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The majority of bulk-stored nut inventories at June 30, 2016 will be processed during the first quarter of fiscal 2017 and any adjustment to our bulk stored nut inventory quantity will be recorded at that time. There can be no assurance that any bulk stored nut inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.

Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company and Members of The Sanfilippo Group Have Pledged a Substantial Amount of their Class A Common Stock, Which May Make a Takeover or Change in Control More or Less Difficult and Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As of August 24, 2016, Jasper B. Sanfilippo Sr., Marian Sanfilippo, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 51.2% voting interest in the Company. As of August 24, 2016, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or control Common Stock (one vote per share) and Class A Common Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 24.1% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group as holders of the Class A Common Stock are entitled to elect six Class A Directors which represents 67% of our entire Board of Directors. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause dividends, or a change in control or sale of the Company, which may or may not be in the best interests of other stockholders, and can take other actions that may be less favorable to other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

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

General Economic Conditions and Increased Production Costs Could Materially and Adversely Affect Our Financial Condition and Results of Operations

General economic conditions and the effects of a recession, including uncertainty in economic conditions and an economic downturn, and political uncertainties, including political action or inaction having an impact on the economy, could have a material adverse effect on our cash flow from operations, results of operations and financial condition. These conditions may include, among other things, higher unemployment, increased commodity costs, increased raw material costs, increased packaging material prices, decreases or alterations in consumer demand, changes in buying patterns, adverse changes in tax rates, interest rate and capital market volatility, adverse changes in the purchasing power of the U.S. dollar and higher general water, energy, transportation and fuel costs. Maintaining the prices of our products, initiating price increases (including passing along price increases for commodities used in our products) and increasing the demand for our products (especially when prices for our products are decreasing due to commodity price decreases), all of which are important to our plans to increase profitability, may be materially and adversely affected by general economic conditions and increases in production costs. Among other considerations, nuts and our other products are not essential products and therefore demand and sales volume could decrease. In addition, a general economic downturn could cause one or more of our vendors, suppliers, distributors and customers to experience cash flow problems and, therefore, such vendors, suppliers, distributors and customers may be forced to reduce their output, shut down their operations or file for bankruptcy protection, which in some cases would make it difficult for us to continue production of certain products, could require us to reduce sales of our products or could result in uncollectable accounts receivable. Financial difficulties or solvency problems at these vendors, suppliers and distributors could materially adversely affect their ability to supply us with products or adequate products, which could disrupt our operations. It may be difficult to find a replacement for certain vendors, suppliers or distributors without significant delay or increase in cost. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

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

Technology Disruptions, Failures or Breaches Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We depend on information technology to maintain and streamline our operations, including, among other things, (i) interfacing with our locations, customers and suppliers, (ii) complying with financial reporting, legal and tax regulatory requirements, (iii) maintaining logistics, inventory control and monitoring systems and (iv) providing us with real-time feedback about our business. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, outages during replacement or upgrades, computer viruses, hardware failures, power outages, hackers, cyber risks and other security issues. We have technology security initiatives, cyber insurance and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, particularly as the global dependence on technology increases. In addition, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers, consumers, or suppliers.

In addition, we have outsourced several information technology support services and administrative functions to third-party service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach, or otherwise. While we or any third party service provider have not experienced any significant disruption, failure or breach impacting our information technology systems, any such disruption, failure or breach could adversely affect our financial condition and results of operations.

Our Products are Processed at a Limited Number of Production Facilities and any Significant Disruption at any of Our Production Facilities or Disruption with a Third Party Supplier Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

Our products are shelled, manufactured or otherwise processed at our five production facilities. However, certain nut and nut-related products, including the shelling of peanuts, walnuts and pecans and processing and packaging of certain other products, are conducted only at a single location. If any of these production facilities experiences a disruption for any reason, including a work stoppage, power failure, fire, pandemic, terrorism or weather related condition or natural disaster, this could result in a significant reduction or elimination of the availability of some of our products. In addition, a dispute with, or disruption at, a significant third party supplier, service provider or distributor may impact our ability to produce, package, market, transport and sell our products. If we were not able to obtain alternate production, shelling or processing capability in a timely manner or on satisfactory terms, this could have a material adverse effect on our financial condition and results of operations.

Inability to Protect Our Intellectual Property or Avoid Intellectual Property Disputes Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We consider our intellectual property rights, particularly and most notably our brand trademarks (such as our Fisher, Orchard Valley Harvest and Sunshine Country trademarks), but also our patents, trade secrets, know-how copyrights and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, service mark, trademark, copyright and trade secret laws, as well as licensing agreements, third party nondisclosure and assignment agreements and policing of third party misuses of our intellectual property both domestically and internationally. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our trade secrets and technology, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially and adversely affect our financial condition and results of operations.

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

Unsuccessful Implementation of Our Strategic Plan Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We developed a strategic plan (the “Strategic Plan”), most recently updated in fiscal 2016, to help us achieve long-term profitable growth. As part of this Strategic Plan, we have taken a number of actions including, among other things, the 2010 acquisition of OVH, promotion of our branded and snack nut products, expanding distribution in traditional retail channels and alternative channels and other strategies related to increasing sales of non-branded business at existing key customers. We are taking these actions in order to increase sales in all of our distribution channels. There are no assurances that we will be successful in achieving any portion of our Strategic Plan, or any other efficiency measures.

In addition, we have in the past, as part of our Strategic Plan, engaged in strategic acquisitions and joint ventures. However, we may be unable to successfully manage completed acquisitions or joint ventures, identify additional acquisitions or joint ventures, or negotiate favorable financial or other terms with third parties which are attractive or advantageous to grow or otherwise supplement our existing business. In addition, the identification and completion of any acquisition or joint venture may divert management’s attention from ordinary business matters, require a number of one-time or ongoing advisory costs, result in the loss of employees or customers of our business or the acquired business, involve the assumption of unknown and potentially significant liabilities or result in impairment charges if the assumptions underlying the purchase are not satisfied. Due to various uncertainties inherent in such activities, we may be unable to achieve a substantial portion of any anticipated benefits or cost savings from previous acquisitions or joint ventures or other anticipated benefits in the timeframe we anticipate, or at all.

Any inability to realize the anticipated benefits from the Strategic Plan could materially and adversely affect our financial condition and results of operations.

Increases in Labor Costs or Work Stoppages or Strikes Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the number of our employees has grown, personnel costs, including the costs of medical and other employee health and welfare benefits, have increased. These costs can vary substantially as a result of an increase in the number, mix and experience of our employees and changes in health care and other employment-related laws. There are no assurances that we will succeed in reducing future increases in such costs, particularly if government regulations require us to change our health and welfare benefits or we need to attract and retain additional qualified personnel. Our inability to control such costs could materially and adversely affect our financial condition and results of operations.

Although we consider our labor relations to be good, if a significant number of our employees engaged in a work slowdown, or other type of labor unrest, it could in some cases impair our ability to supply our products to customers, which could result in reduced sales, and may distract our management from focusing on our business and strategic priorities. Any of these activities could materially and adversely affect our financial condition and results of operations.

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

a. Principal Facilities

The following table provides certain information regarding our principal facilities:

Location	Square Footage	Type of Interest	Description of Principal Use	Date Company Constructed, Acquired or First Occupied
Bainbridge, Georgia	300,000	Owned and Leased	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987

Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1994

Selma, Texas(1)	300,000	Leased	Pecan shelling, processing, bulk packaging, warehousing and distribution	1992

Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993

Elgin, Illinois(2) (Elgin Office Building)	400,000	Owned	Rental Property	2005

Elgin, Illinois (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

(1)	The sale and lease back of the Selma properties to related party partnerships was consummated in fiscal 2007. See Note 5 to the Consolidated Financial Statements — “Long-Term Debt”.
(2)	The Elgin Office Building (part of the Elgin Site) was acquired in April 2005. Approximately 31% of the Elgin Office Building is currently being leased to unrelated third parties. The remaining portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will likely be necessary to lease all of the remaining space.

b. Manufacturing Capability, Utilization, Technology and Engineering

Our principal production facilities are equipped with modern processing and packaging machinery and equipment.

The Elgin Site was designed to our specifications with what we believe to be state-of-the-art equipment. The layout is designed to efficiently move products from raw storage to processing to packaging to distribution. The Elgin Site was designed to minimize the risk of cross contamination between tree nuts and peanuts. Also, the Elgin Site is designed to accommodate an increase in production capacity of 20% to 35% of our current capacity.

The Selma facility contains our automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. During fiscal 2016, we processed approximately 39 million inshell pounds of pecans at the Selma facility.

The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2016, the Bainbridge facility shelled approximately 81 million inshell pounds of peanuts.

The Garysburg facility has the capacity to process approximately 60 million inshell pounds of farmer stock peanuts annually. During fiscal 2016, the Garysburg facility processed approximately 11 million inshell pounds of peanuts.

The Gustine facility is used for walnut shelling, processing, packaging, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. During fiscal 2016, the Gustine facility shelled approximately 22 million inshell pounds of walnuts.

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

Item 4 — Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on November 2, 2016. Below are our executive officers as of August 24, 2016:

Jeffrey T. Sanfilippo, Chief Executive Officer, age 53 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999.

Michael J. Valentine, Chief Financial Officer, Group President and Secretary, age 57 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. He has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include peanut, almond, imported nut, packaging and other ingredient procurement and our contract packaging business.

Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary, age 48 — Mr. Sanfilippo has been employed by us since 1992. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our plant operations, research and development, and product innovation.

James A. Valentine, Chief Information Officer, age 52 — Mr. Valentine has been employed by us since 1986 and in November 2006 was named our Chief Information Officer. He served as our Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000. Mr. Valentine is responsible for overseeing our information technology functions and managing cyber risks.

Michael G. Cannon, Senior Vice President, Corporate Operations, age 63 — Mr. Cannon joined us in October 2005 as Senior Vice President of Operations. Previously, he was Vice President of Operations at Sugar Foods Corp., a manufacturer and distributor of food products, from 1995 to October 2005. Mr. Cannon is responsible for the production operations for all of our facilities.

Thomas J. Fordonski, Senior Vice President, Human Resources, age 63 — Mr. Fordonski joined us in August 2007 as Vice President of Human Resources and was promoted to Senior Vice President of Human Resources in January 2010. Previously, he was Director of Human Resources for Continental AG, a German-based global manufacturer of electronic automotive equipment. Prior to that, Mr. Fordonski was at Motorola, Incorporated for 25 years, with his career culminating as the Director of Human Resources for the global supply chain in the messaging and cellular communications business. He is responsible for leading our human resources activities and functions.

Frank S. Pellegrino, Senior Vice President, Finance and Corporate Controller, age 42 — Mr. Pellegrino joined us in January 2007 as Director of Accounting and was appointed Corporate Controller in September 2007. In January 2009, he was named Vice President Finance and Corporate Controller. In August 2012, he was promoted to Senior Vice President, Finance. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor, from June 2003 to January 2007. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP, where he was employed from 1996 to 2003. Mr. Pellegrino is responsible for our accounting and finance functions.

Christopher Gardier, Senior Vice President, Consumer Sales, age 56 — Mr. Gardier joined us in May 2010 as Vice President, Consumer Sales. In August 2012, Mr. Gardier was promoted to Senior Vice President, Consumer Sales. Previously, Mr. Gardier was the Vice President Sales for the Snacks Division at The Hain Celestial Group, where he led a national sales team of eight regional managers selling natural and organic salty snack brands. Prior to that, Mr. Gardier was a Customer Vice President, Central Region at Pepperidge Farm for six years, where he led a team of independent biscuit and bakery distributors covering 13 Midwestern states. Prior to that, Mr. Gardier was a Director of National Accounts at Frito Lay for almost five years, where he led a sales and operations team responsible for the mass merchandising channel. Mr. Gardier is responsible for leading our Consumer Sales efforts, including our Fisher, Fisher Nut Exactly and Orchard Valley Harvest brands.

Howard Brandeisky, Senior Vice President, Global Marketing and Customer Solutions, age 55 — Mr. Brandeisky joined us in April 2010 as Vice President, Marketing & Innovation. His role was expanded to include Customer Solutions in March 2011. In October 2013, he was promoted to Senior Vice President, Global Marketing and Customer Solutions. Previously, he was an independent consultant in the food industry for a year. Prior to that, Mr. Brandeisky was at Kraft Foods, Inc. for 24 years, with his career culminating as a Vice President of Marketing. He is responsible for leading the marketing, consumer insights, creative services, and customer solutions activities and functions.

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

	Price Range of Common Stock
Year Ended June 30, 2016	High	Low
4th Quarter	$72.84	$41.61
3rd Quarter	$72.55	$47.85
2nd Quarter	$66.29	$48.79
1st Quarter	$57.23	$34.57

	Price Range of Common Stock
Year Ended June 25, 2015	High	Low
4th Quarter	$55.91	$41.05
3rd Quarter	$48.66	$34.80
2nd Quarter	$47.99	$30.53
1st Quarter	$32.94	$25.26

The graph below compares our cumulative five-year total stockholder return on our Common Stock with the cumulative total returns of the Russell 2000 Consumer Staples Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock, in each index (with the reinvestment of all dividends) from July 1, 2011 to June 30, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among John B. Sanfilippo & Son, Inc., the Russell 2000 Index,

and the Russell 2000 Consumer Staples Index

*	$100 invested on July 1, 2011 in stock or index, including reinvestment of dividends.

Indexes calculated on month-end basis.

The information contained in the preceding performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that we specifically incorporate it by reference in such filing.

As of August 12, 2016 there were 34 holders and 17 holders of record of our Common Stock and Class A Stock, respectively.

Under our Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on our common equity. Our current financing agreements, as amended on July 7, 2016, allow us to make up to one cash dividend or distribution of our stock per quarter in an amount not to exceed $60 million in the aggregate per fiscal year. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Arrangements.”

On October 27, 2015 our Board of Directors declared a cash dividend. A $2.00 special cash dividend was paid to holders of Common Stock and Class A Stock on December 11, 2015. On October 28, 2014, our Board of Directors declared a cash dividend. A $1.50 special cash dividend was paid to holders of Common Stock and Class A Stock on December 12, 2014.

As in past years, we expect that our Board of Directors will consider declaring a special dividend in the second quarter of our 2017 fiscal year, subject to our financial position and performance.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings or spouses of Jasper B. Sanfilippo, Sr. (our former chairman of the board) or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Sr., Mathias A. Valentine or such siblings (other than those who are our executive officers, directors or who have formed a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with either Jasper B. Sanfilippo Sr. or Mathias A. Valentine) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2016 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans

The following table sets forth information as of June 30, 2016, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by stockholders — stock options	9,500	$8.78	865,053
Equity compensation plans approved by stockholders — restricted stock units	228,270	—	865,053
Equity compensation plans not approved by stockholders	—	—	—

Item 6 — Selected Financial Data

The following historical consolidated financial data as of and for the years ended June 30, 2016, June 25, 2015, June 26, 2014, June 27, 2013 and June 28, 2012 was derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations.

Consolidated Statement of Comprehensive Income Data: (dollars in thousands, except per share data)

	Year Ended
	June 30, 2016	June 25, 2015	June 26, 2014	June 27, 2013	June 28, 2012
Net sales	$952,059	$887,245	$778,622	$734,334	$700,575
Cost of sales	814,591	755,189	655,757	614,372	593,521

Gross profit	137,468	132,056	122,865	119,962	107,054
Selling and administrative expenses	86,156	80,177	77,510	78,343	74,081
Gain on sale of assets held for sale, net	—	—	(1,641)	—	—

Income from operations	51,312	51,879	46,996	41,619	32,973
Interest expense	3,492	3,966	4,354	4,754	5,364
Rental and miscellaneous expense, net	1,358	3,049	2,810	1,569	1,388

Income before income taxes	46,462	44,864	39,832	35,296	26,221
Income tax expense	16,067	15,559	13,545	13,536	9,099

Net income	$30,395	$29,305	$26,287	$21,760	$17,122

Basic earnings per common share	$2.71	$2.63	$2.38	$2.00	$1.60
Diluted earnings per common share	$2.68	$2.61	$2.36	$1.98	$1.58
Cash dividends declared per share	$2.00	$1.50	$1.50	$1.00	$—

Consolidated Balance Sheet Data: (dollars in thousands)

	June 30, 2016	June 25, 2015	June 26, 2014	June 27, 2013	June 28, 2012
Working capital	$158,914	$150,205	$137,143	$114,992	$87,110
Total assets	391,406	431,935	394,611	374,744	371,727
Long-term debt, less current maturities	28,883	32,290	35,666	33,665	36,206
Total debt	44,374	96,819	79,557	74,222	94,778
Stockholders’ equity	251,193	241,278	226,827	215,304	201,013

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the fiscal year ended June 30, 2016 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2017 are to the fiscal year ending June 29, 2017.

•	References herein to fiscal 2016, fiscal 2015 and fiscal 2014 are to the fiscal years ended June 30, 2016, June 25, 2015 and June 26, 2014, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” refer collectively to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

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

We developed a strategic plan (the “Strategic Plan”) whose long-term objective is to drive profitable growth. During the third quarter of fiscal 2016, our executive team reviewed our Strategic Plan, and in particular our strategy of increasing sales through international expansion. Based on the complexity, high level of competition and overall sales, our management concluded that we should discontinue our efforts to sell branded consumer products into China and certain other international markets. In the fourth quarter of fiscal 2016, we reviewed and considered alternatives to replace our export growth strategy and modified our Strategic Plan accordingly. For fiscal 2017, our Strategic Plan will focus on the following goals:

i.	Growing Fisher and Orchard Valley Harvest into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe and produce categories,

ii.	Expanding our customer reach by entering new channels, launching differentiated products and investing in new businesses, and

iii.	Providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel.

We continue to execute portions of this strategy. Fiscal 2016 sales volume of Fisher brand products increased approximately 11% over last year. During fiscal 2016, we realized distribution gains for our Orchard Valley Harvest and Sunshine Country brands. The improved distribution drove an increase in sales volume, especially during the third and fourth quarters of fiscal 2016. In addition, we introduced an innovative snack bite product, Fisher Nut Exactly, to a number of retailers in the third and fourth quarters of fiscal 2015. Overall, fiscal 2016 sales volume for Fisher Nut Exactly increased 90% compared to the prior year.

We face a number of challenges in the future which include, among others, volatile commodity costs for certain tree nuts and intensified competition for market share from both private brand and name brand nut products. We experienced increasing almond acquisition costs during fiscal 2015, which increased further in the first half of fiscal 2016. Consequently, the resulting price increases reduced consumer demand for certain almond products during fiscal 2016. However, during the second half of fiscal 2016, acquisition costs for almonds declined significantly and acquisition costs for walnuts also declined. We expect this trend regarding almond acquisition costs to continue into the first two quarters of fiscal 2017. These declines in acquisition costs are expected to result in lower selling prices for products that contain these nuts. Since sales of almonds and walnuts comprise a significant percentage of our total net sales, we anticipate that lower selling prices could result in a reduction in total net sales and gross profit in future comparisons until the impact of lower retail prices ultimately drives increased consumer demand and sales volume for these products.

We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our Elgin Site. We expect to maintain our recent level of promotional and advertising activity for our Orchard Valley Harvest and Fisher (including Fisher Nut Exactly) brands. We continue to see domestic sales and volume growth in our Orchard Valley Harvest and Sunshine Country brands and expect to continue to focus on this portion of our branded business. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part I, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

Annual Highlights

•	Our net sales for fiscal 2016 increased by $64.8 million, or 7.3%, to $952.1 million compared to fiscal 2015.

•	Gross profit increased by $5.4 million; however our gross profit margin, as a percentage of net sales, decreased to 14.4% in fiscal 2016 from 14.9% in fiscal 2015.

•	Total operating expenses for fiscal 2016 increased by $6.0 million, and our operating expenses, as a percentage of net sales, were consistent with fiscal 2015 at 9.0% of net sales.

•	Diluted earnings per share increased approximately 3% compared to last fiscal year.

•	Our strong financial position allowed us to pay a special cash dividend of $22.5 million in December 2015.

•	The total value of inventories on hand at the end of fiscal 2016 decreased by $41.4 million, or 20.9%, in comparison to the total value of inventories on hand at the end of fiscal 2015.

With the exception of pecans, we have seen acquisition costs for domestic tree nuts decrease in the 2015 crop year (which falls into our current 2016 fiscal year). While we completed our procurement of the current year crop of inshell walnuts during the second quarter of fiscal 2016, the total payments to our walnut growers were not determined until the third quarter of fiscal 2016, which is typical. The final prices paid to the walnut growers were based upon current market prices and other factors, such as crop size and export demand. At June 30, 2016 there are no amounts due to walnut growers.

Results of Operations

The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2016 to fiscal 2015 and from fiscal 2015 to fiscal 2014.

	Percentage of Net Sales			Percentage Change
	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2016 vs. 2015	Fiscal 2015 vs. 2014
Net sales	100.0%	100.0%	100.0%	7.3%	14.0%
Gross profit	14.4	14.9	15.8	4.1	7.5
Selling expenses	5.3	5.6	6.2	3.0	2.9
Administrative expenses	3.7	3.4	3.8	14.8	4.4

Fiscal 2016 Compared to Fiscal 2015

Net Sales

Our net sales increased 7.3% to $952.1 million for fiscal 2016 from $887.2 million for fiscal 2015. Sales volume (measured as pounds sold to customers) increased by 6.6% for fiscal 2016 in comparison to sales volume for fiscal 2015. Sales volume increased for all major nut types except almonds and pecans.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2016	Fiscal 2015
Peanuts	13.9%	13.7%
Pecans	13.1	12.7
Cashews & Mixed Nuts	23.3	22.0
Walnuts	9.4	11.0
Almonds	23.0	23.4
Trail & Snack Mixes	12.4	12.0
Other	4.9	5.2

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2016	Fiscal 2015	Change	Percent Change
Consumer (1)	$561,191	$529,076	$32,115	6.1%
Commercial Ingredients	222,535	207,370	15,165	7.3
Contract Packaging	137,053	114,799	22,254	19.4
Export (2)	31,280	36,000	(4,720)	(13.1)

Total	$952,059	$887,245	$64,814	7.3%

(1)	Sales of branded products were approximately 35% and 32% of total consumer channel sales during fiscal 2016 and 2015, respectively. Fisher branded products were approximately 87% and 90% of branded sales during fiscal 2016 and 2015 respectively, with branded produce products accounting for the remaining branded product sales.

(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 60% and 65% of total sales in the export channel during fiscal 2016 and fiscal 2015, respectively. In fiscal 2017 we will be consolidating our bulk export business into our commercial ingredients channel and the remaining portion of our export consumer products business into our consumer channel.

Net sales in the consumer distribution channel increased by 6.1% in dollars and 4.5% in sales volume in fiscal 2016 compared to fiscal 2015. IRi market data from June 2016 indicates that Fisher recipe nuts continue to be the branded market share leader in the overall recipe nut category. Total Fisher brand sales volume increased by 12.0% in fiscal 2016 compared to fiscal 2015 due primarily to new distribution gains and increased promotional activity. Sales volume for Fisher snack nuts and peanut butter increased a combined 21.0%, primarily as a result of increased promotional activity and new distribution gains. Fisher recipe nut sales volume increased 5.8% from fiscal 2015, primarily as a result of increased distribution to existing customers. A 41.0% increase in combined sales volume of Orchard Valley Harvest and Sunshine Country produce products due to new distribution gains also contributed to the sales volume increase. Private brand sales volume increased by 1.4% in fiscal 2016 compared to fiscal 2015.

Net sales in the commercial ingredients distribution channel increased by 7.3% in dollars and 6.9% in sales volume compared to fiscal 2015. The sales volume increase was primarily due to an increase in sales of peanuts to peanut oil stock crushers and to other peanut shellers and increased sales of cashew products to an existing customer. In August 2016, we were notified by a significant customer in the commercial ingredients sales channel of its intent to move some or all of its almond butter requirements to a vertically integrated almond butter supplier during our second quarter of fiscal 2017. Almond butter sales to this customer in fiscal 2016 were approximately $90.0 million while the gross profit margin on this business was substantially lower than our total gross profit margin for fiscal 2016. Although demand for almond butter has increased considerably in recent years, net sales in our commercial ingredients sales channel in fiscal 2017 may decline if this lost sales volume cannot be replaced through organic growth or expansion of products at existing customers.

Net sales in the contract packaging distribution channel increased by 19.4% in dollars and 10.4% in sales volume in fiscal 2016 compared to fiscal 2015. The sales volume increase was primarily due to increased sales with existing customers due in large part to new item introductions and increased promotional activity implemented by customers in this channel.

Net sales in the export distribution channel decreased 13.1% in dollars for fiscal 2016, though sales volume increased 15.6% compared to fiscal 2015. The sales volume increase was primarily due to increased sales of bulk walnuts.

Gross Profit

Gross profit increased 4.1% to $137.5 million in fiscal 2016 from $132.1 million in fiscal 2015. Our gross profit margin decreased to 14.4% of net sales for fiscal 2016 from 14.9% for fiscal 2015.

The increase in gross profit resulted primarily from increased sales volume. The decline in gross profit margin was primarily attributable to a decline in gross profit on sales of walnuts in the third quarter.

Operating Expenses

Total operating expenses for fiscal 2016 increased by $6.0 million to $86.2 million. Operating expenses as a percent of net sales were 9.0% for both fiscal 2016 and fiscal 2015.

Selling expenses for fiscal 2016 were $51.1 million, an increase of $1.5 million, or 3.0%, over the amount recorded for fiscal 2015. The increase was driven primarily by a $2.3 million increase in compensation-related expenses and a $0.5 million increase in marketing and advertising expense. Partially offsetting these increases was a $1.7 million decrease in shipping expense driven primarily by decreasing fuel costs and an increase in customers using their own freight carriers to pick up their orders.

Administrative expenses for fiscal 2016 were $35.0 million, an increase of $4.5 million, or 14.8%, from the amount recorded for fiscal 2015 due primarily to a $3.3 million increase in both incentive and ordinary compensation-related expenses.

Income from Operations

Due to the factors discussed above, our income from our operations was $51.3 million, or 5.4% of net sales, for fiscal 2016, compared to $51.9 million, or 5.8% of net sales, for fiscal 2015.

Interest Expense

Interest expense was $3.5 million for fiscal 2016 compared to $4.0 million for fiscal 2015. The decrease in interest expense was due primarily to lower debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $1.4 million for fiscal 2016 compared to $3.0 million for fiscal 2015. The decrease was primarily due to repairs to the exterior of our office building located at the Elgin Site being completed during fiscal 2015 while no such repair expenses were incurred in fiscal 2016.

Income Tax Expense

Income tax expense was $16.1 million, or 34.6% of income before income taxes, for fiscal 2016 compared to $15.6 million, or 34.7% of income before income taxes, for fiscal 2015.

Net Income

Net income was $30.4 million, or $2.71 basic and $2.68 diluted per common share, for fiscal 2016, compared to $29.3 million, or $2.63 basic and $2.61 diluted per common share, for fiscal 2015, due to the factors discussed above.

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

Liquidity and Capital Resources

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended most recently in July 2016 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to consummate business acquisitions, devote more funds to promote our branded products (especially our Fisher and Orchard Valley Harvest brands), reinvest in the Company through capital expenditures, develop new products, pay a special cash dividend the past four years, and explore other growth strategies outlined in our Strategic Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the last three fiscal years (dollars in thousands):

	June 30, 2016	June 25, 2015	2016 to 2015 $ Change	June 26, 2014
Operating activities	$89,248	$13,933	$75,315	$11,950
Investing activities	(14,925)	(14,281)	(644)	(2,056)
Financing activities	(74,049)	410	(74,459)	(8,844)

Total cash flow	$274	$62	$212	$1,050

Operating Activities. Net cash provided by operating activities was $89.2 million in fiscal 2016, an increase of $75.3 million compared to fiscal 2015. This increase was due primarily to a reduced use of working capital for inventory and accounts receivable in fiscal 2016 compared to fiscal 2015.

Net accounts receivable were $78.1 million at June 30, 2016, a slight increase of $2.5 million, or 3.2%, from the balance at June 25, 2015. The increase in net accounts receivable was due primarily to higher dollar sales in the month of June 2016 than in the month of June 2015.

Total inventories were $156.6 million at June 30, 2016, a decrease of $41.4 million, or 20.9%, from the inventory balance at June 25, 2015. This decrease was primarily driven by the decrease in walnut acquisition costs and lower amounts of finished goods and work-in-process inventories on hand.

The weighted average cost per pound of raw nut and dried fruit input stocks on hand at June 30, 2016 decreased by 31.6% compared to June 25, 2015 mainly due to significantly lower acquisition costs for walnuts and to a lesser extent almonds. Pounds of raw nut input stocks on hand at the end of June 30, 2016 increased by 8.6 million pounds, or 20.0%, when compared to the quantity of raw nut input stocks on hand at June 25, 2015, due primarily to increased quantities of peanuts and inshell walnuts. The weighted average cost per pound of finished goods on hand at June 30, 2016 decreased by 11.0% over the weighted average cost per pound of finished goods on hand at June 25, 2015 primarily due to the above noted decreased acquisition costs.

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

Investing Activities. Cash used in investing activities was $14.9 million in fiscal 2016. Capital expenditures accounted for a $15.0 million use of cash in fiscal 2016.

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

We expect total capital expenditures for equipment purchases and upgrades, facility maintenance and food safety enhancements for fiscal 2017 to be approximately $12.5 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Financing Activities. Cash used in financing activities was $74.0 million during fiscal 2016. We paid a $22.5 million special dividend in December 2015. We repaid $3.4 million of long-term debt during fiscal 2016, $3.0 million of which was related to the Mortgage Facility (as defined below). In addition to these uses of cash there was a net decrease in borrowings outstanding under our Credit Facility of $49.1 million during fiscal 2016 which occurred in part as a result of the decrease in inventory.

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

Cash used in financing activities was $8.8 million during fiscal 2014. We paid a $16.6 million special dividend in December 2013. We repaid $3.3 million of long-term debt during fiscal 2014, $3.0 million of which was related to the Mortgage Facility. Partially offsetting these uses of cash was a net increase in borrowings outstanding under our Credit Facility of $8.7 million during fiscal 2014 which occurred in part as a result of the increase in inventory.

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

Credit Facility

The Credit Facility is secured by substantially all of our assets other than machinery and equipment, real property, and fixtures. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”).

On September 30, 2014, we entered into the Sixth Amendment to the Credit Facility (the “Sixth Amendment”) which extended the maturity date of the Credit Facility from July 15, 2016 to July 15, 2019 and reduced the interest rates charged for loan advances and letter of credit borrowings. The aggregate revolving loan commitment amount did not change. In addition, the Sixth Amendment allows the Company to, without obtaining Bank Lender consent, (i) make up to two cash dividends or distributions on our stock each fiscal year, or (ii) purchase, acquire, redeem or retire stock in any fiscal year, in any case, in an amount not to exceed $25.0 million, individually or in the aggregate, as long as the excess availability under the Credit Facility remains over $30.0 million after giving effect to any such dividend, distribution, purchase or redemption. The Sixth Amendment also increased the amount of permitted acquisitions from $50.0 million to $100.0 million and removed the annual limit on capital expenditures.

As of June 30, 2016, the weighted average interest rate for the Credit Facility was 3.75%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions, certain sales of assets, cash dividends, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 30, 2016, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 30, 2016, we had $101.7 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

After the conclusion of the 2016 fiscal year, on July 7, 2016 we entered into the Seventh Amendment to Credit Agreement (the “Seventh Amendment”) which extended the maturity date of the Credit Agreement from July 15, 2019 to July 7, 2021, and reduced by twenty-five basis points the interest rates charged for loan advances and letter of credit borrowings. The unused line fee was reduced to 0.25% per annum. The aggregate revolving loan commitment remained unchanged. In addition, the Seventh Amendment allows the Company to, without obtaining Bank Lender consent, (i) make up to one cash dividend or distribution on our stock per quarter, or (ii) purchase, acquire, redeem or retire stock in any fiscal quarter, in any case, in an amount not to exceed $60.0 million in the aggregate per fiscal year, as long as no default or event of default exists and the excess availability under the Credit Agreement remains over $30.0 million immediately before and after giving effect to any such dividend, distribution, purchase or redemption. The Seventh Amendment also permits an additional 5% of outstanding accounts receivable from a major customer to be included as eligible in the borrowing base calculation and reduced the amount available for letter of credit usage to $10.0 million.

Mortgage Facility

We are subject to interest rate resets for each of Tranche A and Tranche B. Specifically, on March 1, 2018 (the “Tranche A Reset Date” and the “Tranche B Reset Date”) and every two years thereafter, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. If the reset interest rate for Tranche A is unacceptable to us and we (i) do not have sufficient funds to repay amounts due with respect to Tranche A on the Tranche A Reset Date, or (ii) are unable to refinance amounts due with respect to Tranche A on the Tranche A Reset Date on terms more favorable than the reset interest rates, then, depending on the extent of the changes in the reset interest rates, our interest expense could increase.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 30, 2016, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of June 30, 2016, $11.5 million of the debt obligation was outstanding.

In September 2015, we exercised two five-year renewal options which extended the Selma lease to September 18, 2026 (unless we purchase it before such date) and reduced the base monthly lease amount we pay on the Selma Properties.

Off-Balance Sheet Arrangements

As of June 30, 2016, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Cash Obligations

At June 30, 2016, we had the following contractual cash obligations for long-term debt (including scheduled interest payments), operating leases, the Credit Facility, purchase obligations, retirement plans and other long-term liabilities (amounts in this subsection in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$44,699	$5,633	$10,545	$9,711	$18,810
Minimum operating lease commitments	3,059	1,333	1,342	367	17
Revolving credit facility borrowings	12,084	12,084	—	—	—
Purchase obligations(2)	189,971	189,971	—	—	—
Retirement plans(3)	23,352	751	1,490	1,581	19,530

Total contractual cash obligations	$273,165	$209,772	$13,377	$11,659	$38,357

(1)	Interest obligations on floating rate debt instruments are calculated using interest rates in effect at June 30, 2016. See Note 5 of the Notes to Consolidated Financial Statements for further detail on the Company’s long-term debt obligations.
(2)	The purchase obligations represent $189,971 of inventory purchases. These amounts primarily represent commitments to purchase inventory and equipment; however these amounts exclude purchase commitments under walnut purchase agreements due to the uncertainty of pricing and quantity.
(3)	Represents projected retirement obligations. See Note 11 and Note 12 of the Notes to Consolidated Financial Statements for further details.

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

We enter into walnut purchase agreements with growers typically in our first fiscal quarter, under which they deliver their walnut crop to us during the fall harvest season (which typically occurs in our first and second fiscal quarters), and pursuant to our walnut purchase agreements, we determine the final price for this inventory after receipt and typically by the end of our third fiscal quarter. Since the ultimate purchase price to be paid is determined subsequent to receiving the walnut crop, we typically estimate the final purchase price for our first and second quarter interim financial statements based on crop size, quality, current market prices and other factors. Any such changes in estimates, which could be significant, are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory has been sold. Changes in estimates may affect the ending inventory balances, as well as gross profit. There were no significant adjustments recorded in any of the periods presented.

Impairment of Long-Lived Assets

We review held and used long-lived assets, including our rental investment property and amortizable identifiable intangible assets, to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates there is an impairment, the carrying value of the asset is reduced to its estimated fair value. We did not record any impairment of long-lived assets in any of the last three fiscal years.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial position in the period in which such changes occur. As of June 30, 2016 and June 25, 2015, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $62 and $333, respectively. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

We recognize interest and penalties accrued related to unrecognized tax benefits in the income tax expense caption in the Consolidated Statement of Comprehensive Income.

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 30, 2016, we believe that our deferred tax assets are fully realizable, except for $171 of net basis differences for which we have provided a valuation allowance.

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

We recognize net actuarial gains or losses in excess of 10% of the plan’s projected benefit obligation into current period expense over the average remaining expected service period of active participants.

One significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year-end measurement date) for our plan based upon a hypothetical corporate bond portfolio for which the cash flows match the year-by-year projected benefit cash flows for our pension plan. The hypothetical bond portfolio is comprised of high-quality fixed income debt securities (usually Moody’s Aa3 or higher) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 4.63% for fiscal 2016, 4.37% for fiscal 2015, and 4.90% for fiscal 2014. A 25 basis point increase or decrease in our discount rate assumption for fiscal 2016 would have resulted in an immaterial change in our pension expense for fiscal 2016. For our year-end pension obligation determination, we selected discount rates of 3.61% and 4.63% for fiscal years 2016 and 2015, respectively.

The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. We determine this assumption based on our long-term plans for compensation increases and current economic conditions. Based on this information, we selected 4.5% for both fiscal years 2016 and 2015 as the rate of compensation increase for determining our year-end pension obligation. We also used 4.5% for the rate of compensation increase for determination of pension expense for each of fiscal years 2016, 2015, and 2014.

The RP-2014 white collar fully generational mortality table with mortality improvement scale MP-2015 published by the Society of Actuaries Retirement Plan Experience Committee was utilized in the preparation of our pension obligation as of June 30, 2016.

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

Approximately 30% of the dollar value of our total nut purchases for fiscal 2016 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country from where the nuts are purchased, or to other major foreign currencies such as the euro.

We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility; because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had less than a $0.1 million impact on our net income and cash flows from operating activities for fiscal 2016. In addition, the fixed interest rate on our Mortgage Facility resets in the future.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiaries at June 30, 2016 and June 25, 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2016.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 24, 2016

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and June 25, 2015

(dollars in thousands, except share and per share amounts)

	June 30, 2016	June 25, 2015
ASSETS
CURRENT ASSETS:
Cash	$2,220	$1,946
Accounts receivable, less allowances of $4,290 and $2,966, respectively	78,088	75,635
Inventories	156,573	197,997
Deferred income taxes	—	4,264
Prepaid expenses and other current assets	5,292	4,468

TOTAL CURRENT ASSETS	242,173	284,310

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285
Buildings	106,505	104,016
Machinery and equipment	188,748	178,936
Furniture and leasehold improvements	4,349	4,363
Vehicles	453	397
Construction in progress	832	2,868

	310,172	299,865
Less: Accumulated depreciation	200,416	189,671

	109,756	110,194
Rental investment property, less accumulated depreciation of $8,847 and $8,055, respectively	20,047	20,839

TOTAL PROPERTY, PLANT AND EQUIPMENT	129,803	131,033

OTHER LONG TERM ASSETS:
Cash surrender value of officers’ life insurance and other assets	9,471	10,332
Deferred income taxes	8,590	3,181
Intangible assets, net	1,369	3,079

TOTAL ASSETS	$391,406	$431,935

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and June 25, 2015

(dollars in thousands, except share and per share amounts)

	June 30, 2016	June 25, 2015
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$12,084	$61,153
Current maturities of long-term debt, including related party debt of $407 and $376, respectively	3,407	3,376
Accounts payable, including related party payables of $113 and $241, respectively	43,719	45,722
Book overdraft	811	1,037
Accrued payroll and related benefits	16,045	14,847
Other accrued expenses	7,193	7,970

TOTAL CURRENT LIABILITIES	83,259	134,105

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $11,133 and $11,540, respectively	28,883	32,290
Retirement plan	22,137	17,885
Other	5,934	6,377

TOTAL LONG-TERM LIABILITIES	56,954	56,552

TOTAL LIABILITIES	140,213	190,657

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,725,715 and 8,663,480 shares issued, respectively	87	86
Capital in excess of par value	115,136	111,540
Retained earnings	143,573	135,664
Accumulated other comprehensive loss	(6,425)	(4,834)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	251,193	241,278

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$391,406	$431,935

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 30, 2016, June 25, 2015 and June 26, 2014

(dollars in thousands, except share and per share amounts)

	Year Ended June 30, 2016 (53 Weeks)	Year Ended June 25, 2015 (52 Weeks)	Year Ended June 26, 2014 (52 Weeks)
Net sales	$952,059	$887,245	$778,622
Cost of sales	814,591	755,189	655,757

Gross profit	137,468	132,056	122,865

Operating expenses:
Selling expenses	51,114	49,646	48,258
Administrative expenses	35,042	30,531	29,252
Gain on sale of assets held for sale, net	—	—	(1,641)

Total operating expenses	86,156	80,177	75,869

Income from operations	51,312	51,879	46,996

Other expense:
Interest expense including $1,081, $1,110 and $1,136 to related parties, respectively	3,492	3,966	4,354
Rental and miscellaneous expense, net	1,358	3,049	2,810

Total other expense, net	4,850	7,015	7,164

Income before income taxes	46,462	44,864	39,832
Income tax expense	16,067	15,559	13,545

Net income	30,395	29,305	26,287
Other comprehensive loss, net of tax:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	624	584	534
Net actuarial loss arising during the period	(2,215)	(1,915)	(873)

Other comprehensive loss, net of tax	(1,591)	(1,331)	(339)

Comprehensive income	$28,804	$27,974	$25,948

Net income per common share — basic	$2.71	$2.63	$2.38

Net income per common share — diluted	$2.68	$2.61	$2.36

Cash dividends declared per share	$2.00	$1.50	$1.50

Weighted average shares outstanding — basic	11,233,975	11,150,658	11,033,310

Weighted average shares outstanding — diluted	11,332,924	11,248,259	11,132,347

The accompanying notes are an integral part of these consolidated financial statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 30, 2016, June 25, 2015 and June 26, 2014

(dollars in thousands)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 27, 2013	2,597,426	$26	8,440,409	$84	$106,132	$113,430	$(3,164)	$(1,204)	$215,304
Net income						26,287			26,287
Cash dividends ($1.50 per common share)						(16,599)			(16,599)
Pension liability amortization, net of income tax expense of $355							534		534
Pension liability adjustment, net of income tax benefit of $581							(873)		(873)
Equity award exercises			128,696	1	1,057				1,058
Stock-based compensation expense					1,116				1,116

Balance, June 26, 2014	2,597,426	$26	8,569,105	$85	$108,305	$123,118	$(3,503)	$(1,204)	$226,827
Net income						29,305			29,305
Cash dividends ($1.50 per common share)						(16,759)			(16,759)
Pension liability amortization, net of income tax expense of $373							584		584
Pension liability adjustment, net of income tax benefit of $1,224							(1,915)		(1,915)
Equity award exercises			94,375	1	1,283				1,284
Stock-based compensation expense					1,952				1,952

Balance, June 25, 2015	2,597,426	$26	8,663,480	$86	$111,540	$135,664	$(4,834)	$(1,204)	$241,278
Net income						30,395			30,395
Cash dividends ($2.00 per common share)						(22,486)			(22,486)
Pension liability amortization, net of income tax expense of $383							624		624
Pension liability adjustment, net of income tax benefit of $1,358							(2,215)		(2,215)
Equity award exercises			62,235	1	1,107				1,108
Stock-based compensation expense					2,489				2,489

Balance, June 30, 2016	2,597,426	$26	8,725,715	$87	$115,136	$143,573	$(6,425)	$(1,204)	$251,193

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2016, June 25, 2015 and June 26, 2014

(dollars in thousands)

	Year Ended June 30, 2016 (53 Weeks)	Year Ended June 25, 2015 (52 Weeks)	Year Ended June 26, 2014 (52 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,395	$29,305	$26,287
Depreciation and amortization	16,585	16,284	16,278
Loss (gain) on disposition of properties, net	392	100	(1,526)
Deferred income tax (benefit) expense	(170)	(2,384)	567
Stock-based compensation expense	2,489	1,952	1,105
Change in assets and liabilities, net of business acquired:
Accounts receivable, net	(2,436)	(19,862)	(6,231)
Inventories	41,424	(15,167)	(24,124)
Prepaid expenses and other current assets	(19)	(1,587)	1,136
Accounts payable	(1,126)	307	616
Accrued expenses	421	1,798	(2,434)
Income taxes receivable/payable	(805)	2,495	(1,669)
Other long-term liabilities	(443)	862	1,153
Other long-term assets	767	(1,541)	(400)
Other, net	1,774	1,371	1,192

Net cash provided by operating activities	89,248	13,933	11,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,018)	(14,392)	(9,928)
Proceeds from disposition of assets	1	90	7,879
Other	92	21	(7)

Net cash used in investing activities	(14,925)	(14,281)	(2,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	316,945	339,684	304,910
Repayments of revolving credit borrowings	(366,014)	(319,073)	(296,235)
Principal payments on long-term debt	(3,376)	(3,349)	(3,340)
(Decrease) increase in book overdraft	(226)	(1,377)	1,362
Dividends paid	(22,486)	(16,759)	(16,599)
Proceeds from the exercise of stock options	155	643	616
Tax benefit of equity award exercises	953	641	442

Net cash (used in) provided by financing activities	(74,049)	410	(8,844)

NET INCREASE IN CASH	274	62	1,050
Cash, beginning of period	1,946	1,884	834

Cash, end of period	$2,220	$1,946	$1,884

Supplemental disclosures of cash flow information:
Interest paid	$3,326	$3,760	$4,046
Income taxes paid, excluding refunds of $168, $548, and $292, respectively	16,526	15,288	14,366

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation and Description of Business

Our consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc., and our wholly-owned subsidiaries, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the fiscal year ended June 30, 2016 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 30, 2016	Year Ended June 25, 2015	Year Ended June 26, 2014
Depreciation expense	$14,875	$14,117	$13,649

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives
Buildings	10 to 40 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 5 years

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

Facility Consolidation Project/Real Estate Transactions

In April 2005, we acquired property to be used for the Elgin Site. Two buildings are located on the Elgin Site, one of which is an office building. Approximately 75% of the office building has been built-out and 69% is currently vacant. The other building, a warehouse, was expanded and modified for use as our principal processing facility and headquarters. The allocation of the purchase price to the two buildings was determined through a third party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the warehouse building is included in “Property, plant and equipment”.

The net rental expense from the office building is included in the caption “Rental and miscellaneous expense, net”. Gross rental income and rental (expense), net for the last three fiscal years are as follows:

	Year ended June 30, 2016	Year ended June 25, 2015	Year ended June 26, 2014
Gross rental income	$1,898	$1,792	$1,697
Rental (expense), net	(1,371)	(3,062)	(2,798)

Expected future gross rental income under operating leases within the office building is as follows for the fiscal years ending:

June 29, 2017	$1,983
June 28, 2018	1,705
June 27, 2019	1,595
June 25, 2020	1,516
June 24, 2021	1,533
Thereafter	4,410

$12,742

On December 26, 2013 (the second quarter of fiscal 2014), we completed the sale of the land and building in Elgin, Illinois originally purchased for our facility consolidation project. The sales price was $8,000 and resulted in a pre-tax gain of $1,641.

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

The carrying values of cash, trade accounts receivable and accounts payable approximate their fair values at June 30, 2016 and June 25, 2015 because of the short-term maturities and nature of these balances.

The carrying value of our Credit Facility (as defined in Note 4 in the Notes to Consolidated Financial Statements “Revolving Credit Facility” below) borrowings approximates fair value at June 30, 2016 and June 25, 2015 because interest rates on this instrument approximate current market rates (Level 2 criteria), the short term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The following table summarizes the carrying value and fair value estimate of our long term debt, including current maturities:

	June 30, 2016	June 25, 2015
Carrying value of long-term debt:	$32,290	$35,666
Fair value of long-term debt:	35,479	39,377

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

Significant Customers and Concentration of Credit Risk

The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. We are subject to concentrations of credit risk, primarily in trade accounts receivable, and we attempt to mitigate this risk through our credit evaluation process, collection terms and through geographical dispersion of sales. Sales to three customers each exceeded 10% of net sales during fiscal 2016 and fiscal 2014. In fiscal 2015 two customers each exceeded 10% of net sales. Sales to these customers represented approximately 50%, 39% and 46% of our net sales in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Net accounts receivable from these customers were 51% and 33% of net accounts receivable at June 30, 2016 and June 25, 2015, respectively.

Promotion, Marketing and Advertising Costs

Promotions, allowances and customer rebates are recorded at the time revenue is recognized and are reflected as reductions in sales. Annual volume rebates are estimated based upon projected volumes for the year, while promotions and allowances are recorded based upon terms of the actual arrangements. Coupon incentive costs are accrued based on an estimate of redemptions to occur.

Marketing and advertising costs are incurred to promote and support branded products in the consumer distribution channel. These costs are generally expensed as incurred, recorded in selling expenses, and were as follows for the last three fiscal years:

	Year ended June 30, 2016	Year ended June 25, 2015	Year ended June 26, 2014
Marketing and advertising expense	$11,569	$11,069	$10,330

Shipping and Handling Costs

Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. Shipping and handling costs for the last three fiscal years were as follows:

	Year ended June 30, 2016	Year ended June 25, 2015	Year ended June 26, 2014
Shipping and handling costs	$16,686	$17,699	$17,895

Research and Development Expenses

Research and development expense represents the cost of our research and development personnel and their related expenses and is charged to selling expenses as incurred. Research and development expenses for the last three fiscal years were as follows:

	Year ended June 30, 2016	Year ended June 25, 2015	Year ended June 26, 2014
Research and development expense	$653	$979	$882

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of ASC 718 by calculating compensation cost based on the grant date fair value. We then amortize compensation expense over the vesting period. We estimate the fair value of each stock option on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables) discounted by an estimated forfeiture rate. The grant date fair value of restricted stock units (“RSUs”) is generally determined based on the market price of our Common Stock on the date of grant.

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

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 30, 2016, we believe that our deferred tax assets are fully realizable, except for $171 of net basis differences for which we have provided a valuation allowance.

Earnings per Share

Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock.

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	Year ended June 30, 2016	Year ended June 25, 2015	Year ended June 26, 2014
Weighted average number of shares outstanding — basic	11,233,975	11,150,658	11,033,310
Effect of dilutive securities:
Stock options and restricted stock units	98,949	97,601	99,037

Weighted average number of shares outstanding — diluted	11,332,924	11,248,259	11,132,347

The following table presents a summary of anti-dilutive stock options excluded from the computation of diluted earnings per share:

	Year ended June 30, 2016	Year ended June 25, 2015	Year ended June 26, 2014
Weighted average number of anti-dilutive shares:	—	—	15,153
Weighted average exercise price:	$—	$—	$25.36

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

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. ASU No. 2015-17 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early application is permitted as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax assets and liabilities, or retrospectively to all periods presented.

In the second quarter of fiscal 2016 the Company elected to early adopt this new accounting principle on a prospective basis. Approximately $4,264 of net current deferred tax assets were reclassified to non-current assets on the balance sheet. Adoption of this amendment did not have an effect on the Company’s results of operations, and prior periods were not retrospectively adjusted.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers, Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 for one year. Consequently, this new revenue recognition guidance will be effective for the Company beginning in fiscal year 2019, which is our anticipated adoption date.

In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments in these three ASUs provide clarification on narrow aspects of the new revenue recognition guidance and do not change the core principle of Topic 606.

The new revenue recognition guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The Company is currently assessing the adoption method and the impact of this new guidance on its financial position and results of operations and expects to complete its assessment in fiscal 2017.

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

In March 2016, the FASB issued ASU No. 2016-09 “Compensation-Stock Compensation (Topic 718)”. This ASU is part of the FASB’s simplification initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. There are also different adoption methods required including prospective, modified retrospective and retrospective. This ASU will be effective for the Company beginning in fiscal year 2018. The Company plans to early adopt this new guidance in the first quarter of fiscal 2017. Most of the simplification initiatives will have an immaterial impact on the Company’s financial position, results of operations and disclosures. However, upon adoption, the Company expects increased volatility in income tax expense, mainly in the second quarter of each fiscal year, since historically a majority of the Company equity compensation granted in prior periods vests during that quarter.

In April 2015, the FASB issued ASU No. 2015-05 “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement which has resulted in some diversity in practice. This update provides guidance to customers about whether a cloud computing arrangement includes a software license or service contract. This update will be effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. This update will be effective for the Company beginning in fiscal year 2017 and will be adopted in the first quarter of the fiscal year. The Company does not anticipate it will have a material impact to its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs”. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This new guidance does not address presentation or subsequent measurement of debt issue costs related to line of credit arrangements. In August 2015, the FASB issued ASU No. 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This update will be effective for the Company beginning in fiscal year 2017. Early adoption is permitted. The Company does not anticipate this update will have a material impact to its consolidated balance sheets.

In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This update focuses on a reporting company’s consolidation evaluation to determine whether it should consolidate certain legal entities. This guidance is effective for annual periods beginning after December 15, 2015. This update will be effective for the Company beginning in fiscal year 2017 and will be adopted in the first quarter of the fiscal year. The Company does not anticipate it will have any impact to its consolidated financial statements.

NOTE 2 — INVENTORIES

Inventories consist of the following:

	June 30, 2016	June 25, 2015
Raw material and supplies	$56,005	$58,704
Work-in-process and finished goods	100,568	139,293

	$156,573	$197,997

NOTE 3 — INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following:

	June 30, 2016	June 25, 2015
Customer relationships	$10,600	$10,600
Non-compete agreement	5,400	5,400
Brand names	8,090	8,090

Total intangible assets, gross	24,090	24,090

Less accumulated amortization:
Customer relationships	(9,231)	(7,717)
Non-compete agreement	(5,400)	(5,204)
Brand names	(8,090)	(8,090)

Total accumulated amortization	(22,721)	(21,011)

Net intangible assets	$1,369	$3,079

Customer relationships and the non-compete agreement relate wholly to the Orchard Valley Harvest (“OVH”) acquisition completed in fiscal 2010. Customer relationships are being amortized on a straight line basis over seven years. The non-compete agreement became fully amortized in fiscal 2016. The brand name consists primarily of the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name became fully amortized in fiscal 2011. The remainder of the brand name relates to the OVH acquisition which became fully amortized in fiscal 2015.

Total amortization expense related to intangible assets, which is classified in administrative expense in the consolidated statement of comprehensive income, was as follows for the last three fiscal years:

	Year ended June 30, 2016	Year ended June 25, 2015	Year ended June 26, 2014
Amortization of intangible assets	$1,710	$2,167	$2,629

Expected amortization expense for the fiscal year ending June 29, 2017 is $1,369. As of the end of fiscal 2017, all intangible assets will be fully amortized.

NOTE 4 — REVOLVING CREDIT FACILITY

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than real property and fixtures.

At June 30, 2016 and June 25, 2015, the weighted average interest rate for the Credit Facility was 3.75% and 2.00%, respectively. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 30, 2016, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 30, 2016, we had $101,741 of available credit under the Credit Facility which reflects borrowings of $12,084 and reduced availability as a result of $3,675 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

On July 7, 2016, we entered into the Seventh Amendment to Credit Facility (the “Seventh Amendment”). See “Note 18 – Subsequent Events”.

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2016	June 25, 2015
Mortgage Facility (“Tranche A”), collateralized by real property, due in monthly principal installments of $200 plus interest at 7.63% per annum through February 2023 with a final principal payment of $600 on March 1, 2023	$16,600	$19,000
Mortgage Facility (“Tranche B”), collateralized by real property, due in monthly principal installments of $50 plus interest at the greater of one month LIBOR plus 3.50% per annum or 4.25% through February 2023 with a final principal payment of $150 on March 1, 2023	4,150	4,750
Selma, Texas facility financing obligation to related parties, due in monthly installments of $121 through September 2016 and $103 through September 1, 2031	11,540	11,916

	32,290	35,666
Less: Current maturities	(3,407)	(3,376)

Total long-term debt	$28,883	$32,290

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110,000 and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 30, 2016, we were in compliance with all covenants under the Mortgage Facility. The carrying amount of assets pledged as collateral for the Mortgage Facility was approximately $76,299 at June 30, 2016.

In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we have an option to purchase the properties from the partnerships after five years at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby the purchase price was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. The balance of the debt obligation outstanding at June 30, 2016 was $11,540.

In September 2015, we signed a lease renewal which exercised two five-year renewal options and extended the term of our Selma lease to September 18, 2026 (unless we purchase it before such date). Beginning in the second quarter of fiscal 2017, the base monthly lease amount decreases to $103.

Aggregate maturities of long-term debt are as follows for the fiscal years ending:

June 29, 2017	$3,407
June 28, 2018	3,472
June 27, 2019	3,506
June 25, 2020	3,543
June 24, 2021	3,582
Thereafter	14,780

$32,290

NOTE 6 — INCOME TAXES

The provision for income taxes is based entirely on income before income taxes earned in the United States, and is as follows for the last three fiscal years:

	For the Year Ended:
	June 30, 2016	June 25, 2015	June 26, 2014
Current:
Federal	$14,015	$15,916	$11,274
State	2,222	2,027	1,704

Total current	16,237	17,943	12,978
Deferred:
Deferred federal	(210)	(2,589)	375
Deferred state	40	205	192

Total deferred	(170)	(2,384)	567

Total income tax expense	$16,067	$15,559	$13,545

The reconciliations of income taxes at the statutory federal income tax rate to income tax expense reported in the Consolidated Statements of Comprehensive Income for the last three fiscal years are as follows:

	June 30, 2016	June 25, 2015	June 26, 2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2	3.4	3.3
Research and development tax credit	(0.1)	(0.1)	(0.1)
Domestic manufacturing deduction	(3.2)	(3.4)	(2.7)
Change in valuation allowance	—	—	(1.4)
Uncertain tax positions	(0.6)	0.3	0.3
Other	0.3	(0.5)	(0.4)

Effective tax rate	34.6%	34.7%	34.0%

During fiscal 2014 we divested our investment in an unconsolidated variable interest entity and cancelled a secured promissory note due from this entity. The tax benefit of these losses was $640 and the reduction in valuation allowance reduced the fiscal 2014 effective tax rate.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Since the adoption of ASU 2015-17 described in “Note 1 — Significant Accounting Policies”, all deferred tax assets and liabilities are classified as non-current on the balance sheet for the fiscal year ended June 30, 2016. Prior periods were not retrospectively adjusted. Deferred tax assets and liabilities are comprised of the following:

	June 30, 2016	June 25, 2015
Current tax assets:
Accounts receivable	$—	$404
Employee compensation	—	2,072
Inventory	—	424
Workers’ compensation	—	699
Other	—	703
Less valuation allowance	—	(38)

Net deferred tax asset — current	$—	$4,264

Non-current tax assets (liabilities):
Accounts receivable	$521	$—
Employee compensation	1,922	—
Inventory	353	—
Depreciation and amortization	(13,315)	(12,435)
Capitalized leases	1,440	1,354
Goodwill and intangible assets	5,046	5,156
Retirement plan	8,661	6,975
Workers’ compensation	2,251	1,399
Share based compensation	1,669	664
Capital loss carryforward	171	175
Other	42	30
Less valuation allowance	(171)	(137)

Net deferred tax asset — long term	8,590	3,181

Net deferred tax assets — total	$8,590	$7,445

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the character necessary during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. During fiscal 2016 the net change in the total valuation allowance was a $4 decrease and in fiscal 2015 there was no change to the total valuation allowance. If or when recognized, the tax benefits relating to any reversal of the valuation allowance will be recognized as a reduction of income tax expense.

For the years ending June 30, 2016 and June 25, 2015, unrecognized tax benefits and accrued interest and penalties were $62 and $333. Accrued interest and penalties related to uncertain tax positions are not material for any periods presented. Interest and penalties were not material for any period presented. The total gross amounts of unrecognized tax benefits were $24 and $248 at June 30, 2016 and June 25, 2015, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30, 2016	June 25, 2015	June 26, 2014
Beginning balance	$248	$247	$139
Gross increases — tax positions in prior year	70	27	248
Gross decreases — tax positions in prior year	(8)	(91)	(107)
Settlements	(137)	(18)	—
Gross increases — tax positions in current year	17	21	7
Lapse of statute of limitations	(166)	62	(40)

Ending balance	$24	$248	$247

Unrecognized tax benefits, that if recognized, would affect the annual effective tax rate on income from continuing operations, are as follows:

	June 30, 2016	June 25, 2015	June 26, 2014
Unrecognized tax benefits that would affect annual effective tax rate	$27	$261	$233

During fiscal 2016, we reversed $292 of unrecognized tax benefits due to statute expiration and effective settlement. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

There were certain changes in state tax laws during the period the impact of which was insignificant. We file income tax returns with federal and state tax authorities within the United States of America. Our federal and Illinois tax returns are open for audit for fiscal 2015. Our California tax returns for fiscal 2013 and 2014 are under audit and fiscal 2012 and 2015 are open for audit. No other tax jurisdictions are material to us.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We primarily lease certain equipment pursuant to agreements accounted for as operating leases. Rent expense aggregated under these operating leases was as follows for the last three fiscal years:

	Year ended June 30, 2016	Year ended June 25, 2015	Year ended June 26, 2014
Rent expense related to operating leases	$1,775	$1,545	$1,572

Aggregate non-cancelable lease commitments under these operating leases with initial or remaining terms greater than one year are as follows:

Fiscal year ending
June 29, 2017	$1,333
June 28, 2018	892
June 27, 2019	450
June 25, 2020	290
June 24, 2021	77
Thereafter	17

$3,059

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

NOTE 9 — STOCK-BASED COMPENSATION PLANS

At our annual meeting of stockholders on October 29, 2014, our stockholders approved a new equity incentive plan (the “2014 Omnibus Plan”) under which awards of options and other stock-based awards may be made to employees, officers or non-employee directors of our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, RSUs, stock appreciation rights (“SARs”), performance shares, performance units, Common Stock or dividends and dividend equivalents. As of June 30, 2016, there were 865,053 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. Under the terms of the Omnibus Plan, the total number of shares of Common Stock with respect to which options or SARs may be granted in any calendar year to any participant may not exceed 500,000 shares (this limit applies separately with respect to each type of award). Additionally, under the terms of the Omnibus Plan, for awards of restricted stock, RSUs, performance shares or other stock-based awards that are intended to qualify as performance-based compensation: (i) the total number of shares of Common Stock that may be granted in any calendar year to any participant may not exceed 250,000 shares (this limit applies separately to each type of award) and (ii) the maximum amount that may be paid to any participant for awards that are payable in cash or property other than Common Stock in any calendar year is $5,000. Except as set forth in the 2014 Omnibus Plan, RSUs have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. Recipients of RSUs have the option to defer receipt of vested shares until a specified later date, typically soon after separation from the Company. The exercise price of stock options is determined as set forth in the 2014 Omnibus Plan by the Compensation Committee of our Board of Directors, and has to be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2014 Omnibus Plan, stock options expire upon termination of employment or directorship, as applicable. Stock options granted under the 2014 Omnibus Plan are exercisable 25% annually commencing on the first anniversary date of grant and became fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they were granted. We issue new shares of Common Stock upon exercise of stock options.

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

We determine the fair value of stock option awards using the Black-Scholes option-pricing model; however, there were no options granted in fiscal 2016, fiscal 2015 or fiscal 2014.

The following is a summary of stock option activity for the year ended June 30, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at June 25, 2015	25,000	$9.80
Granted	—	—
Exercised	(15,125)	10.28
Forfeited	(375)	16.65

Outstanding at June 30, 2016	9,500	$8.78	1.63	$322

Exercisable at June 30, 2016	9,500	$8.78	1.63	$322

The following table summarizes the total intrinsic value of all options exercised and the total cash received from the exercise of options for the last three fiscal years:

	Year ended June 30, 2016	Year ended June 25, 2015	Year ended June 26, 2014
Total intrinsic value of options exercised	$792	$781	$602
Total cash received from exercise of options	$155	$643	$616

There was an immaterial change in non-vested stock options during fiscal 2016. Exercise prices for options outstanding as of June 30, 2016 ranged from $7.95 to $14.73.

RSUs granted to employees and non-employee directors generally vest over a three-year and one-year period, respectively. The fair value of RSUs is generally determined based on the market price of our Common Stock on the date of grant. The fair value of RSUs granted for the years ended June 30, 2016, June 25, 2015 and June 26, 2014 was $3,212, $2,835 and $1,740, respectively.

The following is a summary of restricted stock unit activity for the year ended June 30, 2016:

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at June 25, 2015	228,668	$23.96
Granted	57,893	55.49
Vested	(47,110)	19.69
Forfeited	(11,181)	34.30

Outstanding at June 30, 2016	228,270	$32.33

At June 30, 2016 there were 58,561 RSUs outstanding that were vested but deferred. At June 25, 2015 there were 51,439 RSUs outstanding that were vested but deferred. The non-vested RSUs at June 30, 2016 will vest over a weighted-average period of 1.1 years. The fair value of RSUs that vested for the years ended June 30, 2016, June 25, 2015 and June 26, 2014 was $928, $615 and $1,009, respectively.

The following table summarizes compensation cost charged to earnings for all equity compensation plans and the total income tax benefit recognized for the last three fiscal years:

	Year ended June 30, 2016	Year ended June 25, 2015	Year ended June 26, 2014
Compensation cost charged to earnings	$2,489	$1,952	$1,105
Income tax benefit recognized	962	814	512

At June 30, 2016, there was $2,777 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.1 years.

NOTE 10 — SPECIAL CASH DIVIDENDS

On October 27, 2015 our Board of Directors, after considering the financial position of our Company and other matters, declared a special cash dividend of $2.00 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “2015 Special Dividend”). The 2015 Special Dividend was paid on December 11, 2015 to stockholders of record at the close of business on December 2, 2015. The total amount of cash paid to stockholders under the Special Dividend was $22,486.

On October 28, 2014 our Board of Directors, after considering the financial position of our Company and other factors, declared a special cash dividend of $1.50 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “2014 Special Dividend”). The 2014 Special Dividend of $16,759 was paid on December 12, 2014, to stockholders of record at the close of business on December 3, 2014.

On July 7, 2016, our Board of Directors declared a special cash dividend of $2.50 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company. Refer to “Note 18 — Subsequent Events” below.

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

	Year ended June 30, 2016	Year ended June 25, 2015	Year ended June 26, 2014
401(k) plan expense	$1,604	$1,550	$1,356

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

The total Route pension liability was as follows for the last two fiscal years:

	June 30, 2016	June 25, 2015
Route pension liability	$466	$530

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

The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 30, 2016	June 25, 2015
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$18,538	$15,025
Service cost	491	386
Interest cost	843	642
Actuarial loss	3,573	3,139
Benefits paid	(654)	(654)

Projected benefit obligation at end of year	$22,791	$18,538

The accumulated benefit obligation, which represents benefits earned up to the measurement date, was $18,247 and $14,177 at June 30, 2016 and June 25, 2015, respectively.

Components of the actuarial loss portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 30, 2016	June 25, 2015	June 26, 2014
Actuarial Loss
Change in assumed pay increases	$68	$342	$(85)
Change in discount rate	3,509	(801)	1,084
Change in mortality assumptions	(132)	2,150	—
Change in bonus assumption	—	1,191	474
Other	128	257	(19)

Actuarial loss	$3,573	$3,139	$1,454

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 30, 2016	June 25, 2015	June 26, 2014
Service cost	$491	$386	$323
Interest cost	843	642	634
Recognized loss (gain) amortization	50	—	(68)
Prior service cost amortization	957	957	957

Net periodic pension cost	$2,341	$1,985	$1,846

Significant assumptions related to our SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the average rate of compensation expense increase by SERP participants, and anticipated mortality rates. The RP-2014 white collar fully generational mortality table with mortality improvement scale MP-2015 was utilized in the preparation of our pension obligation as of June 30, 2016.

We used the following assumptions to calculate the benefit obligations of our SERP as of the following dates:

	June 30, 2016	June 25, 2015
Discount rate	3.61%	4.63%
Rate of compensation increases	4.50%	4.50%
Bonus payment	60% - 85% of base, paid 4 of 5 years	60% - 85% of base, paid 4 of 5 years

We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 30, 2016	June 25, 2015	June 26, 2014
Discount rate	4.63%	4.37%	4.90%
Rate of compensation increases	4.50%	4.50%	4.50%
Mortality	RP-2014 white collar with MP- 2014 scale	IRS 2014 (Unisex)	IRS 2013 (Unisex)
Bonus payment	60% - 85% of base, paid 4 of 5 years	60% - 85% of base, paid 3 of 5 years	60% - 70% of base, paid 3 of 5 years

The assumed discount rate is based, in part, upon a discount rate modeling process that considers both high quality long-term indices and the duration of the SERP plan relative to the durations implicit in the broader indices. The discount rate is utilized principally in calculating the actuarial present value of our obligation and periodic expense pursuant to the SERP. To the extent the discount rate increases or decreases, our SERP obligation is decreased or increased, respectively.

The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2017	$653
2018	651
2019	644
2020	634
2021	752
2022 — 2026	4,479

At both June 30, 2016 and June 25, 2015 the current portion of the SERP liability is $653, and recorded in Accrued payroll and related benefits on the Consolidated Balance Sheets.

The following table presents the components of AOCL that have not yet been recognized in net pension expense:

	June 30, 2016	June 25, 2015
Unrecognized net loss	$(5,926)	$(2,404)
Unrecognized prior service cost	(4,306)	(5,263)
Tax effect	3,807	2,833

Net amount unrecognized	$(6,425)	$(4,834)

We expect to recognize $957 of the prior service cost and $365 of net loss into net periodic pension expense during the fiscal year ending June 29, 2017.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the last two fiscal years. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	Year Ended June 30, 2016	Year Ended June 25, 2015
Balance at beginning of period	$(4,834)	$(3,503)
Other comprehensive loss before reclassifications	(3,573)	(3,139)
Amounts reclassified from accumulated other comprehensive loss	1,007	957
Tax effect	975	851

Net current-period other comprehensive loss	(1,591)	(1,331)

Balance at end of period	$(6,425)	$(4,834)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of accumulated other comprehensive loss for the years ended June 30, 2016 and June 25, 2015 were as follows:

Reclassifications from AOCL to earnings (b)	Year Ended June 30, 2016	Year Ended June 25, 2015	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(957)	$(957)	Administrative expenses
Unrecognized net loss	(50)	—	Administrative expenses

Total before tax	(1,007)	(957)
Tax effect	383	373	Income tax expense

Amortization of defined pension items, net of tax	$(624)	$(584)

(b)	Amounts in parenthesis indicate debits to expense. See “Note 12 — Retirement Plan” above for additional details.

NOTE 14 — TRANSACTIONS WITH RELATED PARTIES

In addition to the related party transactions described in Note 5, we also purchase materials from a company that is effectively owned by three members of our Board of Directors, two of whom are also executive officers, and individuals directly related to them. Purchases from this related party aggregated to the following for the years ending:

	Year ended June 30, 2016	Year ended June 25, 2015	Year ended June 26, 2014
Purchases from related party	$7,138	$10,969	$11,077

Accounts payable to this related entity aggregated to the following for the fiscal years ending:

June 30, 2016	$113
June 25, 2015	241

NOTE 15 — PRODUCT TYPE SALES MIX

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 30, 2016	June 25, 2015	June 26, 2014
Peanuts	13.9%	13.7%	15.1%
Pecans	13.1	12.7	13.6
Cashews & Mixed Nuts	23.3	22.0	18.7
Walnuts	9.4	11.0	11.7
Almonds	23.0	23.4	22.3
Trail & Snack Mixes	12.4	12.0	11.4
Other	4.9	5.2	7.2

	100.0%	100.0%	100.0%

NOTE 16 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table details the activity in various allowance and reserve accounts.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
June 30, 2016
Allowance for doubtful accounts	$235	$199	$(37)	$397
Reserve for cash discounts	800	12,928	(12,753)	975
Reserve for customer deductions	1,931	15,351	(14,364)	2,918
Deferred tax asset valuation allowance	175	—	(4)	171

Total	$3,141	$28,478	$(27,158)	$4,461

June 25, 2015
Allowance for doubtful accounts	$209	$36	$(10)	$235
Reserve for cash discounts	650	12,341	(12,191)	800
Reserve for customer deductions	2,351	9,541	(9,961)	1,931
Deferred tax asset valuation allowance	175	—	—	175

Total	$3,385	$21,918	$(22,162)	$3,141

June 26, 2014
Allowance for doubtful accounts	$194	$31	$(16)	$209
Reserve for cash discounts	550	10,539	(10,439)	650
Reserve for customer deductions	1,884	5,381	(4,914)	2,351
Deferred tax asset valuation allowance	815	—	(640)	175

Total	$3,443	$15,951	$(16,009)	$3,385

NOTE 17 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)

The following unaudited quarterly consolidated financial data are presented for fiscal 2016 and fiscal 2015. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*
Year Ended June 30, 2016:
Net sales	$225,777	$279,002	$215,742	$231,538
Gross profit	33,205	45,011	25,588	33,664
Income from operations	13,745	19,692	5,469	12,406
Net income	7,990	12,050	3,078	7,277
Basic earnings per common share	$0.71	$1.07	$0.27	$0.65
Diluted earnings per common share	$0.71	$1.07	$0.27	$0.64
Cash dividends declared per common share	$—	$2.00	$—	$—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 25, 2015:
Net sales	$205,037	$251,373	$209,396	$221,439
Gross profit	30,684	37,243	29,784	34,345
Income from operations	12,013	14,678	11,497	13,691
Net income	5,915	8,403	6,518	8,469
Basic earnings per common share	$0.53	$0.75	$0.58	$0.76
Diluted earnings per common share	$0.53	$0.75	$0.58	$0.75
Cash dividends declared per common share	$—	$1.50	$—	$—

*	The fourth quarter of fiscal 2016 contained one additional week compared to fiscal 2015.

NOTE 18 — SUBSEQUENT EVENTS

On July 7, 2016, we entered into the Seventh Amendment to Credit Agreement (the “Seventh Amendment”) which extended the maturity date of the Credit Agreement from July 15, 2019 to July 7, 2021, and reduced by twenty-five basis points the interest rates charged for loan advances and letter of credit borrowings. The unused line fee was reduced to 0.25% per annum. The aggregate revolving loan commitment remained unchanged. In addition, the Seventh Amendment allows the Company to, without obtaining Bank Lender consent, (i) make up to one cash dividend or distribution on our stock per quarter, or (ii) purchase, acquire, redeem or retire stock in any fiscal quarter, in any case, in an amount not to exceed $60,000 in the aggregate per fiscal year, as long as no default or event of default exists and the excess availability under the Credit Agreement remains over $30,000 immediately before and after giving effect to any such dividend, distribution, purchase or redemption. The Seventh Amendment also permits an additional 5% of outstanding accounts receivable from a major customer to be included as eligible in the borrowing base calculation and reduced the amount available for letter of credit usage to $10,000.

On July 7, 2016, our Board of Directors, after considering the financial position of our Company and other factors, declared a special cash dividend of $2.50 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “2016 Special Dividend”). The 2016 Special Dividend of approximately $28,150 was paid on August 4, 2016 to stockholders of record as of the close of business on July 21, 2016.

In August 2016, we were notified by a significant customer in the commercial ingredients sales channel of its intent to move some or all of its almond butter requirements to a vertically integrated almond butter supplier during our second quarter of fiscal 2017. Almond butter sales to this customer in fiscal 2016 were approximately $90 million while the gross profit margin on this business was substantially lower than our total gross profit margin for fiscal 2016.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2016.

The effectiveness of our internal control over financial reporting as of June 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B — Other Information

On August 24, 2016, we entered into a Retirement Agreement and General Release (the “Retirement Agreement”) with Walter “Bobby” Tankersley, our Senior Vice President, Procurement and Commodity Risk Management. Under the terms of the Retirement Agreement, Mr. Tankersley will retire from the Company effective August 25, 2016. In exchange for being bound by customary release, non-solicit, non-disparagement and confidentiality provisions, Mr. Tankersley will receive a cash payment of $120,000, payable in September 2016. A copy of the Retirement Agreement is attached to this Annual Report on 10-K as Exhibit 10.19 and incorporated by reference herein.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Independence of the Audit Committee” of our Proxy Statement for the 2016 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at www.jbssinc.com.

Item 11 — Executive Compensation

The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2016 Annual Meeting are incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2016 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The Sections entitled “Corporate Governance — Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2016 Annual Meeting are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 14 — Principal Accounting Fees and Services

The information under the proposal entitled “Ratify the Audit Committee’s Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the 2017 fiscal year” of our Proxy Statement for the 2016 Annual Meeting is incorporated herein by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Comprehensive Income for the Year Ended June 30, 2016, the Year Ended June 25, 2015 and the Year Ended June 26, 2014

Consolidated Balance Sheets as of June 30, 2016 and June 25, 2015

Consolidated Statements of Stockholders’ Equity for the Year Ended June 30, 2016, the Year Ended June 25, 2015 and the Year Ended June 26, 2014

Consolidated Statements of Cash Flows for the Year Ended June 30, 2016, the Year Ended June 25, 2015 and the Year Ended June 26, 2014

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

JOHN B. SANFILIPPO & SON, INC.

Date: August 24, 2016	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 24, 2016

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer, Group President, Secretary and Director (Principal Financial Officer)	August 24, 2016

/s/ Frank S. Pellegrino Frank S. Pellegrino	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	August 24, 2016

/s/ Mathias A. Valentine Mathias A. Valentine	Director	August 24, 2016

/s/ Jim R. Edgar Jim R. Edgar	Director	August 24, 2016

/s/ Timothy R. Donovan Timothy R. Donovan	Director	August 24, 2016

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 24, 2016

/s/ Daniel M. Wright Daniel M. Wright	Director	August 24, 2016

/s/ Ellen C. Taaffe Ellen C. Taaffe	Director	August 24, 2016

/s/ James J. Sanfilippo James J. Sanfilippo	Director	August 24, 2016

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

No.	Description	Location

3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005

3.2	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015

*10.1	1998 Equity Incentive Plan	Exhibit 10 to the Form 10-Q for the quarter ended September 24, 1998

*10.2	First Amendment to the 1998 Equity Incentive Plan	Exhibit 10.35 to the Form 10-Q for the quarter ended December 28, 2000

*10.3	Form of Option Grant Agreement under the 1998 Equity Incentive Plan	Exhibit 10.57 to the Form 10-K for the fiscal year ended June 30, 2005

*10.4	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003	Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003

*10.5	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003	Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004

*10.6	Restated Supplemental Retirement Plan	Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007

*10.7	2008 Equity Incentive Plan, as amended	Exhibit 10.24 to the Form 10-K for the fiscal year ended June 28, 2012

*10.8	Form of Employee Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan	Exhibit 10.1 to the Form 8-K filed on November 12, 2009

*10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan	Exhibit 10.1 to the Form 8-K filed on November 8, 2010

*10.10	Form of Indemnification Agreement	Exhibit 10.01 to the Form 8-K filed on May 5, 2009

*10.11	2014 Omnibus Incentive Plan	Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014 (File No. 333-199637)

*10.12	Amendment No. 1 to the 2014 Omnibus Incentive Plan	Filed herewith

*10.13	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle)	Exhibit 10.35 to the Form 10-Q for the quarter ended September 25, 2014

*10.14	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle)	Exhibit 10.36 to the Form 10-Q for the quarter ended September 25, 2014

*10.15	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2015 awards cycle)	Exhibit 10.37 to the Form 10-Q for the quarter ended September 25, 2014

*10.16	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2016 awards cycle)	Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015

No.	Description	Location

*10.17	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2016 awards cycle)	Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015

*10.18	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2016 awards cycle)	Exhibit 10.40 to the Form 10-Q for the quarter ended December 24, 2015

*10.19	Retirement Agreement and General Release with Walter “Bobby” Tankersley, effective August 25, 2016	Filed herewith

*10.20	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015	Exhibit 10.11 to the Form 10-Q for the quarter ended September 25, 2015

10.21	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent	Exhibit 10.1 to the Form 8-K filed on February 8, 2008

10.22	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders	Exhibit 10.2 to the Form 8-K filed on February 8, 2008

10.23	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)	Exhibit 10.3 to the Form 8-K filed on February 8, 2008

**10.24	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent and Burdale Financial Limited, as a lender	Exhibit 10.1 to the Form 8-K filed on March 12, 2010

10.25	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 10.1 to the Form 8-K filed on July 18, 2011

10.26	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 10.34 to the Form 10-Q for the quarter ended September 29, 2011

10.27	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 99.1 to the Form 8-K filed on February 4, 2013

10.28	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 99.1 to the Form 8-K filed on December 17, 2013

No.	Description	Location

10.29	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender.	Exhibit 10.1 to the Form 8-K filed on October 3, 2014

10.30	Seventh Amendment to Credit Agreement, dated as of July 7, 2016, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender.	Exhibit 99.2 to the Form 8-K filed on July 7, 2016

10.31	First Amendment to Security Agreement, dated as of September 30, 2014, by the Company in favor of Wells Fargo Capital Finance, LLC (f/k/a WFF), as administrative agent for the lenders	Exhibit 10.2 to the Form 8-K filed on October 3, 2014

14	Code of Ethics, as amended	Exhibit 14 to the Form 10-K for the fiscal year ended June 25, 2015

21	Subsidiaries of the Company	Filed herewith

23	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.