Form 10-Q
period 2016-09-29
SANFILIPPO JOHN B & SON INC
filed 2016-11-02
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2016

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

As of October 25, 2016, 8,614,693 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 29, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended
	September 29, 2016	September 24, 2015
Net sales	$222,293	$225,777
Cost of sales	185,818	192,572

Gross profit	36,475	33,205

Operating expenses:
Selling expenses	11,271	11,382
Administrative expenses	8,648	8,078

Total operating expenses	19,919	19,460

Income from operations	16,556	13,745

Other expense:
Interest expense including $190 and $273 to related parties	622	915
Rental and miscellaneous expense, net	410	522

Total other expense, net	1,032	1,437

Income before income taxes	15,524	12,308
Income tax expense	5,344	4,318

Net income	$10,180	$7,990
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	330	251
Income tax expense related to pension adjustments	(125)	(98)

Other comprehensive income, net of tax:	205	153

Comprehensive income	$10,385	$8,143

Net income per common share-basic	$0.90	$0.71

Net income per common share-diluted	$0.89	$0.71

Cash dividends declared per share	$2.50	$—

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 29, 2016	June 30, 2016	September 24, 2015
ASSETS
CURRENT ASSETS:
Cash	$1,362	$2,220	$1,613
Accounts receivable, less allowances of $5,557, $4,290 and $4,145	75,741	78,088	77,758
Inventories	147,196	156,573	187,921
Deferred income taxes	—	—	4,264
Prepaid expenses and other current assets	3,819	5,292	3,610

TOTAL CURRENT ASSETS	228,118	242,173	275,166

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	106,566	106,505	105,674
Machinery and equipment	190,383	188,748	183,282
Furniture and leasehold improvements	4,733	4,349	4,363
Vehicles	453	453	431
Construction in progress	3,245	832	3,627

	314,665	310,172	306,662
Less: Accumulated depreciation	203,782	200,416	192,489

	110,883	109,756	114,173
Rental investment property, less accumulated depreciation of $9,045, $8,847 and $8,253	19,848	20,047	20,641

TOTAL PROPERTY, PLANT AND EQUIPMENT	130,731	129,803	134,814

Cash surrender value of officers’ life insurance and other assets	10,001	9,227	9,881
Deferred income taxes	9,055	8,590	3,657
Intangible assets, net of accumulated amortization of $23,100, $22,721 and $21,438	990	1,369	2,652

TOTAL ASSETS	$378,895	$391,162	$426,170

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 29, 2016	June 30, 2016	September 24, 2015
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$1,255	$12,084	$27,972
Current maturities of long-term debt, including related party debt of $449, $407 and $384 and net of unamortized debt issuance costs of $63, $65 and $73	3,387	3,342	3,311
Accounts payable, including related party payables of $233, $113 and $220	60,432	43,719	68,272
Book overdraft	1,896	811	1,379
Accrued payroll and related benefits	9,287	16,045	7,610
Other accrued expenses	7,219	7,193	7,789
Income taxes payable	4,878	—	4,260

TOTAL CURRENT LIABILITIES	88,354	83,194	120,593

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $10,943, $11,133 and $11,441 and net of unamortized debt issuance costs of $164, $179 and $226	27,779	28,704	31,215
Retirement plan	22,334	22,137	18,056
Other	6,393	5,934	6,393

TOTAL LONG-TERM LIABILITIES	56,506	56,775	55,664

TOTAL LIABILITIES	144,860	139,969	176,257

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,732,593, 8,725,715 and 8,664,480 shares issued	87	87	86
Capital in excess of par value	115,787	115,136	112,032
Retained earnings	125,559	143,573	143,654
Accumulated other comprehensive loss	(6,220)	(6,425)	(4,681)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	234,035	251,193	249,913

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$378,895	$391,162	$426,170

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarter Ended
	September 29, 2016	September 24, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,180	$7,990
Depreciation and amortization	4,025	4,067
Loss on disposition of assets, net	36	231
Deferred income tax benefit	(465)	(476)
Stock-based compensation expense	550	466
Change in assets and liabilities:
Accounts receivable, net	2,346	(2,123)
Inventories	9,377	10,076
Prepaid expenses and other current assets	554	744
Accounts payable	15,808	22,500
Accrued expenses	(6,732)	(7,418)
Income taxes payable	5,797	4,374
Other long-term assets and liabilities	(297)	204
Other, net	428	325

Net cash provided by operating activities	41,607	40,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,705)	(7,602)
Other	1	(37)

Net cash used in investing activities	(3,704)	(7,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	75,282	59,615
Repayments of revolving credit borrowings	(86,111)	(92,796)
Principal payments on long-term debt	(898)	(841)
Increase in book overdraft	1,085	342
Dividends paid	(28,150)	—
Issuance of Common Stock under equity award plans	31	18
Tax benefit of equity award exercises	—	8

Net cash used in financing activities	(38,761)	(33,654)

NET DECREASE IN CASH	(858)	(333)
Cash, beginning of period	2,220	1,946

Cash, end of period	$1,362	$1,613

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Fiscal 2016 consisted of fifty-three weeks, with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2017 and fiscal 2016 are to the fiscal year ending June 29, 2017 and the fiscal year ended June 30, 2016, respectively.

•	References herein to the first quarter of fiscal 2017 and fiscal 2016 are to the quarters ended September 29, 2016 and September 24, 2015, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds, and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, Fisher Nut Exactly, and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. Our products are sold through three primary distribution channels to significant buyers of nuts, including food retailers in the consumer channel, commercial ingredient users and contract packaging customers.

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

The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 30, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Note 2 – Inventories

Inventories consist of the following:

	September 29, 2016	June 30, 2016	September 24, 2015
Raw material and supplies	$51,563	$56,005	$55,690
Work-in-process and finished goods	95,633	100,568	132,231

Total	$147,196	$156,573	$187,921

Note 3 – Credit Facility

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

At September 29, 2016, we had $112,570 of available credit under the Credit Facility which reflects borrowings of $1,255 and reduced availability as a result of $3,675 in outstanding letters of credit. As of September 29, 2016, we were in compliance with all covenants under the Credit Facility and Mortgage Facility.

Note 4 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended
	September 29, 2016	September 24, 2015
Weighted average number of shares outstanding – basic	11,266,217	11,194,554
Effect of dilutive securities:
Stock options and restricted stock units	113,878	117,824

Weighted average number of shares outstanding – diluted	11,380,095	11,312,378

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for either period presented.

Note 5 – Stock-Based Compensation Plans

During the quarter ended September 29, 2016 there was no significant stock option or restricted stock unit activity.

Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2017 and fiscal 2016 was $550 and $466, respectively. As of September 29, 2016, there was $2,221 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 0.9 years. See “Note 11- Recent Accounting Pronouncements” below for a description of new accounting guidance on share based payments adopted this quarter.

Note 6 – Special Cash Dividend

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

Note 7 –Retirement Plan

The Supplemental Employee Retirement Plan is an unfunded, non-qualified deferred compensation plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. Administrative expenses include the following net periodic benefit costs:

	For the Quarter Ended
	September 29, 2016	September 24, 2015
Service cost	$158	$123
Interest cost	203	210
Amortization of prior service cost	239	239
Amortization of loss	91	12

Net periodic benefit cost	$691	$584

Note 8 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the quarter ended September 29, 2016 and September 24, 2015. These changes are all related to our defined benefit pension plan.

	For the Quarter Ended
	September 29, 2016	September 24, 2015
Changes to AOCL (a)
Balance at beginning of period	$(6,425)	$(4,834)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	330	251
Tax effect	(125)	(98)

Net current-period other comprehensive income	205	153

Balance at end of period	$(6,220)	$(4,681)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter ended September 29, 2016 and September 24, 2015 were as follows:

	For the Quarter Ended		Affected line item in the Consolidated Statements of Comprehensive Income
	September 29, 2016	September 24, 2015
Reclassifications from AOCL to earnings (b)
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	$(239)	Administrative expenses
Unrecognized net loss	(91)	(12)	Administrative expenses

Total before tax	(330)	(251)
Tax effect	125	98	Income tax expense

Amortization of defined pension items, net of tax	$(205)	$(153)

(b)	Amounts in parenthesis indicate debits to expense. See Note 7 – “Retirement Plan” above for additional details.

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

The following table summarizes the carrying value and fair value estimate of our current and long term debt, excluding unamortized debt issuance costs:

	September 29, 2016	June 30, 2016	September 24, 2015
Carrying value of long-term debt:	$31,393	$32,290	$34,825
Fair value of long-term debt:	32,657	35,479	38,285

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

Note 11 – Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09 “Compensation-Stock Compensation (Topic 718)”. This ASU is part of the FASB’s simplification initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, statutory withholding requirements, and classification on the statement of cash flows. The Company early adopted this guidance during the first quarter of fiscal 2017. We now recognize forfeitures as they occur and excess tax benefits or deficiencies as a component of income tax expense. The cumulative adjustment for the impact of this change in accounting principle was immaterial. Cash flows related to excess tax benefits will prospectively be classified as operating activities in the Consolidated Statements of Cash Flows. Prior periods have not been adjusted. The Company anticipates increased volatility in income tax expense, mainly in the second quarter of each fiscal year, since historically most equity compensation granted in prior periods vests during that quarter.

In April 2015, the FASB issued ASU No. 2015-05 “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This update provides guidance to customers about whether a cloud computing arrangement includes a software license or service contract. This update became effective for the Company beginning the first quarter of fiscal year 2017. The adoption of ASU 2015-05 did not have a material impact to the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs”. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for the Company beginning with the first quarter of fiscal 2017. The adoption of this standard required restatement of our consolidated balance sheets as of June 30, 2016 and September 24, 2015. As a result, Other assets decreased approximately $244 and $299 as of June 30, 2016 and September 24, 2015, respectively,    and these amounts were allocated within Current maturities of long term debt and Long term debt. Adoption of this standard did not have an effect on the Company’s results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This update focuses on a reporting company’s consolidation evaluation to determine whether it should consolidate certain legal entities. The guidance ASU 2015-02 became effective for the Company beginning with the first quarter of fiscal 2017. The adoption of ASU 2015-02 did not have any impact to the consolidated financial statements. In October 2016, the FASB issued ASU No. 2016-17 “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”. This update is amending ASU 2015-02 and affects reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. ASU 2016-17 will be effective for the Company in fiscal 2018 and will require retrospective application. The Company does not expect ASU 2016-17 to have any impact to the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This update addresses eight specific cash flow issues with the objective of reducing the perceived diversity in practice. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company does not expect a material impact to our statement of cash flows once this update is adopted.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”. The primary goal of this update is to require the lessee to recognize all lease commitments, both operating and finance, by initially recording a lease asset and liability on the balance sheet at the lease commencement date. Additionally, enhanced qualitative and quantitative disclosures will be required. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. This new guidance will be effective for the Company beginning in fiscal year 2020. This guidance must be adopted using a modified retrospective approach and early adoption is permitted. The Company is currently assessing the impact of this new guidance on its financial position, results of operations and disclosures and does not expect to early adopt.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Several other amendments have been subsequently released, each of which provide additional narrow scope clarifications or improvements. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers, Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 for one year. Consequently, this new revenue recognition guidance will be effective for the Company beginning in fiscal year 2019, which is our anticipated adoption date. We are currently evaluating the method of adoption.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements—Going Concern (Topic 205-40)”. The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 was effective for the Company beginning with the quarter ended September 29, 2016. The adoption of this guidance had no impact on our consolidated financial statements.

Note 12 – Subsequent Event

On November 1, 2016, our Board of Directors, after considering the financial position of our Company, declared a special cash dividend of $2.50 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “2017 Special Dividend”). The 2017 Special Dividend will be paid on December 13, 2016, to stockholders of record at the close of business on November 30, 2016. The ex-dividend date is the close of business on November 28, 2016. The total amount of cash expected to be paid to stockholders under the 2017 Special Dividend will be approximately $28,312.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2016 consisted of fifty-three weeks, with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2017 and fiscal 2016 are to the fiscal year ending June 29, 2017 and the fiscal year ended June 30, 2016, respectively.

•	References herein to the first quarter of fiscal 2017 and fiscal 2016 are to the quarters ended September 29, 2016 and September 24, 2015, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, Fisher Nut Exactly, and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. We distribute our products in the consumer, commercial ingredients and contract packaging distribution channels.

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

We face a number of challenges in the future which include, among others, volatile commodity costs for certain tree nuts and intensified competition for market share from both private brand and name brand nut products. Acquisition costs for almonds and walnuts declined significantly during the second half of fiscal 2016. These declines in acquisition costs have resulted in lower selling prices for products that contain these nuts. Since sales of almonds and walnuts comprise a significant percentage of our total net sales, we anticipate that lower selling prices will continue to result in a reduction in net sales in future comparisons until the impact of lower retail prices ultimately drives increased sales volume for these products.

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

QUARTERLY HIGHLIGHTS

Our net sales of $222.3 million for the first quarter of fiscal 2017 decreased 1.5% from our net sales of $225.8 million for the first quarter of fiscal 2016.

Sales volume, measured as pounds sold to customers, increased 5.9 million pounds, or 9.7%, compared to the first quarter of fiscal 2016.

Gross profit increased by $3.3 million and our gross profit margin, as a percentage of net sales, increased to 16.4% for the first quarter of fiscal 2017 compared to 14.7% for the first quarter of fiscal 2016.

Total operating expenses for the first quarter of fiscal 2017 increased by $0.5 million, or 2.4%, compared to the first quarter of fiscal 2016. As a percentage of net sales, total operating expenses in the first quarter of fiscal 2017 increased to 9.0% from 8.6% for the first quarter of fiscal 2016.

The total value of inventories on hand at the end of the first quarter of fiscal 2017 decreased by $40.7 million, or 21.7%, in comparison to the total value of inventories on hand at the end of the first quarter of fiscal 2016.

With the exception of pecans and almonds, we have seen acquisition costs for domestic tree nuts decrease in the 2016 crop year (which falls into our current 2017 fiscal year). While we began to procure inshell walnuts during the first quarter of fiscal 2017, the total payments due to our walnut growers will not be determined until the second and/or third quarters of fiscal 2017. We will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual payments will be determined during the second and/or third quarters of fiscal 2017 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

Our net sales decreased 1.5% to $222.3 million in the first quarter of fiscal 2017 compared to net sales of $225.8 million for the first quarter of fiscal 2016. The decrease in net sales was primarily due to a 10.3% decrease in the weighted average sales price per pound driven by lower commodity acquisition costs for walnuts and almonds. Sales volume, which is defined as pounds sold to customers, increased approximately 9.7%. The sales volume increase was driven mainly by increases in sales of peanuts, walnuts, pecans and almonds, and sales volume increased in all distribution channels.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 29, 2016	September 24, 2015
Peanuts	14.7%	13.7%
Pecans	15.0	10.5
Cashews & Mixed Nuts	23.6	23.0
Walnuts	8.8	10.2
Almonds	19.1	23.2
Trail & Snack Mixes	13.8	14.5
Other	5.0	4.9

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	September 29, 2016	September 24, 2015	Change	Percent Change
Consumer (1)	$135,167	$132,267	$2,900	2.2%
Commercial Ingredients	50,720	60,955	(10,235)	(16.8)
Contract Packaging	36,406	32,555	3,851	11.8

Total	$222,293	$225,777	$(3,484)	(1.5)%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 39% and 32% of total consumer sales during the first quarter of fiscal 2017 and fiscal 2016, respectively.

Net sales in the consumer distribution channel increased by 2.2% in dollars and 14.2% in sales volume in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The sales volume increase was driven primarily by increased sales of our branded products. Sales volume for Fisher recipe nuts increased 44.6% due to distribution gains with new customers, the introduction of larger package sizes for walnuts, and increased promotional activity. Sales volume for Fisher snack nuts and peanut butter increased a combined 13.2%, primarily as a result of distribution gains with new customers and increased product display activity. A 192.5% increase in combined sales volume of Orchard Valley Harvest and Sunshine Country produce products, due to increased promotional activity and new item introductions, also contributed to the sales volume increase. Partially offsetting the sales volume increases noted above was a significant sales volume decline for Fisher Nut Exactly snack bites, which was largely due to lost distribution to club stores. The sales volume increase in the consumer distribution channel was also due in part to an 8.2% increase in sales volume with existing private brand customers.

Net sales in the commercial ingredients distribution channel decreased by 16.8% in dollars and sales volume increased 1.8% in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The sales volume increase was primarily due to an increase in sales of peanuts to peanut oil stock crushers. The decrease in net sales was largely due to lower selling prices on products containing almonds. In the second quarter we expect net sales to continue to decline in the commercial ingredients channel due to an existing customer changing vendors to a vertically-integrated almond butter supplier.

Net sales in the contract packaging distribution channel increased by 11.8% in dollars and 6.7% in sales volume in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The sales volume increase was primarily due to increased sales of trail mixes, almonds and cashews to existing customers.

Gross Profit

Gross profit increased by $3.3 million, or 9.8%, to $36.5 million for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Our gross profit margin, as a percentage of net sales, increased to 16.4% for the first quarter of fiscal 2017 compared to 14.7% for the first quarter of fiscal 2016. The increase in gross profit was mainly attributable to increased sales volume as discussed above. The increase in gross profit margin was primarily a result of lower acquisition costs for walnuts and almonds combined with improved alignment of selling prices and acquisition costs for pecans.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2017 increased by $0.5 million to $19.9 million. Operating expenses for the first quarter of fiscal 2017 increased to 9.0% of net sales from 8.6% of net sales for the first quarter of fiscal 2016 largely as a result of a lower sales base.

Selling expenses for the first quarter of fiscal 2017 were $11.3 million, a decrease of $0.1 million, or 1.0%, from the first quarter of fiscal 2016. The decrease was driven primarily by $0.5 million less advertising expenses and $0.4 million less compensation related expenses, which were almost fully offset by a $0.8 million increase in shipping costs driven by increased sales volume.

Administrative expenses for the first quarter of fiscal 2017 were $8.6 million, an increase of $0.6 million, or 7.1%, from the first quarter of fiscal 2016. The increase was driven primarily by increased compensation related expenses.

Income from Operations

Due to the factors discussed above, income from operations increased to $16.6 million, or 7.4% of net sales, for the first quarter of fiscal 2017 from $13.7 million, or 6.1% of net sales, for the first quarter of fiscal 2016.

Interest Expense

Interest expense was $0.6 million for the first quarter of fiscal 2017 compared to $0.9 million in the first quarter of fiscal 2016. The decrease in interest expense was due primarily to lower debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.4 million for the first quarter of fiscal 2017 compared to $0.5 million for the first quarter of fiscal 2016.

Income Tax Expense

Income tax expense was $5.3 million, or 34.4% of income before income taxes (“Effective Tax Rate”), for the first quarter of fiscal 2017 compared to $4.3 million, or 35.1% of income before income taxes, for the first quarter of fiscal 2016. The Effective Tax Rate in the current first quarter was favorably impacted approximately 0.7% by excess tax benefits that prior to the adoption of ASU 2016-09 were recorded in Capital in excess of par value on the Consolidated Balance Sheets.

Net Income

Net income was $10.2 million, or $0.90 per common share basic and $0.89 per share diluted, for the first quarter of fiscal 2017, compared to $8.0 million, or $0.71 per common share (basic and diluted), for the first quarter of fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended most recently in July 2016 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products (especially our Fisher and Orchard Valley Harvest brands), reinvest in the Company through capital expenditures, develop new products, pay a special cash dividend the past five years, consummate business acquisitions and explore other growth strategies outlined in our Strategic Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first quarter of fiscal 2017 and 2016, respectively (dollars in thousands):

	September 29, 2016	September 24, 2015	$ Change
Operating activities	$41,607	$40,960	$647
Investing activities	(3,704)	(7,639)	3,935
Financing activities	(38,761)	(33,654)	(5,107)

Net decrease in cash	$(858)	$(333)	$(525)

Operating Activities Net cash provided by operating activities was $41.6 million for the first quarter of fiscal 2017 compared to $41.0 million for the first quarter of fiscal 2016. This increase was due primarily to increased net income, partially offset by an increased use of working capital.

Total inventories were $147.2 million at September 29, 2016, a decrease of $9.4 million, or 6.0%, from the inventory balance at June 30, 2016, and a decrease of $40.7 million, or 21.7%, from the inventory balance at September 24, 2015. The decrease at September 29, 2016 compared to June 30, 2016 was primarily due to lower quantities of pecans on hand partially offset by increased quantities of other finished goods and work in process inventories on hand. The decrease in inventories at September 29, 2016 compared to September 24, 2015 was primarily driven by lower acquisition costs for walnuts and almonds.

Raw nut and dried fruit input stocks, some of which are classified as work in process, increased by 2.0 million pounds, or 4.8%, at September 29, 2016 compared to September 24, 2015. The increase was attributable mainly to increased quantities of walnuts. However, the weighted average cost per pound of raw nut input stocks on hand at the end of the first quarter of fiscal 2017 decreased 29.9% compared to the end of the first quarter of fiscal 2016 due to lower acquisition costs for walnuts and almonds.

Investing Activities Cash used in investing activities, primarily all for capital expenditures, was $3.7 million during the first quarter of fiscal 2017 compared to $7.6 million for the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2017 to be approximately $12.5 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $38.8 million during the first quarter of fiscal 2017 compared to $33.7 million for the same period last year. We paid a $28.2 million dividend in the first quarter of fiscal 2017. Net repayments of short term borrowings under our Credit Facility decreased $22.4 million during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 due primarily to the payment of the 2016 Special Dividend combined with lower borrowings due to lower nut acquisition costs.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into the Elgin Site. The Elgin Site includes both an office building and a warehouse. We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 69% of the office building is currently vacant and approximately 75% of the office building has been built-out. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space.

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

The Credit Facility, as most recently amended in July 2016, is secured by substantially all of our assets other than machinery and equipment, real property, and fixtures and matures on July 7, 2021. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”).

Credit Facility

At our election, borrowings under the Credit Facility currently accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the borrowing base calculation, ranging from 0.25% to 0.75% or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the borrowing base calculation, ranging from 1.25% to 1.75%.

At September 29, 2016, the weighted average interest rate for the Credit Facility was 3.50%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 29, 2016, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At September 29, 2016, we had $112.6 million of available credit under the Credit Facility. If this entire amount were borrowed at September 29, 2016, we would still be in compliance with all restrictive covenants under the Credit Facility.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 29, 2016, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 29, 2016, $11.4 million of the debt obligation was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 29, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2016, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 29, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 9 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 30, 2016 during the first quarter of fiscal 2017.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 2, 2016.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

No.	Description	Location

3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005

3.2	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015

*10.1	1998 Equity Incentive Plan	Exhibit 10 to the Form 10-Q for the quarter ended September 24, 1998

*10.2	First Amendment to the 1998 Equity Incentive Plan	Exhibit 10.35 to the Form 10-Q for the quarter ended December 28, 2000

*10.3	Form of Option Grant Agreement under the 1998 Equity Incentive Plan	Exhibit 10.57 to the Form 10-K for the fiscal year ended June 30, 2005

*10.4	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003	Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003

*10.5	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003	Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004

*10.6	Restated Supplemental Retirement Plan	Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007

*10.7	2008 Equity Incentive Plan, as amended	Exhibit 10.24 to the Form 10-K for the fiscal year ended June 28, 2012

*10.8	Form of Employee Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan	Exhibit 10.1 to the Form 8-K filed on November 12, 2009

*10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan	Exhibit 10.1 to the Form 8-K filed on November 8, 2010

*10.10	Form of Indemnification Agreement	Exhibit 10.01 to the Form 8-K filed on May 5, 2009

*10.11	2014 Omnibus Incentive Plan	Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014 (File No. 333-199637)

*10.12	Amendment No. 1 to the 2014 Omnibus Incentive Plan	Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016

*10.13	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle)	Exhibit 10.35 to the Form 10-Q for the quarter ended September 25, 2014

*10.14	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle)	Exhibit 10.36 to the Form 10-Q for the quarter ended September 25, 2014

*10.15	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2015 awards cycle)	Exhibit 10.37 to the Form 10-Q for the quarter ended September 25, 2014

*10.16	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2016 awards cycle)	Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015

No.	Description	Location

*10.17	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2016 awards cycle)	Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015

*10.18	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2016 awards cycle)	Exhibit 10.40 to the Form 10-Q for the quarter ended December 24, 2015

*10.19	Retirement Agreement and General Release with Walter “Bobby” Tankersley, effective August 25, 2016	Exhibit 10.19 to the Form 10-K for the year ended June 30, 2016

*10.20	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015	Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015

10.21	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent	Exhibit 10.1 to the Form 8-K filed on February 8, 2008

10.22	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders	Exhibit 10.2 to the Form 8-K filed on February 8, 2008

10.23	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)	Exhibit 10.3 to the Form 8-K filed on February 8, 2008

**10.24	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent and Burdale Financial Limited, as a lender	Exhibit 10.1 to the Form 8-K filed on March 12, 2010

10.25	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 10.1 to the Form 8-K filed on July 18, 2011

10.26	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 10.34 to the Form 10-Q for the quarter ended September 29, 2011

10.27	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 99.1 to the Form 8-K filed on February 4, 2013

No.	Description	Location

10.28	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 99.1 to the Form 8-K filed on December 17, 2013

10.29	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender.	Exhibit 10.1 to the Form 8-K filed on October 3, 2014

10.30	Seventh Amendment to Credit Agreement, dated as of July 7, 2016, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender.	Exhibit 99.2 to the Form 8-K filed on July 7, 2016

10.31	First Amendment to Security Agreement, dated as of September 30, 2014, by the Company in favor of Wells Fargo Capital Finance, LLC (f/k/a WFF), as administrative agent for the lenders	Exhibit 10.2 to the Form 8-K filed on October 3, 2014

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.