Form 10-Q
period 2016-12-29
SANFILIPPO JOHN B & SON INC
filed 2017-02-01
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2016

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

As of January 23, 2017, 8,668,038 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 29, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29, 2016	December 24, 2015	December 29, 2016	December 24, 2015
Net sales	$249,375	$279,002	$471,668	$504,779
Cost of sales	205,986	233,991	391,804	426,563

Gross profit	43,389	45,011	79,864	78,216

Operating expenses:
Selling expenses	15,370	16,374	26,641	27,756
Administrative expenses	8,277	8,945	16,925	17,023

Total operating expenses	23,647	25,319	43,566	44,779

Income from operations	19,742	19,692	36,298	33,437

Other expense:
Interest expense including $201, $271, $391 and $544 to related parties	608	804	1,230	1,719
Rental and miscellaneous expense, net	299	346	709	868

Total other expense, net	907	1,150	1,939	2,587

Income before income taxes	18,835	18,542	34,359	30,850
Income tax expense	5,950	6,492	11,294	10,810

Net income	$12,885	$12,050	$23,065	$20,040
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	331	253	661	504
Income tax expense related to pension adjustments	(126)	(99)	(251)	(197)

Other comprehensive income, net of tax	205	154	410	307

Comprehensive income	$13,090	$12,204	$23,475	$20,347

Net income per common share-basic	$1.14	$1.07	$2.04	$1.79

Net income per common share-diluted	$1.13	$1.07	$2.03	$1.77

Cash dividends declared per share	$2.50	$2.00	$5.00	$2.00

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	December 29, 2016	June 30, 2016	December 24, 2015
ASSETS
CURRENT ASSETS:
Cash	$2,031	$2,220	$3,026
Accounts receivable, less allowances of $6,400, $4,290 and $7,199	66,007	78,088	72,065
Inventories	182,653	156,573	185,279
Prepaid expenses and other current assets	6,841	5,292	6,965

TOTAL CURRENT ASSETS	257,532	242,173	267,335

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	106,566	106,505	106,538
Machinery and equipment	193,859	188,748	185,399
Furniture and leasehold improvements	4,803	4,349	4,363
Vehicles	453	453	431
Construction in progress	1,483	832	2,167

	316,449	310,172	308,183
Less: Accumulated depreciation	206,751	200,416	195,565

	109,698	109,756	112,618
Rental investment property, less accumulated depreciation of $9,244, $8,847 and $8,451	19,650	20,047	20,443

TOTAL PROPERTY, PLANT AND EQUIPMENT	129,348	129,803	133,061

Cash surrender value of officers’ life insurance and other assets	10,091	9,227	9,681
Deferred income taxes	8,109	8,590	6,211
Intangible assets, net of accumulated amortization of $23,478, $22,721 and $21,865	611	1,369	2,225

TOTAL ASSETS	$405,691	$391,162	$418,513

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	December 29, 2016	June 30, 2016	December 24, 2015
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$12,427	$12,084	$13,932
Current maturities of long-term debt, including related party debt of $457, $407 and $391 and net of unamortized debt issuance costs of $60, $65 and $70	3,397	3,342	3,321
Accounts payable, including related party payables of $32, $113 and $84	90,787	43,719	83,322
Bank overdraft	2,652	811	1,344
Accrued payroll and related benefits	10,609	16,045	12,228
Other accrued expenses	7,957	7,193	8,189
Income taxes payable	2,009	—	—

TOTAL CURRENT LIABILITIES	129,838	83,194	122,336

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $10,825, $11,133 and $11,341 and net of unamortized debt issuance costs of $150, $179 and $210	26,925	28,704	30,380
Retirement plan	22,532	22,137	18,226
Other	6,695	5,934	6,456

TOTAL LONG-TERM LIABILITIES	56,152	56,775	55,062

TOTAL LIABILITIES	185,990	139,969	177,398

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,785,938, 8,725,715 and 8,712,340 shares issued	88	87	87
Capital in excess of par value	116,676	115,136	113,515
Retained earnings	110,130	143,573	133,218
Accumulated other comprehensive loss	(6,015)	(6,425)	(4,527)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	219,701	251,193	241,115

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$405,691	$391,162	$418,513

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 29, 2016	December 24, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,065	$20,040
Depreciation and amortization	7,973	8,229
Loss on disposition of assets, net	53	258
Deferred income tax benefit	481	1,234
Stock-based compensation expense	1,428	1,292
Change in assets and liabilities:
Accounts receivable, net	12,067	3,587
Inventories	(26,080)	12,718
Prepaid expenses and other current assets	(2,468)	(1,321)
Accounts payable	46,925	38,293
Accrued expenses	(4,672)	(2,400)
Income taxes payable	2,928	(1,176)
Other long-term assets and liabilities	(115)	453
Other, net	845	664

Net cash provided by operating activities	62,430	81,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,672)	(10,387)
Proceeds from dispositions of assets	1	—
Other	47	(3)

Net cash used in investing activities	(6,624)	(10,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	166,816	148,125
Repayments of revolving credit borrowings	(166,473)	(195,346)
Principal payments on long-term debt	(1,758)	(1,685)
Increase in bank overdraft	1,841	307
Dividends paid	(56,464)	(22,486)
Issuance of Common Stock under equity award plans	43	31
Tax benefit of equity award exercises	—	653

Net cash used in financing activities	(55,995)	(70,401)

NET (DECREASE) INCREASE IN CASH	(189)	1,080
Cash, beginning of period	2,220	1,946

Cash, end of period	$2,031	$3,026

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Fiscal 2016 consisted of fifty-three weeks, with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2017 and fiscal 2016 are to the fiscal year ending June 29, 2017 and the fiscal year ended June 30, 2016, respectively.

•	References herein to the second quarter of fiscal 2017 and fiscal 2016 are to the quarters ended December 29, 2016 and December 24, 2015, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2017 and fiscal 2016 are to the twenty-six weeks ended December 29, 2016 and December 24, 2015, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds, and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, Fisher Nut Exactly, and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. Our products are sold through three primary distribution channels to significant buyers of nuts, including food retailers in the consumer channel, commercial ingredient users and contract packaging customers.

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

Note 2 – Inventories

Inventories consist of the following:

	December 29, 2016	June 30, 2016	December 24, 2015
Raw material and supplies	$107,735	$56,005	$80,549
Work-in-process and finished goods	74,918	100,568	104,730

Total	$182,653	$156,573	$185,279

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

At December 29, 2016, we had $101,398 of available credit under the Credit Facility which reflects borrowings of $12,427 and reduced availability as a result of $3,675 in outstanding letters of credit. As of December 29, 2016, we were in compliance with all covenants under the Credit Facility and Mortgage Facility.

Note 4 – Income Taxes

Upon adoption of ASU 2016-09, as described in Note 12 – “Recent Accounting Pronouncements”, we now recognize excess tax benefits as a component of income tax expense. During the twenty-six weeks ended December 29, 2016 excess tax benefits of $726 were recorded as a component of income tax expense and favorably impacted the effective tax rate by approximately 2.1%.

Note 5 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29, 2016	December 24, 2015	December 29, 2016	December 24, 2015
Weighted average number of shares outstanding – basic	11,304,617	11,219,354	11,285,417	11,206,954
Effect of dilutive securities:
Stock options and restricted stock units	69,200	91,031	91,539	104,428

Weighted average number of shares outstanding – diluted	11,373,817	11,310,385	11,376,956	11,311,382

There was an insignificant amount of anti-dilutive awards excluded from the computation of diluted earnings per share for the current quarter and twenty-six week periods presented.

Note 6 – Stock-Based Compensation Plans

During the second quarter of fiscal 2017, there were 44,972 restricted stock units (“RSUs”) awarded to employees and non-employee members of the Board of Directors. The vesting period is generally three years for awards to employees and one year for awards to non-employee directors.

Stock option activity was insignificant during the first half of fiscal 2017.

The following is a summary of RSU activity for the first half of fiscal 2017:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2016	228,270	$32.33
Activity:
Granted	44,972	61.37
Vested	(55,223)	28.91
Forfeited	(2,500)	25.32

Outstanding at December 29, 2016	215,519	$39.35

At December 29, 2016, there are 75,927 RSUs outstanding that are vested but deferred.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29, 2016	December 24, 2015	December 29, 2016	December 24, 2015
Stock-based compensation expense	$878	$826	$1,428	$1,292

As of December 29, 2016, there was $4,104 of total unrecognized compensation expense related to non-vested RSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.6 years.

Note 7 – Special Cash Dividends

On November 1, 2016, our Board of Directors, after considering the financial position of our Company and other factors, declared a special cash dividend of $2.50 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “2017 Special Dividend”). The 2017 Special Dividend of approximately $28,314 was paid on December 13, 2016 to stockholders of record as of the close of business on November 30, 2016.

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

Note 8 – Retirement Plan

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

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 29, 2016	December 24, 2015	December 29, 2016	December 24, 2015
Service cost	$158	$122	$316	$245
Interest cost	202	212	405	422
Amortization of prior service cost	240	240	479	479
Amortization of loss	91	13	182	25

Net periodic benefit cost	$691	$587	$1,382	$1,171

Note 9 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the twenty-six weeks ended December 29, 2016 and December 24, 2015. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Twenty-six Weeks Ended
	December 29, 2016	December 24, 2015
Balance at beginning of period	$(6,425)	$(4,834)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	661	504
Tax effect	(251)	(197)

Net current-period other comprehensive income	410	307

Balance at end of period	$(6,015)	$(4,527)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter and twenty-six weeks ended December 29, 2016 and December 24, 2015 were as follows:

Reclassifications from AOCL to earnings (b)	For the Quarter Ended		For the Twenty-six Weeks Ended		Affected line item in the Consolidated Statements of Comprehensive Income
	December 29, 2016	December 24, 2015	December 29, 2016	December 24, 2015
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(240)	$(240)	$(479)	$(479)	Administrative expenses
Unrecognized net loss	(91)	(13)	(182)	(25)	Administrative expenses

Total before tax	(331)	(253)	(661)	(504)
Tax effect	126	99	251	197	Income tax expense

Amortization of defined pension items, net of tax	$(205)	$(154)	$(410)	$(307)

(b)	Amounts in parenthesis indicate debits to expense. See Note 8 – “Retirement Plan” above for additional details.

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	December 29, 2016	June 30, 2016	December 24, 2015
Carrying value of long-term debt:	$30,532	$32,290	$33,981
Fair value of long-term debt:	31,124	35,479	36,980

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

The following recent accounting pronouncements have been adopted in the current fiscal year:

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

In April 2015, the FASB issued ASU No. 2015-05 “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This update provides guidance to customers about whether a cloud computing arrangement includes a software license or service contract. This update became effective for the Company beginning the first quarter of fiscal 2017. The adoption of ASU 2015-05 did not have a material impact to the Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03 “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs”. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for the Company beginning with the first quarter of fiscal 2017. The adoption of this standard required restatement of our Consolidated Balance Sheets. As a result, Other assets decreased approximately $244 and $280 as of June 30, 2016 and December 24, 2015, respectively, and these amounts were allocated within Current maturities of long term debt and Long term debt. Adoption of ASU 2015-03 did not have an effect on the Company’s results of operations or cash flows.

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

The following recent accounting pronouncements have not yet been adopted:

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

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This update addresses eight specific cash flow issues with the objective of reducing the perceived diversity in practice. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company does not expect a material impact to our statement of cash flows once ASU 2016-15 is adopted.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”. The primary goal of this update is to require the lessee to recognize all lease commitments, both operating and finance, by initially recording a lease asset and liability on the balance sheet at the lease commencement date. Additionally, enhanced qualitative and quantitative disclosures will be required. ASU 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. This new guidance will be effective for the Company beginning in fiscal year 2020. This guidance must be adopted using a modified retrospective approach and early adoption is permitted. The Company is currently assessing the impact of this new guidance on its financial position, results of operations and disclosures and does not expect to early adopt.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2016 consisted of fifty-three weeks, with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2017 and fiscal 2016 are to the fiscal year ending June 29, 2017 and the fiscal year ended June 30, 2016, respectively.

•	References herein to the second quarter of fiscal 2017 and fiscal 2016 are to the quarters ended December 29, 2016 and December 24, 2015, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2017 and fiscal 2016 are to the twenty-six weeks ended December 29, 2016 and December 24, 2015, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, Fisher Nut Exactly, and Sunshine Country brand names. We also market and distribute, and in most cases manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. We distribute our products in the consumer, commercial ingredients and contract packaging distribution channels.

The Company’s long-term objective to drive profitable growth, as identified in our strategic plan (the “Strategic Plan”), includes continuing to grow Fisher and Orchard Valley Harvest into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe and produce categories and providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel. We executed on our Strategic Plan in the second quarter of fiscal 2017 by expanding our distribution and product offerings for our Fisher recipe nuts and Orchard Valley Harvest produce nuts and by expanding distribution of peanuts and trail mixes to contract packaging customers.

We face a number of challenges in the future which include, among others, volatile commodity costs for certain tree nuts and intensified competition for market share from both private brand and name brand nut products. Acquisition costs for almonds and walnuts declined significantly during the second half of fiscal 2016. These declines in acquisition costs have resulted in lower selling prices for products that contain these nuts. Since sales of almonds and walnuts comprise a significant percentage of our total net sales, we anticipate that lower selling prices will continue to result in a significant reduction in net sales in future comparisons until the impact of lower retail prices ultimately drives increased sales volume for these products.

We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of promotional, sampling and advertising activity for our Fisher and Orchard Valley Harvest brands. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A – “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $249.4 million for the second quarter of fiscal 2017 decreased 10.6% from our net sales of $279.0 million for the second quarter of fiscal 2016. Net sales for the first twenty-six weeks of fiscal 2017 decreased by $33.1 million, or 6.6%, to $471.7 million from net sales of $504.8 million for the first twenty-six weeks of fiscal 2016.

Sales volume, measured as pounds sold to customers, decreased 2.9 million pounds, or 3.8% in the second quarter of fiscal 2017, compared to the second quarter of fiscal 2016. Sales volume increased 3.0 million pounds, or 2.2%, compared to the first twenty-six weeks of fiscal 2016.

Gross profit decreased by $1.6 million yet our gross profit margin, as a percentage of net sales, increased to 17.4% for the second quarter of fiscal 2017 compared to 16.1% for the second quarter of fiscal 2016. Gross profit increased by $1.6 million year to date and our gross profit margin increased to 16.9% from 15.5% for the first twenty-six weeks of fiscal 2017 compared to the first twenty-six weeks of fiscal 2016.

Total operating expenses for the second quarter of fiscal 2017 decreased by $1.7 million, or 6.6%, compared to the second quarter of fiscal 2016. As a percentage of net sales, total operating expenses in the second quarter of fiscal 2017 increased to 9.5% from 9.1% for the second quarter of fiscal 2016. For the first half of fiscal 2017, total operating expenses decreased by $1.2 million, but increased to 9.2% of net sales compared to 8.9% for the first half of fiscal 2016.

The total value of inventories on hand at the end of the second quarter of fiscal 2017 decreased by $2.6 million, or 1.4%, in comparison to the total value of inventories on hand at the end of the second quarter of fiscal 2016.

We have seen a significant increase in acquisition cost for pecans in the 2016 crop year (which falls into our current 2017 fiscal year), as well as an increase in cashew acquisition costs. Conversely, we have seen acquisition costs for domestic tree nuts such as almonds and walnuts decrease in the 2016 crop year. We have completed procurement of inshell walnuts during the first half of fiscal 2017. During the third quarter, we will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual final liability will be determined during the third quarter of fiscal 2017 and will be recognized in our financial results at that time.

Our Board of Directors, after considering the financial position of our Company and other factors, declared a special cash dividend on November 1, 2016. The special cash dividend of $2.50 per share on all issued and outstanding shares of Common Stock and Class A Common stock of the Company was paid on December 13, 2016. We paid approximately $28.3 million to our stockholders.

RESULTS OF OPERATIONS

Net Sales

Our net sales decreased 10.6% to $249.4 million in the second quarter of fiscal 2017 compared to net sales of $279.0 million for the second quarter of fiscal 2016. The decrease in net sales was primarily due to a 7.1% decrease in the weighted average sales price per pound which was driven by significantly lower selling prices for almonds and walnuts, due to lower acquisition costs for these commodities. Sales volume, which is defined as pounds sold to customers, decreased approximately 3.8% in the quarterly comparison. The sales volume decrease was driven mainly by a decrease in sales volume in the commercial ingredients distribution channel.

For the first twenty-six weeks of fiscal 2017 our net sales were $471.7 million, a decrease of $33.1 million, or 6.6%, compared to the same period of fiscal 2016. The decrease in net sales was primarily due to an 8.6% decrease in the weighted average sales price per pound for the same reasons cited above. The decrease in net sales was partially offset by a 2.2% increase in sales volume.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 29, 2016	December 24, 2015	December 29, 2016	December 24, 2015
Peanuts	13.9%	12.2%	14.2%	12.9%
Pecans	22.5	18.4	19.0	14.9
Cashews & Mixed Nuts	23.1	23.4	23.3	23.2
Walnuts	9.6	10.6	9.2	10.4
Almonds	14.1	20.6	16.4	21.7
Trail & Snack Mixes	12.2	10.2	13.0	12.1
Other	4.6	4.6	4.9	4.8

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	December 29, 2016	December 24, 2015	Change	Percent Change
Consumer (1)	$168,778	$178,277	$(9,499)	(5.3)%
Commercial Ingredients	40,325	63,202	(22,877)	(36.2)
Contract Packaging	40,272	37,523	2,749	7.3

Total	$249,375	$279,002	$(29,627)	(10.6)%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 47% and 42% of total consumer sales during the second quarter of fiscal 2017 and fiscal 2016, respectively.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Twenty-six Weeks Ended
Distribution Channel	December 29, 2016	December 24, 2015	Change	Percent Change
Consumer (1)	$303,945	$310,544	$(6,599)	(2.1)%
Commercial Ingredients	91,045	124,157	(33,112)	(26.7)
Contract Packaging	76,678	70,078	6,600	9.4

Total	$471,668	$504,779	$(33,111)	(6.6)%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 43% and 38% of total consumer sales during the first twenty-six weeks of fiscal 2017 and fiscal 2016, respectively.

Net sales in the consumer distribution channel decreased by 5.3% in dollars and increased 2.2% in sales volume in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The sales volume increase was driven by increased sales of certain of our branded products. Sales volume for Fisher recipe nuts increased 14.8% due to distribution gains with new customers, the introduction of larger package sizes for walnuts, and increased promotional activity. A 10.4% increase in combined sales volume of Orchard Valley Harvest and Sunshine Country produce products also contributed to the sales volume increase. The increase in sales volume for our produce brands resulted from a 43.4% increase in sales volume for our Orchard Valley Harvest brand due to new item introductions, which was partially offset by a decline in sales volume for Sunshine Country produce products due to lost distribution. Sales volume for Fisher snack nuts decreased 12.3%, primarily as a result of decreased product display opportunities and lower promotional activity.

In the first twenty-six weeks of fiscal 2017, net sales in the consumer distribution channel decreased by 2.1% in dollars but increased 7.5% in sales volume, compared to the same period of fiscal 2016. Sales volume for Fisher recipe nuts increased 24.1% due to the reasons noted in the quarterly comparison. An increase in sales volume of 64.9% related to our branded produce products was driven by factors consistent with the quarterly comparison.

Net sales in the commercial ingredients distribution channel decreased by 36.2% in dollars and 29.1% in sales volume in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. In the first twenty-six weeks of fiscal 2017, net sales in the commercial ingredients distribution channel decreased by 26.7% in dollars and 15.7% in sales volume compared to the same period of fiscal 2016. The sales volume decrease for both the quarterly and twenty-six week period was primarily due to lower sales of peanuts to other peanut shellers, the loss of an almond butter customer and decreased sales of bulk inshell walnuts to international customers.

Net sales in the contract packaging distribution channel increased by 7.3% in dollars and 13.7% in sales volume in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. In the first twenty-six weeks of fiscal 2017, net sales in the contract packaging distribution channel increased by 9.4% in dollars and 10.4% in sales volume compared to the first twenty-six weeks of fiscal 2016. The sales volume increase for both the quarterly and twenty-six week period was primarily due to increased sales of trail mixes and peanuts to existing customers.

Gross Profit

Gross profit decreased by $1.6 million, or 3.6%, to $43.4 million for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. Our gross profit margin, as a percentage of net sales, increased to 17.4% for the second quarter of fiscal 2017 compared to 16.1% for the second quarter of fiscal 2016. The decrease in gross profit was mainly attributable to reduced sales volume as discussed above. The increase in gross profit margin was primarily a result of lower acquisition costs for almonds, which was partially offset by higher commodity acquisition costs for pecans and cashews.

Gross profit increased by $1.6 million, or 2.1%, to $79.9 million for the first twenty-six weeks of fiscal 2017 compared to the first twenty-six weeks of fiscal 2016. Our gross profit margin increased to 16.9% for the first twenty-six weeks of fiscal 2017 compared to 15.5% for the first twenty-six weeks of fiscal 2016. The increase in gross profit and gross profit margin was primarily due to lower commodity acquisition costs for almonds and increased sales volume.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2017 decreased by $1.7 million to $23.6 million. Operating expenses for the second quarter of fiscal 2017 increased to 9.5% of net sales from 9.1% of net sales for the second quarter of fiscal 2016 as a result of a lower sales base.

Selling expenses for the second quarter of fiscal 2017 were $15.4 million, a decrease of $1.0 million, or 6.1%, from the second quarter of fiscal 2016. The decrease was driven primarily by a $0.6 million decrease in advertising expenses and a $0.5 million decrease in compensation related expenses, partially offset by a $0.3 million increase in shipping expense due to an increase in delivered sales pounds.

Administrative expenses for the second quarter of fiscal 2017 were $8.3 million, a decrease of $0.7 million, or 7.5%, from the second quarter of fiscal 2016. The decrease was driven primarily by a $0.6 million decrease in compensation related expenses.

Total operating expenses for the first twenty-six weeks of fiscal 2017 decreased by $1.2 million, or 2.7%, to $43.6 million. Operating expenses increased to 9.2% of net sales for the first half of fiscal 2017 compared to 8.9% of net sales for the first half of fiscal 2016 as a result of a lower sales base.

Selling expenses for the first twenty-six weeks of fiscal 2017 were $26.6 million, a decrease of $1.1 million, or 4.0%, from the amount recorded for the first twenty-six weeks of fiscal 2016. The decrease was driven primarily by a $1.1 million decrease in sampling and advertising expense, a $0.8 million decrease in compensation related expenses, and a $0.5 million decrease in sales commissions expense. Partially offsetting these decreases was a $1.1 million increase in shipping expense due to an increase in delivered sales pounds.

Administrative expenses for the first twenty-six weeks of fiscal 2017 were $16.9 million, a decrease of $0.1 million, or 0.6%, compared to the same period of fiscal 2016.

Income from Operations

Due to the factors discussed above, income from operations was $19.7 million, or 7.9% of net sales, for the second quarter of fiscal 2017 compared to $19.7 million, or 7.1% of net sales, for the second quarter of fiscal 2016.

Due to the factors discussed above, income from operations increased to $36.3 million, or 7.7% of net sales, for the first twenty-six weeks of fiscal 2017 from $33.4 million, or 6.6% of net sales, for the first twenty-six weeks of fiscal 2016.

Interest Expense

Interest expense was $0.6 million for the second quarter of fiscal 2017 compared to $0.8 million in the second quarter of fiscal 2016. Interest expense decreased 28.4% to $1.2 million for the first twenty-six weeks of fiscal 2017 compared to the same period of fiscal 2016. The decrease in interest expense for both the quarterly and twenty-six week comparison was due primarily to lower debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for both the second quarter of fiscal 2017 and the second quarter of fiscal 2016. Net rental and miscellaneous expense was $0.7 million for the first twenty-six weeks of fiscal 2017 compared to $0.9 million for the first twenty-six weeks of fiscal 2016.

Income Tax Expense

Income tax expense was $6.0 million, or 31.6% of income before income taxes (the “Effective Tax Rate”), for the second quarter of fiscal 2017 compared to $6.5 million, or 35.0% of income before income taxes, for the second quarter of fiscal 2016. For the first twenty-six weeks of fiscal 2017, income tax expense was $11.3 million, or 32.9% of income before income taxes, compared to $10.8 million, or 35.0% of income before income taxes, for the comparable period last year. The effective tax rate for the quarterly and twenty-six week comparison was favorably impacted approximately 3.5% and 2.1%, respectively, by excess tax benefits that prior to the adoption of ASU 2016-09 were recorded in Capital in excess of par value on the Consolidated Balance Sheets.

Net Income

Net income was $12.9 million, or $1.14 per common share basic and $1.13 per common share diluted, for the second quarter of fiscal 2017, compared to $12.1 million, or $1.07 per common share (basic and diluted), for the second quarter of fiscal 2016.

Net income was $23.1 million, or $2.04 per common share basic and $2.03 per share diluted, for the first twenty-six weeks of fiscal 2017, compared to net income of $20.0 million, or $1.79 per common share basic and $1.77 per share diluted, for the first twenty-six weeks of fiscal 2016.

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

The following table sets forth certain cash flow information for the first half of fiscal 2017 and 2016, respectively (dollars in thousands):

	December 29, 2016	December 24, 2015	$ Change
Operating activities	$62,430	$81,871	$(19,441)
Investing activities	(6,624)	(10,390)	3,766
Financing activities	(55,995)	(70,401)	14,406

Net (decrease) increase in cash	$(189)	$1,080	$(1,269)

Operating Activities Net cash provided by operating activities was $62.4 million for the first twenty-six weeks of fiscal 2017 compared to $81.9 million for the comparative period of fiscal 2016. This decrease in cash was due primarily to a $26.1 million increase in inventories during the first half of fiscal 2017 compared to a $12.7 million decrease in inventories during the same six-month period last year.

Total inventories were $182.7 million at December 29, 2016, an increase of $26.1 million, or 16.7%, from the inventory balance at June 30, 2016, and a decrease of $2.6 million, or 1.4%, from the inventory balance at December 24, 2015. The increase at December 29, 2016 compared to June 30, 2016 was primarily due to larger quantities of pecans and walnuts on hand and higher acquisition costs for those commodities. The decrease in inventories at December 29, 2016 compared to December 24, 2015 was primarily driven by lower costs of finished goods due to lower acquisition costs for walnuts and almonds.

Raw nut and dried fruit input stocks, some of which are classified as work in process, increased by 0.8 million pounds, or 1.1%, at December 29, 2016 compared to December 24, 2015. The weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2017 increased 4.5% compared to the end of the second quarter of fiscal 2016 primarily due to larger quantities of pecans at higher acquisition costs than the prior year.

Accounts payable were $90.8 million at December 29, 2016, an increase of $47.1 million, or 107.7%, from the balance at June 30, 2016, and an increase of $7.5 million, or 9.0%, from the balance at December 24, 2015. The increase in accounts payable from June 30, 2016 to December 29, 2016 is due primarily to the receipt of the new walnut and pecan crops. The increase in accounts payable at December 29, 2016 compared to December 24, 2015 is mainly due to increased amounts due for larger quantities of pecan purchases at a higher acquisition cost than the comparative period.

Investing Activities Cash used in investing activities, primarily all for capital expenditures, was $6.6 million during the first twenty-six weeks of fiscal 2017 compared to $10.4 million for the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2017 to be approximately $13.5 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Cash used by financing activities was $56.0 million during the first twenty-six weeks of fiscal 2017 compared to $70.4 million for the same period last year. Net short term borrowings under our Credit Facility were $0.3 million during the first half of fiscal 2017 compared to net repayments of $47.2 million during the first half of fiscal 2016. The decrease in payments during the first half of fiscal 2017 was due to lower acquisition costs for walnuts and almonds, as well as the receipt of a significant quantity of pecans close to the current quarter-end. Partially offsetting that net increase in cash, we paid $56.5 million of dividends in the first half of fiscal 2017 compared to $22.5 million during the same period last year.

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

At December 29, 2016, the weighted average interest rate for the Credit Facility was 3.15%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 29, 2016, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At December 29, 2016, we had $101.4 million of available credit under the Credit Facility. If this entire amount were borrowed at December 29, 2016, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

We are subject to interest rate resets for each of Tranche A and Tranche B. Specifically, on March 1, 2018 (the “Tranche A Reset Date” and the “Tranche B reset Date”) and every two years thereafter, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. If the reset interest rate for Tranche A is unacceptable to us and we (i) do not have sufficient funds to repay the amount due with respect to Tranche A on the Tranche A Reset Date, or (ii) are unable to refinance the amount due with respect to Tranche A on the Tranche A Reset Date, on terms more favorable than the reset interest rate, then our interest expense would increase.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 29, 2016, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 29, 2016, $11.3 million of the debt obligation was outstanding.

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

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical (including statements concerning our expectations regarding market risk) are “forward looking statements.” These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “anticipates”, “intends”, “may”, “believes”, “should” and “expects” and are based on our current expectations or beliefs concerning future events and involve risks and uncertainties. We caution that such statements are qualified by important factors, including the factors referred to in Part II, Item 1A – “Risk Factors”, and other factors, risks and uncertainties that are beyond our control. Consequently, our actual results could differ materially. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for our products, such as a decline in sales to one or more key customers, a decline in sales of private brand products or changing consumer preferences; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (v) the ability to measure and estimate bulk inventory and fluctuations in the value and quantity of our nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively, (vi) our ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vii) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of our products or in nuts or nut products in general, or are harmed as a result of using our products; (viii) our ability to retain key personnel; (ix) the effect of the actions and decisions of the group that has the majority of the voting power with regard to our outstanding common equity (which may make a takeover or change in control more difficult), including the effect of any agreements pursuant to which such group has pledged a substantial amount of its securities of the Company; (x) the potential negative impact of government regulations and laws and regulations pertaining to food safety, such as the Food Safety Modernization Act; (xi) uncertainty in economic conditions, including the potential for economic downturn; (xii) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond our control; (xiii) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xiv) losses due to significant disruptions at any of our production or processing facilities; (xv) the inability to implement our Strategic Plan or realize efficiency measures including controlling medical and personnel costs; (xvi) technology disruptions or failures; (xvii) the inability to protect our intellectual property or avoid intellectual property disputes; (xviii) our ability to manage successfully the price gap between our private brand products and those of our branded competitors; and (xix) potential increased industry-specific regulation pending the U.S. Food and Drug Administration assessment of the risk of Salmonella contamination associated with tree nuts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I – Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 29, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2016, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 29, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 10 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 30, 2016 during the second quarter of fiscal 2017.

See Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index that follows the signature page and immediately precedes the exhibits filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 1, 2017.

JOHN B. SANFILIPPO & SON, INC.

By	/S/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

No.	Description	Location

3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005

3.2	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015

*10.1	1998 Equity Incentive Plan	Exhibit 10 to the Form 10-Q for the quarter ended September 24, 1998

*10.2	First Amendment to the 1998 Equity Incentive Plan	Exhibit 10.35 to the Form 10-Q for the quarter ended December 28, 2000

*10.3	Form of Option Grant Agreement under the 1998 Equity Incentive Plan	Exhibit 10.57 to the Form 10-K for the fiscal year ended June 30, 2005

*10.4	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003	Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003

*10.5	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003	Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004

*10.6	Restated Supplemental Retirement Plan	Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007

*10.7	2008 Equity Incentive Plan, as amended	Exhibit 10.24 to the Form 10-K for the fiscal year ended June 28, 2012

*10.8	Form of Employee Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan	Exhibit 10.1 to the Form 8-K filed on November 12, 2009

*10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan	Exhibit 10.1 to the Form 8-K filed on November 8, 2010

*10.10	Form of Indemnification Agreement	Exhibit 10.01 to the Form 8-K filed on May 5, 2009

*10.11	2014 Omnibus Incentive Plan	Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014 (File No. 333-199637)

*10.12	Amendment No. 1 to the 2014 Omnibus Incentive Plan	Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016

*10.13	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle)	Exhibit 10.35 to the Form 10-Q for the quarter ended September 25, 2014

*10.14	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle)	Exhibit 10.36 to the Form 10-Q for the quarter ended September 25, 2014

*10.15	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2015 awards cycle)	Exhibit 10.37 to the Form 10-Q for the quarter ended September 25, 2014

*10.16	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2016 and 2017 awards cycle)	Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015

No.	Description	Location

*10.17	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2016 and 2017 awards cycle)	Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015

*10.18	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2016 awards cycle)	Exhibit 10.40 to the Form 10-Q for the quarter ended December 24, 2015

*10.19	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2017 awards cycle)	Filed herewith

*10.20	Retirement Agreement and General Release with Walter “Bobby” Tankersley, effective August 25, 2016	Exhibit 10.19 to the Form 10-K for the year ended June 30, 2016

*10.21	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015	Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015

10.22	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent	Exhibit 10.1 to the Form 8-K filed on February 8, 2008

10.23	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders	Exhibit 10.2 to the Form 8-K filed on February 8, 2008

10.24	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)	Exhibit 10.3 to the Form 8-K filed on February 8, 2008

**10.25	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent and Burdale Financial Limited, as a lender	Exhibit 10.1 to the Form 8-K filed on March 12, 2010

10.26	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 10.1 to the Form 8-K filed on July 18, 2011

10.27	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 10.34 to the Form 10-Q for the quarter ended September 29, 2011

10.28	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 99.1 to the Form 8-K filed on February 4, 2013

10.29	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 99.1 to the Form 8-K filed on December 17, 2013

10.30	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender.	Exhibit 10.1 to the Form 8-K filed on October 3, 2014

10.31	Seventh Amendment to Credit Agreement, dated as of July 7, 2016, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender.	Exhibit 99.2 to the Form 8-K filed on July 7, 2016

10.32	First Amendment to Security Agreement, dated as of September 30, 2014, by the Company in favor of Wells Fargo Capital Finance, LLC (f/k/a WFF), as administrative agent for the lenders	Exhibit 10.2 to the Form 8-K filed on October 3, 2014

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*   Indicates a management contract or compensatory plan or arrangement.

** Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.