Form 10-Q
period 2017-03-30
SANFILIPPO JOHN B & SON INC
filed 2017-05-03
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2017

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 27, 2017, 8,683,741 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 30, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 30, 2017	March 24, 2016	March 30, 2017	March 24, 2016
Net sales	$173,376	$215,742	$645,044	$720,521
Cost of sales	144,950	190,154	536,754	616,717

Gross profit	28,426	25,588	108,290	103,804

Operating expenses:
Selling expenses	10,299	11,358	36,940	39,114
Administrative expenses	7,697	8,761	24,622	25,784

Total operating expenses	17,996	20,119	61,562	64,898

Income from operations	10,430	5,469	46,728	38,906

Other expense:
Interest expense including $198, $269, $589 and $814 to related parties	864	897	2,094	2,616
Rental and miscellaneous expense, net	367	313	1,076	1,181

Total other expense, net	1,231	1,210	3,170	3,797

Income before income taxes	9,199	4,259	43,558	35,109
Income tax expense	2,863	1,181	14,157	11,991

Net income	$6,336	$3,078	$29,401	$23,118

Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	331	251	992	755
Income tax expense related to pension adjustments	(126)	(98)	(377)	(295)

Other comprehensive income, net of tax	205	153	615	460

Comprehensive income	$6,541	$3,231	$30,016	$23,578

Net income per common share-basic	$0.56	$0.27	$2.60	$2.06

Net income per common share-diluted	$0.55	$0.27	$2.58	$2.04

Cash dividends declared per share	$—	$—	$5.00	$2.00

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 30, 2017	June 30, 2016	March 24, 2016
ASSETS
CURRENT ASSETS:
Cash	$1,848	$2,220	$2,923
Accounts receivable, less allowances of $6,035, $4,290 and $5,699	59,402	78,088	71,500
Inventories	201,398	156,573	207,319
Prepaid expenses and other current assets	4,625	5,292	11,310

TOTAL CURRENT ASSETS	267,273	242,173	293,052

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	106,566	106,505	106,488
Machinery and equipment	195,293	188,748	187,482
Furniture and leasehold improvements	4,807	4,349	4,355
Vehicles	453	453	431
Construction in progress	1,241	832	2,221

	317,645	310,172	310,262
Less: Accumulated depreciation	209,864	200,416	198,747

	107,781	109,756	111,515
Rental investment property, less accumulated depreciation of $9,441, $8,847 and $8,649	19,453	20,047	20,245

TOTAL PROPERTY, PLANT AND EQUIPMENT	127,234	129,803	131,760

Cash surrender value of officers’ life insurance and other assets	9,683	9,227	9,448
Deferred income taxes	7,894	8,590	6,161
Intangible assets, net of accumulated amortization of $23,857, $22,721 and $22,292	233	1,369	1,798

TOTAL ASSETS	$412,317	$391,162	$442,219

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 30, 2017	June 30, 2016	March 24, 2016
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$61,337	$12,084	$55,133
Current maturities of long-term debt, including related party debt of $465, $407 and $399 and net of unamortized debt issuance costs of $58, $65 and $68	3,408	3,342	3,331
Accounts payable, including related party payables of $186, $113 and $194	40,173	43,719	59,299
Bank overdraft	2,979	811	3,561
Accrued payroll and related benefits	13,387	16,045	13,423
Other accrued expenses	8,270	7,193	8,301
Income taxes payable	640	—	—

TOTAL CURRENT LIABILITIES	130,194	83,194	143,048

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $10,706, $11,133 and $11,238 and net of unamortized debt issuance costs of $136, $179 and $194	26,069	28,704	29,544
Retirement plan	22,729	22,137	18,395
Other	6,527	5,934	6,013

TOTAL LONG-TERM LIABILITIES	55,325	56,775	53,952

TOTAL LIABILITIES	185,519	139,969	197,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,801,641, 8,725,715 and 8,725,715 shares issued	88	87	87
Capital in excess of par value	117,232	115,136	114,388
Retained earnings	116,466	143,573	136,296
Accumulated other comprehensive loss	(5,810)	(6,425)	(4,374)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	226,798	251,193	245,219

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$412,317	$391,162	$442,219

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Thirty-Nine Weeks Ended
	March 30, 2017	March 24, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,401	$23,118
Depreciation and amortization	11,909	12,362
Loss on disposition of assets, net	57	362
Deferred income tax expense	696	1,284
Stock-based compensation expense	1,964	1,810
Change in assets and liabilities:
Accounts receivable, net	18,671	4,152
Inventories	(44,825)	(9,322)
Prepaid expenses and other current assets	(252)	(1,045)
Accounts payable	(3,580)	13,968
Accrued expenses	(1,581)	(1,093)
Income taxes payable	1,559	(5,797)
Other long-term assets and liabilities	89	216
Other, net	1,247	988

Net cash provided by operating activities	15,355	41,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,228)	(12,595)
Proceeds from dispositions of assets	1	—
Other	99	41

Net cash used in investing activities	(8,128)	(12,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	278,310	262,171
Repayments of revolving credit borrowings	(229,057)	(268,191)
Principal payments on long-term debt	(2,619)	(2,529)
Increase in bank overdraft	2,168	2,524
Dividends paid	(56,464)	(22,486)
Issuance of Common Stock under equity award plans	63	156
Tax benefit of equity award exercises	—	883

Net cash used in financing activities	(7,599)	(27,472)

NET (DECREASE) INCREASE IN CASH	(372)	977
Cash, beginning of period	2,220	1,946

Cash, end of period	$1,848	$2,923

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiaries, JBSS Ventures, LLC and Sanfilippo (Shanghai) Trading Co. Ltd. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Fiscal 2016 consisted of fifty-three weeks, with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2017 and fiscal 2016 are to the fiscal year ending June 29, 2017 and the fiscal year ended June 30, 2016, respectively.

•	References herein to the third quarter of fiscal 2017 and fiscal 2016 are to the quarters ended March 30, 2017 and March 24, 2016, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2017 and fiscal 2016 are to the thirty-nine weeks ended March 30, 2017 and March 24, 2016, respectively.

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

Note 2 – Inventories

Inventories consist of the following:

	March 30, 2017	June 30, 2016	March 24, 2016
Raw material and supplies	$112,978	$56,005	$109,973
Work-in-process and finished goods	88,420	100,568	97,346

Total	$201,398	$156,573	$207,319

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

At March 30, 2017, we had $52,488 of available credit under the Credit Facility which reflects borrowings of $61,337 and reduced availability as a result of $3,675 in outstanding letters of credit. As of March 30, 2017, we were in compliance with all covenants under the Credit Facility and Mortgage Facility (as defined below).

Note 4 – Income Taxes

Upon adoption of ASU 2016-09“Compensation-Stock Compensation (Topic 718)”, as described in Note 12 – “Recent Accounting Pronouncements”, we now recognize excess tax benefits that arise when the tax deduction exceeds the amount of expense recorded for financial reporting purposes as a component of income tax expense. During the thirty-nine weeks ended March 30, 2017, excess tax benefits of $950 were recorded as a component of income tax expense and favorably impacted the effective tax rate by approximately 2.2%.

Note 5 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 30, 2017	March 24, 2016	March 30, 2017	March 24, 2016
Weighted average number of shares outstanding – basic	11,347,920	11,255,894	11,306,251	11,223,268
Effect of dilutive securities:
Stock options and restricted stock units	76,878	88,731	86,652	99,195

Weighted average number of shares outstanding – diluted	11,424,798	11,344,625	11,392,903	11,322,463

Anti-dilutive awards excluded from the computation of diluted earnings per share were insignificant for all periods presented.

Note 6 – Stock-Based Compensation Plans

The following is a summary of restricted stock unit (“RSU”) activity for the first thirty-nine weeks of fiscal 2017:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2016	228,270	$32.33
Activity:
Granted	45,213	61.33
Vested	(68,426)	27.91
Forfeited	(3,199)	30.23

Outstanding at March 30, 2017	201,858	$40.36

At March 30, 2017, there are 68,673 RSUs outstanding that are vested but deferred.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 30, 2017	March 24, 2016	March 30, 2017	March 24, 2016
Stock-based compensation expense	$536	$518	$1,964	$1,810

As of March 30, 2017, there was $3,548 of total unrecognized compensation expense related to non-vested RSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.5 years.

During the thirty-nine weeks ended March 30, 2017, 7,500 stock options were exercised at a weighted-average exercise price of $8.40 and an intrinsic value of $374. There are 2,000 stock options exercisable at March 30, 2017 with a weighted-average exercise price of $10.24, and an aggregate intrinsic value of $125.

Note 7 – Special Cash Dividends

On November 1, 2016, our Board of Directors, after considering the financial position of our Company and other factors, declared a special cash dividend of $2.50 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “ November 2016 Special Dividend”). The November 2016 Special Dividend of approximately $28,314 was paid on December 13, 2016 to stockholders of record as of the close of business on November 30, 2016.

On July 7, 2016, our Board of Directors, after considering the financial position of our Company and other factors, declared a special cash dividend of $2.50 per share on all issued and outstanding shares of Common Stock and Class A Common Stock of the Company (the “July 2016 Special Dividend”). The July 2016 Special Dividend of approximately $28,150 was paid on August 4, 2016 to stockholders of record as of the close of business on July 21, 2016.

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

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 30, 2017	March 24, 2016	March 30, 2017	March 24, 2016
Service cost	$157	$123	$473	$368
Interest cost	203	211	608	633
Amortization of prior service cost	239	239	718	718
Amortization of loss	92	12	274	37

Net periodic benefit cost	$691	$585	$2,073	$1,756

As described in Note 12 – “Recent Accounting Pronouncements”, upon our adoption of ASU 2017-07 in fiscal 2018, service cost will be presented together with other employee compensation costs and the remainder of net periodic benefit cost will be presented separately, below Income from Operations on the Consolidated Statement of Comprehensive Income.

Note 9 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the thirty-nine weeks ended March 30, 2017 and March 24, 2016. These changes are all related to our defined benefit pension plan.

	For the Thirty-Nine Weeks Ended
Changes to AOCL (a)	March 30, 2017	March 24, 2016
Balance at beginning of period	$(6,425)	$(4,834)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	992	755
Tax effect	(377)	(295)

Net current-period other comprehensive income	615	460

Balance at end of period	$(5,810)	$(4,374)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter and thirty-nine weeks ended March 30, 2017 and March 24, 2016 were as follows:

					Affected line item in the Consolidated Statements of Comprehensive Income
	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Reclassifications from AOCL to earnings (b)	March 30, 2017	March 24, 2016	March 30, 2017	March 24, 2016
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	$(239)	$(718)	$(718)	Administrative expenses
Unrecognized net loss	(92)	(12)	(274)	(37)	Administrative expenses

Total before tax	(331)	(251)	(992)	(755)
Tax effect	126	98	377	295	Income tax expense

Amortization of defined pension items, net of tax	$(205)	$(153)	$(615)	$(460)

(b)	Amounts in parenthesis indicate debits to expense. See Note 8 – “Retirement Plan” above for additional details.

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	March 30, 2017	June 30, 2016	March 24, 2016
Carrying value of long-term debt:	$29,671	$32,290	$33,137
Fair value of long-term debt:	30,186	35,479	35,948

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

In April 2015, the FASB issued ASU No. 2015-03 “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs”. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for the Company beginning with the first quarter of fiscal 2017. The adoption of this standard required restatement of our Consolidated Balance Sheets. As a result, Other assets decreased approximately $244 and $262 as of June 30, 2016 and March 24, 2016, respectively, and these amounts were allocated within Current maturities of long term debt and Long term debt. Adoption of ASU 2015-03 did not have an effect on the Company’s stockholders’ equity, results of operations or cash flows.

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

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements—Going Concern (Topic 205-40)”. The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 was effective for the Company beginning with the first quarter of fiscal 2017. The adoption of this guidance had no impact on our Consolidated Financial Statements.

The following recent accounting pronouncements have not yet been adopted:

In March 2017, the FASB issued ASU No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The amendments in this update require the service cost component of pension expense to be disaggregated from the other components of net periodic benefit cost and be presented in the same line items as other employee compensation costs. All other components of net periodic benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This update is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as long as it is early adopted in the first interim period of an annual year and financial statements have not been issued or made available for issuance prior to adoption. The amendments in this update should be applied using a retrospective transition method, however, a practical expedient is offered with regard to the prior comparative periods. The Company plans to early adopt this update beginning in fiscal 2018 and does not expect the impact of this new guidance to have a significant impact on its financial position, results of operations and disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This update addresses eight specific cash flow issues with the objective of reducing the perceived diversity in practice. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company does not expect a material impact to our statement of cash flows once ASU 2016-15 is adopted in fiscal 2019.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”. The primary goal of this update is to require the lessee to recognize all lease commitments, both operating and finance, by initially recording a lease asset and liability on the balance sheet at the lease commencement date. Additionally, enhanced qualitative and quantitative disclosures will be required. ASU 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. This new guidance will be effective for the Company beginning in fiscal year 2020 and we do not expect to early adopt. This guidance must be adopted using a modified retrospective approach. The Company expects this new guidance to have a significant impact on its total assets and total liabilities, and lead to increased financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Several other amendments have been subsequently released, each of which provide additional narrow scope clarifications or improvements. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers, Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 for one year. Consequently, this new revenue recognition guidance will be effective for the Company beginning in fiscal year 2019, which is our anticipated adoption date. We are currently evaluating the method of adoption. We have completed our initial analysis of this accounting standard update which included a review of all material customer contracts and we currently do not believe this standard will have a material impact to our recognition of revenue.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Fiscal 2016 consisted of fifty-three weeks, with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2017 and fiscal 2016 are to the fiscal year ending June 29, 2017 and the fiscal year ended June 30, 2016, respectively.

•	References herein to the third quarter of fiscal 2017 and fiscal 2016 are to the quarters ended March 30, 2017 and March 24, 2016, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2017 and fiscal 2016 are to the thirty-nine weeks ended March 30, 2017 and March 24, 2016, respectively.

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

The Company’s long-term objective to drive profitable growth, as identified in our strategic plan (the “Strategic Plan”), includes continuing to grow Fisher and Orchard Valley Harvest into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe and produce categories and providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel. We executed on our Strategic Plan during fiscal 2017 by expanding our distribution and product offerings for our Fisher recipe nuts and Orchard Valley Harvest produce nuts and by expanding distribution of peanuts and trail mixes to contract packaging customers. In the third quarter of fiscal 2017, our Board of Directors adopted a dividend policy under which it intends to pay an annual cash dividend on its common stock and Class A common stock. It is contemplated that this annual dividend would be declared around the conclusion of the Company’s fiscal year and paid in the first quarter of each fiscal year. One of the key factors that will be taken into account in determining the annual dividend amount (and whether any such dividend will be paid) will be the liquidity position of the Company, in particular the borrowing availability under our Credit Facility.

We face a number of challenges in the future which include, among others, volatile commodity costs for certain tree nuts, especially cashews, and intensified competition for market share from both private brand and name brand nut products. Acquisition costs for almonds declined significantly during the second half of fiscal 2016 which has resulted in lower selling prices for products that contain almonds. Since sales of almonds comprise a significant percentage of our total net sales, we anticipate that lower selling prices will continue to result in a significant reduction in net sales in future comparisons until the impact of lower retail prices ultimately drives increased sales volume for almonds.

We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of promotional, sampling and advertising activity for our Fisher and Orchard Valley Harvest brands. We will continue to face the ongoing challenges specific to our business, such as food safety and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $173.4 million for the third quarter of fiscal 2017 decreased 19.6% from our net sales of $215.7 million for the third quarter of fiscal 2016. Net sales for the first thirty-nine weeks of fiscal 2017 decreased by $75.5 million, or 10.5%, to $645.0 million from net sales of $720.5 million for the first thirty-nine weeks of fiscal 2016.

Sales volume, measured as pounds sold to customers, decreased 6.8 million pounds, or 10.8%, in the third quarter of fiscal 2017, compared to the third quarter of fiscal 2016. Sales volume decreased 3.8 million pounds, or 1.9%, compared to the first thirty-nine weeks of fiscal 2016.

Gross profit increased by $2.8 million and our gross profit margin, as a percentage of net sales, increased to 16.4% for the third quarter of fiscal 2017 compared to 11.9% for the third quarter of fiscal 2016. Gross profit increased by $4.5 million in the first thirty-nine weeks of fiscal 2017, and our gross profit margin increased to 16.8% from 14.4% compared to the first thirty-nine weeks of fiscal 2016.

Total operating expenses for the third quarter of fiscal 2017 decreased by $2.1 million, or 10.6%, compared to the third quarter of fiscal 2016. As a percentage of net sales, total operating expenses in the third quarter of fiscal 2017 increased to 10.4% from 9.3% for the third quarter of fiscal 2016. For the first thirty-nine weeks of fiscal 2017, total operating expenses decreased by $3.3 million, but increased to 9.5% of net sales compared to 9.0% for the first three quarters of fiscal 2016.

The total value of inventories on hand at the end of the third quarter of fiscal 2017 decreased by $5.9 million, or 2.9%, in comparison to the total value of inventories on hand at the end of the third quarter of fiscal 2016.

We have seen a significant increase in acquisition cost for pecans in the 2016 crop year (which falls into our current 2017 fiscal year), as well as an increase in cashew acquisition costs. Conversely, we have seen acquisition costs for domestic tree nuts such as almonds decrease in the 2016 crop year. We have completed procurement of inshell walnuts during the first half of fiscal 2017, and the final total payments due to our walnut growers were determined in the current quarter. The final prices paid, and remaining to be paid to the walnut growers, were based upon current market prices and other factors, such as crop size and export demand. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2017. Remaining amounts to be paid to walnut growers as of March 30, 2017 are final and are not subject to revision. We increased our walnut grower liability by approximately $2.5 million during the third quarter of fiscal 2017, as the final payments to walnut growers were slightly more than the amounts estimated at the end of last quarter. This increase is insignificant compared to our total inshell walnut procurement costs for the year, and the adjustment to cost of sales was immaterial to our results of operations.

RESULTS OF OPERATIONS

Net Sales

Our net sales decreased 19.6% to $173.4 million in the third quarter of fiscal 2017 compared to net sales of $215.7 million for the third quarter of fiscal 2016. The decrease in net sales in the quarterly comparison was primarily due to a 10.8% decrease in sales volume, which is defined as pounds sold to customers, and a 9.9% decline in the weighted average sales price per pound which was driven primarily by lower selling prices for almonds. Sales volume declined in all distribution channels.

For the first thirty-nine weeks of fiscal 2017 our net sales were $645.0 million, a decrease of $75.5 million, or 10.5%, compared to the same period of fiscal 2016. The decrease in net sales was primarily due to an 8.8% decrease in the weighted average sales price per pound, which primarily occurred as a result of lower selling prices for almonds and walnuts. The decrease in net sales was also partially due to a 1.9% decrease in sales volume. Sales volume increased in the consumer and contract packaging distribution channels, and declined in the commercial ingredients distribution channel. The sales volume decline was mainly attributable to lower sales volume for almonds and mixed nuts, which was offset in part by sales volume increases for peanuts, snack and trail mixes and walnuts.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Product Type	March 30, 2017	March 24, 2016	March 30, 2017	March 24, 2016
Peanuts	17.7%	14.9%	15.2%	13.5%
Pecans	14.4	10.0	17.8	13.4
Cashews & Mixed Nuts	25.1	23.7	23.8	23.4
Walnuts	7.6	8.1	8.8	9.7
Almonds	15.7	25.1	16.2	22.7
Trail & Snack Mixes	14.0	13.0	13.2	12.4
Other	5.5	5.2	5.0	4.9

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	March 30, 2017	March 24, 2016	Change	Percent Change
Consumer (1)	$107,541	$126,239	$(18,698)	(14.8)%
Commercial Ingredients	33,912	55,498	(21,586)	(38.9)
Contract Packaging	31,923	34,005	(2,082)	(6.1)

Total	$173,376	$215,742	$(42,366)	(19.6)%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 34% and 33% of total consumer sales during the third quarter of fiscal 2017 and fiscal 2016, respectively.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Thirty-Nine Weeks Ended
Distribution Channel	March 30, 2017	March 24, 2016	Change	Percent Change
Consumer (1)	$411,486	$436,783	$(25,297)	(5.8)%
Commercial Ingredients	124,957	179,655	(54,698)	(30.4)
Contract Packaging	108,601	104,083	4,518	4.3

Total	$645,044	$720,521	$(75,477)	(10.5)%

(1)	Sales of branded products, primarily all Fisher brand, were approximately 41% and 36% of total consumer sales during the first thirty-nine weeks of fiscal 2017 and fiscal 2016, respectively.

Net sales in the consumer distribution channel decreased by 14.8% in dollars and sales volume decreased 6.1% in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The sales volume decrease was driven by decreased sales of cashews and mixed nuts with private brand customers and decreased sales of our branded products. Sales volume for Fisher recipe nuts decreased 3.2% due to inventory reduction initiatives implemented by some customers during the current third quarter. Sales volume for Fisher snack nuts decreased 9.4%, primarily as a result of decreased merchandising activity. A 5.5% decrease in combined sales volume of Orchard Valley Harvest and Sunshine Country produce brands also contributed to the sales volume decrease. The decrease in sales volume for our produce brands resulted from a decline in sales volume for Sunshine Country produce products due to lost distribution, which was partially offset by a 4.6% increase in sales volume for our Orchard Valley Harvest produce products due to increased merchandising activity.

In the first thirty-nine weeks of fiscal 2017, net sales in the consumer distribution channel decreased by 5.8% in dollars but increased 3.3% in sales volume, compared to the same period of fiscal 2016. Sales volume for Fisher recipe nuts increased 17.8% due to distribution gains with new customers, the introduction of larger package sizes for walnuts, and increased promotional activity. Sales volume of our branded produce products increased 38.8% in the first thirty-nine weeks of fiscal 2017 driven by increased merchandising activity. Private brand snack sales volume increased approximately 5.2% in the first thirty-nine weeks of fiscal 2017. Partially offsetting the above noted sales volume increases, sales volume for Fisher snack nuts decreased 3.5% primarily for the same reasons cited in the quarterly comparison.

Net sales in the commercial ingredients distribution channel decreased by 38.9% in dollars and 26.3% in sales volume in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 which resulted mainly from lost business with a bulk almond butter customer, which occurred in the second quarter of fiscal 2017. In the first thirty-nine weeks of fiscal 2017, net sales in the commercial ingredients distribution channel decreased by 30.4% in dollars and 19.1% in sales volume compared to the same period of fiscal 2016. The sales volume decrease for the thirty-nine week period was primarily due to the loss of a bulk almond butter customer and decreased sales of bulk inshell walnuts to international customers.

Net sales in the contract packaging distribution channel decreased by 6.1% in dollars and 3.9% in sales volume in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The sales volume decrease for the quarterly period was primarily due to a reduction in merchandising activity implemented by one customer in this channel. In the first thirty-nine weeks of fiscal 2017, net sales in the contract packaging distribution channel increased by 4.3% in dollars and 5.6% in sales volume compared to the first thirty-nine weeks of fiscal 2016. The sales volume increase for the thirty-nine week period was primarily due to increased sales of snack and trail mixes, peanuts, cashews and almonds to existing customers.

Gross Profit

Gross profit increased by $2.8 million, or 11.1%, to $28.4 million for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. Our gross profit margin, as a percentage of net sales, increased to 16.4% for the third quarter of fiscal 2017 compared to 11.9% for the third quarter of fiscal 2016. The increases in gross profit and gross profit margin were mainly attributable to lower acquisition costs for almonds and improved alignment of selling prices and acquisition costs for pecans and walnuts.

Gross profit increased by $4.5 million, or 4.3%, to $108.3 million for the first thirty-nine weeks of fiscal 2017 compared to the first thirty-nine weeks of fiscal 2016. Our gross profit margin increased to 16.8% for the first thirty-nine weeks of fiscal 2017 compared to 14.4% for the first thirty-nine weeks of fiscal 2016. The increases in gross profit and gross profit margin primarily occurred for the same reasons cited in the quarterly comparison.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2017 decreased by $2.1 million to $18.0 million. Total operating expenses for the third quarter of fiscal 2017 increased to 10.4% of net sales from 9.3% of net sales for the third quarter of fiscal 2016 as a result of a lower sales base.

Selling expenses for the third quarter of fiscal 2017 were $10.3 million, a decrease of $1.1 million, or 9.3%, from the third quarter of fiscal 2016. The decrease was driven primarily by a $1.0 million decrease in advertising expenses due to a later Easter holiday compared to fiscal 2016.

Administrative expenses for the third quarter of fiscal 2017 were $7.7 million, a decrease of $1.1 million, or 12.1%, from the third quarter of fiscal 2016. The decrease was driven primarily by a $0.8 million decrease in compensation related expenses.

Total operating expenses for the first thirty-nine weeks of fiscal 2017 decreased by $3.3 million, or 5.1%, to $61.6 million. Operating expenses increased to 9.5% of net sales for the first three quarters of fiscal 2017 compared to 9.0% of net sales for the first three quarters of fiscal 2016 as a result of a lower sales base.

Selling expenses for the first thirty-nine weeks of fiscal 2017 were $36.9 million, a decrease of $2.2 million, or 5.6%, from the amount recorded for the first thirty-nine weeks of fiscal 2016. The decrease was driven primarily by a $2.1 million decrease in sampling and advertising expense, a $0.9 million decrease in compensation related expenses, and a $0.8 million decrease in sales commissions expense. Partially offsetting these decreases was a $1.4 million increase in shipping expense due to an increase in delivered sales pounds.

Administrative expenses for the first thirty-nine weeks of fiscal 2017 were $24.6 million, a decrease of $1.2 million, or 4.5%, compared to the same period of fiscal 2016. The decrease was due primarily to a $1.0 million decrease in compensation related expenses.

Income from Operations

Due to the factors discussed above, income from operations was $10.4 million, or 6.0% of net sales, for the third quarter of fiscal 2017 compared to $5.5 million, or 2.5% of net sales, for the third quarter of fiscal 2016.

Due to the factors discussed above, income from operations increased to $46.7 million, or 7.2% of net sales, for the first thirty-nine weeks of fiscal 2017 from $38.9 million, or 5.4% of net sales, for the first thirty-nine weeks of fiscal 2016.

Interest Expense

Interest expense was $0.9 million for both the third quarter of fiscal 2017 and third quarter of fiscal 2016. Interest expense decreased 20.0% to $2.1 million for the first thirty-nine weeks of fiscal 2017 compared to the same period of fiscal 2016. The decrease in interest expense for the thirty-nine week comparison was due primarily to lower debt levels during the first half of the current fiscal year.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.4 million for the third quarter of fiscal 2017 compared to $0.3 million for the third quarter of fiscal 2016. Net rental and miscellaneous expense was $1.1 million for the first thirty-nine weeks of fiscal 2017 compared to $1.2 million for the first thirty-nine weeks of fiscal 2016.

Income Tax Expense

Income tax expense was $2.9 million, or 31.1% of income before income taxes (the “Effective Tax Rate”), for the third quarter of fiscal 2017 compared to $1.2 million, or 27.7% of income before income taxes, for the third quarter of fiscal 2016. For the first thirty-nine weeks of fiscal 2017, income tax expense was $14.2 million, or 32.5% of income before income taxes, compared to $12.0 million, or 34.2% of income before income taxes, for the comparable period last year. The Effective Tax Rate for the quarterly and thirty-nine week comparison was favorably impacted approximately 2.4% and 2.2%, respectively, by excess tax benefits that prior to the adoption of ASU 2016-09 were recorded in Capital in excess of par value on the Consolidated Balance Sheets.

Net Income

Net income was $6.3 million, or $0.56 per common share basic and $0.55 per common share diluted, for the third quarter of fiscal 2017, compared to $3.1 million, or $0.27 per common share (basic and diluted), for the third quarter of fiscal 2016.

Net income was $29.4 million, or $2.60 per common share basic and $2.58 per share diluted, for the first thirty-nine weeks of fiscal 2017, compared to net income of $23.1 million, or $2.06 per common share basic and $2.04 per share diluted, for the first thirty-nine weeks of fiscal 2016.

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

The following table sets forth certain cash flow information for the first three quarters of fiscal 2017 and 2016, respectively (dollars in thousands):

	March 30, 2017	March 24, 2016	$ Change
Operating activities	$15,355	$41,003	$(25,648)
Investing activities	(8,128)	(12,554)	4,426
Financing activities	(7,599)	(27,472)	19,873

Net (decrease) increase in cash	$(372)	$977	$(1,349)

Operating Activities Net cash provided by operating activities was $15.4 million for the first thirty-nine weeks of fiscal 2017 compared to $41.0 million for the comparative period of fiscal 2016. This decrease in cash was due primarily to a $44.8 million increase in inventories during the first three quarters of fiscal 2017 compared to a $9.3 million increase in inventories during the same nine-month period last year.

Total inventories were $201.4 million at March 30, 2017, an increase of $44.8 million, or 28.6%, from the inventory balance at June 30, 2016, and a decrease of $5.9 million, or 2.9%, from the inventory balance at March 24, 2016. The increase at March 30, 2017 compared to June 30, 2016 was primarily due to larger quantities of pecans and walnuts on hand and higher acquisition costs for those commodities. The decrease in inventories at March 30, 2017 compared to March 24, 2016 was primarily driven by lower quantities of finished goods combined with a lower weighted average cost per pound for finished goods.

Raw nut and dried fruit input stocks, some of which are classified as work in process, decreased by 0.9 million pounds, or 1.2%, at March 30, 2017 compared to March 24, 2016. The weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2017 increased 1.4% compared to the end of the third quarter of fiscal 2016 due to higher acquisition costs for pecans, which were largely offset by lower acquisition costs for almonds.

Net accounts receivable were $59.4 million at March 30, 2017, a decrease of $18.7 million, or 23.9%, from the balance at June 30, 2016, and a decrease of $12.1 million, or 16.9%, from the balance at March 24, 2016. The decrease in net accounts receivable from June 30, 2016 to March 30, 2017 is due primarily to lower dollar sales in March 2017 compared to June 2016.

Accounts payable were $40.2 million at March 30, 2017, a decrease of $3.5 million, or 8.1%, from the balance at June 30, 2016, and a decrease of $19.1 million, or 32.3%, from the balance at March 24, 2016. The decrease in accounts payable at March 30, 2017 compared to March 24, 2016 is mainly due to the earlier receipt and subsequent payment of this year’s pecan crop combined with fewer almond purchases at a lower cost compared to the thirty-nine weeks ended March 24, 2016.

Investing Activities Cash used in investing activities, primarily for capital expenditures, was $8.1 million during the first thirty-nine weeks of fiscal 2017 compared to $12.6 million for the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2017 to be approximately $10 to $12.5 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Cash used by financing activities was $7.6 million during the first thirty-nine weeks of fiscal 2017 compared to $27.5 million for the same period last year. Net short term borrowings under our Credit Facility provided $49.3 million during the first three quarters of fiscal 2017 compared to a usage of $6.0 million for repayments during the first three quarters of fiscal 2016. The increase in borrowings during the first three quarters of fiscal 2017 was primarily due to increased inventory purchases compared to the first three quarters of fiscal 2016. Offsetting the above noted source of cash were $56.5 million of dividends paid in the first three quarters of fiscal 2017 compared to $22.5 million during the same period last year.

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

At March 30, 2017, the weighted average interest rate for the Credit Facility was 2.57%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of March 30, 2017, we were in compliance with all covenants under the Credit Facility, and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At March 30, 2017, we had $52.5 million of available credit under the Credit Facility. If this entire amount were borrowed at March 30, 2017, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

We are subject to interest rate resets for each of Tranche A and Tranche B. Specifically, on March 1, 2018 (the “Tranche A Reset Date” and the “Tranche B reset Date”) and every two years thereafter, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. If the reset interest rate for Tranche A is unacceptable to us, and we (i) do not have sufficient funds to repay the amount due with respect to Tranche A on the Tranche A Reset Date, or (ii) are unable to refinance the amount due with respect to Tranche A on the Tranche A Reset Date, on terms more favorable than the reset interest rate, then our interest expense would increase.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 30, 2017, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting, and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 30, 2017, $11.2 million of the debt obligation was outstanding.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 30, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2017, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 10 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 30, 2016 during the third quarter of fiscal 2017.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 3, 2017.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

No.	Description	Location

3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005

3.2	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015

*10.1	1998 Equity Incentive Plan	Exhibit 10 to the Form 10-Q for the quarter ended September 24, 1998

*10.2	First Amendment to the 1998 Equity Incentive Plan	Exhibit 10.35 to the Form 10-Q for the quarter ended December 28, 2000

*10.3	Form of Option Grant Agreement under the 1998 Equity Incentive Plan	Exhibit 10.57 to the Form 10-K for the fiscal year ended June 30, 2005

*10.4	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003	Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003

*10.5	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003	Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004

*10.6	Restated Supplemental Retirement Plan	Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007

*10.7	2008 Equity Incentive Plan, as amended	Exhibit 10.24 to the Form 10-K for the fiscal year ended June 28, 2012

*10.8	Form of Employee Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan	Exhibit 10.1 to the Form 8-K filed on November 12, 2009

*10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan	Exhibit 10.1 to the Form 8-K filed on November 8, 2010

*10.10	Form of Indemnification Agreement	Exhibit 10.01 to the Form 8-K filed on May 5, 2009

*10.11	2014 Omnibus Incentive Plan	Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014 (File No. 333-199637)

*10.12	Amendment No. 1 to the 2014 Omnibus Incentive Plan	Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016

*10.13	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle)	Exhibit 10.35 to the Form 10-Q for the quarter ended September 25, 2014

*10.14	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle)	Exhibit 10.36 to the Form 10-Q for the quarter ended September 25, 2014

*10.15	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2015 awards cycle)	Exhibit 10.37 to the Form 10-Q for the quarter ended September 25, 2014

No.	Description	Location

*10.16	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2016 and 2017 awards cycle)	Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015

*10.17	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2016 and 2017 awards cycle)	Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015

*10.18	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2016 awards cycle)	Exhibit 10.40 to the Form 10-Q for the quarter ended December 24, 2015

*10.19	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2017 awards cycle)	Exhibit 10.18 to the Form 10-Q for the quarter ended December 26, 2016

*10.20	Retirement Agreement and General Release with Walter “Bobby” Tankersley, effective August 25, 2016	Exhibit 10.19 to the Form 10-K for the year ended June 30, 2016

*10.21	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015	Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015

10.22	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent	Exhibit 10.1 to the Form 8-K filed on February 8, 2008

10.23	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders	Exhibit 10.2 to the Form 8-K filed on February 8, 2008

10.24	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)	Exhibit 10.3 to the Form 8-K filed on February 8, 2008

**10.25	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent and Burdale Financial Limited, as a lender	Exhibit 10.1 to the Form 8-K filed on March 12, 2010

10.26	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 10.1 to the Form 8-K filed on July 18, 2011

10.27	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 10.34 to the Form 10-Q for the quarter ended September 29, 2011

10.28	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 99.1 to the Form 8-K filed on February 4, 2013

10.29	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 99.1 to the Form 8-K filed on December 17, 2013

10.30	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender.	Exhibit 10.1 to the Form 8-K filed on October 3, 2014

10.31	Seventh Amendment to Credit Agreement, dated as of July 7, 2016, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender.	Exhibit 99.2 to the Form 8-K filed on July 7, 2016

10.32	First Amendment to Security Agreement, dated as of September 30, 2014, by the Company in favor of Wells Fargo Capital Finance, LLC (f/k/a WFF), as administrative agent for the lenders	Exhibit 10.2 to the Form 8-K filed on October 3, 2014

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.