Form 10-K
period 2017-06-29
SANFILIPPO JOHN B & SON INC
filed 2017-08-23
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

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

The aggregate market value of the voting Common Stock held by non-affiliates was $593,573,553 as of December 29, 2016 (8,448,243 shares at $70.26 per share).

As of August 11, 2017, 8,699,983 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held November 2, 2017 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1 — Business

a. General Development of Business

John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” refer collectively to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the fiscal year ended June 30, 2016 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2018 are to the fiscal year ending June 28, 2018.

•	References herein to fiscal 2017, fiscal 2016 and fiscal 2015 are to the fiscal years ended June 29, 2017, June 30, 2016 and June 25, 2015, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. Our website is accessible to the public at http://www.jbssinc.com. Information about us, including our code of ethics, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available free of charge through our website as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission (the “SEC”). Our materials filed with the SEC are also available on the SEC’s website at http://www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s public reference room at 100 F St., NE, Washington, DC 20549. The public may obtain information about the reference room by calling the SEC at 1-800-SEC-0330. References to our website addressed in this Form 10-K are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this Form 10-K.

Our headquarters and executive offices are located at 1703 North Randall Road, Elgin, Illinois 60123, and our telephone number for investor relations is (847) 289-1800, extension 4612.

b. Segment Reporting

We have a single operating segment under which we report that consists of selling various nut and nut related products through three distribution channels. See Part II, Item 8 — “Financial Statements and Supplementary Data” for our net sales, net income and total assets.

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

Our products are sold through the major distribution channels to significant buyers of nuts, including food retailers, commercial ingredient users, and contract packaging customers. Selling through multiple distribution channels allows us to generate multiple revenue opportunities for the nuts we process. For example, pecan halves could be sold to food retailers, and pecan pieces could be sold to commercial ingredient users. We process and sell all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds (our major nut types) in a wide variety of packaging, thus offering our customers a complete nut product offering.

(ii) Principal Products

Our principal products are raw and processed nuts. These products accounted for approximately 82%, 83% and 84% of our gross sales for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The nut product line includes almonds, pecans, peanuts, black walnuts, English walnuts, cashews, macadamia nuts, pistachios, pine nuts, Brazil nuts, and filberts. Our nut products are sold in numerous package styles and sizes and we offer our nut products in a variety of different styles and seasonings. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract packaging customers. We also sell certain of our products to foreign customers in the retail, contract packaging and commercial ingredient markets. For more information about our revenues in our various distribution channels, see Part II, Item 8 — “Financial Statements and Supplementary Data”.

We acquire a substantial portion of our peanuts, pecans and walnuts directly from domestic growers. We purchase the balance of our raw nuts from importers, trading companies and domestic processors.

We manufacture and market peanut butter in several sizes and varieties. We also market and distribute, and in many cases process and manufacture, a wide assortment of other food and snack products. These other products include snack mixes, salad toppings, snacks, snack bites, trail mixes, dried fruit and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients sold to retailers, wholesalers, and commercial ingredient customers; bulk food products sold to retail and commercial ingredient users; an assortment of sunflower kernels, pepitas, snack mixes, almond butter, cashew butter, candy and confections, corn snacks, sesame sticks and other sesame snack products sold to retail supermarkets, mass merchandisers and commercial ingredient users and a wide variety of toppings for ice cream and yogurt sold to commercial ingredient users.

(iii) Customers and Channels

We sell our products to approximately 500 customers through the consumer, commercial ingredient and contract packaging distribution channels. The consumer channel supplies nut-based products, including consumer-packaged and bulk products, to retailers including supermarket chains, wholesalers, supercenters, and other retail outlets, across the United States. We sell products through the consumer channel under our brand names, including the Fisher, Orchard Valley Harvest and Sunshine Country brands, as well as under our customers’ private brands. The commercial ingredient channel supplies nut-based products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream, and produces nut-based products that are customized to the specifications of chefs, national restaurant chains, food service distributors, fast food chains, institutions and hotel kitchens. We sell products through the commercial ingredient channel under our Fisher brand and our customers’ private brands. Our contract packaging channel produces and packages nut-based snacks for food manufacturers and marketers under their brand name.

We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 60% of net sales in fiscal 2017, 62% of net sales in fiscal 2016 and 61% of net sales in fiscal 2015. Net sales to Wal-Mart Stores, Inc. accounted for approximately 28% of our net sales for fiscal 2017, 26% of our net sales in fiscal 2016 and 24% of our net sales for fiscal 2015. Net sales to Target Corporation accounted for approximately 14% of our net sales for all periods presented. Net sales to PepsiCo Inc. accounted for approximately 10% of our net sales for fiscal 2017. Net sales to The WhiteWave Foods Company accounted for approximately 10% of our net sales for fiscal 2016. No other customer accounted for more than 10% of net sales for any period presented.

(iv) Sales and Distribution

We market our products through our own sales department and through a network of approximately 60 independent brokers and various independent distributors and suppliers.

We distribute products from each of our principal facilities. The majority of our products are shipped from our facilities by contract and common carriers.

We operate a retail store at our Elgin headquarters. This store sells Fisher snack and baking products, Orchard Valley Harvest products, bulk foods and other products produced by us and other vendors.

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

A significant portion of our branded marketing efforts are focused on consumer promotional campaigns that include advertisements (e.g., social media, magazine, newspaper, internet and television), product sampling and coupon offers. Our integrated marketing efforts for the Fisher brand include sponsorships of celebrity chefs and professional sports franchises. Additionally, shipper display units are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume. We work with third-party information agencies, such as Information Resources, Inc. (“IRi”), to monitor the effectiveness of our marketing and measure product growth, particularly in comparison to our competition and the product category.

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

(vi) Competition

Our nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, The Kraft Heinz Company (Planters brand), Treehouse Foods, Inc. and numerous regional snack food processors. We also compete with the Diamond and Emerald brands, among others. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, innovation, distribution model and the fact that we focus on nut and nut related products generally enable us to compete in each of these categories, but there can be no guarantee that our products will continue to be competitive with many of our larger competitors. See Part I, Item 1A — “Risk Factors”.

(vii) Raw Materials and Supplies

We purchase nuts from domestic and foreign sources. In fiscal 2017, all of our walnuts, almonds and peanuts were purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from Vietnam, India, Brazil and certain West African countries. For fiscal 2017, approximately 41% of the dollar value of our total nut purchases was from foreign sources.

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

We are generally vertically integrated with respect to pecans, peanuts and walnuts and, unlike our major consumer distribution channel competitors who purchase nuts on the open market, we purchase a substantial portion of our pecans, peanuts and walnuts directly from growers. However, there are risks associated with vertical integration, such as susceptibility to market price volatility for pecans, peanuts and walnuts. See Part I, Item 1A — “Risk Factors”.

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

We have historically purchased some of our packaging and labels from a related party. We purchase other inventory items such as roasting oils, seasonings, plastic jars, labels, stand-up bags, composite and clear-plastic cans and other packaging materials from other third parties. Material costs, including tree nuts, peanuts, other commodities and other inventory items represented approximately 83% of our total cost of sales for fiscal 2017.

(viii) Trademarks and Patents

We market our products primarily under name brands, including the Fisher, Orchard Valley Harvest and Sunshine Country brand names. Fisher, Orchard Valley Harvest and Sunshine Country are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other foreign jurisdictions. We do not own any trademarks for any private brands, which are owned by the respective private brand customer. Our trademarks are important as they provide our customers with information about the quality of our products. However, registration and use of our trademarks in foreign jurisdictions may be subject to certain risks in addition to other risks generally related to our intellectual property. See Part I, Item 1A — “Risk Factors”. We also own several patents of various durations. We expect to continue to renew for the foreseeable future those trademarks that are important to our business and expand registration of our trademarks into new jurisdictions. We intend to protect our intellectual property rights vigorously.

(ix) Employees

As of June 29, 2017, we had approximately 1,325 full-time employees, including approximately 240 corporate staff employees.

(x) Seasonality

Our business is seasonal. Demand for peanut and tree nut products is highest during the last four months of the calendar year. Peanuts, pecans and walnuts, three of our principal raw materials, are primarily purchased between September and February and are processed throughout the year until the following harvest. As a result of this seasonality, our personnel requirements rise during the last quarter of the calendar year. Our working capital requirements generally peak during the third quarter of our fiscal year.

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

We Cannot Control the Availability or Cost of Raw Materials and this May Have a Material Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition

The availability and cost of raw materials for the production of our products, including peanuts, pecans, almonds, cashews, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond our control, such as weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), changing climate patterns, plant diseases, foreign currency fluctuations, trade agreements and embargos, import/export controls, political change and unrest, changes in global customer demand, changes in government agricultural programs and purchasing behavior of certain countries, including China and India. Additionally, any determination by the USDA or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that any portion of the crop has been contaminated by aflatoxin or other agents, or any future product recalls for other reasons could reduce the supply of edible nuts and other raw materials used in our products and could cause our costs to increase significantly.

Because these raw materials are commodities, their prices are set by the market and can therefore fluctuate quickly and dramatically due to varied events, such as those described above. Furthermore, we are not able to hedge against changes in nut commodity prices because no appropriate futures, derivative or other risk-sharing market for these commodities exists. Consequently, in order to achieve or maintain profitability levels, we attempt to increase the prices of our products to reflect the increase in the costs of the raw materials that we use and sell. However, we may not be successful in passing along partial or full price increases to our customers, if at all. In addition, even if we are successful in passing across partial or full price increases, we may not be able to do so in a timely fashion. Our ability to raise prices and the timing of any price increases is often dependent upon the actions of our competitors, some of whom are significantly larger and more diversified than we are or own farms which produce the raw materials. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for, and sales of, our products as customers reduce purchases or buy lower priced products. Alternatively, if the prices of any raw materials significantly decrease and we have inventories of such materials on hand, we may be unable to reduce product prices without impacting our gross margin. Any competitors who purchase such material on the open market or own the farms which produce the raw materials may be able to reduce prices in a more timely manner and we could lose market share to such competitors. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.

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

Significant Private Brand Competitive Activity Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Some customer buying decisions, including some of our largest customers, are based upon a periodic bidding process in which the single, successful bidder is assured the selling of the selected product to the food retailer, supercenter or mass merchandiser until the next bidding process to the exclusion of other bidders. Our sales volume may decrease significantly if our bids are too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our bids are successful but below our desired price points. In addition, margins could be further reduced if commodity prices subsequently rise and customers are unwilling or unable to accept price increases. Should any of our significant customers elect to introduce or expand their private brand programs and we do not participate in such programs or the programs directly compete against our branded products, our sales volume could be negatively impacted. Any of these outcomes may materially and adversely affect our financial condition and results of operations.

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

Changing Consumer Preferences and Demand Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Our financial performance depends in part on our ability to anticipate and offer products to our customers that appeal to their preferences. Consumer preferences, whether for branded products or private brand products or how consumers purchase such products, can quickly change based on a number of factors beyond our control. If we fail to anticipate, identify or react quickly to these changes and are unable to develop and market new and improved products to meet consumer preferences, demand for our products could suffer. In addition, demand for our products could be affected by consumer concerns regarding the health effects of nutrients or ingredients in any of our products. The development and introduction of new products requires substantial research and development, testing and marketing expenditures, which we may be unable to fully recover if the new products do not achieve the necessary commercial success. New product introduction also results in increased costs, including from the use of new manufacturing techniques, capital expenditures, new raw materials and ingredients, and additional marketing and trade spending. Consumers are also purchasing food products outside traditional retail supermarkets, including via the Internet. If we are unable to provide our customers with our products outside traditional retail supermarkets, demand for our products could suffer. Reduction in demand as a result of changing consumer preferences or inability to provide consumers with products they demand could materially and adversely affect our financial condition and results of operations.

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

We Sometimes Enter Into Fixed Price Commitments without First Knowing Our Acquisition Costs, Which Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

We enter into fixed price commitments with a portion of our commercial ingredient sales customers and certain other customers. The commitments are for a fixed period of time, typically three months to twelve months, but may be extended if remaining balances exist. Such commitments with a term of six months or more represented approximately 9% of our annual net sales in fiscal 2017. Sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and our fixed prices are not properly aligned with our acquisition costs, then these fixed price commitments may result in reduced or negative gross profit margins which could have a material adverse effect on our financial condition and results of operations.

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

We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations

We operate in a highly competitive environment. The principal areas of competition are, among others, brand recognition, taste, flavor, quality, price, advertising, promotion, convenience and service. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as The Kraft Heinz Company (Planters brand) and Treehouse Foods, Inc. Most of our competitors that sell and market the other top branded snack nut products have committed more financial, marketing and other resources to such brands when compared to the resources spent by us on our brands. Additionally, many retail customers have continued to emphasize their own private label offerings as a key part of their strategy and may develop or expand their own private label nut and nut product offerings, to the exclusion of our branded products. Many of our competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing inshell pecans, peanuts and walnuts directly from growers at fixed prices that later, due to altered market conditions, may prove to be above prevailing market prices. We also compete with other shellers in the commercial ingredient market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively and spend on marketing, advertising, new product innovation and shelf placement and slotting fees, which may cause a decline in gross profit margin if we are unable to increase sales volume as well as reduce our costs, which could materially and adversely affect our financial condition and results of operations.

We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations

We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 60%, 62% and 61% of net sales in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. There can be no assurance that all significant customers will continue to purchase our products in the same quantities, same product mix or on the same terms as in the past, particularly as increasingly powerful retailers may demand lower pricing, different packaging, larger marketing support, payments for retail space, establish private brands or request other terms of sale which negatively impact our profitability. A loss of one of our largest customers, a material decrease in purchases by one of our largest customers, the inability to collect a receivable from or a significant business interruption at one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.

We are Subject to Customer Pricing Pressures and Retail Consolidation Trends Which Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the retail grocery trade continues to consolidate and our retail customers grow larger, become more sophisticated and obtain more purchasing power, our retail customers are demanding lower pricing, especially private brand customers, and increased free or discounted promotional programs. Further, these retail customers may begin to place a greater emphasis on the lowest-cost supplier in making purchasing decisions, especially during periods of increased or variable raw material acquisition costs. An increased focus on the lowest-cost supplier could reduce the benefits of some of our competitive advantages, which include a focus on customer service, innovation, production capacity, category management and quality. As the retail environment consolidates, many customers are reducing inventories or focusing on a limited number of brands (often the number one or number two brand by market share) in making purchasing decisions. In addition, certain customers in the retail channel, such as dollar stores and other discount sellers, have become increasingly sophisticated and may demand similar pricing to retail grocery customers. As part of the retail consolidation trend, diversified companies with substantial Internet presences have increased their food offerings or purchased retail supermarkets to expand their grocery business, particularly as such companies focus on food delivery direct to consumers. Such companies have substantial pricing power and may focus on their products to the exclusion of our products. If we fail to respond to these trends, our sales volume growth could suffer, and it may become necessary to lower our prices and increase promotional support of our products, any of which would materially and adversely affect our gross profit and gross profit margin and could materially and adversely affect our financial condition and results of operations.

Food Safety, Allergy and Product Contamination Concerns Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

If consumers in our principal markets lose confidence in the health or safety of nut products, particularly with respect to peanut and tree nut allergies, food borne illnesses or other food safety matters, this could materially and adversely affect our financial condition and results of operations. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of our nut products, including consumption of other companies’ products containing our products as an ingredient. Notwithstanding our existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our other products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters, including food borne illnesses, may discourage consumers from buying our products, cause production and delivery disruptions, or result in product recalls. Product safety issues (i) concerning products not manufactured, distributed or sold by us and (ii) concerning products we manufacture, distribute and sell, may materially and adversely affect demand for products in the nut industry as a whole, including products without actual safety problems. Decreases in demand for products in the industry generally could have a material adverse effect on our financial condition and results of operations. In addition, the cooling system at our Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at our Elgin, Illinois facility could be destroyed which could have a material adverse effect on our financial condition and results of operations.

The Risk Assessment Conducted by the U.S. Food and Drug Administration on the Risks of Tree Nuts May Have a Material Adverse Effect on Our Financial Condition, Results of Operations and Cash Flows

The U.S. Food and Drug Administration (“FDA”) is assessing the risks of Salmonella contamination associated with tree nuts. This assessment, which includes randomly sampling tree nuts in the marketplace, has resulted in product recalls in the nut industry. The results and impact of this risk assessment and recalls based on sampling could also lead to increased industry-specific regulation and/or additional risk-based preventive controls which may result in increased compliance costs, capital expenditures to meet FDA-imposed requirements and reputation risks to our branded and private brand products. Recalls or significant expenditures to satisfy FDA requirements could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are Dependent on Certain Key Personnel and the Loss of Any of Their Services Could Have a Material Adverse Effect on Our Results of Operations

Our future success will be largely dependent on the personal efforts of our senior operating management team, including Jeffrey T. Sanfilippo, Chief Executive Officer, Michael J. Valentine, Chief Financial Officer, Group President and Secretary, James A. Valentine, Chief Information Officer and Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary. We believe that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to our growth and success. Although some of our officers own significant amounts of our Class A Stock, these individuals have not entered into any employment or non-compete agreement with us, nor do we have key officer insurance coverage policies in effect. The departure of any of these individuals could have a material adverse effect on our business and prospects and that in turn would have a material adverse effect on our results of operations. Our success is also dependent upon our ability to attract and retain additional qualified personnel, and there can be no assurance that we will be able to do so.

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

Operational, Legal, Economic, Political and Social Risks of Doing Business in Emerging Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations

Approximately 41% of the dollar value of our total nut purchases for fiscal 2017 were made from foreign countries. We purchase our cashews from Vietnam, India, Brazil and certain West African countries and some of our pecans from Mexico. To this extent, we are exposed to various risks inherent in emerging markets, including increased governmental ownership and regulation of the economy, greater likelihood of inflation and adverse economic conditions, governmental attempts to control inflation, such as setting interest rates and maintaining wage and price controls, supply reduction into the United States from increased demand in foreign countries, international competition, compliance with, and subjection to, foreign laws, including our ability to protect our intellectual property, such as our brands, compliance with U.S. laws and regulations related to conduct in foreign countries, such as the Foreign Corrupt Practices Act, currency exchange rates, potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse, tariffs, quotas, duties, import and export restrictions and other barriers to trade that may reduce our profitability or sales and civil unrest, armed hostilities and significant political instability.

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

The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations

We acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The majority of bulk-stored nut inventories at June 29, 2017 will be processed during the first quarter of fiscal 2018 and any adjustment to our bulk stored nut inventory quantity will be recorded at that time. There can be no assurance that any bulk stored nut inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.

Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company and Members of The Sanfilippo Group Have Pledged a Substantial Amount of their Class A Stock, Which May Make a Takeover or Change in Control More or Less Difficult and Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As of August 23, 2017, Jasper B. Sanfilippo Sr., Marian Sanfilippo, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 51.0% voting interest in the Company. As of August 23, 2017, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or control Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 24.0% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group as holders of the Class A Stock are entitled to elect six Class A Directors which represents 67% of our entire Board of Directors. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause dividends, or a change in control or sale of the Company, which may or may not be in the best interests of other stockholders, and can take other actions that may be less favorable to other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

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

Litigation Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We have been the subject of litigation and investigations in the past, and we may become the subject of litigation and investigations in the future, which may include lawsuits or claims related to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, wage and hour matters, environmental matters or other aspects of our business. Plaintiffs or regulatory bodies could seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to lawsuits and investigations is difficult to accurately estimate. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation and investigations may be expensive to defend and may divert time, money and management attention away from our operations and negatively impact our financial performance. We maintain insurance in amounts we believe to be adequate based on our business operations. However, we may incur claims or liabilities for which we are not insured, that exceed the amount of our insurance coverage or that our insurers may raise various objections and exceptions to coverage. A judgment or settlement for significant monetary damages or requiring other significant changes to our business or assets could materially and adversely affect our financial condition and results of operations. Any adverse publicity resulting from allegations or investigations may also adversely affect our reputation and the reputation of our products, which in turn could materially and adversely affect our financial condition and results of operations.

Technology Disruptions, Failures or Breaches Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We depend on information technology to maintain and streamline our operations, including, among other things, (i) interfacing with our locations, customers and suppliers, (ii) complying with financial reporting, legal and tax regulatory requirements, (iii) maintaining logistics, inventory control and monitoring systems and (iv) providing us with real-time feedback about our business. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, outages during replacement or upgrades, computer viruses, hardware failures, power outages, hackers, ransomware attacks, cyber risks and other security issues. We have technology security initiatives, cyber insurance and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, particularly as the global dependence on technology increases. In addition, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers, consumers, or suppliers.

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

Unsuccessful Implementation of Our Strategic Plan Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We developed a strategic plan (the “Strategic Plan”), most recently updated in fiscal 2016, to help us achieve long-term profitable growth. As part of this Strategic Plan, we have taken a number of actions including, among other things, promotion of our branded and snack nut products, expanding distribution in traditional retail channels and alternative channels and other strategies related to increasing sales of non-branded business at existing key customers. We are taking these actions in order to increase sales in all of our distribution channels. There are no assurances that we will be successful in achieving any portion of our Strategic Plan, or any other efficiency measures.

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

Increases in Labor Costs or Work Stoppages or Strikes Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the number of our employees has grown, personnel costs, including the costs of medical and other employee health and welfare benefits, have increased. These costs can vary substantially as a result of an increase in the number, mix and experience of our employees and changes in health care and other employment-related laws. There are no assurances that we will succeed in reducing future increases in such costs, particularly if government regulations require us to change our health and welfare benefits, government regulations impose additional monitoring and compliance expenses or we need to attract and retain additional qualified personnel. Our inability to control such costs could materially and adversely affect our financial condition and results of operations.

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

We Cannot Guarantee the Timing, Amount or Payment of Dividends

Although the Board of Directors has adopted a dividend policy under which the Company intends to pay an annual cash dividend on its Common Stock and Class A Stock, whether any such subsequent dividend (or any special dividend) is declared and the timing and amount thereof is subject to the discretion of the Board of Directors. Decisions of the Board of Directors in respect of dividends will be based on a variety of factors, including the cash flows, earnings and financial position of the Company as well as the borrowing availability and other restrictions under our Credit Facility. The Board of Directors is not required to declare dividends and the number and amount of dividends is restricted under our Credit Facility and could be restricted under future financing or other arrangements. The Board of Directors will also regularly review and may modify or terminate our dividend policy. Accordingly, we cannot provide any assurances that our Company will pay annual or special cash dividends in the future, and if so, the amount or timing thereof. Any reduction in or elimination of our dividend policy or dividend payments could have a negative effect on the price of our Common Stock.

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

a. Principal Facilities

The following table provides certain information regarding our principal facilities:

Location	Square Footage	Type of Interest	Description of Principal Use	Date Company Constructed, Acquired or First Occupied
Bainbridge, Georgia	300,000	Owned and Leased	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987

Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1994

Selma, Texas(1)	300,000	Leased	Pecan shelling, processing, bulk packaging, warehousing and distribution	1992

Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993

Elgin, Illinois(2) (Elgin Office Building)	400,000	Owned	Rental property	2005

Elgin, Illinois (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

(1)	The sale and lease back of the Selma properties to related party partnerships was consummated in fiscal 2007. See Note 5- “Long-Term Debt” to the Consolidated Financial Statements.
(2)	The Elgin Office Building (part of the Elgin Site) was acquired in April 2005. Approximately 30% of the Elgin Office Building is currently being leased to unrelated third parties. The remaining portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will likely be necessary to lease all of the remaining space.

b. Manufacturing Capability, Utilization, Technology and Engineering

Our principal production facilities are equipped with modern processing and packaging machinery and equipment.

The Elgin Site was designed to our specifications with what we believe to be state-of-the-art equipment. The layout is designed to efficiently move products from raw storage to processing to packaging to distribution. The Elgin Site was designed to minimize the risk of cross contamination between tree nuts and peanuts. As currently configured, the Elgin Site can accommodate an increase in production capacity of 20% to 35% of our current capacity.

The Selma facility contains our automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. During fiscal 2017, we processed approximately 32 million inshell pounds of pecans at the Selma facility.

The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2017, the Bainbridge facility shelled approximately 86 million inshell pounds of peanuts.

The Garysburg facility has the capacity to process approximately 60 million inshell pounds of farmer stock peanuts annually. During fiscal 2017, the Garysburg facility processed approximately 16 million inshell pounds of peanuts.

The Gustine facility is used for walnut shelling, processing, packaging, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. During fiscal 2017, the Gustine facility shelled approximately 39 million inshell pounds of walnuts.

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

We are subject to a class-action complaint for an employment related matter. Mediation for this matter occurred in June 2017, which for the first time we were provided with an initial monetary demand. In August 2017, we agreed in principle to a $1.2 million settlement for which we are fully reserved at June 29, 2017. The non-monetary components of the settlement are still being finalized.

For a discussion of our class-action complaint and legal proceedings, investigations, settlements and other contingencies, see Note 7 - “Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 4 — Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on November 2, 2017. Below are our executive officers as of August 23, 2017:

Jeffrey T. Sanfilippo, Chief Executive Officer, age 54 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999.

Michael J. Valentine, Chief Financial Officer, Group President and Secretary, age 58 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. He has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include peanut, almond, imported nut, packaging and other ingredient procurement and our contract packaging business.

Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary, age 49 — Mr. Sanfilippo has been employed by us since 1991. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our plant operations, research and development, and product innovation.

James A. Valentine, Chief Information Officer, age 53 — Mr. Valentine has been employed by us since 1986 and in November 2006 was named our Chief Information Officer. He served as our Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000. Mr. Valentine is responsible for overseeing our information technology functions and managing cyber risks.

Thomas J. Fordonski, Senior Vice President, Human Resources, age 64 — Mr. Fordonski joined us in August 2007 as Vice President of Human Resources and was promoted to Senior Vice President of Human Resources in January 2010. Previously, he was Director of Human Resources for Continental AG, a German-based global manufacturer of electronic automotive equipment. Prior to that, Mr. Fordonski was at Motorola, Incorporated for 25 years, with his career culminating as the Director of Human Resources for the global supply chain in the messaging and cellular communications business. He is responsible for leading our human resources activities and functions.

Frank S. Pellegrino, Senior Vice President, Finance, Corporate Controller and Treasurer, age 43 — Mr. Pellegrino joined us in January 2007 as Director of Accounting and was appointed Corporate Controller in September 2007. In January 2009, he was named Vice President Finance and Corporate Controller. In August 2012, he was promoted to Senior Vice President, Finance. In August 2016, he was appointed Treasurer. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor, from June 2003 to January 2007. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP, where he was employed from 1996 to 2003. Mr. Pellegrino is responsible for our accounting and finance functions.

Christopher Gardier, Senior Vice President, Consumer Sales, age 57 — Mr. Gardier joined us in May 2010 as Vice President, Consumer Sales. In August 2012, Mr. Gardier was promoted to Senior Vice President, Consumer Sales. Previously, Mr. Gardier was the Vice President Sales for the Snacks Division at The Hain Celestial Group, where he led a national sales team of eight regional managers selling natural and organic salty snack brands. Prior to that, Mr. Gardier was a Customer Vice President, Central Region at Pepperidge Farm for six years, where he led a team of independent biscuit and bakery distributors covering 13 Midwestern states. Prior to that, Mr. Gardier was a Director of National Accounts at Frito Lay for almost five years, where he led a sales and operations team responsible for the mass merchandising channel. Mr. Gardier is responsible for leading our Consumer Sales efforts, including our Fisher and Orchard Valley Harvest brands.

Howard Brandeisky, Senior Vice President, Global Marketing and Customer Solutions, age 56 — Mr. Brandeisky joined us in April 2010 as Vice President, Marketing & Innovation. His role was expanded to include Customer Solutions in March 2011. In October 2013, he was promoted to Senior Vice President, Global Marketing and Customer Solutions. Previously, he was an independent consultant in the food industry for a year. Prior to that, Mr. Brandeisky was at Kraft Foods, Inc. for 24 years, with his career culminating as a Vice President of Marketing. He is responsible for leading the marketing, consumer insights, creative services, and customer solutions activities and functions.

Stephen C. Chester, Senior Vice President, Commercial Ingredients, age 57 — Mr. Chester joined us in June 2013 as Vice President of Commercial Ingredients and was promoted to Senior Vice President of Commercial Ingredients in August 2016. Previously he was Vice President of Marketing and R&D for Ventura Foods, a $2 billion food manufacturer selling to consumer, foodservice, and industrial channels. Prior to that, Mr. Chester has worked for other large consumer-focused food companies such a Frito Lay and Best Foods as well as mid-sized B-to-B focused food companies. He has functional experience in sales, marketing, R&D, and general management. Mr. Chester is also a U.S. Navy veteran. He is responsible for leading our Commercial Ingredients business which includes foodservice and industrial channels.

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

Timothy R. Donovan, a director of the Company, is (i) a nephew by marriage of Mathias A. Valentine and (ii) the first cousin by marriage of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo, James J. Sanfilippo, Michael J. Valentine and James A. Valentine.

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

	Price Range of Common Stock
Year Ended June 29, 2017	High	Low
4th Quarter	$74.69	$59.16
3rd Quarter	$72.98	$56.95
2nd Quarter	$72.24	$46.34
1st Quarter	$54.18	$40.75

	Price Range of Common Stock
Year Ended June 30, 2016	High	Low
4th Quarter	$72.84	$41.61
3rd Quarter	$72.55	$47.85
2nd Quarter	$66.29	$48.79
1st Quarter	$57.23	$34.57

The graph below compares our cumulative five-year total stockholder return on our Common Stock with the cumulative total returns of the Russell 2000 Consumer Staples Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock, in each index (with the reinvestment of all dividends) from June 29, 2012 to June 29, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among John B. Sanfilippo & Son, Inc., the Russell 2000 Index,

and the Russell 2000 Consumer Staples Index

*	$100 invested on June 29, 2012 in stock or index, including reinvestment of dividends.

Indexes calculated on month-end basis.

The information contained in the preceding performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference in such filing.

As of August 11, 2017 there were 44 holders and 17 holders of record of our Common Stock and Class A Stock, respectively.

Under our Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on our common equity. Our current financing agreements, as amended on July 7, 2017, allow us to make up to four cash dividends or distributions of our stock in any fiscal year in an amount not to exceed $60 million in the aggregate per fiscal year. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Arrangements.”

On November 1, 2016 our Board of Directors declared a cash dividend of $2.50 that was paid to holders of Common Stock and Class A Stock on December 13, 2016. On July 7, 2016 our Board of Directors declared a cash dividend of $2.50 that was paid to holders of Common Stock and Class A Stock on August 4, 2016. On October 27, 2015 our Board of Directors declared a cash dividend of $2.00 that was paid to holders of Common Stock and Class A Stock on December 11, 2015.

On January 31, 2017, our Board of Directors adopted a dividend policy under which it intends to pay an annual cash dividend on our Common Stock and Class A Stock. The Board of Directors contemplated that the annual dividend would be declared around the conclusion of the Company’s fiscal year and paid in the first quarter of each fiscal year. One of the key factors that will be taken into account in determining the annual dividend amount (and whether any such dividend will be paid) will be the liquidity position of the Company, in particular the borrowing availability under our Credit Facility.

The Board of Directors will review the dividend policy regularly and any future annual or special dividends (whether such are paid and, if so, the amount and timing of payment) will be at the discretion of the Board of Directors, after taking into account a variety of factors, including cash flows, borrowing availability under our Credit Facility, and earnings and financial position of the Company. There can be no assurance that dividends will be declared or paid in the future. Pursuant to our Restated Certificate of Incorporation, any dividends paid on our Common Stock must be equivalent to the dividends paid on our Class A Stock.

Pursuant to the dividend policy, the Board of Directors declared an annual dividend of $0.50 per share that was paid to holders of our Common Stock and Class A Stock on August 15, 2017. In addition, the Board of Directors declared a special dividend of $2.00 per share that was paid to holders of our Common Stock and Class A Stock on August 15, 2017.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings or spouses of Jasper B. Sanfilippo, Sr. (our former chairman of the board) or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Sr., Mathias A. Valentine or such siblings (other than those who are our executive officers, directors or who have formed a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with either Jasper B. Sanfilippo, Sr. or Mathias A. Valentine) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2017 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans

The following table sets forth information as of June 29, 2017, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by stockholders — stock options	2,000	$10.24	820,539
Equity compensation plans approved by stockholders — restricted stock units	201,858	—	820,539
Equity compensation plans not approved by stockholders	—	—	—

Item 6 — Selected Financial Data

The following historical consolidated financial data as of and for the years ended June 29, 2017, June 30, 2016, June 25, 2015, June 26, 2014 and June 27, 2013 was derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations. The fiscal year ended June 30, 2016 contained an extra week compared to the other fiscal years presented.

Consolidated Statement of Comprehensive Income Data: (dollars in thousands, except per share data)

	Year Ended
	June 29, 2017	June 30, 2016	June 25, 2015	June 26, 2014	June 27, 2013
Net sales	$846,635	$952,059	$887,245	$778,622	$734,334
Cost of sales	704,712	814,591	755,189	655,757	614,372

Gross profit	141,923	137,468	132,056	122,865	119,962
Selling and administrative expenses	83,579	86,156	80,177	77,510	78,343
Gain on sale of assets held for sale, net	—	—	—	(1,641)	—

Income from operations	58,344	51,312	51,879	46,996	41,619
Interest expense	2,910	3,492	3,966	4,354	4,754
Rental and miscellaneous expense, net	1,296	1,358	3,049	2,810	1,569

Income before income taxes	54,138	46,462	44,864	39,832	35,296
Income tax expense	18,013	16,067	15,559	13,545	13,536

Net income	$36,125	$30,395	$29,305	$26,287	$21,760

Basic earnings per common share	$3.19	$2.71	$2.63	$2.38	$2.00
Diluted earnings per common share	$3.17	$2.68	$2.61	$2.36	$1.98
Cash dividends declared per share	$5.00	$2.00	$1.50	$1.50	$1.00

Consolidated Balance Sheet Data: (dollars in thousands)

	June 29, 2017	June 30, 2016	June 25, 2015	June 26, 2014	June 27, 2013
Working capital (1)	$143,504	$158,979	$150,280	$137,228	$115,087
Total assets (1)	398,059	391,162	431,616	394,207	374,245
Long-term debt, less current maturities (1)	25,211	28,704	32,046	35,347	33,261
Total debt (1)	58,085	44,130	96,500	79,153	73,723
Stockholders’ equity	235,468	251,193	241,278	226,827	215,304

(1)	Effective the first quarter of fiscal 2017 we adopted ASU No. 2015-03 which changes the presentation of debt issuance costs. Prior periods have been adjusted for this new accounting standard.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the fiscal year ended June 30, 2016 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2018 are to the fiscal year ending June 28, 2018.

•	References herein to fiscal 2017, fiscal 2016 and fiscal 2015 are to the fiscal years ended June 29, 2017, June 30, 2016 and June 25, 2015, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” refer collectively to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary JBSS Ventures, LLC. Our Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. We distribute our products in the consumer, commercial ingredients and contract packaging distribution channels.

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

In the third quarter of fiscal 2017, our Board of Directors adopted a dividend policy under which it intends to pay an annual cash dividend on our Common Stock and Class A Stock of at least $0.50 per share. It is contemplated that this annual dividend would be declared around the conclusion of the Company’s fiscal year and paid in the first quarter of each fiscal year. One of the key factors that will be considered in determining the annual dividend amount (and whether any such dividend will be paid) will be the liquidity position of the Company, in particular the borrowing availability under our Credit Facility. The Board of Directors paid an annual dividend of $0.50 per share and a special dividend of $2.00 per share in August 2017.

We face a number of challenges in the future which include, among others, volatile commodity costs for certain tree nuts, especially cashews, and intensified competition for market share from both private brand and name brand nut products. Acquisition costs for almonds declined significantly during the second half of fiscal 2016, which has resulted in lower selling prices for products that contain almonds. Since sales of almonds comprise a significant percentage of our total net sales, we anticipate that lower selling prices will continue to result in a significant reduction in net sales in future comparisons until the impact of lower retail prices ultimately drives increased sales volume for almonds.

We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our Elgin Site. We expect to maintain our recent level of promotional and advertising activity for our Orchard Valley Harvest and Fisher brands. We continue to see domestic sales and volume growth in our Orchard Valley Harvest brand and expect to continue to focus on this portion of our branded business. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part I, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

Annual Highlights

•	Our net sales for fiscal 2017 decreased by $105.4 million, or 11.1%, to $846.6 million compared to fiscal 2016.

•	Gross profit increased by $4.5 million, and our gross profit margin, as a percentage of net sales, increased to 16.8% in fiscal 2017 from 14.4% in fiscal 2016.

•	Total operating expenses for fiscal 2017 decreased by $2.6 million; however, our operating expenses, as a percentage of net sales, were 9.9% compared to 9.0% of net sales in fiscal 2016.

•	Diluted earnings per share increased approximately 18.3% compared to last fiscal year.

•	Our strong financial position allowed us to pay two special cash dividends with a combined total of $56.5 million.

•	The total value of inventories on hand at the end of fiscal 2017 increased by $25.8 million, or 16.5%, in comparison to the total value of inventories on hand at the end of fiscal 2016.

We have seen a significant increase in acquisition cost for pecans in the 2016 crop year (which falls into our 2017 fiscal year), as well as an increase in cashew acquisition costs. Conversely, we have seen acquisition costs for domestic tree nuts such as almonds decrease in the 2016 crop year. While we completed our procurement of the current year crop of inshell walnuts during the second quarter of fiscal 2017, the total payments to our walnut growers were not determined until the third quarter of fiscal 2017, which is typical. The final prices paid to the walnut growers were based upon prevailing market prices and other factors, such as crop size and export demand. At June 29, 2017 there are no amounts due to walnut growers.

Results of Operations

The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2017 to fiscal 2016 and from fiscal 2016 to fiscal 2015.

	Percentage of Net Sales			Percentage Change
	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2017 vs. 2016	Fiscal 2016 vs. 2015
Net sales	100.0%	100.0%	100.0%	(11.1)%	7.3%
Gross profit	16.8	14.4	14.9	3.2	4.1
Selling expenses	5.9	5.3	5.6	(3.4)	3.0
Administrative expenses	4.0	3.7	3.4	(2.4)	14.8

Fiscal 2017 Compared to Fiscal 2016

Net Sales

Our net sales decreased 11.1% to $846.6 million for fiscal 2017 from $952.1 million for fiscal 2016. Sales volume (measured as pounds sold to customers) decreased by 3.7% for fiscal 2017 in comparison to sales volume for fiscal 2016. The decrease in net sales was primarily due to a 7.6% decrease in the weighted average sales price per pound, which primarily occurred as a result of lower selling prices for almonds and walnuts.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2017	Fiscal 2016
Peanuts	15.7%	13.9%
Pecans	16.2	13.1
Cashews & Mixed Nuts	24.3	23.3
Walnuts	8.4	9.4
Almonds	16.3	23.0
Trail & Snack Mixes	13.9	12.4
Other	5.2	4.9

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2017	Fiscal 2016 (2)	Change	Percent Change
Consumer (1)	$530,366	$566,793	$(36,427)	(6.4)%
Commercial Ingredients	164,732	244,240	(79,508)	(32.6)
Contract Packaging	151,537	141,026	10,511	7.5

Total	$846,635	$952,059	$(105,424)	(11.1)%

(1)	Sales of branded products were approximately 38% and 36% of total consumer channel sales during fiscal 2017 and 2016, respectively. Fisher branded products were approximately 85% and 87% of branded sales during fiscal 2017 and 2016 respectively, with branded produce products accounting for the remaining branded product sales.
(2)	Fiscal 2016 information has been revised to conform with the current year presentation. In fiscal 2017, we consolidated our bulk export business into our commercial ingredients channel and the remaining portion of our export business into our other sales channels.

Net sales in the consumer distribution channel decreased by 6.4% in dollars, however, sales volume increased by 1.1% in fiscal 2017 compared to fiscal 2016. The decrease in net sales was primarily due to a 7.4% decrease in the weighted average sales price per pound, which primarily occurred as a result of lower selling prices for almonds and walnuts. IRi market data from June 2017 indicates that Fisher recipe nuts continue to be the branded market share leader in the overall recipe nut category. Fisher recipe nut sales volume increased 9.8% from fiscal 2016, primarily due to distribution gains with new customers, the introduction of larger package sizes for walnuts, and increased promotional activity. Partially offsetting the sales volume increase noted above, sales volume for Fisher snack nuts decreased 4.3%, primarily as a result of decreased promotional activity. An increase in the combined sales volume of 23.1% of Orchard Valley Harvest and Sunshine Country produce products, due to increased merchandising activity, also contributed to the sales volume increase. Private brand sales volume for fiscal 2017 was relatively unchanged compared to fiscal 2016.

Net sales in the commercial ingredients distribution channel decreased by 32.6% in dollars and 23.4% in sales volume compared to fiscal 2016. The sales volume decrease was primarily due to the loss of a bulk almond butter customer in the second quarter this year combined with decreased sales of bulk inshell walnuts due to lower walnut inventory quantities.

Net sales in the contract packaging distribution channel increased by 7.5% in dollars and 9.2% in sales volume in fiscal 2017 compared to fiscal 2016. The sales volume increase was primarily due to distribution gains and product line expansions implemented by several of our existing customers in this channel.

Gross Profit

Gross profit increased 3.2% to $141.9 million in fiscal 2017 from $137.5 million in fiscal 2016. Our gross profit margin, as a percentage of sales, increased to 16.8% for fiscal 2017 from 14.4% for fiscal 2016.

The increases in gross profit and gross profit margin were mainly attributable to lower acquisition costs for almonds and improved alignment of selling prices and acquisition costs for pecans and walnuts.

Operating Expenses

Total operating expenses for fiscal 2017 decreased by $2.6 million to $83.6 million. Operating expenses as a percent of net sales was 9.9% for fiscal 2017 and 9.0% for fiscal 2016. Operating expenses as a percent of net sales increased in fiscal 2017 as a result of a lower net sales base.

Selling expenses for fiscal 2017 were $49.4 million, a decrease of $1.7 million, or 3.4%, over the amount recorded for fiscal 2016. The decrease was driven primarily by a $1.5 million decrease in sampling and advertising expense, a $1.0 million decrease in sales commissions expense, and a $0.9 million decrease in compensation-related expenses. Partially offsetting the above was a $1.4 million increase in shipping expense due to an increase in delivered sales pounds.

Administrative expenses for fiscal 2017 were $34.2 million, a decrease of $0.9 million, or 2.4%, from the amount recorded for fiscal 2016 due primarily to a $1.4 million decrease in compensation-related expenses and a $0.5 million decrease in bad debt and miscellaneous expense, which were partially offset by a $0.8 million increase in net litigation settlements.

Income from Operations

Due to the factors discussed above, our income from our operations was $58.3 million, or 6.9% of net sales, for fiscal 2017, compared to $51.3 million, or 5.4% of net sales, for fiscal 2016.

Interest Expense

Interest expense was $2.9 million for fiscal 2017 compared to $3.5 million for fiscal 2016. The decrease in interest expense was due primarily to lower debt levels during the first half of the 2017 fiscal year.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $1.3 million for fiscal 2017 compared to $1.4 million for fiscal 2016.

Income Tax Expense

Income tax expense was $18.0 million, or 33.3% of income before income taxes (the “Effective Tax Rate”), for fiscal 2017 compared to $16.1 million, or 34.6% of income before income taxes, for fiscal 2016. The Effective Tax Rate was favorably impacted by approximately $0.9 million of excess tax benefits that reduced the Effective Tax Rate by 180 basis points. Prior to the adoption of ASU 2016-09, which occurred in the first quarter of fiscal 2017, excess tax benefits were recorded in Capital in excess of par value on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity.

Net Income

Net income was $36.1 million, or $3.19 basic and $3.17 diluted per common share, for fiscal 2017, compared to $30.4 million, or $2.71 basic and $2.68 diluted per common share, for fiscal 2016, due to the factors discussed above.

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

Product Type	Fiscal 2016	Fiscal 2015
Peanuts	13.9%	13.7%
Pecans	13.1	12.7
Cashews & Mixed Nuts	23.3	22.0
Walnuts	9.4	11.0
Almonds	23.0	23.4
Trail & Snack Mixes	12.4	12.0
Other	4.9	5.2

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2016	Fiscal 2015	Change	Percent Change
Consumer (1)	$561,191	$529,076	$32,115	6.1%
Commercial Ingredients	222,535	207,370	15,165	7.3
Contract Packaging	137,053	114,799	22,254	19.4
Export (2)	31,280	36,000	(4,720)	(13.1)

Total	$952,059	$887,245	$64,814	7.3%

(1)	Sales of branded products were approximately 35% and 32% of total consumer channel sales during fiscal 2016 and 2015, respectively. Fisher branded products were approximately 87% and 90% of branded sales during fiscal 2016 and 2015 respectively, with branded produce products accounting for the remaining branded product sales.

(2)	Export sales consist primarily of bulk products and consumer branded and private brand products. Consumer branded and private brand products accounted for approximately 60% and 65% of total sales in the export channel during fiscal 2016 and fiscal 2015, respectively. In fiscal 2017 we consolidated our bulk export business into our commercial ingredients channel and the remaining portion of our export consumer products business into our other sales channels.

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

Net sales in the commercial ingredients distribution channel increased by 7.3% in dollars and 6.9% in sales volume compared to fiscal 2015. The sales volume increase was primarily due to an increase in sales of peanuts to peanut oil stock crushers and to other peanut shellers and increased sales of cashew products to an existing customer. In August 2016, we were notified by a significant customer in the commercial ingredients sales channel of its intent to move some or all of its almond butter requirements to a vertically integrated almond butter supplier during our second quarter of fiscal 2017. Almond butter sales to this customer in fiscal 2016 were approximately $90.0 million while the gross profit margin on this business was substantially lower than our total gross profit margin for fiscal 2016. Although demand for almond butter has increased considerably in recent years, net sales in our commercial ingredients sales channel in fiscal 2017 will likely decline if this lost sales volume cannot be replaced through organic growth or expansion of products at existing customers.

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

Administrative expenses for fiscal 2016 were $35.0 million, an increase of $4.5 million, or 14.8%, from the amount recorded for fiscal 2015 due primarily to a $3.3 million combined increase in both incentive and ordinary compensation-related expenses.

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

Liquidity and Capital Resources

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended most recently in July 2017 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to consummate business acquisitions, devote more funds to promote our branded products (especially our Fisher and Orchard Valley Harvest brands), reinvest in the Company through capital expenditures, develop new products, pay a special cash dividend the past five years, and explore other growth strategies outlined in our Strategic Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the last three fiscal years (dollars in thousands):

	June 29, 2017	June 30, 2016	2017 to 2016 $ Change	June 25, 2015
Operating activities	$52,668	$89,248	$(36,580)	$13,933
Investing activities	(10,543)	(14,925)	4,382	(14,281)
Financing activities	(42,390)	(74,049)	31,659	410

Total cash flow	$(265)	$274	$(539)	$62

Operating Activities. Net cash provided by operating activities was $52.7 million in fiscal 2017, a decrease of $36.6 million compared to fiscal 2016. This decrease in operating cash flow was due primarily to a larger use of working capital for inventory in fiscal 2017 compared to fiscal 2016. Inventories increased $25.8 million in fiscal 2017 compared to a $41.4 million decrease in inventories in fiscal 2016. Partially offsetting this use of cash was a decrease in accounts receivable of $13.3 million in fiscal 2017 compared to an increase in accounts receivable of $2.5 million in fiscal 2016.

Net accounts receivable were $64.8 million at June 29, 2017, a decrease of $13.3 million, or 17.0%, from the balance at June 30, 2016. The decrease in net accounts receivable from June 30, 2016 to June 29, 2017 is due primarily to lower dollar sales in June 2017 compared to June 2016.

Total inventories were $182.4 million at June 29, 2017, an increase of $25.8 million, or 16.5% from the inventory balance at June 30, 2016. The increase was primarily due to larger quantities of pecans, almonds and peanuts on hand combined with higher acquisition costs for pecans and peanuts compared to fiscal 2016. Increased quantities of finished goods and work-in-process inventories also contributed to the increase in total inventories.

The weighted average cost per pound of raw nut and dried fruit input stocks on hand at June 29, 2017 increased by 5.5% compared to June 30, 2016 mainly due to higher acquisition costs for peanuts and all major tree nuts except almonds.

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

Investing Activities. Cash used in investing activities was $10.5 million in fiscal 2017. Capital expenditures accounted for a $10.9 million use of cash in fiscal 2017.

Cash used in investing activities was $14.9 million in fiscal 2016. Capital expenditures accounted for a $15.0 million use of cash in fiscal 2016.

Cash used in investing activities was $14.3 million in fiscal 2015. Capital expenditures accounted for a $14.4 million use of cash in fiscal 2015.

We expect total capital expenditures for equipment purchases and upgrades, facility maintenance and food safety enhancements for fiscal 2018 to be approximately $14 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Financing Activities. Cash used in financing activities was $42.4 million during fiscal 2017. We paid two special dividends in fiscal 2017 for a combined total of $56.5 million. We repaid $3.5 million of long-term debt during fiscal 2017, $3.0 million of which was related to the Mortgage Facility (as defined below). Partially offsetting these uses in cash was a net increase in borrowings outstanding under our Credit Facility of $17.4 million during fiscal 2017 which occurred, in part, as a result of the increase in inventory.

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

As of June 29, 2017, the weighted average interest rate for the Credit Facility was 3.11%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions, certain sales of assets, cash dividends, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 29, 2017, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. As of June 29, 2017, we had $84.4 million of available credit under the Credit Facility. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

After the conclusion of the 2017 fiscal year, on July 7, 2017, we entered into the Eighth Amendment to Credit Agreement (the “Eighth Amendment”) which eliminated the quarterly restriction on cash dividends and distributions and allows the Company to, without obtaining lender consent, make up to four cash dividends or distributions on its stock per fiscal year, or purchase, acquire, redeem or retire its stock in any fiscal year, in an amount not to exceed $60.0 million in the aggregate per fiscal year, as long as no default or event of default exists and the excess availability under the Credit Agreement remains over $30.0 million immediately before and after giving effect to any such dividend, distribution, purchase or redemption.

Mortgage Facility

We are subject to interest rate resets for each of Tranche A and Tranche B. Specifically, on March 1, 2018 (the “Tranche A Reset Date” and the “Tranche B Reset Date”) and every two years thereafter, the Mortgage Lender may reset the interest rates for each of Tranche A and Tranche B, respectively, in its sole and absolute discretion. If the reset interest rate for Tranche A is unacceptable to us and we (i) do not have sufficient funds to repay amounts due with respect to Tranche A on the Tranche A Reset Date, or (ii) are unable to refinance amounts due with respect to Tranche A on the Tranche A Reset Date on terms more favorable than the reset interest rates, then, depending on the extent of the changes in the reset interest rates, our interest expense would increase.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 29, 2017, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of June 29, 2017, $11.1 million of the debt obligation was outstanding.

In September 2015, we exercised two five-year renewal options which extended the Selma lease to September 18, 2026 (unless we purchase it before such date) and reduced the base monthly lease amount we pay on the Selma Properties during the second quarter of fiscal 2017.

Off-Balance Sheet Arrangements

As of June 29, 2017, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Cash Obligations

At June 29, 2017, we had the following contractual cash obligations for long-term debt (including scheduled interest payments), operating leases, the Credit Facility, purchase obligations, retirement plans and other long-term liabilities (amounts in this subsection in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$38,947	$5,376	$10,128	$9,293	$14,150
Minimum operating lease commitments	2,138	969	950	213	6
Revolving credit facility borrowings	29,456	29,456	—	—	—
Purchase obligations (2)	177,842	177,842	—	—	—
Retirement plans (3)	22,105	745	1,438	1,597	18,325

Total contractual cash obligations	$270,488	$214,388	$12,516	$11,103	$32,481

(1)	Interest obligations on floating rate debt instruments are calculated using interest rates in effect at June 29, 2017. See Note 5 “Long-Term Debt” of the Notes to Consolidated Financial Statements for further detail on the Company’s long-term debt obligations.
(2)	The purchase obligations represent $177,842 of inventory purchase commitments; however, these amounts exclude purchase commitments under walnut purchase agreements due to the uncertainty of pricing and quantity.
(3)	Represents projected retirement obligations. See Note 11-“Employee Benefit Plans” and Note 12-“Retirement Plan” of the Notes to Consolidated Financial Statements for further details.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accounting policies as disclosed in the Notes to Consolidated Financial Statements are applied in the preparation of our financial statements and accounting for the underlying transactions and balances. The policies discussed below are considered by our management to be critical for an understanding of our financial statements because the application of these policies places the most significant demands on management’s judgment, with financial reporting results relying on estimation regarding the effect of matters that are inherently uncertain. Specific risks, if applicable, for these critical accounting policies are described in the following paragraphs. For a detailed discussion on the application of these and other accounting policies, see Note 1-“Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

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

Inventories

Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts, dried fruit and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market which approximates actual cost. Inventory costs are reviewed at least quarterly. Fluctuations in the market price of pecans, peanuts, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. When expected market sales prices move below costs, we record adjustments to write down the carrying values of inventories to the lower of cost (first-in, first-out) or market which approximates actual cost. No such adjustments have been required in any of the periods presented. The results of our shelling process can also result in changes to our inventory costs based upon actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based upon our inventory systems and are subject to verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded.

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

Impairment of Long-Lived Assets

We review held and used long-lived assets, including our rental investment property and amortizable identifiable intangible assets, to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates there is an impairment, the carrying value of the asset is reduced to its estimated fair value. We did not record any impairment of long-lived assets in any of the last three fiscal years.

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

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 29, 2017, we believe that our deferred tax assets are fully realizable, except for $171 of net basis differences for which we have provided a valuation allowance.

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

One significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year-end measurement date) for our plan based upon a hypothetical corporate bond portfolio for which the cash flows match the year-by-year projected benefit cash flows for our pension plan. The hypothetical bond portfolio is comprised of high-quality fixed income debt securities (usually Moody’s Aa3 or higher) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 3.61% for fiscal 2017, 4.63% for fiscal 2016, and 4.37% for fiscal 2015. A 25-basis point increase or decrease in our discount rate assumption for fiscal 2017 would have resulted in an immaterial change in our pension expense for fiscal 2017. For our year-end pension obligation determination, we selected discount rates of 3.99% and 3.61% for fiscal years 2017 and 2016, respectively.

The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. We determine this assumption based on our long-term plans for compensation increases and current economic conditions. Based on this information, we selected 4.5% for both fiscal years 2017 and 2016 as the rate of compensation increase for determining our year-end pension obligation. We also used 4.5% for the rate of compensation increase for determination of pension expense for each of fiscal years 2017, 2016, and 2015.

The RP-2014 white collar fully generational mortality table with mortality improvement scale MP-2016 published by the Society of Actuaries Retirement Plan Experience Committee was utilized in the preparation of our pension obligation as of June 29, 2017.

Recent Accounting Pronouncements

Refer to Note 1 — “Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

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

We are unable to engage in hedging activity related to commodity prices, because there are no established futures markets for nuts; therefore, we can only attempt to pass on the commodity cost increases in the form of price increases to our customers. A hypothetical 1% increase in material costs, without a corresponding price increase, would have decreased gross profit approximately $5.9 million for fiscal 2017. See Part I, Item 1A — “Risk Factors” for a further discussion of the risks and uncertainties related to commodity prices of raw materials and the impact thereof on our business.

Approximately 41% of the dollar value of our total nut purchases for fiscal 2017 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country from where the nuts are purchased, or to other major foreign currencies such as the euro.

We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility; because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had less than a $0.1 million impact on our net income and cash flows from operating activities for fiscal 2017. In addition, the fixed interest rate on our Mortgage Facility resets in our 2018 fiscal year and in the future as well.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of John B. Sanfilippo & Son, Inc. and its subsidiaries as of June 29, 2017 and June 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation and the manner in which it accounts for debt issuance costs in 2017.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 23, 2017

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 29, 2017 and June 30, 2016

(dollars in thousands, except share and per share amounts)

	June 29, 2017	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash	$1,955	$2,220
Accounts receivable, less allowance for doubtful accounts of $263 and $397, respectively	64,830	78,088
Inventories	182,420	156,573
Prepaid expenses and other current assets	4,172	5,292

TOTAL CURRENT ASSETS	253,377	242,173

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285
Buildings	107,015	106,505
Machinery and equipment	194,099	188,748
Furniture and leasehold improvements	4,842	4,349
Vehicles	498	453
Construction in progress	1,075	832

	316,814	310,172
Less: Accumulated depreciation	210,606	200,416

	106,208	109,756
Rental investment property, less accumulated depreciation of $9,639 and $8,847, respectively	19,254	20,047

TOTAL PROPERTY, PLANT AND EQUIPMENT	125,462	129,803

OTHER LONG TERM ASSETS:
Cash surrender value of officers’ life insurance and other assets	10,125	9,227
Deferred income taxes	9,095	8,590
Intangible assets, net	—	1,369

TOTAL ASSETS	$398,059	$391,162

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 29, 2017 and June 30, 2016

(dollars in thousands, except share and per share amounts)

	June 29, 2017	June 30, 2016
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$29,456	$12,084
Current maturities of long-term debt, including related party debt of $474 and $407, respectively and net of unamortized debt issuance costs of $55 and $65, respectively	3,418	3,342
Accounts payable, including related party payables of $178 and $113, respectively	50,047	43,719
Bank overdraft	932	811
Accrued payroll and related benefits	15,958	16,045
Other accrued expenses	10,062	7,193

TOTAL CURRENT LIABILITIES	109,873	83,194

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $10,584 and $11,133, respectively and net of unamortized debt issuance costs of $124 and $179, respectively	25,211	28,704
Retirement plan	20,994	22,137
Other	6,513	5,934

TOTAL LONG-TERM LIABILITIES	52,718	56,775

TOTAL LIABILITIES	162,591	139,969

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,801,641 and 8,725,715 shares issued, respectively	88	87
Capital in excess of par value	117,772	115,136
Retained earnings	123,190	143,573
Accumulated other comprehensive loss	(4,404)	(6,425)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	235,468	251,193

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$398,059	$391,162

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 29, 2017, June 30, 2016 and June 25, 2015

(dollars in thousands, except share and per share amounts)

	Year Ended June 29, 2017 (52 Weeks)	Year Ended June 30, 2016 (53 Weeks)	Year Ended June 25, 2015 (52 Weeks)
Net sales	$846,635	$952,059	$887,245
Cost of sales	704,712	814,591	755,189

Gross profit	141,923	137,468	132,056

Operating expenses:
Selling expenses	49,392	51,114	49,646
Administrative expenses	34,187	35,042	30,531

Total operating expenses	83,579	86,156	80,177

Income from operations	58,344	51,312	51,879

Other expense:
Interest expense including $785, $1,081 and $1,110 to related parties, respectively	2,910	3,492	3,966
Rental and miscellaneous expense, net	1,296	1,358	3,049

Total other expense, net	4,206	4,850	7,015

Income before income taxes	54,138	46,462	44,864
Income tax expense	18,013	16,067	15,559

Net income	36,125	30,395	29,305
Other comprehensive income (loss), net of tax:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	820	624	584
Net actuarial gain (loss) arising during the period	1,201	(2,215)	(1,915)

Other comprehensive income (loss), net of tax	2,021	(1,591)	(1,331)

Comprehensive income	$38,146	$28,804	$27,974

Net income per common share — basic	$3.19	$2.71	$2.63

Net income per common share — diluted	$3.17	$2.68	$2.61

Cash dividends declared per share	$5.00	$2.00	$1.50

Weighted average shares outstanding — basic	11,317,149	11,233,975	11,150,658

Weighted average shares outstanding — diluted	11,403,605	11,332,924	11,248,259

The accompanying notes are an integral part of these consolidated financial statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 29, 2017, June 30, 2016 and June 25, 2015

(dollars in thousands, except per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance, June 26, 2014	2,597,426	$26	8,569,105	$85	$108,305	$123,118	$(3,503)	$(1,204)	$226,827
Net income						29,305			29,305
Cash dividends ($1.50 per common share)						(16,759)			(16,759)
Pension liability amortization, net of income tax expense of $373							584		584
Pension liability adjustment, net of income tax benefit of $1,224							(1,915)		(1,915)
Equity award exercises			94,375	1	1,283				1,284
Stock-based compensation expense					1,952				1,952

Balance, June 25, 2015	2,597,426	$26	8,663,480	$86	$111,540	$135,664	$(4,834)	$(1,204)	$241,278
Net income						30,395			30,395
Cash dividends ($2.00 per common share)						(22,486)			(22,486)
Pension liability amortization, net of income tax expense of $383							624		624
Pension liability adjustment, net of income tax benefit of $1,358							(2,215)		(2,215)
Equity award exercises			62,235	1	1,107				1,108
Stock-based compensation expense					2,489				2,489

Balance, June 30, 2016	2,597,426	$26	8,725,715	$87	$115,136	$143,573	$(6,425)	$(1,204)	$251,193
Net income						36,125			36,125
Cash dividends ($5.00 per common share)						(56,464)			(56,464)
Pension liability amortization, net of income tax expense of $502							820		820
Pension liability adjustment, net of income tax expense of $737							1,201		1,201
Equity award exercises			75,926	1	62				63
Stock-based compensation expense					2,504				2,504
Effect of adopting ASU 2016-09					70	(44)			26

Balance, June 29, 2017	2,597,426	$26	8,801,641	$88	$117,772	$123,190	$(4,404)	$(1,204)	$235,468

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 29, 2017, June 30, 2016 and June 25, 2015

(dollars in thousands)

	Year Ended June 29, 2017 (52 Weeks)	Year Ended June 30, 2016 (53 Weeks)	Year Ended June 25, 2015 (52 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,125	$30,395	$29,305
Depreciation and amortization	15,559	16,585	16,284
Loss on disposition of properties, net	71	392	100
Deferred income tax benefit	(1,744)	(170)	(2,384)
Stock-based compensation expense	2,504	2,489	1,952
Change in assets and liabilities:
Accounts receivable, net	13,243	(2,436)	(19,862)
Inventories	(25,847)	41,424	(15,167)
Prepaid expenses and other current assets	201	(19)	(1,587)
Accounts payable	6,384	(1,126)	307
Accrued expenses	1,484	421	1,798
Income taxes receivable/payable	2,217	(805)	2,495
Other long-term liabilities	579	(443)	862
Other long-term assets	(266)	767	(1,541)
Other, net	2,158	1,774	1,371

Net cash provided by operating activities	52,668	89,248	13,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,885)	(15,018)	(14,392)
Proceeds from disposition of assets	1	1	90
Other, net	341	92	21

Net cash used in investing activities	(10,543)	(14,925)	(14,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	340,229	316,945	339,684
Repayments of revolving credit borrowings	(322,857)	(366,014)	(319,073)
Principal payments on long-term debt	(3,482)	(3,376)	(3,349)
Increase (decrease) in bank overdraft	121	(226)	(1,377)
Dividends paid	(56,464)	(22,486)	(16,759)
Proceeds from the exercise of stock options	63	155	643
Tax benefit of equity award exercises	—	953	641

Net cash (used in) provided by financing activities	(42,390)	(74,049)	410

NET (DECREASE) INCREASE IN CASH	(265)	274	62
Cash, beginning of period	2,220	1,946	1,884

Cash, end of period	$1,955	$2,220	$1,946

Supplemental disclosures of cash flow information:
Interest paid	$2,763	$3,326	$3,760
Income taxes paid, excluding refunds of $232, $168, and $548, respectively	17,635	16,526	15,288

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation and Description of Business

Our consolidated financial statements include the accounts of John B. Sanfilippo & Son, Inc., and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the last Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the fiscal year ended June 30, 2016 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest and Sunshine Country brand names. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. Our products are sold through the major distribution channels to significant buyers of nuts, including food retailers, commercial ingredient users, and contract packaging customers.

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

Inventories

Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts, dried fruit and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) or market which approximates actual cost. Inventory costs are reviewed at least quarterly. Fluctuations in the market price of pecans, peanuts, walnuts, almonds, cashews and other nuts may affect the value of inventory, gross profit and gross profit margin. When expected market sales prices move below costs, we record adjustments to write down the carrying values of inventories to the lower of cost (first-in, first-out) or market. The results of our shelling process can also result in changes to inventory costs, such as adjustments made pursuant to actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based on our inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates are also recorded.

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

Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 29, 2017	Year Ended June 30, 2016	Year Ended June 25, 2015
Depreciation expense	$14,190	$14,875	$14,117

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives
Buildings	10 to 40 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 5 years

No interest costs were capitalized for the last three fiscal years due to the lack of any significant project requiring such capitalization.

Impairment of Long-Lived Assets

We review held and used long-lived assets, including our rental investment property and amortizable identifiable intangible assets, to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates there is an impairment, the carrying value of the asset is reduced to its estimated fair value.

We did not record any impairment of long-lived assets for the last three fiscal years.

Facility Consolidation Project/Real Estate Transactions

In April 2005, we acquired property to be used for the Elgin Site. Two buildings are located on the Elgin Site, one of which is an office building. Approximately 75% of the office building has been built-out and 70% is currently vacant. The other building, a warehouse, was expanded and modified for use as our principal processing facility and headquarters. The allocation of the purchase price to the two buildings was determined through a third-party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the warehouse building is included in “Property, plant and equipment”.

The net rental expense from the office building is included in the caption “Rental and miscellaneous expense, net”. Gross rental income and rental (expense), net for the last three fiscal years are as follows:

	Year ended June 29, 2017	Year ended June 30, 2016	Year ended June 25, 2015
Gross rental income	$2,003	$1,898	$1,792
Rental (expense), net	(1,311)	(1,371)	(3,062)

Expected future gross rental income under operating leases within the office building is as follows for the fiscal years ending:

June 28, 2018	$1,961
June 27, 2019	1,859
June 25, 2020	1,765
June 24, 2021	1,534
June 30, 2022	1,314
Thereafter	3,096

$11,529

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

The carrying values of cash, trade accounts receivable and accounts payable approximate their fair values at June 29, 2017 and June 30, 2016 because of the short-term maturities and nature of these balances.

The carrying value of our Credit Facility (as defined in Note 4 – “Revolving Credit Facility” in the Notes to Consolidated Financial Statements “Revolving Credit Facility” below) borrowings approximates fair value at June 29, 2017 and June 30, 2016 because interest rates on this instrument approximate current market rates (Level 2 criteria), the short-term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	June 29, 2017	June 30, 2016
Carrying value of long-term debt:	$28,808	$32,290
Fair value of long-term debt:	29,316	35,479

The estimated fair value of long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurred and collection is reasonably assured. We sell our products under some arrangements which include customer contracts which fix the sales price for periods, which typically can be up to one year, for some commercial ingredient customers and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer customers and commercial ingredient users. Reserves for these programs are established based upon the terms of specific arrangements. Revenues are recorded net of rebates and promotion and marketing allowances. Revenues are also recorded net of expected customer deductions which are provided for based upon past experiences. While customers do have the right to return products, past experience has demonstrated that product returns have generally been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances. Billings for shipping and handling costs are included in revenues.

Segment Reporting

We operate in a single reportable and operating segment that consists of selling various nut and nut related products through multiple distribution channels.

Significant Customers and Concentration of Credit Risk

The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. We are subject to concentrations of credit risk, primarily in trade accounts receivable, and we attempt to mitigate this risk through our credit evaluation process, collection terms and through geographical dispersion of sales. Sales to three customers each exceeded 10% of net sales during fiscal 2017 and fiscal 2016. In fiscal 2015 two customers each exceeded 10% of net sales. Sales to these customers represented approximately 53%, 50% and 39% of our net sales in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Net accounts receivable from these customers were 56% and 51% of net accounts receivable at June 29, 2017 and June 30, 2016, respectively.

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

Marketing and advertising costs are incurred to promote and support branded products in the consumer distribution channel. These costs are generally expensed as incurred, recorded in selling expenses, and were as follows for the last three fiscal years:

	Year ended June 29, 2017	Year ended June 30, 2016	Year ended June 25, 2015
Marketing and advertising expense	$10,064	$11,569	$11,069

Shipping and Handling Costs

Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. Shipping and handling costs for the last three fiscal years were as follows:

	Year ended June 29, 2017	Year ended June 30, 2016	Year ended June 25, 2015
Shipping and handling costs	$17,682	$16,686	$17,699

Research and Development Expenses

Research and development expense represents the cost of our research and development personnel and their related expenses and is charged to selling expenses as incurred. Research and development expenses for the last three fiscal years were as follows:

	Year ended June 29, 2017	Year ended June 30, 2016	Year ended June 25, 2015
Research and development expense	$658	$653	$979

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of ASC 718, as amended by Accounting Standard Update (“ASU”) 2016-09, by calculating compensation cost based on the grant date fair value. We then amortize compensation expense over the vesting period. We estimate the fair value of each stock option on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The grant date fair value of restricted stock units (“RSUs”) is generally determined based on the market price of our Common Stock on the date of grant. Beginning in fiscal 2017, forfeitures are recognized as they occur and excess tax benefits or tax deficiencies are recognized as a component of income tax expense.

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

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 29, 2017, we believe that our deferred tax assets are fully realizable, except for $171 of net basis differences for which we have provided a valuation allowance.

Earnings per Share

Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock.

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	Year ended June 29, 2017	Year ended June 30, 2016	Year ended June 25, 2015
Weighted average number of shares outstanding — basic	11,317,149	11,233,975	11,150,658
Effect of dilutive securities:
Stock options and restricted stock units	86,456	98,949	97,601

Weighted average number of shares outstanding — diluted	11,403,605	11,332,924	11,248,259

The following table presents a summary of anti-dilutive awards excluded from the computation of diluted earnings per share:

	Year ended June 29, 2017	Year ended June 30, 2016	Year ended June 25, 2015
Weighted average number of anti-dilutive shares:	1,068	—	—
Weighted average exercise price per share:	$65.35	$—	$—

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

Recent Accounting Pronouncements

The following recent accounting pronouncements were adopted in the current fiscal year:

In March 2016, the FASB issued ASU No. 2016-09 “Compensation-Stock Compensation (Topic 718)”. This ASU is part of the FASB’s simplification initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, statutory withholding requirements, and classification on the statement of cash flows. The Company early adopted this guidance during the first quarter of fiscal 2017. The cumulative adjustment for the impact of this change in accounting principle was immaterial. Cash flows related to excess tax benefits will be classified prospectively as operating activities in the Consolidated Statements of Cash Flows. Prior periods have not been adjusted. The Company anticipates increased volatility in income tax expense, mainly in the second quarter of each fiscal year, since historically most equity compensation granted in prior periods vests during that quarter.

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

In April 2015, the FASB issued ASU No. 2015-03 “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs”. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for the Company beginning with the first quarter of fiscal 2017. The adoption of this standard required retrospective adjustment to our Consolidated Balance Sheets. As a result, Other assets decreased approximately $244 as of June 30, 2016 and this amount was allocated within Current maturities of long term debt and Long term debt. Adoption of ASU 2015-03 did not have an effect on the Company’s stockholders’ equity, results of operations or cash flows.

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

The following recent accounting pronouncements have not yet been adopted:

In May 2017, the FASB issued ASU No. 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”. The amendments in this update provide guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will be effective for the Company in fiscal 2019 and should be applied prospectively to an award modified on or after the adoption date. The Company does not expect ASU 2017-09 to have a material impact to the Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. A modified-retrospective approach is required in the first reporting period in which the guidance is effective through a cumulative-effect adjustment to retained earnings. We do not expect ASU 2013-13 will have a significant impact on the Consolidated Financial Statements once adopted in fiscal 2021.

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

In July 2015, the FASB issued ASU No. 2015-11 “Inventory (Topic 330) Simplifying the Measurement of Inventory”. This update applies to inventory measured using first-in, first-out or average cost and requires inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update will be effective for the Company beginning in fiscal year 2018 with prospective application required. The Company does not anticipate this guidance will have a material impact to its Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Several other amendments have been subsequently released, each of which provide additional narrow scope clarifications or improvements. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers, Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 for one year. Consequently, this new revenue recognition guidance will be effective for the Company beginning in fiscal year 2019, which is our anticipated adoption date. We have completed our initial analysis of this accounting standard update which included a review of all material customer contracts and currently do not anticipate any material changes to our revenue recognition compared to current GAAP. We are currently evaluating the method of adoption.

NOTE 2 — INVENTORIES

Inventories consist of the following:

	June 29, 2017	June 30, 2016
Raw material and supplies	$79,609	$56,005
Work-in-process and finished goods	102,811	100,568

	$182,420	$156,573

NOTE 3 — INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following:

	June 29, 2017	June 30, 2016
Customer relationships	$10,600	$10,600
Brand names	8,090	8,090
Less accumulated amortization:
Customer relationships	(10,600)	(9,231)
Brand names	(8,090)	(8,090)

Net intangible assets	$—	$1,369

Customer relationships relate wholly to the Orchard Valley Harvest (“OVH”) acquisition completed in fiscal 2010 which became fully amortized in fiscal 2017. The brand name consists primarily of the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name became fully amortized in fiscal 2011. The remainder of the brand name relates to the OVH acquisition which became fully amortized in fiscal 2015.

Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was as follows for the last three fiscal years:

	Year ended June 29, 2017	Year ended June 30, 2016	Year ended June 25, 2015
Amortization of intangible assets	$1,369	$1,710	$2,167

NOTE 4 — REVOLVING CREDIT FACILITY

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than real property and fixtures.

At June 29, 2017 and June 30, 2016, the weighted average interest rate for the Credit Facility was 3.11% and 3.75%, respectively. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 29, 2017, we were in compliance with the financial covenant under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the next twelve months. As of June 29, 2017, we had $84,369 of available credit under the Credit Facility which reflects borrowings of $29,456 and reduced availability as a result of $3,675 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

On July 7, 2017, we entered into the Eighth Amendment to Credit Facility (the “Eighth Amendment”). See Note 18 – “Subsequent Events”.

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 29, 2017	June 30, 2016
Mortgage Facility (“Tranche A”), collateralized by real property, due in monthly principal installments of $200 plus interest at 7.63% per annum through February 2023 with a final principal payment of $600 on March 1, 2023	$14,200	$16,600
Mortgage Facility (“Tranche B”), collateralized by real property, due in monthly principal installments of $50 plus interest at the greater of one month LIBOR plus 3.50% per annum or 4.25% through February 2023 with a final principal payment of $150 on March 1, 2023	3,550	4,150
Selma, Texas facility financing obligation to related parties, due in monthly installments of $103 through September 1, 2031	11,058	11,540
Unamortized debt issuance costs	(179)	(244)

	28,629	32,046
Less: Current maturities, net of unamortized debt issuance costs	(3,418)	(3,342)

Total long-term debt, net of unamortized debt issuance costs	$25,211	$28,704

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110,000 and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 29, 2017, we were in compliance with all financial covenants under the Mortgage Facility. The carrying amount of assets pledged as collateral for the Mortgage Facility was approximately $73,427 at June 29, 2017.

In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have the option to purchase the properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby the purchase price was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. The balance of the debt obligation outstanding at June 29, 2017 was $11,058.

In September 2015, we signed a lease renewal which exercised two five-year renewal options and extended the term of our Selma lease to September 18, 2026 (unless we purchase it before such date). One five-year renewal option remains. Beginning in the second quarter of fiscal 2017, the base monthly lease amount decreased to $103.

Aggregate maturities of long-term debt are as follows for the fiscal years ending:

June 28, 2018	$3,473
June 27, 2019	3,508
June 25, 2020	3,545
June 24, 2021	3,585
June 30, 2022	3,627
Thereafter	11,070

$28,808

NOTE 6 — INCOME TAXES

The provision for income taxes is based entirely on income before income taxes earned in the United States, and is as follows for the last three fiscal years:

	For the Year Ended:
	June 29, 2017	June 30, 2016	June 25, 2015
Current:
Federal	$17,013	$14,015	$15,916
State	2,744	2,222	2,027

Total current expense	19,757	16,237	17,943
Deferred:
Deferred federal	(1,698)	(210)	(2,589)
Deferred state	(46)	40	205

Total deferred benefit	(1,744)	(170)	(2,384)

Total income tax expense	$18,013	$16,067	$15,559

The reconciliations of income taxes at the statutory federal income tax rate to income tax expense reported in the Consolidated Statements of Comprehensive Income for the last three fiscal years are as follows:

	June 29, 2017	June 30, 2016	June 25, 2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	3.2	3.4
Research and development tax credit	(0.1)	(0.1)	(0.1)
Domestic manufacturing deduction	(3.1)	(3.2)	(3.4)
Windfall tax benefits	(1.8)	—	—
Uncertain tax positions	0.1	(0.6)	0.3
Other	(0.1)	0.3	(0.5)

Effective tax rate	33.3%	34.6%	34.7%

After the adoption of ASU 2016-09 in fiscal 2017, windfall tax benefits are a permanent difference recognized as a component of income tax expense.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Deferred tax assets and liabilities are comprised of the following:

	June 29, 2017	June 30, 2016
Deferred tax assets (liabilities):
Accounts receivable	$423	$521
Employee compensation	1,726	1,922
Inventory	345	353
Depreciation and amortization	(12,826)	(13,315)
Capitalized leases	1,508	1,440
Goodwill and intangible assets	4,939	5,046
Retirement plan	8,224	8,661
Workers’ compensation	2,365	2,251
Share based compensation	1,908	1,669
Capital loss carryforward	171	171
Other	483	42
Less valuation allowance	(171)	(171)

Net deferred tax asset — long term	$9,095	$8,590

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the character necessary during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. During fiscal 2017 the total valuation allowance did not change and in fiscal 2016 the net change in the total valuation allowance was a $4 decrease. If or when recognized, the tax benefits relating to any reversal of the valuation allowance will be recognized as a reduction of income tax expense.

For the years ending June 29, 2017 and June 30, 2016, unrecognized tax benefits and accrued interest and penalties were $173 and $62. Accrued interest and penalties related to uncertain tax positions are not material for any periods presented. Interest and penalties within income tax expense were not material for any period presented. The total gross amounts of unrecognized tax benefits were $174 and $24 at June 29, 2017 and June 30, 2016, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 29, 2017	June 30, 2016	June 25, 2015
Beginning balance	$24	$248	$247
Gross increases — tax positions in prior year	7	70	27
Gross decreases — tax positions in prior year	—	(8)	(91)
Settlements	—	(137)	(18)
Gross increases — tax positions in current year	23	17	21
Lapse of statute of limitations	120	(166)	62

Ending balance	$174	$24	$248

Unrecognized tax benefits, that if recognized, would affect the annual effective tax rate on income from continuing operations, are as follows:

	June 29, 2017	June 30, 2016	June 25, 2015
Unrecognized tax benefits that would affect annual effective tax rate	$136	$27	$261

During fiscal 2017, the change in unrecognized tax benefits due to statute expiration was not material. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

There were certain changes in state tax laws during the period the impact of which was insignificant. We file income tax returns with federal and state tax authorities within the United States of America. Our federal and Illinois tax returns are open for audit for fiscal 2015 and 2016. Our California tax returns for fiscal 2013 and 2014 are under audit and fiscal 2015 and 2016 are open for audit. No other tax jurisdictions are material to us.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We primarily lease certain office and material handling equipment pursuant to agreements accounted for as operating leases. Rent expense aggregated under these operating leases was as follows for the last three fiscal years:

	Year ended June 29, 2017	Year ended June 30, 2016	Year ended June 25, 2015
Rent expense related to operating leases	$1,880	$1,775	$1,545

Aggregate non-cancelable lease commitments under these operating leases with initial or remaining terms greater than one year are as follows:

Fiscal year ending
June 28, 2018	$969
June 27, 2019	558
June 25, 2020	392
June 24, 2021	142
June 30, 2022	71
Thereafter	6

$2,138

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

We are subject to a class-action complaint for an employment related matter. Mediation for this matter occurred in June 2017, which for the first time we were provided with an initial monetary demand. In August 2017, we agreed in principle to a $1,200 settlement for which we are fully reserved at June 29, 2017.    The non-monetary components of the settlement are still being finalized.

NOTE 8 — STOCKHOLDERS’ EQUITY

Our Class A Common Stock, $.01 par value (the “Class A Stock”), has cumulative voting rights with respect to the election of those directors which the holders of Class A Stock are entitled to elect, and 10 votes per share on all other matters on which holders of our Class A Stock and Common Stock are entitled to vote, with the exception of election of the directors for which the holders of Common Stock are eligible to elect. In addition, each share of Class A Stock is convertible at the option of the holder at any time into one share of Common Stock and automatically converts into one share of Common Stock upon any sale or transfer other than to related individuals or certain other events as set forth in our Restated Certificate of Incorporation. Each share of our Common Stock, $.01 par value (the “Common Stock”) has noncumulative voting rights of one vote per share. The Class A Stock and the Common Stock are entitled to share equally, on a share-for-share basis, in any cash dividends declared by the Board of Directors, and the holders of the Common Stock are entitled to elect 25%, rounded up to the nearest whole number, of the members comprising the Board of Directors. During fiscal 2017, our Board of Directors adopted a dividend policy under which it intends to pay an annual cash dividend on our Common Stock and Class A Stock of at least $0.50 per share during the first quarter of each fiscal year.

NOTE 9 — STOCK-BASED COMPENSATION PLANS

At our annual meeting of stockholders on October 29, 2014, our stockholders approved a new equity incentive plan (the “2014 Omnibus Plan”) under which awards of options and other stock-based awards may be made to employees, officers or non-employee directors of our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, RSUs, stock appreciation rights (“SARs”), performance shares, performance units, Common Stock or dividends and dividend equivalents. As of June 29, 2017, there were 820,539 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. Under the terms of the Omnibus Plan, the total number of shares of Common Stock with respect to which options or SARs may be granted in any calendar year to any participant may not exceed 500,000 shares (this limit applies separately with respect to each type of award). Additionally, under the terms of the Omnibus Plan, for awards of restricted stock, RSUs, performance shares or other stock-based awards that are intended to qualify as performance-based compensation: (i) the total number of shares of Common Stock that may be granted in any calendar year to any participant may not exceed 250,000 shares (this limit applies separately to each type of award) and (ii) the maximum amount that may be paid to any participant for awards that are payable in cash or property other than Common Stock in any calendar year is $5,000. For fiscal 2017, the Board of Directors adopted an equity grant cap which further restricted the number of awards that could be made to any one participant or in the aggregate. The equity grant cap limited the number of awards to 250,000 awards to all participants and 20,000 awards to any one participant for the 2017 fiscal year.    Except as set forth in the 2014 Omnibus Plan, RSUs have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. Recipients of RSUs have the option to defer receipt of vested shares until a specified later date, typically soon after separation from the Company. The exercise price of stock options is determined as set forth in the 2014 Omnibus Plan by the Compensation Committee of our Board of Directors, and has to be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2014 Omnibus Plan, stock options expire upon termination of employment or directorship, as applicable. Stock options granted under the 2014 Omnibus Plan are exercisable 25% annually commencing on the first anniversary date of grant and became fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they were granted. We issue new shares of Common Stock upon exercise of stock options.

We determine the fair value of stock option awards using the Black-Scholes option-pricing model; however, there were no options granted in fiscal 2017, fiscal 2016 or fiscal 2015.

The following is a summary of stock option activity for the year ended June 29, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2016	9,500	$8.78
Granted	—	—
Exercised	(7,500)	8.40
Forfeited	—	—

Outstanding at June 29, 2017	2,000	$10.24	2.06	$105

Exercisable at June 29, 2017	2,000	$10.24	2.06	$105

The following table summarizes the total intrinsic value of all options exercised and the total cash received from the exercise of options for the last three fiscal years:

	Year ended June 29, 2017	Year ended June 30, 2016	Year ended June 25, 2015
Total intrinsic value of options exercised	$374	$792	$781
Total cash received from exercise of options	$63	$155	$643

All options were fully vested as of June 30, 2016. Exercise prices for options outstanding as of June 29, 2017 ranged from $8.71 to $14.73.

The fair value of RSUs is generally determined based on the market price of our Common Stock on the date of grant. The fair value of RSUs granted for the years ended June 29, 2017, June 30, 2016 and June 25, 2015 was $2,773, $3,212 and $2,835, respectively.

The following is a summary of RSU activity for the year ended June 29, 2017:

Restricted Stock Units	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at June 30, 2016	228,270	$32.33
Granted	45,213	61.33
Vested	(68,426)	27.91
Forfeited	(3,199)	30.23

Outstanding at June 29, 2017	201,858	$40.36

At June 29, 2017 there were 68,673 RSUs outstanding that were vested but deferred. At June 30, 2016 there were 58,561 RSUs outstanding that were vested but deferred. The non-vested RSUs at June 29, 2017 will vest over a weighted-average period of 1.2 years. The fair value of RSUs that vested for the years ended June 29, 2017, June 30, 2016 and June 25, 2015 was $1,910, $928 and $615, respectively.

The following table summarizes compensation cost charged to earnings for all equity compensation plans and the total income tax benefit recognized for the last three fiscal years:

	Year ended June 29, 2017	Year ended June 30, 2016	Year ended June 25, 2015
Compensation cost charged to earnings	$2,504	$2,489	$1,952
Income tax benefit recognized	951	962	814

At June 29, 2017, there was $3,008 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.2 years.

NOTE 10 — SPECIAL CASH DIVIDENDS

Our Board of Directors declared the following special cash dividends payable in fiscal 2017 and fiscal 2016:

Declaration Date	Record Date	Dividend Per Share	Total Amount	Payment Date
November 1, 2016	November 30, 2016	$2.50	$28,314	December 13, 2016
July 7, 2016	July 21, 2016	$2.50	$28,150	August 4, 2016
October 27, 2015	December 2, 2015	$2.00	$22,486	December 11, 2015

On July 11, 2017, our Board of Directors declared a special cash dividend of $2.00 per share and a regular annual cash dividend of $0.50 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company. Refer to Note 18 – “Subsequent Events” below.

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

	Year ended June 29, 2017	Year ended June 30, 2016	Year ended June 25, 2015
401(k) plan expense	$1,664	$1,604	$1,550

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

The total Route pension liability was as follows for the last two fiscal years:

	June 29, 2017	June 30, 2016
Route pension liability	$397	$466

Virtually all of our salaried employees participate in our Sanfilippo Value Added Plan (as amended, the “SVA Plan”) which is a cash incentive plan (an economic value added-based program) administered by our Compensation Committee. We accrue expense related to the SVA Plan in the annual period that the economic performance underlying such performance occurs. This method of expense recognition properly matches the expense associated with improved economic performance with the period the improved performance occurs on a systematic and rational basis. The SVA Plan payments are paid to participants in the first quarter of the following fiscal year.

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

The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 29, 2017	June 30, 2016
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$22,791	$18,538
Service cost	631	491
Interest cost	811	843
Actuarial (gain) loss	(1,938)	3,573
Benefits paid	(654)	(654)

Projected benefit obligation at end of year	$21,641	$22,791

The accumulated benefit obligation, which represents benefits earned up to the measurement date, was $17,774 and $18,247 at June 29, 2017 and June 30, 2016, respectively.

Components of the actuarial (gain) loss portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 29, 2017	June 30, 2016	June 25, 2015
Actuarial Loss
Change in assumed pay increases	$124	$68	$342
Change in discount rate	(1,402)	3,509	(801)
Change in mortality assumptions	(193)	(132)	2,150
Change in bonus assumption	—	—	1,191
Other	(467)	128	257

Actuarial (gain) loss	$(1,938)	$3,573	$3,139

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 29, 2017	June 30, 2016	June 25, 2015
Service cost	$631	$491	$386
Interest cost	811	843	642
Recognized loss amortization	365	50	—
Prior service cost amortization	957	957	957

Net periodic pension cost	$2,764	$2,341	$1,985

Significant assumptions related to our SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the average rate of compensation expense increase by SERP participants, and anticipated mortality rates. The RP-2014 white collar fully generational mortality table with mortality improvement scale MP-2016 was utilized in the preparation of our pension obligation as of June 29, 2017.

We used the following assumptions to calculate the benefit obligation of our SERP as of the following dates:

	June 29, 2017	June 30, 2016
Discount rate	3.99%	3.61%
Rate of compensation increases	4.50%	4.50%
Bonus payment	60% - 85% of base, paid 4 of 5 years	60% - 85% of base, paid 4 of 5 years

We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 29, 2017	June 30, 2016	June 25, 2015
Discount rate	3.61%	4.63%	4.37%
Rate of compensation increases	4.50%	4.50%	4.50%
Mortality	RP-2014 white collar with MP- 2015 scale	RP-2014 white collar with MP- 2014 scale	IRS 2014 (Unisex)
Bonus payment	60% -85% of base, paid 4 of 5 years	60% -85% of base, paid 4 of 5 years	60% - 85% of base, paid 3 of 5 years

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

The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2018	$647
2019	631
2020	612
2021	727
2022	699
2023 — 2027	4,635

At June 29, 2017 and June 30, 2016 the current portion of the SERP liability was $647 and $653, respectively, and recorded in Accrued payroll and related benefits on the Consolidated Balance Sheets.

The following table presents the components of AOCL that have not yet been recognized in net pension expense:

	June 29, 2017	June 30, 2016
Unrecognized net loss	$(3,624)	$(5,926)
Unrecognized prior service cost	(3,349)	(4,306)
Tax effect	2,569	3,807

Net amount unrecognized	$(4,404)	$(6,425)

We expect to recognize $957 of the prior service cost and $162 of net loss into net periodic pension expense during the fiscal year ending June 28, 2018.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the last two fiscal years. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	Year Ended June 29, 2017	Year Ended June 30, 2016
Balance at beginning of period	$(6,425)	$(4,834)
Other comprehensive income (loss) before reclassifications	1,938	(3,573)
Amounts reclassified from accumulated other comprehensive loss	1,322	1,007
Tax effect	(1,239)	975

Net current-period other comprehensive income (loss)	2,021	(1,591)

Balance at end of period	$(4,404)	$(6,425)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of accumulated other comprehensive loss for the last two fiscal years were as follows:

Reclassifications from AOCL to earnings (b)	Year Ended June 29, 2017	Year Ended June 30, 2016	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(957)	$(957)	Administrative expenses
Unrecognized net loss	(365)	(50)	Administrative expenses

Total before tax	(1,322)	(1,007)
Tax effect	502	383	Income tax expense

Amortization of defined pension items, net of tax	$(820)	$(624)

(b)	Amounts in parenthesis indicate debits to expense. See Note 12 — “Retirement Plan” above for additional details.

NOTE 14 — TRANSACTIONS WITH RELATED PARTIES

In addition to the related party transactions described in Note 5, we also purchased materials from a company that was formerly owned by three members of our Board of Directors, two of whom are also executive officers, and individuals directly related to them during the fiscal years listed below. Purchases from this related party aggregated to the following for the years ending:

	Year ended June 29, 2017	Year ended June 30, 2016	Year ended June 25, 2015
Purchases from related party	$8,043	$7,138	$10,969

Accounts payable to this related entity aggregated to the following for the fiscal years ending:

June 29, 2017	$178
June 30, 2016	113

NOTE 15 — PRODUCT TYPE SALES MIX

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 29, 2017	June 30, 2016	June 25, 2015
Peanuts	15.7%	13.9%	13.7%
Pecans	16.2	13.1	12.7
Cashews & Mixed Nuts	24.3	23.3	22.0
Walnuts	8.4	9.4	11.0
Almonds	16.3	23.0	23.4
Trail & Snack Mixes	13.9	12.4	12.0
Other	5.2	4.9	5.2

	100.0%	100.0%	100.0%

NOTE 16 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table details the activity in various allowance and reserve accounts.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
June 29, 2017
Allowance for doubtful accounts	$397	$58	$(192)	$263
Reserve for cash discounts	975	12,274	(12,399)	850
Reserve for customer deductions	2,918	16,116	(16,055)	2,979
Deferred tax asset valuation allowance	171	—	—	171

Total	$4,461	$28,448	$(28,646)	$4,263

June 30, 2016
Allowance for doubtful accounts	$235	$199	$(37)	$397
Reserve for cash discounts	800	12,928	(12,753)	975
Reserve for customer deductions	1,931	15,351	(14,364)	2,918
Deferred tax asset valuation allowance	175	—	(4)	171

Total	$3,141	$28,478	$(27,158)	$4,461

June 25, 2015
Allowance for doubtful accounts	$209	$36	$(10)	$235
Reserve for cash discounts	650	12,341	(12,191)	800
Reserve for customer deductions	2,351	9,541	(9,961)	1,931
Deferred tax asset valuation allowance	175	—	—	175

Total	$3,385	$21,918	$(22,162)	$3,141

NOTE 17 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)

The following unaudited quarterly consolidated financial data are presented for fiscal 2017 and fiscal 2016. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 29, 2017:
Net sales	$222,293	$249,375	$173,376	$201,591
Gross profit	36,475	43,389	28,426	33,633
Income from operations	16,556	19,742	10,430	11,616
Net income	10,180	12,885	6,336	6,724
Basic earnings per common share	$0.90	$1.14	$0.56	$0.59
Diluted earnings per common share	$0.89	$1.13	$0.55	$0.59
Cash dividends declared per common share	$2.50	$2.50	$—	$—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*
Year Ended June 30, 2016:
Net sales	$225,777	$279,002	$215,742	$231,538
Gross profit	33,205	45,011	25,588	33,664
Income from operations	13,745	19,692	5,469	12,406
Net income	7,990	12,050	3,078	7,277
Basic earnings per common share	$0.71	$1.07	$0.27	$0.65
Diluted earnings per common share	$0.71	$1.07	$0.27	$0.64
Cash dividends declared per common share	$—	$2.00	$—	$—

*	The fourth quarter of fiscal 2016 contained one additional week compared to fiscal 2017.

NOTE 18 — SUBSEQUENT EVENTS

On July 7, 2017, we entered into the Eighth Amendment to Credit Agreement (the “Eighth Amendment”) which eliminated the quarterly restriction on cash dividends and distributions and allows the Company to, without obtaining lender consent, make up to four cash dividends or distributions on its stock per fiscal year, or purchase, acquire, redeem or retire its stock in any fiscal year, in an amount not to exceed $60,000 in the aggregate per fiscal year, as long as no default or event of default exists and the excess availability under the Credit Agreement remains over $30,000 immediately before and after giving effect to any such dividend, distribution, purchase or redemption.

On July 11, 2017, our Board of Directors declared a special cash dividend of $2.00 per share and a regular annual cash dividend of $0.50 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “July 2017 Dividends”). The July 2017 Dividends of approximately $28,370 were paid on August 15, 2017 to stockholders of record as of the close of business on August 2, 2017.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 29, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 29, 2017, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 29, 2017.

The effectiveness of our internal control over financial reporting as of June 29, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Independence of the Audit Committee” of our Proxy Statement for the 2017 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at www.jbssinc.com.

Item 11 — Executive Compensation

The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2017 Annual Meeting are incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2017 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The Sections entitled “Corporate Governance — Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2017 Annual Meeting are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 14 — Principal Accounting Fees and Services

The information under the proposal entitled “Ratify the Audit Committee’s Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the 2018 fiscal year” of our Proxy Statement for the 2017 Annual Meeting is incorporated herein by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Comprehensive Income for the Year Ended June 29, 2017, the Year Ended June 30, 2016 and the Year Ended June 25, 2015

Consolidated Balance Sheets as of June 29, 2017 and June 30, 2016

Consolidated Statements of Stockholders’ Equity for the Year Ended June 29, 2017, the Year Ended June 30, 2016 and the Year Ended June 25, 2015

Consolidated Statements of Cash Flows for the Year Ended June 29, 2017, the Year Ended June 30, 2016 and the Year Ended June 25, 2015

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

Item 16 — Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN B. SANFILIPPO & SON, INC.

Date: August 23, 2017	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 23, 2017

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer, Group President, Secretary and Director (Principal Financial Officer)	August 23, 2017

/s/ Frank S. Pellegrino Frank S. Pellegrino	Senior Vice President, Finance, Corporate Controller and Treasurer (Principal Accounting Officer)	August 23, 2017

/s/ Mathias A. Valentine Mathias A. Valentine	Director	August 23, 2017

/s/ Jim Edgar Jim Edgar	Director	August 23, 2017

/s/ Timothy R. Donovan Timothy R. Donovan	Director	August 23, 2017

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 23, 2017

/s/ Daniel M. Wright Daniel M. Wright	Director	August 23, 2017

/s/ Ellen C. Taaffe Ellen C. Taaffe	Director	August 23, 2017

/s/ James J. Sanfilippo James J. Sanfilippo	Director	August 23, 2017

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

No.		Description	Location

	3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005

	3.2	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015

*	10.1	1998 Equity Incentive Plan	Exhibit 10 to the Form 10-Q for the quarter ended September 24, 1998

*	10.2	First Amendment to the 1998 Equity Incentive Plan	Exhibit 10.35 to the Form 10-Q for the quarter ended December 28, 2000

*	10.3	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003	Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003

*	10.4	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003	Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004

*	10.5	Restated Supplemental Retirement Plan	Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007

*	10.6	2008 Equity Incentive Plan, as amended	Exhibit 10.24 to the Form 10-K for the fiscal year ended June 28, 2012

*	10.7	Form of Indemnification Agreement	Exhibit 10.01 to the Form 8-K filed on May 5, 2009

*	10.8	2014 Omnibus Incentive Plan	Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014 (File No. 333-199637)

*	10.9	Amendment No. 1 to the 2014 Omnibus Incentive Plan	Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016

*	10.10	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2016 and 2017 awards cycle)	Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015

No.		Description	Location

*	10.11	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2016 and 2017 awards cycle)	Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015

*	10.12	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2016 awards cycle)	Exhibit 10.40 to the Form 10-Q for the quarter ended December 24, 2015

*	10.13	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2017 awards cycle)	Exhibit 10.18 to the Form 10-Q for the quarter ended December 29, 2016

*	10.14	Retirement Agreement and General Release with Walter “Bobby” Tankersley, effective August 25, 2016	Exhibit 10.19 to the Form 10-K for the year ended June 30, 2016

*	10.15	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015	Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015

	10.16	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent	Exhibit 10.1 to the Form 8-K filed on February 8, 2008

	10.17	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the lenders	Exhibit 10.2 to the Form 8-K filed on February 8, 2008

	10.18	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”)	Exhibit 10.3 to the Form 8-K filed on February 8, 2008

	10.19	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent and Burdale Financial Limited, as a lender	Filed herewith

	10.20	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 10.1 to the Form 8-K filed on July 18, 2011

	10.21	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 10.34 to the Form 10-Q for the quarter ended September 29, 2011

	10.22	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 99.1 to the Form 8-K filed on February 4, 2013

	10.23	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender	Exhibit 99.1 to the Form 8-K filed on December 17, 2013

No.	Description	Location

10.24	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender.	Exhibit 10.1 to the Form 8-K filed on October 3, 2014

10.25	Seventh Amendment to Credit Agreement, dated as of July 7, 2016, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender.	Exhibit 99.2 to the Form 8-K filed on July 7, 2016

10.26	Eighth Amendment to Credit Agreement, dated as of July 7, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender.	Exhibit 99.1 to the Form 8-K filed on July 11, 2017

10.27	First Amendment to Security Agreement, dated as of September 30, 2014, by the Company in favor of Wells Fargo Capital Finance, LLC (f/k/a WFF), as administrative agent for the lenders	Exhibit 10.2 to the Form 8-K filed on October 3, 2014

14	Code of Ethics, as amended	Exhibit 14 to the Form 10-K for the fiscal year ended June 25, 2015

21	Subsidiaries of the Company	Filed herewith

23	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Furnished herewith

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.