Form 10-Q
period 2017-09-28
SANFILIPPO JOHN B & SON INC
filed 2017-11-02
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2017

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

As of October 20, 2017, 8,699,983 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 28, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended
	September 28, 2017	September 29, 2016
Net sales	$214,791	$222,293
Cost of sales	179,951	185,818

Gross profit	34,840	36,475

Operating expenses:
Selling expenses	10,945	11,271
Administrative expenses	6,559	8,115

Total operating expenses	17,504	19,386

Income from operations	17,336	17,089

Other expense:
Interest expense including $194 and $190 to related parties	781	622
Rental and miscellaneous expense, net	622	410
Other expense	492	533

Total other expense, net	1,895	1,565

Income before income taxes	15,441	15,524
Income tax expense	5,009	5,344

Net income	$10,432	$10,180
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in Other expense	279	330
Income tax expense related to pension adjustments	(108)	(125)

Other comprehensive income, net of tax:	171	205

Comprehensive income	$10,603	$10,385

Net income per common share-basic	$0.92	$0.90

Net income per common share-diluted	$0.91	$0.89

Cash dividends declared per share	$2.50	$2.50

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 28, 2017	June 29, 2017	September 29, 2016
ASSETS
CURRENT ASSETS:
Cash	$869	$1,955	$1,362
Accounts receivable, less allowance for doubtful accounts of $273, $263 and $418	71,576	64,830	75,741
Inventories	165,898	182,420	147,196
Prepaid expenses and other current assets	4,543	4,172	3,819

TOTAL CURRENT ASSETS	242,886	253,377	228,118

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	107,278	107,015	106,566
Machinery and equipment	194,449	194,099	190,383
Furniture and leasehold improvements	4,928	4,842	4,733
Vehicles	535	498	453
Construction in progress	5,287	1,075	3,245

	321,762	316,814	314,665
Less: Accumulated depreciation	213,252	210,606	203,782

	108,510	106,208	110,883
Rental investment property, less accumulated depreciation of $9,837, $9,639 and $9,045	19,056	19,254	19,848

TOTAL PROPERTY, PLANT AND EQUIPMENT	127,566	125,462	130,731

Cash surrender value of officers’ life insurance and other assets	9,541	10,125	10,001
Deferred income taxes	9,668	9,095	9,055
Intangible assets, net of accumulated amortization of $18,690, $18,690 and $17,700	—	—	990

TOTAL ASSETS	$389,661	$398,059	$378,895

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 28, 2017	June 29, 2017	September 29, 2016
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$36,454	$29,456	$1,255
Current maturities of long-term debt, including related party debt of $482, $474 and $449 and net of unamortized debt issuance costs of $53, $55 and $63	3,429	3,418	3,387
Accounts payable, including related party payables of $0, $178 and $233	54,544	50,047	60,432
Bank overdraft	1,484	932	1,896
Accrued payroll and related benefits	8,065	15,958	9,287
Other accrued expenses	15,009	10,062	12,097

TOTAL CURRENT LIABILITIES	118,985	109,873	88,354

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $10,461, $10,584 and $10,943 and net of unamortized debt issuance costs of $111, $124 and $164	24,350	25,211	27,779
Retirement plan	21,195	20,994	22,334
Other	6,876	6,513	6,393

TOTAL LONG-TERM LIABILITIES	52,421	52,718	56,506

TOTAL LIABILITIES	171,406	162,591	144,860

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized 8,817,883, 8,801,641 and 8,732,593 shares issued	88	88	87
Capital in excess of par value	118,326	117,772	115,787
Retained earnings	105,252	123,190	125,559
Accumulated other comprehensive loss	(4,233)	(4,404)	(6,220)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	218,255	235,468	234,035

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$389,661	$398,059	$378,895

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarter Ended
	September 28, 2017	September 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,432	$10,180
Depreciation and amortization	3,325	4,025
Loss on disposition of assets, net	165	36
Deferred income tax benefit	(573)	(465)
Stock-based compensation expense	538	550
Change in assets and liabilities:
Accounts receivable, net	(6,746)	2,346
Inventories	16,522	9,377
Prepaid expenses and other current assets	(371)	554
Accounts payable	2,682	15,808
Accrued expenses	(7,254)	(6,732)
Income taxes payable	4,308	5,797
Other long-term assets and liabilities	37	(297)
Other, net	372	428

Net cash provided by operating activities	23,437	41,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,876)	(3,705)
Other, net	22	1

Net cash used in investing activities	(2,854)	(3,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	113,298	75,282
Repayments of revolving credit borrowings	(106,300)	(86,111)
Principal payments on long-term debt	(865)	(898)
Increase in bank overdraft	552	1,085
Dividends paid	(28,370)	(28,150)
Issuance of Common Stock under equity award plans	16	31

Net cash used in financing activities	(21,669)	(38,761)

NET DECREASE IN CASH	(1,086)	(858)
Cash, beginning of period	1,955	2,220

Cash, end of period	$869	$1,362

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2018 and fiscal 2017 are to the fiscal year ending June 28, 2018 and the fiscal year ended June 29, 2017, respectively.

•	References herein to the first quarter of fiscal 2018 and fiscal 2017 are to the quarters ended September 28, 2017 and September 29, 2016, respectively.

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

The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 29, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K for the fiscal year ended June 29, 2017.

Note 2 – Inventories

Inventories consist of the following:

	September 28, 2017	June 29, 2017	September 29, 2016
Raw material and supplies	$50,086	$79,609	$51,563
Work-in-process and finished goods	115,812	102,811	95,633

Total	$165,898	$182,420	$147,196

Note 3 – Credit Facility

On July 7, 2017, we entered into the Eighth Amendment to our Credit Facility which eliminated the quarterly restriction on cash dividends and distributions and allows the Company to, without obtaining lender consent, make up to four cash dividends or distributions on our stock per fiscal year, or purchase, acquire, redeem or retire stock in any fiscal year, in an amount not to exceed $60,000 in the aggregate per fiscal year, as long as no default or event of default exists and the excess availability under the Credit Facility remains over $30,000 immediately before and after giving effect to any such dividend, distribution, purchase or redemption.

At September 28, 2017, we had $77,371 of available credit under the Credit Facility which reflects borrowings of $36,454 and reduced availability as a result of $3,675 in outstanding letters of credit. As of September 28, 2017, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility.

Note 4 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended
	September 28, 2017	September 29, 2016
Weighted average number of shares outstanding – basic	11,351,307	11,266,217
Effect of dilutive securities:
Stock options and restricted stock units	90,861	113,878

Weighted average number of shares outstanding – diluted	11,442,168	11,380,095

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for either period presented.

Note 5 – Stock-Based Compensation Plans

During the quarter ended September 28, 2017 there was no significant stock option or restricted stock unit activity.

Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2018 and fiscal 2017 was $538 and $550, respectively. As of September 28, 2017, there was $2,469 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.0 years.

Note 6 – Dividends

On July 11, 2017, our Board of Directors, after considering the financial position of our Company and other factors, declared a special cash dividend of $2.00 per share and a regular annual cash dividend of $0.50 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “July 2017 Dividends”). The July 2017 Dividends of approximately $28,370 were paid on August 15, 2017 to stockholders of record as of the close of business on August 2, 2017.

Note 7 – Retirement Plan

The Supplemental Employee Retirement Plan is an unfunded, non-qualified deferred compensation plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended
	September 28, 2017	September 29, 2016
Service cost	$152	$158
Interest cost	213	203
Amortization of prior service cost	239	239
Amortization of loss	40	91

Net periodic benefit cost	$644	$691

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.

Note 8 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the quarter ended September 28, 2017 and September 29, 2016. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Quarter Ended
	September 28, 2017	September 29, 2016
Balance at beginning of period	$(4,404)	$(6,425)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	279	330
Tax effect	(108)	(125)

Net current-period other comprehensive income	171	205

Balance at end of period	$(4,233)	$(6,220)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter ended September 28, 2017 and September 29, 2016 were as follows:

	For the Quarter Ended		Affected line item in the Consolidated Statements of Comprehensive Income

Reclassifications from AOCL to earnings (b)	September 28, 2017	September 29, 2016
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	$(239)	Other expense
Unrecognized net loss	(40)	(91)	Other expense

Total before tax	(279)	(330)
Tax effect	108	125	Income tax expense

Amortization of defined pension items, net of tax	$(171)	$(205)

(b)	Amounts in parenthesis indicate debits to expense. See Note 7 – “Retirement Plan” above for additional details.

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

We are subject to a class-action complaint for an employment related matter. Mediation for this matter occurred in fiscal 2017. In August 2017, we agreed in principle to a $1,200 settlement for which we were fully reserved at June 29, 2017. The non-monetary components of the settlement are still being finalized.

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	September 28, 2017	June 29, 2017	September 29, 2016
Carrying value of long-term debt:	$27,943	$28,808	$31,393
Fair value of long-term debt:	28,355	29,316	32,657

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

Note 11 – Recent Accounting Pronouncements

The following recent accounting pronouncements have been adopted in the current fiscal year:

In March 2017, the FASB issued ASU No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The amendments in this update require the service cost component of pension expense to be disaggregated from the other components of net periodic benefit cost and be presented in the same line items as other employee compensation costs. All other components of net periodic benefit cost (interest cost, amortization of prior service cost and amortization of unrecognized loss) must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). This update is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as long as it is early adopted in the first interim period of an annual year and financial statements have not been issued or made available for issuance prior to adoption. The amendments in this update should be applied using a retrospective transition method, however, a practical expedient is offered with regard to the prior comparative periods. The Company adopted ASU 2017-07 in the first quarter of fiscal 2018. Service cost continues to be presented as a component of Administrative expense while the remaining components of net periodic benefit cost (interest cost, amortization of prior service cost and amortization of unrecognized loss) are now presented below the caption Other expense on the Consolidated Statements of Comprehensive Income. Adoption of this update required a reclassification in the prior year comparative period of $533 from Administrative expense to Other expense.

In October 2016, the FASB issued ASU No. 2016-17 “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”. This update amends ASU 2015-02 and affects reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. ASU 2016-17 is effective for the Company in fiscal 2018 and requires retrospective application. The adoption of ASU 2016-17 did not have any impact to the Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory”. This update applies to inventory measured using first-in, first-out or average cost and requires inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other causes. This update became effective for the Company beginning in fiscal year 2018 with prospective application required. The adoption of ASU 2015-11 did not have any impact to the consolidated financial statements.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2018 and fiscal 2017 are to the fiscal year ending June 28, 2018 and the fiscal year ended June 29, 2017, respectively.

•	References herein to the first quarter of fiscal 2018 and fiscal 2017 are to the quarters ended September 28, 2017 and September 29, 2016, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

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

The Company’s long-term objective to drive profitable growth, as identified in our strategic plan (the “Strategic Plan”), includes growing Fisher and Orchard Valley Harvest into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe and produce categories, providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel and expanding our offerings into alternative distribution channels. In the first quarter of fiscal 2018, we were notified by a major customer that it intends to reduce purchases of Fisher recipe nuts as it prepares to transition small and some medium package sizes to a private brand program. We intend to focus on the core aspects of our Strategic Plan, including a renewed focus on expanding our distribution into alternative channels to help offset the loss of business at this customer during fiscal 2018.

In addition to the challenges discussed above, we face a number of additional challenges in the future which include, among others, volatile commodity costs for certain tree nuts, especially cashews, and intensified competition for market share from both private brand and name brand nut products. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of promotional, sampling and advertising activity for our Fisher and Orchard Valley Harvest brands. We continue to see domestic sales and volume growth in our Orchard Valley Harvest brand and expect to continue to focus on this portion of our branded business. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $214.8 million for the first quarter of fiscal 2018 decreased 3.4% from our net sales of $222.3 million for the first quarter of fiscal 2017.

Sales volume, measured as pounds sold to customers, was unchanged compared to the first quarter of fiscal 2017.

Gross profit decreased by $1.6 million and our gross profit margin, as a percentage of net sales, decreased to 16.2% for the first quarter of fiscal 2018 compared to 16.4% for the first quarter of fiscal 2017.

Total operating expenses for the first quarter of fiscal 2018 decreased by $1.9 million, or 9.7%, compared to the first quarter of fiscal 2017. As a percentage of net sales, total operating expenses in the first quarter of fiscal 2018 decreased to 8.1% from 8.7% for the first quarter of fiscal 2017.

The total value of inventories on hand at the end of the first quarter of fiscal 2018 increased by $18.7 million, or 12.7%, in comparison to the total value of inventories on hand at the end of the first quarter of fiscal 2017.

We have seen acquisition costs for most domestic tree nuts and cashews increase in the 2017 crop year (which falls into our current 2018 fiscal year). Due to the significant flooding caused by the hurricanes that hit the Southern United States during the first quarter of fiscal 2018, there was some loss of the pecan crop in Georgia which may negatively impact supply and cause acquisition costs to increase during fiscal 2018. While we began to procure inshell walnuts during the first quarter of fiscal 2018, the total payments due to our walnut growers will not be determined until the second and/or third quarters of fiscal 2018. We will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual payments will be determined during the second and/or third quarters of fiscal 2018 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

Our net sales decreased 3.4% to $214.8 million in the first quarter of fiscal 2018 compared to net sales of $222.3 million for the first quarter of fiscal 2017. The decrease in net sales was primarily due to a 3.4% decrease in the weighted average sales price per pound driven by a shift in sales from higher priced tree nuts to lower priced peanuts and trail mixes. Sales volume, which is defined as pounds sold to customers, was unchanged in the quarterly comparison.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 28, 2017	September 29, 2016
Peanuts	15.8%	14.7%
Pecans	13.5	15.0
Cashews & Mixed Nuts	24.6	23.6
Walnuts	8.5	8.8
Almonds	15.4	19.1
Trail & Snack Mixes	16.7	13.8
Other	5.5	5.0

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	September 28, 2017	September 29, 2016	Change	Percent Change
Consumer (1)	$135,968	$135,167	$801	0.6%
Commercial Ingredients	36,409	50,720	(14,311)	(28.2)
Contract Packaging	42,414	36,406	6,008	16.5

Total	$214,791	$222,293	$(7,502)	(3.4)%

(1)	Sales of branded products were approximately 37% and 39% of total consumer sales during the first quarter of fiscal 2018 and fiscal 2017, respectively. Fisher branded products were approximately 80% and 83% of branded sales during the first quarter of fiscal 2018 and fiscal 2017, respectively, with branded produce products accounting for the remaining branded product sales.

Net sales in the consumer distribution channel were relatively unchanged and sales volume increased 1.8% in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The sales volume increase was driven by a 3.7% increase in sales volume of private brand products due to sales growth for almonds and trail mixes with existing customers. Sales volume for Fisher recipe nuts decreased 5.0% due to reductions in orders with a major customer. We were notified in the first quarter that this customer is preparing to replace small and medium sized packages of Fisher recipe nuts with private brand recipe nuts this November. Consequently, we expect that challenges in growing the Fisher recipe nut brand from fiscal 2017 performance will continue during the remainder of fiscal 2018. Sales volume for Fisher snack nuts decreased 9.1%, primarily as a result of reduced merchandising activity compared to merchandising activity that took place in last year’s first quarter. Sales volume of Orchard Valley Harvest produce products increased 10.2% due to expanded distribution of multi-pack items.

Net sales in the commercial ingredients distribution channel decreased by 28.2% in dollars and sales volume decreased 17.1% in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The sales volume decrease was primarily due to the loss of the bulk almond butter customer that occurred in the second quarter of fiscal 2017.

Net sales in the contract packaging distribution channel increased by 16.5% in dollars and 14.7% in sales volume in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The sales volume increase was primarily due to increased sales of trail mixes and snack bite cluster products to existing customers.

Gross Profit

Gross profit decreased by $1.6 million, or 4.5%, to $34.8 million for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Our gross profit margin, as a percentage of net sales, decreased to 16.2% for the first quarter of fiscal 2018 compared to 16.4% for the first quarter of fiscal 2017. The decreases in gross profit and gross profit margin were mainly attributable to higher pecan and cashew acquisition costs. The shift in product mix that drove the decline in net sales also contributed to the decline in gross profit.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2018 decreased by $1.9 million to $17.5 million. Operating expenses for the first quarter of fiscal 2018 decreased to 8.1% of net sales from 8.7% of net sales for the first quarter of fiscal 2017 due primarily from decreases in incentive compensation, base compensation and amortization expenses.

Selling expenses for the first quarter of fiscal 2018 were $10.9 million, a decrease of $0.3 million, or 2.9%, from the first quarter of fiscal 2017, driven primarily by a decrease in incentive compensation expense.

Administrative expenses for the first quarter of fiscal 2018 were $6.6 million, a decrease of $1.6 million, or 19.2%, from the first quarter of fiscal 2017. The decrease was driven primarily by a decrease in incentive and other compensation related expenses of $1.2 million mainly due to the retirement of several executives in the second half of fiscal 2017 and $0.4 million less amortization expense.

Income from Operations

Due to the factors discussed above, income from operations increased to $17.3 million, or 8.1% of net sales, for the first quarter of fiscal 2018 from $17.1 million, or 7.7% of net sales, for the first quarter of fiscal 2017.

Interest Expense

Interest expense was $0.8 million for the first quarter of fiscal 2018 compared to $0.6 million in the first quarter of fiscal 2017. The increase in interest expense was due primarily to higher debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.6 million for the first quarter of fiscal 2018 compared to $0.4 million for the first quarter of fiscal 2017.

Other Expense

Other expense consists of pension related expenses other than the service cost component and was $0.5 million for both the first quarter of fiscal 2018 and fiscal 2017.

Income Tax Expense

Income tax expense was $5.0 million, or 32.4% of income before income taxes (“Effective Tax Rate”), for the first quarter of fiscal 2018 compared to $5.3 million, or 34.4% of income before income taxes, for the first quarter of fiscal 2017. The Illinois corporate income tax rate increased during the current first quarter which required an increase to the rate at which we measure our deferred tax assets and liabilities. The resulting increase in our deferred tax assets and liabilities favorably impacted our Effective Tax Rate approximately 2.6% this quarter.

Net Income

Net income was $10.4 million, or $0.92 per common share basic and $0.91 per share diluted, for the first quarter of fiscal 2018, compared to $10.2 million, or $0.90 per common share basic and $0.89 per share diluted, for the first quarter of fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan through growing our branded and private label nut programs and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended most recently in July 2017 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products (especially our Fisher and Orchard Valley Harvest brands), reinvest in the Company through capital expenditures, develop new products, pay a special cash dividend the past six years, consummate business acquisitions and other strategic acquisitions and explore other growth strategies outlined in our Strategic Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first quarter of fiscal 2018 and 2017, respectively (dollars in thousands):

	September 28, 2017	September 29, 2016	$ Change
Operating activities	$23,437	$41,607	$(18,170)
Investing activities	(2,854)	(3,704)	850
Financing activities	(21,669)	(38,761)	17,092

Net decrease in cash	$(1,086)	$(858)	$(228)

Operating Activities Net cash provided by operating activities was $23.4 million for the first quarter of fiscal 2018 compared to $41.6 million for the first quarter of fiscal 2017. The decrease in operating cash flow was primarily due to the timing of accounts payable and accounts receivable collections.

Total inventories were $165.9 million at September 28, 2017, a decrease of $16.5 million, or 9.1%, from the inventory balance at June 29, 2017, and an increase of $18.7 million, or 12.7%, from the inventory balance at September 29, 2016. The decrease at September 28, 2017 compared to June 29, 2017 was primarily due to lower quantities of pecans and walnuts on hand. The increase in inventories at September 28, 2017 compared to September 29, 2016 was primarily driven by higher acquisition costs for pecans and cashews. Our nut commodity purchases were $10.6 million less during the first quarter of fiscal 2018 than the same period of fiscal 2017, primarily due to the procurement of lower quantities of walnuts and almonds.

Raw nut and dried fruit input stocks, some of which are classified as work in process, decreased by 9.6 million pounds, or 21.7%, at September 28, 2017 compared to September 29, 2016. The decrease was attributable mainly to lower quantities of inshell walnuts on hand. The weighted average cost per pound of raw nut and dried fruit input stocks on hand at the end of the first quarter of fiscal 2018 increased 50.1% compared to the end of the first quarter of fiscal 2017 due to higher acquisition costs for pecans and cashews.

Investing Activities Cash used in investing activities, primarily all for capital expenditures, was $2.9 million during the first quarter of fiscal 2018 compared to $3.7 million for the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2018 to be approximately $14.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $21.7 million during the first quarter of fiscal 2018 compared to $38.8 million for the same period last year. Net short term borrowings under our Credit Facility increased $7.0 million during the first quarter of fiscal 2018 compared to net repayments of $10.8 million for the first quarter of fiscal 2017 due to more cash used for working capital in the first quarter of fiscal 2018.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into the Elgin Site. The Elgin Site includes both an office building and a warehouse. We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 70% of the office building is currently vacant and approximately 75% of the office building has been built-out. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space.

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

The Credit Facility, as most recently amended in July 2017, is secured by substantially all of our assets other than machinery and equipment, real property, and fixtures and matures on July 7, 2021. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”).

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

At September 28, 2017, the weighted average interest rate for the Credit Facility was 3.0%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 28, 2017, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At September 28, 2017, we had $77.4 million of available credit under the Credit Facility. If this entire amount were borrowed at September 28, 2017, we would still be in compliance with all restrictive covenants under the Credit Facility.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 28, 2017, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 28, 2017, $10.9 million of the debt obligation was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 29, 2017.

Recent Accounting Pronouncements

Refer to Note 11 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, contained in Part I, Item 1 of this form 10-Q, for a discussion of recently issued and adopted accounting pronouncements.

FORWARD LOOKING STATEMENTS

Some of the statements in this report are forward-looking (including statements concerning our expectations regarding market risk and the impact of the purchasing decisions of major customers). These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for the Company’s products, such as a decline in sales (of branded products, private label products or otherwise) to one or more key customers, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (vi) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vii) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (viii) the ability of the Company to control expenses, such as compensation, medical and administrative expense; (ix) the potential negative impact of government regulations and laws and regulations pertaining to food safety, such as the Food Safety Modernization Act; (x) uncertainty in economic conditions, including the potential for economic downturn; (xi) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (xii) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xiii) losses due to significant disruptions at any of our production or processing facilities; (xiv) the ability to implement our Strategic Plan, including growing our branded and private brand product sales and expanding into alternative sales channels; (xv) technology disruptions or failures; (xvi) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; (xvii) the Company’s ability to manage successfully the price gap between its private brand products and those of its branded competitors; and (xiii) potential increased industry-specific regulation pending the U.S. Food and Drug Administration assessment of the risk of Salmonella contamination associated with tree nuts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2017.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 28, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2017, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 28, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 9 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2017. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 29, 2017 during the first quarter of fiscal 2018.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2017.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index below.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

*10.1	1998 Equity Incentive Plan (incorporated by reference from Exhibit 10 to the Form 10-Q for the quarter ended September 24, 1998)

*10.2	First Amendment to the 1998 Equity Incentive Plan (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 28, 2000)

*10.3	Form of Option Grant Agreement under the 1998 Equity Incentive Plan (incorporated by reference from Exhibit 10.57 to the Form 10-K for the fiscal year ended June 30, 2005)

*10.4	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.5	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

*10.6	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007

*10.7	2008 Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.24 to the Form 10-K for the fiscal year ended June 28, 2012)

*10.8	Form of Employee Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on November 12, 2009)

*10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on November 8, 2010)

Exhibit No.	Description

*10.10	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.11	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

*10.12	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.13	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle) (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended September 25, 2014)

*10.14	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle) (incorporated by reference from Exhibit 10.36 to the Form 10-Q for the quarter ended September 25, 2014)

*10.15	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2015 awards cycle) (incorporated by reference from Exhibit 10.37 to the Form 10-Q for the quarter ended September 25, 2014)

*10.16	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2016 and 2017 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

*10.17	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2016 and 2017 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.18	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2016 awards cycle) (incorporated by reference from Exhibit 10.40 to the Form 10-Q for the quarter ended December 24, 2015)

*10.19	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2017 awards cycle) (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 26, 2016)

Exhibit No.	Description

*10.20	Retirement Agreement and General Release with Walter “Bobby” Tankersley, effective August 25, 2016 (incorporated by reference from Exhibit 10.19 to the Form 10-K for the year ended June 30, 2016)

*10.21	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.22	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 8, 2008)

10.23	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the Lenders (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 8, 2008)

10.24	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”) (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on February 8, 2008)

10.25	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent and Burdale Financial Limited, as a lender (incorporated by reference from Exhibit 10.19 to the Form 10-K filed on August 23, 2017)

10.26	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 18, 2011)

10.27	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 10.34 to the Form 10-Q for the quarter ended September 29, 2011)

Exhibit No.	Description

10.28	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on February 4, 2013)

10.29	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 17, 2013)

10.30	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 3, 2014)

10.31	Seventh Amendment to Credit Agreement, dated as of July 7, 2016, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on July 7, 2016)

10.32	Eighth Amendment to Credit Agreement, dated as of July 7, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on July 11, 2017)

10.33	First Amendment to Security Agreement, dated as of September 30, 2014, by the Company in favor of Wells Fargo Capital Finance, LLC (f/k/a WFF), as administrative agent for the lenders (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 3, 2014)

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (filed herewith)

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (filed herewith)

Exhibit No.	Description

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (furnished herewith)

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 2, 2017.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary