Form 10-Q
period 2017-12-28
SANFILIPPO JOHN B & SON INC
filed 2018-02-05
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2017

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

As of January 25, 2018, 8,744,197 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 28, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 28, 2017	December 29, 2016	December 28, 2017	December 29, 2016
Net sales	$259,118	$249,375	$473,909	$471,668
Cost of sales	221,238	205,986	401,189	391,804

Gross profit	37,880	43,389	72,720	79,864

Operating expenses:
Selling expenses	15,844	15,370	26,789	26,641
Administrative expenses	7,787	7,744	14,346	15,859

Total operating expenses	23,631	23,114	41,135	42,500

Income from operations	14,249	20,275	31,585	37,364

Other expense:
Interest expense including $245, $201, $439 and $391 to related parties	805	608	1,586	1,230
Rental and miscellaneous expense, net	241	299	863	709
Other expense	493	533	985	1,066

Total other expense, net	1,539	1,440	3,434	3,005

Income before income taxes	12,710	18,835	28,151	34,359
Income tax expense	4,954	5,950	9,963	11,294

Net income	$7,756	$12,885	$18,188	$23,065
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	281	331	560	661
Income tax expense related to pension adjustments	(111)	(126)	(219)	(251)

Other comprehensive income, net of tax	170	205	341	410

Comprehensive income	$7,926	$13,090	$18,529	$23,475

Net income per common share-basic	$0.68	$1.14	$1.60	$2.04

Net income per common share-diluted	$0.68	$1.13	$1.59	$2.03

Cash dividends declared per share	$—	$2.50	$2.50	$5.00

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	December 28, 2017	June 29, 2017	December 29, 2016
ASSETS
CURRENT ASSETS:
Cash	$3,052	$1,955	$2,031
Accounts receivable, less allowance for doubtful accounts of $273, $263 and $306	70,437	64,830	66,007
Inventories	168,852	182,420	182,653
Prepaid expenses and other current assets	13,457	4,172	6,841

TOTAL CURRENT ASSETS	255,798	253,377	257,532

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	108,092	107,015	106,566
Machinery and equipment	196,715	194,099	193,859
Furniture and leasehold improvements	4,951	4,842	4,803
Vehicles	535	498	453
Construction in progress	2,652	1,075	1,483

	322,230	316,814	316,449
Less: Accumulated depreciation	214,426	210,606	206,751

	107,804	106,208	109,698
Rental investment property, less accumulated depreciation of $10,035, $9,639 and $9,244	18,858	19,254	19,650

TOTAL PROPERTY, PLANT AND EQUIPMENT	126,662	125,462	129,348

Cash surrender value of officers’ life insurance and other assets	9,057	10,125	10,091
Deferred income taxes	5,979	9,095	8,109
Goodwill	9,638	—	—
Intangible assets, net	19,341	—	611

TOTAL ASSETS	$426,475	$398,059	$405,691

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	December 28, 2017	June 29, 2017	December 29, 2016
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$30,000	$29,456	$12,427
Current maturities of long-term debt, including related party debt of $4,324, $474 and $457 and net of unamortized debt issuance costs of $50, $55 and $60	7,274	3,418	3,397
Accounts payable, including related party payables of $0, $178 and $32	84,834	50,047	90,787
Bank overdraft	2,894	932	2,652
Accrued payroll and related benefits	6,333	15,958	10,609
Other accrued expenses	9,387	10,062	9,966

TOTAL CURRENT LIABILITIES	140,722	109,873	129,838

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $17,682, $10,584 and $10,825 and net of unamortized debt issuance costs of $100, $124 and $150	30,832	25,211	26,925
Retirement plan	21,396	20,994	22,532
Other	7,084	6,513	6,695

TOTAL LONG-TERM LIABILITIES	59,312	52,718	56,152

TOTAL LIABILITIES	200,034	162,591	185,990

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,859,097, 8,801,641 and 8,785,938 shares issued	89	88	88
Capital in excess of par value	118,585	117,772	116,676
Retained earnings	113,008	123,190	110,130
Accumulated other comprehensive loss	(4,063)	(4,404)	(6,015)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	226,441	235,468	219,701

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$426,475	$398,059	$405,691

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 28, 2017	December 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,188	$23,065
Depreciation and amortization	7,064	7,973
Loss on disposition of assets, net	319	53
Deferred income tax expense	3,116	481
Stock-based compensation expense	1,429	1,428
Change in assets and liabilities, net of business acquired:
Accounts receivable, net	(3,176)	12,067
Inventories	15,525	(26,080)
Prepaid expenses and other current assets	(5,111)	(2,468)
Accounts payable	34,014	46,925
Accrued expenses	(9,124)	(4,672)
Income taxes payable	(5,422)	2,928
Other long-term assets and liabilities	694	(115)
Other, net	915	845

Net cash provided by operating activities	58,431	62,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,966)	(6,672)
Acquisition of Squirrel Brand L.P.	(21,909)	—
Other	72	48

Net cash used in investing activities	(28,803)	(6,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	226,985	166,816
Repayments of revolving credit borrowings	(226,441)	(166,473)
Principal payments on long-term debt	(2,052)	(1,758)
Increase in bank overdraft	1,962	1,841
Dividends paid	(28,370)	(56,464)
Issuance of Common Stock under equity award plans	16	43
Taxes paid related to net share settlement of equity awards	(631)	—

Net cash used in financing activities	(28,531)	(55,995)

NET INCREASE (DECREASE) IN CASH	1,097	(189)
Cash, beginning of period	1,955	2,220

Cash, end of period	$3,052	$2,031

Supplemental disclosure of non-cash investing activities:
Acquisition of Squirrel Brand L.P. through note payable	$11,500	$—

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2018 and fiscal 2017 are to the fiscal year ending June 28, 2018 and the fiscal year ended June 29, 2017, respectively.

•	References herein to the second quarter of fiscal 2018 and fiscal 2017 are to the quarters ended December 28, 2017 and December 29, 2016, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2018 and fiscal 2017 are to the twenty-six weeks ended December 28, 2017 and December 29, 2016, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds, and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts, and Sunshine Country brand names. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. Our products are sold through three primary distribution channels to significant buyers of nuts, including food retailers in the consumer channel, commercial ingredient users and contract packaging customers.

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

Note 2 – Inventories

Inventories consist of the following:

	December 28, 2017	June 29, 2017	December 29, 2016
Raw material and supplies	$80,867	$79,609	$107,735
Work-in-process and finished goods	87,985	102,811	74,918

Total	$168,852	$182,420	$182,653

Note 3 – Acquisition of Squirrel Brand L.P.

On November 30, 2017, we acquired certain assets and assumed certain liabilities (the “Acquisition”) of Squirrel Brand L.P. (“Squirrel Brand”) for a purchase price of $31,500, subject to a working capital adjustment. After giving effect to the initial working capital adjustment, the purchase price was $33,409, of which $21,909 was paid in cash and $11,500 was financed by the seller through a three-year unsecured promissory note (the “Promissory Note”). The final working capital adjustment, if any, will be completed in our upcoming third quarter of fiscal 2018. The cash portion of the acquisition price was funded from our credit facility. The Promissory Note bears interest at 5.5% per annum and is payable in equal monthly principal payments of $319, plus interest, beginning in January 2018. The Promissory Note can be prepaid without penalty.

The Squirrel Brand business is one of the nation’s leading suppliers of indulgent and premium roasted nuts and snack mixes under its Squirrel Brand and Southern Style Nuts brands. Prior to the Acquisition, Squirrel Brand was a customer in our Contract Packaging sales channel for fourteen years. The Acquisition has been accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations”. As a result of the Acquisition, we expanded our customer base and branded product portfolio, as well as increased our customer reach, especially into alternative distribution channels.

The total purchase price of $33,409 has been allocated on a preliminary basis to the fair values of the assets acquired and liabilities assumed as follows:

Accounts receivable	$2,446
Inventories	1,957
Other assets	75
Identifiable intangible assets:
Customer relationships	10,500
Brand names	8,900
Non-compete agreement	270
Goodwill	9,638
Accounts payable and accrued expenses	(377)

Total Purchase Price	$33,409

The customer relationship assets represent the value of the long-term strategic relationship the Squirrel Brand business has with its significant customers, which we are amortizing over a weighted-average life of 7.5 years. The assets were valued using an income approach, specifically the “multi-period excess earnings” method, which identifies an estimated stream of revenues and expenses for a particular group of assets from which deductions of portions of the projected economic benefits, attributable to assets other than the subject asset (contributory assets), are deducted in order to isolate the prospective earnings of the subject asset. This value is considered a level 3 measurement under the GAAP fair value hierarchy.

The brand name assets represent the value of the established Squirrel Brand and Southern Style Nuts names. We applied the income approach through a relief from royalty method analysis to determine the preliminary fair value of the brand name assets. We are amortizing the brand name assets over a weighted-average life of 13.8 years.

Goodwill, which is expected to be deductible for taxes, arises from intangible assets that do not qualify for separate recognition and expected synergies from combining the operations of Squirrel Brand with the Company. There were no material contingencies recognized or unrecognized associated with the acquired business.

The purchase price allocation, especially amounts allocated to goodwill and intangible assets are based on preliminary valuations and are subject to final adjustments to reflect the final net working capital adjustment and valuations.

The following reflects the unaudited pro forma results of operations of the Company as if the Acquisition had taken place at the beginning of fiscal 2017. This pro forma information does not purport to represent what the Company’s actual results would have been if the Acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Year-Ended June 29, 2017	Twenty-six weeks ended December 28, 2017
Pro forma net sales	$863,267	$479,054
Pro forma net income	36,723	18,762
Pro forma diluted earnings per share	$3.22	$1.64

These unaudited pro forma results have been calculated after applying our accounting policies and adjusting the results of the Squirrel Brand business to reflect elimination of transaction costs and to record additional amortization and interest expense that would have been charged, assuming the fair value adjustment to intangible assets since July 1, 2016, net of related income taxes in respect of pro forma net income and diluted earnings per share performance. Transaction costs of $500, already recorded in Administrative expenses, are excluded from the pro forma net income for the twenty-six weeks ended December 28, 2017 stated above.

Net sales of $3,976 resulting from the Acquisition are included in our consolidated financial results as of December 28, 2017 since the Acquisition closed on November 30, 2017.

Since the Acquisition, we continue to operate in a single reportable operating segment that consists of selling various nut and nut-related products through three sales distribution channels.

Note 4 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization, which resulted entirely from the Acquisition, are based on our preliminary purchase price allocation and consist of the following at December 28, 2017:

	December 28, 2017	Weighted-average amortization period (years)
Customer relationships	$10,500	7.5
Brand names	8,900	13.8
Non-compete agreement	270	5.0

	19,670	11.3
Less accumulated amortization:
Customer relationships	(267)
Brand names	(58)
Non-compete agreement	(4)

	(329)

Net intangible assets	$19,341

Gross intangible assets of $18,690 from previous acquisitions were fully amortized as of June 29, 2017.

Customer relationships are being amortized on an accelerated basis. The brand names consist of the Squirrel Brand and Southern Style Nuts brand names.

Total amortization expense related to intangible assets, which is a component of Administrative expense, was $329 for the quarter and twenty-six weeks ended December 28, 2017. Amortization expense for the remainder of fiscal 2018, based on our preliminary purchase price allocation, is expected to be approximately $1,685 and expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 27, 2019	$3,028
June 25, 2020	2,500
June 24, 2021	2,162
June 30, 2022	1,894
June 29, 2023	1,659

Our net goodwill of $9,638 relates entirely to the Acquisition. The changes in the carrying amount of goodwill during the twenty-six weeks ended December 28, 2017 are as follows:

Net balance at June 29, 2017	$—
Goodwill acquired during the period	9,638

Net balance at December 28, 2017	$9,638

The Company will perform a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate.

Note 5 – Credit Facility

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

On November 29, 2017, we entered into the Consent and Ninth Amendment to our Credit Agreement (the “Ninth Amendment”). The Ninth Amendment provides lender consent for us to incur unsecured debt (in particular, the Promissory Note) in connection with our acquisition of the Squirrel Brand business, and for: (i) the incurrence of unsecured debt in connection with the Acquisition and (ii) the Acquisition to constitute a “Permitted Acquisition” under the terms of the Credit Agreement. The Ninth Amendment also modified our collateral reporting requirements.

At December 28, 2017, we had $83,825 of available credit under the Credit Facility which reflects borrowings of $30,000 and reduced availability as a result of $3,675 in outstanding letters of credit. As of December 28, 2017, we were in compliance with all covenants under the Credit Facility and Mortgage Facility.

Note 6 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 28, 2017	December 29, 2016	December 28, 2017	December 29, 2016
Weighted average number of shares outstanding – basic	11,375,512	11,304,617	11,363,409	11,285,417
Effect of dilutive securities:
Stock options and restricted stock units	50,786	69,200	70,824	91,539

Weighted average number of shares outstanding – diluted	11,426,298	11,373,817	11,434,233	11,376,956

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for the current quarter and twenty-six week periods presented.

Note 7 – Stock-Based Compensation Plans

During the second quarter of fiscal 2018, there were 60,582 restricted stock units (“RSUs”) awarded to employees and non-employee members of the Board of Directors. The vesting period is generally three years for awards to employees and one year for awards to non-employee directors.

Stock option activity was insignificant during the first half of fiscal 2018.

The following is a summary of RSU activity for the first half of fiscal 2018:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 29, 2017	201,858	$40.36
Activity:
Granted	60,582	54.41
Vested	(55,956)	38.24
Forfeited	(11,038)	33.59

Outstanding at December 28, 2017	195,446	$45.70

At December 28, 2017, there are 60,490 RSUs outstanding that are vested but deferred.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 28, 2017	December 29, 2016	December 28, 2017	December 29, 2016
Stock-based compensation expense	$891	$878	$1,429	$1,428

As of December 28, 2017, there was $4,875 of total unrecognized compensation expense related to non-vested RSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.9 years.

Note 8 – Dividends

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

Note 9 – Retirement Plan

The Supplemental Employee Retirement Plan is an unfunded, non-qualified deferred compensation plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 28, 2017	December 29, 2016	December 28, 2017	December 29, 2016
Service cost	$152	$158	$304	$316
Interest cost	212	202	425	405
Amortization of prior service cost	240	240	479	479
Amortization of loss	41	91	81	182

Net periodic benefit cost	$645	$691	$1,289	$1,382

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.

Note 10 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the twenty-six weeks ended December 28, 2017 and December 29, 2016. These changes are all related to our defined benefit pension plan.

Changes to AOCL(a)	For the Twenty-six Weeks Ended
	December 28, 2017	December 29, 2016
Balance at beginning of period	$(4,404)	$(6,425)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	560	661
Tax effect	(219)	(251)

Net current-period other comprehensive income	341	410

Balance at end of period	$(4,063)	$(6,015)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter and twenty-six weeks ended December 28, 2017 and December 29, 2016 were as follows:

	For the Quarter Ended		For the Twenty-six Weeks Ended		Affected line item in the Consolidated Statements of Comprehensive Income
Reclassifications from AOCL to earnings(b)	December 28, 2017	December 29, 2016	December 28, 2017	December 29, 2016
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(240)	$(240)	$(479)	$(479)	Other expense
Unrecognized net loss	(41)	(91)	(81)	(182)	Other expense

Total before tax	(281)	(331)	(560)	(661)
Tax effect	111	126	219	251	Income tax expense

Amortization of defined pension items, net of tax	$(170)	$(205)	$(341)	$(410)

(b)	Amounts in parenthesis indicate debits to expense. See Note 9 – “Retirement Plan” above for additional details.

Note 11 – Income Taxes

Income tax expense as a percent of pre-tax income (the “Effective Tax Rate”) for the quarter ended December 28, 2017 was 39.0% compared to an Effective Tax Rate of 31.6% for the quarter ended December 29, 2016. The Effective Tax Rate for the twenty-six weeks ended December 28, 2017 was 35.4% compared to an Effective Tax Rate of 32.9% for the twenty-six weeks ended December 29, 2016. The increase in the Effective Tax Rate for the quarter and six months ended December 28, 2017 was primarily related to the re-measurement of our net deferred tax assets incorporating the new federal income tax rate.

H.R.1, originally known as the Tax Cuts and Jobs Act of 2017, was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21%, which will have a material favorable impact on our effective income tax rate and cash income taxes paid going forward. Because we have a June fiscal year-end, the lower corporate income tax rate will be phased in during the 2018 calendar year, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 28, 2018, and 21% for subsequent fiscal years. Our net deferred tax asset balances are recorded at the tax rate expected to be in effect during the period in which the related temporary differences reverse. Therefore, this reduction in the corporate federal income tax rate required a non-cash reduction of our net deferred tax asset balances and a corresponding increase in income tax expense of $2,408 during the quarter and twenty-six weeks ended December 28, 2017. We scheduled out the expected reversal of temporary differences, including anticipated changes in our pension accrual and fixed asset acquisitions for the next six months, which required the use of reasonable estimates. Actual results could differ from those estimates, and thus further adjustment of our deferred tax asset balances are possible.

Windfall tax benefits related to the excess tax deduction of share-based compensation of $332 and $446 for the quarter and twenty-six weeks ended December 28, 2017 partially offset the impact of the reduction of the corporate tax rate.

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	December 28, 2017	June 29, 2017	December 29, 2016
Carrying value of long-term debt:	$38,256	$28,808	$30,532
Fair value of long-term debt:	38,584	29,316	31,124

The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 14 – Related Party Transaction

In connection with the Acquisition on November 30, 2017, we incurred $11,500 of unsecured debt to the principal owner and seller of the Squirrel Brand business, who was subsequently appointed as an executive officer of the Company. The interest rate on the Promissory Note is 5.5% per annum and the outstanding balance at December 28, 2017 was $11,181. Interest paid on the Promissory Note during the second quarter of fiscal 2018 was immaterial.

Note 15 – Recent Accounting Pronouncements

The following recent accounting pronouncements have been adopted in the current fiscal year:

In March 2017, the FASB issued ASU No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The amendments in this update require the service cost component of pension expense to be disaggregated from the other components of net periodic benefit cost and be presented in the same line items as other employee compensation costs. All other components of net periodic benefit cost (interest cost, amortization of prior service cost and amortization of unrecognized loss) must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). This update is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as long as it is early adopted in the first interim period of an annual year and financial statements have not been issued or made available for issuance prior to adoption. The amendments in this update should be applied using a retrospective transition method, however, a practical expedient is offered with regard to the prior comparative periods. The Company adopted ASU 2017-07 in the first quarter of fiscal 2018. Service cost continues to be presented as a component of Administrative expense while the remaining components of net periodic benefit cost (interest cost, amortization of prior service cost and amortization of unrecognized loss) are now presented below the caption Other expense on the Consolidated Statements of Comprehensive Income. Adoption of this update required a reclassification of $533 and $1,066 in the prior year second quarter and twenty-six week period, respectively, from Administrative expense to Other expense.

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

The following recent accounting pronouncements have not yet been adopted:

In January 2017, the FASB issued ASC Update No. 2017-04 “Intangibles—Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment”. The purpose of this update is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the impaired fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination, commonly referred to as “Step 2”. Under this amendment, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. This update is effective beginning in fiscal 2021. We do not expect this update to have a material impact on our Consolidated Financial Statements.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2018 and fiscal 2017 are to the fiscal year ending June 28, 2018 and the fiscal year ended June 29, 2017, respectively.

•	References herein to the second quarter of fiscal 2018 and fiscal 2017 are to the quarters ended December 28, 2017 and December 29, 2016, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2018 and fiscal 2017 are to the twenty-six weeks ended December 28, 2017 and December 29, 2016, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts, and Sunshine Country brand names. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names. We distribute our products in the consumer, commercial ingredients and contract packaging distribution channels.

The Company’s long-term objective to drive profitable growth, as identified in our strategic plan (the “Strategic Plan”), includes growing Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe and produce categories, providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel and increasing our consumer reach efforts, including by expanding our product offerings into alternative distribution channels. We executed on our Strategic Plan in the second quarter of fiscal 2018 by completing the strategic acquisition of Squirrel Brand, L.P. (“Squirrel Brand”), a former contract packaging customer. In addition, we managed to grow our Fisher recipe nut sales volume in the quarter by focusing on our promotional activity and expanding distribution, despite a major Fisher recipe nut customer transitioning to a private label program for certain package types during the quarter.

We face a number of challenges in the future which include, among others, volatile commodity costs for certain tree nuts, especially cashews, and intensified competition for market share from both private brand and name brand products. We also face changing industry trends resulting in retail consolidation and Internet price competition for nut and nut related products, as well as significant risks associated with increasing use of fixed price arrangements with certain of our customers. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of promotional and advertising activity for our Fisher and Orchard Valley Harvest brands. We continue to see significant domestic sales and volume growth in our Orchard Valley Harvest brand and expect to continue to focus on this portion of our branded business. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $259.1 million for the second quarter of fiscal 2018 increased 3.9% from our net sales of $249.4 million for the second quarter of fiscal 2017. Net sales for the first twenty-six weeks of fiscal 2018 increased by $2.2 million, or 0.5%, to $473.9 million from net sales of $471.7 million for the first twenty-six weeks of fiscal 2017.

Sales volume, measured as pounds sold to customers, increased 0.7 million pounds, or 0.9% in the second quarter of fiscal 2018, compared to the second quarter of fiscal 2017. Sales volume for the first twenty-six weeks of fiscal 2018 was relatively unchanged compared to the first twenty-six weeks of fiscal 2017.

Gross profit decreased by $5.5 million, and our gross profit margin, as a percentage of net sales, decreased to 14.6% for the second quarter of fiscal 2018 compared to 17.4% for the second quarter of fiscal 2017. Gross profit decreased by $7.1 million and our gross profit margin decreased to 15.3% from 16.9% for the first twenty-six weeks of fiscal 2018 compared to the first twenty-six weeks of fiscal 2017.

Total operating expenses for the second quarter of fiscal 2018 increased by $0.5 million, or 2.2%, compared to the second quarter of fiscal 2017. As a percentage of net sales, total operating expenses in the second quarter of fiscal 2018 decreased to 9.1% from 9.3% for the second quarter of fiscal 2017. For the first half of fiscal 2018, total operating expenses decreased by $1.4 million, to 8.7% of net sales compared to 9.0% for the first half of fiscal 2017.

The total value of inventories on hand at the end of the second quarter of fiscal 2018 decreased by $13.8 million, or 7.6%, in comparison to the total value of inventories on hand at the end of the second quarter of fiscal 2017.

On November 30, 2017 we completed the acquisition of the Squirrel Brand business for a purchase price of $33.4 million (the “Acquisition”). Squirrel Brand is one of the nation’s leading suppliers of indulgent and premium roasted nuts and snack mixes under its Squirrel Brand and Southern Style Nuts brands. Prior to the Acquisition, Squirrel Brand was a customer in our Contract Packaging sales channel for fourteen years. Through this Acquisition, we increased our customer base and branded portfolio as part of our goal of expanding into alternative distribution channels.

We have seen acquisition costs for walnuts, peanuts and cashews increase in the 2017 crop year (which falls into our current 2018 fiscal year). We completed procurement of inshell walnuts during the first half of fiscal 2018. During the third quarter, we will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual final liability will be determined during the third quarter of fiscal 2018 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased 3.9% to $259.1 million in the second quarter of fiscal 2018 compared to net sales of $249.4 million for the second quarter of fiscal 2017. The increase in net sales was primarily due to increased sales of snack and trail mix products in our consumer distribution channel combined with a 2.9% increase in the weighted average sales price per pound. Sales volume, which is defined as pounds sold to customers, increased approximately 0.9% in the quarterly comparison.

For the first twenty-six weeks of fiscal 2018 our net sales were $473.9 million, an increase of $2.2 million, or 0.5%, compared to the same period of fiscal 2017. The increase in net sales was primarily due to a slight increase in sales volume.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 28, 2017	December 29, 2016	December 28, 2017	December 29, 2016
Peanuts	13.0%	13.9%	14.3%	14.2%
Pecans	20.5	22.5	17.4	19.0
Cashews & Mixed Nuts	26.0	23.1	25.4	23.3
Walnuts	9.8	9.6	9.2	9.2
Almonds	12.5	14.1	13.8	16.4
Trail & Snack Mixes	12.9	12.2	14.6	13.0
Other	5.3	4.6	5.3	4.9

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	December 28, 2017	December 29, 2016	Change	Percent Change
Consumer(1)	$181,533	$168,778	$12,755	7.6%
Commercial Ingredients	35,578	40,325	(4,747)	(11.8)
Contract Packaging	42,007	40,272	1,735	4.3

Total	$259,118	$249,375	$9,743	3.9%

(1)	Sales of branded products were approximately 45% and 47% of total consumer sales during the second quarter of fiscal 2018 and fiscal 2017, respectively. Fisher branded products were approximately 84% and 89% of branded sales during the second quarter of fiscal 2018 and fiscal 2017, respectively, with branded produce products accounting for most of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Twenty-six Weeks Ended
Distribution Channel	December 28, 2017	December 29, 2016	Change	Percent Change
Consumer(1)	$317,501	$303,945	$13,556	4.5%
Commercial Ingredients	71,987	91,045	(19,058)	(20.9)
Contract Packaging	84,421	76,678	7,743	10.1

Total	$473,909	$471,668	$2,241	0.5%

(1)	Sales of branded products were approximately 42% and 43% of total consumer sales during the first twenty-six weeks of fiscal 2018 and fiscal 2017, respectively. Fisher branded products were approximately 83% and 87% of branded sales during the first twenty-six weeks of fiscal 2018 and fiscal 2017, respectively, with branded produce products accounting for most of the remaining branded product sales.

Net sales in the consumer distribution channel increased by 7.6% in dollars and 6.6% in sales volume in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The sales volume increase was driven by increased sales of private brand and Orchard Valley Harvest trail mixes. Sales volume for Fisher recipe nuts increased 3.4% due to distribution gains with new and existing customers, increased promotional activity, and a product line extension for raw peanuts. A 55.6% increase in sales volume of Orchard Valley Harvest produce products was driven by new item introductions and distribution gains at new and existing customers. Sales volume for Fisher snack nuts decreased 2.8% mainly from lower promotional activity.

In the first twenty-six weeks of fiscal 2018, net sales in the consumer distribution channel increased by 4.5% in dollars and increased 4.4% in sales volume, compared to the same period of fiscal 2017. The sales volume increase was driven by increased sales of private brand and Orchard Valley Harvest trail mixes.

Net sales in the commercial ingredients distribution channel decreased by 11.8% in dollars and 14.5% in sales volume in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. In the first twenty-six weeks of fiscal 2018, net sales in the commercial ingredients distribution channel decreased by 20.9% in dollars and 15.8% in sales volume compared to the same period of fiscal 2017. The sales volume decrease for both the quarterly and twenty-six week period was primarily due to the loss of a bulk almond butter customer that occurred in the latter part of the fiscal 2017 second quarter.

Net sales in the contract packaging distribution channel increased by 4.3% in dollars and declined 1.9% in sales volume in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The sales volume decrease was mainly due to our acquisition of the Squirrel Brand business at the end of November 2017. Squirrel Brand sales volume for December in the current quarter was included in the consumer and commercial ingredients channels, while Squirrel Brand sales volume for December in the fiscal 2017 second quarter was included in the contract packaging distribution channel because Squirrel Brand was a contract packaging customer during the second quarter of fiscal 2017.

In the first twenty-six weeks of fiscal 2018, net sales in the contract packaging distribution channel increased by 10.1% in dollars and 5.7% in sales volume compared to the first twenty-six weeks of fiscal 2017. Increased sales to an existing customer from new item introductions during the first twenty-six weeks of fiscal 2018 drove the increase in sales volume.

Gross Profit

Gross profit decreased by $5.5 million, or 12.7%, to $37.9 million for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. Our gross profit margin, as a percentage of net sales, decreased to 14.6% for the second quarter of fiscal 2018 compared to 17.4% for the second quarter of fiscal 2017. The decreases in gross profit and gross profit margin were mainly due to increased commodity acquisition costs for walnuts and pecans. We could not raise walnut and pecan selling prices to cover these acquisition cost increases due to prior holiday promotional pricing commitments that we made primarily to support new Fisher recipe nut distribution.

Gross profit decreased by $7.1 million, or 8.9%, to $72.7 million for the first twenty-six weeks of fiscal 2018 compared to the first twenty-six weeks of fiscal 2017. Our gross profit margin decreased to 15.3% for the first twenty-six weeks of fiscal 2018 compared to 16.9% for the first twenty-six weeks of fiscal 2017. The decreases in gross profit and gross profit margin in the year to date comparison occurred primarily for the same reasons cited in the quarterly comparison.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2018 increased by $0.5 million, or 2.2%, to $23.6 million. Operating expenses for the second quarter of fiscal 2018 decreased to 9.1% of net sales from 9.3% of net sales for the second quarter of fiscal 2017.

Selling expenses for the second quarter of fiscal 2018 were $15.8 million, an increase of $0.5 million, or 3.1%, from the second quarter of fiscal 2017. The increase was driven primarily by a $0.5 million increase in compensation related expenses and a $0.4 million increase in freight expense. These expenses were partially offset by a $0.7 million decrease in incentive compensation expense in the current quarter.

Administrative expenses for the second quarter of fiscal 2018 were $7.8 million compared to $7.7 million for the second quarter of fiscal 2017. A $1.5 million decrease in compensation-related expenses, primarily incentive compensation expense, was offset by a $0.6 million increase of transaction and legal expenses, primarily due to the Acquisition , and an increase of $0.4 million of personnel expense. The current quarter also included $0.3 million of amortization expense associated with the Acquisition.

Total operating expenses for the first twenty-six weeks of fiscal 2018 decreased by $1.4 million, or 3.2%, to $41.1 million. Operating expenses decreased to 8.7% of net sales for the first half of fiscal 2018 compared to 9.0% of net sales for the first half of fiscal 2017.

Selling expenses for the first twenty-six weeks of fiscal 2018 were $26.8 million, an increase of $0.1 million, or 0.6%, from the amount recorded for the first twenty-six weeks of fiscal 2017.

Administrative expenses for the first twenty-six weeks of fiscal 2018 were $14.3 million, a decrease of $1.5 million, or 9.5%, compared to the same period of fiscal 2017. The decrease in administrative expenses was due to a $2.1 million decrease in incentive compensation expense, partially offset by a $0.5 million increase of transaction expenses related to the Acquisition. The current year-to-date expenses also include $0.3 million of amortization expense associated with the Acquisition.

Income from Operations

Due to the factors discussed above, income from operations was $14.2 million, or 5.5% of net sales, for the second quarter of fiscal 2018 compared to $20.3 million, or 8.1% of net sales, for the second quarter of fiscal 2017.

Due to the factors discussed above, income from operations was $31.6 million, or 6.7% of net sales, for the first twenty-six weeks of fiscal 2018 compared to $37.4 million, or 7.9% of net sales, for the first twenty-six weeks of fiscal 2017.

Interest Expense

Interest expense was $0.8 million for the second quarter of fiscal 2018 compared to $0.6 million in the second quarter of fiscal 2017. Interest expense for the first two quarters of fiscal 2018 was $1.6 million compared to $1.2 million for the first two quarters of fiscal 2017. The increase in interest expense for both the quarterly and twenty-six week comparison was due primarily to higher debt levels, which were mainly driven by the Acquisition.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.2 million for the second quarter of fiscal 2018 compared to $0.3 million for the second quarter of fiscal 2017. Net rental and miscellaneous expense was $0.9 million for the first twenty-six weeks of fiscal 2018 compared to $0.7 million for the first twenty-six weeks of fiscal 2017.

Other Expense

Other expense consists of pension related expenses other than the service cost component and was $0.5 million for the second quarter of both fiscal 2018 and fiscal 2017. Other expense was $1.0 million and $1.1 million for the first twenty-six weeks of fiscal 2018 and 2017, respectively.

Income Tax Expense

Income tax expense was $5.0 million, or 39.0% of income before income taxes (the “Effective Tax Rate”), for the second quarter of fiscal 2018 compared to $6.0 million, or 31.6% of income before income taxes, for the second quarter of fiscal 2017. For the first twenty-six weeks of fiscal 2018, income tax expense was $10.0 million, or 35.4% of income before income taxes, compared to $11.3 million, or 32.9% of income before income taxes, for the comparable period last year. The net increase in the Effective Tax Rate for the quarterly and twenty-six week comparison was due to a $2.4 million non-cash charge to income tax expense to reduce our deferred tax assets due to the Tax Cuts and Jobs Act of 2017, which lowered the corporate income tax rate to twenty one percent, effective January 1, 2018.

Net Income

Net income was $7.8 million, or $0.68 per common share basic and diluted, for the second quarter of fiscal 2018, compared to $12.9 million, or $1.14 per common share basic and $1.13 per common share diluted, for the second quarter of fiscal 2017.

Net income was $18.2 million, or $1.60 per common share basic and $1.59 per share diluted, for the first twenty-six weeks of fiscal 2018, compared to net income of $23.1 million, or $2.04 per common share basic and $2.03 per share diluted, for the first twenty-six weeks of fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan through growing our branded and private label nut programs and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended most recently in November 2017 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products (especially our Fisher and Orchard Valley Harvest brands), consummate strategic business acquisitions such as the recent acquisition of Squirrel Brand, reinvest in the Company through capital expenditures, develop new products, pay a special cash dividend the past six years and explore other growth strategies outlined in our Strategic Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first half of fiscal 2018 and 2017, respectively (dollars in thousands):

	December 28, 2017	December 29, 2016	$ Change
Operating activities	$58,431	$62,430	$(3,999)
Investing activities	(28,803)	(6,624)	(22,179)
Financing activities	(28,531)	(55,995)	27,464

Net increase (decrease) in cash	$1,097	$(189)	$1,286

Operating Activities Net cash provided by operating activities was $58.4 million for the first twenty-six weeks of fiscal 2018 compared to $62.4 million for the comparative period of fiscal 2017. The net decrease in operating cash flow was primarily due to a $4.9 million reduction in net income.

Total inventories were $168.9 million at December 28, 2017, a decrease of $13.6 million, or 7.4%, from the inventory balance at June 29, 2017, and a decrease of $13.8 million, or 7.6%, from the inventory balance at December 29, 2016. The decrease at December 28, 2017 compared to June 29, 2017 was primarily due to lower quantities of pecans on hand at a lower acquisition cost, partially offset by higher quantities of walnuts on hand at a higher acquisition cost. The decrease in inventories at December 28, 2017 compared to December 29, 2016 was primarily due to lower quantities of pecans on hand combined with lower pecan acquisition costs, partially offset by higher quantities of almonds and finished goods on hand.

Raw nut and dried fruit input stocks, some of which are classified as work in process, decreased by 11.3 million pounds, or 16.6%, at December 28, 2017 compared to December 29, 2016. The weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2018 decreased 3.4% compared to the end of the second quarter of fiscal 2017 primarily due to lower quantities of pecans at lower acquisition costs than the prior year.

Investing Activities Cash used in investing activities was $28.8 million during the first twenty-six weeks of fiscal 2018 compared to $6.6 million for the same period last year. The $22.2 million increase in cash used in investing activities was due to payment of the cash portion of the purchase price for the Squirrel Brand acquisition which was $21.9 million. Cash spent for capital expenditures during the first twenty-six weeks of fiscal 2018 was $0.3 million more than the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2018 to be approximately $14.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used by financing activities was $28.5 million during the first twenty-six weeks of fiscal 2018 compared to $56.0 million for the same period last year. We paid $28.4 million of dividends in the first half of fiscal 2018 compared to $56.5 million during the same period last year.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into the Elgin Site. The Elgin Site includes both an office building and a warehouse. We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 62% of the rentable area in the office building is currently vacant, of which approximately 29% has not been built-out. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space.

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

On November 29, 2017, we entered into the Consent and Ninth Amendment to our Credit Agreement which provided lender consent to incur unsecured debt in connection with our acquisition of the assets of the Squirrel Brand business, and for the acquisition of the Squirrel Brand business to constitute a “Permitted Acquisition” under the terms of the Credit Facility. The Ninth Amendment also modified our collateral reporting requirements.

The Credit Facility, as most recently amended in November 2017, is secured by substantially all of our assets other than machinery and equipment, real property, and fixtures and matures on July 7, 2021. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”).

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

At December 28, 2017, the weighted average interest rate for the Credit Facility was 3.00%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 28, 2017, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At December 28, 2017, we had $83.8 million of available credit under the Credit Facility. If this entire amount were borrowed at December 28, 2017, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility currently accrues interest at a fixed interest rate of 7.63% per annum, payable monthly. Monthly principal payments in the amount of $0.2 million commenced on June 1, 2008. Tranche B under the Mortgage Facility currently accrues interest, as reset on March 1, 2016, at a floating rate of the greater of (i) one month LIBOR plus 3.50% per annum or (ii) 4.25%, payable monthly (the “Floating Rate”). Monthly principal payments in the amount of $0.1 million commenced on June 1, 2008.

In January 2018 we locked the interest rates for both Tranche A and Tranche B at 4.25% beginning March 1, 2018 through March 1, 2023.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 28, 2017, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 28, 2017, $10.8 million of the debt obligation was outstanding.

Squirrel Brand Seller-Financed Note

In November 2017 we completed the Squirrel Brand acquisition. The acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11.5 million (“Promissory Note”). The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $0.3 million, plus interest, beginning in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We have the ability to pre-pay the Promissory Note at any time during the three-year period without penalty. At December 28, 2017, the principal amount of $11.2 million of the Promissory Note was outstanding.

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

FORWARD LOOKING STATEMENTS

Some of the statements in this report are forward-looking (including statements concerning our expectations regarding market risk and the impact of the purchasing decisions of major customers). These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for the Company’s products, such as a decline in sales (of branded products, private label products or otherwise) to one or more key customers, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (vi) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vii) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (viii) the ability of the Company to control expenses, such as compensation, medical and administrative expense; (ix) the potential negative impact of government regulations and laws and regulations pertaining to food safety, such as the Food Safety Modernization Act; (x) uncertainty in economic conditions, including the potential for economic downturn; (xi) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (xii) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xiii) losses due to significant disruptions at any of our production or processing facilities; (xiv) the inability to implement our Strategic Plan, including growing our branded and private brand product sales and expanding into alternative sales channels; (xv) technology disruptions or failures; (xvi) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; (xvii) the Company’s ability to manage successfully the price gap between its private brand products and those of its branded competitors; and (xiii) potential increased industry-specific regulation pending the U.S. Food and Drug Administration assessment of the risk of Salmonella contamination associated with tree nuts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I – Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2017.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 28, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2017, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 28, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 12 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2017. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 29, 2017 during the second quarter of fiscal 2018.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2017.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index below.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

*10.1	1998 Equity Incentive Plan (incorporated by reference from Exhibit 10 to the Form 10-Q for the quarter ended September 24, 1998)

*10.2	First Amendment to the 1998 Equity Incentive Plan (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 28, 2000)

*10.3	Form of Option Grant Agreement under the 1998 Equity Incentive Plan (incorporated by reference from Exhibit 10.57 to the Form 10-K for the fiscal year ended June 30, 2005)

*10.4	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.5	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

*10.6	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

Exhibit No.	Description

*10.7	2008 Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.24 to the Form 10-K for the fiscal year ended June 28, 2012)

*10.8	Form of Employee Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on November 12, 2009)

*10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on November 8, 2010)

*10.10	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.11	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

*10.12	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.13	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle) (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended September 25, 2014)

*10.14	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle) (incorporated by reference from Exhibit 10.36 to the Form 10-Q for the quarter ended September 25, 2014)

*10.15	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2015 awards cycle) (incorporated by reference from Exhibit 10.37 to the Form 10-Q for the quarter ended September 25, 2014)

Exhibit No.	Description

*10.16	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2016, 2017 and 2018 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

*10.17	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2016, 2017 and 2018 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.18	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2016 awards cycle) (incorporated by reference from Exhibit 10.40 to the Form 10-Q for the quarter ended December 24, 2015)

*10.19	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2017 awards cycle) (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 26, 2016)

*10.20	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2018 awards cycle) (filed herewith)

*10.21	Retirement Agreement and General Release with Walter “Bobby” Tankersley, effective August 25, 2016 (incorporated by reference from Exhibit 10.19 to the Form 10-K for the year ended June 30, 2016)

*10.22	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.23	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 8, 2008)

Exhibit No.	Description

10.24	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the Lenders (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 8, 2008)

10.25	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on February 8, 2008)

10.26	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent and Burdale Financial Limited, as a lender (incorporated by reference from Exhibit 10.19 to the Form 10-K filed on August 23, 2017)

10.27	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 18, 2011)

10.28	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 10.34 to the Form 10-Q for the quarter ended September 29, 2011)

10.29	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on February 4, 2013)

Exhibit No.	Description

10.30	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 17, 2013)

10.31	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 3, 2014)

10.32	Seventh Amendment to Credit Agreement, dated as of July 7, 2016, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on July 7, 2016)

10.33	Eighth Amendment to Credit Agreement, dated as of July 7, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on July 11, 2017)

10.34	Consent and Ninth Amendment to Credit Agreement dated as of November 29, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on November 30, 2017)

10.35	First Amendment to Security Agreement, dated as of September 30, 2014, by the Company in favor of Wells Fargo Capital Finance, LLC (f/k/a WFF), as administrative agent for the lenders. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 3, 2014)

*10.36	Employment agreement, dated as of November 30, 2017, by and between the Company and J. Brent Meyer (filed herewith)

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

Exhibit No.	Description

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 5, 2018.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary