Form 10-Q
period 2018-03-29
SANFILIPPO JOHN B & SON INC
filed 2018-05-03
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2018

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

As of April 19, 2018, 8,747,575 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 29, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 29, 2018	March 30, 2017	March 29, 2018	March 30, 2017
Net sales	$203,181	$173,376	$677,090	$645,044
Cost of sales	169,995	144,950	571,184	536,754

Gross profit	33,186	28,426	105,906	108,290

Operating expenses:
Selling expenses	11,626	10,299	38,415	36,940
Administrative expenses	7,457	7,163	21,803	23,022

Total operating expenses	19,083	17,462	60,218	59,962

Income from operations	14,103	10,964	45,688	48,328

Other expense:
Interest expense including $340, $198, $779 and $589 to related parties	1,004	864	2,590	2,094
Rental and miscellaneous expense, net	329	367	1,192	1,076
Other expense	492	534	1,477	1,600

Total other expense, net	1,825	1,765	5,259	4,770

Income before income taxes	12,278	9,199	40,429	43,558
Income tax expense	3,647	2,863	13,610	14,157

Net income	$8,631	$6,336	$26,819	$29,401
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	279	331	839	992
Income tax expense related to pension adjustments	(69)	(126)	(288)	(377)

Other comprehensive income, net of tax	210	205	551	615

Comprehensive income	$8,841	$6,541	$27,370	$30,016

Net income per common share-basic	$0.76	$0.56	$2.36	$2.60

Net income per common share-diluted	$0.75	$0.55	$2.34	$2.58

Cash dividends declared per share	$—	$—	$2.50	$5.00

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 29, 2018	June 29, 2017	March 30, 2017
ASSETS
CURRENT ASSETS:
Cash	$1,013	$1,955	$1,848
Accounts receivable, less allowance for doubtful accounts of $286, $263 and $232	65,129	64,830	59,402
Inventories	184,882	182,420	201,398
Prepaid expenses and other current assets	7,395	4,172	4,625

TOTAL CURRENT ASSETS	258,419	253,377	267,273

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	108,148	107,015	106,566
Machinery and equipment	198,990	194,099	195,293
Furniture and leasehold improvements	4,970	4,842	4,807
Vehicles	535	498	453
Construction in progress	1,757	1,075	1,241

	323,685	316,814	317,645
Less: Accumulated depreciation	217,135	210,606	209,864

	106,550	106,208	107,781
Rental investment property, less accumulated depreciation of $10,233, $9,639 and $9,441	18,660	19,254	19,453

TOTAL PROPERTY, PLANT AND EQUIPMENT	125,210	125,462	127,234

Cash surrender value of officers’ life insurance and other assets	8,846	10,125	9,683
Deferred income taxes	5,579	9,095	7,894
Goodwill	9,650	—	—
Intangible assets, net	18,499	—	233

TOTAL ASSETS	$426,203	$398,059	$412,317

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 29, 2018	June 29, 2017	March 30, 2017
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$56,579	$29,456	$61,337
Current maturities of long-term debt, including related party debt of $4,332, $474 and $465 and net of unamortized debt issuance costs of $47, $55 and $58	7,128	3,418	3,408
Accounts payable, including related party payables of $0, $178 and $186	48,075	50,047	40,173
Bank overdraft	3,520	932	2,979
Accrued payroll and related benefits	7,530	15,958	13,387
Other accrued expenses	9,552	10,062	8,910

TOTAL CURRENT LIABILITIES	132,384	109,873	130,194

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $16,596, $10,584 and $10,706 and net of unamortized debt issuance costs of $89, $124 and $136	29,164	25,211	26,069
Retirement plan	21,597	20,994	22,729
Other	7,025	6,513	6,527

TOTAL LONG-TERM LIABILITIES	57,786	52,718	55,325

TOTAL LIABILITIES	190,170	162,591	185,519

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,865,475, 8,801,641 and 8,801,641 shares issued	89	88	88
Capital in excess of par value	119,336	117,772	117,232
Retained earnings	121,639	123,190	116,466
Accumulated other comprehensive loss	(3,853)	(4,404)	(5,810)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	236,033	235,468	226,798

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$426,203	$398,059	$412,317

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Thirty-Nine Weeks Ended
	March 29, 2018	March 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,819	$29,401
Depreciation and amortization	11,231	11,909
Loss on disposition of assets, net	414	57
Deferred income tax expense	3,516	696
Stock-based compensation expense	2,180	1,964
Change in assets and liabilities, net of business acquired:
Accounts receivable, net	2,048	18,671
Inventories	(505)	(44,825)
Prepaid expenses and other current assets	(2,353)	(252)
Accounts payable	(2,619)	(3,580)
Accrued expenses	(7,860)	(1,581)
Income taxes payable	(2,130)	1,559
Other long-term assets and liabilities	999	89
Other, net	1,325	1,247

Net cash provided by operating activities	33,065	15,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,060)	(8,228)
Acquisition of Squirrel Brand L.P.	(21,727)	—
Other	(66)	100

Net cash used in investing activities	(30,853)	(8,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	351,163	278,310
Repayments of revolving credit borrowings	(324,040)	(229,057)
Principal payments on long-term debt	(3,880)	(2,619)
Increase in bank overdraft	2,588	2,168
Dividends paid	(28,370)	(56,464)
Issuance of Common Stock under equity award plans	16	63
Taxes paid related to net share settlement of equity awards	(631)	—

Net cash used in financing activities	(3,154)	(7,599)

NET DECREASE IN CASH	(942)	(372)
Cash, beginning of period	1,955	2,220

Cash, end of period	$1,013	$1,848

Supplemental disclosure of non-cash investing activities:
Acquisition of Squirrel Brand L.P. through note payable	$11,500	$—

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2018 and fiscal 2017 are to the fiscal year ending June 28, 2018 and the fiscal year ended June 29, 2017, respectively.

•	References herein to the third quarter of fiscal 2018 and fiscal 2017 are to the quarters ended March 29, 2018 and March 30, 2017, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2018 and fiscal 2017 are to the thirty-nine weeks ended March 29, 2018 and March 30, 2017, respectively.

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

Note 2 – Inventories

Inventories consist of the following:

	March 29, 2018	June 29, 2017	March 30, 2017
Raw material and supplies	$103,332	$79,609	$112,978
Work-in-process and finished goods	81,550	102,811	88,420

Total	$184,882	$182,420	$201,398

Note 3 – Acquisition of Squirrel Brand L.P.

On November 30, 2017, we acquired certain assets and assumed certain liabilities (the “Acquisition”) of Squirrel Brand L.P. (“Squirrel Brand”) for a purchase price of $31,500, subject to a working capital adjustment. After giving effect to the initial and final working capital adjustments, the purchase price was $33,227, of which a net cash payment of $21,727 was made and $11,500 was financed by the seller through a three-year unsecured promissory note (the “Promissory Note”). The cash portion of the acquisition price was funded from our Credit Facility. The Promissory Note bears interest at 5.5% per annum and is payable in equal monthly principal payments of $319, plus interest, which began in January 2018. The Promissory Note can be prepaid without penalty.

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

The total purchase price of $33,227 has been allocated on a preliminary basis to the fair values of the assets acquired and liabilities assumed as follows:

Accounts receivable	$2,362
Inventories	1,957
Other assets	63
Identifiable intangible assets:
Customer relationships	10,500
Brand names	8,900
Non-compete agreement	270
Goodwill	9,650
Accounts payable and accrued expenses	(475)

Total Purchase Price	$33,227

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

Goodwill, which is expected to be deductible for income tax purposes, arises from intangible assets that do not qualify for separate recognition and expected synergies from combining the operations of Squirrel Brand with the Company. There were no material contingencies recognized or unrecognized associated with the acquired business.

The purchase price allocation, especially amounts allocated to goodwill and identifiable intangible assets are based on preliminary valuations and are subject to final adjustments.

The following reflects the unaudited pro forma results of operations of the Company as if the Acquisition had taken place at the beginning of fiscal 2017. This pro forma information does not purport to represent what the Company’s actual results would have been if the Acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Year-Ended June 29, 2017	Thirty-Nine weeks ended March 29, 2018
Pro forma net sales	$863,267	$682,235
Pro forma net income	36,723	27,393
Pro forma diluted earnings per share	$3.22	$2.39

These unaudited pro forma results have been calculated after applying our accounting policies and adjusting the results of the Squirrel Brand business to reflect elimination of transaction costs and to record additional amortization and interest expense that would have been charged, assuming the fair value adjustment to intangible assets since July 1, 2016, net of related income taxes in respect of pro forma net income and diluted earnings per share performance. Transaction costs of $500, already recorded in Administrative expenses, are excluded from the pro forma net income for the thirty-nine weeks ended March 29, 2018 stated above.

Net sales of approximately $15,065 since the Acquisition closed on November 30, 2017 are included in our consolidated financial results as of March 29, 2018.

Since the Acquisition, we continue to operate in a single reportable operating segment that consists of selling various nut and nut-related products through three sales distribution channels.

Note 4 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization, which resulted entirely from the Acquisition, are based on our preliminary purchase price allocation and consist of the following at March 29, 2018:

	March 29, 2018	Weighted-average amortization period (years)
Customer relationships	$10,500	7.5
Brand names	8,900	13.8
Non-compete agreement	270	5.0

	19,670	11.3
Less accumulated amortization:
Customer relationships	(923)
Brand names	(230)
Non-compete agreement	(18)

	(1,171)

Net intangible assets	$18,499

Gross intangible assets of $18,690 from previous acquisitions were fully amortized as of June 29, 2017.

Customer relationships are being amortized on an accelerated basis. The brand names consist of the Squirrel Brand and Southern Style Nuts brand names.

Total amortization expense related to intangible assets, which is a component of Administrative expense, was $842 and $1,171 for the quarter and thirty-nine weeks ended March 29, 2018, respectively. Amortization expense for the remainder of fiscal 2018, based on our preliminary purchase price allocation, is expected to be approximately $843 and expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 27, 2019	$3,028
June 25, 2020	2,500
June 24, 2021	2,162
June 30, 2022	1,894
June 29, 2023	1,659

Our net goodwill of $9,650 relates entirely to the Acquisition. The changes in the carrying amount of goodwill during the thirty-nine weeks ended March 29, 2018 are as follows:

Net balance at June 29, 2017	$—
Goodwill acquired during fiscal 2018	9,650

Net balance at March 29, 2018	$9,650

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

At March 29, 2018, we had $57,671 of available credit under the Credit Facility which reflects borrowings of $56,579 and reduced availability as a result of $3,250 in outstanding letters of credit. As of March 29, 2018, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility.

Note 6 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 29, 2018	March 30, 2017	March 29, 2018	March 30, 2017
Weighted average number of shares outstanding – basic	11,399,492	11,347,920	11,375,437	11,306,251
Effect of dilutive securities:
Stock options and restricted stock units	54,056	76,878	65,234	86,652

Weighted average number of shares outstanding – diluted	11,453,548	11,424,798	11,440,671	11,392,903

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for the current quarter and thirty-nine week periods presented.

Note 7 – Stock-Based Compensation Plans

The following is a summary of restricted stock unit (“RSU”) activity for the first thirty-nine weeks of fiscal 2018:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 29, 2017	201,858	$40.36
Activity:
Granted	60,582	54.41
Vested (a)	(73,372)	36.52
Forfeited	—	—

Outstanding at March 29, 2018	189,068	$46.35

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

At March 29, 2018, there are 61,008 RSUs outstanding that are vested but deferred.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 29, 2018	March 30, 2017	March 29, 2018	March 30, 2017
Stock-based compensation expense	$751	$536	$2,180	$1,964

As of March 29, 2018, there was $4,124 of total unrecognized compensation expense related to non-vested RSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.7 years.

Stock option activity was insignificant during the first thirty-nine weeks of fiscal 2018.

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

Note 9 – Retirement Plan

The Supplemental Employee Retirement Plan is an unfunded, non-qualified benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 29, 2018	March 30, 2017	March 29, 2018	March 30, 2017
Service cost	$152	$157	$456	$473
Interest cost	213	203	638	608
Amortization of prior service cost	239	239	718	718
Amortization of loss	40	92	121	274

Net periodic benefit cost	$644	$691	$1,933	$2,073

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.

Note 10 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the thirty-nine weeks ended March 29, 2018 and March 30, 2017. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Thirty-Nine Weeks Ended
	March 29, 2018	March 30, 2017
Balance at beginning of period	$(4,404)	$(6,425)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	839	992
Tax effect	(288)	(377)

Net current-period other comprehensive income	551	615

Balance at end of period	$(3,853)	$(5,810)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter and thirty-nine weeks ended March 29, 2018 and March 30, 2017 were as follows:

					Affected line item in the Consolidated Statements of Comprehensive Income
Reclassifications from AOCL to earnings (b)	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 29, 2018	March 30, 2017	March 29, 2018	March 30, 2017
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	$(239)	$(718)	$(718)	Other expense
Unrecognized net loss	(40)	(92)	(121)	(274)	Other expense

Total before tax	(279)	(331)	(839)	(992)
Tax effect	69	126	288	377	Income tax expense

Amortization of defined pension items, net of tax	$(210)	$(205)	$(551)	$(615)

(b)	Amounts in parenthesis indicate debits to expense. See Note 9 – “Retirement Plan” above for additional details.

Note 11 – Income Taxes

Income tax expense as a percent of pre-tax income (the “Effective Tax Rate”) for the quarter ended March 29, 2018 was 29.7% compared to an Effective Tax Rate of 31.1% for the quarter ended March 30, 2017. The Effective Tax Rate for the thirty-nine weeks ended March 29, 2018 was 33.7% compared to an Effective Tax Rate of 32.5% for the thirty-nine weeks ended March 30, 2017. The increase in the Effective Tax Rate for the thirty-nine weeks ended March 29, 2018 was primarily related to the re-measurement of our net deferred tax assets incorporating the new federal income tax rate.

H.R.1, originally known as the Tax Cuts and Jobs Act of 2017, was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21%, which will have a material favorable impact on our effective income tax rate and cash income taxes paid going forward. Because we have a June fiscal year-end, the lower corporate income tax rate will be phased in during the 2018 calendar year, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 28, 2018, and 21% for subsequent fiscal years. Our net deferred tax asset balances are recorded at the tax rate expected to be in effect during the period in which the related temporary differences reverse. Therefore, this reduction in the corporate federal income tax rate required a non-cash reduction of our net deferred tax asset balances and a corresponding increase in income tax expense of $2,480 during the thirty-nine weeks ended March 29, 2018. We scheduled out the expected reversal of temporary differences, including anticipated changes in our pension accrual and fixed asset acquisitions for the next three months, which required the use of reasonable estimates. Actual results could differ from those estimates, and thus further adjustment of our deferred tax asset balances are possible.

Windfall tax benefits related to the excess tax deduction of share-based compensation of $512 for the thirty-nine weeks ended March 29, 2018 partially offset the impact of the reduction of the corporate tax rate.

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	March 29, 2018	June 29, 2017	March 30, 2017
Carrying value of long-term debt:	$36,428	$28,808	$29,671
Fair value of long-term debt:	35,409	29,316	30,186

The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 14 – Related Party Transaction

In connection with the Acquisition on November 30, 2017, we incurred $11,500 of unsecured debt to the principal owner and seller of the Squirrel Brand business, who was subsequently appointed as an executive officer of the Company. The interest rate on the Promissory Note is 5.5% per annum and the outstanding balance at March 29, 2018 was $10,222. Interest paid on the Promissory Note for the quarter and thirty-nine weeks ended March 29, 2018 was $149 and $202 respectively.

Note 15 – Recent Accounting Pronouncements

The following recent accounting pronouncements have been adopted in the current fiscal year:

In March 2017, the FASB issued ASU No. 2017-07 “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The amendments in this update require the service cost component of pension expense to be disaggregated from the other components of net periodic benefit cost and be presented in the same line items as other employee compensation costs. All other components of net periodic benefit cost (interest cost, amortization of prior service cost and amortization of unrecognized loss) must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). This update is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as long as it is early adopted in the first interim period of an annual year and financial statements have not been issued or made available for issuance prior to adoption. The amendments in this update should be applied using a retrospective transition method, however, a practical expedient is offered with regard to the prior comparative periods. The Company adopted ASU 2017-07 in the first quarter of fiscal 2018. Service cost continues to be presented as a component of Administrative expense while the remaining components of net periodic benefit cost (interest cost, amortization of prior service cost and amortization of unrecognized loss) are now presented below the caption Other expense on the Consolidated Statements of Comprehensive Income. Adoption of this update required a reclassification of $534 and $1,600 in the prior year third quarter and thirty-nine week period, respectively, from Administrative expense to Other expense.

In October 2016, the FASB issued ASU No. 2016-17 “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”. This update amends ASU 2015-02 and affects reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. ASU 2016-17 is effective for the Company in fiscal 2018 and requires retrospective application. The adoption of ASU 2016-17 did not have any impact to our Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory”. This update applies to inventory measured using first-in, first-out or average cost and requires inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other causes. This update became effective for the Company beginning in fiscal year 2018 with prospective application required. The adoption of ASU 2015-11 did not have any impact to our Consolidated Financial Statements.

The following recent accounting pronouncements have not yet been adopted:

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this Update allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. This update is effective beginning in fiscal 2020 and we do not expect this update to have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASC Update No. 2017-04 “Intangibles – Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment”. The purpose of this update is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the impaired fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination, commonly referred to as “Step 2”. Under this amendment, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. This update is effective beginning in fiscal 2021. We do not expect this update to have a material impact on our Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Several other amendments have been subsequently released, each of which provide additional narrow scope clarifications or improvements. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers, Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 for one year. Consequently, this new revenue recognition guidance will be effective for the Company beginning in fiscal year 2019, which is our anticipated adoption date. We have completed our initial analysis of this accounting standard update which included a review of all material customer contracts and currently do not anticipate any material changes to our revenue recognition compared to current GAAP. We are currently evaluating the method of adoption.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2018 and fiscal 2017 are to the fiscal year ending June 28, 2018 and the fiscal year ended June 29, 2017, respectively.

•	References herein to the third quarter of fiscal 2018 and fiscal 2017 are to the quarters ended March 29, 2018 and March 30, 2017, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2018 and fiscal 2017 are to the thirty-nine weeks ended March 29, 2018 and March 30, 2017, respectively.

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

The Company’s long-term objective to drive profitable growth, as identified in our strategic plan (the “Strategic Plan”), includes growing Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe and produce categories, providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel and increasing our consumer reach efforts, including the expansion of our product offerings into alternative distribution channels. We executed on our Strategic Plan in the second quarter of fiscal 2018 by completing the strategic acquisition of Squirrel Brand, L.P. (“Squirrel Brand”), a former contract packaging customer, and in the third quarter of fiscal 2018 by the continued expansion of our produce brands.

We face a number of challenges in the future which include, among others, volatile commodity costs for certain tree nuts, especially cashews, integrating the acquired Squirrel Brand business into our operations, and intensified competition for market share from both private brand and name brand nut products. We also face changing industry trends resulting in retail consolidation and Internet price competition for nut and nut related products, as well as significant risks associated with increasing use of fixed price arrangements with certain of our customers. We will continue to focus on seeking profitable business opportunities to further utilize our additional production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of promotional and advertising activity for our Fisher and Orchard Valley Harvest brands. We continue to see significant domestic sales and volume growth in our Orchard Valley Harvest brand and expect to continue to focus on this portion of our branded business. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A – “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $203.2 million for the third quarter of fiscal 2018 increased 17.2% from our net sales of $173.4 million for the third quarter of fiscal 2017. Net sales for the first thirty-nine weeks of fiscal 2018 increased by $32.0 million, or 5.0%, to $677.1 million compared to the first thirty-nine weeks of fiscal 2017.

Sales volume, measured as pounds sold to customers, increased 7.1 million pounds, or 12.5%, in the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017. Sales volume for the first thirty-nine weeks of fiscal 2018 increased 7.7 million pounds, or 3.9%, compared to the first thirty-nine weeks of fiscal 2017.

Gross profit increased by $4.8 million, and our gross profit margin, as a percentage of net sales, decreased slightly to 16.3% for the third quarter of fiscal 2018 compared to 16.4% for the third quarter of fiscal 2017. Gross profit decreased by $2.4 million and our gross profit margin decreased to 15.6% from 16.8% for the first thirty-nine weeks of fiscal 2018 compared to the first thirty-nine weeks of fiscal 2017.

Total operating expenses for the third quarter of fiscal 2018 increased by $1.6 million, or 9.3%, compared to the third quarter of fiscal 2017. As a percentage of net sales, total operating expenses in the third quarter of fiscal 2018 decreased to 9.4% from 10.1% for the third quarter of fiscal 2017. For the first thirty-nine weeks of fiscal 2018, total operating expenses increased by $0.3 million, but decreased to 8.9% of net sales compared to 9.3% for the first thirty-nine of fiscal 2017.

The total value of inventories on hand at the end of the third quarter of fiscal 2018 decreased by $16.5 million, or 8.2%, in comparison to the total value of inventories on hand at the end of the third quarter of fiscal 2017.

We have seen acquisition costs for walnuts, peanuts and cashews increase in the 2017 crop year (which falls into our current 2018 fiscal year). We have completed procurement of inshell walnuts during the first half of fiscal 2018, and the final total payments due to our walnut growers were determined in the current quarter. The final prices paid, and remaining to be paid to the walnut growers, were based upon current market prices and other factors, such as crop size and export demand. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2018. Remaining amounts to be paid to walnut growers as of March 29, 2018 are final and are not subject to revision. We increased our walnut grower liability by approximately $0.5 million during the third quarter of fiscal 2018, as the final payments to walnut growers were slightly more than the amounts estimated at the end of last quarter. This increase is insignificant compared to our total inshell walnut procurement costs for the year, and the adjustment to cost of sales was immaterial to our results of operations.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased 17.2% to $203.2 million in the third quarter of fiscal 2018 compared to net sales of $173.4 million for the third quarter of fiscal 2017. Sales volume, which is defined as pounds sold to customers, increased approximately 12.5% in the quarterly comparison. The increase in net sales was primarily due to increased sales of peanuts, almonds and snack and trail mix products in our consumer distribution channel combined with a 4.2% increase in the weighted average sales price per pound.

For the first thirty-nine weeks of fiscal 2018 our net sales were $677.1 million, an increase of $32.0 million, or 5.0%, compared to the same period of fiscal 2017. The increase in net sales was primarily due to a 3.9% increase in sales volume.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Product Type	March 29, 2018	March 30, 2017	March 29, 2018	March 30, 2017
Peanuts	17.3%	17.7%	15.2%	15.2%
Pecans	10.1	14.4	15.2	17.8
Cashews & Mixed Nuts	24.0	25.1	25.0	23.8
Walnuts	9.0	7.6	9.1	8.8
Almonds	17.5	15.7	14.9	16.2
Trail & Snack Mixes	16.1	14.0	15.0	13.2
Other	6.0	5.5	5.6	5.0

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	March 29, 2018	March 30, 2017	Change	Percent Change
Consumer (1)	$134,994	$107,541	$27,453	25.5%
Commercial Ingredients	38,943	33,912	5,031	14.8
Contract Packaging	29,244	31,923	(2,679)	(8.4)

Total	$203,181	$173,376	$29,805	17.2%

(1)	Sales of branded products were approximately 34% of total consumer sales during both the third quarter of fiscal 2018 and fiscal 2017. Fisher branded products were approximately 65% and 84% of branded sales during the third quarter of fiscal 2018 and fiscal 2017, respectively, with branded produce products accounting for most of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Thirty-Nine Weeks Ended
Distribution Channel	March 29, 2018	March 30, 2017	Change	Percent Change
Consumer (1)	$452,495	$411,486	$41,009	10.0%
Commercial Ingredients	110,930	124,957	(14,027)	(11.2)
Contract Packaging	113,665	108,601	5,064	4.7

Total	$677,090	$645,044	$32,046	5.0%

(1)	Sales of branded products were approximately 40% and 41% of total consumer sales during the first thirty-nine weeks of fiscal 2018 and fiscal 2017, respectively. Fisher branded products were approximately 78% and 86% of branded sales during the first thirty-nine weeks of fiscal 2018 and fiscal 2017, respectively, with branded produce products accounting for most of the remaining branded product sales.

Net sales in the consumer distribution channel increased by 25.5% in dollars and 25.0% in sales volume in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. The sales volume increase was driven by increased sales of Fisher, private brand and Orchard Valley Harvest snack and trail mixes. Sales volume for Fisher snack nuts increased 29.8% due to increased promotional and merchandising activity with a significant existing customer. A 126.1% increase in sales volume of Orchard Valley Harvest produce products was driven by new item introductions and distribution gains at new and existing customers. Sales volume for Fisher recipe nuts decreased 4.6% mainly from lower distribution at a major customer due to the introduction of private brand recipe nuts at that customer. Sales volume for private label snack and trail mixes increased 21.7% due to new item introductions and increased distribution with a significant existing customer.

In the first thirty-nine weeks of fiscal 2018, net sales in the consumer distribution channel increased by 10.0% in dollars and increased 10.2% in sales volume, compared to the same period of fiscal 2017. The sales volume increase was driven by increased sales of private brand products and Orchard Valley Harvest produce products for the same reasons mentioned in the quarterly comparison above.

Net sales in the commercial ingredients distribution channel increased by 14.8% in dollars and 6.7% in sales volume in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. In the first thirty-nine weeks of fiscal 2018, net sales in the commercial ingredients distribution channel decreased by 11.2% in dollars and 9.3% in sales volume compared to the same period of fiscal 2017. The sales volume increase for the quarterly comparison was primarily due to increased sales to new and existing customers, including customers that before the Acquisition were reported in the contract packaging distribution channel. The sales volume decrease for the first thirty-nine weeks of fiscal 2018 was primarily due to the loss of a bulk almond butter customer that occurred in the second quarter of fiscal 2017.

Net sales in the contract packaging distribution channel decreased by 8.4% in dollars and 15.6% in sales volume in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. The sales volume decrease was mainly due to our acquisition of the Squirrel Brand business at the end of November 2017. Squirrel Brand sales volume for the current third quarter was included in the consumer and commercial ingredients distribution channels, while Squirrel Brand sales volume for the third quarter of fiscal 2017 was included in the contract packaging distribution channel because Squirrel Brand was a contract packaging customer during the third quarter of fiscal 2017.

In the first thirty-nine weeks of fiscal 2018, net sales in the contract packaging distribution channel increased by 4.7% in dollars and decreased 0.8% in sales volume compared to the first thirty-nine weeks of fiscal 2017, due primarily to a 5.5% increase in the weighted-average selling price.

Gross Profit

Gross profit increased by $4.8 million, or 16.7%, to $33.2 million for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. Our gross profit margin, as a percentage of net sales, decreased slightly to 16.3% for the third quarter of fiscal 2018 compared to 16.4% for the third quarter of fiscal 2017. The increase in gross profit was primarily due to the 12.5% increase in sales volume.

Gross profit decreased by $2.4 million, or 2.2%, to $105.9 million for the first thirty-nine weeks of fiscal 2018 compared to the first thirty-nine weeks of fiscal 2017. Our gross profit margin decreased to 15.6% for the first thirty-nine weeks of fiscal 2018 compared to 16.8% for the first thirty-nine weeks of fiscal 2017. The decreases in gross profit and gross profit margin in the year to date comparison were mainly due to increased commodity acquisition costs for walnuts and pecans. We could not increase prices in response to these cost increases due to holiday promotional pricing commitments that were in place for the first half of fiscal 2018 to support new Fisher recipe nut distribution gains.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2018 increased by $1.6 million, or 9.3%, to $19.1 million. Operating expenses for the third quarter of fiscal 2018 decreased to 9.4% of net sales from 10.1% of net sales for the third quarter of fiscal 2017.

Selling expenses for the third quarter of fiscal 2018 were $11.6 million, an increase of $1.3 million, or 12.9%, from the third quarter of fiscal 2017. The increase was driven primarily by a $0.8 million increase in freight expense and a $0.3 million increase in compensation related expenses.

Administrative expenses for the third quarter of fiscal 2018 were $7.5 million compared to $7.2 million for the third quarter of fiscal 2017. The increase is primarily due to an additional $0.5 million of amortization expense associated with the Acquisition.

Total operating expenses for the first thirty-nine weeks of fiscal 2018 increased by $0.3 million, or 0.4%, to $60.2 million. Operating expenses decreased to 8.9% of net sales for the first three quarters of fiscal 2018 compared to 9.3% of net sales for the three quarters of fiscal 2017.

Selling expenses for the first thirty-nine weeks of fiscal 2018 were $38.4 million, an increase of $1.5 million, or 4.0%, from the amount recorded for the first thirty-nine weeks of fiscal 2017. The increase was driven primarily by a $1.0 million increase in freight expense, a $0.2 million increase in sales commission expense, and a $0.2 million increase in compensation related expenses.

Administrative expenses for the first thirty-nine weeks of fiscal 2018 were $21.8 million, a decrease of $1.2 million, or 5.3%, compared to the same period of fiscal 2017. The decrease in administrative expenses was due to a $3.3 million decrease in compensation related expenses, partially offset by a $0.6 million increase of personnel expense, and a $0.5 million increase of transaction expenses related to the Acquisition. The current year to date expenses also include $1.2 million of amortization expense associated with the Acquisition.

Income from Operations

Due to the factors discussed above, income from operations was $14.1 million, or 6.9% of net sales, for the third quarter of fiscal 2018 compared to $11.0 million, or 6.3% of net sales, for the third quarter of fiscal 2017.

Due to the factors discussed above, income from operations was $45.7 million, or 6.7% of net sales, for the first thirty-nine weeks of fiscal 2018 compared to $48.3 million, or 7.5% of net sales, for the first thirty-nine weeks of fiscal 2017.

Interest Expense

Interest expense was $1.0 million for the third quarter of fiscal 2018 compared to $0.9 million in the third quarter of fiscal 2017. Interest expense for the first three quarters of fiscal 2018 was $2.6 million compared to $2.1 million for the first three quarters of fiscal 2017. The increase in interest expense for both the quarterly and thirty-nine week comparison was due primarily to higher debt levels and higher average interest rates, both of which were mainly attributable to increased debt from the Acquisition.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for the third quarter of fiscal 2018 compared to $0.4 million for the third quarter of fiscal 2017. Net rental and miscellaneous expense was $1.2 million for the first thirty-nine weeks of fiscal 2018 compared to $1.1 million for the first thirty-nine weeks of fiscal 2017.

Other Expense

Other expense consists of pension related expenses other than the service cost component and was $0.5 million for the third quarter of both fiscal 2018 and fiscal 2017. Other expense was $1.5 million and $1.6 million for the first thirty-nine weeks of fiscal 2018 and 2017, respectively.

Income Tax Expense

Income tax expense was $3.6 million, or 29.7% of income before income taxes (the “Effective Tax Rate”), for the third quarter of fiscal 2018 compared to $2.9 million, or 31.1% of income before income taxes, for the third quarter of fiscal 2017. The decrease in the Effective Tax Rate in the quarterly comparison was due to the reduction of the corporate income tax rate due to H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017, which lowered the corporate income tax rate to twenty one percent, effective January 1, 2018.

For the first thirty-nine weeks of fiscal 2018, income tax expense was $13.6 million, or 33.7% of income before income taxes, compared to $14.2 million, or 32.5% of income before income taxes, for the comparable period last year. The increase in the Effective Tax Rate for the thirty-nine week comparison was due primarily to a $2.4 million non-cash charge to income tax expense recorded in our second fiscal quarter of fiscal 2018 to reduce our net deferred tax assets. This reduction in net deferred tax assets was required due to the Tax Cuts and Jobs Act of 2017, which lowered the corporate income tax rate to twenty one percent, effective January 1, 2018.

Net Income

Net income was $8.6 million, or $0.76 per common share basic and $0.75 per common share diluted, for the third quarter of fiscal 2018, compared to $6.3 million, or $0.56 per common share basic and $0.55 per common share diluted, for the third quarter of fiscal 2017.

Net income was $26.8 million, or $2.36 per common share basic and $2.34 per common share diluted, for the first thirty-nine weeks of fiscal 2018, compared to net income of $29.4 million, or $2.60 per common share basic and $2.58 per common share diluted, for the first thirty-nine weeks of fiscal 2017.

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

The following table sets forth certain cash flow information for the first three quarters of fiscal 2018 and 2017, respectively (dollars in thousands):

	For the Thirty-Nine Weeks Ended
	March 29, 2018	March 30, 2017	$ Change
Operating activities	$33,065	$15,355	$17,710
Investing activities	(30,853)	(8,128)	(22,725)
Financing activities	(3,154)	(7,599)	4,445

Net decrease in cash	$(942)	$(372)	$(570)

Operating Activities Net cash provided by operating activities was $33.1 million for the first thirty-nine weeks of fiscal 2018 compared to $15.4 million for the comparative period of fiscal 2017. The net increase in operating cash flow was due primarily to a reduced use of working capital for inventory compared to the first thirty-nine weeks of fiscal 2017.

Total inventories were $184.9 million at March 29, 2018, an increase of $2.5 million, or 1.3%, from the inventory balance at June 29, 2017, and a decrease of $16.5 million, or 8.2%, from the inventory balance at March 30, 2017. The decrease in inventories at March 29, 2018 compared to March 30, 2017 was primarily due to lower quantities of walnuts and pecans on hand combined with lower pecan acquisition costs for the current crop year.

Raw nut and dried fruit input stocks, some of which are classified as work in process, decreased by 11.4 million pounds, or 15.3%, at March 29, 2018 compared to March 30, 2017. The weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2018 increased 1.6% compared to the end of the third quarter of fiscal 2017 primarily due to higher acquisition costs for walnuts, peanuts and cashews.

Investing Activities Cash used in investing activities was $30.9 million during the first thirty-nine weeks of fiscal 2018 compared to $8.1 million for the same period last year. The $22.7 million increase in cash used in investing activities was due to payment of the cash portion of the purchase price for the Squirrel Brand acquisition which was $21.7 million, net. Cash spent for capital expenditures during the first thirty-nine weeks of fiscal 2018 was $9.1 million compared to $8.2 million during the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2018 to be approximately $13.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used by financing activities was $3.2 million during the first thirty-nine weeks of fiscal 2018 compared to $7.6 million for the same period last year. We paid $28.4 million of dividends in the first three quarters of fiscal 2018 compared to $56.5 million during the same period last year. Net short-term borrowings under our Credit Facility provided $27.1 million during the first three quarters of fiscal 2018 compared to borrowings of $49.3 million during the first three quarters of fiscal 2017. The decrease in borrowings during the first three quarters of fiscal 2018 was primarily due to decreased inventory purchases compared to the same period of fiscal 2017.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into the Elgin Site. The Elgin Site includes both an office building and a warehouse. We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 63% of the rentable area in the office building is currently vacant, of which approximately 29% has not been built-out. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures may be necessary to lease the remaining space.

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

At March 29, 2018, the weighted average interest rate for the Credit Facility was 3.42%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of March 29, 2018, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At March 29, 2018, we had $57.7 million of available credit under the Credit Facility. If this entire amount were borrowed at March 29, 2018, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

The Mortgage Facility matures on March 1, 2023. Tranche A under the Mortgage Facility accrues interest, as reset on March 1, 2018, at a fixed interest rate of 4.25% per annum, payable monthly. Monthly principal payments in the amount of $0.2 million commenced on June 1, 2008. Tranche B under the Mortgage Facility currently accrues interest, as reset on March 1, 2018, at a fixed rate of 4.25% per annum, payable monthly. Monthly principal payments in the amount of $0.1 million commenced on June 1, 2008.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 29, 2018, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 29, 2018, $10.7 million of the debt obligation was outstanding.

Squirrel Brand Seller-Financed Note

In November 2017 we completed the Squirrel Brand acquisition. The acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11.5 million (“Promissory Note”). The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $0.3 million, plus interest, beginning in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We have the ability to pre-pay the Promissory Note at any time during the three-year period without penalty. At March 29, 2018, the principal amount of $10.2 million of the Promissory Note was outstanding.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 29, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2018, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 29, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 12 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 29, 2017. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 29, 2017 during the third quarter of fiscal 2018.

See Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2017.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index below.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

*10.1	1998 Equity Incentive Plan (incorporated by reference from Exhibit 10 to the Form 10-Q for the quarter ended September 24, 1998)

*10.2	First Amendment to the 1998 Equity Incentive Plan (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 28, 2000)

*10.3	Form of Option Grant Agreement under the 1998 Equity Incentive Plan (incorporated by reference from Exhibit 10.57 to the Form 10-K for the fiscal year ended June 30, 2005)

*10.4	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.5	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

*10.6	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

Exhibit No.	Description

*10.7	2008 Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.24 to the Form 10-K for the fiscal year ended June 28, 2012)

*10.8	Form of Employee Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on November 12, 2009)

*10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on November 8, 2010)

*10.10	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.11	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

*10.12	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.13	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle) (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended September 25, 2014)

*10.14	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2015 awards cycle) (incorporated by reference from Exhibit 10.36 to the Form 10-Q for the quarter ended September 25, 2014)

*10.15	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2015 awards cycle) (incorporated by reference from Exhibit 10.37 to the Form 10-Q for the quarter ended September 25, 2014)

Exhibit No.	Description

*10.16	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2016, 2017 and 2018 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

*10.17	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2016, 2017 and 2018 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.18	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2016 awards cycle) (incorporated by reference from Exhibit 10.40 to the Form 10-Q for the quarter ended December 24, 2015)

*10.19	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2017 awards cycle) (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 26, 2016)

*10.20	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2018 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December 28, 2017)

*10.21	Retirement Agreement and General Release with Walter “Bobby” Tankersley, effective August 25, 2016 (incorporated by reference from Exhibit 10.19 to the Form 10-K for the year ended June 30, 2016)

*10.22	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.23	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 8, 2008)

Exhibit No.	Description

10.24	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the Lenders (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 8, 2008)

10.25	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on February 8, 2008)

10.26	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent and Burdale Financial Limited, as a lender (incorporated by reference from Exhibit 10.19 to the Form 10-K filed on August 23, 2017)

10.27	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 18, 2011)

10.28	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 10.34 to the Form 10-Q for the quarter ended September 29, 2011)

10.29	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on February 4, 2013)

Exhibit No.	Description

10.30	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 17, 2013)

10.31	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 3, 2014)

10.32	Seventh Amendment to Credit Agreement, dated as of July 7, 2016, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on July 7, 2016)

10.33	Eighth Amendment to Credit Agreement, dated as of July 7, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on July 11, 2017)

10.34	Consent and Ninth Amendment to Credit Agreement dated as of November 29, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on November 30, 2017)

10.35	First Amendment to Security Agreement, dated as of September 30, 2014, by the Company in favor of Wells Fargo Capital Finance, LLC (f/k/a WFF), as administrative agent for the lenders. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 3, 2014)

*10.36	Employment agreement, dated as of November 30, 2017, by and between the Company and J. Brent Meyer (incorporated by reference from Exhibit 10.36 to the Form 10-Q for the quarter ended December 28, 2017)

Exhibit No.	Description

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 3, 2018.

JOHN B. SANFILIPPO & SON, INC.

By

/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary