Form 10-K
period 2018-06-28
SANFILIPPO JOHN B & SON INC
filed 2018-08-22
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2018

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

The aggregate market value of the voting Common Stock held by non-affiliates was $541,234,022 as of December 28, 2017 (8,470,016 shares at $63.90 per share).

As of August 15, 2018, 8,747,575 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held November 1, 2018 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1 — Business

a. General Development of Business

John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” refer collectively to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). However, the fiscal year ended June 30, 2016 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2019 are to the fiscal year ending June 27, 2019.

•	References herein to fiscal 2018, fiscal 2017 and fiscal 2016 are to the fiscal years ended June 28, 2018, June 29, 2017 and June 30, 2016, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts, and Sunshine Country brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names.

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

c. Narrative Description of Business

(i) General

We are one of the leading processors and distributors of tree nuts and peanuts in the United States. We manufacture and market the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts, and Sunshine Country brand names and manufacture and distribute several private brands as well. Through a deliberate strategy of focused capital expenditures and complementary acquisitions, we have built a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers, shelling, processing, packaging and marketing. Vertical integration allows us to enhance product quality and, in most crop years, purchase inshell pecans, peanuts and walnuts at lower costs as opposed to purchasing these nut meats from other shellers. We believe that our generally vertically integrated business model typically works to our advantage in terms of cost savings and provides us with better insight into crop development. Our generally vertically integrated model, however, can under certain circumstances result in reduced earnings or losses. See Part I, Item 1A — “Risk Factors”.

Our brands are some of the most well-recognized in the packaged food industry. In recent years we have developed Fisher recipe nuts as the leading brand in the category, increased distribution of Orchard Valley Harvest in the produce section of many retailers and expanded into new channels with our acquisition of Squirrel Brand and Southern Style Nuts. Our branded and private brand products are sold through the major distribution channels to significant buyers of nuts, including food retailers, commercial ingredient users, and contract packaging customers. Selling through multiple distribution channels allows us to generate multiple revenue opportunities for the nuts we process. For example, pecan halves could be sold to food retailers under our Fisher brand, and pecan pieces could be sold to commercial ingredient users. We process and sell all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds (our major nut types) in a wide variety of innovative packaging, thus offering our customers a complete nut product offering.

(ii) Principal Products

Our principal products are raw and processed nuts. These products accounted for approximately 79%, 82% and 83% of our gross sales for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The nut product line includes almonds, pecans, peanuts, black walnuts, English walnuts, cashews, macadamia nuts, pistachios, pine nuts, Brazil nuts, and filberts. Our nut products are sold in numerous package styles and sizes and we offer our nut products in a variety of different styles and seasonings. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract packaging customers. We also sell certain of our products to foreign customers in the retail, contract packaging and commercial ingredient markets. For more information about our revenues in our various distribution channels, see Part II, Item 8 — “Financial Statements and Supplementary Data”.

We acquire all of our peanuts and walnuts directly from domestic growers. The majority of our pecans are acquired from domestic growers with the remainder acquired from growers in Mexico. We purchase the balance of our raw nuts from importers, trading companies and domestic processors.

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

(iii) Customers and Channels

We sell our products to approximately 350 customers through the consumer, commercial ingredient and contract packaging distribution channels. The consumer channel supplies nut-based products, including consumer-packaged and bulk products, to retailers including supermarket chains, wholesalers, supercenters, and other retail outlets, across the United States. We sell products through the consumer channel under our brand names, including the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Sunshine Country brands, as well as under our customers’ private brands. The commercial ingredient channel supplies nut-based products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream, and produces nut-based products that are customized to the specifications of chefs, national restaurant chains, food service distributors, fast food chains, institutions and hotel kitchens. We sell products through the commercial ingredient channel under our Fisher brand and our customers’ private brands. Our contract packaging channel produces and packages nut-based snacks for food manufacturers and marketers under their brand name.

We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel.    Net sales to Wal-Mart Stores, Inc. accounted for approximately 30% of our net sales for fiscal 2018, 28% of our net sales in fiscal 2017 and 26% of our net sales for fiscal 2016. Net sales to Target Corporation accounted for approximately 13% of our net sales for fiscal 2018 and 14% our net sales for fiscal 2017 and 2016. Net sales to PepsiCo, Inc. accounted for approximately 11% of net sales in fiscal 2018 and 10% of our net sales for fiscal 2017. Net sales to The WhiteWave Foods Company accounted for approximately 10% of our net sales for fiscal 2016. No other customer accounted for more than 10% of net sales for any period presented.

(iv) Sales and Distribution

We market our products through our own sales department and through a network of approximately 60 independent brokers and various independent distributors and suppliers.

We distribute products from each of our principal facilities. The majority of our products are shipped from our facilities by contract and common carriers.

We operate a retail store at our Elgin headquarters. This store sells Fisher snack and baking products, Orchard Valley Harvest, Squirrel Brand and Southern Style Nut products, bulk foods and other products produced by us and other vendors. We also operate an internet site that sells Squirrel Brand products.

(v) Marketing

Marketing strategies are developed for each distribution channel and focus primarily on branded products. Branded consumer efforts concentrate on building brand awareness, developing, identifying and introducing new products, attracting new customers, increasing distribution and increasing consumption in the snack nut, recipe nut and produce categories. Private brand and commercial ingredient channel efforts are focused on category management, new product identification and introduction, brand awareness, and merchandising support.

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

(vi) Competition

Our nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, The Kraft Heinz Company (Planters brand), Treehouse Foods, Inc. and numerous regional snack food processors. We also compete with the Diamond brand, among others. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, innovation, distribution model and the fact that we focus on nut and nut related products generally enable us to compete in each of these categories, but there can be no guarantee that our products will continue to be competitive with many of our larger competitors. See Part I, Item 1A — “Risk Factors”.

(vii) Raw Materials and Supplies

We purchase nuts from domestic and foreign sources. In fiscal 2018, all of our walnuts, almonds and peanuts were purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from Vietnam, India, Brazil and certain West African countries. For fiscal 2018, approximately 38% of the dollar value of our total nut purchases was from foreign sources.

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

Until July 2017, we had purchased some of our packaging and labels from a related party. We purchase other inventory items such as roasting oils, seasonings, plastic jars, labels, stand-up bags, composite and clear-plastic cans and other packaging materials from other third parties. Material costs, including tree nuts, peanuts, other commodities and other inventory items represented approximately 83% of our total cost of sales for fiscal 2018.

(viii) Trademarks and Patents

We market our products primarily under name brands, including the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Sunshine Country brand names. Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Sunshine Country are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other foreign jurisdictions. We do not own any trademarks for any private brands, which are owned by the respective private brand customer. Our trademarks are important as they provide our customers with information about the quality of our products. However, registration and use of our trademarks in foreign jurisdictions may be subject to certain risks in addition to other risks generally related to our intellectual property. See Part I, Item 1A — “Risk Factors”. We also own several patents of various durations. We expect to continue to renew for the foreseeable future those trademarks that are important to our business and expand registration of our trademarks into new jurisdictions. We intend to protect our intellectual property rights vigorously.

(ix) Employees

As of June 28, 2018, we had approximately 1,450 full-time employees, including approximately 240 corporate staff employees.

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

We Cannot Control the Availability or Cost of Raw Materials and this May Have a Material Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition

The availability and cost of raw materials for the production of our products, including peanuts, pecans, almonds, cashews, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond our control, such as weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), changing climate patterns, plant diseases, foreign currency fluctuations, trade agreements, tariffs and embargos, import/export controls, political change and unrest, changes in global customer demand, changes in government agricultural programs and purchasing behavior of certain countries, including China and India. Additionally, any determination by the USDA or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that any portion of the crop has been contaminated by aflatoxin or other agents, or any future product recalls for other reasons could reduce the supply of edible nuts and other raw materials used in our products and could cause our costs to increase significantly.

Because these raw materials are commodities, their prices are set by the market and can therefore fluctuate quickly and dramatically due to varied events, such as those described above. Furthermore, we are not able to hedge against changes in nut commodity prices because no appropriate futures, derivative or other risk-sharing market for these commodities exists. Consequently, in order to achieve or maintain profitability levels, we attempt to increase the prices of our products to reflect the increase in the costs of the raw materials that we use and sell. However, we may not be successful in passing along partial or full price increases to our customers, if at all. In addition, even if we are successful in passing across partial or full price increases, we may not be able to do so in a timely fashion. Our ability to raise prices and the timing of any price increases is often dependent upon the actions of our competitors, some of whom are significantly larger and more diversified than we are or own farms which produce the raw materials. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for, and sales of, our products as customers reduce purchases or buy lower priced products. Alternatively, if the prices of any raw materials significantly decrease and we have inventories of such materials on hand, we may be unable to reduce product prices without impacting our gross margin. Any competitors who purchase such material on the open market or own the farms which produce the raw materials may be able to reduce prices in a more timely manner, and we could lose market share to such competitors. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.

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

Significant Private Brand Competitive Activity Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Some customer buying decisions, including some of our largest customers, are based upon a periodic bidding process in which the single, successful bidder is assured the selling of the selected product to the food retailer, supercenter or mass merchandiser until the next bidding process to the exclusion of other bidders. Our sales volume may decrease significantly if our bids are too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our bids are successful but below our desired price points. In addition, margins could be further reduced if commodity prices subsequently rise and customers are unwilling or unable to accept price increases. Should any of our significant customers elect to introduce or expand their private brand programs, and we do not participate in such programs or the programs directly compete against our branded products, our sales volume could be negatively impacted. Any of these outcomes may materially and adversely affect our financial condition and results of operations.

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

At the retail level, private brand snack nut products generally sell at a discount to those of branded competitors. If branded competitors reduce the price of their products, the price of branded snack nut products offered to consumers may approximate the prices of our private brand snack nut products. Further, promotional activities by branded competitors such as temporary price reductions, retailer credits, buy-one-get-one-free offerings and coupons, have the same general effect as price decreases. Price decreases initiated by branded competitors could result in a decline in the demand for our private brand snack nut products, which could negatively impact our sales volumes and overall profitability. Such sales volume and profitability decreases could materially and adversely affect our results of operations.

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

Negative Consumer Perception About Our Company or Branded Products Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

Our ability to develop, maintain and continually enhance the value of our Company and our branded products is critical to improving our operating and financial performance and implementing our Strategic Plan. The value of our Company and our branded products is based in large part on the degree to which consumers react and respond positively to our operations and our brands. Positive views of our Company and our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible or reckless manner, negative perception about the actions or values of our Company, adverse publicity about our products (whether actual or fictitious), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety or allergies, or our products becoming unavailable to consumers.

In addition, our success in enhancing the value of our Company and our branded products depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online advertising campaigns as well as advertising outside of traditional print and television channels. Negative posts or comments (whether actual or fictitious) about us or the type of products we produce, market or sell on online social networks, product review sites or similar online activity could seriously impact consumer demand for our products. We are subject to a variety of legal and regulatory restrictions on how we market and advertise our products. These restrictions may limit our ability to respond as the media and communications environment continues to evolve. If we do not react appropriately, then our product sales, financial condition and results of operations could be materially and adversely affected.

We Sometimes Enter Into Fixed Price Commitments without First Knowing Our Acquisition Costs, Which Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

We enter into fixed price commitments with a portion of our commercial ingredient sales customers and certain other customers. The commitments are for a fixed period of time, typically three months to twelve months, but may be extended if remaining balances exist. Such commitments with a term of six months or more represented approximately 5% of our annual net sales in fiscal 2018. Sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and our fixed prices are not properly aligned with our acquisition costs, then these fixed price commitments may result in reduced or negative gross profit margins which could have a material adverse effect on our financial condition and results of operations.

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

We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations

We operate in a highly competitive environment. The principal areas of competition are, among others, brand recognition, taste, flavor, quality, packaging, price, advertising, promotion, convenience and service. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as The Kraft Heinz Company (Planters brand) and Treehouse Foods, Inc. Most of our competitors that sell and market the other top branded snack nut products have committed more financial, marketing and other resources to such brands when compared to the resources spent by us on our brands. Additionally, many retail customers have continued to emphasize their own private label offerings as a key part of their strategy and may develop or expand their own private label nut and nut product offerings, to the exclusion of our branded products. Many of our competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing inshell pecans, peanuts and walnuts directly from growers at fixed prices that later, due to altered market conditions, may prove to be above prevailing market prices. We also compete with other shellers in the commercial ingredient market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively and spend on marketing, advertising, new product innovation and shelf placement and slotting fees, which may cause a decline in gross profit margin if we are unable to increase sales volume as well as reduce our costs, which could materially and adversely affect our financial condition and results of operations.

We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations

We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 60%, 60% and 62% of net sales in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. There can be no assurance that all significant customers will continue to purchase our products in the same quantities, same product mix or on the same terms as in the past, particularly as increasingly powerful retailers may demand lower pricing, different packaging, larger marketing support, payments for retail space, establish private brands or request other terms of sale which negatively impact our profitability. A loss of one of our largest customers, a material decrease in purchases by one of our largest customers, the inability to collect a receivable from or a significant business interruption at one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.

Impairment in the carrying value of goodwill or other intangibles could result in the incurrence of impairment charges and negatively impact our net worth.

At June 28, 2018, we had goodwill of $9.6 million and other intangible assets of $17.7 million. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of customer relationships, brand names, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill is not amortized but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our net worth.

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

Product Liability, Product Recalls, Product Labeling and Product Advertising Claims May Have a Material Adverse Effect on Our Results of Operations and Cash Flows

We face risks associated with product liability claims, product recalls and other liabilities in the event: (i) our food safety and quality control procedures are ineffective or fail, (ii) we procure products from third parties that are or become subject to a recall, regardless of whether or not our food safety and quality control procedures are ineffective or fail, (iii) our products cause injury or become adulterated or misbranded, (iv) our products are determined to be promoted or labeled in a misleading fashion or do not contain required labeling, (v) government authorities test our products and determine that they contain a contaminant or present a food safety risk, (vi) our products are tampered with, (vii) one of our competitors is subject to claims, recalls or other liabilities involving products similar to ours or (viii) federal, state or other government agencies or courts determine that our products could pose health risks or contain potentially harmful chemicals or other substances. In recent years, the food industry has been a target of litigation over product labeling and advertising, including nut products. Such litigation results in significant costs to defend and resolve. In addition, we do not control the labeling of other companies’ products containing our products as an ingredient. A product recall of a sufficient quantity, a significant product liability judgment against us, a significant advertising-related liability or judgment against us or other safety concerns (whether actual or claimed) could cause our products to be unavailable for a period of time, could require us to re-label or re-package products, could result in a loss of consumer confidence in our products and expose us to liabilities in excess of any insurance we maintain for such events. If these kinds of events were to occur, they would have a material adverse effect on the demand for our products and, consequently, our results of operations and cash flows.

We are Dependent on Certain Key Personnel and the Loss of Any of Their Services Could Have a Material Adverse Effect on Our Results of Operations

Our future success will be largely dependent on the personal efforts of our senior operating management team, including Jeffrey T. Sanfilippo, Chief Executive Officer, Michael J. Valentine, Chief Financial Officer, Group President and Secretary, James A. Valentine, Senior Technical Officer and Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary. We believe that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to our growth and success. Although some of our officers own significant amounts of our Class A Stock, these individuals have not entered into any employment or non-compete agreement with us, nor do we have key officer insurance coverage policies in effect. The departure of any of these individuals could have a material adverse effect on our business and prospects and that in turn would have a material adverse effect on our results of operations. Our success is also dependent upon our ability to attract and retain additional qualified personnel, and there can be no assurance that we will be able to do so.

We are Subject to Government Regulation Which Could Materially and Adversely Affect Our Results of Operations

We are subject to extensive regulation by the FDA, the USDA, the United States Environmental Protection Agency (“EPA”) and other state, local and foreign authorities in jurisdictions where our products are manufactured, processed or sold. We are also subject to California’s Proposition 65, which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the state of California to be dangerous. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, distribution, advertising and labeling of our products. Our manufacturing and processing facilities and products are subject to periodic compliance inspections by federal, state, local and foreign authorities. We are also subject to environmental regulations governing the discharge of air emissions, water and food waste, the usage and storage of pesticides, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at our existing facilities as well as our expansion into new operations and jurisdictions, may require us to obtain additional licenses and permits and could require us to adapt or alter methods of operations at costs that could be substantial. Compliance with applicable laws and regulations may be time-consuming, expensive or costly to us in different ways and could materially and adversely affect our results of operations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could materially and adversely affect our results of operations.

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

The Food Safety Modernization Act (“FSMA”) gives the FDA expanded authorities over the safety of the national food supply, including increased inspections and mandatory recalls, as well as stricter enforcement actions, each of which could result in additional compliance costs and civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations. The FSMA further instructed the FDA to develop new rules and regulations, including the performance of hazard analyses, implementation of preventive plans to control hazards, and foreign supplier verification provisions. We currently have “hazard analysis and critical control points” (“HACCP”) procedures in place that may appropriately address many of the existing or future concerns as a result of FSMA. The new FDA rules and regulations required us to change certain of our operational processes and procedures, and implement new ones. However, there could also be unforeseen issues, requirements and costs that arise from these new FDA rules and regulations. HACCP is a management system in which food safety is addressed through the analysis and control of hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product.

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

Operational, Legal, Economic, Political and Social Risks of Doing Business in Emerging Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations

Approximately 38% of the dollar value of our total nut purchases for fiscal 2018 were made from foreign countries. We purchase our cashews from Vietnam, India, Brazil and certain West African countries and some of our pecans from Mexico. To this extent, we are exposed to various risks inherent in emerging markets, including increased governmental ownership and regulation of the economy, greater likelihood of inflation and adverse economic conditions, governmental attempts to control inflation, such as setting interest rates and maintaining wage and price controls, supply reduction into the United States from increased demand in foreign countries, international competition, compliance with, and subjection to, foreign laws, including our ability to protect our intellectual property, such as our brands, compliance with U.S. laws and regulations related to conduct in foreign countries, such as the Foreign Corrupt Practices Act, currency exchange rates, potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse, tariffs, quotas, duties, import and export restrictions and other barriers to trade that may reduce our profitability or sales and civil unrest, armed hostilities and significant political instability.

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

The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations

We acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The majority of bulk-stored nut inventories at June 28, 2018 will be processed during the first quarter of fiscal 2019 and any adjustment to our bulk stored nut inventory quantity will be recorded at that time. There can be no assurance that any bulk stored nut inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.

Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company and Members of The Sanfilippo Group Have Pledged a Substantial Amount of their Class A Stock, Which May Make a Takeover or Change in Control More or Less Difficult and Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As of August 22, 2018, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 51.0% voting interest in the Company. As of August 22, 2018, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or control Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 24.0% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group as holders of the Class A Stock are entitled to elect six Class A Directors which represents 67% of our entire Board of Directors. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause dividends, or a change in control or sale of the Company, which may or may not be in the best interests of other stockholders, and can take other actions that may be less favorable to other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

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

General Economic Conditions and Increased Production and Transportation Costs Could Materially and Adversely Affect Our Financial Condition and Results of Operations

General economic conditions and the effects of a recession, including uncertainty in economic conditions and an economic downturn, and political uncertainties, including political action or inaction having an impact on the economy, could have a material adverse effect on our cash flow from operations, results of operations and financial condition. These conditions may include, among other things, increasing transportation costs due to the current nationwide driver shortage as well as new federal regulations which require increased monitoring of a driver’s allowed driving time using electronic monitoring technology, higher unemployment, increased commodity costs, increased raw material costs, increased packaging material prices, decreases or alterations in consumer demand, changes in buying patterns, adverse changes in tax rates, interest rate and capital market volatility, adverse changes in the purchasing power of the U.S. dollar and higher general water, energy, and fuel costs. Maintaining the prices of our products, initiating price increases (including passing along price increases for commodities used in our products) and increasing the demand for our products (especially when prices for our products are decreasing due to commodity price decreases), all of which are important to our plans to increase profitability, may be materially and adversely affected by general economic conditions and increases in production costs. Among other considerations, nuts and our other products are not essential products and therefore demand and sales volume could decrease. In addition, a general economic downturn could cause one or more of our vendors, suppliers, distributors and customers to experience cash flow problems and, therefore, such vendors, suppliers, distributors and customers may be forced to reduce their output, shut down their operations or file for bankruptcy protection, which in some cases would make it difficult for us to continue production of certain products, could require us to reduce sales of our products or could result in uncollectable accounts receivable. Financial difficulties or solvency problems at these vendors, suppliers and distributors could materially adversely affect their ability to supply us with products or adequate products, which could disrupt our operations. It may be difficult to find a replacement for certain vendors, suppliers, freight haulers or distributors without significant delay or increase in cost. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

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

Technology Disruptions, Failures or Breaches Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We depend on information technology to maintain and streamline our operations, including, among other things, (i) interfacing with our locations, customers and suppliers, (ii) complying with financial reporting, legal and tax regulatory requirements, (iii) maintaining logistics, inventory control and monitoring systems and (iv) providing us with real-time feedback about our business. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, outages during replacement or upgrades, computer viruses, hardware failures, power outages, hackers, ransomware attacks, cyber risks and other security issues. We have technology security initiatives, cyber insurance and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, particularly as the global dependence on technology increases and the sophistication of cyber threats increases. In addition, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers, consumers, or suppliers.

In addition, we have outsourced several information technology support services and administrative functions to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach, or otherwise. While we or any third party service provider have not experienced any significant disruption, failure or breach impacting our information technology systems, any such disruption, failure or breach could adversely affect our financial condition and results of operations.

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

Inability to Protect Our Intellectual Property or Avoid Intellectual Property Disputes Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We consider our intellectual property rights, particularly and most notably our brand trademarks (such as our Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Sunshine Country trademarks), but also our patents, trade secrets, know-how copyrights and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, service mark, trademark, copyright and trade secret laws, as well as licensing agreements, third party nondisclosure and assignment agreements and policing of third party misuses of our intellectual property both domestically and internationally. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our trade secrets and technology, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially and adversely affect our financial condition and results of operations.

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

Unsuccessful Implementation of Our Strategic Plan Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We developed a strategic plan (the “Strategic Plan”), to help us achieve long-term profitable growth. As part of this Strategic Plan, we have taken a number of actions including, among other things, promotion of our branded recipe and snack nut products, expanding distribution in traditional retail channels and alternative channels and other strategies related to increasing sales of non-branded business at existing key customers. We are taking these actions in order to increase sales in all of our distribution channels. There are no assurances that we will be successful in achieving any portion of our Strategic Plan, or any other efficiency measures.

In addition, we have in the past, as part of our Strategic Plan, engaged in strategic acquisitions and joint ventures including the acquisition of Squirrel Brand, L.P. in November 2017. However, we may be unable to successfully manage completed acquisitions or joint ventures, identify additional acquisitions or joint ventures, or negotiate favorable financial or other terms with third parties which are attractive or advantageous to grow or otherwise supplement our existing business. In addition, the identification and completion of any acquisition or joint venture may divert management’s attention from ordinary business matters, require a number of one-time or ongoing advisory costs, result in the loss of employees or customers of our business or the acquired business, involve the assumption of unknown and potentially significant liabilities or result in impairment charges if the assumptions underlying the purchase are not satisfied. Due to various uncertainties inherent in such activities, we may be unable to achieve a substantial portion of any anticipated benefits or cost savings from previous acquisitions or joint ventures or other anticipated benefits in the timeframe we anticipate, or at all.

Any inability to realize the anticipated benefits from the Strategic Plan could materially and adversely affect our financial condition and results of operations.

Increases in Labor Costs or Work Stoppages or Strikes Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the number of our employees has grown, personnel costs, including the costs of medical and other employee health and welfare benefits, have increased. These costs can vary substantially as a result of an increase in the number, mix and experience of our employees and changes in health care and other employment-related laws. There are no assurances that we will succeed in reducing future increases in such costs, particularly if government regulations require us to change our health and welfare benefits, government regulations impose additional monitoring and compliance expenses or we need to attract and retain additional qualified personnel. Increases in personnel costs can also be amplified by low unemployment rates, preferences among workers in the labor market and general tight labor market conditions in any of the areas where we operate. Our inability to control such costs could materially and adversely affect our financial condition and results of operations.

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

a. Principal Facilities

The following table provides certain information regarding our principal facilities:

Location	Square Footage	Type of Interest	Description of Principal Use	Date Company Constructed, Acquired or First Occupied
Bainbridge, Georgia	300,000	Owned and Leased	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987
Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1994
Selma, Texas(1)	300,000	Leased	Pecan shelling, processing, bulk packaging, warehousing and distribution	1992
Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993
Elgin, Illinois(2) (Elgin Office Building)	400,000	Owned	Rental property	2005
Elgin, Illinois (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

(1)	The sale and lease back of the Selma properties to related party partnerships was consummated in fiscal 2007. See Note 6—“Long-Term Debt” to the Consolidated Financial Statements.
(2)

The Elgin Office Building (part of the Elgin Site) was acquired in April 2005. Approximately 63% of the Elgin Office Building is currently vacant, of which approximately 29% has not been built-out. The vacant portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will likely be necessary to lease the remaining space.

b. Manufacturing Capability, Utilization, Technology and Engineering

Our principal production facilities are equipped with modern processing and packaging machinery and equipment.

The Elgin Site was designed to our specifications with what we believe to be state-of-the-art equipment. The layout is designed to efficiently move products from raw storage to processing to packaging to distribution. The Elgin Site was designed to minimize the risk of cross contamination between tree nuts and peanuts. As currently configured, the Elgin Site can accommodate an increase in production capacity of 20% to 35% of our current capacity, but our physical capacity is limited.

The Selma facility contains our automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. During fiscal 2018, we processed approximately 35 million inshell pounds of pecans at the Selma facility.

The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2018, the Bainbridge facility shelled approximately 85 million inshell pounds of peanuts.

The Garysburg facility has the capacity to process approximately 60 million inshell pounds of farmer stock peanuts annually. During fiscal 2018, the Garysburg facility processed approximately 14 million inshell pounds of peanuts.

The Gustine facility is used for walnut shelling, processing, packaging, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. During fiscal 2018, the Gustine facility shelled approximately 39 million inshell pounds of walnuts.

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

We are subject to a class-action complaint for an employment related matter. In August 2017, we agreed in principle to a $1.2 million settlement for which we are fully reserved at June 28, 2018. The non-monetary components of the settlement including the notice and claims administration were finalized in June 2018. The motion for final approval was filed in July 2018 and we expect the court to enter the final approval order in mid-August 2018. Final settlement is expected during the first quarter of fiscal 2019..

For a discussion of our class-action complaint and legal proceedings, investigations, settlements and other contingencies, see Note 8—“Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 4 — Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on November 1, 2018. Below are our executive officers as of August 22, 2018:

Jeffrey T. Sanfilippo, Chief Executive Officer, age 55 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999.

Michael J. Valentine, Chief Financial Officer, Group President and Secretary, age 59 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. He has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include peanut, almond, imported nut, packaging and other ingredient procurement and our contract packaging business.

Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary, age 50 — Mr. Sanfilippo has been employed by us since 1991. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our plant operations, research and development, and product innovation.

James A. Valentine, Senior Vice President, Senior Technical Officer, age 54 — Mr. Valentine has been employed by us since 1986 and in January 2018 was named our Senior Technical Officer. He served as our Chief Information Officer from November 2006 to January 2018. He served as our Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000. Mr. Valentine is responsible for providing insight and guidance to executive management regarding strategic direction of our information technology functions that support our corporate strategy.

Frank S. Pellegrino, Senior Vice President, Finance, Corporate Controller and Treasurer, age 44 — Mr. Pellegrino joined us in January 2007 as Director of Accounting and was appointed Corporate Controller in September 2007. In January 2009, he was named Vice President Finance and Corporate Controller. In August 2012, he was promoted to Senior Vice President, Finance. In August 2016, he was appointed Treasurer. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor, from June 2003 to January 2007. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP, where he was employed from 1996 to 2003. Mr. Pellegrino is responsible for our accounting and finance functions, and in January 2018 also became responsible for overseeing our information technology department.

Christopher Gardier, Senior Vice President, Consumer Sales, age 58 — Mr. Gardier joined us in May 2010 as Vice President, Consumer Sales. In August 2012, Mr. Gardier was promoted to Senior Vice President, Consumer Sales. Previously, Mr. Gardier was the Vice President Sales for the Snacks Division at The Hain Celestial Group, where he led a national sales team of eight regional managers selling natural and organic salty snack brands. Prior to that, Mr. Gardier was a Customer Vice President, Central Region at Pepperidge Farm for six years, where he led a team of independent biscuit and bakery distributors covering 13 Midwestern states. Prior to that, Mr. Gardier was a Director of National Accounts at Frito Lay for almost five years, where he led a sales and operations team responsible for the mass merchandising channel. Mr. Gardier is responsible for leading our Consumer Sales efforts, including our Fisher and Orchard Valley Harvest brands.

Howard Brandeisky, Senior Vice President, Global Marketing and Customer Solutions, age 57 — Mr. Brandeisky joined us in April 2010 as Vice President, Marketing & Innovation. His role was expanded to include Customer Solutions in March 2011. In October 2013, he was promoted to Senior Vice President, Global Marketing and Customer Solutions. Previously, he was an independent consultant in the food industry for a year. Prior to that, Mr. Brandeisky was at Kraft Foods, Inc. for 24 years, with his career culminating as a Vice President of Marketing. He is responsible for leading the marketing, consumer insights, creative services, and customer solutions activities and functions.

Stephen C. Chester, Senior Vice President, Commercial Ingredients, age 58 — Mr. Chester joined us in June 2013 as Vice President of Commercial Ingredients and was promoted to Senior Vice President of Commercial Ingredients in August 2016. Previously he was Vice President of Marketing and R&D for Ventura Foods, a $2 billion food manufacturer selling to consumer, foodservice, and industrial channels. Prior to that, Mr. Chester has worked for other large consumer-focused food companies such a Frito Lay and Best Foods as well as mid-sized B-to-B focused food companies. He has functional experience in sales, marketing, R&D, and general management. Mr. Chester is also a U.S. Navy veteran. He is responsible for leading our Commercial Ingredients business which includes foodservice and industrial channels.

J. Brent Meyer, Senior Vice President, New Business Development, age 46 — Mr. Meyer joined us in December 2017 after we acquired his previous company, Squirrel Brand, L.P. Mr. Meyer had owned Squirrel Brand since 2003 after purchasing and performing a turnaround of the then bankrupt company. From 1998 to 2003, Mr. Meyer was Director of Marketing for Pegasus Solutions. Prior to that, he worked in advertising at Temerlin McLain and Levenson & Hill before earning his MBA from Southern Methodist University. Mr. Meyer is responsible for new business development, specifically pertaining to the Squirrel Brand business.

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

James A. Valentine, Senior Technical Officer of the Company, is (i) the son of Mathias A. Valentine, (ii) the brother of Michael J. Valentine and (iii) the cousin of Jasper B. Sanfilippo, Jr., Jeffrey T. Sanfilippo and James J. Sanfilippo.

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

	Price Range of Common Stock
Year Ended June 28, 2018	High	Low
4th Quarter	$77.76	$55.33
3rd Quarter	$67.36	$54.32
2nd Quarter	$70.35	$55.10
1st Quarter	$68.74	$61.05

	Price Range of Common Stock
Year Ended June 29, 2017	High	Low
4th Quarter	$74.69	$59.16
3rd Quarter	$72.98	$56.95
2nd Quarter	$72.24	$46.34
1st Quarter	$54.18	$40.75

The graph below compares our cumulative five-year total stockholder return on our Common Stock with the cumulative total returns of the Russell 2000 Consumer Staples Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock, in each index (with the reinvestment of all dividends) from June 28, 2013 to June 28, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among John B. Sanfilippo & Son, Inc., the Russell 2000 Index,

and the Russell 2000 Consumer Staples Index

*	$100 invested on June 28, 2013 in stock or June 30, 2013 in index, including reinvestment of dividends.

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

As of August 22, 2018 there were 47 holders and 16 holders of record of our Common Stock and Class A Stock, respectively.

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

In January 2017, our Board of Directors adopted a dividend policy under which it intends to pay an annual cash dividend on our Common Stock and Class A Stock. The Board of Directors contemplated that the annual dividend would be declared around the conclusion of the Company’s fiscal year and paid in the first quarter of each fiscal year. One of the key factors that will be taken into account in determining the annual dividend amount (and whether any such dividend will be paid) will be the liquidity position of the Company, in particular the borrowing availability under our Credit Facility.

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

The frequency and amount of cash dividends declared for each class of common stock for the two most recently completed fiscal years are as follows:

•	On July 7, 2016 our Board of Directors declared a cash dividend of $2.50 that was paid to holders of Common Stock and Class A Stock on August 4, 2016.

•	On November 1, 2016 our Board of Directors declared a cash dividend of $2.50 that was paid to holders of Common Stock and Class A Stock on December 13, 2016.

•	On July 11, 2017 our Board of Directors declared an annual and special cash dividend of $0.50 and $2.00, respectively, that was paid to holders of Common Stock and Class A Stock on August 15, 2017.

•

Subsequent to the end of fiscal 2018, the Board of Directors declared an annual and special cash dividend of $0.55 and $2.00 per share, respectively, that was paid to holders of our Common Stock and Class A Stock on August 17, 2018.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings or spouses of Jasper B. Sanfilippo, Sr. (our former chairman of the board) or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Sr., Mathias A. Valentine or such siblings (other than those who are our executive officers, directors or who have formed a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with either Jasper B. Sanfilippo, Sr. or Mathias A. Valentine) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2018 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans

The following table sets forth information as of June 28, 2018, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by stockholders — stock options	500	$8.71	770,995
Equity compensation plans approved by stockholders — restricted stock units	189,068	—	770,995
Equity compensation plans not approved by stockholders	—	—	—

Item 6 — Selected Financial Data

The following historical consolidated financial data as of and for the years ended June 28, 2018, June 29, 2017, June 30, 2016, June 25, 2015 and June 26, 2014 was derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations. The fiscal year ended June 30, 2016 contained an extra week compared to the other fiscal years presented.

Consolidated Statement of Comprehensive Income Data: (dollars in thousands, except per share data)

	Year Ended
	June 28, 2018	June 29, 2017	June 30, 2016	June 25, 2015	June 26, 2014
Net sales	$888,595	$846,635	$952,059	$887,245	$778,622
Cost of sales	749,776	704,712	814,591	755,189	655,757

Gross profit	138,819	141,923	137,468	132,056	122,865
Selling and administrative expenses (1)	82,710	81,446	84,306	78,578	75,987
Gain on asset disposal	—	—	—	—	(1,641)

Income from operations (1)	56,109	60,477	53,162	53,478	48,519
Interest expense	3,463	2,910	3,492	3,966	4,354
Rental and miscellaneous expense, net	1,406	1,296	1,358	3,049	2,810
Other expense (1)	1,970	2,133	1,850	1,599	1,523

Income before income taxes	49,270	54,138	46,462	44,864	39,832
Income tax expense	16,850	18,013	16,067	15,559	13,545

Net income	$32,420	$36,125	$30,395	$29,305	$26,287

Basic earnings per common share	$2.85	$3.19	$2.71	$2.63	$2.38
Diluted earnings per common share	$2.83	$3.17	$2.68	$2.61	$2.36
Cash dividends declared per share	$2.50	$5.00	$2.00	$1.50	$1.50

Consolidated Balance Sheet Data: (2) (dollars in thousands)

	June 28, 2018	June 29, 2017	June 30, 2016	June 25, 2015	June 26, 2014
Working capital	$130,609	$143,504	$158,979	$150,280	$137,228
Total assets	415,773	398,059	391,162	431,616	394,207
Long-term debt, less current maturities	27,356	25,211	28,704	32,046	35,347
Total debt	65,803	58,085	44,130	96,500	79,153
Stockholders’ equity	242,922	235,468	251,193	241,278	226,827

(1)

Effective the first quarter of fiscal 2018 we adopted ASU No. 2017-07 which disaggregates the service cost component of pension expense from the other components of net periodic benefit cost component of pension expense. Service cost must be presented in the same line items as other employee compensation costs while all other components must be presented separately from service cost and outside a subtotal of income from operations. Prior periods in this table have been adjusted for comparability for this new accounting standard.

(2)	Effective the first quarter of fiscal 2017 we adopted ASU No. 2015-03 which changes the presentation of debt issuance costs. Prior periods have been adjusted for this new accounting standard.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). However, the fiscal year ended June 30, 2016 consisted of fifty-three weeks with our fourth quarter containing fourteen weeks. Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2019 are to the fiscal year ending June 27, 2019.

•	References herein to fiscal 2018, fiscal 2017 and fiscal 2016 are to the fiscal years ended June 28, 2018, June 29, 2017 and June 30, 2016, respectively.

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

The Company’s long-term objective to drive profitable growth, as identified in our Strategic Plan, includes continuing to grow Fisher and Orchard Valley Harvest into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe and produce categories and providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel. We executed on our Strategic Plan during fiscal 2018 by completing the strategic acquisition of Squirrel Brand, L.P. (“Squirrel Brand” or “Squirrel Acquisition”), a former contract packaging customer. We also executed on our Strategic Plan through expanding into alternative distribution channels, focusing on our promotional activity and expanding distribution of our Fisher recipe nuts. In fiscal 2019 we intend to grow the Squirrel Brand and Southern Style Nuts brand awareness through expanded distribution and increased innovation and product offerings.

We face a number of challenges in the future which include, among others, anticipated deflation in commodity costs for all major tree nuts except almonds, and intensified competition for market share from both private brand and name brand nut products.

We will continue to focus on seeking profitable business opportunities to further utilize our production capacity at our Elgin Site. We expect to maintain our recent level of promotional and advertising activity for our Orchard Valley Harvest and Fisher brands. We expect to devote additional promotional and advertising activity for our Squirrel Brand and Southern Style Nuts brands. We continue to see domestic sales and volume growth in our Orchard Valley Harvest brand and expect to continue to focus on this portion of our branded business. We will continue to face the ongoing challenges specific to our business such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part I, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

Annual Highlights

•	Our net sales for fiscal 2018 increased by $42.0 million, or 5.0%, to $888.6 million compared to fiscal 2017.

•	Gross profit decreased by $3.1 million, and our gross profit margin, as a percentage of net sales, decreased to 15.6% in fiscal 2018 from 16.8% in fiscal 2017.

•	Total operating expenses for fiscal 2018 increased by $1.3 million; and our operating expenses, as a percentage of net sales, were 9.3% compared to 9.6% of net sales in fiscal 2017.

•	Diluted earnings per share decreased approximately 10.7% compared to last fiscal year.

•	Our strong financial position allowed us to pay a cash dividend of $28.4 million.

•	The total value of inventories on hand at the end of fiscal 2018 decreased by $7.8 million, or 4.3%, in comparison to the total value of inventories on hand at the end of fiscal 2017.

We have seen acquisition costs for walnuts, peanuts and cashews increase in the 2017 crop year (which falls into our 2018 fiscal year). While we completed our procurement of the current year crop of inshell walnuts during the second quarter of fiscal 2018, the total payments to our walnut growers were not determined until the third quarter of fiscal 2018, which is typical. The final prices paid to the walnut growers were based upon prevailing market prices and other factors, such as crop size and export demand. At June 28, 2018 approximately $0.3 million was due to walnut growers.

Results of Operations

The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2018 to fiscal 2017 and from fiscal 2017 to fiscal 2016.

	Percentage of Net Sales			Percentage Change
	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2018 vs. 2017	Fiscal 2017 vs. 2016
Net sales	100.0%	100.0%	100.0%	5.0%	(11.1)%
Gross profit	15.6	16.8	14.4	(2.2)	3.2
Selling expenses	6.0	5.9	5.3	7.1	(3.4)
Administrative expenses	3.3	3.7	3.5	(7.1)	(3.4)

Fiscal 2018 Compared to Fiscal 2017

Net Sales

Our net sales increased 5.0% to $888.6 million for fiscal 2018 from $846.6 million for fiscal 2017. Sales volume (measured as pounds sold to customers) increased by 3.4% for fiscal 2018 in comparison to sales volume for fiscal 2017. The increase in net sales was also driven by a 1.5% increase in the weighted average sales price per pound, which primarily occurred as a result of increased selling prices for walnuts and cashews.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2018	Fiscal 2017
Peanuts	15.7%	15.7%
Pecans	14.0	16.2
Cashews & Mixed Nuts	24.6	24.3
Walnuts	9.0	8.4
Almonds	15.5	16.3
Trail & Snack Mixes	15.5	13.9
Other	5.7	5.2

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2018	Fiscal 2017	Change	Percent Change
Consumer (1)	$589,867	$530,366	$59,501	11.2%
Commercial Ingredients	154,114	164,732	(10,618)	(6.4)
Contract Packaging	144,614	151,537	(6,923)	(4.6)

Total	$888,595	$846,635	$41,960	5.0%

(1)

Sales of branded products were approximately 38% of total consumer channel sales during fiscal 2018 and 2017. Fisher branded products were approximately 75% and 85% of branded sales during fiscal 2018 and 2017 respectively, with branded produce products accounting for most of the remaining branded product sales.

Net sales in the consumer distribution channel increased by 11.2% in dollars and 11.1% in sales volume in fiscal 2018 compared to fiscal 2017. The sales volume increase was driven by increased sales of private brand products and Orchard Valley Harvest produce products. A 63.7% increase in sales volume of Orchard Valley Harvest produce products was driven by new item introductions and distribution gains at new and existing customers. Sales volume for private label snack and trail mixes increased 11.3% due to new item introductions and increased distribution with existing customers. Accounting for approximately 16.6% of the annual sales volume increase was the additional sales volume from the Squirrel Brand acquisition which occurred late in our fiscal 2018 second quarter. Squirrel Brand sales volume for seven months of the current fiscal year was included in the consumer and commercial ingredients distribution channels, while Squirrel Brand sales volume for the previous year was included in the contract packaging distribution channel because Squirrel Brand was a contract packaging customer during fiscal 2017. Sales volume for Fisher products was relatively unchanged in the annual comparison. IRi market data from June 2018 indicates that Fisher recipe nuts continue to be the branded market share leader in the overall recipe nut category.

Net sales in the commercial ingredients distribution channel decreased by 6.4% in dollars and 5.5% in sales volume compared to fiscal 2017. The sales volume decrease was primarily due to the loss of a bulk almond butter customer which occurred in the second quarter of fiscal 2017.

Net sales in the contract packaging distribution channel decreased by 4.6% in dollars and 9.0% in sales volume in fiscal 2018 compared to fiscal 2017. The sales volume decrease was primarily due to our acquisition of the Squirrel Brand business in November 2017 as described above, coupled with the loss of some bulk business with an existing contract packaging customer.

Gross Profit

Gross profit decreased 2.2% to $138.8 million in fiscal 2018 from $141.9 million in fiscal 2017. Our gross profit margin, as a percentage of sales, decreased to 15.6% for fiscal 2018 from 16.8% for fiscal 2017.

The decreases in gross profit and gross profit margin were mainly attributable to increased commodity acquisition costs for walnuts and higher commodity acquisition costs for pecans in the first two quarters of fiscal 2018. We could not increase prices in response to these cost increases due to holiday promotional pricing commitments that were in place for the first half of fiscal 2018 to support new Fisher recipe nut distribution gains.

Operating Expenses

Total operating expenses for fiscal 2018 increased by $1.3 million to $82.7 million. Operating expenses as a percent of net sales was 9.3% for fiscal 2018 and 9.6% for fiscal 2017. Operating expenses as a percent of net sales decreased in fiscal 2018 as a result of a higher net sales base.

Selling expenses for fiscal 2018 were $52.9 million, an increase of $3.5 million, or 7.1%, over the amount recorded for fiscal 2017. The increase was driven primarily by a $1.8 million increase in freight expense, a $1.2 million increase in advertising expense, and a $0.4 million increase in sales commission expense.

Administrative expenses for fiscal 2018 were $29.8 million, a decrease of $2.3 million, or 7.1%, from the amount recorded for fiscal 2017. The decrease in administrative expenses was due to a $5.1 million decrease in compensation related expenses, partially offset by a $0.6 million increase of personnel expense, and a $0.5 million increase of transaction expenses related to the Acquisition. The current year to date expenses also include $2.0 million of amortization expense associated with the Acquisition.

Income from Operations

Due to the factors discussed above, our income from our operations was $56.1 million, or 6.3% of net sales, for fiscal 2018, compared to $60.5 million, or 7.1% of net sales, for fiscal 2017.

Interest Expense

Interest expense was $3.5 million for fiscal 2018 compared to $2.9 million for fiscal 2017. The increase in interest expense was due primarily to higher debt levels and higher average interest rates, both of which were mainly attributable to increased debt from the Acquisition.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $1.4 million for fiscal 2018 compared to $1.3 million for fiscal 2017.

Other Expense

Other expense consists of pension related expenses other than the service cost component and was $2.0 million and $2.1 million for fiscal 2018 and fiscal 2017, respectively.

Income Tax Expense

Income tax expense was $16.9 million, or 34.2% of income before income taxes (the “Effective Tax Rate”), for fiscal 2018 compared to $18.0 million, or 33.3% of income before income taxes, for fiscal 2017. Effective January 1, 2018, the federal statutory tax rate was reduced from a maximum of 35% to a flat 21%. Due to our fiscal year ending in June, our federal statutory rate is a blended rate of approximately 28% for fiscal 2018. As a result of tax reform, we were required to revalue our net deferred tax assets which required a one-time tax expense of approximately $3.1 million which increased our Effective Tax Rate approximately 6.3%.

Net Income

Net income was $32.4 million, or $2.85 basic and $2.83 diluted per common share, for fiscal 2018, compared to $36.1 million, or $3.19 basic and $3.17 diluted per common share, for fiscal 2017, due to the factors discussed above.

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

Product Type	Fiscal 2017	Fiscal 2016
Peanuts	15.7%	13.9%
Pecans	16.2	13.1
Cashews & Mixed Nuts	24.3	23.3
Walnuts	8.4	9.4
Almonds	16.3	23.0
Trail & Snack Mixes	13.9	12.4
Other	5.2	4.9

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2017	Fiscal 2016	Change	Percent Change
Consumer (1)	$530,366	$566,793	$(36,427)	(6.4)%
Commercial Ingredients	164,732	244,240	(79,508)	(32.6)
Contract Packaging	151,537	141,026	10,511	7.5

Total	$846,635	$952,059	$(105,424)	(11.1)%

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

Net sales in the commercial ingredients distribution channel decreased by 32.6% in dollars and 23.4% in sales volume compared to fiscal 2016. The sales volume decrease was primarily due to the loss of a bulk almond butter customer in the second quarter of fiscal 2017 combined with decreased sales of bulk inshell walnuts due to lower walnut inventory quantities.

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

Liquidity and Capital Resources

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended most recently in November 2017 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to consummate business acquisitions, devote more funds to promote our branded products (especially our Fisher and Orchard Valley Harvest brands), reinvest in the Company through capital expenditures, develop new products, pay special cash dividends, and explore other growth strategies outlined in our Strategic Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the last three fiscal years (dollars in thousands):

	June 28, 2018	June 29, 2017	2018 to 2017 $ Change	June 30, 2016
Operating activities	$66,154	$52,668	$13,486	$89,248
Investing activities	(34,968)	(10,543)	(24,425)	(14,925)
Financing activities	(31,692)	(42,390)	10,698	(74,049)

Total change in cash	$(506)	$(265)	$(241)	$274

Operating Activities. Net cash provided by operating activities was $66.2 million in fiscal 2018, an increase of $13.5 million compared to fiscal 2017. This increase in operating cash flow was due primarily to lower levels of inventory in fiscal 2018 compared to fiscal 2017. Inventories decreased $7.8 million in fiscal 2018 compared to a $25.8 million increase in inventories in fiscal 2017 which resulted in a net favorable change in cash of $35.6 million. Partially offsetting this source of cash was a decrease in cash provided by accounts receivable of $11.5 million compared to fiscal 2017, combined with a decrease in accrued payroll and related benefits of $10.1 million compared to fiscal 2017.

Net accounts receivable were $65.4 million at June 28, 2018 and $64.8 million at June 29, 2017.

Total inventories were $174.6 million at June 28, 2018, a decrease of $7.8 million, or 4.3%, from the inventory balance at June 29, 2017. The decrease was primarily due to lower acquisition costs for pecans combined with lower quantities on hand of pecans and walnuts compared to fiscal 2017. Increased quantities of cashews compared to fiscal 2017 partially offset the overall decrease in total inventories.

The weighted average cost per pound of raw nut and dried fruit input stocks on hand at June 28, 2018 fell by 0.7% compared to June 29, 2017, as the decline in acquisition costs for pecans was almost fully offset by increases in acquisition costs for peanuts and walnuts.

Accrued payroll and related benefits were $6.4 million at June 28, 2018, a decrease of $9.5 million compared to June 29, 2017. The decrease in accrued payroll and related benefits was due to a lower incentive compensation accrual compared to fiscal 2017.

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

The weighted average cost per pound of raw nut and dried fruit input stocks on hand at June 29, 2017 increased by 5.5% compared to June 30, 2016 mainly due to higher acquisition costs for peanuts and all major tree nuts except almonds

Investing Activities. Cash used in investing activities was $35.0 million in fiscal 2018. The payment of the cash portion of the purchase price for the Acquisition was $21.7 million, net. Capital expenditures accounted for a $13.2 million use of cash in fiscal 2018.

Cash used in investing activities was $10.5 million in fiscal 2017. Capital expenditures accounted for a $10.9 million use of cash in fiscal 2017.

Cash used in investing activities was $14.9 million in fiscal 2016. Capital expenditures accounted for a $15.0 million use of cash in fiscal 2016.

We expect total capital expenditures for equipment purchases and upgrades, facility maintenance and food safety enhancements for fiscal 2019 to be approximately $15 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Financing Activities. Cash used in financing activities was $31.7 million during fiscal 2018. We paid dividends totaling $28.4 million in fiscal 2018. We repaid $5.7 million of long-term debt during fiscal 2018, $2.9 million of which was related to the Mortgage Facility (as defined below).

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

On July 7, 2016, we entered into the Seventh Amendment to Credit Agreement (the “Seventh Amendment”) which extended the maturity date of the Credit Agreement from July 15, 2019 to July 7, 2021 and reduced by twenty-five basis points the interest rates charged for loan advances and letter of credit borrowings. The unused line fee was reduced to 0.25% per annum. The aggregate revolving loan commitment remained unchanged. In addition, the Seventh Amendment allows the Company to, without obtaining Bank Lender consent, (i) make up to one cash dividend or distribution on our stock per quarter, or (ii) purchase, acquire, redeem or retire stock in any fiscal quarter, in any case, in an amount not to exceed $60.0 million in the aggregate per fiscal year, as long as no default or event of default exists and the excess availability under the Credit Agreement remains over $30.0 million immediately before and after giving effect to any such dividend, distribution, purchase or redemption. The Seventh Amendment also permits an additional 5% of outstanding accounts receivable from a major customer to be included as eligible in the borrowing base calculation and reduced the amount available for letter of credit usage to $10.0 million.

On July 7, 2017, we entered into the Eighth Amendment to our Credit Facility which eliminated the quarterly restriction on cash dividends and distributions and allows the Company to, without obtaining lender consent, make up to four cash dividends or distributions on our stock per fiscal year, or purchase, acquire, redeem or retire stock in any fiscal year, in an amount not to exceed $60.0 million in the aggregate per fiscal year, as long as no default or event of default exists and the excess availability under the Credit Facility remains over $30.0 million immediately before and after giving effect to any such dividend, distribution, purchase or redemption.

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

At June 28, 2018, the weighted average interest rate for the Credit Facility was 3.90%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 28, 2018, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At June 28, 2018, we had $83.0 million of available credit under the Credit Facility. If this entire amount were borrowed at June 28, 2018, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum. Prior to March 1, 2018, Tranche A accrued interest at a fixed interest rate of 7.63% per annum, payable monthly and Tranche B accrued interest, as reset on March 1, 2016, at a floating rate of the greater of (i) one-month LIBOR plus 3.50% per annum or (ii) 4.25%, payable monthly.

Monthly principal payments on Tranche A in the amount of $0.2 million commenced on June 1, 2008. Monthly principal payments on Tranche B in the amount of $0.1 million commenced on June 1, 2008.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 28, 2018, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of June 28, 2018, $10.6 million of the debt obligation was outstanding.

In September 2015, we exercised two five-year renewal options which extended the Selma lease to September 18, 2026 (unless we purchase it before such date) and reduced the base monthly lease amount we pay on the Selma Properties during the second quarter of fiscal 2017.

Squirrel Brand Seller-Financed Note

In November 2017 we completed the Squirrel Brand acquisition. The acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11.5 million (“Promissory Note”). The principal owner and seller of the Squirrel Brand business was subsequently appointed as an executive officer of the Company and is considered a related party. The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $0.3 million, plus interest, beginning in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We can pre-pay the Promissory Note at any time during the three-year period without penalty. At June 28, 2018, the principal amount of $9.3 million of the Promissory Note was outstanding.

Off-Balance Sheet Arrangements

As of June 28, 2018, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Cash Obligations

At June 28, 2018, we had the following contractual cash obligations for long-term debt (including scheduled interest payments), operating leases, the Credit Facility, purchase obligations, retirement plans and other long-term liabilities (amounts in this subsection in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$42,532	$8,931	$15,024	$8,508	$10,069
Minimum operating lease commitments	4,778	1,405	2,103	1,256	14
Revolving credit facility borrowings	31,278	31,278	—	—	—
Purchase obligations (2)	195,564	195,564	—	—	—
Retirement plans (3)	22,484	910	1,585	1,474	18,515

Total contractual cash obligations	$296,636	$238,088	$18,712	$11,238	$28,598

(1)	See Note 6 - “Long-Term Debt” of the Notes to Consolidated Financial Statements for further detail on the Company’s long-term debt obligations.
(2)

The purchase obligations primarily represent of inventory purchase commitments and a commitment to purchase capital equipment; however, these amounts exclude purchase commitments under walnut purchase agreements due to the uncertainty of pricing and quantity.

(3)	Represents projected retirement obligations. See Note 12 - “Employee Benefit Plans” and Note 13 - “Retirement Plan” of the Notes to Consolidated Financial Statements for further details.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accounting policies as disclosed in the Notes to Consolidated Financial Statements are applied in the preparation of our financial statements and accounting for the underlying transactions and balances. The policies discussed below are considered by our management to be critical for an understanding of our financial statements because the application of these policies places the most significant demands on management’s judgment, with financial reporting results relying on estimation regarding the effect of matters that are inherently uncertain. Specific risks, if applicable, for these critical accounting policies are described in the following paragraphs. For a detailed discussion on the application of these and other accounting policies, see Note 1—“Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

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

Inventories

Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts, dried fruit and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory costs are reviewed at least quarterly. Fluctuations in the market price of pecans, peanuts, walnuts, almonds and other nuts may affect the value of inventory and gross profit and gross profit margin. When net realizable values move below costs, we record adjustments to write down the carrying values of inventories to the lower of cost (first-in, first-out) and net realizable value. No such adjustments have been required in any of the periods presented. The results of our shelling process can also result in changes to our inventory costs based upon actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based upon our inventory systems and are subject to verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded.

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

Impairment of Long-Lived Assets

We review held and used long-lived assets, including our rental investment property and amortizable identifiable intangible assets (e.g., customer relationships and brand names), to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates there is an impairment, the carrying value of the asset is reduced to its estimated fair value. We also evaluate the amortization periods assigned to our intangible assets to determine whether events or changes in circumstances require a revised estimate of useful lives. We did not record any impairment of long-lived assets or amortizable identifiable intangible assets in any of the last three fiscal years.

Goodwill

Goodwill is not amortized but is tested annually for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, adverse changes in the markets in which we operate, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

In testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of our single reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.

Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of our single reporting unit are identified (similar to impairment indicators above).

Under the goodwill quantitative impairment test, the evaluation of impairment involves comparing the current fair value of our single reporting unit to its carrying value, including goodwill. We estimate the fair value using level 3 inputs as defined by the fair value hierarchy. The inputs used to calculate the fair value include several subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts. If the carrying value of our single reporting unit exceeds its fair value, we recognize an impairment loss equal to the difference between the carrying value and estimated fair value.

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

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 28, 2018, we believe that our deferred tax assets are fully realizable, except for $0.1 million of net basis differences for which we have provided a valuation allowance.

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

One significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year-end measurement date) for our plan based upon a hypothetical corporate bond portfolio for which the cash flows match the year-by-year projected benefit cash flows for our pension plan. The hypothetical bond portfolio is comprised of high-quality fixed income debt securities (usually Moody’s Aa3 or higher) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 3.99% for fiscal 2018, 3.61% for fiscal 2017, and 4.63% for fiscal 2016. A 25-basis point increase or decrease in our discount rate assumption for fiscal 2018 would have resulted in an immaterial change in our pension expense for fiscal 2018. For our year-end pension obligation determination, we selected discount rates of 4.14% and 3.99% for fiscal years 2018 and 2017, respectively.

The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. We determine this assumption based on our long-term plans for compensation increases and current economic conditions. Based on this information, we selected 3.4% and 4.5% for fiscal 2018 and 2017, respectively, as the average rate of compensation increase for determining our year-end pension obligation. We used 4.5% for the rate of compensation increase for determination of pension expense for each of fiscal years 2018, 2017, and 2016, respectively.

The RP-2014 white collar fully generational mortality table with mortality improvement scale MP-2017 published by the Society of Actuaries Retirement Plan Experience Committee was utilized in the preparation of our pension obligation as of June 28, 2018.

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

We are unable to engage in hedging activity related to commodity prices, because there are no established futures markets for nuts; therefore, we can only attempt to pass on the commodity cost increases in the form of price increases to our customers. A hypothetical 1% increase in material costs, without a corresponding price increase, would have decreased gross profit approximately $6.2 million for fiscal 2018. See Part I, Item 1A — “Risk Factors” for a further discussion of the risks and uncertainties related to commodity prices of raw materials and the impact thereof on our business.

Approximately 38% of the dollar value of our total nut purchases for fiscal 2018 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country from where the nuts are purchased, or to other major foreign currencies such as the euro.

We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility; because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had a $0.1 million impact on our net income and cash flows from operating activities for fiscal 2018.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of John B. Sanfilippo & Son, Inc. and its subsidiaries as of June 28, 2018 and June 29, 2017, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 28, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 28, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 28, 2018 and June 29, 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for net periodic benefit costs as related to pension expenses in fiscal 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

August 22, 2018

We have served as the Company’s auditor since 1982.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 28, 2018 and June 29, 2017

(dollars in thousands, except share and per share amounts)

	June 28, 2018	June 29, 2017
ASSETS
CURRENT ASSETS:
Cash	$1,449	$1,955
Accounts receivable, less allowance for doubtful accounts of $270 and $263, respectively	65,426	64,830
Inventories	174,618	182,420
Prepaid expenses and other current assets	6,309	4,172

TOTAL CURRENT ASSETS	247,802	253,377

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285
Buildings	108,540	107,015
Machinery and equipment	198,321	194,099
Furniture and leasehold improvements	5,015	4,842
Vehicles	526	498
Construction in progress	2,618	1,075

	324,305	316,814
Less: Accumulated depreciation	217,689	210,606

	106,616	106,208
Rental investment property, less accumulated depreciation of $10,431 and $9,639, respectively	18,462	19,254

TOTAL PROPERTY, PLANT AND EQUIPMENT	125,078	125,462

OTHER LONG TERM ASSETS:
Cash surrender value of officers’ life insurance and other assets	10,565	10,125
Deferred income taxes	5,024	9,095
Goodwill	9,650	—
Intangible assets, net	17,654	—

TOTAL ASSETS	$415,773	$398,059

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 28, 2018 and June 29, 2017

(dollars in thousands, except share and per share amounts)

	June 28, 2018	June 29, 2017
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$31,278	$29,456
Current maturities of long-term debt, including related party debt of $4,341 and $474, respectively and net of unamortized debt issuance costs of $45 and $55, respectively	7,169	3,418
Accounts payable, including related party payables of $0 and $178, respectively	60,340	50,047
Bank overdraft	2,062	932
Accrued payroll and related benefits	6,415	15,958
Other accrued expenses	9,929	10,062

TOTAL CURRENT LIABILITIES	117,193	109,873

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $15,507 and $10,584, respectively and net of unamortized debt issuance costs of $79 and $124, respectively	27,356	25,211
Retirement plan	21,288	20,994
Other	7,014	6,513

TOTAL LONG-TERM LIABILITIES	55,658	52,718

TOTAL LIABILITIES	172,851	162,591

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,865,475 and 8,801,641 shares issued, respectively	89	88
Capital in excess of par value	119,952	117,772
Retained earnings	127,240	123,190
Accumulated other comprehensive loss	(3,181)	(4,404)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	242,922	235,468

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$415,773	$398,059

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 28, 2018, June 29, 2017 and June 30, 2016

(dollars in thousands, except share and per share amounts)

	Year Ended June 28, 2018 (52 Weeks)	Year Ended June 29, 2017 (52 Weeks)	Year Ended June 30, 2016 (53 Weeks)
Net sales	$888,595	$846,635	$952,059
Cost of sales	749,776	704,712	814,591

Gross profit	138,819	141,923	137,468

Operating expenses:
Selling expenses	52,922	49,392	51,114
Administrative expenses	29,788	32,054	33,192

Total operating expenses	82,710	81,446	84,306

Income from operations	56,109	60,477	53,162

Other expense:
Interest expense including $1,103, $785 and $1,081 to related parties, respectively	3,463	2,910	3,492
Rental and miscellaneous expense, net	1,406	1,296	1,358
Other expense	1,970	2,133	1,850

Total other expense, net	6,839	6,339	6,700

Income before income taxes	49,270	54,138	46,462
Income tax expense	16,850	18,013	16,067

Net income	32,420	36,125	30,395
Other comprehensive income (loss), net of tax:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	839	820	624
Net actuarial gain (loss) arising during the period	384	1,201	(2,215)

Other comprehensive income (loss), net of tax	1,223	2,021	(1,591)

Comprehensive income	$33,643	$38,146	$28,804

Net income per common share — basic	$2.85	$3.19	$2.71

Net income per common share — diluted	$2.83	$3.17	$2.68

Cash dividends declared per share	$2.50	$5.00	$2.00

Weighted average shares outstanding — basic	11,383,080	11,317,149	11,233,975

Weighted average shares outstanding — diluted	11,449,386	11,403,605	11,332,924

The accompanying notes are an integral part of these consolidated financial statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 28, 2018, June 29, 2017 and June 30, 2016

(dollars in thousands, except per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 25, 2015	2,597,426	$26	8,663,480	$86	$111,540	$135,664	$(4,834)	$(1,204)	$241,278
Net income						30,395			30,395
Cash dividends ($2.00 per common share)						(22,486)			(22,486)
Pension liability amortization, net of income tax expense of $383							624		624
Pension liability adjustment, net of income tax benefit of $1,358							(2,215)		(2,215)
Equity award exercises			62,235	1	1,107				1,108
Stock-based compensation expense					2,489				2,489

Balance, June 30, 2016	2,597,426	$26	8,725,715	$87	$115,136	$143,573	$(6,425)	$(1,204)	$251,193
Net income						36,125			36,125
Cash dividends ($5.00 per common share)						(56,464)			(56,464)
Pension liability amortization, net of income tax expense of $502							820		820
Pension liability adjustment, net of income tax expense of $737							1,201		1,201
Equity award exercises			75,926	1	62				63
Stock-based compensation expense					2,504				2,504
Effect of adopting ASU 2016-09					70	(44)			26

Balance, June 29, 2017	2,597,426	$26	8,801,641	$88	$117,772	$123,190	$(4,404)	$(1,204)	$235,468
Net income						32,420			32,420
Cash dividends ($2.50 per common share)						(28,370)			(28,370)
Pension liability amortization, net of income tax expense of $280							839		839
Pension liability adjustment, net of income tax expense of $127							384		384
Equity award exercises, net of shares withheld for employee taxes			63,834	1	(616)				(615)
Stock-based compensation expense					2,796				2,796

Balance, June 28, 2018	2,597,426	$26	8,865,475	$89	$119,952	$127,240	$(3,181)	$(1,204)	$242,922

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 28, 2018, June 29, 2017 and June 30, 2016

(dollars in thousands)

	Year Ended June 28, 2018 (52 Weeks)	Year Ended June 29, 2017 (52 Weeks)	Year Ended June 30, 2016 (53 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,420	$36,125	$30,395
Depreciation and amortization	15,430	15,559	16,585
Loss on disposition of properties, net	480	71	392
Deferred income tax expense (benefit)	3,664	(1,744)	(170)
Stock-based compensation expense	2,796	2,504	2,489
Change in assets and liabilities, net of Acquisition:
Accounts receivable, net	1,751	13,243	(2,436)
Inventories	9,759	(25,847)	41,424
Prepaid expenses and other current assets	(738)	201	(19)
Accounts payable	8,876	6,384	(1,126)
Accrued expenses	(8,598)	1,484	421
Income taxes receivable/payable	(2,659)	2,217	(805)
Other long-term liabilities	501	579	(443)
Other long-term assets	375	(266)	767
Other, net	2,097	2,158	1,774

Net cash provided by operating activities	66,154	52,668	89,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,229)	(10,885)	(15,018)
Acquisition of Squirrel Brand L.P.	(21,727)	—	—
Other, net	(12)	342	93

Net cash used in investing activities	(34,968)	(10,543)	(14,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings (repayments)	1,822	17,372	(49,069)
Principal payments on long-term debt	(5,659)	(3,482)	(3,376)
Increase (decrease) in bank overdraft	1,130	121	(226)
Dividends paid	(28,370)	(56,464)	(22,486)
Proceeds from the exercise of stock options	16	63	155
Tax benefit of equity award exercises	—	—	953
Taxes paid related to net share settlement of equity awards	(631)	—	—

Net cash used in financing activities	(31,692)	(42,390)	(74,049)

NET (DECREASE) INCREASE IN CASH	(506)	(265)	274
Cash, beginning of period	1,955	2,220	1,946

Cash, end of period	$1,449	$1,955	$2,220

Supplemental disclosures of cash flow information:
Interest paid	$3,357	$2,763	$3,326
Income taxes paid, excluding refunds of $40, $232, and $168, respectively	15,846	17,635	16,526
Supplemental disclosure of non-cash investing activities:
Acquisition of Squirrel Brand L.P. through note payable, see Note 6	$11,500	$—	$—

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

Inventories

Inventories, which consist principally of inshell bulk-stored nuts, shelled nuts, dried fruit and processed and packaged nut products, are stated at the lower of cost (first-in, first-out) and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory costs are reviewed at least quarterly. Fluctuations in the market price of pecans, peanuts, walnuts, almonds, cashews and other nuts may affect the value of inventory, gross profit and gross profit margin. When net realizable values move below costs, we record adjustments to write down the carrying values of inventories to the lower of cost (first-in, first-out) and net realizable value. The results of our shelling process can also result in changes to inventory costs, such as adjustments made pursuant to actual versus expected crop yields. We maintain significant inventories of bulk-stored inshell pecans, peanuts and walnuts. Quantities of inshell bulk-stored nuts are determined based on our inventory systems and are subject to quarterly physical verification techniques including observation, weighing and other methods. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates are also recorded.

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

Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 28, 2018	Year Ended June 29, 2017	Year Ended June 30, 2016
Depreciation expense	$13,414	$14,190	$14,875

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives
Buildings	10 to 40 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 5 years

No interest costs were capitalized for the last three fiscal years due to the lack of any significant project requiring such capitalization.

Business Combinations

We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

Segment Reporting

We operate in a single reporting unit and operating segment that consists of selling various nut and nut related products through multiple distribution channels.

Impairment of Long-Lived Assets

We review held and used long-lived assets, including our rental investment property and amortizable identifiable intangible assets (e.g., customer relationships and brand names), to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates there is an impairment, the carrying value of the asset is reduced to its estimated fair value.

We did not record any impairment of long-lived assets for the last three fiscal years.

Goodwill

Goodwill currently represents the excess of the purchase price over the fair value of the net assets from our acquisition of Squirrel Brand, L.P. which closed in November 2017.

Goodwill is not amortized, but is tested annually as of the last day of each fiscal year for impairment, or whenever events or changes in circumstances indicate it is more likely than not that the carrying amount of the reporting unit is greater than its fair value. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, adverse changes in the markets in which we operate, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

In testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of our single reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.

Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of our single reporting unit are identified (similar to impairment indicators above).    During fiscal 2018 we elected to perform qualitative impairment test which indicated no indicators of goodwill impairment.

Under the goodwill quantitative impairment test, the evaluation of impairment involves comparing the current fair value of our single reporting unit to its carrying value, including goodwill. We estimate the fair value using level 3 inputs as defined by the fair value hierarchy. The inputs used to calculate the fair value include several subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts. If the carrying value of our single reporting unit exceeds its fair value, we recognize an impairment loss equal to the difference between the carrying value and estimated fair value.

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

The net rental expense from the office building is included in the caption “Rental and miscellaneous expense, net”. Gross rental income and rental (expense), net for the last three fiscal years are as follows:

	Year ended June 28, 2018	Year ended June 29, 2017	Year ended June 30, 2016
Gross rental income	$1,988	$2,003	$1,898
Rental (expense), net (1)	(1,420)	(1,311)	(1,371)

(1)	Includes annual depreciation expense of approximately $800.

Expected future gross rental income under operating leases within the office building is as follows for the fiscal years ending:

June 27, 2019	$1,940
June 25, 2020	1,875
June 24, 2021	1,647
June 30, 2022	1,431
June 29, 2023	1,450
Thereafter	1,950

$10,293

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

The carrying values of cash, trade accounts receivable and accounts payable approximate their fair values at June 28, 2018 and June 29, 2017 because of the short-term maturities and nature of these balances.

The carrying value of our Credit Facility (as defined in Note 5 – “Revolving Credit Facility” in the Notes to Consolidated Financial Statements “Revolving Credit Facility” below) borrowings approximates fair value at June 28, 2018 and June 29, 2017 because interest rates on this instrument approximate current market rates (Level 2 criteria), the short-term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	June 28, 2018	June 29, 2017
Carrying value of long-term debt:	$34,649	$28,808
Fair value of long-term debt:	33,482	29,316

The estimated fair value of long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery has occurred, and collection is reasonably assured. We sell our products under some arrangements which include customer contracts which fix the sales price for periods, which typically can be up to one year, for some commercial ingredient customers and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer customers and commercial ingredient users. Reserves for these programs are established based upon the terms of specific arrangements. Revenues are recorded net of rebates and promotion and marketing allowances. Revenues are also recorded net of expected customer deductions which are provided for based upon past experiences. While customers do have the right to return products, past experience has demonstrated that product returns have generally been insignificant. Provisions for returns are reflected as a reduction in net sales and are estimated based upon customer specific circumstances. Billings for shipping and handling costs are included in revenues.

Significant Customers and Concentration of Credit Risk

The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. We are subject to concentrations of credit risk, primarily in trade accounts receivable, and we attempt to mitigate this risk through our credit evaluation process, collection terms and through geographical dispersion of sales. Sales to three customers exceeded 10% of net sales during each of fiscal 2018, fiscal 2017 and fiscal 2016. Sales to these customers represented approximately 54%, 53% and 50% of our net sales in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Net accounts receivable from these customers were 62% and 56% of net accounts receivable at June 28, 2018 and June 29, 2017, respectively.

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

Marketing and advertising costs are incurred to promote and support branded products in the consumer distribution channel. These costs are generally expensed as incurred, recorded in selling expenses, and were as follows for the last three fiscal years:

	Year ended June 28, 2018	Year ended June 29, 2017	Year ended June 30, 2016
Marketing and advertising expense	$11,290	$10,064	$11,569

Shipping and Handling Costs

Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. Shipping and handling costs for the last three fiscal years were as follows:

	Year ended June 28, 2018	Year ended June 29, 2017	Year ended June 30, 2016
Shipping and handling costs	$20,418	$17,682	$16,686

Research and Development Expenses

Research and development expense represents the cost of our research and development personnel and their related expenses and is charged to selling expenses as incurred. Research and development expenses for the last three fiscal years were as follows:

	Year ended June 28, 2018	Year ended June 29, 2017	Year ended June 30, 2016
Research and development expense	$701	$658	$653

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of ASC 718, as amended by Accounting Standard Update (“ASU”) 2016-09, by calculating compensation cost based on the grant date fair value. We then amortize compensation expense over the vesting period. The grant date fair value of restricted stock units (“RSUs”) is generally determined based on the market price of our Common Stock on the date of grant. Beginning in fiscal 2017, forfeitures are recognized as they occur, and excess tax benefits or tax deficiencies are recognized as a component of income tax expense.

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

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 28, 2018, we believe that our deferred tax assets are fully realizable, except for $112 of net basis differences for which we have provided a valuation allowance.

Earnings per Share

Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock.

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	Year ended June 28, 2018	Year ended June 29, 2017	Year ended June 30, 2016
Weighted average number of shares outstanding — basic	11,383,080	11,317,149	11,233,975
Effect of dilutive securities:
Stock options and restricted stock units	66,306	86,456	98,949

Weighted average number of shares outstanding — diluted	11,449,386	11,403,605	11,332,924

The following table presents a summary of anti-dilutive awards excluded from the computation of diluted earnings per share:

	Year ended June 28, 2018	Year ended June 29, 2017	Year ended June 30, 2016
Weighted average number of anti-dilutive shares:	—	1,068	—
Weighted average exercise price per share:	$—	$65.35	$—

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

Recent Accounting Pronouncements

The following recent accounting pronouncements were adopted in the current fiscal year:

In March 2018, the FASB issued ASU No. 2018-05 “Income Taxes (Topic 741) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. These amendments add SEC guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act pursuant to the issuance of SAB 118 which was issued by the SEC in December 2018 to provide immediate guidance for accounting implications of U.S. tax reform which became effective for the Company on January 1, 2018. The amendments are effective upon addition to the FASB Codification. Disclosures related to the effect of the Tax Cuts and Jobs Act appear in Note 7 – “Income Taxes”.

In March 2017, the FASB issued ASU No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The amendments in this update require the service cost component of pension expense to be disaggregated from the other components of net periodic benefit cost and be presented in the same line items as other employee compensation costs. All other components of net periodic benefit cost (interest cost, amortization of prior service cost and amortization of unrecognized loss) must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). This update is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as long as it is early adopted in the first interim period of an annual year and financial statements have not been issued or made available for issuance prior to adoption. The amendments in this update should be applied using a retrospective transition method, however, a practical expedient is offered with regard to the prior comparative periods. The Company adopted ASU 2017-07 in the first quarter of fiscal 2018. Service cost continues to be presented as a component of Administrative expense while the remaining components of net periodic benefit cost (interest cost, amortization of prior service cost and amortization of unrecognized loss) are now presented below the caption Other expense on the Consolidated Statements of Comprehensive Income. Adoption of this update required a reclassification of $2,133 and $1,850 for fiscal years 2017 and 2016, respectively, from Administrative expense to Other expense.

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

The following recent accounting pronouncements have not yet been adopted:

In June 2018 the FASB issued ASU 2018-07 “Compensation- Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting” The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This update is effective beginning in fiscal 2020 and, based on our historical use of share-based payment awards, we do not expect this update to have a material impact on our Consolidated Financial Statements.

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

In May 2017, the FASB issued ASU No. 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”. The amendments in this update provide guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will be effective for the Company in fiscal 2019 and should be applied prospectively to an award modified on or after the adoption date. The Company does not expect ASU 2017-09 to have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASC Update No. 2017-04 “Intangibles—Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment”. The purpose of this update is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination, commonly referred to as “Step 2”. Under this amendment, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. This update is effective beginning in fiscal 2021. We do not expect this update to have a material impact on our Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. A modified-retrospective approach is required in the first reporting period in which the guidance is effective through a cumulative-effect adjustment to retained earnings. We do not expect ASU 2013-13 will have a significant impact on our Consolidated Financial Statements once adopted in fiscal 2021.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”. The primary goal of this update is to require the lessee to recognize all lease commitments, both operating and finance, by initially recording a lease asset and liability on the balance sheet at the lease commencement date. Additionally, enhanced qualitative and quantitative disclosures will be required. ASU 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. This new guidance will be effective for the Company beginning in fiscal year 2020 and we do not expect to early adopt. Under ASU No. 2016-02 the guidance was be adopted using a modified retrospective approach, with elective reliefs, with application of the new guidance for all periods presented. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements” which provides for another transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this update also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component, similar to the expedient provided for lessees. In July 2018, the FASB also issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” which affects narrow aspects of the guidance issued in ASU No. 2016-02. Based on our current portfolio of leases, the Company expects the impact of these new standards to significantly increase total assets and total liabilities, and lead to increased financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Several other amendments have been subsequently released, each of which provide additional narrow scope clarifications or improvements. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers, Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 for one year. Consequently, this new revenue recognition guidance will be effective for the Company beginning in fiscal year 2019, which is our anticipated adoption date. We have completed our analysis of this accounting standard update which included a review of all material customer contracts and sales incentives. On June 29, 2018 we adopted the new standard utilizing the full retrospective method. The Company’s adoption of ASU 2014-09 in fiscal 2019 is not expected to have a material impact on our revenue recognition compared to previous GAAP.

NOTE 2 — INVENTORIES

Inventories consist of the following:

	June 28, 2018	June 29, 2017
Raw material and supplies	$73,209	$79,609
Work-in-process and finished goods	101,409	102,811

	$174,618	$182,420

NOTE 3 – ACQUISITION OF SQUIRREL BRAND L.P.

On November 30, 2017, we acquired certain assets and assumed certain liabilities (the “Acquisition”) of Squirrel Brand L.P. (“Squirrel Brand”) for a purchase price of $31,500. After giving effect to the working capital adjustments, the purchase price was $33,227, of which a net cash payment of $21,727 was made and $11,500 was financed by the seller through a three-year unsecured promissory note (the “Promissory Note”). The cash portion of the acquisition price was funded from our Credit Facility, as defined below.

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

The total purchase price has been allocated to the fair values of the assets acquired and liabilities assumed as follows:

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

The brand name assets represent the value of the established Squirrel Brand and Southern Style Nuts names. We applied the income approach through a relief from royalty method analysis to determine the fair value of the brand name assets. We are amortizing the brand name assets over a weighted-average life of 13.8 years.

The non-compete agreement is being amortized on a straight-line basis over five years.

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

	Year-Ended June 28, 2018	Year-Ended June 29, 2017
Pro forma net sales	$893,740	$863,267
Pro forma net income	32,995	36,723
Pro forma diluted earnings per share	$2.88	$3.22

These unaudited pro forma results have been calculated after applying our accounting policies and adjusting the results of the Squirrel Brand business to reflect elimination of transaction costs and to record additional amortization and interest expense that would have been charged, assuming the fair value adjustment to intangible assets since July 1, 2016, net of related income taxes in respect of pro forma net income and diluted earnings per share performance. Transaction costs of $500, already recorded in Administrative expenses, are excluded from the pro forma net income for the year ended June 28, 2018 stated above.

Net sales of approximately $25,422 since the Acquisition closed on November 30, 2017 are included in our consolidated financial results as of June 28, 2018.

Since the Acquisition, we continue to operate in a single operating segment that consists of selling various nut and nut-related products through three sales distribution channels.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following:

	June 28, 2018	June 29, 2017
Customer relationships	$21,100	$10,600
Non-compete agreements	270	—
Brand names	16,990	8,090

Total intangible assets, gross	38,360	18,690

Less accumulated amortization:
Customer relationships	(12,182)	(10,600)
Non-compete agreements	(32)	—
Brand names	(8,492)	(8,090)

Total accumulated amortization	(20,706)	(18,690)

Net intangible assets	$17,654	$—

Customer relationships relate to the Squirrel Brand acquisition completed in fiscal 2018 and the Orchard Valley Harvest (“OVH”) acquisition completed in fiscal 2010. The customer relationships resulting from the OVH acquisition were fully amortized in fiscal 2017. The brand names consist primarily of the Squirrel Brand and Southern Style Nuts brand names acquired in fiscal 2018 and the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name was fully amortized in fiscal 2011. The remainder of the brand name relates to the OVH acquisition which was fully amortized in fiscal 2015. The weighted-average amortization period of the remaining intangible assets is 11.3 years.

Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was as follows for the last three fiscal years:

	Year ended June 28, 2018	Year ended June 29, 2017	Year ended June 30, 2016
Amortization of intangible assets	$2,016	$1,369	$1,710

Expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 27, 2019	$3,028
June 25, 2020	2,501
June 24, 2021	2,165
June 30, 2022	1,896
June 29, 2023	1,657

Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition completed in fiscal 2018. The changes in the carrying amount of goodwill during the two fiscal years ended June 28, 2018 are as follows:

Gross goodwill balance at July 1, 2016	$8,766
Accumulated amortization and impairments	(8,766)

Net balance at July 1, 2016	—
Goodwill acquired during fiscal 2018	9,650

Net balance at June 28, 2018	$9,650

NOTE 5 — REVOLVING CREDIT FACILITY

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than real property and fixtures.

At June 28, 2018 and June 29, 2017, the weighted average interest rate for the Credit Facility was 3.90% and 3.11%, respectively. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 28, 2018, we were in compliance with the financial covenant under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the next twelve months. At June 28, 2018, we had $82,972 of available credit under the Credit Facility which reflects borrowings of $31,278 and reduced availability as a result of $3,250 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 28, 2018	June 29, 2017
Mortgage Facility (“Tranche A”), collateralized by real property, due in monthly installments of $230 including interest at 4.25% per annum with a final payment due March 1, 2023	$11,841	$14,200
Mortgage Facility (“Tranche B”), collateralized by real property, due in monthly installments of $57 including interest at 4.25% per annum with a final payment due March 1, 2023	2,960	3,550
Squirrel Brand Seller-Financed Note to a related party, unsecured, due in monthly principal installments of $319 plus interest at 5.5% per annum beginning in January 2018 through November 30, 2020	9,264	—
Selma, Texas facility financing obligation to related parties, due in monthly installments of $103 through September 1, 2031	10,584	11,058
Unamortized debt issuance costs	(124)	(179)

	34,525	28,629
Less: Current maturities, net of unamortized debt issuance costs	(7,169)	(3,418)

Total long-term debt, net of unamortized debt issuance costs	$27,356	$25,211

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

On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum. Prior to March 1, 2018, Tranche A accrued interest at a fixed interest rate of 7.63% per annum, payable monthly and Tranche B accrued interest, as reset on March 1, 2016, at a floating rate of the greater of (i) one-month LIBOR plus 3.50% per annum or (ii) 4.25%, payable monthly.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110,000 and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 28, 2018, we were in compliance with all financial covenants under the Mortgage Facility. The carrying amount of assets pledged as collateral for the Mortgage Facility was approximately $71,427 at June 28, 2018.

In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties had an initial ten-year term at a fair market value rent with three five-year renewal options. Also, we currently have the option to purchase the properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby the purchase price was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. In September 2015, we signed a lease renewal which exercised two five-year renewal options and extended the term of our Selma lease to September 18, 2026 (unless we purchase it before such date). One five-year renewal option remains. During fiscal 2017 the base monthly lease amount was reduced to $103. The balance of the debt obligation outstanding at June 28, 2018 was $10,584.

In November 2017, we completed the Squirrel Brand acquisition which was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11,500 (“Promissory Note”). The principal owner and seller of the Squirrel Brand business was subsequently appointed as an executive officer of the Company and is considered a related party. The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $319, plus interest which began in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We can pre-pay the Promissory Note at any time during the three-year period without penalty. At June 28, 2018, the principal amount of $9,264 of the Promissory Note was outstanding. Interest paid on the Promissory Note for the fiscal year ended June 28, 2018 was $338.

Aggregate maturities of long-term debt are as follows for the fiscal years ending:

June 27, 2019	$7,214
June 25, 2020	7,376
June 24, 2021	5,309
June 30, 2022	3,890
June 29, 2023	3,213
Thereafter	7,647

$34,649

NOTE 7 — INCOME TAXES

H.R.1, originally known as the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), was enacted on December 22, 2017. The changes to U.S. Tax law include, among other items, (i) a reduction in the federal corporate income tax rate from a maximum of 35% to a flat 21%, (ii) repealing the exception for deductibility of performance-based compensation to covered employees, along with expanding the number of covered employees, and (iii) allowing immediate expensing of machinery and equipment contracted for purchase after September 27, 2017. Tax Reform also establishes new tax provisions that will affect our fiscal year 2019, including, but not limited to eliminating the deduction for domestic manufacturing activities.

Since we have a June fiscal year-end, the lower corporate income tax rate was phased in during the 2018 calendar year, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 28, 2018, and a U.S. statutory federal rate of 21% for subsequent fiscal years. Our net deferred tax asset balances are recorded at the tax rate expected to be in effect during the period in which the related temporary differences reverse. Therefore, this reduction in the corporate federal income tax rate required a non-cash reduction of our net deferred tax asset balances and a corresponding non-cash increase in income tax expense of $3,119 during the year ended June 28, 2018, which is approximately $711 more than we initially estimated at the end of our second fiscal quarter. This net measurement period adjustment increased our annual effective tax rate approximately 1.4%. Our accounting for the income tax effects of Tax Reform are completed as of June 28, 2018.

The provision for income taxes is based entirely on income before income taxes earned in the United States, and is as follows for the last three fiscal years:

	For the Year Ended:
	June 28, 2018	June 29, 2017	June 30, 2016
Current:
Federal	$10,722	$17,013	$14,015
State	2,464	2,744	2,222

Total current expense	13,186	19,757	16,237
Deferred:
Deferred federal	3,902	(1,698)	(210)
Deferred state	(238)	(46)	40

Total deferred expense (benefit)	3,664	(1,744)	(170)

Total income tax expense	$16,850	$18,013	$16,067

The reconciliations of income taxes at the statutory federal income tax rate to income tax expense reported in the Consolidated Statements of Comprehensive Income for the last three fiscal years are as follows:

	June 28, 2018	June 29, 2017	June 30, 2016
Federal statutory income tax rate	28.1%	35.0%	35.0%
State income taxes, net of federal benefit	3.1	3.3	3.2
Impact of Tax Reform	6.3	—	—
Research and development tax credit	(0.2)	(0.1)	(0.1)
Domestic manufacturing deduction	(2.2)	(3.1)	(3.2)
Windfall tax benefits	(1.0)	(1.8)	—
Uncertain tax positions	0.1	0.1	(0.6)
Other	—	(0.1)	0.3

Effective tax rate	34.2%	33.3%	34.6%

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

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Deferred tax assets and liabilities are comprised of the following:

	June 28, 2018	June 29, 2017
Deferred tax assets (liabilities):
Accounts receivable	$305	$423
Employee compensation	810	1,726
Inventory	273	345
Depreciation and amortization	(9,504)	(12,826)
Capitalized leases	1,020	1,508
Goodwill and intangible assets	3,160	4,939
Retirement plan	5,484	8,224
Workers’ compensation	1,692	2,365
Share based compensation	1,281	1,908
Capital loss carryforward	112	171
Other	503	483
Less valuation allowance	(112)	(171)

Net deferred tax asset — long term	5,024	9,095

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the character necessary during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. During fiscal 2018 and fiscal 2017 the net change in the total valuation allowance was not significant. If or when recognized, the tax benefits relating to any reversal of the valuation allowance will be recognized as a reduction of income tax expense.

For the years ending June 28, 2018 and June 29, 2017, unrecognized tax benefits and accrued interest and penalties were $214 and $173. Accrued interest and penalties related to uncertain tax positions are not material for any periods presented. Interest and penalties within income tax expense were not material for any period presented. The total gross amounts of unrecognized tax benefits were $207 and $174 at June 28, 2018 and June 29, 2017, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 28, 2018	June 29, 2017	June 30, 2016
Beginning balance	$174	$24	$248
Gross increases — tax positions in prior year	6	7	70
Gross decreases — tax positions in prior year	—	—	(8)
Settlements	—	—	(137)
Gross increases — tax positions in current year	27	23	17
Lapse of statute of limitations	—	120	(166)

Ending balance	$207	$174	$24

Unrecognized tax benefits, that if recognized, would affect the annual effective tax rate on income from continuing operations, are as follows:

	June 28, 2018	June 29, 2017	June 30, 2016
Unrecognized tax benefits that would affect annual effective tax rate	$177	$136	$27

During fiscal 2018, the change in unrecognized tax benefits due to statute expiration was not material. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

There were certain changes in state tax laws during the period the impact of which was insignificant. We file income tax returns with federal and state tax authorities within the United States of America. Our federal and Illinois tax returns are open for audit for fiscal 2015 through 2017. Our California tax returns for fiscal 2015 through 2017 are open for audit. No other tax jurisdictions are material to us.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We primarily lease material handling equipment pursuant to agreements accounted for as operating leases. Rent expense aggregated under these operating leases was as follows for the last three fiscal years:

	Year ended June 28, 2018	Year ended June 29, 2017	Year ended June 30, 2016
Rent expense related to operating leases	$1,988	$1,880	$1,775

Aggregate non-cancelable lease commitments under these operating leases with initial or remaining terms greater than one year are as follows:

Fiscal year ending
June 27, 2019	$1,405
June 25, 2020	1,199
June 24, 2021	904
June 30, 2022	762
June 29, 2023	494
Thereafter	14

$4,778

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

We are subject to a class-action complaint for an employment related matter. In August 2017, we agreed in principle to a $1.2 million settlement for which we are fully reserved at June 28, 2018.    The non-monetary components of the settlement including the notice and claims administration were finalized in June 2018. The motion for final approval is expected to be approved in mid-August 2018 and final payment is expected during the first quarter of fiscal 2019.

NOTE 9 — STOCKHOLDERS’ EQUITY

Our Class A Common Stock, $.01 par value (the “Class A Stock”), has cumulative voting rights with respect to the election of those directors which the holders of Class A Stock are entitled to elect, and 10 votes per share on all other matters on which holders of our Class A Stock and Common Stock are entitled to vote, with the exception of election of the directors for which the holders of Common Stock are eligible to elect. In addition, each share of Class A Stock is convertible at the option of the holder at any time into one share of Common Stock and automatically converts into one share of Common Stock upon any sale or transfer other than to related individuals or certain other events as set forth in our Restated Certificate of Incorporation. Each share of our Common Stock, $.01 par value (the “Common Stock”) has noncumulative voting rights of one vote per share. The Class A Stock and the Common Stock are entitled to share equally, on a share-for-share basis, in any cash dividends declared by the Board of Directors, and the holders of the Common Stock are entitled to elect 25%, rounded up to the nearest whole number, of the members comprising the Board of Directors. During fiscal 2017, our Board of Directors adopted a dividend policy under which it intends to pay an annual cash dividend on our Common Stock and Class A Stock during the first quarter of each fiscal year.

NOTE 10 — STOCK-BASED COMPENSATION PLANS

At our annual meeting of stockholders on October 29, 2014, our stockholders approved a new equity incentive plan (the “2014 Omnibus Plan”) under which awards of options and other stock-based awards may be made to employees, officers or non-employee directors of our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, RSUs, stock appreciation rights (“SARs”), performance shares, performance units, Common Stock or dividends and dividend equivalents. As of June 28, 2018, there were 770,995 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. Under the terms of the Omnibus Plan, the total number of shares of Common Stock with respect to which options or SARs may be granted in any calendar year to any participant may not exceed 500,000 shares (this limit applies separately with respect to each type of award). Additionally, under the terms of the 2014 Omnibus Plan, for awards of restricted stock, RSUs, performance shares or other stock-based awards that are intended to qualify as performance-based compensation: (i) the total number of shares of Common Stock that may be granted in any calendar year to any participant may not exceed 250,000 shares (this limit applies separately to each type of award) and (ii) the maximum amount that may be paid to any participant for awards that are payable in cash or property other than Common Stock in any calendar year is $5,000. During fiscal 2017, the Board of Directors adopted an equity grant cap which further restricted the number of awards that could be made to any one participant or in the aggregate. The equity grant cap limited the number of awards to 250,000 awards to all participants and 20,000 awards to any one participant. Except as set forth in the 2014 Omnibus Plan, RSUs have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. Recipients of RSUs have the option to defer receipt of vested shares until a specified later date, typically soon after separation from the Company. The exercise price of stock options is determined as set forth in the 2014 Omnibus Plan by the Compensation Committee of our Board of Directors and must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2014 Omnibus Plan, stock options expire upon termination of employment or directorship, as applicable. Stock options granted under the 2014 Omnibus Plan are exercisable 25% annually commencing on the first anniversary date of grant and became fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they were granted. We issue new shares of Common Stock upon exercise of stock options.

We determine the fair value of stock option awards using the Black-Scholes option-pricing model; however, there were no options granted in fiscal 2018, fiscal 2017 or fiscal 2016.

The following is a summary of stock option activity for the year ended June 28, 2018:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at June 29, 2017	2,000	$10.24
Granted	—	—
Exercised	1,500	10.74
Forfeited	—	—

Outstanding at June 28, 2018	500	$8.71	3.6	$33

Exercisable at June 28, 2018	500	$8.71	3.6	$33

The following table summarizes the total intrinsic value of all options exercised and the total cash received from the exercise of options for the last three fiscal years:

	Year ended June 28, 2018	Year ended June 29, 2017	Year ended June 30, 2016
Total intrinsic value of options exercised	$79	$374	$792
Total cash received from exercise of options	$16	$63	$155

All options were fully vested as of June 30, 2016. Exercise price for options outstanding as of June 28, 2018 was $8.71.

The fair value of RSUs is generally determined based on the market price of our Common Stock on the date of grant. The fair value of RSUs granted for the years ended June 28, 2018, June 29, 2017 and June 30, 2016 was $3,296, $2,773 and $3,212, respectively.

The following is a summary of RSU activity for the year ended June 28, 2018:

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at June 29, 2017	201,858	$40.36
Granted	60,582	54.41
Vested (a)	(73,372)	36.52
Forfeited	—	—

Outstanding at June 28, 2018	189,068	$46.35

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 28, 2018 there were 61,008 RSUs outstanding that were vested but deferred. At June 29, 2017 there were 68,673 RSUs outstanding that were vested but deferred. The non-vested RSUs at June 28, 2018 will vest over a weighted-average period of 1.5 years. The fair value of RSUs that vested for the years ended June 28, 2018, June 29, 2017 and June 30, 2016 was $2,680, $1,910 and $928, respectively.

The following table summarizes compensation cost charged to earnings for all equity compensation plans and the total income tax benefit recognized for the last three fiscal years:

	Year ended June 28, 2018	Year ended June 29, 2017	Year ended June 30, 2016
Compensation cost charged to earnings	$2,796	$2,504	$2,489
Income tax benefit recognized	895	951	962

At June 28, 2018, there was $3,507 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.5 years.

NOTE 11 — CASH DIVIDENDS

Our Board of Directors declared the following cash dividends payable in fiscal 2018 and fiscal 2017:

Declaration Date	Record Date	Dividend Per Share	Total Amount	Payment Date
July 11, 2017	August 2, 2017	$2.50	$28,370	August 15, 2017
November 1, 2016	November 30, 2016	$2.50	$28,314	December 13, 2016
July 7, 2016	July 21, 2016	$2.50	$28,150	August 4, 2016

On July 10, 2018, our Board of Directors declared a special cash dividend of $2.00 per share and a regular annual cash dividend of $0.55 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company. Refer to Note 19 – “Subsequent Events” below.

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

	Year ended June 28, 2018	Year ended June 29, 2017	Year ended June 30, 2016
401(k) plan expense	$1,741	$1,664	$1,604

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

The total Route pension liability was as follows for the last two fiscal years:

	June 28, 2018	June 29, 2017
Route pension liability	$323	$397

Virtually all of our salaried employees participate in our Sanfilippo Value Added Plan (as amended, the “SVA Plan”) which is a cash incentive plan (an economic value added-based program) administered by our Compensation Committee. We accrue expense related to the SVA Plan in the annual period that the economic performance underlying such performance occurs. This method of expense recognition properly matches the expense associated with improved economic performance with the period the improved performance occurs on a systematic and rational basis. The SVA Plan payments, if any, are paid to participants in the first quarter of the following fiscal year.

NOTE 13 — RETIREMENT PLAN

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

The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 28, 2018	June 29, 2017
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$21,641	$22,791
Service cost	607	631
Interest cost	851	811
Actuarial gain	(511)	(1,938)
Benefits paid	(654)	(654)

Projected benefit obligation at end of year	$21,934	$21,641

The accumulated benefit obligation, which represents benefits earned up to the measurement date, was $18,582 and $17,774 at June 28, 2018 and June 29, 2017, respectively.

Components of the actuarial (gain) loss portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 28, 2018	June 29, 2017	June 30, 2016
Actuarial (Gain) Loss
Change in assumed pay increases	$(56)	$124	$68
Change in discount rate	(523)	(1,402)	3,509
Change in mortality assumptions	(117)	(193)	(132)
Other	185	(467)	128

Actuarial (gain) loss	$(511)	$(1,938)	$3,573

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 28, 2018	June 29, 2017	June 30, 2016
Service cost	$607	$631	$491
Interest cost	851	811	843
Recognized loss amortization	162	365	50
Prior service cost amortization	957	957	957

Net periodic pension cost	$2,577	$2,764	$2,341

Significant assumptions related to our SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the average rate of compensation expense increase by SERP participants, and anticipated mortality rates. The RP-2014 white collar fully generational mortality table with mortality improvement scale MP-2017 was utilized in the preparation of our pension obligation as of June 28, 2018.

We used the following assumptions to calculate the benefit obligation of our SERP as of the following dates:

	June 28, 2018	June 29, 2017
Discount rate	4.14%	3.99%
Average rate of compensation increases	3.38%	4.50%
Bonus payment	60% - 85% of base, paid 4 of 5 years	60% - 85% of base, paid 4 of 5 years

We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 28, 2018	June 29, 2017	June 30, 2016
Discount rate	3.99%	3.61%	4.63%
Rate of compensation increases	4.50%	4.50%	4.50%
Mortality	RP-2014 white collar with MP- 2016 scale	RP-2014 white collar with MP- 2015 scale	RP-2014 white collar with MP- 2014 scale
Bonus payment	60% - 85% of base, paid 4 of 5 years	60% - 85% of base, paid 4 of 5 years	60% - 85% of base, paid 4 of 5 years

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

The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2019	$646
2020	628
2021	744
2022	716
2023	684
2024 — 2028	5,694

At June 28, 2018 and June 29, 2017, the current portion of the SERP liability was $646 and $647, respectively, and recorded in Accrued payroll and related benefits on the Consolidated Balance Sheets.

The following table presents the components of AOCL that have not yet been recognized in net pension expense:

	June 28, 2018	June 29, 2017
Unrecognized net loss	$(2,951)	$(3,624)
Unrecognized prior service cost	(2,392)	(3,349)
Tax effect	2,162	2,569

Net amount unrecognized	$(3,181)	$(4,404)

We expect to recognize $957 of the prior service cost and $95 of net loss into net periodic pension expense during the fiscal year ending June 27, 2019.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the last two fiscal years. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	Year Ended June 28, 2018	Year Ended June 29, 2017
Balance at beginning of period	$(4,404)	$(6,425)
Other comprehensive income before reclassifications	511	1,938
Amounts reclassified from accumulated other comprehensive loss	1,119	1,322
Tax effect	(407)	(1,239)

Net current-period other comprehensive income	1,223	2,021

Balance at end of period	$(3,181)	$(4,404)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of accumulated other comprehensive loss for the last two fiscal years were as follows:

Reclassifications from AOCL to earnings (b)	Year Ended June 28, 2018	Year Ended June 29, 2017	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(957)	$(957)	Other expense
Unrecognized net loss	(162)	(365)	Other expense

Total before tax	(1,119)	(1,322)
Tax effect	280	502	Income tax expense

Amortization of defined pension items, net of tax	$(839)	$(820)

(b)	Amounts in parenthesis indicate debits to expense. See Note 13 — “Retirement Plan” above for additional details.

NOTE 15 — TRANSACTIONS WITH RELATED PARTIES

In addition to the related party transactions described in Note 6, we also purchased materials from a company that until July 2017 was owned by three members of our Board of Directors, two of whom are also executive officers, and individuals directly related to them. Purchases from this related party aggregated to the following for the years ending:

	Year ended June 28, 2018	Year ended June 29, 2017	Year ended June 30, 2016
Purchases from related party	$360	$8,043	$7,138

Accounts payable to this related entity was $178 at June 29, 2017.

NOTE 16 — PRODUCT TYPE SALES MIX

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 28, 2018	June 29, 2017	June 30, 2016
Peanuts	15.7%	15.7%	13.9%
Pecans	14.0	16.2	13.1
Cashews & Mixed Nuts	24.6	24.3	23.3
Walnuts	9.0	8.4	9.4
Almonds	15.5	16.3	23.0
Trail & Snack Mixes	15.5	13.9	12.4
Other	5.7	5.2	4.9

	100.0%	100.0%	100.0%

NOTE 17 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table details the activity in various allowance and reserve accounts.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
June 28, 2018
Allowance for doubtful accounts	$263	$52	$(45)	$270
Reserve for cash discounts	850	13,889	(13,789)	950
Reserve for customer deductions	2,979	22,420	(20,361)	5,038
Deferred tax asset valuation allowance	171	—	(59)	112

Total	$4,263	$36,361	$(34,254)	$6,370

June 29, 2017
Allowance for doubtful accounts	$397	$58	$(192)	$263
Reserve for cash discounts	975	12,274	(12,399)	850
Reserve for customer deductions	2,918	16,116	(16,055)	2,979
Deferred tax asset valuation allowance	171	—	—	171

Total	$4,461	$28,448	$(28,646)	$4,263

June 30, 2016
Allowance for doubtful accounts	$235	$199	$(37)	$397
Reserve for cash discounts	800	12,928	(12,753)	975
Reserve for customer deductions	1,931	15,351	(14,364)	2,918
Deferred tax asset valuation allowance	175	—	(4)	171

Total	$3,141	$28,478	$(27,158)	$4,461

NOTE 18 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)

The following unaudited quarterly consolidated financial data are presented for fiscal 2018 and fiscal 2017. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 28, 2018:
Net sales	$214,791	$259,118	$203,181	$211,505
Gross profit	34,840	37,880	33,186	32,913
Income from operations	17,336	14,249	14,103	10,421
Net income	10,432	7,756	8,631	5,601
Basic earnings per common share	$0.92	$0.68	$0.76	$0.49
Diluted earnings per common share	$0.91	$0.68	$0.75	$0.49
Cash dividends declared per common share	$2.50	$—	$—	$—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 29, 2017:
Net sales	$222,293	$249,375	$173,376	$201,591
Gross profit	36,475	43,389	28,426	33,633
Income from operations	17,089	20,275	10,964	12,149
Net income	10,180	12,885	6,336	6,724
Basic earnings per common share	$0.90	$1.14	$0.56	$0.59
Diluted earnings per common share	$0.89	$1.13	$0.55	$0.59
Cash dividends declared per common share	$2.50	$2.50	$—	$—

NOTE 19 — SUBSEQUENT EVENT

On July 10, 2018, our Board of Directors declared a special cash dividend of $2.00 per share and a regular annual cash dividend of $0.55 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “August 2018 Dividends”). The August 2018 Dividends will be paid on August 17, 2018 to stockholders of record as of the close of business on August 3, 2018.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 28, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 28, 2018, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 28, 2018.

The effectiveness of our internal control over financial reporting as of June 28, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B — Other Information

Not applicable

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Independence of the Audit Committee” of our Proxy Statement for the 2018 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at www.jbssinc.com.

Item 11 — Executive Compensation

The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2018 Annual Meeting are incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2018 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The Sections entitled “Corporate Governance — Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2018 Annual Meeting are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 14 — Principal Accounting Fees and Services

The information under the proposal entitled “Ratify the Audit Committee’s Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the 2019 fiscal year” of our Proxy Statement for the 2018 Annual Meeting is incorporated herein by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Comprehensive Income for the Year Ended June 28, 2018, the Year Ended June 29, 2017 and the Year Ended June 30, 2016

Consolidated Balance Sheets as of June 28, 2018 and June 29, 2017

Consolidated Statements of Stockholders’ Equity for the Year Ended June 28, 2018, the Year Ended June 29, 2017 and the Year Ended June 30, 2016

Consolidated Statements of Cash Flows for the Year Ended June 28, 2018, the Year Ended June 29, 2017 and the Year Ended June 30, 2016

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

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

Item 16 — Form 10-K Summary

None

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

*10.1	1998 Equity Incentive Plan (incorporated by reference from Exhibit 10 to the Form 10-Q for the quarter ended September 24, 1998)

*10.2	First Amendment to the 1998 Equity Incentive Plan (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 28, 2000)

*10.3	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.4	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

*10.5	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.6	2008 Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.24 to the Form 10-K for the fiscal year ended June 28, 2012)

*10.7	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.8	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

*10.9	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.10	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2016, 2017 and 2018 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

Exhibit No.	Description

*10.11	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2016 and 2017 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.12	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2016 awards cycle) (incorporated by reference from Exhibit 10.40 to the Form 10-Q for the quarter ended December 24, 2015)

*10.13	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2017 awards cycle) (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 29, 2016)

*10.14	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2018 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December 28, 2017)

*10.15	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015(incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.16	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 8, 2008)

10.17	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the Lenders (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 8, 2008)

10.18	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”) (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on February 8, 2008)

10.19	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent and Burdale Financial Limited, as a lender(incorporated by reference from Exhibit 10.19 to the Form 10-K filed on August 23, 2017)

10.20	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 18, 2011)

10.21	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 10.34 to the Form 10-Q for the quarter ended September 29, 2011)

10.22	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on February 4, 2013)

Exhibit No.	Description

10.23	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 17, 2013)

10.24	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 3, 2014)

10.25	Seventh Amendment to Credit Agreement, dated as of July 7, 2016, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on July 7, 2016)

10.26	Eighth Amendment to Credit Agreement, dated as of July 7, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on July 11, 2017)

10.27	Consent and Ninth Amendment to Credit Agreement dated as of November 29, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on November 30, 2017)

10.28	First Amendment to Security Agreement, dated as of September 30, 2014, by the Company in favor of Wells Fargo Capital Finance, LLC (f/k/a WFF), as administrative agent for the lenders (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 3, 2014)

*10.29	Employment agreement, dated as of November 30, 2017, by and between the Company and J. Brent Meyer (incorporated by reference from Exhibit 10.36 to the Form 10-Q for the quarter ended December 28, 2017)

14	Code of Ethics, as amended (incorporated by reference from Exhibit 14 to the Form 10-K for the fiscal year ended June 25, 2015)

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN B. SANFILIPPO & SON, INC.
Date: August 22, 2018	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 22, 2018

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer, Group President, Secretary and Director (Principal Financial Officer)	August 22, 2018

/s/ Frank S. Pellegrino Frank S. Pellegrino	Senior Vice President, Finance, Corporate Controller and Treasurer (Principal Accounting Officer)	August 22, 2018

/s/ Mathias A. Valentine Mathias A. Valentine	Director	August 22, 2018

/s/ Jim R. Edgar Jim R. Edgar	Director	August 22, 2018

/s/ Timothy R. Donovan Timothy R. Donovan	Director	August 22, 2018

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 22, 2018

/s/ Daniel M. Wright Daniel M. Wright	Director	August 22, 2018

/s/ Ellen C. Taaffe Ellen C. Taaffe	Director	August 22, 2018

/s/ James J. Sanfilippo James J. Sanfilippo	Director	August 22, 2018