Form 10-Q
period 2018-09-27
SANFILIPPO JOHN B & SON INC
filed 2018-11-01
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 25, 2018, 8,747,575 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 27, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended
	September 27, 2018	September 28, 2017
Net sales	$204,288	$215,664
Cost of sales	171,334	180,545

Gross profit	32,954	35,119

Operating expenses:
Selling expenses	14,071	10,945
Administrative expenses	8,831	6,559

Total operating expenses	22,902	17,504

Income from operations	10,052	17,615

Other expense:
Interest expense including $309 and $194 to related parties	879	781
Rental and miscellaneous expense, net	289	622
Other expense	487	492

Total other expense, net	1,655	1,895

Income before income taxes	8,397	15,720
Income tax expense	1,791	5,009

Net income	$6,606	$10,711
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in Other expense	263	279
Income tax expense related to pension adjustments	(66)	(108)

Other comprehensive income, net of tax:	197	171

Comprehensive income	$6,803	$10,882

Net income per common share-basic	$0.58	$0.94

Net income per common share-diluted	$0.57	$0.94

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 27, 2018	June 28, 2018	September 28, 2017
ASSETS
CURRENT ASSETS:
Cash	$1,215	$1,449	$869
Accounts receivable, less allowance for doubtful accounts of $263, $270 and $273	58,887	65,426	71,576
Inventories	181,031	174,362	165,304
Prepaid expenses and other current assets	4,190	6,645	5,416

TOTAL CURRENT ASSETS	245,323	247,882	243,165

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	109,110	108,540	107,278
Machinery and equipment	199,871	198,321	194,449
Furniture and leasehold improvements	5,015	5,015	4,928
Vehicles	526	526	535
Construction in progress	7,201	2,618	5,287

	331,008	324,305	321,762
Less: Accumulated depreciation	220,376	217,689	213,252

	110,632	106,616	108,510
Rental investment property, less accumulated depreciation of $10,629, $10,431 and $9,837	18,264	18,462	19,056

TOTAL PROPERTY, PLANT AND EQUIPMENT	128,896	125,078	127,566

Cash surrender value of officers’ life insurance and other assets	9,102	10,565	9,541
Deferred income taxes	5,644	5,024	9,668
Goodwill	9,650	9,650	—
Intangible assets, net	16,812	17,654	—

TOTAL ASSETS	$415,427	$415,853	$389,940

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 27, 2018	June 28, 2018	September 28, 2017
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$51,941	$31,278	$36,454
Current maturities of long-term debt, including related party debt of $4,350, $4,341 and $482 and net of unamortized debt issuance costs of $42, $45 and $53	7,212	7,169	3,429
Accounts payable	59,848	60,340	54,544
Bank overdraft	1,121	2,062	1,484
Accrued payroll and related benefits	10,149	6,415	8,065
Other accrued expenses	9,731	9,929	15,009

TOTAL CURRENT LIABILITIES	140,002	117,193	118,985

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $14,416, $15,507 and $10,461 and net of unamortized debt issuance costs of $69, $79 and $111	25,537	27,356	24,350
Retirement plan	21,501	21,288	21,195
Other	7,040	7,014	6,876

TOTAL LONG-TERM LIABILITIES	54,078	55,658	52,421

TOTAL LIABILITIES	194,080	172,851	171,406

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized 8,865,475, 8,865,475 and 8,817,883 shares issued	89	89	88
Capital in excess of par value	120,568	119,952	118,326
Retained earnings	104,852	127,320	105,531
Accumulated other comprehensive loss	(2,984)	(3,181)	(4,233)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	221,347	243,002	218,534

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$415,427	$415,853	$389,940

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance, June 28, 2018	2,597,426	$26	8,865,475	$89	$119,952	$127,320	$(3,181)	$(1,204)	$243,002
Net income						6,606			6,606
Cash dividends ($2.55 per share)						(29,074)			(29,074)
Pension liability amortization, net of income tax expense of $66							197		197
Stock-based compensation expense					616				616

Balance, September 27, 2018	2,597,426	$26	8,865,475	$89	$120,568	$104,852	$(2,984)	$(1,204)	$221,347

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance, June 29, 2017	2,597,426	$26	8,801,641	$88	$117,772	$123,190	$(4,404)	$(1,204)	$235,468
Net income						10,711			10,711
Cash dividends ($2.50 per share)						(28,370)			(28,370)
Pension liability amortization, net of income tax expense of $108							171		171
Equity award exercises			16,242	—	16				16
Stock-based compensation expense					538				538

Balance, September 28, 2017	2,597,426	$26	8,817,883	$88	$118,326	$105,531	$(4,233)	$(1,204)	$218,534

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarter Ended
	September 27, 2018	September 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,606	$10,711
Depreciation and amortization	4,168	3,325
Loss on disposition of assets, net	23	165
Deferred income tax benefit	(620)	(573)
Stock-based compensation expense	616	538
Change in assets and liabilities:
Accounts receivable, net	6,536	(6,746)
Inventories	(6,669)	17,116
Prepaid expenses and other current assets	1,094	(1,244)
Accounts payable	(1,256)	2,682
Accrued expenses	2,451	(7,254)
Income taxes payable	2,446	4,308
Other long-term assets and liabilities	(132)	37
Other, net	412	372

Net cash provided by operating activities	15,675	23,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,754)	(2,876)
Other	(14)	22

Net cash used in investing activities	(4,768)	(2,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	20,663	6,998
Principal payments on long-term debt	(1,789)	(865)
(Decrease) Increase in bank overdraft	(941)	552
Dividends paid	(29,074)	(28,370)
Issuance of Common Stock under equity award plans	—	16

Net cash used in financing activities	(11,141)	(21,669)

NET DECREASE IN CASH	(234)	(1,086)
Cash, beginning of period	1,449	1,955

Cash, end of period	$1,215	$869

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2019 and fiscal 2018 are to the fiscal year ending June 27, 2019 and the fiscal year ended June 28, 2018, respectively.

•	References herein to the first quarter of fiscal 2019 and fiscal 2018 are to the quarters ended September 27, 2018 and September 28, 2017, respectively.

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

The accompanying unaudited financial statements fairly present the consolidated statements of comprehensive income, consolidated balance sheets, consolidated statements of stockholders’ equity and consolidated statements of cash flows, and reflect all adjustments, consisting only of normal recurring adjustments which are necessary for the fair statement of the results of the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 28, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K for the fiscal year ended June 28, 2018.

Note 2 – Revenue Recognition

On June 29, 2018 we adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the full retrospective method. See Note 13 – “Recent Accounting Pronouncements” for additional information. For each customer contract a five-step process is now followed in which we identify the contract, identify performance obligations, determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when (or as) the performance obligation is transferred to the customer. As a result of adopting Topic 606 we have updated our accounting policy for revenue recognition as follows:

Nature of Products

We manufacture and sell the following:

•	branded products under our own proprietary brands to retailers on a national basis;

•	private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels;

•	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators;

•	branded products under co-pack agreements to other major branded companies for their distribution; and

•	products to our industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.

When Performance Obligations Are Satisfied

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations are primarily for the delivery of raw and processed recipe and snack nuts, nut butters and trail mixes.

Our customer contracts do not include more than one performance obligation. If a contract were to contain more than one performance obligation, we are required to allocate the contract’s transaction price to each performance obligation based on its relative standalone selling price. The standalone selling price for each distinct good is generally determined by directly observable data.

Revenue recognition is generally completed at a point in time when product control is transferred to the customer. For approximately 98% of our revenues, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can then direct the use and obtain substantially all of the remaining benefits from the asset at that point in time. Therefore, for 98% of our revenues, the timing of revenue recognition requires little judgment and does not change compared to previous revenue recognition guidance. However, certain transactions within our Contract Packaging sales channel include contracts to develop, manufacture and deliver customized or proprietary products, which have no alternative use for the Company in the event the customer cancels the contract. In addition, for certain of these transactions the Company has the right to payment for performance completed to date. As a result, the revenue for products that are considered assets with no alternative use, is now recognized over time. The value of these assets with no alternative use at period-end (an output method) is used as the basis to recognize revenue, which faithfully depicts our performance toward complete satisfaction of the performance obligation. This generally results in revenue recognition approximately one month earlier compared to previous revenue recognition guidance. The amount of contract revenue recognized over time is generally immaterial to total revenue recognized for any given period.

The performance obligations in our contracts are satisfied within one year, and typically much less. As such, we have not disclosed the transaction price allocated to remaining performance obligations for any periods presented.

Significant Payment Terms

Our customer contracts identify the product, quantity, price, payment and final delivery terms. Payment terms usually include early pay discounts. We grant payment terms consistent with industry standards. On a limited basis some payment terms may be extended, however, no payment terms beyond six months are granted at contract inception. The average customer payment is received within approximately 35 days of the invoice date. As a result, we do not adjust the promised amount of consideration for the effects of a significant financing component because the period between our transfer of a promised good or service to a customer and the customer’s payment for that good or service will be six months or less.

Shipping

All shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in selling expense.

Variable Consideration

Some of our products are sold through specific incentive programs consisting of promotional allowances, volume and customer rebates, in-store display incentives and marketing allowances, among others, to consumer and some commercial ingredient customers. The ultimate cost of these programs is dependent on certain factors such as actual purchase volumes or customer activities and is dependent on significant management estimate and judgment. The Company accounts for these programs as variable consideration and recognizes a reduction in revenue (and a corresponding reduction in the transaction price) in the same period as the underlying program based upon the terms of the specific arrangements.

Trade promotions, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons, are also offered through various programs to customers and consumers. A provision for estimated trade promotions is recorded as a reduction of revenue (and a reduction in the transaction price) in the same period when the sale is recognized. Revenues are also recorded net of expected customer deductions which are provided for based upon past experiences. Evaluating these estimates requires management judgment.

We generally use the most likely amount method to determine the variable consideration. We believe there will not be significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. The Company reviews and updates its estimates and related accruals of variable consideration and trade promotions at least quarterly based on the terms of the agreements and historical experience. Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe, therefore, no additional constraint on the variable consideration is required.

Product Returns

While customers generally have the right to return defective or non-conforming products, past experience has demonstrated that product returns have generally been immaterial. Customer remedies may include either a cash refund or an exchange of the returned product. As a result, the right of return and related refund liability for non-conforming or defective goods is estimated and recorded as a reduction in revenue, if necessary.

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. Contract asset balances at September 27, 2018, June 28, 2018 and September 28, 2017 were $196, $336, and $873, respectively, and are recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Contract Costs

The Company does not incur significant fulfillment costs requiring capitalization.

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended
Distribution Channel	September 27, 2018	September 28, 2017
Consumer	$139,691	$135,968
Commercial Ingredients	36,955	36,409
Contract Packaging	27,642	43,287

Total	$204,288	$215,664

Impact of Adoption

The Company adopted Topic 606 using the full retrospective basis on June 29, 2018. The prior period comparative information has been recast to reflect the requirements of Topic 606. The impact of Topic 606 on the Consolidated Statement of Comprehensive Income for the first quarter of fiscal 2018 is as follows:

	Quarter-Ended September 28, 2017 as previously reported	Impact of Adoption	As Adjusted
Net sales	$214,791	$873	$215,664
Gross profit	34,840	279	35,119
Income from operations	17,336	279	17,615
Net income	$10,432	$279	$10,711
Earnings per share-basic	$0.92	$0.03	$0.94
Earnings per share-diluted	$0.91	$0.03	$0.94

The impact of Topic 606 on the comparative Consolidated Balance Sheet and Consolidated Statement of Cash Flows was not material.

Note 3 – Inventories

Inventories consist of the following:

	September 27, 2018	June 28, 2018	September 28, 2017
Raw material and supplies	$55,681	$73,209	$50,086
Work-in-process and finished goods	125,350	101,153	115,218

Total	$181,031	$174,362	$165,304

Note 4 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	September 27, 2018	June 28, 2018	September 28, 2017
Customer relationships	$21,100	$21,100	$10,600
Brand names	16,990	16,990	8,090
Non-compete agreement	270	270	—

	38,360	38,360	18,690
Less accumulated amortization:
Customer relationships	(12,838)	(12,182)	(10,600)
Brand names	(8,665)	(8,492)	(8,090)
Non-compete agreement	(45)	(32)	—

	(21,548)	(20,706)	(18,690)

Net intangible assets	$16,812	$17,654	$—

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the Squirrel Brand and Southern Style Nuts brand names.

Total amortization expense related to intangible assets, which is a component of Administrative expense, was $842 for the quarter ended September 27, 2018. Amortization expense for the remainder of fiscal 2019 is expected to be approximately $2,186 and expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 25, 2020	$2,501
June 24, 2021	2,165
June 30, 2022	1,896
June 29, 2023	1,657
June 27, 2024	1,414

Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition (the “Acquisition”) completed in the second quarter of fiscal 2018. There was no change in the carrying amount of goodwill during the quarter ended September 27, 2018.

Note 5 – Credit Facility

On February 7, 2008, we entered into a Credit Agreement with a bank group providing a $117,500 revolving loan commitment and letter of credit subfacility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than real property and fixtures.

At September 27, 2018, we had $62,309 of available credit under the Credit Facility which reflects borrowings of $51,941 and reduced availability as a result of $3,250 in outstanding letters of credit. As of September 27, 2018, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility.

Note 6 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended
	September 27, 2018	September 28, 2017
Weighted average number of shares outstanding – basic	11,406,009	11,351,307
Effect of dilutive securities:
Stock options and restricted stock units	85,922	90,861

Weighted average number of shares outstanding – diluted	11,491,931	11,442,168

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for either period presented.

Note 7 – Stock-Based Compensation Plans

During the quarter ended September 27, 2018 there was no significant stock option or restricted stock unit activity.

Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2019 and fiscal 2018 was $616 and $538, respectively. As of September 27, 2018, there was $2,892 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.2 years.

Note 8 – Retirement Plan

The Supplemental Employee Retirement Plan is an unfunded, non-qualified deferred compensation plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended
	September 27, 2018	September 28, 2017
Service cost	$152	$152
Interest cost	224	213
Amortization of prior service cost	239	239
Amortization of loss	24	40

Net periodic benefit cost	$639	$644

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.

Note 9 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the quarter ended September 27, 2018 and September 28, 2017. These changes are all related to our defined benefit pension plan.

	For the Quarter Ended
Changes to AOCL (a)	September 27, 2018	September 28, 2017
Balance at beginning of period	$(3,181)	$(4,404)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	263	279
Tax effect	(66)	(108)

Net current-period other comprehensive income	197	171

Balance at end of period	$(2,984)	$(4,233)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter ended September 27, 2018 and September 28, 2017 were as follows:

	For the Quarter Ended		Affected line item in the Consolidated Statements of Comprehensive Income
Reclassifications from AOCL to earnings (b)	September 27, 2018	September 28, 2017
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	$(239)	Other expense
Unrecognized net loss	(24)	(40)	Other expense

Total before tax	(263)	(279)
Tax effect	66	108	Income tax expense

Amortization of defined pension items, net of tax	$(197)	$(171)

(b)	Amounts in parenthesis indicate debits to expense. See Note 8 – “Retirement Plan” above for additional details.

Note 10 – Commitments and Contingent Liabilities

We are currently a party to various legal proceedings in the ordinary course of business. While management presently believes that the ultimate outcomes of these proceedings, individually and in the aggregate, will not materially affect our Company’s financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur. Unfavorable outcomes could include substantial monetary damages in excess of any appropriate accruals, which management has established. Were such unfavorable final outcomes to occur, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows.

We were subject to a class-action complaint for an employment related matter. Mediation for this matter occurred in fiscal 2017. In August 2017, we agreed to a $1,200 settlement for which we were fully reserved at June 29, 2017. In the first quarter of fiscal 2019 the settlement was paid.

Note 11 – Fair Value of Financial Instruments

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

The carrying value of our revolving credit facility borrowings approximates fair value at each balance sheet date because interest rates on this instrument approximate current market rates (Level 2 criteria), and because of the short-term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	September 27, 2018	June 28, 2018	September 28, 2017
Carrying value of long-term debt:	$32,860	$34,649	$27,943
Fair value of long-term debt:	31,600	33,482	28,355

The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 12 – Related Party Transaction

In connection with the acquisition of the Squirrel Brand business in the second quarter of fiscal 2018, we incurred $11,500 of unsecured debt to the principal owner and seller of the Squirrel Brand business, who was subsequently appointed as an executive officer of the Company and is considered a related party. The interest rate on the Promissory Note is 5.5% per annum and the outstanding balance at September 27, 2018 was $8,306. Interest paid on the Promissory Note for the quarter ended September 27, 2018 was $123.

Note 13 – Recent Accounting Pronouncements

The following recent accounting pronouncements have been adopted in the current fiscal year:

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. The guidance in this Update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On June 29, 2018 we adopted Topic 606 using the full retrospective method. Under the full retrospective method, all periods presented are now presented under Topic 606. A cumulative effect of initially applying the new revenue standard for the earliest balance sheet period presented has been accounted for and was immaterial. See Note 2- “Revenue Recognition” above for additional details.

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This Update addresses eight specific cash flow issues with the objective of reducing the perceived diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in this Update were applied using a retrospective transition method to each period presented. ASU No. 2016-15 was adopted in the first quarter of fiscal 2019 and did not have an impact on our Consolidated Statements of Cash Flows.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”. The amendments in this Update provide guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 should be applied prospectively to an award modified on or after the adoption date. ASU No. 2017-09 was adopted in the first quarter of fiscal 2019 and did not have an impact on our Consolidated Financial Statements.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting is the inclusion of the annual disclosure of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We adopted the provisions of this new rule beginning with our financial reporting for the current quarter ended September 27, 2018. We now include our Consolidated Statements of Stockholders’ Equity with each quarterly filing on Form 10-Q and have removed the dividends per share disclosure from the Consolidated Statements of Comprehensive Income.

The following recent accounting pronouncements have not yet been adopted:

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”. The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this Update. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. This Update will be effective for the Company in fiscal 2021. We do not expect this accounting Update to have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14 “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans”. The amendments in this Update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this Update are effective for public business entities for fiscal years ending after December 15, 2020. Early adoption is permitted for all entities. An entity should apply the amendments in this Update on a retrospective basis to all periods presented. This Update will be effective for the Company in fiscal 2021. We do not expect this accounting Update to have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. Certain disclosure requirements will be removed from Topic 820 with this Update to include: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The amendments also clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. This Update will add the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. This Update will be effective for the Company in fiscal 2021. We do not expect this accounting Update to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”. The primary goal of this Update is to require the lessee to recognize all lease commitments, both operating and finance, by initially recording a lease asset and liability on the balance sheet at the lease commencement date. Additionally, enhanced qualitative and quantitative disclosures will be required. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. This new guidance will be effective for the Company beginning in fiscal year 2020 and we do not expect to early adopt. Under ASU No. 2016-02 the guidance was to be adopted using a modified retrospective approach, with elective reliefs, with application of the new guidance for all periods presented. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements” which provides for another transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this Update also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component, similar to the expedient provided for lessees. In July 2018, the FASB also issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” which affects narrow aspects of the guidance issued in ASU No. 2016-02. We are implementing processes and information technology tools to assist in our ongoing lease data analysis and updating our accounting policies and internal controls that would be impacted by the new guidance, to ensure readiness for adoption in the first quarter of fiscal 2020. Based on our current portfolio of leases, the Company expects the impact of these new standards to significantly increase total assets and total liabilities, and lead to increased financial statement disclosures.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2019 and fiscal 2018 are to the fiscal year ending June 27, 2019 and the fiscal year ended June 28, 2018, respectively.

•	References herein to the first quarter of fiscal 2019 and fiscal 2018 are to the quarters ended September 27, 2018 and September 28, 2017, respectively.

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

The Company’s long-term objective to drive profitable growth, as identified in our strategic plan (the “Strategic Plan”), includes growing Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe and produce categories, providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel and expanding our offerings into alternative distribution channels. We are executing on our Strategic Plan by continuing to expand distribution of our Orchard Valley Harvest products. During fiscal 2019 we intend to grow the Squirrel Brand and Southern Style Nuts brand awareness through expanded distribution and increased innovation and product offerings.

We face a number of challenges in the future which include, among others, anticipated deflation in commodity costs for all major tree nuts except almonds, rising transportation costs, and intensified competition for market share from both private brand and name brand nut products. We also face changing industry trends resulting in retail consolidation and Internet price competition for nut and nut related products, as well as significant risks associated with the increasing use of fixed price arrangements with certain of our customers. We will continue to focus on seeking profitable business opportunities to further utilize our production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of promotional and advertising activity for our Fisher and Orchard Valley Harvest brands. We continue to see significant domestic sales and volume growth in our Orchard Valley Harvest brand and expect to continue to focus on this portion of our branded business as well as our Squirrel Brand and Southern Style Nuts brands. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $204.3 million for the first quarter of fiscal 2019 decreased 5.3% from our net sales of $215.7 million for the first quarter of fiscal 2018.

Sales volume, measured as pounds sold to customers, decreased 3.4% compared to the first quarter of fiscal 2018.

Gross profit decreased by $2.2 million, and our gross profit margin, as a percentage of net sales, decreased to 16.1% for the first quarter of fiscal 2019 compared to 16.3% for the first quarter of fiscal 2018.

Total operating expenses for the first quarter of fiscal 2019 increased by $5.4 million, or 30.8%, compared to the first quarter of fiscal 2018. As a percentage of net sales, total operating expenses in the first quarter of fiscal 2019 increased to 11.2% from 8.1% for the first quarter of fiscal 2018.

The total value of inventories on hand at the end of the first quarter of fiscal 2019 increased by $15.7 million, or 9.5%, in comparison to the total value of inventories on hand at the end of the first quarter of fiscal 2018.

We have seen acquisition costs for walnuts begin to decline in the 2018 crop year (which falls into our current 2019 fiscal year). We have also seen declining acquisition costs for cashews. While we began to procure inshell walnuts during the first quarter of fiscal 2019, the total payments due to our walnut growers will not be determined until the second and/or third quarters of fiscal 2019. We will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual payments will be determined during the second and/or third quarters of fiscal 2019 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

Our net sales decreased 5.3% to $204.3 million in the first quarter of fiscal 2019 compared to net sales of $215.7 million for the first quarter of fiscal 2018. Sales volume, which is defined as pounds sold to customers, decreased 3.4% in the quarterly comparison.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 27, 2018	September 28, 2017
Peanuts	19.2%	15.8%
Pecans	11.6	13.5
Cashews & Mixed Nuts	22.6	24.6
Walnuts	10.1	8.5
Almonds	14.1	15.4
Trail & Snack Mixes	17.1	16.7
Other	5.3	5.5

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	September 27, 2018	September 28, 2017	Change	Percent Change
Consumer (1)	$139,691	$135,968	$3,723	2.7%
Commercial Ingredients	36,955	36,409	546	1.5
Contract Packaging	27,642	43,287	(15,645)	(36.1)

Total	$204,288	$215,664	$(11,376)	(5.3)%

(1)

Sales of branded products were approximately 39% and 37% of total consumer sales during the first quarter of fiscal 2019 and fiscal 2018, respectively. Fisher branded products were approximately 70% and 80% of branded sales during the first quarter of fiscal 2019 and fiscal 2018, respectively, with branded produce and Squirrel Brand products accounting for the remaining branded product sales.

Net sales in the consumer distribution channel increased $3.7 million or 2.7%, and sales volume increased 6.9% in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The sales volume increase was driven by a 4.7% increase in sales volume of private brand products due to sales growth of trail mixes and peanuts with existing customers. Accounting for approximately 35.5% of the sales volume increase was the additional sales volume related to Southern Style Nuts snack mix products resulting from the Acquisition which occurred late in our fiscal 2018 second quarter. Beginning in December 2017, Squirrel Brand sales volume is included in the consumer and commercial ingredients distribution channels. Squirrel Brand sales volume for fiscal 2018 was included in the contract packaging distribution channel through November 2017, because Squirrel Brand was a contract packaging customer until the November 2017 Acquisition. Sales volume for Fisher snack nuts increased 8.0%, primarily as a result of increased promotional and merchandising activity at a major existing customer. Sales volume for Fisher recipe nuts decreased 15.7% mainly due to lost distribution for some items at a major customer due to the introduction of private brand recipe nuts at that customer, which occurred in the second quarter of fiscal 2018. Sales volume of Orchard Valley Harvest produce products increased 32.2% due to new distribution gains for multi-pack items and new item introductions.

Net sales in the commercial ingredients distribution channel increased by 1.5% in dollars, yet sales volume decreased 7.7% in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The sales volume decrease was primarily due to lower sales of bulk cashews, peanut butter and walnuts due to lost business.

Net sales in the contract packaging distribution channel decreased by 36.1% in dollars and 27.7% in sales volume in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The decline in sales volume mainly came from the loss of some bulk business with an existing contract packaging customer and a reduction in unit ounce weights implemented by another contract packaging customer for its entire product line. The sales volume decrease was also due to our acquisition of the Squirrel Brand business at the end of November 2017, as discussed above.

Gross Profit

Gross profit decreased by $2.2 million, or 6.2%, to $33.0 million for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Our gross profit margin, as a percentage of net sales, decreased to 16.1% for the first quarter of fiscal 2019 compared to 16.3% for the first quarter of fiscal 2018. The decreases in gross profit and gross profit margin were mainly attributable to the sales volume decline discussed above.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2019 increased by $5.4 million to $22.9 million. Operating expenses for the first quarter of fiscal 2019 increased to 11.2% of net sales from 8.1% of net sales for the first quarter of fiscal 2018 due primarily to a lower net sales base combined with increases in incentive compensation, base compensation, transportation expense, advertising expense and amortization expenses related to the Acquisition.

Selling expenses for the first quarter of fiscal 2019 were $14.1 million, an increase of $3.1 million, or 28.6%, from the first quarter of fiscal 2018, driven primarily by an increase in transportation costs of $0.9 million, an increase in payroll related and incentive compensation expense of $0.9 million, and an increase of $0.9 million in advertising expense.

Administrative expenses for the first quarter of fiscal 2019 were $8.8 million, an increase of $2.3 million, or 34.6%, from the first quarter of fiscal 2018. The increase was driven primarily by a $0.8 million increase in amortization expense related to the intangible assets acquired in the Acquisition, an increase in incentive and other compensation related expenses of $0.8 million, and an increase in consulting and legal expense of $0.5 million.

Income from Operations

Due to the factors discussed above, income from operations decreased to $10.1 million, or 4.9% of net sales, for the first quarter of fiscal 2019 from $17.6 million, or 8.2% of net sales, for the first quarter of fiscal 2018.

Interest Expense

Interest expense was $0.9 million for the first quarter of fiscal 2019 compared to $0.8 million in the first quarter of fiscal 2018. The increase in interest expense was due primarily to higher debt levels and interest rates.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for the first quarter of fiscal 2019 compared to $0.6 million for the first quarter of fiscal 2018. The decrease in net rental and miscellaneous expense was due to lower repair and maintenance expenses in the current first quarter.

Other Expense

Other expense consists of pension related expenses other than the service cost component and was $0.5 million for both the first quarter of fiscal 2019 and fiscal 2018.

Income Tax Expense

Income tax expense was $1.8 million, or 21.3% of income before income taxes (“Effective Tax Rate”), for the first quarter of fiscal 2019 compared to $5.0 million, or 31.9% of income before income taxes, for the first quarter of fiscal 2018. The decrease in the Effective Tax Rate in the current first quarter compared to the previous first quarter is primarily due to the reduction of the federal statutory tax rate from a maximum of 35% to 21% as a result of the Tax Cuts and Jobs Act of 2017 which occurred late in the second quarter of fiscal 2018.

Net Income

Net income was $6.6 million, or $0.58 per common share basic and $0.57 per share diluted, for the first quarter of fiscal 2019, compared to $10.7 million, or $0.94 per common share basic and diluted, for the first quarter of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan through growing our branded and private label nut programs and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended most recently in November 2017 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products (especially our Fisher and Orchard Valley Harvest brands), consummate strategic business acquisitions such as the 2018 acquisition of the Squirrel Brand business, reinvest in the Company through capital expenditures, develop new products, pay cash dividends the past seven years and explore other growth strategies outlined in our Strategic Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first quarter of fiscal 2019 and 2018, respectively (dollars in thousands):

	September 27, 2018	September 28, 2017	$ Change
Operating activities	$15,675	$23,437	$(7,762)
Investing activities	(4,768)	(2,854)	(1,914)
Financing activities	(11,141)	(21,669)	10,528

Net decrease in cash	$(234)	$(1,086)	$852

Operating Activities Net cash provided by operating activities was $15.7 million for the first quarter of fiscal 2019 compared to $23.4 million for the first quarter of fiscal 2018. The decrease in operating cash flow was primarily due to a net increase in working capital, primarily due to an increase in inventory, combined with lower net income.

Total inventories were $181.0 million at September 27, 2018, an increase of $6.7 million, or 3.8%, from the inventory balance at June 28, 2018, and an increase of $15.7 million, or 9.5%, from the inventory balance at September 28, 2017. The increase at September 27, 2018 compared to June 28, 2018 was primarily due to increased quantities of finished goods inventory, partially offset by lower levels of inshell pecans and walnuts. The increase in inventories at September 27, 2018 compared to September 28, 2017 was primarily driven by higher quantities of finished goods. Our nut commodity purchases were $5.4 million more during the first quarter of fiscal 2019 than the same period of fiscal 2018, primarily due to the procurement of higher quantities of walnuts and pecans.

Raw nut and dried fruit input stocks, some of which are classified as work in process, increased by 9.6 million pounds, or 27.8%, at September 27, 2018 compared to September 28, 2017. The increase was attributable mainly to increased quantities of pecans and inshell walnuts on hand. The weighted average cost per pound of raw nut and dried fruit input stocks on hand at the end of the first quarter of fiscal 2019 decreased 23.3% compared to the end of the first quarter of fiscal 2018 due to lower acquisition costs for pecans and cashews, as well as a shift in pounds to lower cost peanuts from higher cost tree nuts.

Investing Activities Cash used in investing activities, primarily all for capital expenditures, was $4.8 million during the first quarter of fiscal 2019 compared to $2.9 million for the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2019 to be approximately $15.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $11.1 million during the first quarter of fiscal 2019 compared to $21.7 million for the same period last year. Net short-term borrowings under our Credit Facility were $20.7 million during the first quarter of fiscal 2019 compared to net borrowings of $7.0 million for the first quarter of fiscal 2018. The increase in short term borrowings under our Credit Facility was due to more cash used for working capital in the first quarter of fiscal 2019. The dividends paid in fiscal 2019 were approximately $0.7 million more than the same period of fiscal 2018. Payments on long term debt also increased approximately $0.9 million due to the payments made on the debt incurred for the Acquisition in the second quarter of fiscal 2018.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into the Elgin Site. The Elgin Site includes both an office building and a warehouse. We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 63% of the rentable area in the office building is currently vacant, of which approximately 29% has not been built-out. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures will likely be necessary to lease the remaining space.

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

At September 27, 2018, the weighted average interest rate for the Credit Facility was 3.69%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 27, 2018, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At September 27, 2018, we had $62.3 million of available credit under the Credit Facility. If this entire amount were borrowed at September 27, 2018, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum for the remainder of the term. Monthly principal payments on Tranche A in the amount of $0.2 million commenced on June 1, 2008. Monthly principal payments on Tranche B in the amount of $0.1 million commenced on June 1, 2008.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 27, 2018, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 27, 2018, $10.5 million of the debt obligation was outstanding.

Squirrel Brand Seller-Financed Note

In November 2017 we completed the Squirrel Brand acquisition. The acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11.5 million (“Promissory Note”). The principal owner and seller of the Squirrel Brand business was subsequently appointed as an executive officer of the Company and is considered a related party. The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $0.3 million, plus interest, beginning in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We can pre-pay the Promissory Note at any time during the three-year period without penalty. At September 27, 2018, the principal amount of $8.3 million of the Promissory Note was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 28, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I - Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2018.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 27, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2018, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 27, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 10 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2018. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 28, 2018 during the first quarter of fiscal 2019.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2018.

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

*10.5	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.6	2008 Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.24 to the Form 10-K for the fiscal year ended June 28, 2012)

*10.7	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.8	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

*10.9	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

Exhibit No.	Description

*10.10	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2016, 2017 and 2018 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

*10.11

Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2016 and 2017 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.12	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2016 awards cycle) (incorporated by reference from Exhibit 10.40 to the Form 10-Q for the quarter ended December 24, 2015)

*10.13	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2017 awards cycle) (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 29, 2016)

*10.14	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2018 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December 28, 2017)

*10.15	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

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

Exhibit No.	Description

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

10.27	Consent and Ninth Amendment to Credit Agreement dated as of November 29, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on November 30, 2017)

Exhibit No.	Description

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 1, 2018.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary