Form 10-Q
period 2018-12-27
SANFILIPPO JOHN B & SON INC
filed 2019-01-30
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2018

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

As of January 23, 2019, 8,789,334 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 27, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 27, 2018	December 28, 2017	December 27, 2018	December 28, 2017
Net sales	$253,317	$258,805	$457,605	$474,469
Cost of sales	210,434	221,072	381,768	401,617

Gross profit	42,883	37,733	75,837	72,852

Operating expenses:
Selling expenses	18,189	15,844	32,260	26,789
Administrative expenses	8,054	7,787	16,885	14,346

Total operating expenses	26,243	23,631	49,145	41,135

Income from operations	16,640	14,102	26,692	31,717

Other expense:
Interest expense including $293, $245, $602 and $439 to related parties	798	805	1,677	1,586
Rental and miscellaneous expense, net	278	241	567	863
Other expense	486	493	973	985

Total other expense, net	1,562	1,539	3,217	3,434

Income before income taxes	15,078	12,563	23,475	28,283
Income tax expense	3,814	4,954	5,605	9,963

Net income	$11,264	$7,609	$17,870	$18,320
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	263	281	526	560
Income tax expense related to pension adjustments	(66)	(111)	(132)	(219)

Other comprehensive income, net of tax	197	170	394	341

Comprehensive income	$11,461	$7,779	$18,264	$18,661

Net income per common share-basic	$0.99	$0.67	$1.57	$1.61

Net income per common share-diluted	$0.98	$0.67	$1.56	$1.60

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	December 27, 2018	June 28, 2018	December 28, 2017
ASSETS
CURRENT ASSETS:
Cash	$2,583	$1,449	$3,052
Accounts receivable, less allowance for doubtful accounts of $342, $270 and $273	62,580	65,426	70,437
Inventories	171,708	174,362	168,424
Prepaid expenses and other current assets	6,943	6,645	14,017

TOTAL CURRENT ASSETS	243,814	247,882	255,930

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	109,380	108,540	108,092
Machinery and equipment	206,663	198,321	196,715
Furniture and leasehold improvements	5,039	5,015	4,951
Vehicles	641	526	535
Construction in progress	2,563	2,618	2,652

	333,571	324,305	322,230
Less: Accumulated depreciation	222,976	217,689	214,426

	110,595	106,616	107,804
Rental investment property, less accumulated depreciation of $10,827, $10,431 and $10,035	18,066	18,462	18,858

TOTAL PROPERTY, PLANT AND EQUIPMENT	128,661	125,078	126,662

Cash surrender value of officers’ life insurance and other assets	8,743	10,565	9,057
Deferred income taxes	4,591	5,024	5,979
Goodwill	9,650	9,650	9,638
Intangible assets, net	15,970	17,654	19,341

TOTAL ASSETS	$411,429	$415,853	$426,607

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	December 27, 2018	June 28, 2018	December 28, 2017
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$24,541	$31,278	$30,000
Current maturities of long-term debt, including related party debt of $4,359, $4,341 and $4,324 and net of unamortized debt issuance costs of $40, $45 and $50	7,254	7,169	7,274
Accounts payable	69,732	60,340	84,834
Bank overdraft	3,887	2,062	2,894
Accrued payroll and related benefits	10,293	6,415	6,333
Other accrued expenses	9,808	9,929	9,387

TOTAL CURRENT LIABILITIES	125,515	117,193	140,722

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $13,323, $15,507 and $17,682 and net of unamortized debt issuance costs of $60, $79 and $100	23,707	27,356	30,832
Retirement plan	21,713	21,288	21,396
Other	7,121	7,014	7,084

TOTAL LONG-TERM LIABILITIES	52,541	55,658	59,312

TOTAL LIABILITIES	178,056	172,851	200,034

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,898,827, 8,865,475 and 8,859,097 shares issued	89	89	89
Capital in excess of par value	121,133	119,952	118,585
Retained earnings	116,116	127,320	113,140
Accumulated other comprehensive loss	(2,787)	(3,181)	(4,063)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	233,373	243,002	226,573

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$411,429	$415,853	$426,607

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance, June 28, 2018	2,597,426	$26	8,865,475	$89	$119,952	$127,320	$(3,181)	$(1,204)	$243,002
Net income						6,606			6,606
Cash dividends ($2.55 per share)						(29,074)			(29,074)
Pension liability amortization, net of income tax expense of $66							197		197
Stock-based compensation expense					616				616
Balance, September 27, 2018	2,597,426	$26	8,865,475	$89	$120,568	$104,852	$(2,984)	$(1,204)	$221,347
Net income						11,264			11,264
Pension liability amortization, net of income tax expense of $66							197		197
Equity award exercises, net of shares withheld for employee taxes			33,352	—	(335)				(335)
Stock-based compensation expense					900				900

Balance, December 27, 2018	2,597,426	$26	8,898,827	$89	$121,133	$116,116	$(2,787)	$(1,204)	$233,373

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance, June 29, 2017	2,597,426	$26	8,801,641	$88	$117,772	$123,190	$(4,404)	$(1,204)	$235,468
Net income						10,711			10,711
Cash dividends ($2.50 per share)						(28,370)			(28,370)
Pension liability amortization, net of income tax expense of $108							171		171
Equity award exercises			16,242	—	16				16
Stock-based compensation expense					538				538
Balance, September 28, 2017	2,597,426	$26	8,817,883	$88	$118,326	$105,531	$(4,233)	$(1,204)	$218,534
Net income						7,609			7,609
Pension liability amortization, net of income tax expense of $111							170		170
Equity award exercises, net of shares withheld for employee taxes			41,214	1	(632)				(631)
Stock-based compensation expense					891				891

Balance, December 28, 2017	2,597,426	$26	8,859,097	$89	$118,585	$113,140	$(4,063)	$(1,204)	$226,573

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 27, 2018	December 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,870	$18,320
Depreciation and amortization	8,535	7,064
Loss on disposition of assets, net	57	319
Deferred income tax expense	433	3,116
Stock-based compensation expense	1,516	1,429
Change in assets and liabilities, net of business acquired:
Accounts receivable, net	3,041	(3,176)
Inventories	2,654	15,953
Prepaid expenses and other current assets	(1,659)	(5,671)
Accounts payable	9,655	34,014
Accrued expenses	2,833	(9,124)
Income taxes payable	2,285	(5,422)
Other long-term assets and liabilities	261	694
Other, net	885	915

Net cash provided by operating activities	48,366	58,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,367)	(6,966)
Acquisition of Squirrel Brand L.P.	—	(21,909)
Other	44	72

Net cash used in investing activities	(9,323)	(28,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	(6,737)	544
Principal payments on long-term debt	(3,588)	(2,052)
Increase in bank overdraft	1,825	1,962
Dividends paid	(29,074)	(28,370)
Issuance of Common Stock under equity award plans	—	16
Taxes paid related to net share settlement of equity awards	(335)	(631)

Net cash used in financing activities	(37,909)	(28,531)

NET INCREASE IN CASH	1,134	1,097
Cash, beginning of period	1,449	1,955

Cash, end of period	$2,583	$3,052

Supplemental disclosure of non-cash investing activities:
Acquisition of Squirrel Brand L.P. through note payable	$—	$11,500

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2019 and fiscal 2018 are to the fiscal year ending June 27, 2019 and the fiscal year ended June 28, 2018, respectively.

•	References herein to the second quarter of fiscal 2019 and fiscal 2018 are to the quarters ended December 27, 2018 and December 28, 2017, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2019 and fiscal 2018 are to the twenty-six weeks ended December 27, 2018 and December 28, 2017, respectively.

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

Revenue recognition is generally completed at a point in time when product control is transferred to the customer. For approximately 99% of our revenues, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can then direct the use and obtain substantially all of the remaining benefits from the asset at that point in time. Therefore, for 99% of our revenues, the timing of revenue recognition requires minimal judgment and does not change compared to previous revenue recognition guidance. However, certain transactions within our contract packaging sales channel include contracts to develop, manufacture and deliver customized or proprietary products, which have no alternative use for the Company in the event the customer cancels the contract. In addition, for certain of these transactions the Company has the right to payment for performance completed to date. As a result, the revenue for products that are considered assets with no alternative use is now recognized over time. The value of these assets with no alternative use at period-end (an output method) is used as the basis to recognize revenue, which faithfully depicts our performance towards complete satisfaction of the performance obligation. This generally results in revenue recognition approximately one month earlier compared to previous revenue recognition guidance. The amount of contract revenue recognized over time is generally immaterial to total revenue recognized for any given period.

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

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. Contract asset balances at December 27, 2018, June 28, 2018 and December 28, 2017 were $65, $336, and $560, respectively, and are recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Contract Costs

The Company does not incur significant fulfillment costs requiring capitalization.

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Twenty-six Weeks Ended
Distribution Channel	December 27, 2018	December 28, 2017	December 27, 2018	December 28, 2017
Consumer	$195,679	$181,533	$335,370	$317,501
Commercial Ingredients	31,253	35,578	68,208	71,987
Contract Packaging	26,385	41,694	54,027	84,981

Total	$253,317	$258,805	$457,605	$474,469

Impact of Adoption

The Company adopted Topic 606 using the full retrospective basis on June 29, 2018. The prior period comparative information has been recast to reflect the requirements of Topic 606. The impact of Topic 606 on the Consolidated Statement of Comprehensive Income for the quarter and twenty-six weeks ended December 28, 2017 were as follows:

	Quarter-Ended December 28, 2017 as previously reported	Impact of Adoption	As Adjusted
Net sales	$259,118	$(313)	$258,805
Gross profit	37,880	(147)	37,733
Income from operations	14,249	(147)	14,102
Net income	$7,756	$(147)	$7,609
Earnings per share-basic	$0.68	$(0.01)	$0.67
Earnings per share-diluted	$0.68	$(0.01)	$0.67

	Twenty-Six Weeks ended December 28, 2017 as previously reported	Impact of Adoption	As Adjusted
Net sales	$473,909	$560	$474,469
Gross profit	72,720	132	72,852
Income from operations	31,585	132	31,717
Net income	$18,188	132	$18,320
Earnings per share-basic	$1.60	$0.01	$1.61
Earnings per share-diluted	$1.59	$0.01	$1.60

The impact of Topic 606 on the comparative Consolidated Balance Sheet and Consolidated Statement of Cash Flows was not material.

Note 3 – Inventories

Inventories consist of the following:

	December 27, 2018	June 28, 2018	December 28, 2017
Raw material and supplies	$87,717	$73,209	$80,867
Work-in-process and finished goods	83,991	101,153	87,557

Total	$171,708	$174,362	$168,424

Note 4 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	December 27, 2018	June 28, 2018	December 28, 2017
Customer relationships	$21,100	$21,100	$21,100
Brand names	16,990	16,990	16,990
Non-compete agreement	270	270	270

	38,360	38,360	38,360
Less accumulated amortization:
Customer relationships	(13,494)	(12,182)	(10,867)
Brand names	(8,838)	(8,492)	(8,148)
Non-compete agreement	(58)	(32)	(4)

	(22,390)	(20,706)	(19,019)

Net intangible assets	$15,970	$17,654	$19,341

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the Squirrel Brand and Southern Style Nuts brand names.

Total amortization expense related to intangible assets, which is a component of Administrative expense, was $842 and $1,684 for the quarter and twenty-six weeks ended December 27, 2018 respectively. Amortization expense for the remainder of fiscal 2019 is expected to be approximately $1,344 and expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 25, 2020	$2,501
June 24, 2021	2,165
June 30, 2022	1,896
June 29, 2023	1,657
June 27, 2024	1,414

Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition (the “Acquisition”) completed in the second quarter of fiscal 2018. There was no change in the carrying amount of goodwill during the twenty-six weeks ended December 27, 2018.

Note 5 – Credit Facility

On February 7, 2008, we entered into a Credit Agreement with a bank group providing a $117,500 revolving loan commitment and letter of credit subfacility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than real property and fixtures.

At December 27, 2018, we had $89,909 of available credit under the Credit Facility which reflects borrowings of $24,541 and reduced availability as a result of $3,050 in outstanding letters of credit. As of December 27, 2018, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility.

Note 6 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 27, 2018	December 28, 2017	December 27, 2018	December 28, 2017
Weighted average number of shares outstanding – basic	11,425,566	11,375,512	11,415,787	11,363,409
Effect of dilutive securities:
Stock options and restricted stock units	53,865	50,786	69,894	70,824

Weighted average number of shares outstanding – diluted	11,479,431	11,426,298	11,485,681	11,434,233

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.

Note 7 – Stock-Based Compensation Plans

During the second quarter of fiscal 2019, there were 56,700 restricted stock units (“RSUs”) awarded to employees and non-employee members of the Board of Directors. The vesting period is generally three years for awards to employees and one year for awards to non-employee directors.

There was no stock option activity during the first half of fiscal 2019.

The following is a summary of RSU activity for the first half of fiscal 2019:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 28, 2018	189,068	$46.35
Activity:
Granted	56,700	57.22
Vested (a)	(38,600)	54.78
Forfeited	—	—

Outstanding at December 27, 2018	207,168	$47.75

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

At December 27, 2018, there are 66,207 RSUs outstanding that are vested but deferred.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 27, 2018	December 28, 2017	December 27, 2018	December 28, 2017
Stock-based compensation expense	$900	$891	$1,516	$1,429

As of December 27, 2018, there was $5,236 of total unrecognized compensation expense related to non-vested RSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.9 years.

Note 8 – Retirement Plan

The Supplemental Employee Retirement Plan is an unfunded, non-qualified deferred compensation plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 27, 2018	December 28, 2017	December 27, 2018	December 28, 2017
Service cost	$153	$152	$305	$304
Interest cost	223	212	447	425
Amortization of prior service cost	240	240	479	479
Amortization of loss	23	41	47	81

Net periodic benefit cost	$639	$645	$1,278	$1,289

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.

Note 9 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the twenty-six weeks ended December 27, 2018 and December 28, 2017. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Twenty-six Weeks Ended
	December 27, 2018	December 28, 2017
Balance at beginning of period	$(3,181)	$(4,404)
Other comprehensive income before reclassifications	0	0
Amounts reclassified from accumulated other comprehensive loss	526	560
Tax effect	(132)	(219)

Net current-period other comprehensive income	394	341

Balance at end of period	$(2,787)	$(4,063)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter and twenty-six weeks ended December 27, 2018 and December 28, 2017 were as follows:

	For the Quarter Ended		For the Twenty-six Weeks Ended		Affected line item in the Consolidated Statements of Comprehensive Income
Reclassifications from AOCL to earnings (b)	December 27, 2018	December 28, 2017	December 27, 2018	December 28, 2017
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(240)	$(240)	$(479)	$(479)	Other expense
Unrecognized net loss	(23)	(41)	(47)	(81)	Other expense

Total before tax	(263)	(281)	(526)	(560)
Tax effect	66	111	132	219	Income tax expense

Amortization of defined pension items, net of tax	$(197)	$(170)	$(394)	$(341)

(b)	Amounts in parenthesis indicate debits to expense. See Note 8 – “Retirement Plan” above for additional details.

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

During fiscal 2017 we were subject to a class-action complaint for an employment related matter. In early fiscal 2018 we agreed to a $1,200 settlement for which we were fully reserved at June 29, 2017. In the first quarter of fiscal 2019 the settlement was paid.

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	December 27, 2018	June 28, 2018	December 28, 2017
Carrying value of long-term debt:	$31,061	$34,649	$38,256
Fair value of long-term debt:	30,176	33,482	38,584

The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 12 – Related Party Transaction

In connection with the Acquisition in the second quarter of fiscal 2018, we incurred $11,500 of unsecured debt to the principal owner and seller of the Squirrel Brand business, who was subsequently appointed as an executive officer of the Company and is considered a related party. The interest rate on the Promissory Note is 5.5% per annum and the outstanding balance at December 27, 2018 was $7,347. Interest paid on the Promissory Note for the quarter and twenty-six weeks ended December 27, 2018 was $110 and $233, respectively.

Note 13 – Recent Accounting Pronouncements

The following recent accounting pronouncements have been adopted in the current fiscal year:

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. The guidance in this Update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On June 29, 2018 we adopted Topic 606 using the full retrospective method. Under the full retrospective method, all periods presented are now presented under Topic 606. A cumulative effect of initially applying the new revenue standard for the earliest balance sheet period presented has been accounted for and was immaterial. See Note 2 – “Revenue Recognition” above for additional details.

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

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting is the inclusion of the annual disclosure of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We adopted the provisions of this new rule beginning with our fiscal 2019 financial reporting. We now include our Consolidated Statements of Stockholders’ Equity with each quarterly filing on Form 10-Q and have removed the dividends per share disclosure from the Consolidated Statements of Comprehensive Income.

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

In August 2018, the FASB issued ASU No. 2018-14 “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans”. The amendments in this Update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this Update are effective for public business entities for fiscal years ending after December 15, 2020. Early adoption is permitted for all entities. An entity should apply the amendments in this Update on a retrospective basis to all periods presented. This Update will be effective for the Company in fiscal 2021. We do not expect this accounting Update to have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Certain disclosure requirements will be removed from Topic 820 with this Update to include: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The amendments also clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. This Update will add the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. This Update will be effective for the Company in fiscal 2021. We do not expect this accounting Update to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”. The primary goal of this Update is to require the lessee to recognize all lease commitments, both operating and finance, by initially recording a lease asset and liability on the balance sheet at the lease commencement date. Additionally, enhanced qualitative and quantitative disclosures will be required. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. This new guidance will be effective for the Company beginning in fiscal year 2020 and we do not expect to early adopt. Under ASU No. 2016-02 the guidance was to be adopted using a modified retrospective approach, with elective reliefs, with application of the new guidance for all periods presented. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements” which provides for another transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this Update also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component, similar to the expedient provided for lessees. In July 2018, the FASB also issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” which affects narrow aspects of the guidance issued in ASU No. 2016-02. In December 2018, the FASB issued ASU No. 2018-20 “Leases (Topic 842) – Narrow Scope Improvements for Lessors” which provides specific guidance for lessors on the issues of sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. We are implementing processes and information technology tools to assist in our ongoing lease data analysis and updating our accounting policies and internal controls that would be impacted by the new guidance, to ensure readiness for adoption in the first quarter of fiscal 2020. Based on our current portfolio of leases, the Company expects the impact of these new standards to significantly increase total assets and total liabilities, and lead to increased financial statement disclosures.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2019 and fiscal 2018 are to the fiscal year ending June 27, 2019 and the fiscal year ended June 28, 2018, respectively.

•	References herein to the second quarter of fiscal 2019 and fiscal 2018 are to the quarters ended December 27, 2018 and December 28, 2017, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2019 and fiscal 2018 are to the twenty-six weeks ended December 27, 2018 and December 28, 2017, respectively.

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

The Company’s long-term objective to drive profitable growth, as identified in our strategic plan (the “Strategic Plan”), includes growing Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe and produce categories, providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel and expanding our offerings into alternative distribution channels. We are executing on our Strategic Plan by growing our consumer distribution channel, which now accounts for almost 70% of our total company sales volume. This growth has been driven by an increase in our branded products such as our Orchard Valley Harvest and Fisher snack nut and trail mix products as well as growth from private brand product sales. We have also made distribution gains for Fisher recipe nuts at several new grocery customers. We are also focusing on growing Squirrel Brand and Southern Style Nuts brand awareness through expanded distribution and increased innovation and product offerings.

We face a number of challenges in the future which include, among others, deflation in commodity costs for all major tree nuts except almonds, rising transportation costs, and intensified competition for market share from both private brand and name brand nut products. We also face changing industry trends resulting in retail consolidation and Internet price competition for nut and nut related products, as well as significant risks associated with the increasing use of fixed price arrangements with certain of our customers. We will continue to focus on seeking profitable business opportunities to further utilize our production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). We expect to maintain our recent level of promotional and advertising activity for our Fisher and Orchard Valley Harvest brands. We continue to see significant domestic sales and volume growth in our Orchard Valley Harvest brand and intend to focus on this portion of our branded business as well as our Squirrel Brand and Southern Style Nuts brands. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $253.3 million for the second quarter of fiscal 2019 decreased 2.1% from our net sales of $258.8 million for the second quarter of fiscal 2018. Net sales for the first twenty-six weeks of fiscal 2019 decreased by $16.9 million, or 3.6%, to $457.6 million from net sales of $474.5 million for the first twenty-six weeks of fiscal 2018.

Sales volume, measured as pounds sold to customers, was relatively unchanged for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Sales volume for the first twenty-six weeks of fiscal 2019 decreased 2.7 million pounds, or 1.9%, compared to the first twenty-six weeks of fiscal 2018.

Gross profit increased by $5.2 million, and our gross profit margin, as a percentage of net sales, increased to 16.9% for the second quarter of fiscal 2019 compared to 14.6% for the second quarter of fiscal 2018. Gross profit increased by $3.0 million and our gross profit margin increased to 16.6% from 15.4% for the first twenty-six weeks of fiscal 2019 compared to the first twenty-six weeks of fiscal 2018.

Total operating expenses for the second quarter of fiscal 2019 increased by $2.6 million, or 11.1%, compared to the second quarter of fiscal 2018. As a percentage of net sales, total operating expenses in the second quarter of fiscal 2019 increased to 10.4% from 9.1% for the second quarter of fiscal 2018. For the first half of fiscal 2019, total operating expenses increased by $8.0 million, to 10.7% of net sales compared to 8.7% for the first half of fiscal 2018.

The total value of inventories on hand at the end of the second quarter of fiscal 2019 increased by $3.3 million, or 1.9%, in comparison to the total value of inventories on hand at the end of the second quarter of fiscal 2018.

We have seen acquisition costs for walnuts decline in the 2018 crop year (which falls into our current 2019 fiscal year). We have also seen declining acquisition costs for pecans and cashews. We completed procurement of inshell walnuts during the first half of fiscal 2019. During the third quarter, we will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual final liability will be determined during the third quarter of fiscal 2019 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

Our net sales decreased 2.1% to $253.3 million in the second quarter of fiscal 2019 compared to net sales of $258.8 million for the second quarter of fiscal 2018. The decrease in net sales was primarily due to a shift in sales volume, which is defined as pounds sold to customers, from higher priced tree nuts to lower priced peanuts. Sales volume was relatively unchanged in the quarterly comparison.

For the first twenty-six weeks of fiscal 2019 our net sales were $457.6 million, a decrease of $16.9 million, or 3.6%, compared to the same period of fiscal 2018. The decrease in net sales occurred primarily for the same reasons cited in the quarterly comparison. Sales volume decreased 1.9% in the year to date comparison.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 27, 2018	December 28, 2017	December 27, 2018	December 28, 2017
Peanuts	15.7%	13.0%	17.2%	14.3%
Pecans	20.5	20.5	16.5	17.4
Cashews & Mixed Nuts	22.1	26.0	22.3	25.4
Walnuts	10.5	9.8	10.3	9.2
Almonds	11.8	12.5	12.8	13.8
Trail & Snack Mixes	14.5	12.9	15.6	14.6
Other	4.9	5.3	5.3	5.3

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	December 27, 2018	December 28, 2017	Change	Percent Change
Consumer (1)	$195,679	$181,533	$14,146	7.8%
Commercial Ingredients	31,253	35,578	(4,325)	(12.2)
Contract Packaging	26,385	41,694	(15,309)	(36.7)

Total	$253,317	$258,805	$(5,488)	(2.1)%

(1)

Sales of branded products were approximately 45% of total consumer sales during each of the second quarter of fiscal 2019 and fiscal 2018. Fisher branded products were approximately 79% and 84% of branded sales during the second quarter of fiscal 2019 and fiscal 2018, respectively, with branded produce and Squirrel Brand products accounting for most of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Twenty-six Weeks Ended
Distribution Channel	December 27, 2018	December 28, 2017	Change	Percent Change
Consumer (1)	$335,370	$317,501	$17,869	5.6%
Commercial Ingredients	68,208	71,987	(3,779)	(5.2)
Contract Packaging	54,027	84,981	(30,954)	(36.4)

Total	$457,605	$474,469	$(16,864)	(3.6)%

(1)

Sales of branded products were approximately 43% and 42% of total consumer sales during the first twenty-six weeks of fiscal 2019 and fiscal 2018, respectively. Fisher branded products were approximately 75% and 83% of branded sales during the first twenty-six weeks of fiscal 2019 and fiscal 2018, respectively, with branded produce and Squirrel Brand products accounting for most of the remaining branded product sales.

Net sales in the consumer distribution channel increased by 7.8% in dollars and 12.8% in sales volume in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. The sales volume increase was driven by increased sales of snack nuts and trail mixes with new and existing private brand customers. Accounting for 11.1% of the sales volume increase was the additional sales volume related to Southern Style Nuts snack mix products resulting from the Acquisition which occurred late in our fiscal 2018 second quarter. Beginning in December 2017, Squirrel Brand sales volume is included in the consumer and commercial ingredients distribution channels. Squirrel Brand sales volume for fiscal 2018 was included in the contract packaging distribution channel through November 2017, because Squirrel Brand was a contract packaging customer until the Acquisition. Sales volume for Fisher recipe nuts decreased 10.8% as a result of lost distribution for some items at a major customer due to the introduction of private brand recipe nuts, which commenced in the second quarter of fiscal 2018. This lost distribution was offset in part by distribution gains at several new customers. A 16.5% increase in sales volume of Orchard Valley Harvest produce products was driven by distribution gains at new and existing customers. Sales volume for Fisher snack nuts increased 26.9% mainly from increased promotional and merchandising activity and distribution gains for the Oven Roasted Never Fried product line.

In the first twenty-six weeks of fiscal 2019, net sales in the consumer distribution channel increased by 5.6% in dollars and increased 10.1% in sales volume, compared to the same period of fiscal 2018. The sales volume increase was driven by increased sales of private brand peanuts and trail mixes, Orchard Valley Harvest products and Fisher snack nuts. The reclassification of sales of Southern Style Nuts from the contract packaging distribution channel also contributed 18.7% to the increase in sales volume in the consumer distribution channel. Sales volume for Fisher recipe nuts decreased 12.5% in the year to date comparison for the same reason discussed above.

Net sales in the commercial ingredients distribution channel decreased by 12.2% in dollars and 13.9% in sales volume in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. In the first twenty-six weeks of fiscal 2019, net sales in the commercial ingredients distribution channel decreased by 5.2% in dollars and 10.7% in sales volume compared to the same period of fiscal 2018. The sales volume decrease, for both the quarterly and twenty-six week period, was primarily due to a decline in sales volume of peanut crushing stock sold to peanut oil processors combined with the lack of excess walnut inventory available for export in the current second quarter, while excess walnut inventory was sold for export in the second quarter of fiscal 2018.

Net sales in the contract packaging distribution channel decreased by 36.7% in dollars and 33.6% in sales volume in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. In the first twenty-six weeks of fiscal 2019, net sales in the contract packaging distribution channel decreased by 36.4% in dollars and 30.7% in sales volume compared to the first twenty-six weeks of fiscal 2018.The decline in sales volume mainly came from the loss of some bulk business with an existing contract packaging customer, the discontinuance of a product line and a reduction in unit ounce weights for tree nut items implemented by another existing contract packaging customer. The sales volume decrease was also due to our acquisition of the Squirrel Brand business at the end of November 2017, as discussed above.

References to changes in sales volume include declines in sales volume for peanut crushing stock sold to peanut oil processors in the quarterly and year to date comparisons. Declines for this product had an immaterial impact on the quarterly and year-to-date net sales comparisons due to typically low selling prices. The decline in sales volume for this product in both comparisons resulted from the shutdown of our peanut shelling plant in Bainbridge, Georgia to install new shelling equipment. The shutdown commenced in July and ended in December of the current fiscal year. Excluding changes in peanut crushing stock, total Company sales volume in the quarterly comparison increased 1.1% and was relatively unchanged in the year-to-date comparison; and sales volume in the commercial ingredients channel for the quarterly comparison declined 3.9% and was relatively unchanged in the year to date comparison.

Gross Profit

Gross profit increased by $5.2 million, or 13.6%, to $42.9 million for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Our gross profit margin, as a percentage of net sales, increased to 16.9% for the second quarter of fiscal 2019 compared to 14.6% for the second quarter of fiscal 2018. The increases in gross profit and gross profit margin were mainly due to decreased commodity acquisition costs for pecans, walnuts and peanuts.

Gross profit increased by $3.0 million, or 4.1%, to $75.8 million for the first twenty-six weeks of fiscal 2019 compared to the first twenty-six weeks of fiscal 2018. Our gross profit margin increased to 16.6% for the first twenty-six weeks of fiscal 2019 compared to 15.4% for the first twenty-six weeks of fiscal 2018. The increases in gross profit and gross profit margin in the year to date comparison occurred primarily due to lower acquisition costs for pecans and peanuts.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2019 increased by $2.6 million, or 11.1%, to $26.2 million. Operating expenses for the second quarter of fiscal 2019 increased to 10.4% of net sales from 9.1% of net sales for the second quarter of fiscal 2018.

Selling expenses for the second quarter of fiscal 2019 were $18.2 million, an increase of $2.3 million, or 14.8%, from the second quarter of fiscal 2018. The increase was driven primarily by a $1.1 million increase in incentive and base compensation expense, a $0.8 million increase in freight expense due to rising costs in the transportation industry compared to the same period last year, and a $0.2 million increase in advertising expense to support our new Oven Roasted Never Fried Fisher snack line.

Administrative expenses for the second quarter of fiscal 2019 were $8.1 million compared to $7.8 million for the second quarter of fiscal 2018. A $0.9 million increase in incentive compensation expense and a $0.5 million increase in amortization expense that is associated with the Acquisition were offset by a $0.5 million decrease of Acquisition-related transaction expenses, and a decrease of $0.4 million in personnel expense.

Total operating expenses for the first twenty-six weeks of fiscal 2019 increased by $8.0 million, or 19.5%, to $49.1 million. Operating expenses increased to 10.7% of net sales for the first half of fiscal 2019 compared to 8.7% of net sales for the first half of fiscal 2018.

Selling expenses for the first twenty-six weeks of fiscal 2019 were $32.3 million, an increase of $5.5 million, or 20.4%, from the amount recorded for the first twenty-six weeks of fiscal 2018. The increase was driven primarily by a $2.1 million increase in compensation related expenses, primarily incentive compensation expense, a $1.8 million increase in freight expense due to rising costs in the transportation industry and a $1.0 million increase in advertising expense to support our new Oven Roasted Never Fried Fisher snack line.

Administrative expenses for the first twenty-six weeks of fiscal 2019 were $16.9 million, an increase of $2.5 million, or 17.7%, compared to the same period of fiscal 2018. The increase was driven primarily by a $1.8 million increase in compensation related expenses, primarily incentive compensation expense, and a $1.4 million increase in amortization expense that is associated with the Acquisition, partially offset by a $0.5 million decrease in personnel expense.

Income from Operations

Due to the factors discussed above, income from operations was $16.6 million, or 6.6% of net sales, for the second quarter of fiscal 2019 compared to $14.1 million, or 5.4% of net sales, for the second quarter of fiscal 2018.

Due to the factors discussed above, income from operations was $26.7 million, or 5.8% of net sales, for the first twenty-six weeks of fiscal 2019 compared to $31.7 million, or 6.7% of net sales, for the first twenty-six weeks of fiscal 2018.

Interest Expense

Interest expense was $0.8 million for the second quarter of both fiscal 2019 and fiscal 2018. Interest expense for the first two quarters of fiscal 2019 was $1.7 million compared to $1.6 million for the first two quarters of fiscal 2018. The increase in interest expense for the twenty-six week comparison was due primarily to higher average debt levels and interest rates, which were mainly driven by the Acquisition.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for the second quarter of fiscal 2019 compared to $0.2 million for the second quarter of fiscal 2018. Net rental and miscellaneous expense was $0.6 million for the first twenty-six weeks of fiscal 2019 compared to $0.9 million for the first twenty-six weeks of fiscal 2018.

Other Expense

Other expense consists of pension related expenses other than the service cost component and was $0.5 million for the second quarter of both fiscal 2019 and fiscal 2018. Other expense was $1.0 million for the first twenty-six weeks of both fiscal 2019 and fiscal 2018.

Income Tax Expense

Income tax expense was $3.8 million, or 25.3% of income before income taxes (the “Effective Tax Rate”), for the second quarter of fiscal 2019 compared to $5.0 million, or 39.4% of income before income taxes, for the second quarter of fiscal 2018. For the first twenty-six weeks of fiscal 2019, income tax expense was $5.6 million, or 23.9% of income before income taxes, compared to $10.0 million, or 35.2% of income before income taxes, for the comparable period last year. The decrease in the Effective Tax Rate for the quarterly and twenty-six week comparison was due to a $2.4 million non-cash charge to income tax expense recorded in the second quarter of fiscal 2018 to reduce our deferred tax assets due to the Tax Cuts and Jobs Act of 2017, which lowered the corporate income tax rate to 21%, effective January 1, 2018.

Net Income

Net income was $11.3 million, or $0.99 per common share basic and $0.98 per common share diluted, for the second quarter of fiscal 2019, compared to $7.6 million, or $0.67 per common share basic and diluted, for the second quarter of fiscal 2018.

Net income was $17.9 million, or $1.57 per common share basic and $1.56 per share diluted, for the first twenty-six weeks of fiscal 2019, compared to net income of $18.3 million, or $1.61 per common share basic and $1.60 per share diluted, for the first twenty-six weeks of fiscal 2018.

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

The following table sets forth certain cash flow information for the first half of fiscal 2019 and 2018, respectively (dollars in thousands):

	December 27, 2018	December 28, 2017	$ Change
Operating activities	$48,366	$58,431	$(10,065)
Investing activities	(9,323)	(28,803)	19,480
Financing activities	(37,909)	(28,531)	(9,378)

Net increase in cash	$1,134	$1,097	$37

Operating Activities Net cash provided by operating activities was $48.4 million for the first twenty-six weeks of fiscal 2019 compared to $58.4 million for the comparative period of fiscal 2018. The net decrease in operating cash flow was primarily due to the reduction in accounts payable and accrued expenses which was a use of cash combined with the timing of cash paid for inventory during the first twenty-six weeks of fiscal 2019 compared to first twenty-six weeks of fiscal 2018.

Total inventories were $171.7 million at December 27, 2018, a decrease of $2.7 million, or 1.5%, from the inventory balance at June 28, 2018, and an increase of $3.3 million, or 1.9%, from the inventory balance at December 28, 2017. The decrease in inventory at December 27, 2018 compared to June 28, 2018 was primarily due to a decrease in acquisition costs for pecans and cashews combined with lower quantities of cashews on hand, partially offset by an increase in walnuts on hand. The increase in inventories at December 27, 2018 compared to December 28, 2017 was primarily due to greater quantities of peanuts, pecans and walnuts on hand which was mostly offset by lower acquisition costs for these same commodities.

Raw nut and dried fruit input stocks, some of which are classified as work in process, increased by 26.2 million pounds, or 46.0%, at December 27, 2018 compared to December 28, 2017. The weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2019 decreased 29.6% compared to the end of the second quarter of fiscal 2018 primarily due to lower acquisition costs for most commodities combined with higher quantities of lower priced peanuts on hand compared to the prior year. In anticipation of the shutdown of the U.S. Federal government, we accelerated the purchase of inshell peanuts in the current second quarter to meet our third quarter inventory requirements.

Accounts payable and accrued expenses were $88.9 million at December 27, 2018, an increase of $12.2 million, or 15.9%, from the balance at June 28, 2018, and a decrease of $11.7 million, or 11.6%, from the balance at December 28, 2017. The increase in accounts payable and accrued expenses from June 28, 2018 to December 27, 2018 is due primarily to the receipt of the new walnut crop combined with an increase in accrued incentive compensation. The decrease in accounts payable at December 27, 2018 compared to December 28, 2017 is mainly due to decreased amounts due for commodity purchases due to lower acquisition costs, partially offset by an increase in accrued incentive compensation expenses.

Investing Activities Cash used in investing activities was $9.3 million during the first twenty-six weeks of fiscal 2019 compared to $28.8 million for the same period last year. Cash spent on business acquisitions during the current fiscal year was zero compared to $21.9 million during fiscal 2018 for the cash portion of the Acquisition purchase price. Cash spent for capital expenditures during the first twenty-six weeks of fiscal 2018 was $2.4 million more than the same period last year due primarily to upgrades at our Bainbridge, Georgia peanut shelling facility. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2019 to be approximately $15.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $37.9 million during the first twenty-six weeks of fiscal 2019 compared to $28.5 million for the same period last year. We paid $29.1 million of dividends in the first half of fiscal 2019 compared to $28.4 million during the same period last year. Net repayments under our Credit Facility were $6.7 million during the first half of fiscal 2019 compared to net borrowings of $0.5 million for the first half of fiscal 2018. The decrease in short term borrowings under our Credit Facility was due to less cash used for working capital in the first quarter of fiscal 2019 due primarily to lower nut acquisition costs. Payments on long term debt during the first half of fiscal 2019 increased approximately $1.5 million due to the payments made on the debt incurred for the Acquisition in the second quarter of fiscal 2018.

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

On November 29, 2017, we entered into the Consent and Ninth Amendment to our Credit Agreement (the “Ninth Amendment”) which provided lender consent to incur unsecured debt in connection with our acquisition of the assets of the Squirrel Brand business, and for the acquisition of the Squirrel Brand business to constitute a “Permitted Acquisition” under the terms of the Credit Facility. The Ninth Amendment also modified our collateral reporting requirements.

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

At December 27, 2018, the weighted average interest rate for the Credit Facility was 5.03%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 27, 2018, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At December 27, 2018, we had $89.9 million of available credit under the Credit Facility. If this entire amount were borrowed at December 27, 2018, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum for the remainder of the term. Monthly principal payments on Tranche A in the amount of $0.2 million commenced on June 1, 2008. Monthly principal payments on Tranche B in the amount of $0.1 million commenced on June 1, 2008.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 27, 2018, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 27, 2018, $10.3 million of the debt obligation was outstanding.

Squirrel Brand Seller-Financed Note

In November 2017 we completed the Acquisition. The Acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11.5 million (“Promissory Note”). The principal owner and seller of the Squirrel Brand business was subsequently appointed as an executive officer of the Company and is considered a related party. The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $0.3 million, plus interest, beginning in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We can pre-pay the Promissory Note at any time during the three-year period without penalty. At December 27, 2018, the principal amount of $7.3 million of the Promissory Note was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 28, 2018.

Recent Accounting Pronouncements

Refer to Note 13 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, contained in Part I, Item 1 of this form 10-Q, for a discussion of recently issued and adopted accounting pronouncements

FORWARD LOOKING STATEMENTS

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 27, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 27, 2018, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 27, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 10 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2018. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 28, 2018 during the second quarter of fiscal 2019.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2018.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index below.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

*10.1	1998 Equity Incentive Plan (incorporated by reference from Exhibit 10 to the Form 10-Q for the quarter ended September 24, 1998)

*10.2	First Amendment to the 1998 Equity Incentive Plan (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 28, 2000)

*10.3	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.4	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

*10.5	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.6	2008 Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.24 to the Form 10-K for the fiscal year ended June 28, 2012)

*10.7	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.8	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

Exhibit No.	Description

*10.9	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.10	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2016, 2017, 2018 and 2019 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

*10.11	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2016, 2017, 2018 and 2019 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.12	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2016 awards cycle) (incorporated by reference from Exhibit 10.40 to the Form 10-Q for the quarter ended December 24, 2015)

*10.13	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2017 awards cycle) (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 29, 2016)

*10.14	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2018 and 2019 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December 28, 2017)

*10.15	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.16	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 8, 2008)

Exhibit No.	Description

10.17	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the Lenders (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 8, 2008)

10.18	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”) (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on February 8, 2008)

10.19	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent and Burdale Financial Limited, as a lender (incorporated by reference from Exhibit 10.19 to the Form 10-K filed on August 23, 2017)

10.20	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 18, 2011)

10.21	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 10.34 to the Form 10-Q for the quarter ended September 29, 2011)

10.22	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on February 4, 2013)

10.23	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 17, 2013)

Exhibit No.	Description

10.24	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 3, 2014)

10.25	Seventh Amendment to Credit Agreement, dated as of July 7, 2016, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on July 7, 2016)

10.26	Eighth Amendment to Credit Agreement, dated as of July 7, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on July 11, 2017)

10.27	Consent and Ninth Amendment to Credit Agreement dated as of November 29, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on November 30, 2017)

10.28	First Amendment to Security Agreement, dated as of September 30, 2014, by the Company in favor of Wells Fargo Capital Finance, LLC (f/k/a WFF), as administrative agent for the lenders. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 3, 2014)

*10.29	Employment agreement, dated as of November 30, 2017, by and between the Company and J. Brent Meyer (incorporated by reference from Exhibit 10.36 to the Form 10-Q for the quarter ended December 28, 2017)

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

Exhibit No.	Description

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 30, 2019.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary