Form 10-Q
period 2019-03-28
SANFILIPPO JOHN B & SON INC
filed 2019-05-01
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

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

As of April 24, 2019, 8,791,506 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 28, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 28, 2019	March 29, 2018	March 28, 2019	March 29, 2018
Net sales	$201,834	$202,786	$659,439	$677,255
Cost of sales	163,019	169,679	544,787	571,296

Gross profit	38,815	33,107	114,652	105,959

Operating expenses:
Selling expenses	13,810	11,626	46,070	38,415
Administrative expenses	9,597	7,457	26,482	21,803

Total operating expenses	23,407	19,083	72,552	60,218

Income from operations	15,408	14,024	42,100	45,741

Other expense:
Interest expense including $278, $340, $880 and $779 to related parties	788	1,004	2,465	2,590
Rental and miscellaneous expense, net	324	329	891	1,192
Other expense	487	492	1,460	1,477

Total other expense, net	1,599	1,825	4,816	5,259

Income before income taxes	13,809	12,199	37,284	40,482
Income tax expense	3,478	3,647	9,083	13,610

Net income	$10,331	$8,552	$28,201	$26,872
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	263	279	789	839
Income tax expense related to pension adjustments	(66)	(69)	(198)	(288)

Other comprehensive income, net of tax	197	210	591	551

Comprehensive income	$10,528	$8,762	$28,792	$27,423

Net income per common share-basic	$0.90	$0.75	$2.47	$2.36

Net income per common share-diluted	$0.90	$0.75	$2.45	$2.35

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 28, 2019	June 28, 2018	March 29, 2018
ASSETS
CURRENT ASSETS:
Cash	$1,090	$1,449	$1,013
Accounts receivable, less allowance for doubtful accounts of $324, $270 and $286	57,768	65,426	65,129
Inventories	178,909	174,362	184,770
Prepaid expenses and other current assets	6,168	6,645	7,560

TOTAL CURRENT ASSETS	243,935	247,882	258,472

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	109,328	108,540	108,148
Machinery and equipment	207,769	198,321	198,990
Furniture and leasehold improvements	5,058	5,015	4,970
Vehicles	643	526	535
Construction in progress	3,488	2,618	1,757

	335,571	324,305	323,685
Less: Accumulated depreciation	225,626	217,689	217,135

	109,945	106,616	106,550
Rental investment property, less accumulated depreciation of $11,022, $10,431 and $10,233	17,956	18,462	18,660

TOTAL PROPERTY, PLANT AND EQUIPMENT	127,901	125,078	125,210

Cash surrender value of officers’ life insurance and other assets	8,412	10,565	8,846
Deferred income taxes	4,553	5,024	5,579
Goodwill	9,650	9,650	9,650
Intangible assets, net	15,298	17,654	18,499

TOTAL ASSETS	$409,749	$415,853	$426,256

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 28, 2019	June 28, 2018	March 29, 2018
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$35,099	$31,278	$56,579
Current maturities of long-term debt, including related party debt of $4,369, $4,341 and $4,332 and net of unamortized debt issuance costs of $37, $45 and $47	7,297	7,169	7,128
Accounts payable	45,158	60,340	48,075
Bank overdraft	1,722	2,062	3,520
Accrued payroll and related benefits	14,744	6,415	7,530
Other accrued expenses	10,348	9,929	9,552

TOTAL CURRENT LIABILITIES	114,368	117,193	132,384

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $12,227, $15,507 and $16,596 and net of unamortized debt issuance costs of $52, $79 and $89	21,867	27,356	29,164
Retirement plan	21,926	21,288	21,597
Other	7,170	7,014	7,025

TOTAL LONG-TERM LIABILITIES	50,963	55,658	57,786

TOTAL LIABILITIES	165,331	172,851	190,170

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,909,406, 8,865,475 and 8,865,475 shares issued	89	89	89
Capital in excess of par value	121,650	119,952	119,336
Retained earnings	126,447	127,320	121,692
Accumulated other comprehensive loss	(2,590)	(3,181)	(3,853)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	244,418	243,002	236,086

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$409,749	$415,853	$426,256

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 28, 2018	2,597,426	$26	8,865,475	$89	$119,952	$127,320	$(3,181)	$(1,204)	$243,002
Net income						6,606			6,606
Cash dividends ($2.55 per share)						(29,074)			(29,074)
Pension liability amortization, net of income tax expense of $66							197		197
Stock-based compensation expense					616				616
Balance, September 27, 2018	2,597,426	$26	8,865,475	$89	$120,568	$104,852	$(2,984)	$(1,204)	$221,347
Net income						11,264			11,264
Pension liability amortization, net of income tax expense of $66							197		197
Equity award exercises, net of shares withheld for employee taxes			33,352	—	(335)				(335)
Stock-based compensation expense					900				900

Balance, December 27, 2018	2,597,426	$26	8,898,827	$89	$121,133	$116,116	$(2,787)	$(1,204)	$233,373
Net income						10,331			10,331
Pension liability amortization, net of income tax expense of $66							197		197
Equity award exercises, net of shares withheld for employee taxes			10,579	—	(4)				(4)
Stock-based compensation expense					521				521
Balance, March 28, 2019	2,597,426	$26	8,909,406	$89	$121,650	$126,447	$(2,590)	$(1,204)	$244,418

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 29, 2017	2,597,426	$26	8,801,641	$88	$117,772	$123,190	$(4,404)	$(1,204)	$235,468
Net income						10,711			10,711
Cash dividends ($2.50 per share)						(28,370)			(28,370)
Pension liability amortization, net of income tax expense of $108							171		171
Equity award exercises			16,242	—	16				16
Stock-based compensation expense					538				538
Balance, September 28, 2017	2,597,426	$26	8,817,883	$88	$118,326	$105,531	$(4,233)	$(1,204)	$218,534
Net income						7,609			7,609
Pension liability amortization, net of income tax expense of $111							170		170
Equity award exercises, net of shares withheld for employee taxes			41,214	1	(632)				(631)
Stock-based compensation expense					891				891
Balance, December 28, 2017	2,597,426	$26	8,859,097	$89	$118,585	$113,140	$(4,063)	$(1,204)	$226,573
Net income						8,552			8,552
Pension liability amortization, net of income tax expense of $69							210		210
Equity award exercises, net of shares withheld for employee taxes			6,378	—	—				—
Stock-based compensation expense					751				751

Balance, March 29, 2018	2,597,426	$26	8,865,475	$89	$119,336	$121,692	$(3,853)	$(1,204)	$236,086

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Thirty-Nine Weeks Ended
	March 28, 2019	March 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,201	$26,872
Depreciation and amortization	12,747	11,231
(Gain) loss on disposition of assets, net	(130)	414
Deferred income tax expense	471	3,516
Stock-based compensation expense	2,037	2,180
Change in assets and liabilities, net of business acquired:
Accounts receivable, net	7,763	2,048
Inventories	(4,547)	(393)
Prepaid expenses and other current assets	(884)	(2,518)
Accounts payable	(15,080)	(2,619)
Accrued expenses	8,270	(7,860)
Income taxes payable	1,839	(2,130)
Other long-term assets and liabilities	835	999
Other, net	1,295	1,325

Net cash provided by operating activities	42,817	33,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,080)	(9,060)
Acquisition of Squirrel Brand L.P.	—	(21,727)
Other	232	(66)

Net cash used in investing activities	(11,848)	(30,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	3,821	27,123
Principal payments on long-term debt	(5,396)	(3,880)
(Decrease) increase in bank overdraft	(340)	2,588
Dividends paid	(29,074)	(28,370)
Issuance of Common Stock under equity award plans	—	16
Taxes paid related to net share settlement of equity awards	(339)	(631)

Net cash used in financing activities	(31,328)	(3,154)

NET DECREASE IN CASH	(359)	(942)
Cash, beginning of period	1,449	1,955

Cash, end of period	$1,090	$1,013

Supplemental disclosure of non-cash investing activities:
Acquisition of Squirrel Brand L.P. through note payable	$—	$11,500

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2019 and fiscal 2018 are to the fiscal year ending June 27, 2019 and the fiscal year ended June 28, 2018, respectively.

•	References herein to the third quarter of fiscal 2019 and fiscal 2018 are to the quarters ended March 28, 2019 and March 29, 2018, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2019 and fiscal 2018 are to the thirty-nine weeks ended March 28, 2019 and March 29, 2018, respectively.

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

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. Contract asset balances at March 28, 2019, June 28, 2018 and March 29, 2018 were $358, $336, and $165, respectively, and are recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Contract Costs

The Company does not incur significant fulfillment costs requiring capitalization.

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Distribution Channel	March 28, 2019	March 29, 2018	March 28, 2019	March 29, 2018
Consumer	$142,011	$134,994	$477,381	$452,495
Commercial Ingredients	32,219	38,943	100,427	110,930
Contract Packaging	27,604	28,849	81,631	113,830

Total	$201,834	$202,786	$659,439	$677,255

Impact of Adoption

The Company adopted Topic 606 using the full retrospective basis on June 29, 2018. The prior period comparative information has been recast to reflect the requirements of Topic 606. The impact of Topic 606 on the Consolidated Statement of Comprehensive Income for the quarter and thirty-nine weeks ended March 29, 2018 were as follows:

	Quarter-Ended March 29, 2018 as previously reported	Impact of Adoption	As Adjusted
Net sales	$203,181	$(395)	$202,786
Gross profit	33,186	(79)	33,107
Income from operations	14,103	(79)	14,024
Net income	$8,631	$(79)	$8,552
Earnings per share-basic	$0.76	$(0.01)	$0.75
Earnings per share-diluted	$0.75	$—	$0.75

	Thirty-Nine Weeks ended March 29, 2018 as previously reported	Impact of Adoption	As Adjusted
Net sales	$677,090	$165	$677,255
Gross profit	105,906	53	105,959
Income from operations	45,688	53	45,741
Net income	$26,819	$53	$26,872
Earnings per share-basic	$2.36	$—	$2.36
Earnings per share-diluted	$2.34	$0.01	$2.35

The impact of Topic 606 on the comparative Consolidated Balance Sheet and Consolidated Statement of Cash Flows was not material.

Note 3 – Inventories

Inventories consist of the following:

	March 28, 2019	June 28, 2018	March 29, 2018
Raw material and supplies	$84,270	$73,209	$103,332
Work-in-process and finished goods	94,639	101,153	81,438

Total	$178,909	$174,362	$184,770

Note 4 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	March 28, 2019	June 28, 2018	March 29, 2018
Customer relationships	$21,100	$21,100	$21,100
Brand names	16,990	16,990	16,990
Non-compete agreement	270	270	270

	38,360	38,360	38,360
Less accumulated amortization:
Customer relationships	(13,980)	(12,182)	(11,523)
Brand names	(9,010)	(8,492)	(8,320)
Non-compete agreement	(72)	(32)	(18)

	(23,062)	(20,706)	(19,861)

Net intangible assets	$15,298	$17,654	$18,499

Customer relationships are being amortized on an accelerated basis. The brand names consist of the Squirrel Brand and Southern Style Nuts brand names.

Total amortization expense related to intangible assets, which is recorded within Administrative expense, was $672 and $2,356 for the quarter and thirty-nine weeks ended March 28, 2019, respectively. Amortization expense for the remainder of fiscal 2019, based on our purchase price allocation, is expected to be approximately $672 and expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 25, 2020	$2,501
June 24, 2021	2,165
June 30, 2022	1,896
June 29, 2023	1,657
June 27, 2024	1,414

Our goodwill of $9,650 relates entirely to the Squirrel Brand acquisition (the “Acquisition”) completed in the second quarter of fiscal 2018. There was no change in the carrying amount of goodwill during the thirty-nine weeks ended March 28, 2019.

Note 5 – Credit Facility

On February 7, 2008, we entered into a Credit Agreement with a bank group providing a $117,500 revolving loan commitment and letter of credit subfacility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than real property and fixtures.

At March 28, 2019, we had $79,351 of available credit under the Credit Facility which reflects borrowings of $35,099 and reduced availability as a result of $3,050 in outstanding letters of credit. As of March 28, 2019, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility.

Note 6 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 28, 2019	March 29, 2018	March 28, 2019	March 29, 2018
Weighted average number of shares outstanding – basic	11,444,560	11,399,492	11,425,378	11,375,437
Effect of dilutive securities:
Stock options and restricted stock units	64,333	54,056	68,040	65,234

Weighted average number of shares outstanding – diluted	11,508,893	11,453,548	11,493,418	11,440,671

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any of the above periods presented.

Note 7 – Stock-Based Compensation Plans

The following is a summary of restricted stock unit (“RSU”) activity for the first thirty-nine weeks of fiscal 2019:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 28, 2018	189,068	$46.35
Activity:
Granted	56,700	57.22
Vested (a)	(49,179)	55.79
Forfeited	(6,925)	57.34

Outstanding at March 28, 2019	189,664	$46.75

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

At March 28, 2019, there are 55,628 RSUs outstanding that are vested but deferred.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 28, 2019	March 29, 2018	March 28, 2019	March 29, 2018
Stock-based compensation expense	$521	$751	$2,037	$2,180

As of March 28, 2019, there was $4,318 of total unrecognized compensation expense related to non-vested RSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.7 years.

Stock option activity was insignificant during the first thirty-nine weeks of fiscal 2019.

Note 8 – Retirement Plan

The Supplemental Employee Retirement Plan is an unfunded, non-qualified deferred compensation plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 28, 2019	March 29, 2018	March 28, 2019	March 29, 2018
Service cost	$152	$152	$457	$456
Interest cost	224	213	671	638
Amortization of prior service cost	239	239	718	718
Amortization of loss	24	40	71	121

Net periodic benefit cost	$639	$644	$1,917	$1,933

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.

Note 9 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the thirty-nine weeks ended March 28, 2019 and March 29, 2018. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Thirty-Nine Weeks Ended
	March 28, 2019	March 29, 2018
Balance at beginning of period	$(3,181)	$(4,404)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	789	839
Tax effect	(198)	(288)

Net current-period other comprehensive income	591	551

Balance at end of period	$(2,590)	$(3,853)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter and thirty-nine weeks ended March 28, 2019 and March 29, 2018 were as follows:

					Affected line item in the Consolidated Statements of Comprehensive Income
Reclassifications from AOCL to earnings (b)	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 28, 2019	March 29, 2018	March 28, 2019	March 29, 2018
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	$(239)	$(718)	$(718)	Other expense
Unrecognized net loss	(24)	(40)	(71)	(121)	Other expense

Total before tax	(263)	(279)	(789)	(839)
Tax effect	66	69	198	288	Income tax expense

Amortization of defined pension items, net of tax	$(197)	$(210)	$(591)	$(551)

(b)	Amounts in parenthesis indicate debits to expense. See Note 8 – “Retirement Plan” above for additional details.

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	March 28, 2019	June 28, 2018	March 29, 2018
Carrying value of long-term debt:	$29,253	$34,649	$36,428
Fair value of long-term debt:	28,872	33,482	35,409

The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 12 – Related Party Transaction

In connection with the Acquisition in the second quarter of fiscal 2018, we incurred $11,500 of unsecured debt to the principal owner and seller of the Squirrel Brand business, who was subsequently appointed as an executive officer of the Company and is considered a related party. The interest rate on the Promissory Note is 5.5% per annum and the outstanding balance at March 28, 2019 was $6,389. Interest paid on the Promissory Note for the quarter and thirty-nine weeks ended March 28, 2019 was $96 and $329, respectively.

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

In August 2018, the Securities and Exchange Commission issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting is the inclusion of the annual disclosure of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We adopted the provisions of this new rule beginning with our fiscal 2019 financial reporting. We now include our Consolidated Statements of Stockholders’ Equity with each quarterly filing on Form 10-Q and have removed the dividends per share disclosure from the Consolidated Statements of Comprehensive Income.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”. The primary goal of this Update is to require the lessee to recognize all lease commitments, both operating and finance, by initially recording a lease asset and liability on the balance sheet at the lease commencement date. Additionally, enhanced qualitative and quantitative disclosures will be required. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. This new guidance will be effective for the Company beginning in fiscal year 2020 and we do not expect to early adopt. Under ASU No. 2016-02 the guidance was to be adopted using a modified retrospective approach, with elective reliefs, with application of the new guidance for all periods presented. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements” which provides for another transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this Update also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component, similar to the expedient provided for lessees. In July 2018, the FASB also issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” which affects narrow aspects of the guidance issued in ASU No. 2016-02. In December 2018, the FASB issued ASU No. 2018-20 “Leases (Topic 842) – Narrow Scope Improvements for Lessors” which provides specific guidance for lessors on the issues of sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU No. 2019-01 “Leases (Topic 842) – Codification Improvements” which clarifies transition disclosure requirements for annual and interim periods after the date of adoption of ASU No. 2016-02. We are implementing processes and information technology tools to assist in our ongoing lease data analysis and updating our accounting policies and internal controls that would be impacted by the new guidance, to ensure readiness for adoption in the first quarter of fiscal 2020. Based on our current portfolio of leases, the Company expects the impact of these new standards to significantly increase total assets and total liabilities, and lead to increased financial statement disclosures.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2019 and fiscal 2018 are to the fiscal year ending June 27, 2019 and the fiscal year ended June 28, 2018, respectively.

•	References herein to the third quarter of fiscal 2019 and fiscal 2018 are to the quarters ended March 28, 2019 and March 29, 2018, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2019 and fiscal 2018 are to the thirty-nine weeks ended March 28, 2019 and March 29, 2018, respectively

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

The Company’s long-term objective to drive profitable growth, as identified in our strategic plan (the “Strategic Plan”), includes growing Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe and produce categories, providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel and expanding our offerings into alternative distribution channels. We are executing on our Strategic Plan by growing our consumer distribution channel, which now accounts for almost 70% of our total annual company sales volume. This growth has been driven by an increase in sales of our branded products such as our Orchard Valley Harvest and Fisher snack nut and trail mix products to a variety of retailers as well as growth from private brand product sales. We have also made distribution gains for Fisher recipe nuts at several new grocery customers during the 2019 fiscal year. We are also focusing on growing Squirrel Brand and Southern Style Nuts brand awareness through expanded distribution and increased innovation and product offerings.

We face a number of challenges in the future which include, among others, deflation in commodity costs for all major tree nuts except almonds and intensified competition for market share from both private brand and name brand nut products. We also face changing industry trends resulting in retail consolidation and Internet price competition for nut and nut related products. We expect to maintain our recent level of promotional and advertising activity for our Fisher and Orchard Valley Harvest brands. We continue to see significant domestic sales and volume growth in our Orchard Valley Harvest brand and intend to focus on this portion of our branded business as well as our Squirrel Brand and Southern Style Nuts brands. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $201.8 million for the third quarter of fiscal 2019 decreased 0.5% from our net sales of $202.8 million for the third quarter of fiscal 2018. Net sales for the first thirty-nine weeks of fiscal 2019 decreased by $17.8 million, or 2.6%, to $659.4 million compared to the first thirty-nine weeks of fiscal 2018.

Sales volume, measured as pounds sold to customers, increased 1.9 million pounds, or 3.0%, in the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018. Sales volume for the first thirty-nine weeks of fiscal 2019 was relatively unchanged compared to the first thirty-nine weeks of fiscal 2018.

Gross profit increased by $5.7 million, and our gross profit margin, as a percentage of net sales, increased to 19.2% for the third quarter of fiscal 2019 compared to 16.3% for the third quarter of fiscal 2018. Gross profit increased by $8.7 million and our gross profit margin increased to 17.4% from 15.6% for the first thirty-nine weeks of fiscal 2019 compared to the first thirty-nine weeks of fiscal 2018.

Total operating expenses for the third quarter of fiscal 2019 increased by $4.3 million, or 22.7%, compared to the third quarter of fiscal 2018. As a percentage of net sales, total operating expenses in the third quarter of fiscal 2019 increased to 11.6% from 9.4% for the third quarter of fiscal 2018. For the first thirty-nine weeks of fiscal 2019, total operating expenses increased by $12.3 million, to 11.0% of net sales compared to 8.9% for the first thirty-nine of fiscal 2018.

The total value of inventories on hand at the end of the third quarter of fiscal 2019 decreased by $5.9 million, or 3.2%, in comparison to the total value of inventories on hand at the end of the third quarter of fiscal 2018.

We have seen acquisition costs for walnuts decline in the 2018 crop year (which falls into our current 2019 fiscal year). We have also seen declining acquisition costs for pecans and cashews. We have completed procurement of inshell walnuts during the first half of fiscal 2019, and the final total payments due to our walnut growers were determined in the current quarter. The final prices paid, and remaining to be paid to the walnut growers, were based upon current market prices and other factors, such as crop size and export demand. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2019. Remaining amounts to be paid to walnut growers as of March 28, 2019 are final and are not subject to revision. We increased our walnut grower liability by an immaterial amount during the third quarter of fiscal 2019, as the final payments to walnut growers were slightly more than the amounts estimated at the end of last quarter. This increase is insignificant compared to our total inshell walnut procurement costs for the year, and the adjustment to cost of sales was immaterial to our results of operations.

RESULTS OF OPERATIONS

Net Sales

Our net sales decreased 0.5% to $201.8 million in the third quarter of fiscal 2019 compared to net sales of $202.8 million for the third quarter of fiscal 2018. Sales volume, which is defined as pounds sold to customers, increased approximately 3.0% in the quarterly comparison. The decline in net sales was primarily due to a lower weighted average selling price per pound as a result of a shift in sales volume from higher priced tree nuts to lower priced peanuts. The decline in net sales from lower selling prices due to commodity deflation for certain tree nuts was largely offset by the increase in sales volume, which came primarily from increased sales of private brand peanuts and trail mixes in the consumer distribution channel.

For the first thirty-nine weeks of fiscal 2019 our net sales were $659.4 million, a decrease of $17.8 million, or 2.6%, compared to the same period of fiscal 2018. The decrease in net sales occurred primarily for the same reasons cited in the quarterly comparison. Sales volume was relatively unchanged in the year to date comparison.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Product Type	March 28, 2019	March 29, 2018	March 28, 2019	March 29, 2018
Peanuts	19.6%	17.3%	17.9%	15.2%
Pecans	8.5	10.1	14.1	15.2
Cashews & Mixed Nuts	23.9	24.0	22.8	25.0
Walnuts	7.8	9.0	9.6	9.1
Almonds	15.8	17.5	13.7	14.9
Trail & Snack Mixes	18.4	16.1	16.5	15.0
Other	6.0	6.0	5.4	5.6

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	March 28, 2019	March 29, 2018	Change	Percent Change
Consumer (1)	$142,011	$134,994	$7,017	5.2%
Commercial Ingredients	32,219	38,943	(6,724)	(17.3)
Contract Packaging	27,604	28,849	(1,245)	(4.3)

Total	$201,834	$202,786	$(952)	(0.5)%

(1)

Sales of branded products were approximately 31% and 34% of total consumer sales during the third quarter of fiscal 2019 and fiscal 2018, respectively. Fisher branded products were approximately 63% and 65% of branded sales during the third quarter of fiscal 2019 and fiscal 2018, respectively, with branded produce and Squirrel Brand products accounting for most of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Thirty-Nine Weeks Ended
Distribution Channel	March 28, 2019	March 29, 2018	Change	Percent Change
Consumer (1)	$477,381	$452,495	$24,886	5.5%
Commercial Ingredients	100,427	110,930	(10,503)	(9.5)
Contract Packaging	81,631	113,830	(32,199)	(28.3)

Total	$659,439	$677,255	$(17,816)	(2.6)%

(1)

Sales of branded products were approximately 39% and 40% of total consumer sales during the first thirty-nine weeks of fiscal 2019 and fiscal 2018, respectively. Fisher branded products were approximately 72% and 78% of branded sales during the first thirty-nine weeks of fiscal 2019 and fiscal 2018, respectively, with branded produce and Squirrel Brand products accounting for most of the remaining branded product sales.

Net sales in the consumer distribution channel increased by 5.2% in dollars and 8.2% in sales volume in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. The sales volume increase was driven by increased sales of snack nuts and trail mixes with new and existing private brand customers. Sales volume for Fisher snack nuts decreased 17.1% due to lower promotional activity for inshell peanuts, which was offset in part by distribution gains for the Oven Roasted Never Fried product line. An 8.5% increase in sales volume of Orchard Valley Harvest produce products was driven by distribution gains for the salad toppers product line and distribution gains with new customers. Sales volume for Fisher recipe nuts decreased 12.2% mainly from competitive pricing pressure from private label products at an existing customer and the Easter holiday occurring later in fiscal 2019 compared to fiscal 2018. A 19.6% decrease in sales volume for Southern Style Nuts was due to a temporary reduction in sales to an existing customer in Mexico.

In the first thirty-nine weeks of fiscal 2019, net sales in the consumer distribution channel increased by 5.5% in dollars and 9.5% in sales volume, compared to the same period of fiscal 2018. The sales volume increase was driven by increased sales of private brand peanuts and trail mixes and Orchard Valley Harvest products. Accounting for 11.4% of the sales volume increase was the additional sales volume related to Southern Style Nuts snack mix products resulting from the Acquisition which occurred late in our Fiscal 2018 second quarter. Beginning in December 2017, Squirrel Brand sales volume is included in the consumer and commercial ingredients distribution channels. Squirrel Brand sales volume for fiscal 2018 was included in the contract packaging distribution channel through November 2017, because Squirrel Brand was a contract packaging customer until the Acquisition.

Net sales in the commercial ingredients distribution channel decreased by 17.3% in dollars and 6.5% in sales volume in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. In the first thirty-nine weeks of fiscal 2019, net sales in the commercial ingredients distribution channel decreased by 9.5% in dollars and 9.3% in sales volume compared to the same period of fiscal 2018. The sales volume decrease, for both the quarterly and thirty-nine week period, was primarily due to lower sales of bulk products to other food manufacturers.

Net sales in the contract packaging distribution channel decreased by 4.3% in dollars and 6.3% in sales volume in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. The decline in sales volume mainly came from the discontinuance of a product line and a reduction in unit ounce weights for tree nut items implemented by an existing contract packaging customer. In the first thirty-nine weeks of fiscal 2019, net sales in the contract packaging distribution channel decreased by 28.3% in dollars and 24.4% in sales volume compared to the first thirty-nine weeks of fiscal 2018. The decline in sales volume occurred for the same reasons cited in the quarterly comparison, as well as the loss of some bulk business with an existing contract packaging customer. The sales volume decrease was also due to our acquisition of the Squirrel Brand business at the end of November 2017, as discussed above.

Gross Profit

Gross profit increased by $5.7 million, or 17.2%, to $38.8 million for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Our gross profit margin, as a percentage of net sales, increased to 19.2% for the third quarter of fiscal 2019 compared to 16.3% for the third quarter of fiscal 2018. The increases in gross profit and gross profit margin were mainly due to lower commodity acquisition costs for walnuts, peanuts, cashews and pecans. The 3.0% increase in sales volume also contributed to the increase in gross profit.

Gross profit increased by $8.7 million, or 8.2%, to $114.7 million for the first thirty-nine weeks of fiscal 2019 compared to the first thirty-nine weeks of fiscal 2018. Our gross profit margin increased to 17.4% for the first thirty-nine weeks of fiscal 2019 compared to 15.6% for the first thirty-nine weeks of fiscal 2018. The increases in gross profit and gross profit margin in the year to date comparison were mainly due to lower commodity acquisition costs for peanuts, walnuts, pecans and cashews.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2019 increased by $4.3 million, or 22.7%, to $23.4 million. Operating expenses for the third quarter of fiscal 2019 increased to 11.6% of net sales from 9.4% of net sales for the third quarter of fiscal 2018.

Selling expenses for the third quarter of fiscal 2019 were $13.8 million, an increase of $2.2 million, or 18.8%, from the third quarter of fiscal 2018. The increase was driven primarily by a $1.2 million increase in incentive and regular compensation expense, a $0.4 million increase in advertising expense to support our new Oven Roasted Never Fried Fisher snack line and a $0.3 increase in freight expense due to increased sales volume in the consumer distribution channel.

Administrative expenses for the third quarter of fiscal 2019 were $9.6 million compared to $7.5 million for the third quarter of fiscal 2018. A $1.1 million increase in incentive compensation expense, a $0.8 million increase in legal expense and a $0.6 million increase in consulting fees were partially offset by a $0.2 million decrease in amortization expense.

Total operating expenses for the first thirty-nine weeks of fiscal 2019 increased by $12.3 million, or 20.5%, to $72.6 million. Operating expenses increased to 11.0% of net sales for the first three quarters of fiscal 2019 compared to 8.9% of net sales for the three quarters of fiscal 2018.

Selling expenses for the first thirty-nine weeks of fiscal 2019 were $46.1 million, an increase of $7.7 million, or 19.9%, from the amount recorded for the first thirty-nine weeks of fiscal 2018. The increase was driven by a $3.3 million increase in compensation related expenses, primarily incentive compensation expense, a $2.1 million increase in freight expense due to an increase in delivered sales pounds coupled with rising costs in the transportation industry in the first two quarters of fiscal 2019 and a $1.5 million increase in advertising expense to support our new Oven Roasted Never Fried Fisher snack line.

Administrative expenses for the first thirty-nine weeks of fiscal 2019 were $26.5 million, an increase of $4.7 million, or 21.5%, compared to the same period of fiscal 2018. The increase was driven by a $3.1 million increase in compensation related expenses, primarily incentive compensation expense, a $1.2 million increase in amortization expense that is associated with the Acquisition, a $0.8 million increase in consulting expense and a $0.6 million increase in legal expense. Partially offsetting these increases was a $0.6 million decrease in personnel expense and a $0.5 million decrease in the loss on asset disposals.

Income from Operations

Due to the factors discussed above, income from operations was $15.4 million, or 7.6% of net sales, for the third quarter of fiscal 2019 compared to $14.0 million, or 6.9% of net sales, for the third quarter of fiscal 2018.

Due to the factors discussed above, income from operations was $42.1 million, or 6.4% of net sales, for the first thirty-nine weeks of fiscal 2019 compared to $45.7 million, or 6.8% of net sales, for the first thirty-nine weeks of fiscal 2018.

Interest Expense

Interest expense was $0.8 million for the third quarter of fiscal 2019 compared to $1.0 million in the third quarter of fiscal 2018. Interest expense for the first three quarters of fiscal 2019 was $2.5 million compared to $2.6 million for the first three quarters of fiscal 2018. The decrease in interest expense for both the quarterly and thirty-nine week comparison was a result of lower average debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for the third quarter of both fiscal 2019 and fiscal 2018. Net rental and miscellaneous expense was $0.9 million for the first thirty-nine weeks of fiscal 2019 compared to $1.2 million for the first thirty-nine weeks of fiscal 2018.

Other Expense

Other expense consists of pension related expenses other than the service cost component and was $0.5 million for the third quarter of both fiscal 2019 and fiscal 2018. Other expense was $1.5 million for the first thirty-nine weeks of both fiscal 2019 and 2018.

Income Tax Expense

Income tax expense was $3.5 million, or 25.2% of income before income taxes (the “Effective Tax Rate”), for the third quarter of fiscal 2019 compared to $3.6 million, or 29.9% of income before income taxes, for the third quarter of fiscal 2018. For the first thirty-nine weeks of fiscal 2019, income tax expense was $9.1 million, or 24.4% of income before income taxes, compared to $13.6 million, or 33.6% of income before income taxes, for the comparable period last year. The decrease in the Effective Tax Rate for the thirty-nine week comparison was due to a $2.4 million non-cash charge to income tax expense recorded in the second quarter of fiscal 2018 to reduce our deferred tax assets due to the Tax Cuts and Jobs Act of 2017, which lowered the corporate income tax rate to 21%, effective January 1, 2018.

Net Income

Net income was $10.3 million, or $0.90 per common share basic and diluted, for the third quarter of fiscal 2019, compared to $8.6 million, or $0.75 per common share basic and diluted, for the third quarter of fiscal 2018.

Net income was $28.2 million, or $2.47 per common share basic and $2.45 per common share diluted, for the first thirty-nine weeks of fiscal 2019, compared to net income of $26.9 million, or $2.36 per common share basic and $2.35 per common share diluted, for the first thirty-nine weeks of fiscal 2018.

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

The following table sets forth certain cash flow information for the first three quarters of fiscal 2019 and 2018, respectively (dollars in thousands):

	For the Thirty-Nine Weeks Ended
	March 28, 2019	March 29, 2018	$ Change
Operating activities	$42,817	$33,065	$9,752
Investing activities	(11,848)	(30,853)	19,005
Financing activities	(31,328)	(3,154)	(28,174)

Net decrease in cash	$(359)	$(942)	$583

Operating Activities Net cash provided by operating activities was $42.8 million for the first thirty-nine weeks of fiscal 2019 compared to $33.1 million for the comparative period of fiscal 2018. The net increase in operating cash flow was due primarily to a reduced use of working capital for inventory compared to first thirty-nine weeks of fiscal 2018.

Total inventories were $178.9 million at March 28, 2019, an increase of $4.5 million, or 2.6%, from the inventory balance at June 28, 2018, and a decrease of $5.9 million, or 3.2%, from the inventory balance at March 29, 2018. The decrease in inventories at March 28, 2019 compared to March 29, 2018 was primarily due to lower acquisition costs for pecans, cashews and walnuts.

Raw nut and dried fruit input stocks, some of which are classified as work in process, increased by 8.2 million pounds, or 13.1%, at March 28, 2019 compared to March 29, 2018. The weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2019 decreased 24.7% compared to the end of the third quarter of fiscal 2018 primarily due to lower acquisition costs for pecans, cashews and walnuts.

Investing Activities Cash used in investing activities was $11.8 million during the first thirty-nine weeks of fiscal 2019 compared to $30.9 million for the same period last year. Cash spent on business acquisitions during the current fiscal year was zero compared to $21.7 million during fiscal 2018 for the cash portion of the Acquisition purchase price. Cash spent for capital expenditures during the first thirty-nine weeks of fiscal 2019 was $12.1 million compared to $9.1 million during the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2019 to be approximately $15.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used by financing activities was $31.3 million during the first thirty-nine weeks of fiscal 2019 compared to $3.2 million for the same period last year. We paid $29.1 million of dividends in the first three quarters of fiscal 2019 compared to $28.4 million during the same period last year. Net short-term borrowings under our Credit Facility were $3.8 million during the first three quarters of fiscal 2019 compared to borrowings of $27.1 million during the first three quarters of fiscal 2018. The decrease in short term borrowings under our Credit Facility was due to less cash used for working capital in the first quarter of fiscal 2019 due primarily to lower nut acquisition costs. Payments on long term debt during the first thirty-nine weeks of fiscal 2019 increased approximately $1.5 million primarily due to the payments made on the debt incurred for the Acquisition in the second quarter of fiscal 2018.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”). The Elgin Site includes both an office building and a warehouse. We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 63% of the rentable area in the office building is currently vacant, of which approximately 29% has not been built-out. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures will likely be necessary to lease the remaining space.

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

At March 28, 2019, the weighted average interest rate for the Credit Facility was 4.32%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of March 28, 2019, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At March 28, 2019, we had $79.4 million of available credit under the Credit Facility. If this entire amount were borrowed at March 28, 2019, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum for the remainder of the term. Monthly principal payments on Tranche A in the amount of $0.2 million commenced on June 1, 2008. Monthly principal payments on Tranche B in the amount of $0.1 million commenced on June 1, 2008.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 28, 2019, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 28, 2019, $10.2 million of the debt obligation was outstanding.

Squirrel Brand Seller-Financed Note

In November 2017 we completed the Acquisition. The Acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11.5 million (“Promissory Note”). The principal owner and seller of the Squirrel Brand business was subsequently appointed as an executive officer of the Company and is considered a related party. The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $0.3 million, plus interest, beginning in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We can pre-pay the Promissory Note at any time during the three-year period without penalty. At March 28, 2019, the principal amount of $6.4 million of the Promissory Note was outstanding.

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

FORWARD LOOKING STATEMENTS

Some of the statements in this report are forward-looking (including statements concerning our expectations regarding market risk and the impact of the purchasing decisions of major customers). These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for the Company’s products, such as a decline in sales (of branded products, private label products or otherwise) to one or more key customers, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (vi) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vii) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (viii) the ability of the Company to control expenses, such as compensation, medical and administrative expense; (ix) the potential negative impact of government regulations and laws and regulations pertaining to food safety, such as the Food Safety Modernization Act; (x) uncertainty in economic conditions, including the potential for economic downturn; (xi) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (xii) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xiii) losses due to significant disruptions at any of our production or processing facilities; (xiv) the inability to implement our Strategic Plan, including growing our branded and private brand product sales and expanding into alternative sales channels; (xv) technology disruptions or failures; (xvi) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; (xvii) the Company’s ability to manage successfully the price gap between its private brand products and those of its branded competitors; and (xviii) potential increased industry-specific regulation pending the U.S. Food and Drug Administration assessment of the risk of Salmonella contamination associated with tree nuts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I—Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2018.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 28, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2019, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 28, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 10 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 28, 2018. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 28, 2018 during the third quarter of fiscal 2019.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2019.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary