Form 10-K
period 2019-06-27
SANFILIPPO JOHN B & SON INC
filed 2019-08-21
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-19681

JOHN B. SANFILIPPO & SON, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-2419677
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1703 North Randall Road

Elgin, Illinois 60123

(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code: (847) 289-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	JBSS	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

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

The aggregate market value of the voting Common Stock held by non-affiliates was $481,295,450 as of December 27, 2018 (8,506,459 shares at $56.58 per share).

As of August 15, 2019, 8,791,506 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 30, 2019 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1 — Business

a. General Development of Business

John B. Sanfilippo & Son, Inc. was formed as a corporation under the laws of the State of Delaware in 1979 as the successor by merger to an Illinois corporation that was incorporated in 1959. As used throughout this annual report on Form 10-K, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” refer collectively to John B. Sanfilippo & Son, Inc. and its wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2020 are to the fiscal year ending June 25, 2020.

•	References herein to fiscal 2019, fiscal 2018 and fiscal 2017 are to the fiscal years ended June 27, 2019, June 28, 2018 and June 29, 2017, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts, and Sunshine Country brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, sesame sticks and other sesame snack products under private brands and brand names.

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

b. Segment Reporting

We operate in a single reporting unit and operating segment that consists of selling various nut and nut related products through three distribution channels. See Part II, Item 8 — “Financial Statements and Supplementary Data” for our net sales, net income and total assets.

c. Narrative Description of Business

(i) General

We are one of the leading processors and distributors of tree nuts and peanuts in the United States. We manufacture and market the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts, and Sunshine Country brand names and manufacture and distribute numerous private brands as well. Through a deliberate strategy of focused capital expenditures and complementary acquisitions, we have built a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers, shelling, processing, packaging and marketing. Vertical integration allows us to enhance product quality and, in most crop years, purchase inshell pecans, peanuts and walnuts at lower costs as opposed to purchasing these nut meats from other shellers. We believe that our generally vertically integrated business model typically works to our advantage in terms of cost savings and provides us with better insight into crop development. Our generally vertically integrated model, however, can under certain circumstances result in reduced earnings or losses. See Part I, Item 1A — “Risk Factors”.

Our brands are some of the most well-recognized in the packaged food industry. In recent years we have developed Fisher recipe nuts as the leading brand in the category, increased distribution of Orchard Valley Harvest in the produce section of many retailers, increased innovative snacking solutions with our Fisher snack nuts and expanded into new channels with our acquisition of Squirrel Brand and Southern Style Nuts. Our branded and private brand products are sold through the major distribution channels to significant buyers of nuts, including food retailers, commercial ingredient users and contract packaging customers. Selling through multiple distribution channels allows us to generate multiple revenue opportunities for the nuts we process. For example, pecan halves could be sold to food retailers under our Fisher brand, and pecan pieces could be sold to commercial ingredient users. We process and sell all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds (our major nut types) in a wide variety of innovative packaging, thus offering our customers a complete nut product offering.

(ii) Principal Products

Our principal products are raw and processed nuts. These products accounted for approximately 78%, 79% and 82% of our gross sales for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The nut product line includes almonds, pecans, peanuts, black walnuts, English walnuts, cashews, macadamia nuts, pistachios, pine nuts, Brazil nuts and filberts. Our nut products are sold in numerous package styles and sizes and we offer our nut products in a variety of different styles and seasonings. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract packaging customers. We also sell certain of our products to foreign customers in the retail, contract packaging and commercial ingredient markets. For more information about our revenues in our various distribution channels, see Part II, Item 8 — “Financial Statements and Supplementary Data”.

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

(iii) Customers and Channels

We sell our products to approximately 300 customers through the consumer, commercial ingredient and contract packaging distribution channels. The consumer channel supplies nut-based products, including consumer-packaged and bulk products, to retailers including supermarket chains, wholesalers, supercenters, internet retailers and other retail outlets, across the United States. We sell products through the consumer channel under our brand names, including the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Sunshine Country brands, as well as under our customers’ private brands. The commercial ingredient channel supplies nut-based products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream, and produces nut-based products that are customized to the specifications of chefs, national restaurant chains, food service distributors, fast food chains, institutions and hotel kitchens. We sell products through the commercial ingredient channel under our Fisher brand and our customers’ private brands. Our contract packaging channel produces and packages nut-based snacks for food manufacturers and marketers under their brand name.

We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel. Net sales to Wal-Mart Stores, Inc. accounted for approximately 33% of our net sales for fiscal 2019, 30% of our net sales in fiscal 2018 and 28% of our net sales for fiscal 2017. Net sales to Target Corporation accounted for approximately 10% of our net sales for fiscal 2019, 13% of our net sales for fiscal 2018 and 14% our net sales for fiscal 2017. Net sales to PepsiCo, Inc. accounted for approximately 11% of our net sales for fiscal 2018 and 10% of our net sales for fiscal 2017. No other customer accounted for more than 10% of net sales for any period presented.

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

(v) Marketing

Marketing strategies are developed for each distribution channel and focus primarily on branded products. Branded consumer efforts concentrate on building brand awareness, developing, identifying and introducing new products, attracting new customers, increasing distribution and increasing consumption in the snack nut, recipe nut and produce categories. Private brand and commercial ingredient channel efforts are focused on category management, new product identification and introduction, brand awareness and merchandising support.

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

(vi) Competition

Our nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, The Kraft Heinz Company (Planters brand), Treehouse Foods, Inc. and numerous regional snack food processors. We also compete with the Diamond brand, among others. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, innovation, distribution model and our focus on nut and nut related products generally enable us to compete in each of these categories, but there can be no guarantee that our products will continue to be competitive with many of our larger competitors. See Part I, Item 1A — “Risk Factors”.

(vii) Raw Materials and Supplies

We purchase nuts from domestic and foreign sources. In fiscal 2019, all of our walnuts, almonds and peanuts were purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from Vietnam, India, Brazil and certain West African countries. For fiscal 2019, approximately 35% of the dollar value of our total nut purchases was from foreign sources.

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

Until July 2017, we had purchased some of our packaging and labels from a related party. We purchase other inventory items such as roasting oils, seasonings, plastic jars, labels, stand-up bags, composite and clear-plastic cans and other packaging materials from other third parties. Material costs, including tree nuts, peanuts, other commodities and other inventory items represented approximately 80% of our total cost of sales for fiscal 2019.

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

(ix) Employees

As of June 27, 2019, we had approximately 1,470 full-time employees, including approximately 255 corporate staff employees.

(x) Seasonality

Our business is seasonal. Demand for peanut and tree nut products is highest during the last four months of the calendar year. Peanuts, pecans and walnuts, three of our principal raw materials, are primarily purchased between September and February and are processed throughout the year until the following harvest. As a result of this seasonality, our personnel requirements rise during the second quarter of our fiscal year. Our working capital requirements generally peak during the third quarter of our fiscal year.

(xi) Backlog

Because the time between order and shipment is usually less than three weeks, we believe that any backlog as of a particular date is not material to an understanding of our business as a whole.

(xii) Operating Hazards and Uninsured Risks

The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of shell fragments, foreign objects, insects, foreign substances, pathogens, chemicals, aflatoxin and other agents or residues introduced during the growing, storage, handling or transportation phases. We (i) maintain what we believe to be rigid quality control standards and food safety systems and are SQF Edition 8 Code certified, (ii) generally inspect our nut and other food products by visual examination, metal detectors or electronic monitors at various stages of our shelling and processing operations, (iii) work with the United States Department of Agriculture (“USDA”) in its inspection of peanuts shipped to and from our peanut shelling facilities, (iv) maintain environmental pathogen programs, and (v) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products; however, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we strive to select high-quality nut suppliers and currently maintain product liability and contaminated product insurance at amounts we believe are adequate in light of our operations.

Item 1A — Risk Factors

We face a number of significant risks and uncertainties, and therefore, an investment in our Common Stock is subject to risks and uncertainties. The factors described below could materially and adversely affect our business, results of operations and financial condition. While each risk is described separately, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or risks we view as not rising to the level of being material, could also potentially impair our business, results of operations and financial condition. Investors should consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, including Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” before deciding to purchase our Common Stock.

We Cannot Control the Availability or Cost of Raw Materials and this May Have a Material Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition

The availability and cost of raw materials for the production of our products, including peanuts, pecans, almonds, cashews, walnuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond our control. These factors include weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), changing climate patterns, plant diseases, foreign currency fluctuations, trade agreements, tariffs and embargos, import/export controls, political change and unrest, changes in global customer demand, changes in government agricultural programs and purchasing behavior of certain countries, including China and India. Additionally, any determination by the USDA or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop, any portion of the crop has been contaminated by aflatoxin or other agents or any future product recalls for other reasons could reduce the supply of edible nuts and other raw materials used in our products and could cause our costs to increase significantly.

Because these raw materials are commodities, their prices are set by the market and can therefore fluctuate quickly and dramatically due to varied events, such as those described above. Furthermore, we are not able to hedge against changes in nut commodity prices because no appropriate futures, derivative or other risk-sharing market for these commodities exists. Consequently, in order to achieve or maintain profitability levels, we attempt to increase the prices of our products to reflect the increase in the costs of the raw materials that we use and sell. However, we may not be successful in passing along partial or full price increases to our customers, if at all. In addition, even if we are successful in passing across partial or full price increases, we may not be able to do so in a timely fashion. Our ability to raise prices and the timing of any price increases is often dependent upon the actions of our competitors, some of whom are significantly larger and more diversified than we are or own farms which produce the raw materials. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for, and sales of, our products as customers reduce purchases or buy lower priced products. Alternatively, if the prices of any raw materials significantly decrease, and we have inventories of such materials on hand, we may be unable to reduce product prices without impacting our gross margin. Any competitors who purchase such material on the open market or own the farms which produce the raw materials may be able to reduce prices in a more timely manner, and we could lose market share to such competitors. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.

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

Significant Private Brand Competitive Activity Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Some customer buying decisions, including some of our largest customers, are based upon a periodic bidding process in which the single, successful bidder is assured the selling of the selected product to the food retailer, supercenter or mass merchandiser until the next bidding process to the exclusion of other bidders. Our sales volume may decrease significantly if our bids are too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our bids are successful, but below our desired price points. In addition, margins could be further reduced if commodity prices subsequently rise and customers are unwilling or unable to accept price increases. Should any of our significant customers elect to introduce or expand their private brand programs, and we do not participate in such programs or the programs directly compete against our branded products, our sales volume and margins could be negatively impacted. Any of these outcomes may materially and adversely affect our financial condition and results of operations.

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

At the retail level, private brand snack nut products generally sell at a discount to those of branded competitors. If branded competitors reduce the price of their products, the price of branded snack nut products offered to consumers may approximate the prices of our private brand snack nut products. Further, promotional activities by branded competitors, such as temporary price reductions, retailer credits, buy-one-get-one-free offerings and coupons, have the same general effect as price decreases. Price decreases initiated by branded competitors could result in a decline in the demand for our private brand snack nut products, which could negatively impact our sales volumes and overall profitability. Such sales volume and profitability decreases could materially and adversely affect our results of operations.

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

Changing Consumer Preferences and Demand Could Materially and Adversely Affect Our Financial Condition and Results of Operations

Our financial performance depends in part on our ability to anticipate and offer products to our customers that appeal to their preferences. Consumer preferences, whether for branded products or private brand products or how consumers purchase such products, can quickly change based on a number of factors beyond our control. If we fail to anticipate, identify or react quickly to these changes and are unable to develop and market new and improved products to meet consumer preferences, demand for our products could suffer. In addition, demand for our products could be affected by consumer concerns regarding the labeling, manner of preparing our products or concerns with respect to the health effects of nutrients or ingredients in any of our products. The development and introduction of new products or alteration of existing products requires substantial research and development, testing and marketing expenditures, which we may be unable to recover fully if the new products do not achieve the necessary commercial success. New product introduction also results in increased costs, including from the use of new manufacturing techniques, capital expenditures, new raw materials and ingredients, revision of labeling and additional marketing and trade spending. Consumers are also purchasing food products outside traditional retail supermarkets, including via the Internet. If we are unable to provide our customers with our products outside traditional retail supermarkets, supercenters and club stores, demand for our products could suffer. Reduction in demand as a result of changing consumer preferences or inability to provide consumers with products they demand could materially and adversely affect our financial condition and results of operations.

Negative Consumer Perception About Our Company or Branded Products Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

Our ability to develop, maintain and continually enhance the value of our Company and our branded products is critical to improving our operating and financial performance and implementing our Strategic Plan. The value of our Company and our branded products is based in large part on the degree to which consumers react and respond positively to our operations and our brands. Positive views of our Company and our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible or reckless manner, negative perception about the actions or values of our Company, adverse publicity about our products and Company operations (whether actual or fictitious), product recalls or our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety or allergies or our products becoming unavailable to consumers.

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

We Sometimes Enter Into Fixed Price Commitments without First Knowing Our Acquisition Costs, Which Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

We enter into fixed price commitments with a portion of our commercial ingredient customers and certain other customers. The commitments are for a fixed period of time, typically three months to twelve months, but may be extended if remaining balances exist. Such commitments with a term of six months or more represented approximately 4% of our annual net sales in fiscal 2019. Sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and our fixed prices are not properly aligned with our acquisition costs, these fixed price commitments may result in reduced or negative gross profit margins, which could have a material adverse effect on our financial condition and results of operations.

Our Generally Vertically Integrated Model Could Materially and Adversely Affect Our Results of Operations

We have a generally vertically integrated nut processing operation that enables us to control almost every step of the process for pecans, peanuts and walnuts, including procurement from growers. Our generally vertically integrated model has in the past resulted, and may in the future result, in significant losses because we are subject to the various risks associated with purchasing a majority of our pecans, peanuts and walnuts directly from growers, including the risk of purchasing such products from growers at costs that later, due to altered market conditions, prove to be above prevailing market prices at time of sale. Accordingly, because we purchase a majority of our pecans, peanuts and walnuts directly from growers during harvest season and shell and process these nuts throughout our fiscal year, there is a possibility that, after we acquire these nuts, market conditions may change. Depending on these changing market conditions, we may be forced to sell these nuts at reduced prices relative to our acquisition costs, or even at a loss which could materially and adversely affect our results of operations.

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

We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations

We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 59%, 60% and 60% of net sales in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. There can be no assurance that all significant customers will continue to purchase our products in the same quantities, same product mix or on the same terms as in the past, particularly as increasingly powerful retailers demand lower pricing, different packaging, larger marketing support, payments for retail space, establish private brands or request other terms of sale which negatively impact our profitability. A loss of one of our largest customers, a material decrease in purchases by one of our largest customers, the inability to collect a receivable from or a significant business interruption at one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.

Impairment in the Carrying Value of Goodwill or Other Intangibles Could Result in the Incurrence of Impairment Charges and Negatively Impact our Financial Condition.

At June 27, 2019, we had goodwill of $9.6 million and other intangible assets of $14.6 million. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of customer relationships, brand names, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill is not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our net worth.

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

Food Safety, Allergy and Product Contamination Concerns Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

If consumers in our principal markets lose confidence in the health or safety of nut products, particularly with respect to peanut and tree nut allergies, food borne illnesses, processes, ingredients and packaging used in the manufacturing process or other food safety matters, this could materially and adversely affect our financial condition and results of operations. Individuals with nut allergies may be at risk of serious illness or death resulting from the consumption of our nut products, including consumption of other companies’ products containing our products as an ingredient. Notwithstanding our existing food safety controls, we process peanuts and tree nuts on the same equipment, and there is no guarantee that our other products will not be cross-contaminated. Concerns generated by risks of peanut and tree nut cross-contamination and other food safety matters, including food borne illnesses, may discourage consumers from buying our products, cause production and delivery disruptions or result in product recalls. Product safety issues (i) concerning products not manufactured, distributed or sold by us and (ii) concerning products we manufacture, distribute and sell may materially and adversely affect demand for products in the nut industry as a whole, including products without actual safety problems. Decreases in demand for products in the industry generally could have a material adverse effect on our financial condition and results of operations. In addition, the cooling system at our Elgin, Illinois facility utilizes ammonia. If a leak in the system were to occur, there is a possibility that the inventory in cold storage at our Elgin, Illinois facility could be destroyed which could have a material adverse effect on our financial condition and results of operations.

Product Liability, Product Recalls, Product Labeling and Product Advertising Claims May Have a Material Adverse Effect on Our Results of Operations and Cash Flows

We face risks associated with product liability claims, product recalls and other liabilities in the event: (i) our food safety and quality control procedures are ineffective or fail, (ii) we procure products from third parties that are or become subject to a recall, regardless of whether or not our food safety and quality control procedures are ineffective or fail, (iii) our products cause injury or become adulterated or misbranded, (iv) our products are determined to be promoted or labeled in a misleading fashion or do not contain required labeling, (v) government authorities test our products and determine that they contain a contaminant or present a food safety risk, (vi) our products are tampered with, (vii) one of our competitors is subject to claims, recalls or other liabilities involving products similar to ours or (viii) federal, state or other government agencies or courts determine that our products could pose health risks or contain potentially harmful chemicals or other substances. In recent years, the food industry has been a target of litigation over product labeling and advertising, including nut products. Such litigation results in significant costs to defend and resolve. In addition, we do not control the labeling of other companies’ products containing our products as an ingredient. A product recall of a sufficient quantity, a significant product liability judgment against us, a significant advertising-related liability or other safety concerns (whether actual or claimed) could cause our products to be unavailable for a period of time, could require us to re-label or re-package products, could result in a loss of consumer confidence in our products and expose us to liabilities in excess of any insurance we maintain for such events. If these kinds of events were to occur, they would have a material adverse effect on the demand for our products and, consequently, our results of operations and cash flows.

We are Dependent on Certain Key Personnel and the Loss of Any of Their Services Could Have a Material Adverse Effect on Our Results of Operations

Our future success will be largely dependent on the personal efforts of our senior operating management team, including Jeffrey T. Sanfilippo, Chief Executive Officer, Michael J. Valentine, Chief Financial Officer, Group President and Secretary, James A. Valentine, Senior Technical Officer and Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary. We believe that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to our growth and success. Although some of our officers own significant amounts of our Class A Stock, these individuals have not entered into any employment or non-compete agreements with us, nor do we have key officer insurance coverage policies in effect. The departure of any of these individuals could have a material adverse effect on our business and prospects and that in turn would have a material adverse effect on our results of operations. Our success is also dependent upon our ability to attract and retain additional qualified personnel, and there can be no assurance that we will be able to do so.

We are Subject to Government Regulation Which Could Materially and Adversely Affect Our Results of Operations

We are subject to extensive regulation by the FDA, the USDA, the United States Environmental Protection Agency (“EPA”) and other state, local and foreign authorities in jurisdictions where our products are manufactured, processed or sold. We are also subject to California’s Proposition 65, which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals deemed by the state of California to be dangerous. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, distribution, advertising and labeling of our products. Our manufacturing and processing facilities and products are subject to periodic compliance inspections by federal, state, local and foreign authorities. We are also subject to environmental regulations governing the discharge of air emissions, water and food waste, the usage and storage of pesticides, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at our existing facilities as well as our expansion into new operations and jurisdictions may require us to obtain additional licenses and permits and could require us to adapt or alter methods of operations at costs that could be substantial. Compliance with applicable laws and regulations may be time-consuming, expensive or costly to us in different ways and could materially and adversely affect our results of operations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could materially and adversely affect our results of operations.

Specifically, governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives and import and export restrictions on agricultural commodities and commodity products, can influence the planting, location and size of certain crops, whether commodity products are traded, the volume and types of imports and exports, and the viability and volume of production of certain of our products. In addition, international trade disputes can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of our products, restrict our ability to do business in its existing and target markets, and negatively impact our revenues and operating results.

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

Operational, Legal, Economic, Political and Social Risks of Doing Business in Emerging Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations

Approximately 35% of the dollar value of our total nut purchases for fiscal 2019 were made from foreign countries. We purchase our cashews from Vietnam, India, Brazil and certain West African countries and some of our pecans from Mexico. To this extent, we are exposed to various risks inherent in emerging markets, including increased governmental ownership and regulation of the economy, greater likelihood of inflation and adverse economic conditions, governmental attempts to control inflation, such as setting interest rates and maintaining wage and price controls, supply reduction into the United States from increased demand in foreign countries, international competition, compliance with, and subjection to, foreign laws, including our ability to protect our intellectual property, such as our brands, compliance with U.S. laws and regulations related to conduct in foreign countries, such as the Foreign Corrupt Practices Act, currency exchange rates, potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse, tariffs, quotas, duties, import and export restrictions and other barriers to trade that may reduce our profitability or sales and civil unrest, armed hostilities and significant political instability.

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

The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations

We acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The majority of bulk-stored nut inventories at June 27, 2019 will be processed during the first quarter of fiscal 2020 and any adjustment to our bulk stored nut inventory quantity will be recorded at that time. There can be no assurance that any bulk stored nut inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.

Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company and Members of The Sanfilippo Group Have Pledged a Substantial Amount of their Class A Stock, Which May Make a Takeover or Change in Control More or Less Difficult and Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As of August 21, 2019, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 50.9% voting interest in the Company. As of August 21, 2019, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or control Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 24.0% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group as holders of the Class A Stock are entitled to elect six Class A Directors which represents 67% of our entire Board of Directors. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause dividends, or a change in control or sale of the Company, which may or may not be in the best interests of other stockholders, and can take other actions that may be less favorable to other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

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

General Economic Conditions and Increased Production and Transportation Costs Could Materially and Adversely Affect Our Financial Condition and Results of Operations

The impact on general economic conditions from various factors, including recessions, uncertainty in economic conditions, economic downturns and political uncertainties, could have a material adverse effect on our cash flow from operations, results of operations and financial condition. Specifically, the impact on general economic conditions may come from, among other things, increasing transportation costs due to the current nationwide driver shortage as well as new federal regulations which require increased monitoring of a driver’s allowed driving time using electronic monitoring technology, lower unemployment, increased commodity costs, increased raw material costs, increased packaging material prices, decreases or alterations in consumer demand, changes in buying patterns, adverse changes in tax rates, interest rate and capital market volatility, adverse changes in the purchasing power of the U.S. dollar and higher general water, energy, and fuel costs. Maintaining the prices of our products, initiating price increases (including passing along price increases for commodities used in our products) and increasing the demand for our products (especially when prices for our products are decreasing due to commodity price decreases), all of which are important to our plans to increase profitability, may be materially and adversely affected by changes in general economic conditions and increases in production costs. Among other considerations, nuts and our other products are not essential products, and, therefore, demand and sales volume could decrease. In addition, a general economic downturn could cause one or more of our vendors, suppliers, distributors and customers to experience cash flow problems and, therefore, such vendors, suppliers, distributors and customers may be forced to reduce their output, shut down their operations or file for bankruptcy protection, which in some cases would make it difficult for us to continue production of certain products, could require us to reduce sales of our products or could result in uncollectable accounts receivable. It may be difficult to find a replacement for certain vendors, suppliers, freight haulers or distributors without significant delay or increase in cost. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

Litigation Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We have been the subject of litigation and investigations in the past, and we may become the subject of litigation and investigations in the future, which may include lawsuits or claims related to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, wage and hour matters, environmental matters or other aspects of our business. Plaintiffs or regulatory bodies could seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to lawsuits and investigations is difficult to accurately estimate. Additionally, many of our customer contracts require us to indemnify and assume the defense of any third party claim against the customer, increasing the risk of litigation related to our operations. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation and investigations may be expensive to defend and may divert time, money and management attention away from our operations and negatively impact our financial performance. We maintain insurance in amounts we believe to be adequate based on our business operations. However, we may incur claims or liabilities for which we are not insured, that exceed the amount of our insurance coverage or that our insurers may raise various objections and exceptions to coverage. A judgment or settlement for significant monetary damages or requiring other significant changes to our business or assets could materially and adversely affect our financial condition and results of operations. Any adverse publicity resulting from allegations or investigations may also adversely affect our reputation and the reputation of our products, which in turn could materially and adversely affect our financial condition and results of operations.

Technology Disruptions, Failures or Breaches Could Materially and Adversely Affect Our Financial Condition and Results of Operations

We depend on information technology to maintain and streamline our operations, including, among other things, (i) interfacing with our locations, customers and suppliers, (ii) complying with financial reporting, legal and tax regulatory requirements, (iii) maintaining logistics, inventory control and monitoring systems and (iv) providing us with real-time feedback about our business. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, outages during replacement or upgrades, computer viruses, hardware failures, power outages, hackers, ransomware attacks, cyber risks and other security issues. We have technology security initiatives, cyber insurance and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, particularly as the global dependence on technology and the sophistication of cyber threats increase. In addition, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers, consumers, or suppliers.

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

In addition, we have in the past, as part of our Strategic Plan, engaged in strategic acquisitions and joint ventures including the acquisition of Squirrel Brand, L.P. in November 2017 (the “Acquisition”). However, we may be unsuccessful in managing completed acquisitions or joint ventures, identifying additional acquisitions or joint ventures, or negotiating favorable financial or other terms with third parties which are attractive or advantageous to grow or otherwise supplement our existing business. In addition, the identification, negotiation and completion of any acquisition or joint venture may divert management’s attention from ordinary business matters, require a number of one-time or ongoing advisory costs, result in the loss of employees or customers of our business or the acquired business, involve the assumption of unknown and potentially significant liabilities or result in impairment charges if the assumptions underlying the purchase are not satisfied. Due to various uncertainties inherent in such activities, we may be unable to achieve a substantial portion of any anticipated benefits or cost savings from previous acquisitions or joint ventures or other anticipated benefits in the timeframe we anticipate, or at all.

Any inability to realize the anticipated benefits from the Strategic Plan could materially and adversely affect our financial condition and results of operations.

Increases in Labor Costs or Work Stoppages or Strikes Could Materially and Adversely Affect Our Financial Condition and Results of Operations

As the number of our employees has grown, personnel costs, including the costs of medical and other employee health and welfare benefits, have increased. These costs can vary substantially as a result of an increase in the number, mix and experience of our employees and changes in health care and other employment-related laws. There are no assurances that we will succeed in reducing future increases in such costs, particularly if government regulations require us to change our health and welfare benefits, government regulations impose additional monitoring and compliance expenses, or we need to attract and retain additional qualified personnel. Increases in personnel costs can also be amplified by low unemployment rates, preferences among workers in the labor market and general tight labor market conditions in any of the areas where we operate. Our inability to control such costs could materially and adversely affect our financial condition and results of operations.

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

We Cannot Guarantee the Timing, Amount or Payment of Dividends

Although the Board of Directors has adopted a dividend policy under which the Company intends to pay a regular annual cash dividend on its Common Stock and Class A Stock, whether any such subsequent dividend (or any special dividend) is declared and the timing and amount thereof is subject to the discretion of the Board of Directors. Decisions of the Board of Directors in respect of dividends will be based on a variety of factors, including the cash flows, earnings and financial position of the Company as well as the borrowing availability and other restrictions under our Credit Facility. The Board of Directors is not required to declare dividends and the number and amount of dividends is restricted under our Credit Facility and could be restricted under future financing or other arrangements. The Board of Directors will also regularly review and may modify or terminate our dividend policy. Accordingly, we cannot provide any assurances that our Company will pay annual or special cash dividends in the future, and if so, the amount or timing thereof. Any reduction in or elimination of our dividend policy or dividend payments could have a negative effect on the price of our Common Stock.

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
(2)

The Elgin Office Building (part of the Elgin Site) was acquired in April 2005. Approximately 65% of the Elgin Office Building is currently vacant. Approximately 29% of the rentable area has not been built-out. The vacant portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will likely be necessary to lease the remaining space.

b. Manufacturing Capability, Utilization, Technology and Engineering

Our principal production facilities are equipped with modern processing and packaging machinery and equipment.

The Elgin Site was designed to our specifications with what we believe to be state-of-the-art equipment. The layout is designed to efficiently move products from raw storage to processing to packaging to distribution. The Elgin Site was designed to minimize the risk of cross contamination between tree nuts and peanuts. As currently configured, the Elgin Site can accommodate an increase in production capacity of 15% to 25% of our current capacity, however certain production lines are at full capacity. Additional space may be needed to fulfill any meaningful increases in future demand for the products produced on these lines.

The Selma facility contains our automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. During fiscal 2019, we processed approximately 39 million inshell pounds of pecans at the Selma facility. The quantity of pecans processed varies depending on the amount of inshell nuts purchased due to, among other things, the size and cost of the crop, the impact of international demand, and expected demand based on our current sales forecast.

The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2019, the Bainbridge facility shelled approximately 78 million inshell pounds of peanuts.

The Garysburg facility has the capacity to process approximately 60 million inshell pounds of farmer stock peanuts annually. During fiscal 2019, the Garysburg facility processed approximately 10 million inshell pounds of peanuts.

The Gustine facility is used for walnut shelling, processing, packaging, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. During fiscal 2019, the Gustine facility shelled approximately 30 million inshell pounds of walnuts. The quantity of walnuts shelled will vary depending on the amount of inshell nuts purchased due to, among other things, the size and cost of the crop, the impact of international demand, and expected demand based on our current sales forecast.

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

During fiscal 2017 we were subject to a class-action complaint for an employment related matter. In early fiscal 2018 we agreed to a $1.2 million settlement for which we were fully reserved at June 29, 2017. In the first quarter of fiscal 2019 the settlement was paid.

For a discussion of our class-action complaint and legal proceedings, investigations, settlements and other contingencies, see Note 8—“Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 4 — Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on October 30, 2019. Below are our executive officers as of August 21, 2019:

Jeffrey T. Sanfilippo, Chief Executive Officer, age 56 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999.

Michael J. Valentine, Chief Financial Officer, Group President and Secretary, age 60 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. He has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include peanut, almond, imported nut, packaging and other ingredient procurement and our contract packaging business.

Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary, age 51 — Mr. Sanfilippo has been employed by us since 1991. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our plant operations, research and development, and product innovation.

James A. Valentine, Senior Technical Officer, age 55 — Mr. Valentine has been employed by us since 1986 and in January 2018 was named our Senior Technical Officer. He served as our Chief Information Officer from November 2006 to January 2018. He served as our Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000. Mr. Valentine is responsible for providing insight and guidance to executive management regarding strategic direction of our information technology functions that support our corporate strategy.

Frank S. Pellegrino, Senior Vice President, Finance, and Treasurer, age 45 — Mr. Pellegrino joined us in January 2007 as Director of Accounting and was appointed Corporate Controller in September 2007. In January 2009, he was named Vice President Finance and Corporate Controller. In August 2012, he was promoted to Senior Vice President, Finance. In August 2016, he was appointed Treasurer. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a business-to-business distributor, from June 2003 to January 2007. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP, where he was employed from 1996 to 2003. Mr. Pellegrino is responsible for our accounting, finance and treasury functions. In January 2018 he became responsible for overseeing our information technology department and in June 2019 became responsible for overseeing our Customer Solutions.

Christopher H. Gardier, Senior Vice President, Consumer Sales, age 59 — Mr. Gardier joined us in May 2010 as Vice President, Consumer Sales. In August 2012, Mr. Gardier was promoted to Senior Vice President, Consumer Sales. Previously, Mr. Gardier was the Vice President Sales for the Snacks Division at The Hain Celestial Group, where he led a national sales team of eight regional managers selling natural and organic salty snack brands. Prior to that, Mr. Gardier was a Customer Vice President, Central Region at Pepperidge Farm for six years, where he led a team of independent biscuit and bakery distributors covering 13 Midwestern states. Prior to that, Mr. Gardier was a Director of National Accounts at Frito Lay for almost five years, where he led a sales and operations team responsible for the mass merchandising channel. Mr. Gardier is responsible for leading our Consumer Sales efforts, including our Fisher and Orchard Valley Harvest brands.

Howard P. Brandeisky, Senior Vice President, Global Marketing and Customer Solutions, age 58 — Mr. Brandeisky joined us in April 2010 as Vice President, Marketing & Innovation. In October 2013, he was promoted to Senior Vice President. Previously, he was an independent consultant in the food industry for a year. Prior to that, Mr. Brandeisky was at Kraft Foods, Inc. as a Vice President of Marketing. He is responsible for leading the marketing, consumer insights and creative services teams.

Shayn E. Wallace, Senior Vice President, Commercial Ingredients, age 48 — Mr. Wallace has been employed by us since March of 2019. Prior to that, he served as President for Spectrum Brands. His career path also includes senior roles with major food companies such as H.J. Heinz, The Kellogg Company, Dean Foods, Sara Lee Food & Beverage, Mark Anthony Brands – Mike’s Hard Lemonade and Morton Salt where he held senior leadership positions in Sales and Marketing. He is responsible for leading our Commercial Ingredients business which includes foodservice and industrial channels.

J. Brent Meyer, Senior Vice President, New Business Development, age 48 — Mr. Meyer joined us in December 2017 after we acquired his previous company, Squirrel Brand, L.P. Mr. Meyer had owned Squirrel Brand since 2003 after purchasing and performing a turnaround of the then bankrupt company. From 1998 to 2003, Mr. Meyer was Director of Marketing for Pegasus Solutions. Prior to that, he worked in advertising at Temerlin McLain and Levenson & Hill. Mr. Meyer is responsible for managing the company’s partnership and business development with a major club customer.

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

The graph below compares our cumulative five-year total stockholder return on our Common Stock with the cumulative total returns of the Russell 2000 Consumer Staples Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock, in each index (with the reinvestment of all dividends) from June 27, 2014 to June 27, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among John B. Sanfilippo & Son, Inc., the Russell 2000 Index,

and the Russell 2000 Consumer Staples Index

*	$100 invested on June 27, 2014 in stock or June 30, 2014 in index, including reinvestment of dividends.

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

As of August 21, 2019 there were 44 holders and 16 holders of record of our Common Stock and Class A Stock, respectively.

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

In January 2017, our Board of Directors adopted a dividend policy under which it intends to pay a regular annual cash dividend on our Common Stock and Class A Stock. The Board of Directors contemplated that the regular annual dividend would be declared around the conclusion of the Company’s fiscal year and paid in the first quarter of each fiscal year.

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

The frequency and amount of cash dividends declared for each class of common stock for the two most recently completed fiscal years are as follows:

•	On July 11, 2017 our Board of Directors declared an annual and special cash dividend of $0.50 and $2.00, respectively, that was paid to holders of Common Stock and Class A Stock on August 15, 2017.

•	On July 10, 2018 our Board of Directors declared an annual and special cash dividend of $0.55 and $2.00, respectively, that was paid to holders of Common Stock and Class A Stock on August 17, 2018.

•

Subsequent to the end of fiscal 2019, the Board of Directors declared an annual and special cash dividend of $0.60 and $2.40 per share, respectively, that was paid to holders of our Common Stock and Class A Stock on August 20, 2019.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates as set forth on the cover page of this Report, we did not consider any of the siblings or spouses of Jasper B. Sanfilippo, Sr. (our former chairman of the board) or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Sr., Mathias A. Valentine or such siblings (other than those who are our executive officers, directors or those in the foregoing who have formed a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with either Jasper B. Sanfilippo, Sr. or Mathias A. Valentine) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2019 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.

Securities Authorized under Equity Compensation Plans

The following table sets forth information as of June 27, 2019, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by stockholders — stock options	500	$8.71	726,248
Equity compensation plans approved by stockholders — restricted stock units	188,992	—	726,248
Equity compensation plans not approved by stockholders	—	—	—

Item 6 — Selected Financial Data

The following historical consolidated financial data as of and for the years ended June 27, 2019, June 28, 2018, June 29, 2017, June 30, 2016, and June 25, 2015 was derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations. The fiscal year ended June 30, 2016 contained an extra week compared to the other fiscal years presented.

Consolidated Statement of Comprehensive Income Data: (1) (dollars in thousands, except per share data)

	Year Ended
	June 27, 2019	June 28, 2018	June 29, 2017	June 30, 2016	June 25, 2015
Net sales	$876,201	$888,931	$846,635	$952,059	$887,245
Cost of sales	717,931	750,032	704,712	814,591	755,189

Gross profit	158,270	138,899	141,923	137,468	132,056
Selling and administrative expenses (2)	99,746	82,710	81,446	84,306	78,578

Income from operations (2)	58,524	56,189	60,477	53,162	53,478
Interest expense	3,060	3,463	2,910	3,492	3,966
Rental and miscellaneous expense, net	1,089	1,406	1,296	1,358	3,049
Other expense (2)	1,947	1,970	2,133	1,850	1,599

Income before income taxes	52,428	49,350	54,138	46,462	44,864
Income tax expense	12,962	16,850	18,013	16,067	15,559

Net income	$39,466	$32,500	$36,125	$30,395	$29,305

Basic earnings per common share	$3.45	$2.86	$3.19	$2.71	$2.63
Diluted earnings per common share	$3.43	$2.84	$3.17	$2.68	$2.61
Cash dividends declared per share	$2.55	$2.50	$5.00	$2.00	$1.50

Consolidated Balance Sheet Data: (1)(3) (dollars in thousands)

	June 27, 2019	June 28, 2018	June 29, 2017	June 30, 2016	June 25, 2015
Working capital	$141,434	$130,689	$143,504	$158,979	$150,280
Total assets	391,304	415,853	398,059	391,162	431,616
Long-term debt, less current maturities	20,381	27,356	25,211	28,704	32,046
Total debt	27,719	65,803	58,085	44,130	96,500
Stockholders’ equity	254,555	243,002	235,468	251,193	241,278

(1)

Effective the first quarter of fiscal 2019, we adopted ASU No. 2014-09 which updates the revenue recognition requirements. Fiscal 2018 has been adjusted for this new accounting standard. The impact on fiscal 2017 was immaterial. Refer to Note 2 – “Revenue Recognition” in the Notes to Consolidated Financial Statements for additional detail.

(2)

Effective the first quarter of fiscal 2018, we adopted ASU No. 2017-07 which disaggregates the service cost component of pension expense from the other components of net periodic benefit cost component of pension expense. Service cost must be presented in the same line items as other employee compensation costs while all other components must be presented separately from service cost and outside a subtotal of income from operations. Prior periods in this table have been adjusted for comparability for this new accounting standard.

(3)	Effective the first quarter of fiscal 2017, we adopted ASU No. 2015-03 which changes the presentation of debt issuance costs. Prior periods have been adjusted for this new accounting standard.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2020 are to the fiscal year ending June 25, 2020.

•	References herein to fiscal 2019, fiscal 2018 and fiscal 2017 are to the fiscal years ended June 27, 2019, June 28, 2018 and June 29, 2017, respectively.

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

The Company’s long-term objective is to drive profitable growth, as identified in our Strategic Plan. The Strategic Plan includes continuing to grow Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe, trail and snack mix and produce categories, providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel and expanding our offerings into alternative distribution channels. We are executing on our Strategic Plan by growing our consumer distribution channel, which now accounts for almost 70% of our total annual company sales volume, which we define as pounds sold to customers. This growth has been driven by an increase in sales of our branded products such as our Orchard Valley Harvest and Fisher snack nut and trail mix products to a variety of retailers as well as growth from private brand product sales. We have also made distribution gains for Fisher recipe nuts at several new grocery customers during the 2019 fiscal year. We are also focusing on growing Squirrel Brand and Southern Style Nuts brand awareness through expanded distribution and increased innovation and product offerings.

We face a number of challenges in the future which include, among others, potential acquisition cost volatility for almonds and intensified competition for market share from both private brand and name brand nut products. We also face changing industry trends resulting in retail consolidation and Internet price competition for nut and nut-related products.

We will continue to focus on seeking profitable business opportunities to best utilize our production capacity at our Elgin Site and evaluate facility expansion to meet customer demand. We expect to maintain our current level of promotional and advertising activity for our Orchard Valley Harvest and Fisher snack brands. We continue to see domestic sales and volume growth in our Orchard Valley Harvest brand and will continue to focus on this portion of our branded business as well as our Squirrel Brand and Southern Style Nuts brands. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base for branded and private label products. See the information referenced in Part I, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

Annual Highlights

•	Our net sales for fiscal 2019 decreased by $12.7 million, or 1.4%, to $876.2 million compared to fiscal 2018.

•	Gross profit increased by $19.4 million, and our gross profit margin, as a percentage of net sales, increased to 18.1% in fiscal 2019 from 15.6% in fiscal 2018.

•	Total operating expenses for fiscal 2019 increased by $17.0 million, and our operating expenses, as a percentage of net sales, were 11.4% compared to 9.3% of net sales in fiscal 2018.

•	Diluted earnings per share increased approximately 20.8% compared to last fiscal year.

•	Our strong financial position allowed us to pay a cash dividend of $29.1 million in August 2018.

•	The total value of inventories on hand at the end of fiscal 2019 decreased by $17.3 million, or 9.9%, in comparison to the total value of inventories on hand at the end of fiscal 2018.

We have seen acquisition costs for pecans and walnuts decline in the 2018 crop year (which falls into our current 2019 fiscal year), as well as declining acquisition costs for cashews. While we completed our procurement of the current year crop of inshell walnuts during the second quarter of fiscal 2019, the total payments to our walnut growers were not determined until the third quarter of fiscal 2019, which is typical. The final prices paid to the walnut growers were based upon prevailing market prices and other factors, such as crop size and export demand. At June 27, 2019 there are no amounts due to walnut growers.

Results of Operations

The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2019 to fiscal 2018 and from fiscal 2018 to fiscal 2017.

	Percentage of Net Sales			Percentage Change
	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2019 vs. 2018	Fiscal 2018 vs. 2017
Net sales	100.0%	100.0%	100.0%	(1.4)%	5.0%
Gross profit	18.1	15.6	16.8	13.9	(2.1)
Selling expenses	7.1	6.0	5.9	16.7	7.1
Administrative expenses	4.3	3.3	3.7	27.5	(7.1)

Fiscal 2019 Compared to Fiscal 2018

Net Sales

Our net sales decreased 1.4% to $876.2 million for fiscal 2019 from $888.9 million for fiscal 2018. Sales volume increased by 1.4% for fiscal 2019 in comparison to sales volume for fiscal 2018. The decline in net sales was driven by a 2.8% decrease in the weighted average sales price per pound, which primarily occurred as a result of a shift in sales volume from higher priced tree nut products to lower priced peanut and trail mix products. Lower selling prices for products containing cashews and pecans, driven by lower commodity acquisition costs, also contributed to the decrease in net sales. The decline in net sales from lower selling prices due to commodity deflation for certain tree nuts was partially offset by the increase in sales volume.

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2019	Fiscal 2018
Peanuts	18.0%	15.7%
Pecans	12.9	14.0
Cashews & Mixed Nuts	23.0	24.6
Walnuts	8.9	9.0
Almonds	14.4	15.5
Trail & Snack Mixes	17.3	15.5
Other	5.5	5.7

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2019	Fiscal 2018	Change	Percent Change
Consumer (1)	$625,581	$589,867	$35,714	6.1%
Commercial Ingredients	140,103	154,114	(14,011)	(9.1)
Contract Packaging	110,517	144,950	(34,433)	(23.8)

Total	$876,201	$888,931	$(12,730)	(1.4)%

(1)

Sales of branded products were approximately 37% and 38% of total consumer channel sales during fiscal 2019 and 2018, respectively. Fisher branded products were approximately 69% and 75% of branded sales during fiscal 2019 and 2018 respectively, with branded produce products accounting for most of the remaining branded product sales.

Net sales in the consumer distribution channel increased by 6.1% in dollars and 10.5% in sales volume in fiscal 2019 compared to fiscal 2018. The sales volume increase was primarily driven by a 13.0% increase in sales of private brand trail mixes and snack nuts resulting from distribution gains with new and existing customers. Increased sales of Orchard Valley Harvest produce products and Fisher snack nuts also contributed to the increase in sales volume. A 13.3% sales volume increase for our Orchard Valley Harvest produce products came primarily from distribution gains for the salad toppers product line and distribution gains with new and existing customers. Sales volume for Fisher snack nuts increased by 4.3% due to distribution gains at an existing customer and increased promotional activity for our Oven Roasted Never Fried product line. Accounting for 10.9% of the sales volume increase was the additional sales volume related to Southern Style Nuts snack mix products resulting from the Acquisition which occurred late in our fiscal 2018 second quarter. Beginning in December 2017, Squirrel Brand sales volume is included in the consumer and commercial ingredients distribution channels. Squirrel Brand sales volume for fiscal 2018 was included in the contract packaging distribution channel through November 2017, because Squirrel Brand was a contract packaging customer until the Acquisition. Sales volume for Fisher recipe nuts declined 12.3% primarily due to competitive pricing pressure from private brand recipe nuts and some lost distribution at an existing major customer. However, IRi market data from June 2019 indicates that Fisher recipe nuts continue to be the branded market share leader in the overall recipe nut category.

Net sales in the commercial ingredients distribution channel decreased by 9.1% in dollars and 7.3% in sales volume compared to fiscal 2018. The sales volume decrease was primarily due to lower sales of bulk products to other food manufacturers.

Net sales in the contract packaging distribution channel decreased by 23.8% in dollars and 20.2% in sales volume in fiscal 2019 compared to fiscal 2018. The decline in sales volume mainly came from the discontinuance of a product line and a reduction in unit ounce weights for tree nut items implemented by an existing contract packaging customer, as well as the loss of some bulk business with another existing customer. The sales volume decrease was also due to our acquisition of the Squirrel Brand business at the end of November 2017, as discussed above.

Gross Profit

Gross profit increased 13.9% to $158.3 million in fiscal 2019 from $138.9 million in fiscal 2018. Our gross profit margin, as a percentage of sales, increased to 18.1% for fiscal 2019 from 15.6% for fiscal 2018.

The increases in gross profit and gross profit margin were mainly attributable to lower commodity acquisition costs for walnuts, pecans and cashews. The 1.4% increase in sales volume also contributed to the increase in gross profit.

Operating Expenses

Total operating expenses for fiscal 2019 increased by $17.0 million to $99.7 million. Operating expenses as a percent of net sales was 11.4% for fiscal 2019 and 9.3% for fiscal 2018. The increase in total operating expenses was mainly due to increases in incentive compensation, other compensation, shipping and advertising expenses. Additionally, total operating expenses included $2.5 million for consulting and legal expense related to an acquisition opportunity that we explored but ultimately elected not to pursue and a $1.0 million increase in amortization expense related to the acquisition of the Squirrel Brand business that occurred in the second quarter of fiscal 2018.

Selling expenses for fiscal 2019 were $61.8 million, an increase of $8.8 million, or 16.7%, over the amount recorded for fiscal 2018. The increase was driven by a $5.9 million increase in compensation related expenses, primarily incentive compensation expense, a $1.7 million increase in freight expense due to an increase in delivered sales pounds coupled with rising costs in the transportation industry in the first two quarters of fiscal 2019 and a $0.6 million increase in advertising expense to support our new Oven Roasted Never Fried Fisher snack line.

Administrative expenses for fiscal 2019 were $38.0 million, an increase of $8.2 million, or 27.5%, from the amount recorded for fiscal 2018. The increase was driven by a $6.6 million increase in compensation related expenses, primarily incentive compensation expense, a $1.5 million increase in consulting expense and a $1.0 million increase in amortization expense that is associated with the Acquisition. Partially offsetting these increases was a $0.6 million decrease in personnel expense and $0.6 million decrease in the loss on asset disposals.

Income from Operations

Due to the factors discussed above, our income from our operations was $58.5 million, or 6.7% of net sales, for fiscal 2019, compared to $56.2 million, or 6.3% of net sales, for fiscal 2018.

Interest Expense

Interest expense was $3.1 million for fiscal 2019 compared to $3.5 million for fiscal 2018. The decrease in interest expense was due to lower average debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $1.1 million for fiscal 2019 compared to $1.4 million for fiscal 2018.

Other Expense

Other expense consists of pension related expenses other than the service cost component and was $1.9 million and $2.0 million for fiscal 2019 and fiscal 2018, respectively.

Income Tax Expense

Income tax expense was $13.0 million, or 24.7% of income before income taxes (the “Effective Tax Rate”), for fiscal 2019 compared to $16.9 million, or 34.1% of income before income taxes, for fiscal 2018. The decrease in the Effective Tax Rate for fiscal 2019 was primarily due to the reduction of the federal statutory rate to 21% effective January 1, 2018 due to the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). Due to our fiscal year ending in June, our federal statutory rate was approximately 28% for fiscal 2018. Further increasing the Effective Tax Rate of fiscal 2018 was a $3.1 million non-cash charge to reduce our net deferred tax assets due to Tax Reform.

Net Income

Net income was $39.5 million, or $3.45 basic and $3.43 diluted per common share, for fiscal 2019, compared to $32.5 million, or $2.86 basic and $2.84 diluted per common share, for fiscal 2018, due to the factors discussed above.

Fiscal 2018 Compared to Fiscal 2017

The discussion of our results of operations for the fiscal year ended June 28, 2018 compared to the fiscal year ended June 29, 2017 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 28, 2018.

Liquidity and Capital Resources

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended most recently in November 2017 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to consummate business acquisitions, devote more funds to promote our branded products (especially our Fisher and Orchard Valley Harvest brands), reinvest in the Company through capital expenditures, develop new products, pay special and annual cash dividends, and explore other growth strategies outlined in our Strategic Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the last two fiscal years (dollars in thousands):

	June 27, 2019	June 28, 2018	2019 to 2018 $ Change
Operating activities	$83,459	$66,154	$17,305
Investing activities	(14,614)	(34,968)	20,354
Financing activities	(68,703)	(31,692)	(37,011)

Total change in cash	$142	$(506)	$648

Operating Activities. Net cash provided by operating activities was $83.5 million in fiscal 2019, an increase of $17.3 million compared to fiscal 2018. This increase in operating cash flow was due primarily to a $7.0 million increase in net income, combined with a reduced use of working capital for inventory compared to fiscal 2018. Inventories decreased $17.3 million in fiscal 2019 compared to an $8.1 million decrease in inventories in fiscal 2018 which resulted in a net favorable change in cash of $7.3 million.

Total inventories were $157.0 million at June 27, 2019, a decrease of $17.3 million, or 9.9%, from the inventory balance at June 28, 2018. The decrease was primarily due to lower quantities on hand for peanuts and cashews and lower acquisition costs for cashews, walnuts and pecans.

Raw nut and dried fruit input stocks, some of which are classified as work in process, decreased by 6.7 million pounds, or 12.7%, at June 27, 2019 compared to June 28, 2018. The weighted average cost per pound of raw nut and dried fruit input stocks on hand at the end of fiscal 2019 fell by 12.2% compared to the end of fiscal 2018, primarily due to lower acquisition costs for cashews, walnuts and pecans.

Investing Activities. Cash used in investing activities was $14.6 million in fiscal 2019. Capital expenditures accounted for a $15.1 million use of cash in fiscal 2019.

Cash used in investing activities was $35.0 million in fiscal 2018. The payment of the cash portion of the purchase price for the Acquisition was $21.7 million, net. Capital expenditures accounted for a $13.2 million use of cash in fiscal 2018.

We expect total capital expenditures for equipment purchases and upgrades, facility maintenance and food safety enhancements for fiscal 2020 to be approximately $14 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.

Financing Activities. Cash used in financing activities was $68.7 million during fiscal 2019. We paid dividends totaling $29.1 million in fiscal 2019. We repaid $6.9 million of long-term debt during fiscal 2019, $2.9 million of which was related to the Mortgage Facility (as defined below). There was a net decrease in borrowings outstanding under our Credit Facility of $31.3 million during fiscal 2019 which occurred, in part, as a result of the decrease in inventory and increased profitability.

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

The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 27, 2019, we were in compliance with all covenants under the Credit Facility, and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At June 27, 2019, we had $113.6 million of available credit under the Credit Facility. If this entire amount were borrowed at June 27, 2019, we would still be in compliance with all restrictive covenants under the Credit Facility.

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 27, 2019, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting, and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of June 27, 2019, $10.1 million of the debt obligation was outstanding.

Squirrel Brand Seller-Financed Note

In November 2017 we completed the Squirrel Brand acquisition. The Acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11.5 million (“Promissory Note”). The principal owner and seller of the Squirrel Brand business was subsequently appointed as an executive officer of the Company and is considered a related party. The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $0.3 million, plus interest, which began in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We can pre-pay the Promissory Note at any time during the three-year period without penalty. At June 27, 2019, the principal amount of $5.8 million of the Promissory Note was outstanding.

Off-Balance Sheet Arrangements

As of June 27, 2019, we were not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Contractual Cash Obligations

At June 27, 2019, we had the following contractual cash obligations for long-term debt (including scheduled interest payments), operating leases, the Credit Facility, purchase obligations, retirement plans and other long-term liabilities (amounts in this subsection in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$34,051	$8,738	$11,316	$5,062	$8,935
Minimum operating lease commitments	6,353	1,715	2,932	1,573	133
Purchase obligations (2)	202,184	202,184	—	—	—
Retirement plans (3)	25,719	803	1,679	1,373	21,864

Total contractual cash obligations	$268,307	$213,440	$15,927	$8,008	$30,932

(1)	See Note 6—“Long-Term Debt” of the Notes to Consolidated Financial Statements for further detail on the Company’s long-term debt obligations.
(2)

The purchase obligations primarily represent inventory purchase commitments and a commitment to purchase capital equipment; however, these amounts exclude purchase commitments under walnut purchase agreements due to the uncertainty of pricing and quantity.

(3)	Represents projected retirement obligations. See Note 12—“Employee Benefit Plans” and Note 13—“Retirement Plan” of the Notes to Consolidated Financial Statements for further details.

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

Revenue Recognition

The Company records revenue based on a five-step model in accordance with Accounting Standards Codification (“ASC”) Topic 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. We sell our products under some arrangements which include customer contracts that fix the sales price for periods, which typically can be up to one year for some commercial ingredient customers, and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and some commercial ingredient users. We recognize revenue as performance obligations are fulfilled, which occurs when control passes to our customers. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Adjustments for estimated promotion allowances, volume and customer rebates and marketing allowances, among others, are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. See Note 2 – “Revenue Recognition” below for additional information on revenue recognition.

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

Goodwill

Goodwill is not amortized, but is tested annually for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, adverse changes in the markets in which we operate, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

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

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 27, 2019, we believe that our deferred tax assets are fully realizable.

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

One significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year-end measurement date) for our plan based upon a hypothetical corporate bond portfolio for which the cash flows match the year-by-year projected benefit cash flows for our pension plan. The hypothetical bond portfolio is comprised of high-quality fixed income debt securities (usually Moody’s Aa3 or higher) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 4.14% for fiscal 2019, 3.99% for fiscal 2018, and 3.61% for fiscal 2017. A 25-basis point increase or decrease in our discount rate assumption for fiscal 2019 would have resulted in an immaterial change in our pension expense for fiscal 2019. For our year-end pension obligation determination, we selected discount rates of 3.56% and 4.14% for fiscal years 2019 and 2018, respectively.

The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. We determine this assumption based on our long-term plans for compensation increases and current economic conditions. Based on this information, we selected 4.1% and 3.4% for fiscal 2019 and 2018, respectively, as the average rate of compensation increase for determining our year-end pension obligation. We used 3.4% for the rate of compensation increase for determination of pension expense for fiscal year 2019 and 4.5% for both fiscal years 2018 and 2017.

The RP-2014 white collar fully generational mortality table with mortality improvement scale MP-2018 published by the Society of Actuaries Retirement Plan Experience Committee was utilized in the preparation of our pension obligation as of June 27, 2019.

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

We are unable to engage in hedging activity related to commodity prices, because there are no established futures markets for nuts; therefore, we can only attempt to pass on the commodity cost increases in the form of price increases to our customers. A hypothetical 1% increase in material costs, without a corresponding price increase, would have decreased gross profit approximately $5.8 million for fiscal 2019. See Part I, Item 1A — “Risk Factors” for a further discussion of the risks and uncertainties related to commodity prices of raw materials and the impact thereof on our business.

Approximately 35% of the dollar value of our total nut purchases for fiscal 2019 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country from where the nuts are purchased, or to other major foreign currencies such as the euro.

We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility; because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had a $0.1 million impact on our net income and cash flows from operating activities for fiscal 2019.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of John B. Sanfilippo & Son, Inc. and its subsidiaries (the “Company”) as of June 27, 2019 and June 28, 2018, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 27, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 27, 2019 and June 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue recognized from customer contracts in fiscal 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting . Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Chicago, Illinois

August 21, 2019

We have served as the Company’s auditor since 1982.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 27, 2019 and June 28, 2018

(dollars in thousands, except share and per share amounts)

	June 27, 2019	June 28, 2018
ASSETS
CURRENT ASSETS:
Cash	$1,591	$1,449
Accounts receivable, less allowance for doubtful accounts of $350 and $270, respectively	60,971	65,426
Inventories	157,024	174,362
Prepaid expenses and other current assets	5,754	6,645

TOTAL CURRENT ASSETS	225,340	247,882

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285
Buildings	109,955	108,540
Machinery and equipment	210,962	198,321
Furniture and leasehold improvements	5,128	5,015
Vehicles	673	526
Construction in progress	1,127	2,618

	337,130	324,305
Less: Accumulated depreciation	228,778	217,689

	108,352	106,616
Rental investment property, less accumulated depreciation of $11,212 and $10,431, respectively	17,831	18,462

TOTAL PROPERTY, PLANT AND EQUIPMENT	126,183	125,078

OTHER LONG TERM ASSETS:
Intangible assets, net	14,626	17,654
Cash surrender value of officers’ life insurance and other assets	9,782	10,565
Deferred income taxes	5,723	5,024
Goodwill	9,650	9,650

TOTAL ASSETS	$391,304	$415,853

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

June 27, 2019 and June 28, 2018

(dollars in thousands, except share and per share amounts)

	June 27, 2019	June 28, 2018
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$—	$31,278
Current maturities of long-term debt, including related party debt of $4,375 and $4,341, respectively and net of unamortized debt issuance costs of $35 and $45, respectively	7,338	7,169
Accounts payable	42,552	60,340
Bank overdraft	901	2,062
Accrued payroll and related benefits	22,101	6,415
Other accrued expenses	11,014	9,929

TOTAL CURRENT LIABILITIES	83,906	117,193

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $11,495 and $15,507, respectively and net of unamortized debt issuance costs of $44 and $79, respectively	20,381	27,356
Retirement plan	24,737	21,288
Other	7,725	7,014

TOTAL LONG-TERM LIABILITIES	52,843	55,658

TOTAL LIABILITIES	136,749	172,851

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,909,406 and 8,865,475 shares issued, respectively	89	89
Capital in excess of par value	122,257	119,952
Retained earnings	137,712	127,320
Accumulated other comprehensive loss	(4,325)	(3,181)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	254,555	243,002

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$391,304	$415,853

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended June 27, 2019, June 28, 2018 and June 29, 2017

(dollars in thousands, except share and per share amounts)

	Year Ended June 27, 2019	Year Ended June 28, 2018	Year Ended June 29, 2017
Net sales	$876,201	$888,931	$846,635
Cost of sales	717,931	750,032	704,712

Gross profit	158,270	138,899	141,923

Operating expenses:
Selling expenses	61,756	52,922	49,392
Administrative expenses	37,990	29,788	32,054

Total operating expenses	99,746	82,710	81,446

Income from operations	58,524	56,189	60,477

Other expense:
Interest expense including $1,143, $1,103 and $785 to related parties, respectively	3,060	3,463	2,910
Rental and miscellaneous expense, net	1,089	1,406	1,296
Other expense	1,947	1,970	2,133

Total other expense, net	6,096	6,839	6,339

Income before income taxes	52,428	49,350	54,138
Income tax expense	12,962	16,850	18,013

Net income	39,466	32,500	36,125
Other comprehensive (loss) income, net of tax:
Amortization of prior service cost and actuarial gain included in net periodic pension cost	778	839	820
Net actuarial (loss) gain arising during the period	(1,922)	384	1,201

Other comprehensive (loss) income, net of tax	(1,144)	1,223	2,021

Comprehensive income	$38,322	$33,723	$38,146

Net income per common share — basic	$3.45	$2.86	$3.19

Net income per common share — diluted	$3.43	$2.84	$3.17

Cash dividends declared per share	$2.55	$2.50	$5.00

Weighted average shares outstanding — basic	11,430,174	11,383,080	11,317,149

Weighted average shares outstanding — diluted	11,501,412	11,449,386	11,403,605

The accompanying notes are an integral part of these consolidated financial statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended June 27, 2019, June 28, 2018 and June 29, 2017

(dollars in thousands, except per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 30, 2016	2,597,426	$26	8,725,715	$87	$115,136	$143,573	$(6,425)	$(1,204)	$251,193
Net income						36,125			36,125
Cash dividends ($5.00 per common share)						(56,464)			(56,464)
Pension liability amortization, net of income tax expense of $502							820		820
Pension liability adjustment, net of income tax expense of $737							1,201		1,201
Equity award exercises			75,926	1	62				63
Stock-based compensation expense					2,504				2,504
Effect of adopting ASU 2016-09					70	(44)			26

Balance, June 29, 2017	2,597,426	$26	8,801,641	$88	$117,772	$123,190	$(4,404)	$(1,204)	$235,468
Net income						32,500			32,500
Cash dividends ($2.50 per common share)						(28,370)			(28,370)
Pension liability amortization, net of income tax expense of $280							839		839
Pension liability adjustment, net of income tax expense of $127							384		384
Equity award exercises, net of shares withheld for employee taxes			63,834	1	(616)				(615)
Stock-based compensation expense					2,796				2,796

Balance, June 28, 2018	2,597,426	$26	8,865,475	$89	$119,952	$127,320	$(3,181)	$(1,204)	$243,002
Net income						39,466			39,466
Cash dividends ($2.55 per common share)						(29,074)			(29,074)
Pension liability amortization, net of income tax expense of $274							778		778
Pension liability adjustment, net of income tax benefit of $675							(1,922)		(1,922)
Equity award exercises, net of shares withheld for employee taxes			43,931	—	(339)				(339)
Stock-based compensation expense					2,644				2,644

Balance, June 27, 2019	2,597,426	$26	8,909,406	$89	$122,257	$137,712	$(4,325)	$(1,204)	$254,555

The accompanying notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 27, 2019, June 28, 2018 and June 29, 2017

(dollars in thousands)

	Year Ended June 27, 2019	Year Ended June 28, 2018	Year Ended June 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,466	$32,500	$36,125
Depreciation and amortization	17,045	15,430	15,559
(Gain) Loss on disposition of properties, net	(164)	480	71
Deferred income tax (benefit) expense	(298)	3,664	(1,744)
Stock-based compensation expense	2,644	2,796	2,504
Change in assets and liabilities, net of Acquisition:
Accounts receivable, net	4,447	1,751	13,243
Inventories	17,338	10,015	(25,847)
Prepaid expenses and other current assets	(470)	(1,074)	201
Accounts payable	(16,958)	8,876	6,384
Accrued expenses	15,784	(8,598)	1,484
Income taxes receivable/payable	2,348	(2,659)	2,217
Other long-term liabilities	711	501	579
Other long-term assets	(404)	375	(266)
Other, net	1,970	2,097	2,158

Net cash provided by operating activities	83,459	66,154	52,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,075)	(13,229)	(10,885)
Acquisition of Squirrel Brand L.P.	—	(21,727)	—
Proceeds from insurance recoveries	429	—	—
Other, net	32	(12)	342

Net cash used in investing activities	(14,614)	(34,968)	(10,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term (repayments) borrowings	(31,278)	1,822	17,372
Principal payments on long-term debt	(6,851)	(5,659)	(3,482)
(Decrease) increase in bank overdraft	(1,161)	1,130	121
Dividends paid	(29,074)	(28,370)	(56,464)
Proceeds from the exercise of stock options	—	16	63
Taxes paid related to net share settlement of equity awards	(339)	(631)	—

Net cash used in financing activities	(68,703)	(31,692)	(42,390)

NET INCREASE (DECREASE) IN CASH	142	(506)	(265)
Cash, beginning of period	1,449	1,955	2,220

Cash, end of period	$1,591	$1,449	$1,955

Supplemental disclosures of cash flow information:
Interest paid	$2,872	$3,357	$2,763
Income taxes paid, excluding refunds of $16, $40, and $232, respectively	10,883	15,846	17,635

Supplemental disclosure of non-cash investing activities:
Acquisition of Squirrel Brand L.P. through note payable, see Note 6	$—	$11,500	$—

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

Accounts Receivable

Accounts receivable are stated at the amounts charged to customers, less allowances for doubtful accounts and reserves for estimated cash discounts and customer deductions. The allowance for doubtful accounts is calculated by specifically identifying customers that are credit risks and estimating the extent that other non-specifically identified customers will become credit risks. Account balances are charged off against the allowance when we conclude that it is probable the receivable will not be recovered. The reserve for estimated cash discounts is based on historical experience. The reserve for customer deductions represents known customer short payments and an estimate of future credit memos that will be issued to customers related to rebates and allowances for marketing and promotions based on agreed upon programs and historical experience.

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

Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 27, 2019	Year Ended June 28, 2018	Year Ended June 29, 2017
Depreciation expense	$14,017	$13,414	$14,190

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives

Buildings	10 to 40 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 5 years

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

Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of our single reporting unit are identified (similar to impairment indicators above). During fiscal 2019 we elected to perform a qualitative impairment test which indicated no indicators of goodwill impairment.

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

Facility Consolidation Project/Real Estate Transactions

In April 2005, we acquired property to be used for the Elgin Site. Two buildings are located on the Elgin Site, one of which is an office building. Approximately 65% of the rentable area in the office building is currently vacant. Approximately 29% of the rentable area has not been built-out. The other building, a warehouse, was expanded and modified for use as our principal processing facility and headquarters. The allocation of the purchase price to the two buildings was determined through a third-party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the warehouse building is included in “Property, plant and equipment”.

The net rental expense from the office building is included in the caption “Rental and miscellaneous expense, net”. Gross rental income and rental (expense), net for the last three fiscal years are as follows:

	Year ended June 27, 2019	Year ended June 28, 2018	Year ended June 29, 2017
Gross rental income	$1,978	$1,988	$2,003
Rental (expense), net (1)	(1,104)	(1,420)	(1,311)

(1)	Includes annual depreciation expense of approximately $800.

Expected future gross rental income under operating leases within the office building is as follows for the fiscal years ending:

June 25, 2020	$2,015
June 24, 2021	1,816
June 30, 2022	1,599
June 29, 2023	1,618
June 27, 2024	1,638
Thereafter	2,319

$11,005

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

The carrying values of cash, trade accounts receivable and accounts payable approximate their fair values at June 27, 2019 and June 28, 2018 because of the short-term maturities and nature of these balances.

The carrying value of our Credit Facility (as defined in Note 5 – “Revolving Credit Facility” in the Notes to Consolidated Financial Statements below) borrowings approximates fair value at June 28, 2018 because interest rates on this instrument approximate current market rates (Level 2 criteria), the short-term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	June 27, 2019	June 28, 2018
Carrying value of long-term debt:	$27,798	$34,649
Fair value of long-term debt:	27,720	33,482

The estimated fair value of long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Revenue Recognition

The Company records revenue based on a five-step model in accordance with ASC Topic 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. We sell our products under some arrangements which include customer contracts that fix the sales price for periods, which typically can be up to one year for some commercial ingredient customers, and through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and some commercial ingredient users. We recognize revenues as performance obligations are fulfilled, which occurs when control passes to our customers. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Adjustments for estimated promotion allowances, volume and customer rebates and marketing allowances, among others, are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. See Note 2 – “Revenue Recognition” below for additional information on revenue recognition.

Significant Customers and Concentration of Credit Risk

The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. We are subject to concentrations of credit risk, primarily in trade accounts receivable, and we attempt to mitigate this risk through our credit evaluation process, collection terms and through geographical dispersion of sales. Sales to two customers exceeded 10% of net sales during fiscal 2019. Sales to three customers exceeded 10% of net sales during fiscal 2018 and fiscal 2017. In total, sales to these customers represented approximately 43%, 54% and 53% of our net sales in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. In total, net accounts receivable from these customers were 40% and 62% of net accounts receivable at June 27, 2019 and June 28, 2018, respectively.

Marketing and Advertising Costs

Marketing and advertising costs are incurred to promote and support branded products in the consumer distribution channel. These costs are generally expensed as incurred, recorded in selling expenses and were as follows for the last three fiscal years:

	Year ended June 27, 2019	Year ended June 28, 2018	Year ended June 29, 2017
Marketing and advertising expense	$11,936	$11,290	$10,064

Shipping and Handling Costs

Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. Shipping and handling costs for the last three fiscal years were as follows:

	Year ended June 27, 2019	Year ended June 28, 2018	Year ended June 29, 2017
Shipping and handling costs	$23,086	$20,418	$17,682

Research and Development Expenses

Research and development expense represents the cost of our research and development personnel and their related expenses and is charged to selling expenses as incurred. Research and development expenses for the last three fiscal years were as follows:

	Year ended June 27, 2019	Year ended June 28, 2018	Year ended June 29, 2017
Research and development expense	$892	$701	$658

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

We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 27, 2019, we believe that our deferred tax assets are fully realizable.

Earnings per Share

Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock.

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	Year ended June 27, 2019	Year ended June 28, 2018	Year ended June 29, 2017
Weighted average number of shares outstanding — basic	11,430,174	11,383,080	11,317,149
Effect of dilutive securities:
Stock options and restricted stock units	71,238	66,306	86,456

Weighted average number of shares outstanding — diluted	11,501,412	11,449,386	11,403,605

The following table presents a summary of anti-dilutive awards excluded from the computation of diluted earnings per share:

	Year ended June 27, 2019	Year ended June 28, 2018	Year ended June 29, 2017
Weighted average number of anti-dilutive shares:	—	—	1,068
Weighted average exercise price per share:	$—	$—	$65.35

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

Recent Accounting Pronouncements

The following recent accounting pronouncements have been adopted in the current fiscal year:

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and created a new ASC Topic 606, Revenue from Contracts with Customers, and added ASC Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. The guidance in this Update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On June 29, 2018 we adopted Topic 606 using the full retrospective method. Under the full retrospective method, all periods presented are now presented under Topic 606. A cumulative effect of initially applying the new revenue standard for the earliest balance sheet period presented has been accounted for and was immaterial. See Note 2 – “Revenue Recognition” below for additional details.

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

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting is the inclusion of the annual disclosure of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We adopted the provisions of this new rule beginning with our fiscal 2019 financial reporting. We now include our Consolidated Statements of Stockholders’ Equity with each quarterly filing on Form 10-Q and have removed the dividends per share disclosure from the Consolidated Statements of Comprehensive Income in interim filings. We have also removed the disclosure on high and low trading prices within Part II, Item 5 — “Market for Registrants Common Equity and Related Stockholder Matters” in the 2019 Annual Report on Form 10-K.

In March 2019, the SEC issued Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K. The amendments are intended to simplify certain disclosure requirements, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019, except for specific amendments that are effective as cited in the rule. The Company has adopted the provisions of this new rule beginning with the 2019 Annual Report on Form 10-K. The Company now includes its trading symbol for each class of registered securities on the Form 10-K cover page and other reports filed with the SEC under the Exchange Act. We also simplified certain annual disclosures, for example, by removing the analysis of the earliest of the three years discussed within Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The final rule does not have an impact on our Consolidated Financial Statements.

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

We have implemented processes and information technology tools to assist in our ongoing lease data analysis. We have also updated our accounting policies and internal controls that are impacted by the new guidance, to ensure readiness for adoption in the first quarter of fiscal 2020. We plan to adopt ASU 2016-02 utilizing the modified retrospective transition method and will not recast comparative periods in transition to the new standard. In addition, the new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. Based on our current portfolio of leases, the Company expects the impact of these new standards to result in the recognition of new right-of-use (ROU) assets and lease liabilities of approximately $5,200 to $5,700 upon adoption and to lead to increased financial statement disclosures. The new standard also provides practical expedients for an entity’s initial and ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

NOTE 2 — REVENUE RECOGNITION

On June 29, 2018 we adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the full retrospective method. See Note 1 – “Recent Accounting Pronouncements” for additional information. For each customer contract a five-step process is now followed in which we identify the contract, identify performance obligations, determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when (or as) the performance obligation is transferred to the customer. As a result of adopting Topic 606 we have updated our accounting policy for revenue recognition as follows:

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

Revenue recognition is generally completed at a point in time when product control is transferred to the customer. For approximately 99% of our revenues, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can then direct the use and obtain substantially all of the remaining benefits from the asset at that point in time. Therefore, for 99% of our revenues, the timing of revenue recognition requires minimal judgment and does not change compared to previous revenue recognition guidance. However, certain transactions within our contract packaging distribution channel include contracts to develop, manufacture and deliver customized or proprietary products, which have no alternative use for the Company in the event the customer cancels the contract. In addition, for certain of these transactions the Company has the right to payment for performance completed to date. As a result, the revenue for products that are considered assets with no alternative use is now recognized over time. The value of these assets with no alternative use at period-end (an output method) is used as the basis to recognize revenue, which faithfully depicts our performance towards complete satisfaction of the performance obligation. This generally results in revenue recognition approximately one month earlier compared to previous revenue recognition guidance. The amount of contract revenue recognized over time is generally immaterial to total revenue recognized for any given period.

The performance obligations in our contracts are satisfied within one year, and typically much less. As such, we have not disclosed the transaction price allocated to remaining performance obligations for any periods presented.

Significant Payment Terms

Our customer contracts identify the product, quantity, price, payment and final delivery terms. Payment terms usually include early pay discounts. We grant payment terms consistent with industry standards. On a limited basis some payment terms may be extended, however, no payment terms beyond six months are granted at contract inception. The average customer payment is received within approximately 31 days of the invoice date. As a result, we do not adjust the promised amount of consideration for the effects of a significant financing component because the period between our transfer of a promised good or service to a customer and the customer’s payment for that good or service will be six months or less.

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

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. Contract asset balances at June 27, 2019 and June 28, 2018 were $117 and $336, respectively, and are recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Contract Costs

The Company does not incur significant fulfillment costs requiring capitalization.

Disaggregation of Revenue

Revenue disaggregated by distribution channel is as follows:

	For the Year Ended
Distribution Channel	June 27, 2019	June 28, 2018
Consumer	$625,581	$589,867
Commercial Ingredients	140,103	154,114
Contract Packaging	110,517	144,950

Total	$876,201	$888,931

Impact of Adoption

The Company adopted Topic 606 using the full retrospective basis on June 29, 2018. The prior period comparative information for the fiscal 2018 has been recast to reflect the requirements of Topic 606. The impact on fiscal 2017 was immaterial. The impact of Topic 606 on the Consolidated Statement of Comprehensive Income for the year ended June 28, 2018 was as follows:

	Year ended June 28, 2018 as previously reported	Impact of Adoption	As Adjusted
Net sales	$888,595	$336	$888,931
Gross profit	138,819	80	138,899
Income from operations	56,109	80	56,189
Net income	$32,420	$80	$32,500
Earnings per share-basic	$2.85	$0.01	$2.86
Earnings per share-diluted	$2.83	$0.01	$2.84

The impact of Topic 606 on the comparative Consolidated Balance Sheet and Consolidated Statement of Cash Flows was not material.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 27, 2019	June 28, 2018
Raw material and supplies	$58,927	$73,209
Work-in-process and finished goods	98,097	101,153

	$157,024	$174,362

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following:

	June 27, 2019	June 28, 2018
Customer relationships	$21,100	$21,100
Non-compete agreements	270	270
Brand names	16,990	16,990

Total intangible assets, gross	38,360	38,360

Less accumulated amortization:
Customer relationships	(14,466)	(12,182)
Non-compete agreements	(86)	(32)
Brand names	(9,182)	(8,492)

Total accumulated amortization	(23,734)	(20,706)

Net intangible assets	$14,626	$17,654

Customer relationships relate to the Squirrel Brand acquisition completed in fiscal 2018 and the Orchard Valley Harvest (“OVH”) acquisition completed in fiscal 2010. The customer relationships resulting from the OVH acquisition were fully amortized in fiscal 2017. The brand names consist primarily of the Squirrel Brand and Southern Style Nuts brand names acquired in fiscal 2018 and the Fisher brand name, which we acquired in a 1995 acquisition. The Fisher brand name was fully amortized in fiscal 2011. The remainder of the brand name relates to the OVH acquisition, which was fully amortized in fiscal 2015.

Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of Comprehensive Income, was as follows for the last three fiscal years:

	Year ended June 27, 2019	Year ended June 28, 2018	Year ended June 29, 2017
Amortization of intangible assets	$3,028	$2,016	$1,369

Expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 25, 2020	2,501
June 24, 2021	2,165
June 30, 2022	1,896
June 29, 2023	1,657
June 27, 2024	1,414

Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition completed in fiscal 2018. The changes in the carrying amount of goodwill during the two fiscal years ended June 27, 2019 are as follows:

Gross goodwill balance at June 30, 2017	$8,766
Accumulated impairment losses	(8,766)

Net balance at June 30, 2017	—
Goodwill acquired during fiscal 2018	9,650

Balance at June 27, 2019	$9,650

NOTE 5 — REVOLVING CREDIT FACILITY

On February 7, 2008, we entered into a Credit Agreement with a bank group (the “Bank Lenders”) providing a $117,500 revolving loan commitment and letter of credit subfacility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than real property, machinery and equipment and fixtures.

At June 27, 2019 there were no borrowings on the line of credit. At June 28, 2018, the weighted average interest rate for the Credit Facility was 3.90%. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 27, 2019, we were in compliance with the financial covenant under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the next twelve months. At June 27, 2019, we had $113,550 of available credit under the Credit Facility which reflects reduced availability as a result of $3,950 in outstanding letters of credit. We would still be in compliance with all restrictive covenants under the Credit Facility if this entire amount were borrowed.

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

On November 29, 2017, we entered into the Consent and Ninth Amendment to our Credit Agreement (the “Ninth Amendment”). The Ninth Amendment provided lender consent for us to incur unsecured debt (in particular, the Promissory Note) in connection with our acquisition of the Squirrel Brand business, and for: (i) the incurrence of unsecured debt in connection with the Acquisition and (ii) the Acquisition to constitute a “Permitted Acquisition” under the terms of the Credit Agreement. The Ninth Amendment also modified our collateral reporting requirements.

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 27, 2019	June 28, 2018
Mortgage Facility (“Tranche A”), collateralized by real property, due in monthly installments of $230 including interest at 4.25% per annum with a final payment due March 1, 2023	$9,542	$11,841
Mortgage Facility (“Tranche B”), collateralized by real property, due in monthly installments of $57 including interest at 4.25% per annum with a final payment due March 1, 2023	2,386	2,960
Squirrel Brand Seller-Financed Note to a related party (“Promissory Note”), unsecured, due in monthly principal installments of $319 plus interest at 5.5% per annum beginning in January 2018 through November 30, 2020	5,750	9,264
Selma, Texas facility financing obligation to related parties, due in monthly installments of $103 through September 1, 2026	10,120	10,584
Unamortized debt issuance costs	(79)	(124)

	27,719	34,525
Less: Current maturities, net of unamortized debt issuance costs	(7,338)	(7,169)

Total long-term debt, net of unamortized debt issuance costs	$20,381	$27,356

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

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110,000 and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 27, 2019, we were in compliance with all financial covenants under the Mortgage Facility. The carrying amount of assets pledged as collateral for the Mortgage Facility was approximately $69,408 at June 27, 2019.

In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties had an initial ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we signed a lease renewal which exercised two five-year renewal options and extended the term of our Selma lease to September 18, 2026. The lease extension also reduced the base monthly lease amount to $103, beginning in September 2016. One five-year renewal option remains. Also, we currently have the option to purchase the properties from the partnerships at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby the purchase price was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. The balance of the debt obligation outstanding at June 27, 2019 was $10,120.

In November 2017, we completed the Squirrel Brand acquisition which was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11,500. The principal owner and seller of the Squirrel Brand business was subsequently appointed as an executive officer of the Company and is considered a related party. The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $319, plus interest which began in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We can pre-pay the Promissory Note at any time during the three-year period without penalty. At June 27, 2019, the principal amount of $5,750 of the Promissory Note was outstanding. Interest paid on the Promissory Note for the fiscal year ended June 27, 2019 was $413.

Aggregate maturities of long-term debt are as follows for the fiscal years ending:

June 25, 2020	$7,373
June 24, 2021	5,625
June 30, 2022	3,886
June 29, 2023	3,209
June 27, 2024	718
Thereafter	6,987

$27,798

NOTE 7 — INCOME TAXES

The provision for income taxes is based entirely on income before income taxes earned in the United States, and is as follows for the last three fiscal years:

	For the Year Ended:
	June 27, 2019	June 28, 2018	June 29, 2017
Current:
Federal	$10,309	$10,722	$17,013
State	2,951	2,464	2,744

Total current expense	13,260	13,186	19,757
Deferred:
Deferred federal	395	3,902	(1,698)
Deferred state	(693)	(238)	(46)

Total deferred (benefit) expense	(298)	3,664	(1,744)

Total income tax expense	$12,962	$16,850	$18,013

The reconciliations of income taxes at the statutory federal income tax rate to income tax expense reported in the Consolidated Statements of Comprehensive Income for the last three fiscal years are as follows:

	June 27, 2019	June 28, 2018	June 29, 2017
Federal statutory income tax rate	21.0%	28.1%	35.0%
State income taxes, net of federal benefit	3.1	3.1	3.3
Impact of Tax Reform	—	6.3	—
Section 162(m) Limitation	1.1	—	—
Research and development tax credit	(0.3)	(0.2)	(0.1)
Domestic manufacturing deduction	—	(2.2)	(3.1)
Windfall tax benefits	(0.2)	(1.0)	(1.8)
Uncertain tax positions	0.1	0.1	0.1
Other	(0.1)	(0.1)	(0.1)

Effective tax rate	24.7%	34.1%	33.3%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Deferred tax assets and liabilities are comprised of the following:

	June 27, 2019	June 28, 2018
Deferred tax assets (liabilities):
Accounts receivable	$332	$305
Employee compensation	1,673	810
Inventory	309	273
Depreciation and amortization	(10,847)	(9,504)
Capitalized leases	1,117	1,020
Goodwill and intangible assets	3,182	3,160
Retirement plan	6,599	5,484
Workers’ compensation	1,862	1,692
Share based compensation	1,305	1,281
Capital loss carryforward	—	112
Other	191	503
Less valuation allowance	—	(112)

Net deferred tax asset — long term	5,723	5,024

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the character necessary during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. During fiscal 2019 and fiscal 2018 the net change in the total valuation allowance was not material. If or when recognized, the tax benefits relating to any reversal of the valuation allowance will be recognized as a reduction of income tax expense.

For the years ending June 27, 2019 and June 28, 2018, unrecognized tax benefits and accrued interest and penalties were $259 and $214. Accrued interest and penalties related to uncertain tax positions are not material for any periods presented. Interest and penalties within income tax expense were not material for any period presented. The total gross amounts of unrecognized tax benefits were $240 and $207 at June 27, 2019 and June 28, 2018, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 27, 2019	June 28, 2018	June 29, 2017
Beginning balance	$207	$174	$24
Gross increases — tax positions in prior year	—	6	7
Gross decreases — tax positions in prior year	(6)	—	—
Settlements	—	—	—
Gross increases — tax positions in current year	39	27	23
Lapse of statute of limitations	—	—	120

Ending balance	$240	$207	$174

Unrecognized tax benefits, that if recognized, would affect the annual effective tax rate on income from continuing operations, are as follows:

	June 27, 2019	June 28, 2018	June 29, 2017
Unrecognized tax benefits that would affect annual effective tax rate	$217	$177	$136

During fiscal 2019, the change in unrecognized tax benefits due to statute expiration was not material. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

There were certain changes in state tax laws during the period, for which the impact was insignificant. We file income tax returns with federal and state tax authorities within the United States of America. Our federal and Illinois tax returns are open for audit for fiscal 2016 through 2018. Our California tax returns for fiscal 2015 through 2018 are open for audit. No other tax jurisdictions are material to us.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We primarily lease material handling equipment pursuant to agreements accounted for as operating leases. Rent expense aggregated under these operating leases was as follows for the last three fiscal years:

	Year ended June 27, 2019	Year ended June 28, 2018	Year ended June 29, 2017
Rent expense related to operating leases	$1,981	$1,988	$1,880

Aggregate non-cancelable lease commitments under these operating leases with initial or remaining terms greater than one year are as follows:

Fiscal year ending
June 25, 2020	1,715
June 24, 2021	1,540
June 30, 2022	1,392
June 29, 2023	1,109
June 27, 2024	464
Thereafter	133

$6,353

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

NOTE 10 — STOCK-BASED COMPENSATION PLANS

At our annual meeting of stockholders on October 29, 2014, our stockholders approved a new equity incentive plan (the “2014 Omnibus Plan”) under which awards of options and other stock-based awards may be made to employees, officers or non-employee directors of our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, RSUs, stock appreciation rights (“SARs”), performance shares, performance units, Common Stock or dividends and dividend equivalents. As of June 27, 2019, there were 726,248 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. Under the terms of the Omnibus Plan, the total number of shares of Common Stock with respect to which options or SARs may be granted in any calendar year to any participant may not exceed 500,000 shares (this limit applies separately with respect to each type of award). Additionally, under the terms of the 2014 Omnibus Plan, for awards of restricted stock, RSUs, performance shares or other stock-based awards that are intended to qualify as performance-based compensation: (i) the total number of shares of Common Stock that may be granted in any calendar year to any participant may not exceed 250,000 shares (this limit applies separately to each type of award) and (ii) the maximum amount that may be paid to any participant for awards that are payable in cash or property other than Common Stock in any calendar year is $5,000. During fiscal 2017, the Board of Directors adopted an equity grant cap which further restricted the number of awards that could be made to any one participant or in the aggregate. The equity grant cap limited the number of awards to 250,000 awards to all participants and 20,000 awards to any one participant. Except as set forth in the 2014 Omnibus Plan, RSUs have vesting periods of three years for awards to employees and one year for awards to non-employee members of the Board of Directors. Recipients of RSUs have the option to defer receipt of vested shares until a specified later date, typically soon after separation from the Company. The exercise price of stock options is determined as set forth in the 2014 Omnibus Plan by the Compensation Committee of our Board of Directors and must be at least the fair market value of the Common Stock on the date of grant. Except as set forth in the 2014 Omnibus Plan, stock options expire upon termination of employment or directorship, as applicable. Stock options granted under the 2014 Omnibus Plan are exercisable 25% annually commencing on the first anniversary date of grant and become fully exercisable on the fourth anniversary date of grant. Options generally will expire no later than ten years after the date on which they were granted. We issue new shares of Common Stock upon exercise of stock options.

We determine the fair value of stock option awards using the Black-Scholes option-pricing model; however, there were no options granted in fiscal 2019, fiscal 2018 or fiscal 2017.

The following is a summary of stock option activity for the year ended June 27, 2019:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at June 28, 2018	500	$8.71
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable at June 27, 2019	500	$8.71	2.6	$35

The following table summarizes the total intrinsic value of all options exercised and the total cash received from the exercise of options for the last three fiscal years:

	Year ended June 27, 2019	Year ended June 28, 2018	Year ended June 29, 2017
Total intrinsic value of options exercised	$—	$79	$374
Total cash received from exercise of options	$—	$16	$63

The fair value of RSUs is generally determined based on the market price of our Common Stock on the date of grant. The fair value of RSUs granted for the years ended June 27, 2019, June 28, 2018 and June 29, 2017 was $3,334, $3,296 and $2,773, respectively.

The following is a summary of RSU activity for the year ended June 27, 2019:

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at June 28, 2018	189,068	$46.35
Granted	57,984	57.51
Vested (a)	(49,179)	55.79
Forfeited	(8,881)	57.46

Outstanding at June 27, 2019	188,992	$46.79

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.

At June 27, 2019 there were 55,628 RSUs outstanding that were vested but deferred. At June 28, 2018 there were 61,008 RSUs outstanding that were vested but deferred. The non-vested RSUs at June 27, 2019 will vest over a weighted-average period of 1.4 years. The fair value of RSUs that vested for the years ended June 27, 2019, June 28, 2018 and June 29, 2017 was $2,744, $2,680 and $1,910, respectively.

The following table summarizes compensation cost charged to earnings for all equity compensation plans and the total income tax benefit recognized for the last three fiscal years:

	Year ended June 27, 2019	Year ended June 28, 2018	Year ended June 29, 2017
Compensation cost charged to earnings	$2,644	$2,796	$2,504
Income tax benefit recognized	661	895	951

At June 27, 2019, there was $3,688 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.4 years.

NOTE 11 — CASH DIVIDENDS

Our Board of Directors declared the following cash dividends payable in fiscal 2019 and fiscal 2018:

Declaration Date	Record Date	Dividend Per Share	Total Amount	Payment Date
July 10, 2018	August 3, 2018	$2.55	$29,074	August 17, 2018
July 11, 2017	August 2, 2017	$2.50	$28,370	August 15, 2017

On July 10, 2019, our Board of Directors declared a special cash dividend of $2.40 per share and a regular annual cash dividend of $0.60 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company. Refer to Note 19 – “Subsequent Event” below.

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

	Year ended June 27, 2019	Year ended June 28, 2018	Year ended June 29, 2017
401(k) plan expense	$2,040	$1,741	$1,664

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

The total Route pension liability was as follows for the last two fiscal years:

	June 27, 2019	June 28, 2018
Route pension liability	$251	$323

Virtually all of our salaried employees participate in our Sanfilippo Value Added Plan (as amended, the “SVA Plan”), which is a cash incentive plan (an economic value added-based program) administered by our Compensation Committee. We accrue expense related to the SVA Plan in the annual period that the economic performance underlying such performance occurs. This method of expense recognition properly matches the expense associated with improved economic performance with the period the improved performance occurs on a systematic and rational basis. The SVA Plan payments, if any, are paid to participants in the first quarter of the following fiscal year.

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

The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 27, 2019	June 28, 2018
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$21,934	$21,641
Service cost	610	607
Interest cost	895	851
Actuarial loss (gain)	2,597	(511)
Benefits paid	(654)	(654)

Projected benefit obligation at end of year	$25,382	$21,934

The accumulated benefit obligation, which represents benefits earned up to the measurement date, was $20,985 and $18,582 at June 27, 2019 and June 28, 2018, respectively.

Components of the actuarial loss (gain) portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 27, 2019	June 28, 2018	June 29, 2017
Actuarial Loss (Gain)
Change in assumed pay increases	$293	$(56)	$124
Change in discount rate	2,174	(523)	(1,402)
Change in mortality assumptions	(69)	(117)	(193)
Other	199	185	(467)

Actuarial loss (gain)	$2,597	$(511)	$(1,938)

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 27, 2019	June 28, 2018	June 29, 2017
Service cost	$610	$607	$631
Interest cost	895	851	811
Recognized loss amortization	95	162	365
Prior service cost amortization	957	957	957

Net periodic pension cost	$2,557	$2,577	$2,764

Significant assumptions related to our SERP include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the average rate of compensation expense increase by SERP participants, and anticipated mortality rates. The RP-2014 white collar fully generational mortality table with mortality improvement scale MP-2018 was utilized in the preparation of our pension obligation as of June 27, 2019.

We used the following assumptions to calculate the benefit obligation of our SERP as of the following dates:

	June 27, 2019	June 28, 2018
Discount rate	3.56%	4.14%
Average rate of compensation increases	4.13%	3.38%
Bonus payment	60% - 85% of base, paid 4 of 5 years	60% - 85% of base, paid 4 of 5 years

We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 27, 2019	June 28, 2018	June 29, 2017
Discount rate	4.14%	3.99%	3.61%
Rate of compensation increases	3.38%	4.50%	4.50%
Mortality	RP-2014 white collar with MP- 2017 scale	RP-2014 white collar with MP- 2016 scale	RP-2014 white collar with MP- 2015 scale
Bonus payment	60% -85% of base,paid 4 of 5 years	60% -85% of base,paid 4 of 5 years	60% -85% of base,paid 4 of 5 years

The assumed discount rate is based, in part, upon a discount rate modeling process that considers both high quality long-term indices and the duration of the SERP relative to the durations implicit in the broader indices. The discount rate is utilized principally in calculating the actuarial present value of our obligation and periodic expense pursuant to the SERP. To the extent the discount rate increases or decreases, our SERP obligation is decreased or increased, respectively.

The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2020	$645
2021	763
2022	737
2023	705
2024	668
2025 — 2029	6,830

At June 27, 2019 and June 28, 2018, the current portion of the SERP liability was $645 and $646, respectively, and recorded in Accrued payroll and related benefits on the Consolidated Balance Sheets.

The following table presents the components of AOCL that have not yet been recognized in net pension expense:

	June 27, 2019	June 28, 2018
Unrecognized net loss	$(5,453)	$(2,951)
Unrecognized prior service cost	(1,435)	(2,392)
Tax effect	2,563	2,162

Net amount unrecognized	$(4,325)	$(3,181)

We expect to recognize $957 of the prior service cost and $416 of net loss into net periodic pension expense during the fiscal year ending June 25, 2020.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the last two fiscal years. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	Year Ended June 27, 2019	Year Ended June 28, 2018
Balance at beginning of period	$(3,181)	$(4,404)
Other comprehensive (loss) income before reclassifications	(2,597)	511
Amounts reclassified from accumulated other comprehensive loss	1,052	1,119
Tax effect	401	(407)

Net current-period other comprehensive (loss) income	(1,144)	1,223

Balance at end of period	$(4,325)	$(3,181)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of accumulated other comprehensive loss for the last two fiscal years were as follows:

Reclassifications from AOCL to earnings (b)	Year Ended June 27, 2019	Year Ended June 28, 2018	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(957)	$(957)	Other expense
Unrecognized net loss	(95)	(162)	Other expense

Total before tax	(1,052)	(1,119)
Tax effect	274	280	Income tax expense

Amortization of defined pension items, net of tax	$(778)	$(839)

(b)	Amounts in parenthesis indicate debits to expense. See Note 13 — “Retirement Plan” above for additional details.

NOTE 15 — TRANSACTIONS WITH RELATED PARTIES

In addition to the related party transactions described in Note 6, we also purchased materials from a company that until July 2017 was owned by three members of our Board of Directors, two of whom are also executive officers, and individuals directly related to them. Purchases from this related party aggregated to the following for the years ending:

	Year ended June 27, 2019	Year ended June 28, 2018	Year ended June 29, 2017
Purchases from related party	$—	$360	$8,043

NOTE 16 — PRODUCT TYPE SALES MIX

The following summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 27, 2019	June 28, 2018	June 29, 2017
Peanuts	18.0%	15.7%	15.7%
Pecans	12.9	14.0	16.2
Cashews & Mixed Nuts	23.0	24.6	24.3
Walnuts	8.9	9.0	8.4
Almonds	14.4	15.5	16.3
Trail & Snack Mixes	17.3	15.5	13.9
Other	5.5	5.7	5.2

	100.0%	100.0%	100.0%

NOTE 17 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table details the activity in various allowance and reserve accounts.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
June 27, 2019
Allowance for doubtful accounts	$270	$150	$(70)	$350
Reserve for cash discounts	950	14,721	(14,746)	925
Reserve for customer deductions	5,038	24,581	(24,862)	4,757
Deferred tax asset valuation allowance	112	—	(112)	—

Total	$6,370	$39,452	$(39,790)	$6,032

June 28, 2018
Allowance for doubtful accounts	$263	$52	$(45)	$270
Reserve for cash discounts	850	13,889	(13,789)	950
Reserve for customer deductions	2,979	22,420	(20,361)	5,038
Deferred tax asset valuation allowance	171	—	(59)	112

Total	$4,263	$36,361	$(34,254)	$6,370

June 29, 2017
Allowance for doubtful accounts	$397	$58	$(192)	$263
Reserve for cash discounts	975	12,274	(12,399)	850
Reserve for customer deductions	2,918	16,116	(16,055)	2,979
Deferred tax asset valuation allowance	171	—	—	171

Total	$4,461	$28,448	$(28,646)	$4,263

NOTE 18 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)

The following unaudited quarterly consolidated financial data are presented for fiscal 2019 and fiscal 2018. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 27, 2019:
Net sales	$204,288	$253,317	$201,834	$216,762
Gross profit	32,954	42,883	38,815	43,618
Income from operations	10,052	16,640	15,408	16,424
Net income	6,606	11,264	10,331	11,265
Basic earnings per common share	$0.58	$0.99	$0.90	$0.98
Diluted earnings per common share	$0.57	$0.98	$0.90	$0.98
Cash dividends declared per common share	$2.55	$—	$—	$—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 28, 2018:
Net sales	$215,664	$258,805	$202,786	$211,676
Gross profit	35,119	37,733	33,107	32,940
Income from operations	17,615	14,102	14,024	10,448
Net income	10,711	7,609	8,552	5,628
Basic earnings per common share	$0.94	$0.67	$0.75	$0.49
Diluted earnings per common share	$0.94	$0.67	$0.75	$0.49
Cash dividends declared per common share	$2.50	$—	$—	$—

NOTE 19 — SUBSEQUENT EVENT

On July 10, 2019, our Board of Directors declared a special cash dividend of $2.40 per share and a regular annual cash dividend of $0.60 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “August 2019 Dividends”). The August 2019 Dividends were paid on August 20, 2019 to stockholders of record as of the close of business on August 6, 2019.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of June 27, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 27, 2019, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 27, 2019.

The effectiveness of our internal control over financial reporting as of June 27, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B — Other Information

Not applicable

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Independence of the Audit Committee” of our Proxy Statement for the 2019 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at www.jbssinc.com.

Item 11 — Executive Compensation

The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2019 Annual Meeting are incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2019 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The Sections entitled “Corporate Governance — Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2019 Annual Meeting are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

Item 14 — Principal Accounting Fees and Services

The information under the proposal entitled “Ratify the Audit Committee’s Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the 2020 fiscal year” of our Proxy Statement for the 2019 Annual Meeting is incorporated herein by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Comprehensive Income for the Year Ended June 27, 2019, the Year Ended June 28, 2018 and the Year Ended June 29, 2017

Consolidated Balance Sheets as of June 27, 2019 and June 28, 2018

Consolidated Statements of Stockholders’ Equity for the Year Ended June 27, 2019, the Year Ended June 28, 2018 and the Year Ended June 29, 2017

Consolidated Statements of Cash Flows for the Year Ended June 27, 2019, the Year Ended June 28, 2018 and the Year Ended June 29, 2017

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

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

Item 16 — Form 10-K Summary

None

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

4.1	Description of Company’s Securities

*10.1	1998 Equity Incentive Plan (incorporated by reference from Exhibit 10.44 to the Form 10-Q for the quarter ended September 24, 1998)

*10.2	First Amendment to the 1998 Equity Incentive Plan (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 28, 2000)

*10.3	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.4	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

*10.5	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.6	2008 Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.24 to the Form 10-K for the fiscal year ended June 28, 2012)

*10.7	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.8	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

*10.9	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.10	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2017, 2018 and 2019 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

Exhibit No.	Description

*10.11	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2017, 2018 and 2019 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.12	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2017 awards cycle) (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 29, 2016)

*10.13	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2018 and 2019 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December 28, 2017)

*10.14	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.15	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 8, 2008)

10.16	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the Lenders (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 8, 2008)

10.17	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”) (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on February 8, 2008)

10.18	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent and Burdale Financial Limited, as a lender (incorporated by reference from Exhibit 10.19 to the Form 10-K filed on August 23, 2017)

10.19	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 18, 2011)

10.20	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 10.34 to the Form 10-Q for the quarter ended September 29, 2011)

Exhibit No.	Description

10.21	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on February 4, 2013)

10.22	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 17, 2013)

10.23	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 3, 2014)

10.24	Seventh Amendment to Credit Agreement, dated as of July 7, 2016, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on July 7, 2016)

10.25	Eighth Amendment to Credit Agreement, dated as of July 7, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on July 11, 2017)

10.26	Consent and Ninth Amendment to Credit Agreement dated as of November 29, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on November 30, 2017)

10.27	First Amendment to Security Agreement, dated as of September 30, 2014, by the Company in favor of Wells Fargo Capital Finance, LLC (f/k/a WFF), as administrative agent for the lenders (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 3, 2014)

*10.28	Employment agreement, dated as of November 30, 2017, by and between the Company and J. Brent Meyer (incorporated by reference from Exhibit 10.36 to the Form 10-Q for the quarter ended December 28, 2017)

14	Code of Ethics, as amended (incorporated by reference from Exhibit 14 to the Form 10-K for the fiscal year ended June 25, 2015)

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN B. SANFILIPPO & SON, INC.

Date: August 21, 2019	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 21, 2019

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer, Group President, Secretary and Director (Principal Financial Officer)	August 21, 2019

/s/ Frank S. Pellegrino Frank S. Pellegrino	Senior Vice President, Finance and Treasurer (Principal Accounting Officer)	August 21, 2019

/s/ Mathias A. Valentine Mathias A. Valentine	Director	August 21, 2019

/s/ Jim R. Edgar Jim R. Edgar	Director	August 21, 2019

/s/ Timothy R. Donovan Timothy R. Donovan	Director	August 21, 2019

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 21, 2019

/s/ Daniel M. Wright Daniel M. Wright	Director	August 21, 2019

/s/ Ellen C. Taaffe Ellen C. Taaffe	Director	August 21, 2019

/s/ James J. Sanfilippo James J. Sanfilippo	Director	August 21, 2019