Form 10-Q
period 2019-09-26
SANFILIPPO JOHN B & SON INC
filed 2019-10-30
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2019

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

As of October 23, 2019, 8,791,506 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 26, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended
	September 26, 2019	September 27, 2018
Net sales	$217,846	$204,288
Cost of sales	175,598	171,334

Gross profit	42,248	32,954

Operating expenses:
Selling expenses	14,112	14,071
Administrative expenses	9,074	8,831

Total operating expenses	23,186	22,902

Income from operations	19,062	10,052

Other expense:
Interest expense including $247 and $309 to related parties	521	879
Rental and miscellaneous expense, net	404	289
Other expense	566	487

Total other expense, net	1,491	1,655

Income before income taxes	17,571	8,397
Income tax expense	4,645	1,791

Net income	$12,926	$6,606
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in Other expense	343	263
Income tax expense related to pension adjustments	(86)	(66)

Other comprehensive income, net of tax:	257	197

Comprehensive income	$13,183	$6,803

Net income per common share-basic	$1.13	$0.58

Net income per common share-diluted	$1.12	$0.57

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 26, 2019	June 27, 2019	September 27, 2018
ASSETS
CURRENT ASSETS:
Cash	$887	$1,591	$1,215
Accounts receivable, less allowance for doubtful accounts of $386, $350 and $263	60,474	60,971	58,887
Inventories	156,453	157,024	181,031
Prepaid expenses and other current assets	5,291	5,754	4,190

TOTAL CURRENT ASSETS	223,105	225,340	245,323

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	110,440	109,955	109,110
Machinery and equipment	212,403	210,962	199,871
Furniture and leasehold improvements	5,130	5,128	5,015
Vehicles	639	673	526
Construction in progress	2,454	1,127	7,201

	340,351	337,130	331,008
Less: Accumulated depreciation	231,944	228,778	220,376

	108,407	108,352	110,632
Rental investment property, less accumulated depreciation of $11,413, $11,212 and $10,629	17,630	17,831	18,264

TOTAL PROPERTY, PLANT AND EQUIPMENT	126,037	126,183	128,896

Intangible assets, net	13,954	14,626	16,812
Cash surrender value of officers’ life insurance and other assets	9,334	9,782	9,102
Deferred income taxes	5,972	5,723	5,644
Goodwill	9,650	9,650	9,650
Operating lease right-of-use assets	5,170	—	—

TOTAL ASSETS	$393,222	$391,304	$415,427

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	September 26, 2019	June 27, 2019	September 27, 2018
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$16,042	$—	$51,941
Current maturities of long-term debt, including related party debt of $4,388, $4,375 and $4,350 and net of unamortized debt issuance costs of $32, $35 and $42	7,385	7,338	7,212
Accounts payable	52,365	42,552	59,848
Bank overdraft	1,302	901	1,121
Accrued payroll and related benefits	11,546	22,101	10,149
Other accrued expenses	15,767	11,014	9,731

TOTAL CURRENT LIABILITIES	104,407	83,906	140,002

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $10,028, $11,495 and $14,416 and net of unamortized debt issuance costs of $37, $44 and $69	18,152	20,381	25,537
Retirement plan	24,974	24,737	21,501
Long-term operating lease liabilities, net of current portion	3,774	—	—
Other	7,865	7,725	7,040

TOTAL LONG-TERM LIABILITIES	54,765	52,843	54,078

TOTAL LIABILITIES	159,172	136,749	194,080

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized 8,909,406, 8,909,406 and 8,865,475 shares issued	89	89	89
Capital in excess of par value	122,890	122,257	120,568
Retained earnings	117,293	137,712	104,852
Accumulated other comprehensive loss	(5,044)	(4,325)	(2,984)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	234,050	254,555	221,347

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$393,222	$391,304	$415,427

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 27, 2019	2,597,426	$26	8,909,406	$89	$122,257	$137,712	$(4,325)	$(1,204)	$254,555
Net income						12,926			12,926
Cash dividends ($3.00 per share)						(34,321)			(34,321)
Pension liability amortization, net of income tax expense of $86							257		257
Impact of adopting ASU 2018-02 (a)						976	(976)		—
Stock-based compensation expense					633				633

Balance, September 26, 2019	2,597,426	$26	8,909,406	$89	$122,890	$117,293	$(5,044)	$(1,204)	$234,050

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 28, 2018	2,597,426	$26	8,865,475	$89	$119,952	$127,320	$(3,181)	$(1,204)	$243,002
Net income						6,606			6,606
Cash dividends ($2.55 per share)						(29,074)			(29,074)
Pension liability amortization, net of income tax expense of $66							197		197
Stock-based compensation expense					616				616

Balance, September 27, 2018	2,597,426	$26	8,865,475	$89	$120,568	$104,852	$(2,984)	$(1,204)	$221,347

(a)	See Note 14 – “Recent Accounting Pronouncements” for additional information.

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarter Ended
	September 26, 2019	September 27, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,926	$6,606
Depreciation and amortization	4,412	4,168
Loss on disposition of assets, net	3	23
Deferred income tax benefit	(249)	(620)
Stock-based compensation expense	633	616
Change in assets and liabilities:
Accounts receivable, net	497	6,536
Inventories	571	(6,669)
Prepaid expenses and other current assets	356	1,094
Accounts payable	9,655	(1,256)
Accrued expenses	(10,969)	2,451
Income taxes payable	3,839	2,446
Other long-term assets and liabilities	300	(132)
Other, net	494	412

Net cash provided by operating activities	22,468	15,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,118)	(4,754)
Other	16	(14)

Net cash used in investing activities	(3,102)	(4,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	16,042	20,663
Principal payments on long-term debt	(2,192)	(1,789)
Increase (Decrease) in bank overdraft	401	(941)
Dividends paid	(34,321)	(29,074)

Net cash used in financing activities	(20,070)	(11,141)

NET DECREASE IN CASH	(704)	(234)
Cash, beginning of period	1,591	1,449

Cash, end of period	$887	$1,215

Supplemental disclosure of non-cash investing activities:
Right-of-use assets recognized at ASU No. 2016-02 transition, see Note 3	$5,361	$—

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2020 and fiscal 2019 are to the fiscal year ending June 25, 2020 and the fiscal year ended June 27, 2019, respectively.

•	References herein to the first quarter of fiscal 2020 and fiscal 2019 are to the quarters ended September 26, 2019 and September 27, 2018, respectively.

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds, and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Sunshine Country brand names. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks and other sesame snack products under private brands and brand names. Our products are sold through three primary distribution channels to significant buyers of nuts, including food retailers in the consumer channel, commercial ingredient users and contract packaging customers.

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

The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 27, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K for the fiscal year ended June 27, 2019.

Note 2 – Revenue Recognition

We recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. For each customer contract, a five-step process is followed in which we identify the contract, identify performance obligations, determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when (or as) the performance obligation is transferred to the customer.

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

Revenue recognition is generally completed at a point in time when product control is transferred to the customer. For approximately 99% of our revenues, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can then direct the use and obtain substantially all of the remaining benefits from the asset at that point in time. Therefore, for 99% of our revenues, the timing of revenue recognition requires little judgment.

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

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. There was no contract asset balance at September 26, 2019. Contract asset balances at June 27, 2019 and September 27, 2018 were $117 and $196, respectively, and are recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended
Distribution Channel	September 26, 2019	September 27, 2018
Consumer	$157,146	$139,444
Commercial Ingredients	36,888	37,202
Contract Packaging	23,812	27,642

Total	$217,846	$204,288

Note 3—Leases

On June 28, 2019 we adopted ASU No. 2016-02, Leases (“Topic 842”) using the alternative transition method under ASU No. 2018-11, which permits application of the new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under Topic 840. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We did not elect the practical expedients regarding hindsight or land easements. See Note 14 – “Recent Accounting Pronouncements” for additional information.

Upon adoption of the new standard, we recognized operating lease right-of-use assets and liabilities on our Consolidated Balance Sheet of $5,361 and $5,320 respectively. We utilized a portfolio approach to establish discount rates for leases that are similar. Discount rates ranging from 4.2% to 5.8% were used when determining the present value of future lease payments. All of our existing lessee arrangements currently classified as operating leases will continue to be classified as operating leases, and the pattern of lease expense recognition will be unchanged. The adoption of Topic 842 did not materially impact our consolidated net earnings and had no impact on cash flows.

Description of Leases

We lease equipment used in the transportation of goods in our warehouses, as well as a limited number of automobiles and a small warehouse near our Bainbridge, Georgia facility. Our leases generally do not contain non-lease components and do not contain any explicit guarantees of residual value. Our leases for warehouse transportation equipment generally require the equipment to be returned to the lessor in good working order.

We determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. None of our leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 6 years.

ASU No. 2016-02 allows for the election as an accounting policy to not apply lease recognition requirements to short term leases, defined as leases with an initial term of 12 months or less. We have elected to use this policy, and as such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	September 26, 2019	Affected Line Item in Condensed Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$5,170	Operating lease right-of-use assets

Total lease right-of-use assets	$5,170

Liabilities
Current:
Operating leases	$1,390	Other accrued expenses
Noncurrent:
Operating leases	3,774	Long-term operating lease liabilities

Total lease liabilities	$5,164

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

For the Quarter ended September 26, 2019
Operating lease costs (a)	$374
Variable lease costs (b)	16

Total Lease Cost	$390

(a)	Includes short-term leases which are immaterial.
(b)	Variable lease costs consist of sales tax.

Supplemental cash flow and other information related to leases was as follows:

For the Quarter ended September 26, 2019
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$365
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$152

For the Quarter ended September 26, 2019
Weighted Average Remaining Lease Term (in years)	4.0
Weighted Average Discount Rate	4.5%

Maturities of operating lease liabilities as of September 26, 2019 are as follows:

Fiscal year ending
June 25, 2020 (excluding the quarter ended September 26, 2019)	$1,206
June 24, 2021	1,439
June 30, 2022	1,312
June 29, 2023	1,064
June 27, 2024	469
Thereafter	132

Total lease payment	5,622
Less imputed interest	(458)

Present value of operating lease liabilities	$5,164

Disclosures related to periods prior to adoption

As the Company has not recast prior year information for its adoption of Topic 842, the following presents its future minimum lease payments for operating leases under Topic 840 on June 27, 2019:

Fiscal year ending
June 25, 2020	$1,715
June 24, 2021	1,540
June 30, 2022	1,392
June 29, 2023	1,109
June 27, 2024	464
Thereafter	133

$6,353

Lessor Accounting

We lease office space in our four-story office building located in Elgin, Illinois. As a lessor, we retain substantially all of the risks and benefits of ownership of the investment property and under Topic 842 we continue to account for all of our leases as operating leases. Lease agreements may include options to renew. We accrue fixed lease income on a straight-line basis over the terms of the leases. There is generally no variable lease consideration and an immaterial amount of non-lease components such as recurring utility and storage fees. Leases between related parties are immaterial.

Leasing revenue is as follows:

For the Quarter Ended September 26, 2019
Gross leasing revenue from operating leases	$543

The future minimum, undiscounted fixed lease consideration under non-cancelable tenant operating leases for each of the next five years and thereafter is presented below and is materially consistent with our previous accounting under Topic 840.

Fiscal year ending
June 25, 2020 (excluding the quarter ended September 26, 2019)	$1,641
June 24, 2021	1,949
June 30, 2022	1,717
June 29, 2023	1,737
June 27, 2024	1,756
Thereafter	2,467

$ 11,267

Note 4 – Inventories

Inventories consist of the following:

	September 26, 2019	June 27, 2019	September 27, 2018
Raw material and supplies	$48,989	$58,927	$55,681
Work-in-process and finished goods	107,464	98,097	125,350

Total	$156,453	$157,024	$181,031

Note 5 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	September 26, 2019	June 27, 2019	September 27, 2018
Customer relationships	$21,100	$21,100	$21,100
Brand names	16,990	16,990	16,990
Non-compete agreement	270	270	270

	38,360	38,360	38,360
Less accumulated amortization:
Customer relationships	(14,952)	(14,466)	(12,838)
Brand names	(9,355)	(9,182)	(8,665)
Non-compete agreement	(99)	(86)	(45)

	(24,406)	(23,734)	(21,548)

Net intangible assets	$13,954	$14,626	$16,812

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the Squirrel Brand and Southern Style Nuts brand names.

Total amortization expense related to intangible assets, which is a component of Administrative expense, was $672 for the quarter ended September 26, 2019. Amortization expense for the remainder of fiscal 2020 is expected to be approximately $1,829, and expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 24, 2021	$2,165
June 30, 2022	1,896
June 29, 2023	1,657
June 27, 2024	1,414
June 26, 2025	1,156

Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition (the “Acquisition”) completed in the second quarter of fiscal 2018. There was no change in the carrying amount of goodwill during the quarter ended September 26, 2019.

Note 6 – Credit Facility

On February 7, 2008, we entered into a Credit Agreement with a bank group providing a $117,500 revolving loan commitment and letter of credit subfacility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than real property and fixtures.

At September 26, 2019, we had $97,508 of available credit under the Credit Facility which reflects borrowings of $16,042 and reduced availability as a result of $3,950 in outstanding letters of credit. As of September 26, 2019, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility (as defined below).

Note 7 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended
	September 26, 2019	September 27, 2018
Weighted average number of shares outstanding – basic	11,444,560	11,406,009
Effect of dilutive securities:
Stock options and restricted stock units	94,416	85,922

Weighted average number of shares outstanding – diluted	11,538,976	11,491,931

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for either period presented.

Note 8 – Stock-Based Compensation Plans

During the quarter ended September 26, 2019 there was no significant stock option or restricted stock unit activity.

Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2020 and fiscal 2019 was $633 and $616, respectively. As of September 26, 2019, there was $3,011 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.2 years.

Note 9 – Retirement Plan

The Supplemental Employee Retirement Plan is an unfunded, non-qualified deferred compensation plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended
	September 26, 2019	September 27, 2018
Service cost	$178	$152
Interest cost	223	224
Amortization of prior service cost	239	239
Amortization of loss	104	24

Net periodic benefit cost	$744	$639

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.

Note 10 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the quarter ended September 26, 2019 and September 27, 2018. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Quarter Ended
	September 26, 2019	September 27, 2018
Balance at beginning of period	$(4,325)	$(3,181)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	343	263
Tax effect	(86)	(66)

Net current-period other comprehensive income	257	197
Impact of adopting ASU 2018-02 (b)	(976)	—

Balance at end of period	$(5,044)	$(2,984)

(a)	Amounts in parenthesis indicate debits/expense.
(b)	See Note 14 – “Recent Accounting Pronouncements” for additional information.

The reclassifications out of AOCL for the quarter ended September 26, 2019 and September 27, 2018 were as follows:

Reclassifications from AOCL to earnings (c)	For the Quarter Ended		Affected line item in the Consolidated Statements of Comprehensive Income
	September 26, 2019	September 27, 2018
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	$(239)	Other expense
Unrecognized net loss	(104)	(24)	Other expense

Total before tax	(343)	(263)
Tax effect	86	66	Income tax expense

Amortization of defined pension items, net of tax	$(257)	$(197)

(c)	Amounts in parenthesis indicate debits to expense. See Note 9 – “Retirement Plan” above for additional details.

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	September 26, 2019	June 27, 2019	September 27, 2018
Carrying value of long-term debt:	$25,606	$27,798	$32,860
Fair value of long-term debt:	25,710	27,720	31,600

The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 13 – Related Party Transaction

In connection with the acquisition of the Squirrel Brand business in the second quarter of fiscal 2018, we incurred $11,500 of unsecured debt to the principal owner and seller of the Squirrel Brand business, who was subsequently appointed as an executive officer of the Company and is considered a related party. The interest rate on the Promissory Note is 5.5% per annum and the outstanding balance at September 26, 2019 was $4,472. Interest paid on the Promissory Note for the quarter ended September 26, 2019 was $70.

Note 14 – Recent Accounting Pronouncements

The following recent accounting pronouncements have been adopted in the current fiscal year:

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”. The primary goal of this Update is to require the lessee to recognize all lease commitments, both operating and finance, by initially recording a lease asset and liability on the balance sheet at the lease commencement date. Additionally, enhanced qualitative and quantitative disclosures will be required. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. This new guidance is effective for the Company beginning in fiscal year 2020. Under ASU No. 2016-02 the guidance was to be adopted using a modified retrospective approach, with elective reliefs, with application of the new guidance for all periods presented. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements” which provides for another transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this Update also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component, similar to the expedient provided for lessees. In July 2018, the FASB also issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” which affects narrow aspects of the guidance issued in ASU No. 2016-02. In December 2018, the FASB issued ASU No. 2018-20 “Leases (Topic 842) – Narrow Scope Improvements for Lessors” which provides specific guidance for lessors on the issues of sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU No. 2019-01 “Leases (Topic 842) – Codification Improvements” which clarifies transition disclosure requirements for annual and interim periods after the date of adoption of ASU No. 2016-02.

We have implemented processes and information technology tools to assist in our ongoing lease data analysis. We have also updated our accounting policies and internal controls that are impacted by the new guidance. We adopted ASU No. 2016-02 utilizing the modified retrospective transition method and did not recast comparative periods in transition to the new standard. In addition, the new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The adoption of this standard resulted in the recognition of operating lease right-of-use assets and liabilities on our Consolidated Balance Sheet of $5,361 and $5,320 respectively. The new standard also provides practical expedients for an entity’s initial and ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. We also elected the practical expedient to not separate lease and non-lease components for all of our leases. Refer to Note 3 – Leases for additional information regarding the Company’s leases.

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this Update allow a reclassification from accumulated other comprehensive income (loss) (“AOCL”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted ASU 2018-02 in the first quarter of fiscal 2020 and reclassified $976 from AOCL to retained earnings. Refer to Note 10 – Accumulated Other Comprehensive Loss for additional detail. ASU 2018-02 was not applied retrospectively. No other income tax effects related to the application of the Tax Cuts and Jobs Act were reclassified from AOCL to retained earnings.

There are no recent accounting pronouncements that have been issued and not yet adopted that are expected to have a material impact on our Consolidated Financial Statements.

Note 15 – Subsequent Events

On October 7, 2019 we experienced a fire at our peanut processing facility located in Garysburg, North Carolina. No personnel were injured, and there was no damage to our peanut shelling and inventory storage areas. The fire occurred in our roasting room where all of the roasting equipment was destroyed. The fire also damaged some equipment in our packaging room and a portion of the roof. Due to order lead times for roasting equipment, we do not expect to have roasting capability for inshell peanuts for approximately one year. We have already secured supply of inshell roasted peanuts to meet our near term production requirements, and we will package those peanuts in our other facilities. We are currently evaluating our options with regard to our peanut production operations, which include (among other things) complete restoration of these damaged equipment or outsourcing our roasted inshell peanut requirements. We have adequate property damage and business interruption insurance (subject to applicable deductibles) and do not expect this event to have a material effect on our financial performance for the 2020 fiscal year.

On October 29, 2019, our Board of Directors declared a special cash dividend of $2.00 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “October 2019 Dividend”). The October 2019 Dividend will be paid on December 10, 2019 to stockholders of record as of the close of business on November 26, 2019.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2020 and fiscal 2019 are to the fiscal year ending June 25, 2020 and the fiscal year ended June 27, 2019, respectively.

•	References herein to the first quarter of fiscal 2020 and fiscal 2019 are to the quarters ended September 26, 2019 and September 27, 2018, respectively.

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”

We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under a variety of private brands and under the Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts and Sunshine Country brand names. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks and other sesame snack products under private brands and brand names. We distribute our products in the consumer, commercial ingredients and contract packaging distribution channels.

The Company’s long-term objective to drive profitable growth, as identified in our strategic plan (the “Strategic Plan”), includes continuing to grow Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe, trail and snack mix and produce categories, providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel and expanding our offerings into alternative distribution channels. We are executing on our Strategic Plan by continuing to expand distribution of our Orchard Valley Harvest and Southern Style Nuts products and growing our consumer distribution channel with private brand products.

We face a number of challenges in the future which include, among others, potential acquisition cost volatility for almonds and walnuts, as well as intensified competition for market share from both private brand and name brand nut products. We also face changing industry trends resulting in retail consolidation and Internet price competition for nut and nut-related products.

We will continue to focus on seeking profitable business opportunities to maximize the utilization of our production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”) and evaluate facility expansion to meet customer demand. We expect to maintain our current level of promotional and advertising activity for our Orchard Valley Harvest and Fisher snack brands. We continue to see significant domestic sales and volume growth in our Orchard Valley Harvest brand and will continue to focus on this portion of our branded business as well as our Squirrel Brand and Southern Style Nuts brands. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base for branded and private label products. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $217.8 million for the first quarter of fiscal 2020 increased 6.6% from our net sales of $204.3 million for the first quarter of fiscal 2019.

Sales volume, measured as pounds sold to customers, increased 9.1% compared to the first quarter of fiscal 2019.

Gross profit increased by $9.3 million, and our gross profit margin, as a percentage of net sales, increased to 19.4% for the first quarter of fiscal 2020 compared to 16.1% for the first quarter of fiscal 2019.

Total operating expenses for the first quarter of fiscal 2020 increased by $0.3 million, or 1.2%, compared to the first quarter of fiscal 2019. As a percentage of net sales, total operating expenses in the first quarter of fiscal 2020 decreased to 10.6% from 11.2% for the first quarter of fiscal 2019.

The total value of inventories on hand at the end of the first quarter of fiscal 2020 decreased by $24.6 million, or 13.6%, in comparison to the total value of inventories on hand at the end of the first quarter of fiscal 2019.

We have seen acquisition costs for walnuts begin to increase in the 2019 crop year (which falls into our current 2020 fiscal year). We also continue to see declining acquisition costs for cashews. While we began to procure inshell walnuts during the first quarter of fiscal 2020, the total payments due to our walnut growers will not be determined until the second and/or third quarters of fiscal 2020. We will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual payments will be determined during the second and/or third quarters of fiscal 2020 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased 6.6% to $217.8 million in the first quarter of fiscal 2020 compared to net sales of $204.3 million for the first quarter of fiscal 2019. Sales volume, which is defined as pounds sold to customers, increased 9.1% in the quarterly comparison. The weighted average sales price per pound decreased approximately 2.3% primarily due to lower selling prices for cashews, pecans and walnuts as a result of lower commodity acquisition costs.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 26, 2019	September 27, 2018
Peanuts	18.0%	19.2%
Pecans	9.4	11.6
Cashews & Mixed Nuts	22.7	22.6
Walnuts	7.0	10.1
Almonds	16.6	14.1
Trail & Snack Mixes	20.5	17.1
Other	5.8	5.3

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	September 26, 2019	September 27, 2018	Change	Percent Change
Consumer (1)	$157,146	$139,444	$17,702	12.7%
Commercial Ingredients	36,888	37,202	(314)	(0.8)
Contract Packaging	23,812	27,642	(3,830)	(13.9)

Total	$217,846	$204,288	$13,558	6.6%

(1)

Sales of branded products were approximately 28% and 39% of total consumer sales during the first quarter of fiscal 2020 and fiscal 2019, respectively. Fisher branded products were approximately 64% and 70% of branded sales during the first quarter of fiscal 2020 and fiscal 2019, respectively, with branded produce and Squirrel Brand products accounting for the remaining branded product sales.

Net sales in the consumer distribution channel increased $17.7 million, or 12.7%, and sales volume increased 17.4% in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. The sales volume increase was driven by increased sales of private brand snack nuts and trail mixes from distribution gains with existing and new customers. Sales volume for Fisher snack nuts decreased 8.0%, primarily as a result of lost airline and club business. Sales volume for Fisher recipe nuts decreased 30.3% mainly due to lost distribution for some items due to the continued expansion of private brand recipe nut offerings at a major customer. Sales volume of Orchard Valley Harvest produce products increased 12.4% due to increased sales with existing customers. The 40.3% sales volume increase of Southern Style Nuts was due to distribution gains with new grocery customers.

Net sales and sales volume in the commercial ingredients distribution channel were relatively unchanged in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019.

Net sales in the contract packaging distribution channel decreased by 13.9% in dollars and 13.0% in sales volume in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. The decline in sales volume mainly came from the reduction in unit ounce weights implemented by a contract packaging customer for its entire product line and reduced promotional activity by another costumer.

Gross Profit

Gross profit increased by $9.3 million, or 28.2%, to $42.2 million for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. Our gross profit margin, as a percentage of net sales, increased to 19.4% for the first quarter of fiscal 2020 compared to 16.1% for the first quarter of fiscal 2019. The increases in gross profit and gross profit margin were mainly attributable to the sales volume increase discussed above, as well as lower commodity acquisition costs for cashews, pecans and walnuts.

Operating Expenses

Total operating expenses for the first quarter of fiscal 2020 increased by $0.3 million to $23.2 million. Operating expenses for the first quarter of fiscal 2020 decreased to 10.6% of net sales from 11.2% of net sales for the first quarter of fiscal 2019 due primarily to a higher net sales base.

Selling expenses were $14.1 million for both periods presented. An increase of $0.7 million in payroll related and incentive compensation expense was offset by a decrease in transportation costs of $0.5 million due to decreasing costs per shipped pound and a decrease in advertising expense of $0.3 million due to a decrease in radio advertising.

Administrative expenses for the first quarter of fiscal 2020 were $9.1 million, an increase of $0.2 million, or 2.8%, from the first quarter of fiscal 2019. The increase was driven primarily by a $0.5 million increase in payroll related and incentive compensation expense, which was offset by a decrease of $0.2 million in amortization expense related to the intangible assets acquired in the Acquisition.

Income from Operations

Due to the factors discussed above, income from operations increased to $19.1 million, or 8.8% of net sales, for the first quarter of fiscal 2020 from $10.1 million, or 4.9% of net sales, for the first quarter of fiscal 2019.

Interest Expense

Interest expense was $0.5 million for the first quarter of fiscal 2020 compared to $0.9 million in the first quarter of fiscal 2019. The decrease in interest expense was due to lower average debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.4 million for the first quarter of fiscal 2020 compared to $0.3 million for the first quarter of fiscal 2019.

Other Expense

Other expense consists of pension related expenses other than the service cost component. Other expense was $0.6 million for the first quarter of fiscal 2020 compared to $0.5 million for the first quarter of fiscal 2019.

Income Tax Expense

Income tax expense was $4.6 million, or 26.4% of income before income taxes (“Effective Tax Rate”), for the first quarter of fiscal 2020 compared to $1.8 million, or 21.3% of income before income taxes, for the first quarter of fiscal 2019. The effective tax rate was lower in the first quarter of fiscal 2019 primarily due to an income tax benefit recognized for an increase in the deferred state tax rate caused by the Tax Cuts and Jobs Act of 2017. The decrease in the federal tax rate reduced the federal benefit impacting our state tax rate. This income tax benefit reduced our first quarter fiscal 2019 effective tax rate approximately 5.8%.

Net Income

Net income was $12.9 million, or $1.13 per common share basic and $1.12 per share diluted, for the first quarter of fiscal 2020, compared to $6.6 million, or $0.58 per common share basic and $0.57 per share diluted, for the first quarter of fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan through growing our branded and private label nut programs and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended most recently in November 2017 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products (especially our Fisher and Orchard Valley Harvest brands), consummate strategic business acquisitions such as the fiscal 2018 acquisition of the Squirrel Brand business, reinvest in the Company through capital expenditures, develop new products, pay cash dividends the past eight years and explore other growth strategies outlined in our Strategic Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first quarter of fiscal 2020 and 2019, respectively (dollars in thousands):

	September 26, 2019	September 27, 2018	$ Change
Operating activities	$22,468	$15,675	$6,793
Investing activities	(3,102)	(4,768)	1,666
Financing activities	(20,070)	(11,141)	(8,929)

Net decrease in cash	$(704)	$(234)	$(470)

Operating Activities Net cash provided by operating activities was $22.5 million for the first quarter of fiscal 2020 compared to $15.7 million for the first quarter of fiscal 2019. The increase in operating cash flow was due primarily to a $6.3 million increase in net income driven by increased sales and improved profitability.

Total inventories were $156.5 million at September 26, 2019, a decrease of $0.6 million, or 0.4%, from the inventory balance at June 27, 2019, and a decrease of $24.6 million, or 13.6%, from the inventory balance at September 27, 2018. The decrease in inventories at September 26, 2019 compared to September 27, 2018 was primarily attributable to lower acquisition costs for pecans, cashews and walnuts in addition to lower quantities on hand for finished goods.

Raw nut and dried fruit input stocks, some of which are classified as work in process, increased by 2.9 million pounds, or 6.5%, at September 26, 2019 compared to September 27, 2018. The increase was attributable mainly to increased quantities of inshell peanuts on hand, which was partially offset by decreases in the quantity on hand of most other major nut types. The weighted average cost per pound of raw nut and dried fruit input stocks on hand at the end of the first quarter of fiscal 2020 decreased 25.9% compared to the end of the first quarter of fiscal 2019 due to lower acquisition costs for pecans, cashews and walnuts and a shift in product mix to peanuts.

Investing Activities Cash used in investing activities, primarily all for capital expenditures, was $3.1 million during the first quarter of fiscal 2020 compared to $4.8 million for the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2020 to be approximately $15.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $20.1 million during the first quarter of fiscal 2020 compared to $11.1 million for the same period last year. Net short-term borrowings under our Credit Facility were $16.0 million during the first quarter of fiscal 2020 compared to net borrowings of $20.7 million for the first quarter of fiscal 2019. The decrease in short term borrowings under our Credit Facility was primarily due to an increase in net income and operating cash flows. The dividends paid in fiscal 2020 to date were approximately $5.2 million more than the same period of fiscal 2019.

Real Estate Matters

In August 2008, we completed the consolidation of our Chicago-based facilities into the Elgin Site. The Elgin Site includes both an office building and a warehouse. We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 63% of the rentable area in the office building is currently vacant. Approximately 29% of the rentable area has not been built-out. There can be no assurance that we will be able to lease the unoccupied space and further capital expenditures will likely be necessary to lease the remaining space.

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

At September 26, 2019, the weighted average interest rate for the Credit Facility was 4.7%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 26, 2019, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At September 26, 2019, we had $97.5 million of available credit under the Credit Facility. If this entire amount were borrowed at September 26, 2019, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum for the remainder of the term. Monthly principal payments on Tranche A in the amount of $0.2 million commenced on June 1, 2008. Monthly principal payments on Tranche B in the amount of $0.1 million commenced on June 1, 2008.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 26, 2019, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting, and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 26, 2019, $9.9 million of the debt obligation was outstanding.

Squirrel Brand Seller-Financed Note

In November 2017 we completed the Squirrel Brand acquisition. The acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11.5 million (“Promissory Note”). The principal owner and seller of the Squirrel Brand business was subsequently appointed as an executive officer of the Company and is considered a related party. The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $0.3 million, plus interest, which began in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We can pre-pay the Promissory Note at any time during the three-year period without penalty. At September 26, 2019, the principal amount of $4.5 million of the Promissory Note was outstanding.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 27, 2019.

Recent Accounting Pronouncements

Refer to Note 14 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, contained in Part I, Item 1 of this form 10-Q, for a discussion of recently issued and adopted accounting pronouncements.

FORWARD LOOKING STATEMENTS

Some of the statements in this report are forward-looking (including statements concerning our expectations regarding market risk and the impact of the purchasing decisions of major customers). These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for the Company’s products, such as a decline in sales (of branded products, private label products or otherwise) to one or more key customers, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (vi) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures; (vii) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (viii) the ability of the Company to control expenses, such as compensation, medical and administrative expense; (ix) the potential negative impact of government regulations and laws and regulations pertaining to food safety, such as the Food Safety Modernization Act; (x) uncertainty in economic conditions, including the potential for economic downturn; (xi) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (xii) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xiii) losses due to significant disruptions at any of our production or processing facilities; (xiv) the inability to implement our Strategic Plan, including growing our branded and private brand product sales and expanding into alternative sales channels; (xv) technology disruptions or failures; (xvi) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; and (xvii) the Company’s ability to manage successfully the price gap between its private brand products and those of its branded competitors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I—Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2019.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 26, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2019, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 26, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2019. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 27, 2019 during the first quarter of fiscal 2020.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2019.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 30, 2019.

JOHN B. SANFILIPPO & SON, INC.

By

/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary