Form 10-Q
period 2019-12-26
SANFILIPPO JOHN B & SON INC
filed 2020-01-30
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2019

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

As of January 23, 2020, 8,821,490 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 26, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 26, 2019	December 27, 2018	December 26, 2019	December 27, 2018
Net sales	$246,423	$253,317	$464,269	$457,605
Cost of sales	196,443	210,434	372,041	381,768

Gross profit	49,980	42,883	92,228	75,837

Operating expenses:
Selling expenses	16,103	18,189	30,215	32,260
Administrative expenses	9,411	8,054	18,485	16,885

Total operating expenses	25,514	26,243	48,700	49,145

Income from operations	24,466	16,640	43,528	26,692

Other expense:
Interest expense including $232, $293, $479 and $602 to related parties	435	798	956	1,677
Rental and miscellaneous expense, net	274	278	678	567
Other expense	567	486	1,133	973

Total other expense, net	1,276	1,562	2,767	3,217

Income before income taxes	23,190	15,078	40,761	23,475
Income tax expense	5,729	3,814	10,374	5,605

Net income	$17,461	$11,264	$30,387	$17,870
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	344	263	687	526
Income tax expense related to pension adjustments	(86)	(66)	(172)	(132)

Other comprehensive income, net of tax	258	197	515	394

Comprehensive income	$17,719	$11,461	$30,902	$18,264

Net income per common share-basic	$1.52	$0.99	$2.65	$1.57

Net income per common share-diluted	$1.52	$0.98	$2.64	$1.56

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	December 26, 2019	June 27, 2019	December 27, 2018
ASSETS
CURRENT ASSETS:
Cash	$1,393	$1,591	$2,583
Accounts receivable, less allowance for doubtful accounts of $425, $350 and $342	52,653	60,971	62,580
Inventories	172,340	157,024	171,708
Prepaid expenses and other current assets	5,992	5,754	6,943

TOTAL CURRENT ASSETS	232,378	225,340	243,814

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	109,671	109,955	109,380
Machinery and equipment	212,532	210,962	206,663
Furniture and leasehold improvements	5,160	5,128	5,039
Vehicles	682	673	641
Construction in progress	3,817	1,127	2,563

	341,147	337,130	333,571
Less: Accumulated depreciation	233,825	228,778	222,976

	107,322	108,352	110,595
Rental investment property, less accumulated depreciation of $11,615, $11,212 and $10,827	17,508	17,831	18,066

TOTAL PROPERTY, PLANT AND EQUIPMENT	124,830	126,183	128,661

Intangible assets, net	13,282	14,626	15,970
Cash surrender value of officers’ life insurance and other assets	9,124	9,782	8,743
Deferred income taxes	5,616	5,723	4,591
Goodwill	9,650	9,650	9,650
Operating lease right-of-use assets	4,823	—	—

TOTAL ASSETS	$399,703	$391,304	$411,429

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	December 26, 2019	June 27, 2019	December 27, 2018
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$13,495	$—	$24,541
Current maturities of long-term debt, including related party debt of $565, $4,375 and $4,359 and net of unamortized debt issuance costs of $30, $35 and $40	7,110	7,338	7,254
Accounts payable	70,979	42,552	69,732
Bank overdraft	1,349	901	3,887
Accrued payroll and related benefits	13,429	22,101	10,293
Other accrued expenses	11,374	11,014	9,808

TOTAL CURRENT LIABILITIES	117,736	83,906	125,515

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $9,244, $11,495 and $13,323 and net of unamortized debt issuance costs of $30, $44 and $60	16,597	20,381	23,707
Retirement plan	25,212	24,737	21,713
Long-term operating lease liabilities, net of current portion	3,456	—	—
Other	7,786	7,725	7,121

TOTAL LONG-TERM LIABILITIES	53,051	52,843	52,541

TOTAL LIABILITIES	170,787	136,749	178,056

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,937,236, 8,909,406 and 8,898,827 shares issued	89	89	89
Capital in excess of par value	122,984	122,257	121,133
Retained earnings	111,807	137,712	116,116
Accumulated other comprehensive loss	(4,786)	(4,325)	(2,787)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	228,916	254,555	233,373

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$399,703	$391,304	$411,429

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 27, 2019	2,597,426	$26	8,909,406	$89	$122,257	$137,712	$(4,325)	$(1,204)	$254,555
Net income						12,926			12,926
Cash dividends ($3.00 per share)						(34,321)			(34,321)
Pension liability amortization, net of income tax expense of $86							257		257
Impact of adopting ASU 2018-02 (a)						976	(976)		—
Stock-based compensation expense					633				633
Balance, September 26, 2019	2,597,426	$26	8,909,406	$89	$122,890	$117,293	$(5,044)	$(1,204)	$234,050
Net income						17,461			17,461
Cash dividends ($2.00 per share)						(22,947)			(22,947)
Pension liability amortization, net of income tax expense of $86							258		258
Equity award exercises , net of shares withheld for employee taxes			27,830	—	(761)				(761)
Stock-based compensation expense					855				855

Balance, December 26, 2019	2,597,426	$26	8,937,236	$89	$122,984	$111,807	$(4,786)	$(1,204)	$228,916

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 28, 2018	2,597,426	$26	8,865,475	$89	$119,952	$127,320	$(3,181)	$(1,204)	$243,002
Net income						6,606			6,606
Cash dividends ($2.55 per share)						(29,074)			(29,074)
Pension liability amortization, net of income tax expense of $66							197		197
Stock-based compensation expense					616				616
Balance, September 27, 2018	2,597,426	$26	8,865,475	$89	$120,568	$104,852	$(2,984)	$(1,204)	$221,347
Net income						11,264			11,264
Pension liability amortization, net of income tax expense of $66							197		197
Equity award exercises , net of shares withheld for employee taxes			33,352	—	(335)				(335)
Stock-based compensation expense					900				900

Balance, December 27, 2018	2,597,426	$26	8,898,827	$89	$121,133	$116,116	$(2,787)	$(1,204)	$233,373

(a)	See Note 15 – “Recent Accounting Pronouncements” for additional information.

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 26, 2019	December 27, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,387	$17,870
Depreciation and amortization	9,225	8,535
(Gain) loss on disposition of assets, net	(33)	57
Deferred income tax expense	107	433
Stock-based compensation expense	1,488	1,516
Change in assets and liabilities:
Accounts receivable, net	8,316	3,041
Inventories	(15,316)	2,654
Prepaid expenses and other current assets	(345)	(1,659)
Accounts payable	28,486	9,655
Accrued expenses	(8,964)	2,833
Income taxes payable	(640)	2,285
Other long-term assets and liabilities	582	261
Other, net	992	885

Net cash provided by operating activities	54,285	48,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,465)	(9,367)
Proceeds from insurance recoveries	232	—
Other	85	44

Net cash used in investing activities	(6,148)	(9,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings (repayments)	13,495	(6,737)
Debt issue costs	(218)	—
Principal payments on long-term debt	(4,031)	(3,588)
Increase in bank overdraft	448	1,825
Dividends paid	(57,268)	(29,074)
Taxes paid related to net share settlement of equity awards	(761)	(335)

Net cash used in financing activities	(48,335)	(37,909)

NET (DECREASE) INCREASE IN CASH	(198)	1,134
Cash, beginning of period	1,591	1,449

Cash, end of period	$1,393	$2,583

Supplemental disclosure of non-cash activities:
Right-of-use assets recognized at ASU No. 2016-02 transition, see Note 3	$5,361	$—

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2020 and fiscal 2019 are to the fiscal year ending June 25, 2020 and the fiscal year ended June 27, 2019, respectively.

•	References herein to the second quarter of fiscal 2020 and fiscal 2019 are to the quarters ended December 26, 2019 and December 27, 2018, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2020 and fiscal 2019 are to the twenty-six weeks ended December 26, 2019 and December 27, 2018, respectively.

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

The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 27, 2019 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K for the fiscal year ended June 27, 2019.

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

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. There was no contract asset balance at December 26, 2019. Contract asset balances at June 27, 2019 and December 27, 2018 were $117 and $65, respectively, and are recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Twenty-six Weeks Ended
Distribution Channel	December 26, 2019	December 27, 2018	December 26, 2019	December 27, 2018
Consumer	$188,086	$195,478	$345,232	$334,922
Commercial Ingredients	34,247	31,454	71,135	68,656
Contract Packaging	24,090	26,385	47,902	54,027

Total	$246,423	$253,317	$464,269	$457,605

Note 3 – Leases

On June 28, 2019 we adopted ASU No. 2016-02, Leases (“Topic 842”) using the alternative transition method under ASU No. 2018-11, which permitted application of the new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under the previous lease accounting guidance in Topic 840. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We did not elect the practical expedients regarding hindsight or land easements. See Note 15 – “Recent Accounting Pronouncements” for additional information.

Upon adoption of the new standard, we recognized operating lease right-of-use assets and liabilities on our Consolidated Balance Sheet of $5,361 and $5,320 respectively. We utilized a portfolio approach to establish discount rates for leases that are similar. Discount rates ranging from 4.2% to 5.8% were used when determining the present value of future lease payments. All of our lessee arrangements that were classified as operating leases under Topic 840 continue to be classified as operating leases since the adoption of Topic 842, and the pattern of lease expense recognition is unchanged. The adoption of Topic 842 did not materially impact our consolidated net earnings and had no impact on cash flows.

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

We determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. None of our leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 5.4 years.

Topic 842 allows for the election as an accounting policy to not apply lease recognition requirements to short term leases, defined as leases with an initial term of 12 months or less. We have elected to use this policy, and as such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We have also made the policy election to not separate lease and non-lease components for all leases.

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	December 26, 2019	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$4,823	Operating lease right-of-use assets

Total lease right-of-use assets	$4,823

Liabilities
Current:
Operating leases	$1,354	Other accrued expenses
Noncurrent:
Operating leases	3,456	Long-term operating lease liabilities

Total lease liabilities	$4,810

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter ended December 26, 2019	For the Twenty-six weeks ended December 26, 2019
Operating lease costs (a)	$460	$834
Variable lease costs (b)	15	31

Total Lease Cost	$475	$865

(a)	Includes short-term leases which are immaterial.
(b)	Variable lease costs consist of sales tax.

Supplemental cash flow and other information related to leases was as follows:

For the Twenty-six weeks ended December 26, 2019
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$770
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$163

December 26, 2019
Weighted Average Remaining Lease Term (in years)	3.8
Weighted Average Discount Rate	4.5%

Maturities of operating lease liabilities as of December 26, 2019 are as follows:

Fiscal year ending
June 25, 2020 (excluding the twenty-six weeks ended December 26, 2019)	$792
June 24, 2021	1,439
June 30, 2022	1,316
June 29, 2023	1,065
June 27, 2024	469
Thereafter	132

Total lease payment	5,213
Less imputed interest	(403)

Present value of operating lease liabilities	$4,810

As of December 26, 2019 the Company has additional operating leases totaling $164 that have not yet commenced and therefore are not reflected in the Consolidated Balance Sheet and tables above. These leases will commence in the third quarter of fiscal 2020 with initial lease terms ranging from 3 to 5 years.

Disclosures related to periods prior to adoption

As the Company has not recast prior year information for its adoption of Topic 842, the following presents its future minimum lease payments for operating leases under Topic 840 on June 27, 2019:

Fiscal year ending
June 25, 2020	$1,715
June 24, 2021	1,540
June 30, 2022	1,392
June 29, 2023	1,109
June 27, 2024	464
Thereafter	133

$6,353

Lessor Accounting

We lease office space in our four-story office building located in Elgin, Illinois. As a lessor, we retain substantially all of the risks and benefits of ownership of the investment property and under Topic 842 we continue to account for all of our leases as operating leases. Lease agreements may include options to renew. We accrue fixed lease income on a straight-line basis over the terms of the leases. There is generally an immaterial amount of variable lease consideration and an immaterial amount of non-lease components such as recurring utility and storage fees. Leases between related parties are immaterial.

Leasing revenue is as follows:

	For the Quarter ended December 26, 2019	For the Twenty-six weeks ended December 26, 2019
Lease income related to lease payments	$462	$1,005

The future minimum, undiscounted cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter is presented below and is materially consistent with our previous accounting under Topic 840.

Fiscal year ending
June 25, 2020 (excluding the twenty-six weeks ended December 26, 2019)	$1,082
June 24, 2021	1,948
June 30, 2022	1,707
June 29, 2023	1,737
June 27, 2024	1,766
Thereafter	2,512

$10,752

Note 4 – Inventories

Inventories consist of the following:

	December 26, 2019	June 27, 2019	December 27, 2018
Raw material and supplies	$81,135	$58,927	$87,717
Work-in-process and finished goods	91,205	98,097	83,991

Total	$172,340	$157,024	$171,708

Note 5 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	December 26, 2019	June 27, 2019	December 27, 2018
Customer relationships	$21,100	$21,100	$21,100
Brand names	16,990	16,990	16,990
Non-compete agreement	270	270	270

	38,360	38,360	38,360
Less accumulated amortization:
Customer relationships	(15,438)	(14,466)	(13,494)
Brand names	(9,527)	(9,182)	(8,838)
Non-compete agreement	(113)	(86)	(58)

	(25,078)	(23,734)	(22,390)

Net intangible assets	$13,282	$14,626	$15,970

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the Squirrel Brand and Southern Style Nuts brand names.

Total amortization expense related to intangible assets, which is a component of Administrative expense, was $672 and $1,344 for the quarter and twenty-six weeks ended December 26, 2019, respectively. Amortization expense for the remainder of fiscal 2020 is expected to be approximately $1,157 and expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 24, 2021	$2,165
June 30, 2022	1,896
June 29, 2023	1,657
June 27, 2024	1,414
June 26, 2025	1,156

Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition (the “Acquisition”) completed in the second quarter of fiscal 2018. There was no change in the carrying amount of goodwill during the twenty-six weeks ended December 26, 2019.

Note 6 – Credit Facility

On February 7, 2008, we entered into a Credit Agreement with a bank group providing a $117,500 revolving loan commitment and letter of credit subfacility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than real property and fixtures.

At December 26, 2019, we had $100,830 of available credit under the Credit Facility which reflects borrowings of $13,495 and reduced availability as a result of $3,175 in outstanding letters of credit. As of December 26, 2019, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility.

Note 7 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 26, 2019	December 27, 2018	December 26, 2019	December 27, 2018
Weighted average number of shares outstanding – basic	11,458,524	11,425,566	11,451,542	11,415,787
Effect of dilutive securities:
Stock options and restricted stock units	66,863	53,865	80,640	69,894

Weighted average number of shares outstanding – diluted	11,525,387	11,479,431	11,532,182	11,485,681

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.

Note 8 – Stock-Based Compensation Plans

During the second quarter of fiscal 2020, there were 38,572 restricted stock units (“RSUs”) awarded to employees and non-employee members of the Board of Directors. The vesting period is generally three years for awards to employees and one year for awards to non-employee directors.

There was no stock option activity during the first half of fiscal 2020.

The following is a summary of RSU activity for the first half of fiscal 2020:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 27, 2019	188,992	$46.79
Activity:
Granted	38,572	91.47
Vested (a)	(36,179)	60.56
Forfeited	(7,439)	63.62

Outstanding at December 26, 2019	183,946	$52.77

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.

At December 26, 2019, there were 58,541 RSUs outstanding that were vested but deferred.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 26, 2019	December 27, 2018	December 26, 2019	December 27, 2018
Stock-based compensation expense	$855	$900	$1,488	$1,516

As of December 26, 2019, there was $5,255 of total unrecognized compensation expense related to non-vested RSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.7 years.

Note 9 – Retirement Plan

The Supplemental Employee Retirement Plan is an unfunded, non-qualified deferred compensation plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 26, 2019	December 27, 2018	December 26, 2019	December 27, 2018
Service cost	$178	$153	$356	$305
Interest cost	223	223	446	447
Amortization of prior service cost	240	240	479	479
Amortization of loss	104	23	208	47

Net periodic benefit cost	$745	$639	$1,489	$1,278

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.

Note 10 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the twenty-six weeks ended December 26, 2019 and December 27, 2018. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Twenty-Six Weeks Ended
	December 26, 2019	December 27, 2018
Balance at beginning of period	$(4,325)	$(3,181)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	687	526
Tax effect	(172)	(132)

Net current-period other comprehensive income	515	394
Impact of adopting ASU 2018-02 (b)	(976)	—

Balance at end of period	$(4,786)	$(2,787)

(a)	Amounts in parenthesis indicate debits/expense.
(b)	See Note 15 – “Recent Accounting Pronouncements” for additional information.

The reclassifications out of AOCL for the quarter and twenty-six weeks ended December 26, 2019 and December 27, 2018 were as follows:

					Affected line item in the Consolidated Statements of Comprehensive Income
	For the Quarter Ended		For the Twenty-six Weeks Ended
Reclassifications from AOCL to earnings (c)	December 26, 2019	December 27, 2018	December 26, 2019	December 27, 2018
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(240)	$(240)	$(479)	$(479)	Other expense
Unrecognized net loss	(104)	(23)	(208)	(47)	Other expense

Total before tax	(344)	(263)	(687)	(526)
Tax effect	86	66	172	132	Income tax expense

Amortization of defined pension items, net of tax	$(258)	$(197)	$(515)	$(394)

(c)	Amounts in parenthesis indicate debits to expense. See Note 9 – “Retirement Plan” above for additional details.

Note 11 – Commitments and Contingent Liabilities

We are currently a party to various legal proceedings in the ordinary course of business. While management presently believes that the ultimate outcomes of these proceedings, individually and in the aggregate, will not materially affect our Company’s financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur. Unfavorable outcomes could include substantial monetary damages in excess of any accruals that management has established. Were such unfavorable final outcomes to occur, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows.

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	December 26, 2019	June 27, 2019	December 27, 2018
Carrying value of long-term debt:	$23,767	$27,798	$31,061
Fair value of long-term debt:	24,164	27,720	30,176

The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 13 – Related Party Transaction

In connection with the Acquisition in the second quarter of fiscal 2018, we incurred $11,500 of unsecured debt (the “Promissory Note”) to the principal owner and seller of the Squirrel Brand business, who was subsequently appointed as an executive officer of the Company and was considered a related party. Late in the second quarter of fiscal 2020, the employment of this executive officer with the Company ceased. He is no longer considered a related party, and therefore the outstanding balance on the Promissory Note is not reflected as related party debt on our Consolidated Balance Sheet as of December 26, 2019. Interest paid on the Promissory Note for the quarter and twenty-six weeks ended December 26, 2019 while the executive officer was still a related party was $57 and $127, respectively, and is reflected as related party interest on our Consolidated Statements of Comprehensive Income.

Note 14 – Garysburg, North Carolina Facility

On October 7, 2019 we experienced a fire at our peanut processing facility located in Garysburg, North Carolina. No personnel were injured, and there was no damage to our peanut shelling and inventory storage areas. The fire occurred in our roasting room where all of the roasting equipment was destroyed. The fire also damaged some equipment in our packaging room and a portion of the roof. We have contracted with a third party to roast and salt our inshell peanuts to meet our current production requirements. We do not expect any negative impact on our customer service levels or a material adverse impact on our operating or financial results for the 2020 fiscal year.

After evaluating our options with regard to our peanut production operations, the Company is considering strategic alternatives for this facility and currently plans to permanently cease all operations at the Garysburg facility once we have finished shelling the current crop of peanuts at this facility, which is estimated to take approximately sixteen months. We have ceased roasting operations in the current second quarter, which resulted in a partial reduction in the workforce at this facility, and recognized an immaterial amount of separation costs in the second quarter of fiscal 2020.

We have adequate property damage and business interruption insurance, subject to applicable deductibles. To date, approximately $1,500 in clean-up costs and damage to capital assets has been incurred. Insurance claims have been filed under our property damage and business interruption policies, and an advance payment of $1,500 was received from the insurance carrier in our current second quarter. Insurance proceeds received for damage to capital equipment were recorded as investing activities on the Consolidated Statements of Cash Flows.

Note 15 – Recent Accounting Pronouncements

The following recent accounting pronouncements have been adopted in the current fiscal year:

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”. The primary goal of this Update is to require the lessee to recognize all lease commitments, both operating and finance, by initially recording a lease asset and liability on the balance sheet at the lease commencement date. Additionally, enhanced qualitative and quantitative disclosures are required. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. This new guidance became effective for the Company beginning in fiscal year 2020. Under ASU No. 2016-02 the guidance was to be adopted using a modified retrospective approach, with elective reliefs, with application of the new guidance for all periods presented. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements” which provides for another transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this Update also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component, similar to the expedient provided for lessees. In July 2018, the FASB also issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” which affects narrow aspects of the guidance issued in ASU No. 2016-02. In December 2018, the FASB issued ASU No. 2018-20 “Leases (Topic 842) – Narrow Scope Improvements for Lessors” which provides specific guidance for lessors on the issues of sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU No. 2019-01 “Leases (Topic 842) – Codification Improvements” which clarifies transition disclosure requirements for annual and interim periods after the date of adoption of ASU No. 2016-02.

We have implemented processes and information technology tools to assist in our compliance with Topic 842. We have also updated our accounting policies and internal controls that are impacted by the new guidance. We adopted ASU No. 2016-02 utilizing the modified retrospective transition method and did not recast comparative periods in transition to the new standard. In addition, the new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The adoption of this standard resulted in the recognition of operating lease right-of-use assets and liabilities on our Consolidated Balance Sheet of $5,361 and $5,320, respectively, during the first quarter of fiscal 2020. The new standard also provides practical expedients for an entity’s initial and ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. We also elected the practical expedient to not separate lease and non-lease components for all of our leases. Refer to Note 3 – “Leases” for additional information regarding the Company’s leases.

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this Update allow a reclassification from accumulated other comprehensive income (loss) (“AOCL”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted ASU No. 2018-02 in the first quarter of fiscal 2020 and reclassified $976 from AOCL to retained earnings. Refer to Note 10 – “Accumulated Other Comprehensive Loss” for additional detail. ASU 2018-02 was not applied retrospectively. No other income tax effects related to the application of the Tax Cuts and Jobs Act were reclassified from AOCL to retained earnings.

The following recent accounting pronouncements have not yet been adopted:

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740)”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions, providing updated requirements and specifications in certain areas and by making minor codification improvements. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted. This Update is effective for the Company beginning in fiscal 2022. We do not expect this accounting Update to have a material impact on our Consolidated Financial Statements.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2020 and fiscal 2019 are to the fiscal year ending June 25, 2020 and the fiscal year ended June 27, 2019, respectively.

•	References herein to the second quarter of fiscal 2020 and fiscal 2019 are to the quarters ended December 26, 2019 and December 27, 2018, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2020 and fiscal 2019 are to the twenty-six weeks ended December 26, 2019 and December 27, 2018, respectively.

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

The Company’s long-term objective to drive profitable growth, as identified in our strategic plan (the “Strategic Plan”), includes continuing to grow Fisher, Orchard Valley Harvest, Squirrel Brand and Southern Style Nuts into leading nut brands by focusing on consumers demanding quality nuts in the snacking, recipe, trail and snack mix and produce categories, providing integrated nut solutions to grow non-branded business at existing key customers in each distribution channel and expanding our offerings into alternative distribution channels. We are executing on our Strategic Plan by continuing to expand distribution of our Orchard Valley Harvest and Southern Style Nuts products, growing our consumer distribution channel with private brand products and expanding distribution with new foodservice customers.

We face a number of challenges in the future which include, among others, potential acquisition cost volatility for almonds and increasing commodity costs for walnuts, as well as intensified competition on pricing and for market share from both private brand and name brand nut products. Our Fisher recipe nut sales have been negatively impacted recently due to this increased competition for market share. We also face changing industry trends resulting in retail consolidation and Internet price competition for nut and nut-related products.

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

QUARTERLY HIGHLIGHTS

Our net sales of $246.4 million for the second quarter of fiscal 2020 decreased 2.7% from our net sales of $253.3 million for the second quarter of fiscal 2019. Net sales for the first twenty-six weeks of fiscal 2020 increased by $6.7 million, or 1.5%, to $464.3 million from net sales of $457.6 million for the first twenty-six weeks of fiscal 2019.

Sales volume, measured as pounds sold to customers, increased 4.8% for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Sales volume for the first twenty-six weeks of fiscal 2020 increased 6.8% compared to the first twenty-six weeks of fiscal 2019.

Gross profit increased by $7.1 million, and our gross profit margin, as a percentage of net sales, increased to 20.3% for the second quarter of fiscal 2020 compared to 16.9% for the second quarter of fiscal 2019. Gross profit increased by $16.4 million and our gross profit margin increased to 19.9% from 16.6% for the first twenty-six weeks of fiscal 2020 compared to the first twenty-six weeks of fiscal 2019.

Total operating expenses for the second quarter of fiscal 2020 decreased by $0.7 million, or 2.8%, compared to the second quarter of fiscal 2019. As a percentage of net sales, total operating expenses in the second quarter of fiscal 2020 was unchanged at 10.4% compared to the second quarter of fiscal 2019. For the first half of fiscal 2020, total operating expenses decreased by $0.4 million, to 10.5% of net sales compared to 10.7% for the first half of fiscal 2019.

The total value of inventories on hand at the end of the second quarter of fiscal 2020 increased by $0.6 million, or 0.4%, in comparison to the total value of inventories on hand at the end of the second quarter of fiscal 2019.

We have seen acquisition costs for walnuts increase in the 2019 crop year (which falls into our current 2020 fiscal year). We also continue to see declining acquisition costs for pecans. We completed procurement of inshell walnuts during the first half of fiscal 2020. During the third quarter, we will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual final liability will be determined during the third quarter of fiscal 2020 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS

Net Sales

Our net sales decreased 2.7% to $246.4 million in the second quarter of fiscal 2020 compared to net sales of $253.3 million for the second quarter of fiscal 2019. The decrease in net sales was primarily attributable to lower selling prices, which resulted from a shift in sales volume from higher priced pecans and walnuts to lower priced trail and snack mixes, peanuts and cashews. Lower selling prices for pecans and cashews, which were due to lower commodity acquisition costs, also contributed to the overall reduction in selling prices. The decline in net sales from lower selling prices was largely offset by a 4.8% increase in sales volume, which is defined as pounds sold to customers.

For the first twenty-six weeks of fiscal 2020 our net sales were $464.3 million, an increase of $6.7 million, or 1.5%, compared to the same period of fiscal 2019. The increase in net sales was due to a 6.8% increase in sales volume and was largely offset by lower selling prices resulting primarily for the same reasons cited in the quarterly comparison.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 26, 2019	December 27, 2018	December 26, 2019	December 27, 2018
Peanuts	15.8%	15.7%	16.8%	17.2%
Pecans	16.2	20.5	13.0	16.5
Cashews & Mixed Nuts	22.7	22.1	22.7	22.3
Walnuts	8.7	10.5	7.9	10.3
Almonds	13.2	11.8	14.8	12.8
Trail & Snack Mixes	18.3	14.5	19.3	15.6
Other	5.1	4.9	5.5	5.3

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	December 26, 2019	December 27, 2018	Change	Percent Change
Consumer (1)	$188,086	$195,478	$(7,392)	(3.8)%
Commercial Ingredients	34,247	31,454	2,793	8.9
Contract Packaging	24,090	26,385	(2,295)	(8.7)

Total	$246,423	$253,317	$(6,894)	(2.7)%

(1)

Sales of branded products were approximately 33% and 45% of total consumer sales during each of the second quarter of fiscal 2020 and fiscal 2019, respectively. Fisher branded products were approximately 76% and 79% of branded sales during the second quarter of fiscal 2020 and fiscal 2019, respectively, with branded produce and Squirrel Brand products accounting for most of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Twenty-six Weeks Ended
Distribution Channel	December 26, 2019	December 27, 2018	Change	Percent Change
Consumer (1)	$345,232	$334,922	$10,310	3.1%
Commercial Ingredients	71,135	68,656	2,479	3.6
Contract Packaging	47,902	54,027	(6,125)	(11.3)

Total	$464,269	$457,605	$6,664	1.5%

(1)

Sales of branded products were approximately 31% and 43% of total consumer sales during the first twenty-six weeks of fiscal 2020 and fiscal 2019, respectively. Fisher branded products were approximately 71% and 75% of branded sales during the first twenty-six weeks of fiscal 2020 and fiscal 2019, respectively, with branded produce and Squirrel Brand products accounting for most of the remaining branded product sales.

Net sales in the consumer distribution channel decreased $7.4 million, or 3.8%, and sales volume increased 4.2% in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. The sales volume increase was driven by increased sales of private brand snack nuts and trail and snack mixes from distribution gains with new and existing private brand customers. Sales volume for Fisher snack nuts decreased 6.4%, primarily as a result of reduced promotional activity for inshell peanuts. Sales volume of Fisher recipe nuts decreased 29.8% from lost holiday display distribution at a major customer in favor of their private brand recipe nuts. Sales volume of Orchard Valley Harvest products increased 6.5% due to distribution gains at new and existing customers and the introduction of new products. Sales volume of Southern Style Nuts increased 42.9% due to increased promotional activity.

In the first twenty-six weeks of fiscal 2020, net sales in the consumer distribution channel increased $10.3 million, or 3.1%, and sales volume increased 10.0% compared to the same period of fiscal 2019. The sales volume increase occurred for the same reason cited in the quarterly comparison. Increased sales for our Orchard Valley Harvest and Southern Style Nut brands also contributed to the sales volume increase in the consumer distribution channel. Sales volume for Fisher recipe nuts decreased 30.0% in the year to date comparison as a result of lost distribution at a major customer in favor of their private brand recipe nuts.

Net sales in the commercial ingredients distribution channel increased by 8.9% in dollars and 14.5% in sales volume in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. In the first twenty-six weeks of fiscal 2020, net sales in the commercial ingredients distribution channel increased by 3.6% in dollars and 6.3% in sales volume compared to the same period of fiscal 2019. The sales volume increase, for both the quarterly and twenty-six week period, was primarily due to distribution gains with new food service customers and increased sales of peanut crushing stock to peanut oil processors.

Net sales in the contract packaging distribution channel decreased by 8.7% in dollars and 2.5% in sales volume in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. The decline in sales volume primarily came from a reduction in promotional and merchandising activity by some customers in this channel. In the first twenty-six weeks of fiscal 2020, net sales in the contract packaging distribution channel decreased by 11.3% in dollars and 7.9% in sales volume compared to the first twenty-six weeks of fiscal 2019. The decline in sales volume occurred for the same reason cited in the quarterly comparison, as well as from a reduction in unit ounce weights implemented by a major contract packaging customer.

Gross Profit

Gross profit increased by $7.1 million, or 16.5%, to $50.0 million for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Our gross profit margin, as a percentage of net sales, increased to 20.3% for the second quarter of fiscal 2020 compared to 16.9% for the second quarter of fiscal 2019. The increases in gross profit and gross profit margin were mainly attributable to the sales volume increase discussed above, as well as manufacturing efficiencies, reduced manufacturing spending and lower commodity acquisition costs for pecans and cashews.

Gross profit increased by $16.4 million, or 21.6%, to $92.2 million for the first twenty-six weeks of fiscal 2020 compared to the first twenty-six weeks of fiscal 2019. Our gross profit margin increased to 19.9% for the first twenty-six weeks of fiscal 2020 compared to 16.6% for the first twenty-six weeks of fiscal 2019. The increases in gross profit and gross profit margin in the year to date comparison occurred primarily for the same reasons cited in the quarterly comparison.

Operating Expenses

Total operating expenses for the second quarter of fiscal 2020 decreased by $0.7 million, or 2.8%, to $25.5 million. As a percentage of net sales, operating expenses remain unchanged at 10.4% for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019.

Selling expenses for the second quarter of fiscal 2020 were $16.1 million, a decrease of $2.1 million, or 11.5%, from the second quarter of fiscal 2019. The decrease was driven primarily by a $2.5 million decrease in advertising expense primarily related to TV and magazine advertising and a $0.9 million decrease in freight expense. Partially offsetting these decreases were a $0.7 million increase in payroll related and incentive compensation expense and a $0.4 million increase in commission expense.

Administrative expenses for the second quarter of fiscal 2020 were $9.4 million compared to $8.1 million for the second quarter of fiscal 2019. The increase was primarily due to a $1.0 million increase in compensation related expenses, primarily incentive compensation, a $0.2 million increase in building repairs and maintenance expense.

Total operating expenses for the first twenty-six weeks of fiscal 2020 decreased by $0.4 million, or 0.9%, to $48.7 million. Operating expenses decreased to 10.5% of net sales for the first half of fiscal 2020 compared to 10.7% of net sales for the first half of fiscal 2019.

Selling expenses for the first twenty-six weeks of fiscal 2020 were $30.2 million, a decrease of $2.0 million, or 6.3%, from the amount recorded for the first twenty-six weeks of fiscal 2019. The decrease was driven primarily by a $2.9 million decrease in advertising expense and a $1.3 million decrease in freight expense. These decreases were partially offset by a $1.4 million increase in payroll related and incentive compensation expense and a $0.5 million increase in commission expense.

Administrative expenses for the first twenty-six weeks of fiscal 2020 were $18.5 million, an increase of $1.6 million, or 9.5%, compared to the same period of fiscal 2019. The increase was primarily due to $1.5 million increase in compensation related expenses, primarily incentive compensation, and a $0.3 million increase in building repairs and maintenance expense.

Income from Operations

Due to the factors discussed above, income from operations was $24.5 million, or 9.9% of net sales, for the second quarter of fiscal 2020 compared to $16.6 million, or 6.6% of net sales, for the second quarter of fiscal 2019.

Due to the factors discussed above, income from operations was $43.5 million, or 9.4% of net sales, for the first twenty-six weeks of fiscal 2020 compared to $26.7 million, or 5.8% of net sales, for the first twenty-six weeks of fiscal 2019.

Interest Expense

Interest expense was $0.4 million for the second quarter of fiscal 2020 compared to $0.8 million in the second quarter of fiscal 2019. Interest expense for the first two quarters of fiscal 2020 was $1.0 million compared to $1.7 million for the first two quarters of fiscal 2019. The decrease in interest expense was due to lower average debt levels.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for the second quarter of both fiscal 2020 and fiscal 2019. Net rental and miscellaneous expense was $0.7 million for the first twenty-six weeks of fiscal 2020 compared to $0.6 million for the first twenty-six weeks of fiscal 2019.

Other Expense

Other expense consists of pension related expenses other than the service cost component and was $0.6 million for the second quarter of fiscal 2020 compared to $0.5 million for the second quarter of fiscal 2019. Other expense was $1.1 million for the first twenty-six weeks of fiscal 2020 compared to $1.0 million for the first twenty-six weeks of fiscal 2019.

Income Tax Expense

Income tax expense was $5.7 million, or 24.7% of income before income taxes (the “Effective Tax Rate”), for the second quarter of fiscal 2020 compared to $3.8 million, or 25.3% of income before income taxes, for the second quarter of fiscal 2019. For the first twenty-six weeks of fiscal 2020, income tax expense was $10.4 million, or 25.5% of income before income taxes, compared to $5.6 million, or 23.9% of income before income taxes, for the comparable period last year. The Effective Tax Rate in the comparative twenty-six week period was reduced due to a change in the rate that our deferred tax assets are measured due to the impact of Tax Reform. This change increased our net deferred tax assets and reduced income tax expense in the comparative twenty-six week period.

Net Income

Net income was $17.5 million, or $1.52 per common share basic and diluted, for the second quarter of fiscal 2020, compared to $11.3 million, or $0.99 per common share basic and $0.98 per common share diluted, for the second quarter of fiscal 2019.

Net income was $30.4 million, or $2.65 per common share basic and $2.64 per share diluted, for the first twenty-six weeks of fiscal 2020, compared to net income of $17.9 million, or $1.57 per common share basic and $1.56 per share diluted, for the first twenty-six weeks of fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan through growing our branded and private label nut programs and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended most recently in November 2017 (as amended, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has historically allowed us to promote our products and invest in our brands (especially our Fisher and Orchard Valley Harvest brands), consummate strategic business acquisitions such as the 2018 acquisition of the Squirrel Brand business, reinvest in the Company through capital expenditures, develop new products, pay cash dividends the past seven years and explore other growth strategies outlined in our Strategic Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first half of fiscal 2020 and 2019, respectively (dollars in thousands):

	December 26, 2019	December 27, 2018	$ Change
Operating activities	$54,285	$48,366	$5,919
Investing activities	(6,148)	(9,323)	3,175
Financing activities	(48,335)	(37,909)	(10,426)

Net increase in cash	$(198)	$1,134	$(1,332)

Operating Activities Net cash provided by operating activities was $54.3 million for the first twenty-six weeks of fiscal 2020 compared to $48.4 million for the comparative period of fiscal 2019. The increase in operating cash flow was due primarily to a $12.5 million increase in net income driven by increased sales and improved profitability, which was partially offset due to an increased use of working capital for inventory compared to the first twenty-six weeks of fiscal 2019.

Total inventories were $172.3 million at December 26, 2019, an increase of $15.3 million, or 9.8%, from the inventory balance at June 27, 2019, and an increase of $0.6 million, or 0.4%, from the inventory balance at December 27, 2018. The increase in inventory at December 26, 2019 compared to June 27, 2019 was primarily due to greater quantities of walnuts on hand at a higher acquisition cost, which was partially offset by lower acquisition costs for pecans.

Raw nut and dried fruit input stocks, some of which are classified as work in process, decreased by 9.8 million pounds, or 11.8%, at December 26, 2019 compared to December 27, 2018 due to lower quantities of peanuts and pecans on hand. The weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2020 increased 7.1% compared to the end of the second quarter of fiscal 2019 primarily due to a higher acquisition cost for walnuts, which was offset in part by lower acquisition costs for pecans, cashews and peanuts.

Investing Activities Cash used in investing activities was $6.1 million during the first twenty-six weeks of fiscal 2020 compared to $9.3 million for the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2020 to be approximately $17 to $20 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used in financing activities was $48.3 million during the first twenty-six weeks of fiscal 2020 compared to $37.9 million for the same period last year. We paid $57.3 million of dividends in the first half of fiscal 2020 compared to $29.1 million during the same period last year. Net borrowings under our Credit Facility were $13.5 million during the first half of fiscal 2020 compared to net repayments of $6.7 million for the first half of fiscal 2019. The increase in short term borrowings under our Credit Facility was due to higher dividends paid in fiscal 2020 and was partially offset by an increased operating cash flows.

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

At December 26, 2019, the weighted average interest rate for the Credit Facility was 3.8%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 26, 2019, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At December 26, 2019, we had $100.8 million of available credit under the Credit Facility. If this entire amount were borrowed at December 26, 2019, we would still be in compliance with all restrictive covenants under the Credit Facility.

We are currently updating the Credit Facility agreement and expect the term to extend another five years. The legal costs incurred to date have been capitalized and will be amortized over the length of the new agreement.

Mortgage Facility

The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum for the remainder of the term. Monthly principal payments on Tranche A in the amount of $0.2 million commenced on June 1, 2008. Monthly principal payments on Tranche B in the amount of $0.1 million commenced on June 1, 2008.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 26, 2019, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 26, 2019, $9.8 million of the debt obligation was outstanding.

Squirrel Brand Seller-Financed Note

In November 2017 we completed the Acquisition. The Acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11.5 million (“Promissory Note”). The principal owner and seller of the Squirrel Brand business was subsequently appointed as an executive officer of the Company and was considered a related party until the employment of this executive officer with the Company ceased late in the second quarter of fiscal 2020. The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $0.3 million, plus interest, which began in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We can pre-pay the Promissory Note at any time during the three-year period without penalty. At December 26, 2019, the principal amount of $3.5 million of the Promissory Note was outstanding.

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

Some of the statements in this report are forward-looking (including statements concerning our expectations regarding market risk and the impact of the purchasing decisions of major customers). These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for the Company’s products, such as a decline in sales (of branded products, private label products or otherwise) to one or more key customers, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (vi) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures, including competition in the recipe nut category; (vii) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (viii) the ability of the Company to control expenses, such as compensation, medical and administrative expense; (ix) the potential negative impact of government regulations and laws and regulations pertaining to food safety, such as the Food Safety Modernization Act; (x) uncertainty in economic conditions, including the potential for economic downturn; (xi) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (xii) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xiii) losses due to significant disruptions at any of our production or processing facilities; (xiv) the inability to implement our Strategic Plan, including growing our branded and private brand product sales and expanding into alternative sales channels; (xv) technology disruptions or failures; (xvi) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; and (xvii) the Company’s ability to manage successfully the price gap between its private brand products and those of its branded competitors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I—Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2019.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 26, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 26, 2019, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 26, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2019. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 27, 2019 during the second quarter of fiscal 2020.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2019.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index below.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

*10.1	1998 Equity Incentive Plan (incorporated by reference from Exhibit 10 to the Form 10-Q for the quarter ended September 24, 1998)

*10.2	First Amendment to the 1998 Equity Incentive Plan (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 28, 2000)

*10.3	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.4	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

*10.5	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.6	2008 Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.24 to the Form 10-K for the fiscal year ended June 28, 2012)

*10.7	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.8	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

Exhibit No.	Description

*10.9	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.10	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2017, 2018, 2019 and 2020 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

*10.11	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2017, 2018, 2019 and 2020 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.12	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2017 awards cycle) (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 29, 2016)

*10.13	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2018, 2019 and 2020 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December 28, 2017)

*10.14	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.15	Credit Agreement, dated as of February 7, 2008, by and among the Company, the financial institutions named therein as lenders, Wells Fargo Foothill, LLC (“WFF”), as the arranger and administrative agent for the lenders, and Wachovia Capital Finance Corporation (Central), in its capacity as documentation agent (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on February 8, 2008)

Exhibit No.	Description

10.16	Security Agreement, dated as of February 7, 2008, by the Company in favor of WFF, as administrative agent for the Lenders (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on February 8, 2008)

10.17	Loan Agreement, dated as of February 7, 2008, by and between the Company and Transamerica Financial Life Insurance Company (“TFLIC”) (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on February 8, 2008)

10.18	First Amendment to Credit Agreement, dated as of March 8, 2010, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent and Burdale Financial Limited, as a lender (incorporated by reference from Exhibit 10.19 to the Form 10-K filed on August 23, 2017)

10.19	Second Amendment to Credit Agreement, dated as of July 15, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on July 18, 2011)

10.20	Third Amendment to Credit Agreement, dated as of October 31, 2011, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 10.34 to the Form 10-Q for the quarter ended September 29, 2011)

10.21	Consent and Fourth Amendment to Credit Agreement, dated as of January 22, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on February 4, 2013)

10.22	Consent and Fifth Amendment to Credit Agreement, dated as of December 16, 2013, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, for itself and as agent/nominee for Southwest Georgia Farm Credit, FLCA, as a lender (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on December 17, 2013)

Exhibit No.	Description

10.23	Sixth Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and administrative agent, and Southwest Georgia Farm Credit, ACA, as lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on October 3, 2014)

10.24	Seventh Amendment to Credit Agreement, dated as of July 7, 2016, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on July 7, 2016)

10.25	Eighth Amendment to Credit Agreement, dated as of July 7, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on July 11, 2017)

10.26	Consent and Ninth Amendment to Credit Agreement dated as of November 29, 2017, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed on November 30, 2017)

10.27	First Amendment to Security Agreement, dated as of September 30, 2014, by the Company in favor of Wells Fargo Capital Finance, LLC (f/k/a WFF), as administrative agent for the lenders. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on October 3, 2014)

*10.28	Employment agreement, dated as of November 30, 2017, by and between the Company and J. Brent Meyer (incorporated by reference from Exhibit 10.36 to the Form 10-Q for the quarter ended December 28, 2017)

*10.29	Separation Agreement, dated as of December 10, 2019, by and between the Company and J. Brent Meyer (filed herewith)

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

Exhibit No.	Description

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 30, 2020.

JOHN B. SANFILIPPO & SON, INC.

By

/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary