Form 10-Q
period 2020-03-26
SANFILIPPO JOHN B & SON INC
filed 2020-04-30
CIK 880117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2020

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

As of April 23, 2020, 8,939,390 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 26, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 26, 2020	March 28, 2019	March 26, 2020	March 28, 2019
Net sales	$211,624	$201,834	$675,893	$659,439
Cost of sales	168,819	163,019	540,860	544,787

Gross profit	42,805	38,815	135,033	114,652

Operating expenses:
Selling expenses	13,880	13,810	44,095	46,070
Administrative expenses	9,528	9,597	28,013	26,482

Total operating expenses	23,408	23,407	72,108	72,552

Income from operations	19,397	15,408	62,925	42,100

Other expense:
Interest expense including $172, $278, $651 and $880 to related parties	579	788	1,535	2,465
Rental and miscellaneous expense, net	308	324	986	891
Other expense	566	487	1,699	1,460

Total other expense, net	1,453	1,599	4,220	4,816

Income before income taxes	17,944	13,809	58,705	37,284
Income tax expense	4,478	3,478	14,852	9,083

Net income	$13,466	$10,331	$43,853	$28,201
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	343	263	1,030	789
Income tax expense related to pension adjustments	(86)	(66)	(258)	(198)

Other comprehensive income, net of tax	257	197	772	591

Comprehensive income	$13,723	$10,528	$44,625	$28,792

Net income per common share-basic	$1.17	$0.90	$3.83	$2.47

Net income per common share-diluted	$1.17	$0.90	$3.80	$2.45

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 26, 2020	June 27, 2019	March 28, 2019
ASSETS
CURRENT ASSETS:
Cash	$993	$1,591	$1,090
Accounts receivable, less allowance for doubtful accounts of $387, $350 and $324	68,042	60,971	57,768
Inventories	188,514	157,024	178,909
Prepaid expenses and other current assets	5,249	5,754	6,168

TOTAL CURRENT ASSETS	262,798	225,340	243,935

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285	9,285
Buildings	110,278	109,955	109,328
Machinery and equipment	215,310	210,962	207,769
Furniture and leasehold improvements	5,170	5,128	5,058
Vehicles	682	673	643
Construction in progress	4,104	1,127	3,488

	344,829	337,130	335,571
Less: Accumulated depreciation	237,171	228,778	225,626

	107,658	108,352	109,945
Rental investment property, less accumulated depreciation of $11,816, $11,212 and $11,022	17,306	17,831	17,956

TOTAL PROPERTY, PLANT AND EQUIPMENT	124,964	126,183	127,901

Intangible assets, net	12,704	14,626	15,298
Cash surrender value of officers’ life insurance and other assets	9,967	9,782	8,412
Deferred income taxes	5,973	5,723	4,553
Goodwill	9,650	9,650	9,650
Operating lease right-of-use assets	4,638	—	—

TOTAL ASSETS	$430,694	$391,304	$409,749

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 26, 2020	June 27, 2019	March 28, 2019
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$38,175	$—	$35,099
Current maturities of long-term debt, including related party debt of $574, $4,375 and $4,369 and net of unamortized debt issuance costs of $27, $35 and $37	6,197	7,338	7,297
Accounts payable	54,856	42,552	45,158
Bank overdraft	2,091	901	1,722
Accrued payroll and related benefits	21,116	22,101	14,744
Other accrued expenses	12,774	11,014	10,348

TOTAL CURRENT LIABILITIES	135,209	83,906	114,368

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $9,097, $11,495 and $12,227 and net of unamortized debt issuance costs of $24, $44 and $52	15,670	20,381	21,867
Retirement plan	25,449	24,737	21,926
Long-term operating lease liabilities, net of current portion	3,259	—	—
Other	7,839	7,725	7,170

TOTAL LONG-TERM LIABILITIES	52,217	52,843	50,963

TOTAL LIABILITIES	187,426	136,749	165,331

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,939,390, 8,909,406 and 8,909,406 shares issued	89	89	89
Capital in excess of par value	123,613	122,257	121,650
Retained earnings	125,273	137,712	126,447
Accumulated other comprehensive loss	(4,529)	(4,325)	(2,590)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	243,268	254,555	244,418

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$430,694	$391,304	$409,749

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 27, 2019	2,597,426	$26	8,909,406	$89	$122,257	$137,712	$(4,325)	$(1,204)	$254,555
Net income						12,926			12,926
Cash dividends ($3.00 per share)						(34,321)			(34,321)
Pension liability amortization, net of income tax expense of $86							257		257
Impact of adopting ASU 2018-02 (a)						976	(976)		—
Stock-based compensation expense					633				633

Balance, September 26, 2019	2,597,426	$26	8,909,406	$89	$122,890	$117,293	$(5,044)	$(1,204)	$234,050
Net income						17,461			17,461
Cash dividends ($2.00 per share)						(22,947)			(22,947)
Pension liability amortization, net of income tax expense of $86							258		258
Equity award exercises, net of shares withheld for employee taxes			27,830	—	(761)				(761)
Stock-based compensation expense					855				855

Balance, December 26, 2019	2,597,426	$26	8,937,236	$89	$122,984	$111,807	$(4,786)	$(1,204)	$228,916
Net income						13,466			13,466
Pension liability amortization, net of income tax expense of $86							257		257
Equity award exercises, net of shares withheld for employee taxes			2,154	—	(73)				(73)
Stock-based compensation expense					702				702

Balance, March 26, 2020	2,597,426	$26	8,939,390	$89	$123,613	$125,273	$(4,529)	$(1,204)	$243,268

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 28, 2018	2,597,426	$26	8,865,475	$89	$119,952	$127,320	$(3,181)	$(1,204)	$243,002
Net income						6,606			6,606
Cash dividends ($2.55 per share)						(29,074)			(29,074)
Pension liability amortization, net of income tax expense of $66							197		197
Stock-based compensation expense					616				616

Balance, September 27, 2018	2,597,426	$26	8,865,475	$89	$120,568	$104,852	$(2,984)	$(1,204)	$221,347
Net income						11,264			11,264
Pension liability amortization, net of income tax expense of $66							197		197
Equity award exercises, net of shares withheld for employee taxes			33,352	—	(335)				(335)
Stock-based compensation expense					900				900

Balance, December 27, 2018	2,597,426	$26	8,898,827	$89	$121,133	$116,116	$(2,787)	$(1,204)	$233,373
Net income						10,331			10,331
Pension liability amortization, net of income tax expense of $66							197		197
Equity award exercises, net of shares withheld for employee taxes			10,579	—	(4)				(4)
Stock-based compensation expense					521				521

Balance, March 28, 2019	2,597,426	$26	8,909,406	$89	$121,650	$126,447	$(2,590)	$(1,204)	$244,418

(a)	See Note 15 – “Recent Accounting Pronouncements” for additional information.

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Thirty-Nine Weeks Ended
	March 26, 2020	March 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,853	$28,201
Depreciation and amortization	13,521	12,747
Gain on disposition of assets, net	(899)	(130)
Deferred income tax (benefit) expense	(250)	471
Stock-based compensation expense	2,190	2,037
Change in assets and liabilities:
Accounts receivable, net	(6,196)	7,763
Inventories	(31,490)	(4,547)
Prepaid expenses and other current assets	398	(884)
Accounts payable	12,080	(15,080)
Accrued expenses	(1,576)	8,270
Income taxes payable	1,039	1,839
Other long-term assets and liabilities	806	835
Other, net	1,486	1,295

Net cash provided by operating activities	34,962	42,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,560)	(12,080)
Proceeds from insurance recoveries	232	371
Other	(205)	(139)

Net cash used in investing activities	(10,533)	(11,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	38,175	3,821
Debt issue costs	(410)	—
Principal payments on long-term debt	(5,880)	(5,396)
Increase (decrease) in bank overdraft	1,190	(340)
Dividends paid	(57,268)	(29,074)
Taxes paid related to net share settlement of equity awards	(834)	(339)

Net cash used in financing activities	(25,027)	(31,328)

NET DECREASE IN CASH	(598)	(359)
Cash, beginning of period	1,591	1,449

Cash, end of period	$993	$1,090

Supplemental disclosure of non-cash activities:
Right-of-use assets recognized at ASU No. 2016-02 transition, see Note 3	$5,361	$—

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

(Unaudited)

(Dollars in thousands, except where noted and per share data)

Note 1 – Basis of Presentation and Description of Business

As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2020 and fiscal 2019 are to the fiscal year ending June 25, 2020 and the fiscal year ended June 27, 2019, respectively.

•	References herein to the third quarter of fiscal 2020 and fiscal 2019 are to the quarters ended March 26, 2020 and March 28, 2019, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2020 and fiscal 2019 are to the thirty-nine weeks ended March 26, 2020 and March 28, 2019, respectively.

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

Contract Balances

Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. There was no contract asset balance at March 26, 2020. Contract asset balances at June 27, 2019 and March 28, 2019 were $117 and $358, respectively, and are recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.

Disaggregation of Revenue

Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Distribution Channel	March 26, 2020	March 28, 2019	March 26, 2020	March 28, 2019
Consumer	$158,616	$141,761	$503,848	$476,683
Commercial Ingredients	30,312	32,469	101,447	101,125
Contract Packaging	22,696	27,604	70,598	81,631

Total	$211,624	$201,834	$675,893	$659,439

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

We determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. None of our leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 5.2 years.

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

The following table provides supplemental information related to operating lease right-of-use assets and liabilities:

	March 26, 2020	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$4,638	Operating lease right-of-use assets

Total lease right-of-use assets	$4,638

Liabilities
Current:
Operating leases	$1,374	Other accrued expenses
Noncurrent:
Operating leases	3,259	Long-term operating lease liabilities

Total lease liabilities	$4,633

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended March 26, 2020	For the Thirty-Nine Weeks Ended March 26, 2020
Operating lease costs (a)	$432	$1,266
Variable lease costs (b)	16	47

Total Lease Cost	$448	$1,313

(a) Includes short-term leases which are immaterial.

(b) Variable lease costs consist of sales tax.

Supplemental cash flow and other information related to leases was as follows:

For the Thirty- Nine Weeks Ended March 26, 2020
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$1,163
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$326

March 26, 2020
Weighted Average Remaining Lease Term (in years)	3.6
Weighted Average Discount Rate	4.4%

Maturities of operating lease liabilities as of March 26, 2020 are as follows:

Fiscal year ending
June 25, 2020 (excluding the thirty-nine weeks ended March 26, 2020)	$419
June 24, 2021	1,482
June 30, 2022	1,359
June 29, 2023	1,105
June 27, 2024	493
Thereafter	139

Total lease payments	4,997
Less imputed interest	(364)

Present value of operating lease liabilities	$4,633

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

Leasing revenue is as follows:

	For the Quarter Ended March 26, 2020	For the Thirty-Nine Weeks Ended March 26, 2020
Lease income related to lease payments	$510	$1,515

The future minimum, undiscounted cash flows under non-cancelable tenant operating leases for each of the next five years and thereafter is presented below and is materially consistent with our previous accounting under Topic 840.

Fiscal year ending
June 25, 2020 (excluding the thirty-nine weeks ended March 26, 2020)	$461
June 24, 2021	1,948
June 30, 2022	1,707
June 29, 2023	1,737
June 27, 2024	1,766
Thereafter	2,512

$10,131

Note 4 – Inventories

Inventories consist of the following:

	March 26, 2020	June 27, 2019	March 28, 2019
Raw material and supplies	$87,120	$58,927	$84,270
Work-in-process and finished goods	101,394	98,097	94,639

Total	$188,514	$157,024	$178,909

Note 5 – Goodwill and Intangible Assets

Identifiable intangible assets that are subject to amortization consist of the following:

	March 26, 2020	June 27, 2019	March 28, 2019
Customer relationships	$21,100	$21,100	$21,100
Brand names	16,990	16,990	16,990
Non-compete agreement	270	270	270

	38,360	38,360	38,360
Less accumulated amortization:
Customer relationships	(15,830)	(14,466)	(13,980)
Brand names	(9,700)	(9,182)	(9,010)
Non-compete agreement	(126)	(86)	(72)

	(25,656)	(23,734)	(23,062)

Net intangible assets	$12,704	$14,626	$15,298

Customer relationships are being amortized on an accelerated basis. The brand names consist of the Squirrel Brand and Southern Style Nuts brand names.

Total amortization expense related to intangible assets, which is recorded within Administrative expense, was $578 and $1,922 for the quarter and thirty-nine weeks ended March 26, 2020, respectively. Amortization expense for the remainder of fiscal 2020 is expected to be approximately $579 and expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 24, 2021	$2,165
June 30, 2022	1,896
June 29, 2023	1,657
June 27, 2024	1,414
June 26, 2025	1,156

Our goodwill of $9,650 relates entirely to the Squirrel Brand acquisition (the “Acquisition”) completed in the second quarter of fiscal 2018. There was no change in the carrying amount of goodwill during the thirty-nine weeks ended March 26, 2020.

Note 6 – Credit Facility

On March 5, 2020, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which amended and restated our Credit Agreement dated as of February 7, 2008 (the “Former Credit Agreement”). The Amended and Restated Credit Agreement provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”) with the same borrowing capacity, interest rates and applicable margin as the Former Credit Agreement and extends the term of the Former Credit Agreement from July 7, 2021 to March 5, 2025. The Credit Facility is secured by substantially all our assets other than real property and fixtures.

Enhanced features for the Amended and Restated Credit Agreement include, but are not limited to, the additions and amendments listed below:

•	The maximum incremental revolver was increased to $50,000.

•	The purchase-money and capital lease basket was increased to $10,000.

•	A new basket for unsecured subordinated indebtedness of $10,000 and a new basket for additional unsecured indebtedness of $20,000 were added.

•

For permitted acquisitions, a new two-tier alternative test was added. For any acquisition by the Company, either (a) revolver availability plus unrestricted cash must be equal to or greater than $20,000 after giving effect to the acquisition, or (ii) revolver availability plus unrestricted cash must be equal to or greater than $15,000 and the pro forma fixed charge coverage ratio must be equal to or greater than 1.00:1.00, in each case after giving effect to the acquisition.

•

The aggregate amount of dividends and distribution permitted in any fiscal year was increased to $75,000, subject to the same existing conditions of no defaults and a minimum excess availability of $30,000.

•

The Company is allowed unlimited investments as long as (a) there are no existing defaults and (b) revolver availability plus unrestricted cash is not less than $20,000 after giving effect to the proposed investment.

•	The definition of fixed charges was amended to increase the threshold exclusion of dividends and distributions to $40,000.

At March 26, 2020, we had $76,150 of available credit under the Credit Facility which reflects borrowings of $38,175 and reduced availability as a result of $3,175 in outstanding letters of credit. As of March 26, 2020, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility.

Note 7 – Earnings Per Common Share

The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 26, 2020	March 28, 2019	March 26, 2020	March 28, 2019
Weighted average number of shares outstanding – basic	11,475,874	11,444,560	11,459,653	11,425,378
Effect of dilutive securities:
Stock options and restricted stock units	63,767	64,333	75,015	68,040

Weighted average number of shares outstanding – diluted	11,539,641	11,508,893	11,534,668	11,493,418

The following table presents a summary of anti-dilutive awards excluded from the computation of diluted earnings per share:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 26, 2020	March 28, 2019	March 26, 2020	March 28, 2019
Weighted average number of anti-dilutive awards:	28,040	—	9,347	—
Weighted average exercise price per award:	$90.26	$—	$90.26	$—

Note 8 – Stock-Based Compensation Plans

The following is a summary of restricted stock unit (“RSU”) activity for the first thirty-nine weeks of fiscal 2020:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 27, 2019	188,992	$46.79
Activity:
Granted	38,572	91.47
Vested (a)	(38,333)	60.55
Forfeited	(9,347)	63.52

Outstanding at March 26, 2020	179,884	$52.57

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy the statutory income tax withholding requirements.

At March 26, 2020, there are 57,871 RSUs outstanding that are vested but deferred.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 26, 2020	March 28, 2019	March 26, 2020	March 28, 2019
Stock-based compensation expense	$702	$521	$2,190	$2,037

As of March 26, 2020, there was $4,433 of total unrecognized compensation expense related to non-vested RSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.5 years.

Stock option activity was insignificant during the first thirty-nine weeks of fiscal 2020.

Note 9 – Retirement Plan

The Supplemental Employee Retirement Plan is an unfunded, non-qualified deferred compensation plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service. The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 26, 2020	March 28, 2019	March 26, 2020	March 28, 2019
Service cost	$178	$152	$534	$457
Interest cost	223	224	669	671
Amortization of prior service cost	239	239	718	718
Amortization of loss	104	24	312	71

Net periodic benefit cost	$744	$639	$2,233	$1,917

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.

Note 10 – Accumulated Other Comprehensive Loss

The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the thirty-nine weeks ended March 26, 2020 and March 28, 2019. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Thirty-Nine Weeks Ended
	March 26, 2020	March 28, 2019
Balance at beginning of period	$(4,325)	$(3,181)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	1,030	789
Tax effect	(258)	(198)

Net current-period other comprehensive income	772	591
Impact of adopting ASU 2018-02 (b)	(976)	—

Balance at end of period	$(4,529)	$(2,590)

(a)	Amounts in parenthesis indicate debits/expense.
(b)	See Note 15 – “Recent Accounting Pronouncements” for additional information.

The reclassifications out of AOCL for the quarter and thirty-nine weeks ended March 26, 2020 and March 28, 2019 were as follows:

					Affected line item in the Consolidated Statements of Comprehensive Income
Reclassifications from AOCL to earnings (c)	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 26, 2020	March 28, 2019	March 26, 2020	March 28, 2019
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(239)	$(239)	$(718)	$(718)	Other expense
Unrecognized net loss	(104)	(24)	(312)	(71)	Other expense

Total before tax	(343)	(263)	(1,030)	(789)
Tax effect	86	66	258	198	Income tax expense

Amortization of defined pension items, net of tax	$(257)	$(197)	$(772)	$(591)

(c)	Amounts in parenthesis indicate debits to expense. See Note 9 – “Retirement Plan” above for additional details.

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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	March 26, 2020	June 27, 2019	March 28, 2019
Carrying value of long-term debt:	$21,918	$27,798	$29,253
Fair value of long-term debt:	22,946	27,720	28,872

The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.

Note 13 – Related Party Transaction

In connection with the Acquisition in the second quarter of fiscal 2018, we incurred $11,500 of unsecured debt (the “Promissory Note”) to the principal owner and seller of the Squirrel Brand business, who was subsequently appointed as an executive officer of the Company and was considered a related party. Late in the second quarter of fiscal 2020, the employment of this executive officer with the Company ceased. He is no longer considered a related party, and therefore the outstanding balance on the Promissory Note is not reflected as related party debt on our Consolidated Balance Sheet as of March 26, 2020 and there was no related party interest paid to this former executive officer during the current third quarter. Interest paid on the Promissory Note for the thirty-nine weeks ended March 26, 2020 while the executive officer was a related party was $127 and is reflected as related party interest on our Consolidated Statements of Comprehensive Income.

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

After evaluating our options with regard to our peanut production operations, the Company is considering strategic alternatives for this facility and currently plans to permanently cease all operations at the Garysburg facility once we have finished shelling the current crop of peanuts at this facility, which is estimated to take approximately seven to ten more months. We ceased roasting operations in the second quarter of this fiscal year, which resulted in a partial reduction in the workforce at this facility and we recognized an immaterial amount of separation costs in the second quarter of fiscal 2020.

We have adequate property damage and business interruption insurance, subject to applicable deductibles. To date, approximately $2,000 in clean-up costs and damage to capital assets has been incurred. Insurance claims have been filed under our property damage and business interruption policies. An advance payment of $1,500 was received from the insurance carrier in the second quarter of this fiscal year, and a receivable for a second advance payment of $1,434 was recorded in the current third quarter. Insurance proceeds received for damage to capital equipment are recorded as investing activities on the Consolidated Statements of Cash Flows.

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848)”. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationship, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update are effective upon issuance and can be taken at any point in time (at the beginning of an interim period) through December 31, 2022. We do not expect this accounting Update to have a material impact on our Consolidated Financial Statements.

Note 16 – Subsequent Event

On April 29, 2020, our Board of Directors declared a special cash dividend of $1.00 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “April 2020 Dividends”). The April 2020 Dividends will be paid on June 17, 2020 to stockholders of record as of the close of business on May 27, 2020.

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

Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2020 and fiscal 2019 are to the fiscal year ending June 25, 2020 and the fiscal year ended June 27, 2019, respectively.

•	References herein to the third quarter of fiscal 2020 and fiscal 2019 are to the quarters ended March 26, 2020 and March 28, 2019, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2020 and fiscal 2019 are to the thirty-nine weeks ended March 26, 2020 and March 28, 2019, respectively

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

We face a number of challenges in the future which include, among others, the recent increase in commodity acquisition costs for walnuts, as well as intensified competition on pricing and for market share from both private brand and name brand nut products. Our Fisher recipe nut sales have been negatively impacted recently due to this increased competition for market share. We also face changing industry trends resulting in retail consolidation and Internet price competition for nut and nut-related products. We will face challenges in our 2020 fiscal year and 2021 fiscal year as a result of the COVID-19 pandemic. Such challenges will include (among other things) decreases or significant decreases in demand within certain sales channels, including from our food service and restaurant customers, and potentially increases in demand within others, collectability of customer accounts receivable from customers negatively impacted by shelter in place requirements, managing the health and productivity of our employees working in our facilities or working remotely, managing our information technology (IT) infrastructure and security for our employees working remotely, and procuring adequate raw materials and packaging, as well as managing our supply chain. The Company has established a COVID-19 crisis management team that meets daily to discuss risks faced by the Company and mitigation strategies. We have implemented preventative measures recommended by state and federal health agencies to help ensure the safety and health of our employees such as implementing work from home requirements for the majority of our office employees, staggering shifts and breaks, installing partitions on production lines where social distancing could not be effected and performing daily temperature screening for all employees upon arrival. We regularly update and enhance these measures as new guidance is provided. We have also extended personal time off weeks for those who are in self quarantine or ill and are providing weekly allowances to cover the costs incurred by those employees working from home. We have also worked closely with our domestic and global suppliers to source and maintain a consistent supply of raw materials, ingredients and packaging to provide a steady supply of our products to our customers and consumers. We are fortunate that to date none of our manufacturing facilities have been significantly impacted by this pandemic. We have contingency plans in place in the event that a manufacturing facility encounters a partial or full shut down. Our production employees have risen to the challenge of the increased demand for our products and we have implemented a temporary bi-weekly bonus of 10% for these employees.

We will continue to focus on seeking profitable business opportunities to maximize the utilization of our production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois (the “Elgin Site”) and evaluate facility expansion to meet customer demand. We expect to maintain or exceed our current level of promotional and advertising activity for our Orchard Valley Harvest and Fisher snack brands. We continue to see significant domestic sales and volume growth in our Orchard Valley Harvest brand and will continue to focus on this portion of our branded business as well as our Squirrel Brand and Southern Style Nuts brands. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base for branded and private label products. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS

Our net sales of $211.6 million for the third quarter of fiscal 2020 increased 4.9% from our net sales of $201.8 million for the third quarter of fiscal 2019. Net sales for the first thirty-nine weeks of fiscal 2020 increased by $16.5 million, or 2.5%, to $675.9 million compared to the first thirty-nine weeks of fiscal 2019.

Sales volume, measured as pounds sold to customers, increased 8.9 million pounds, or 13.7%, in the third quarter of fiscal 2020, compared to the third quarter of fiscal 2019. Sales volume for the first thirty-nine weeks of fiscal 2020 increased 9.0% compared to the first thirty-nine weeks of fiscal 2019.

Gross profit increased by $4.0 million, and our gross profit margin, as a percentage of net sales, increased to 20.2% for the third quarter of fiscal 2020 compared to 19.2% for the third quarter of fiscal 2019. Gross profit increased by $20.4 million and our gross profit margin increased to 20.0% from 17.4% for the first thirty-nine weeks of fiscal 2020 compared to the first thirty-nine weeks of fiscal 2019.

Total operating expenses were $23.4 million for the third quarter of both fiscal 2020 and fiscal 2019. As a percentage of net sales, total operating expenses in the third quarter of fiscal 2020 decreased to 11.1% from 11.6% for the third quarter of fiscal 2019. For the first thirty-nine weeks of fiscal 2020, total operating expenses decreased by $0.4 million, to 10.7% of net sales compared to 11.0% for the first thirty-nine weeks of fiscal 2019.

The total value of inventories on hand at the end of the third quarter of fiscal 2020 increased by $9.6 million, or 5.4%, in comparison to the total value of inventories on hand at the end of the third quarter of fiscal 2019.

We have seen acquisition costs for walnuts increase in the 2019 crop year (which falls into our current 2020 fiscal year). We also continue to see declining acquisition costs for pecans and cashews. We have completed procurement of inshell walnuts during the first half of fiscal 2020, and the final total payments due to our walnut growers were determined in the current quarter. The final prices paid, and remaining to be paid to the walnut growers, were based upon current market prices and other factors, such as crop size and export demand. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2020. Remaining amounts to be paid to walnut growers as of March 26, 2020 are final and are not subject to revision. We decreased our walnut grower liability by approximately $0.7 million during the third quarter of fiscal 2020, as the final payments to walnut growers were slightly less than the amounts estimated at the end of last quarter. This decrease is insignificant compared to our total inshell walnut procurement costs for the year, and the adjustment to cost of sales was immaterial to our results of operations.

RESULTS OF OPERATIONS

Net Sales

Our net sales increased 4.9% to $211.6 million in the third quarter of fiscal 2020 compared to net sales of $201.8 million for the third quarter of fiscal 2019. The increase in net sales was attributable to a 13.7% increase in sales volume, which is defined as pounds sold to customers. The increase in net sales from the sales volume increase was partially offset by a 7.8% decrease in weighted average selling price per pound, as the majority of the sales volume increase was driven by growth in lower priced trail and snack mixes and peanuts. Lower selling prices for pecans and cashews, which were due to lower commodity acquisition costs, also contributed to the decline in the weighted average selling price per pound.

For the first thirty-nine weeks of fiscal 2020 our net sales were $675.9 million, an increase of $16.5 million, or 2.5%, compared to the same period of fiscal 2019. The increase in net sales was due to a 9.0% increase in sales volume and was partially offset by a 6.0% decrease in weighted average selling prices resulting primarily for the same reasons cited in the quarterly comparison.

The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Product Type	March 26, 2020	March 28, 2019	March 26, 2020	March 28, 2019
Peanuts	19.5%	19.6%	17.7%	17.9%
Pecans	7.0	8.5	11.2	14.1
Cashews & Mixed Nuts	23.0	23.9	22.8	22.8
Walnuts	6.1	7.8	7.4	9.6
Almonds	16.1	15.8	15.2	13.7
Trail & Snack Mixes	22.6	18.4	20.3	16.5
Other	5.7	6.0	5.4	5.4

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	March 26, 2020	March 28, 2019	Change	Percent Change
Consumer (1)	$158,616	$141,761	$16,855	11.9%
Commercial Ingredients	30,312	32,469	(2,157)	(6.6)
Contract Packaging	22,696	27,604	(4,908)	(17.8)

Total	$211,624	$201,834	$9,790	4.9%

(1)

Sales of branded products were approximately 24% and 31% of total consumer sales during the third quarter of fiscal 2020 and fiscal 2019, respectively. Fisher branded products were approximately 58% and 63% of branded sales during the third quarter of fiscal 2020 and fiscal 2019, respectively, with branded produce and Squirrel Brand products accounting for most of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Thirty-Nine Weeks Ended
Distribution Channel	March 26, 2020	March 28, 2019	Change	Percent Change
Consumer (1)	$503,848	$476,683	$27,165	5.7%
Commercial Ingredients	101,447	101,125	322	0.3
Contract Packaging	70,598	81,631	(11,033)	(13.5)

Total	$675,893	$659,439	$16,454	2.5%

(1)

Sales of branded products were approximately 29% and 39% of total consumer sales during the first thirty-nine weeks of fiscal 2020 and fiscal 2019, respectively. Fisher branded products were approximately 67% and 72% of branded sales during the first thirty-nine weeks of fiscal 2020 and fiscal 2019, respectively, with branded produce and Squirrel Brand products accounting for most of the remaining branded product sales.

Net sales in the consumer distribution channel increased by 11.9% in dollars and 19.3% in sales volume in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. The sales volume increase was driven by increased sales of trail and snack mixes and peanuts and to a lesser extent from increased sales of cashews, almonds and mixed nuts with existing private brand customers. Sales volume for Fisher snack nuts increased 14.2%, primarily as a result of increased promotional activity. Sales volume of Fisher recipe nuts decreased 21.7% from lost distribution at a major customer in favor of private brand recipe nuts. Sales volume of Orchard Valley Harvest products increased 5.8% due to distribution gains with a new customer, the introduction of new items at an existing customer, and increased promotional activity. Sales volume of Southern Style Nuts increased 41.4% due to distribution gains with new customers and increased promotional activity.

In the first thirty-nine weeks of fiscal 2020, net sales in the consumer distribution channel increased by 5.7% in dollars and 12.9% in sales volume, compared to the same period of fiscal 2019. The sales volume increase occurred for the same reasons cited in the quarterly comparison. Increased sales for our Orchard Valley Harvest and Southern Style Nut brands also contributed to the sales volume increase in the consumer distribution channel. Sales volume for Fisher recipe nuts decreased 28.5% in the year to date comparison as a result of lost distribution at a major customer in favor of private brand recipe nuts.

Net sales in the commercial ingredients distribution channel decreased by 6.6% in dollars and increased by 9.0% in sales volume in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. The increase in sales volume was primarily due to the sale of lower quality farmer stock peanuts to peanut oil processors in China. In the first thirty-nine weeks of fiscal 2020, net sales in the commercial ingredients distribution channel remained relatively unchanged in dollars, while sales volume increased by 7.2% compared to the same period of fiscal 2019. The sales volume increase was primarily due to increased sales of peanut crushing stock to peanut oil processors.

Net sales in the contract packaging distribution channel decreased by 17.8% in dollars and 6.4% in sales volume in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. The decline in sales volume was primarily attributable to some lost business with one customer that increased its internal nut processing capacity. In the first thirty-nine weeks of fiscal 2020, net sales in the contract packaging distribution channel decreased by 13.5% in dollars and 7.4% in sales volume compared to the first thirty-nine weeks of fiscal 2019. The decline in sales volume occurred for the same reason cited in the quarterly comparison, as well as from a reduction in promotional and merchandising activity by some other customers in this channel.

COVID-19 impact on sales volume in the quarter: The 13.7% sales volume growth in the current third quarter was attributable in part to pantry loading by consumers in anticipation of the shelter in place directives that ultimately occurred. For January and February, sales volume increased by a total of 9.1%. We believe the increase in sales volume in January and February was primarily related to the factors cited in our sales volume discussion above. In March 2020, the sales volume increased 23.6% compared to March 2019. After considering our sales volume growth rate for the first two months of the current quarter, we estimate that approximately one-third of the sales volume increase for the current third quarter was attributable to pantry loading. Within the commercial ingredients distribution channel, food service sales volume was relatively unchanged from the fiscal 2019 third quarter, as sales volume increases in January and February were fully offset by a significant amount of order cancelations in March by food service distributors due to restaurant closures. We expect this trend of increased sales volume within our consumer distribution channel and a decrease in sales volume at our food service customers within our commercial ingredients distribution channel to continue during our fourth fiscal quarter until customers adjust to the current circumstances and travel restrictions and restaurant closings are lifted.

Gross Profit

Gross profit increased by $4.0 million, or 10.3%, to $42.8 million for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. Our gross profit margin, as a percentage of net sales, increased to 20.2% for the third quarter of fiscal 2020 compared to 19.2% for the third quarter of fiscal 2019. The increases in gross profit and gross profit margin were mainly attributable to the sales volume increase discussed above, as well as manufacturing efficiencies and reduced manufacturing spending per produced pound.

Gross profit increased by $20.4 million, or 17.8%, to $135.0 million for the first thirty-nine weeks of fiscal 2020 compared to the first thirty-nine weeks of fiscal 2019. Our gross profit margin increased to 20.0% for the first thirty-nine weeks of fiscal 2020 compared to 17.4% for the first thirty-nine weeks of fiscal 2019. The increases in gross profit and gross profit margin in the year to date comparison occurred primarily for the same reasons cited in the quarterly comparison, as well as lower acquisition costs for cashews and pecans.

In the coming fourth quarter we expect additional cost aggravation related to COVID-19 to be less than $1.0 million due to additional manufacturing bonuses to production employees and other incremental costs related to this pandemic. Depending on the length of this crisis, and due to the fluidity of the situation, actual results may be materially different than our current estimates.

Operating Expenses

Total operating expenses were $23.4 million for the third quarter of both fiscal 2020 and fiscal 2019. Operating expenses for the third quarter of fiscal 2020 decreased to 11.1% of net sales from 11.6% of net sales for the third quarter of fiscal 2019.

Selling expenses for the third quarter of fiscal 2020 were $13.9 million, an increase of $0.1 million, or 0.5%, from the third quarter of fiscal 2019. A $0.3 million increase in payroll related and incentive compensation expense and a $0.4 million increase in commission expense were largely offset by a $0.5 million decrease in freight expense.

Administrative expenses for the third quarter of fiscal 2020 were $9.5 million compared to $9.6 million for the third quarter of fiscal 2019. A $1.5 million decrease in legal and consulting fees and a $0.7 million increase in gain on asset disposals were offset by a $1.6 million increase in incentive compensation expense and a $0.6 million increase in expense for food donations to food banks in response to COVID-19.

Total operating expenses for the first thirty-nine weeks of fiscal 2020 decreased by $0.4 million, or 0.6%, to $72.1 million. Operating expenses decreased to 10.7% of net sales for the first three quarters of fiscal 2020 compared to 11.0% of net sales for the three quarters of fiscal 2019.

Selling expenses for the first thirty-nine weeks of fiscal 2020 were $44.1 million, a decrease of $2.0 million, or 4.3%, from the amount recorded for the first thirty-nine weeks of fiscal 2019. The decrease was driven primarily by a $3.0 million decrease in advertising expense and a $1.8 million decrease in freight expense. These decreases were partially offset by a $1.8 million increase in payroll related and incentive compensation expense and a $0.9 million increase in commission expense.

Administrative expenses for the first thirty-nine weeks of fiscal 2020 were $28.0 million, an increase of $1.5 million, or 5.8%, compared to the same period of fiscal 2019. The increase was primarily due to a $3.3 million increase in compensation related expenses, primarily incentive compensation, and a $0.6 million increase in expense for food donations to food banks in response to COVID-19. These increases were partially offset by a $1.6 million decrease in legal and consulting fees and a $0.8 million increase in gain on asset disposals.

Income from Operations

Due to the factors discussed above, income from operations was $19.4 million, or 9.2% of net sales, for the third quarter of fiscal 2020 compared to $15.4 million, or 7.6% of net sales, for the third quarter of fiscal 2019.

Due to the factors discussed above, income from operations was $62.9 million, or 9.3% of net sales, for the first thirty-nine weeks of fiscal 2020 compared to $42.1 million, or 6.4% of net sales, for the first thirty-nine weeks of fiscal 2019.

Interest Expense

Interest expense was $0.6 million for the third quarter of fiscal 2020 compared to $0.8 million in the third quarter of fiscal 2019. The decrease in interest expense resulted from lower interest rates. Interest expense for the first three quarters of fiscal 2020 was $1.5 million compared to $2.5 million for the first three quarters of fiscal 2019. The decrease in interest expense was a result of lower average debt levels, as well as lower interest rates.

Rental and Miscellaneous Expense, Net

Net rental and miscellaneous expense was $0.3 million for the third quarter of both fiscal 2020 and fiscal 2019. Net rental and miscellaneous expense was $1.0 million for the first thirty-nine weeks of fiscal 2020 compared to $0.9 million for the first thirty-nine weeks of fiscal 2019.

Other Expense

Other expense consists of pension related expenses other than the service cost component and was $0.6 million for the third quarter of fiscal 2020 compared to $0.5 million in the third quarter of fiscal 2019. Other expense was $1.7 million for the first thirty-nine weeks of fiscal 2020 compared to $1.5 million for the first thirty-nine weeks of fiscal 2019.

Income Tax Expense

Income tax expense was $4.5 million, or 25.0% of income before income taxes (the “Effective Tax Rate”), for the third quarter of fiscal 2020 compared to $3.5 million, or 25.2% of income before income taxes, for the third quarter of fiscal 2019. For the first thirty-nine weeks of fiscal 2020, income tax expense was $14.9 million, or 25.3% of income before income taxes, compared to $9.1 million, or 24.4% of income before income taxes, for the comparable period last year.

Net Income

Net income was $13.5 million, or $1.17 per common share basic and diluted, for the third quarter of fiscal 2020, compared to $10.3 million, or $0.90 per common share basic and diluted, for the third quarter of fiscal 2019.

Net income was $43.9 million, or $3.83 per common share basic and $3.80 per common share diluted, for the first thirty-nine weeks of fiscal 2020, compared to net income of $28.2 million, or $2.47 per common share basic and $2.45 per common share diluted, for the first thirty-nine weeks of fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES

General

The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan through growing our branded and private label nut programs and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended and restated in March 2020 (as amended and restated, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. Despite the current COVID-19 pandemic, we anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Please refer to Item 1A – “Risk “Factors” below. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products (especially our Fisher and Orchard Valley Harvest brands), consummate strategic business acquisitions such as the 2018 acquisition of the Squirrel Brand business, reinvest in the Company through capital expenditures, develop new products, pay cash dividends the past seven years and explore other growth strategies outlined in our Strategic Plan.

Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the first three quarters of fiscal 2020 and 2019, respectively (dollars in thousands):

	For the Thirty-Nine Weeks Ended
	March 26, 2020	March 28, 2019	$ Change
Operating activities	$34,962	$42,817	$(7,855)
Investing activities	(10,533)	(11,848)	1,315
Financing activities	(25,027)	(31,328)	6,301

Net decrease in cash	$(598)	$(359)	$(239)

Operating Activities Net cash provided by operating activities was $35.0 million for the first thirty-nine weeks of fiscal 2020 compared to $42.8 million for the comparative period of fiscal 2019. The decrease in operating cash flow was due to an increased use of working capital for inventory, which was partially offset by a $15.7 million increase in net income driven by increased sales and improved profitability compared to the first thirty-nine weeks of fiscal 2019.

Total inventories were $188.5 million at March 26, 2020, an increase of $31.5 million, or 20.1%, from the inventory balance at June 27, 2019, and an increase of $9.6 million, or 5.4%, from the inventory balance at March 28, 2019. The increase in inventory at March 26, 2020 compared to June 27, 2019 was primarily due to greater quantities of tree nuts on hand, as well as higher acquisition costs for walnuts, which was partially offset by lower acquisition costs for pecans. The increase in inventories at March 26, 2020 compared to March 28, 2019 was primarily due to increased quantities of peanuts, cashews, almonds, pistachios and work-in-process inventory.

Raw nut and dried fruit input stocks, some of which are classified as work-in-process, increased by 0.8 million pounds, or 1.1%, at March 26, 2020 compared to March 28, 2019. The weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2020 increased 3.4% compared to the end of the third quarter of fiscal 2019 primarily due to increased acquisition costs for walnuts and higher quantities of tree nuts on hand.

Investing Activities Cash used in investing activities was $10.5 million during the first thirty-nine weeks of fiscal 2020 compared to $11.8 million for the same period last year. Cash spent for capital expenditures during the first thirty-nine weeks of fiscal 2020 was $10.6 million compared to $12.1 million during the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2020 to be approximately $12.0 to $14.0 million. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities Cash used by financing activities was $25.0 million during the first thirty-nine weeks of fiscal 2020 compared to $31.3 million for the same period last year. We paid $57.3 million of dividends in the first three quarters of fiscal 2020 compared to $29.1 million during the same period last year. Net short-term borrowings under our Credit Facility were $38.2 million during the first three quarters of fiscal 2020 compared to borrowings of $3.8 million during the first three quarters of fiscal 2019. The increase in short term borrowings under our Credit Facility was due to more cash used for working capital for inventory and higher dividends paid in fiscal 2020.

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

Financing Arrangements

On February 7, 2008, we entered into the Former Credit Agreement (as defined below) with a bank group (the “Bank Lenders”) providing a $117.5 million revolving loan commitment and letter of credit subfacility. Also on February 7, 2008, we entered into a Loan Agreement with an insurance company (the “Mortgage Lender”) providing us with two term loans, one in the amount of $36.0 million (“Tranche A”) and the other in the amount of $9.0 million (“Tranche B”), for an aggregate amount of $45.0 million (the “Mortgage Facility”).

On March 5, 2020, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which amended and restated our Credit Agreement dated as of February 7, 2008 (the “Former Credit Agreement”). The Amended and Restated Credit Agreement provides for a $117.5 million senior secured revolving credit facility with the same borrowing capacity, interest rates and applicable margin as the Former Credit Agreement and extends the term of the Former Credit Agreement from July 7, 2021 to March 5, 2025. Refer to Note 6 – “Credit Facility” above.

The Amended and Restated Credit Facility is secured by substantially all of our assets other than machinery and equipment, real property, and fixtures and matures on March 5, 2025. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”).

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

At March 26, 2020, the weighted average interest rate for the Credit Facility was 2.4%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of March 26, 2020, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At March 26, 2020, we had $76.2 million of available credit under the Credit Facility. If this entire amount were borrowed at March 26, 2020, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility

The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum for the remainder of the term. Monthly principal payments on Tranche A in the amount of $0.2 million commenced on June 1, 2008. Monthly principal payments on Tranche B in the amount of $0.1 million commenced on June 1, 2008.

The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 26, 2020, we were in compliance with all covenants under the Mortgage Facility.

Selma Property

In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 26, 2020, $9.7 million of the debt obligation was outstanding.

Squirrel Brand Seller-Financed Note

In November 2017 we completed the Acquisition. The Acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11.5 million (“Promissory Note”). The principal owner and seller of the Squirrel Brand business was subsequently appointed as an executive officer of the Company and was considered a related party until the employment of this executive officer with the Company ceased late in the second quarter of fiscal 2020. The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $0.3 million, plus interest, which began in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We can pre-pay the Promissory Note at any time during the three-year period without penalty. At March 26, 2020, the principal amount of $2.6 million of the Promissory Note was outstanding.

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

FORWARD LOOKING STATEMENTS

Some of the statements in this report are forward-looking (including statements concerning our expectations regarding market risk and the impact of the purchasing decisions of major customers). These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for the Company’s products, such as a decline in sales (of branded products, private label products or otherwise) to one or more key customers, or to customers generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (vi) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures, including competition in the recipe nut category; (vii) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (viii) the ability of the Company to control expenses, such as compensation, medical and administrative expense; (ix) the potential negative impact of government regulations and laws and regulations pertaining to food safety, such as the Food Safety Modernization Act; (x) uncertainty in economic conditions, including the potential for economic downturn, particularly in light of the outbreak of COVID-19; (xi) the timing and occurrence (or nonoccurrence) of other transactions and events which may be subject to circumstances beyond the Company’s control; (xii) the adverse effect of labor unrest or disputes, litigation and/or legal settlements, including potential unfavorable outcomes exceeding any amounts accrued; (xiii) losses due to significant disruptions at any of our production or processing facilities or employee unavailability due to illness or quarantine; (xiv) the inability to implement our Strategic Plan, including growing our branded and private brand product sales and expanding into alternative sales channels; (xv) technology disruptions or failures, including disruptions due to employees working remotely; (xvi) the inability to protect the Company’s brand value, intellectual property or avoid intellectual property disputes; (xvii) the Company’s ability to manage successfully the price gap between its private brand products and those of its branded competitors and (xviii) the ability of the Company to respond to or manage the outbreak of COVID-19 or other infectious diseases and the various implications thereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Part I—Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2019.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 26, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 26, 2020, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 26, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 27, 2019. There were no significant changes to the risk factors identified on the Form 10-K for the fiscal year ended June 27, 2019 during the third quarter of fiscal 2020 except for the addition of the following risk factor.

We and our customers, suppliers and transport partners face various risks related to epidemics, pandemics and similar outbreaks of infectious diseases, including COVID-19, which may have a material adverse effect on our business, financial condition, liquidity and results of operations

Since January 2020, the novel coronavirus (COVID-19) outbreak has caused significant disruptions in both the U.S. and international economies, including in the geographic areas where our products are manufactured and sold, and the geographic areas from which our supply inputs are obtained. The potential impacts of COVID-19 on our business in the future are numerous, uncertain and constantly changing. While we have seen increases in demand for certain of our products related to consumer pantry stocking, including during March 2020, these trends may not continue and could reverse. In addition, we have seen decreases in demand for certain of our other products, and these trends may continue or worsen. COVID-19 outbreaks, or similar disease outbreaks in the future, may decrease demand for our products or certain of our products due to stay at home orders or restrictions on public interactions that would limit the ability of consumers and other customers to purchase our products at retailers or other points of sale. For example, we have seen significant decreases in foodservice and restaurant demand in March 2020 and into the fourth quarter of our 2020 fiscal year as a result of the COVID-19 situation and various stay at home orders and temporary closures. Should such stay at home orders or closures continue and/or consumers choose not to purchase from such food service providers and restaurants due to safety concerns, our commercial ingredients distribution channel could be (or continue to be) materially and adversely affected. In addition, should one or more of our significant customers file or be forced into bankruptcy or reorganization as a result of the COVID-19 situation, we may be unable to collect or fully collect any receivables owed to us and our business, financial condition and results of operations could be materially and adversely affected. We could also be materially adversely impacted by any increased or continued customer shift to lower margin products, including private brand products.

While our production facilities are essential businesses and continue to operate, there is no guarantee that our current production operations (or current or customary production levels) will continue for the remainder of our 2020 fiscal year and beyond. Our facilities are located in several different states and are subject to different governmental rules and regulations. The forced shutdown of any of our facilities (or our voluntary shutdown of our facilities due to unexpected implications of the COVID-19 situation) could result in (among other things) reduced or no production of our products or our inability to manufacture and package products for our private brand customers or commercial ingredients channel customers, which could have a material adverse effect on our business, liquidity and results of operations.

While we continue to take precautions to ensure that our workforce can safely work from our facilities or remotely, we cannot guarantee that our workforce or the workforce of our customers, suppliers and transportation providers will not experience disruptions due to COVID-19. If a significant percentage of our workforce, or the workforce of our customers, suppliers or transportation providers, is unable to work because of illness or government restrictions related to COVID-19, our ability to manufacture, sell and transport our products could be materially impacted. In addition, if we have to incur (or further incur) additional or unexpected costs for the safety and protection of our employees or otherwise, materially increase compensation for certain employee groups, or incur costs related to work at home technology solutions, facilities cleaning or product transportation, such actions could materially affect our business, financial condition and results of operations.

Although our suppliers are currently providing us with adequate amounts of raw materials and packaging necessary to meet recent increased demand or customary demand levels, there is no guarantee that such suppliers will continue to do so in the future on the same terms or at all. We have seen increases in prices for certain of our nut products due to decreased supply as a result of stay at home orders in certain parts of the world. If we fail to obtain necessary raw materials and packaging, our business, financial condition and results of operations could be materially and adversely affected.

See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q, and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the fiscal year ended June  27, 2019.

Item 6. Exhibits

The exhibits filed herewith are listed in the exhibit index below.

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March  24, 2005)

https://www.sec.gov/Archives/edgar/data/880117/000088011705000010/exhibit3.txt

3.2

Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June  25, 2015)

https://www.sec.gov/Archives/edgar/data/880117/000119312515298303/d110976dex32.htm

*10.1	1998 Equity Incentive Plan (incorporated by reference from Exhibit 10 to the Form 10-Q for the quarter ended September 24, 1998) https://www.sec.gov/Archives/edgar/data/880117/0000880117-98-000006.txt

*10.2

First Amendment to the 1998 Equity Incentive Plan (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December  28, 2000)

https://www.sec.gov/Archives/edgar/data/880117/000088011701500003/ex10-35.txt

*10.3

Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December  25, 2003)

https://www.sec.gov/Archives/edgar/data/880117/000095013404000734/c82327exv10w35.txt

*10.4

Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March  25, 2004)

https://www.sec.gov/Archives/edgar/data/880117/000088011704000018/exhibit1047.txt

*10.5

Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June  28, 2007)

https://www.sec.gov/Archives/edgar/data/880117/000095013707014005/c18246exv10w16.htm

*10.6

2008 Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.24 to the Form 10-K for the fiscal year ended June  28, 2012)

https://www.sec.gov/Archives/edgar/data/880117/000119312512375693/d361246dex1024.htm

*10.7

Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May  5, 2009)

https://www.sec.gov/Archives/edgar/data/880117/000095013709003593/c51080exv10w01.htm

*10.8

2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October  28, 2014)

https://www.sec.gov/Archives/edgar/data/880117/000119312514385024/d810070dex41.htm

Exhibit No.	Description

*10.9

Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June  30, 2016)

https://www.sec.gov/Archives/edgar/data/880117/000119312516689942/d217852dex1012.htm

*10.10	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2017, 2018, 2019 and 2020 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015) https://www.sec.gov/Archives/edgar/data/880117/000119312516441870/d119129dex1038.htm

*10.11

Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2017, 2018, 2019 and 2020 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

https://www.sec.gov/Archives/edgar/data/880117/000119312516441870/d119129dex1039.htm

*10.12	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2017 awards cycle) (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 29, 2016) https://www.sec.gov/Archives/edgar/data/880117/000119312517027474/d323255dex1019.htm

*10.13

Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2018, 2019 and 2020 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December  28, 2017)

https://www.sec.gov/Archives/edgar/data/880117/000119312518032207/d516665dex1020.htm

*10.14

Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June  25, 2015)

https://www.sec.gov/Archives/edgar/data/880117/000119312515298303/d110976dex1011.htm

10.15	Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020) https://www.sec.gov/Archives/edgar/data/880117/000119312520070312/d767975dex101.htm

*10.16	Employment agreement, dated as of November 30, 2017, by and between the Company and J. Brent Meyer (incorporated by reference from Exhibit 10.36 to the Form 10-Q for the quarter ended December 28, 2017) https://www.sec.gov/Archives/edgar/data/880117/000119312518032207/d516665dex1036.htm

Exhibit No.	Description

*10.17

Separation Agreement, dated as of December 10, 2019, by and between the Company and J. Brent Meyer (incorporated by reference from Exhibit 10.29 to the Form 10-Q for the quarter ended December  26, 2019)

https://www.sec.gov/Archives/edgar/data/880117/000119312520019640/d874511dex1029.htm

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2020.

JOHN B. SANFILIPPO & SON, INC.

By

/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary