Form 10-K
period 2020-06-25
SANFILIPPO JOHN B & SON INC
filed 2020-08-19
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 25, 2020

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes
☒
    No
☐
.
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
of the Exchange Act. (Check One)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒.
The aggregate market value of the voting Common Stock held by non-affiliates
was $790,314,722 as of December 26, 2019 (8,623,183 shares at $91.65 per share).
As of August
13
, 2020, 8,822,211 shares of the registrant’s Common Stock, $.01 par value (“Common Stock”) and 2,597,426 shares of the registrant’s Class A Common Stock, $.01 par value (“Class A Stock”), were outstanding. The Class A Stock is convertible at the option of the holder at any time and from time to time (and, upon the occurrence of certain events specified in the Restated Certificate of Incorporation, automatically converts) into one share of Common Stock.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 28, 2020 are incorporated by reference into Part III of this
Form 10-K.

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

•	References herein to fiscal 2021 are to the fiscal year ending June 24, 2021.

•	References herein to fiscal 2020, fiscal 2019 and fiscal 2018 are to the fiscal years ended June 25, 2020, June 27, 2019 and June 28, 2018, respectively.
We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under the
Fisher, Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts,
and
Sunshine Country
brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snack and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks and other sesame snack products under private brands and brand names.
Our website is accessible to the public at
http://www.jbssinc.com.
Information about us, including our code of ethics, annual reports on
Form 10-K,
quarterly reports on Form
10-Q,
current reports on Form
8-K
and any amendments to those reports are made available free of charge through our website as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission (the “SEC”). Our materials filed with the SEC are also available on the SEC’s website at
http://www.sec.gov
. References to our website addressed in this Form
10-K
are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this Form
10-K.
Our headquarters and executive offices are located at 1703 North Randall Road, Elgin, Illinois 60123, and our telephone number for investor relations is
(847) 289-1800,
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
Squirrel Brand
and
Southern Style Nuts
. Our branded and private brand products are sold through the major distribution channels to significant buyers of nuts, including food retailers, commercial ingredient users and contract packaging customers. Selling through multiple distribution channels allows us to generate multiple revenue opportunities for the nuts we process. For example, pecan halves could be sold to food retailers under our
Fisher
brand, and pecan pieces could be sold to commercial ingredient users. We process and sell all major nut types consumed in the United States, including peanuts, pecans, cashews, walnuts and almonds (our major nut types) in a wide variety of innovative packaging, thus offering our customers a complete nut product offering.
(ii) Principal Products
Our principal products are raw and processed nuts. These products accounted for approximately 74%, 78% and 79% of our gross sales for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The nut product line includes almonds, pecans, peanuts, black walnuts, English walnuts, cashews, macadamia nuts, pistachios, pine nuts, Brazil nuts and filberts. Our nut products are sold in numerous package styles and sizes and we offer our nut products in a variety of different styles and seasonings. We sell our products domestically to retailers and wholesalers as well as to commercial ingredient and contract packaging customers. We also sell certain of our products to foreign customers in the retail, contract packaging and commercial ingredient markets. For more information about our revenues in our various distribution channels, see Part II, Item 8 — “Financial Statements and Supplementary Data”.
We acquire all of our peanuts and walnuts directly from domestic growers. The majority of our pecans are acquired from domestic growers with the remainder acquired from growers in Mexico. We purchase the balance of our raw nuts from importers, trading companies and domestic processors.
We manufacture and market peanut butter in several sizes and varieties. We also market and distribute, and in many cases process and manufacture, a wide assortment of other food and snack products. These other products include snack mixes, salad toppings, snacks, snack bites, trail mixes, dried fruit and chocolate and yogurt coated products sold to retailers and wholesalers; baking ingredients sold to retailers, wholesalers, and commercial ingredient customers; bulk food products sold to retail and commercial ingredient users; an assortment of sunflower kernels, pepitas, snack mixes, almond butter, cashew butter, candy and confections, corn snacks, chickpea snacks, sesame sticks and other sesame snack products sold to retail supermarkets, mass merchandisers and commercial ingredient users and a wide variety of toppings for ice cream and yogurt sold to commercial ingredient users.
(iii) Customers and Channels
We sell our products to approximately 275 customers through the consumer, commercial ingredient and contract packaging distribution channels. The consumer channel supplies nut-based
products, including consumer-packaged and bulk products, to retailers including supermarket chains, wholesalers, supercenters, internet retailers and other retail outlets, across the United States. We sell products through the consumer channel under our brand names, including the
Fisher
,
Orchard Valley Harvest, Squirrel Brand, Southern Style Nuts
and
Sunshine Country
brands, as well as under our customers’ private brands. The commercial ingredient channel supplies nut-based
products to other manufacturers to use as ingredients in their final food products such as bakery, confection, cereal and ice cream, and produces nut-based
products that are customized to the specifications of chefs, national restaurant chains, foodservice distributors, fast food chains, institutions and hotel kitchens. We sell products through the commercial ingredient channel under our
Fisher
brand and our customers’ private brands. Our contract packaging channel produces and packages nut-based
snacks for food manufacturers and marketers under their brand name.
We are dependent on a few significant customers for a majority of our total net sales, particularly in the consumer channel. Net sales to
Wal-Mart
Stores, Inc. accounted for approximately 33% of our net sales for fiscal 2020 and fiscal 2019 and 30% of our net sales for fiscal 2018. Net sales to Target Corporation accounted for approximately 12% of our net sales for fiscal 2020, 10% of our net sales for fiscal 2019 and 13% our net sales for fiscal 2018. Net sales to PepsiCo, Inc. accounted for approximately 11% of our net sales for fiscal 2018. No other customer accounted for more than 10% of net sales for any period presented.
(iv) Sales and Distribution
We market our products through our own sales department and through a network of approximately 60 independent brokers and various independent distributors and suppliers, including group purchasing organizations.
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
A significant portion of our branded marketing efforts are focused on consumer promotional campaigns that include advertisements (e.g., social media, magazine, newspaper, internet and television), product sampling and coupon offers. Our integrated marketing efforts for the
Fisher
brand typically include sponsorships of chef influencers and professional sports franchises. Additionally, shipper display units are utilized in retail stores in an effort to gain additional temporary product placement and to drive sales volume. We work with third-party information agencies, such as Information Resources, Inc. (“IRi”), to monitor the effectiveness of our marketing and measure product growth, particularly in comparison to our competition and the product category.
Commercial ingredient trade promotion typically includes periodically attending regional and national trade shows, trade publication advertising and one-on-one
marketing. These promotional efforts highlight our processing capabilities, broad product portfolio, product customization and packaging innovation.
Through participation in several trade associations, funding of industry research and sponsorship of educational programs, we support efforts to increase awareness of the health benefits, convenience and versatility of nuts as both a snack and a recipe ingredient among existing and future consumers of nuts.
(vi) Competition
Our nuts and other snack food products compete against products manufactured and sold by numerous other companies in the snack food industry, some of whom are substantially larger and have greater resources than us. In the nut industry, we compete with, among others, The Kraft Heinz Company (Planters brand) and numerous regional snack food processors. We also compete with the Diamond brand, among others. Competitive factors in our markets include price, product quality, customer service, breadth of product line, brand name awareness, method of distribution and sales promotion. The combination of our generally vertically integrated operating model with respect to pecans, peanuts and walnuts, our product quality, product offering, brand strength, innovation, distribution model and our focus on nut and nut related products generally enable us to compete in each of these categories, but there can be no guarantee that our products will continue to be competitive with many of our larger competitors. See Part I, Item 1A — “Risk Factors”.
(vii) Raw Materials and Supplies
We purchase nuts from domestic and foreign sources. In fiscal 2020, all of our walnuts, almonds and peanuts were purchased from domestic sources. We purchase our pecans from the southern United States and Mexico. Cashew nuts are imported from Vietnam and certain West African countries. For fiscal 2020, approximately 35% of the dollar value of our total nut purchases was from foreign sources.
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

Until July 2017, we had purchased some of our packaging and labels from a related party. We purchase other inventory items such as roasting oils, seasonings, plastic jars, labels, stand-up
bags, composite and clear-plastic cans and other packaging materials from other third parties. Material costs, including tree nuts, peanuts, other commodities and other inventory items represented approximately 80% of our total cost of sales for fiscal 2020.
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
(ix) Employees
As of June 25, 2020, we had approximately 1,370 full-time employees, including approximately 260 corporate staff employees.
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
(xii) Operating Hazards and Uninsured Risks
The sale of food products for human consumption involves the risk of injury to consumers as a result of product contamination or spoilage, including the presence of shell fragments, foreign objects, insects, foreign substances, pathogens, chemicals, aflatoxin and other hazards, agents or residues introduced during the growing, storage, handling or transportation phases. We (i) maintain what we believe to be rigid quality control standards and food safety systems that is evident in our Safe Quality Food (“SQF”) certification at each manufacturing facility, (ii) generally inspect our nut and other food products by visual examination, screening, metal detectors or electronic monitors at various stages of our shelling and processing operations, (iii) work with the United States Department of Agriculture (“USDA”) in its inspection of peanuts shipped to and from our peanut shelling facilities, (iv) maintain robust environmental pathogen programs, (v) seek to comply with the Nutrition Labeling and Education Act by labeling each product that we sell with labels that disclose the nutritional value and content of each of our products and (vi) assure compliance with the United States Food and Drug Administration (“FDA”) Food Safety Modernization Act (“FSMA”) through our comprehensive Food Safety Plans which include following Current Good Manufacturing Practices and control biological, chemical and physical hazards through our Process, Sanitation, Allergen and Supply Chain Preventative Controls; however, no assurance can be given that some nut or other food products sold by us may not contain or develop harmful substances. In order to mitigate this risk, we strive to select high-quality nut suppliers and currently maintain product liability and contaminated product insurance at amounts we believe are adequate in light of our operations.

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
We Cannot Control the Availability or Cost of Raw Materials and this May Have a Material Adverse Effect on Our Results of Operations, Cash Flows and Financial Condition
The availability and cost of raw materials for the production of our products, including peanuts, pecans, almonds, cashews, walnuts, pine nuts and other nuts are subject to crop size and yield fluctuations caused by factors beyond our control. These factors include weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes), changing climate patterns, plant diseases, foreign currency fluctuations, trade agreements, tariffs and embargos, import/export controls, political change and unrest, changes in global customer demand, pandemics and disease, changes in government agricultural programs, federal and state government mandates related to the preceding or otherwise and purchasing behavior of certain countries, including China and India. Additionally, any determination by the USDA or other government agencies that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop, any portion of the crop has been contaminated by aflatoxin or other agents or any future product recalls for other reasons could reduce the supply of edible nuts and other raw materials used in our products and could cause our costs to increase significantly.
Because these raw materials are commodities, their prices are set by the market and can therefore fluctuate quickly and dramatically due to varied events, such as those described above. Furthermore, we are not able to hedge against changes in nut commodity prices because no appropriate futures, derivative or other risk-sharing market for these commodities exists and we cannot create such a market. Consequently, in order to achieve or maintain profitability levels, we attempt to increase the prices of our products to reflect the increase in the costs of the raw materials that we use and sell. However, we may not be successful in passing along partial or full price increases to our customers, if at all. In addition, even if we are successful in passing across partial or full price increases, we may not be able to do so in a timely fashion. Our ability to raise prices and the timing of any price increases is often dependent upon the actions of our competitors, some of whom are significantly larger and more diversified than we are or own farms which produce the raw materials. Additionally, any such product price increase that we are able to pass along to our customers may ultimately reduce the demand for, and sales of, our products as customers reduce purchases or buy lower priced products. Alternatively, if the prices of any raw materials significantly decrease, and we have inventories of such materials on hand, we may be unable to reduce product prices without impacting our gross margin. Any competitors who purchase such material on the open market or own the farms which produce the raw materials may be able to reduce prices in a more timely manner, and we could lose market share to such competitors. Any one or more of the foregoing aspects may have a material adverse effect on our results of operations, cash flows and financial condition.
Moreover, fluctuations in the market prices of nuts may affect the value of our inventories, margins and profitability. We maintain significant inventories of nuts, and our financial condition could be materially and adversely affected by any significant decrease in the market price of such raw materials. We enter into fixed price commitments with a portion of our commercial ingredient customers and certain other customers. The commitments are for a fixed period of time, typically three months to twelve months, but may be extended if remaining balances exist. Such commitments with a term of six months or more represented approximately 4% of our annual net sales in fiscal 2020. Sometimes we enter into fixed price commitments with respect to certain of our nut products before fixing our acquisition costs in order to maintain customer relationships or when, in management’s judgment, market or crop harvest conditions so warrant. To the extent we do so and our fixed prices are not properly aligned with our acquisition costs, these fixed price commitments may result in reduced or negative gross profit margins, which could have a material adverse effect on our financial condition and results of operations.
Significant Private Brand Competitive Activity Could Materially and Adversely Affect Our Branded Sales and as a Result Our Financial Condition and Results of Operations
Some customer buying decisions, including some of our largest customers, are based upon a periodic bidding process in which the single, successful bidder is assured the selling of the selected product to the food retailer, supercenter or mass merchandiser until the next bidding process to the exclusion of other bidders. Our sales volume may decrease significantly if our bids are too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our bids are successful, but below our desired price points. In addition, our margins could be further reduced if commodity prices subsequently rise and customers are unwilling or unable to accept price increases. Should any of our significant customers elect to introduce or expand their private brand programs, and we do not participate in such programs or the programs directly compete against our branded products, our sales volume and margins could be negatively impacted. Any of these outcomes may materially and adversely affect our financial condition and results of operations.
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
Changing Consumer Preferences and Demand Could Materially and Adversely Affect Our Financial Condition and Results of Operations
Our financial performance depends in part on our ability to anticipate and offer products to our customers that appeal to their preferences. Consumer preferences, whether for branded products or private brand products, or how consumers purchase such products and the quantity or volume sizes of such products, can quickly change based on a number of factors beyond our control. If we fail to anticipate, identify or react quickly to these changes and are unable to develop and market new and improved products to meet consumer preferences, demand for our products could suffer. In addition, demand for our products could be affected by consumer concerns regarding the labeling, manner of preparing our products or concerns with respect to the health effects of nutrients or ingredients in any of our products. The development and introduction of new products or alteration of existing products requires substantial research and development, testing and marketing expenditures, which we may be unable to recover fully if the new products do not achieve the necessary commercial success. New product introduction also results in increased costs, including from the use of new manufacturing techniques, capital expenditures, new raw materials and ingredients, revision of packaging and labeling and additional marketing and trade spending. Consumers are also purchasing food products outside traditional retail supermarkets, including via the Internet. If we are unable to provide our customers with our products outside traditional retail supermarkets, supercenters and club stores, demand for our products could suffer and/or we will be unable to grow our business. Reduction in demand as a result of changing consumer preferences or inability to provide consumers with products they demand could materially and adversely affect our financial condition and results of operations.
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
We Operate in a Competitive Environment Which Could Materially and Adversely Affect our Financial Condition and Results of Operations
We operate in a highly competitive environment. The principal areas of competition are, among others, brand recognition, taste, flavor, quality, packaging, price, advertising, promotion, convenience and service. Our principal products compete against food and snack products manufactured and sold by numerous regional, national and international companies, some of which are substantially larger and have greater resources than us, such as The Kraft Heinz Company (Planters brand). Most of our competitors that sell and market the other top branded snack nut products have committed more financial, marketing and other resources to such brands when compared to the resources spent by us on our brands. Additionally, many retail customers have continued to emphasize their own private label offerings as a key part of their strategy and may develop or expand their own private label nut and nut product offerings, to the exclusion of our branded products. Several other smaller competitors may be able to focus on faster-growing, niche markets that we are unable to market effectively to or otherwise sell to due to our size and operations. Many of our competitors buy their nuts on the open market and are thus not exposed to the risks of purchasing inshell pecans, peanuts and walnuts directly from growers at fixed prices that later, due to altered market conditions, may prove to be above prevailing market prices. We also compete with other shellers in the commercial ingredient market and with regional processors in the retail and wholesale markets. In order to maintain or increase our market share, we must continue to price our products competitively and spend on marketing, advertising, new product innovation and shelf placement and slotting fees, which may cause a decline in gross profit margin if we are unable to increase sales volume as well as reduce our costs, which could materially and adversely affect our financial condition and results of operations.
We are Dependent Upon Certain Significant Customers Which Could Materially and Adversely Affect Our Financial Condition, Cash Flows and Results of Operations
We are dependent on a few significant customers for a large portion of our total net sales, particularly in the consumer channel. Sales to our five largest customers represented approximately 60%, 59% and 60% of net sales in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. There can be no assurance that all significant customers will continue to purchase our products in the same quantities, same product mix or on the same terms as in the past, particularly as increasingly powerful retailers demand lower pricing, different packaging, larger marketing support, payments for retail space, establish private brands or request other terms of sale which negatively impact our profitability. Many of our largest customers emphasize sales at physical locations and a significant shift to Internet sales may impact the amount and types of products they purchase from us. A loss of one of our largest customers, a material decrease in purchases by one of our largest customers, the inability to collect a receivable from or a significant business interruption at one of our largest customers would result in decreased sales and would materially and adversely affect our results of operations, financial condition and cash flows.
Impairment in the Carrying Value of Goodwill or Other Intangibles Could Result in the Incurrence of Impairment Charges and Negatively Impact our Financial Condition
At June 25, 2020, we had goodwill of $9.6 million and other intangible assets of $12.1 million, net. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of customer relationships, brand names, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill is not amortized but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the bankruptcy of a significant customer and could result in the incurrence of impairment charges and negatively impact our net worth.
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
We are Dependent on Certain Key Personnel and the Loss of Any of Their Services Could Have a Material Adverse Effect on Our Results of Operations
Our future success will be largely dependent on the personal efforts of our senior operating management team, including Jeffrey T. Sanfilippo, Chief Executive Officer, Michael J. Valentine, Chief Financial Officer, Group President and Secretary, James A. Valentine, Senior Technical Officer and Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary. We believe that the expertise and knowledge of these individuals in the industry, and in their respective fields, is a critical factor to our growth and success. Although some of our officers own significant amounts of our Class A Stock, these individuals have not entered into any employment or non-compete
agreements with us, nor do we have key officer insurance coverage policies in effect. The departure of any of these individuals or their inability to perform their duties due to illness, disability, injury or other similar events could have a material adverse effect on our business and prospects and that in turn would have a material adverse effect on our results of operations. Our success is also dependent upon our ability to attract, retain and motivate additional qualified personnel, and there can be no assurance that we will be able to do so.
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
Specifically
,
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
The FSMA gives the FDA expanded authorities over the safety of the national food supply, including increased inspections and mandatory recalls, as well as stricter enforcement actions, each of which could result in additional compliance costs and civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations. The FSMA further instructed the FDA to develop new rules and regulations, including the performance of hazard analyses, implementation of preventive plans to control hazards, and foreign supplier verification provisions. We currently have “hazard analysis and critical control points” (“HACCP”) procedures in place that may appropriately address many of the existing or future concerns as a result of FSMA. HACCP is a management system in which food safety is addressed through the analysis and control of hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product.
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

Operational, Legal, Economic, Political and Social Risks of Doing Business in Emerging Markets and Other Foreign Countries May Have a Material Adverse Effect on Our Results of Operations
Approximately 35% of the dollar value of our total nut purchases for fiscal 2020 were made from foreign countries. We purchase our cashews from Vietnam and certain West African countries and some of our pecans from Mexico. To this extent, we are exposed to various risks inherent in emerging markets, including increased governmental ownership and regulation of the economy, greater likelihood of inflation and adverse economic conditions, governmental attempts to control inflation, such as setting interest rates and maintaining wage and price controls, supply reduction into the United States from increased demand in foreign countries, international competition, compliance with, and subjection to, foreign laws, including our ability to protect our intellectual property, such as our brands, compliance with U.S. laws and regulations related to conduct in foreign countries, such as the Foreign Corrupt Practices Act, currency exchange rates, potential for contractual defaults or forced renegotiations on purchase contracts with limited legal recourse, tariffs, quotas, duties, import and export restrictions and other barriers to trade that may reduce our profitability or sales and civil unrest, armed hostilities and significant political instability.
The existence of risks in emerging markets and other foreign countries could jeopardize or limit our ability to purchase sufficient supplies of cashews, pecans and other imported raw materials and limit our ability to make international sales, and may materially and adversely affect our results of operations by increasing the costs of doing business overseas.
The Way in Which We Measure Inventory May Have a Material Adverse Effect on Our Results of Operations
We acquire our inshell nut inventories of pecans, peanuts and walnuts from growers and farmers in large quantities at harvest times, which are primarily during the second and third quarters of our fiscal year, and receive nut shipments in bulk truckloads. The weights of these nuts are measured using truck scales at the time of receipt, and inventories are recorded on the basis of those measurements. The nuts are then stored in bulk in large warehouses to be shelled or processed throughout the year. Bulk-stored nut inventories are relieved on the basis of continuous high-speed bulk weighing systems as the nuts are shelled or processed or on the basis of calculations derived from the weight of the shelled nuts that are produced. While we perform various procedures periodically to confirm the accuracy of our bulk-stored nut inventories, these inventories are estimates that must be periodically adjusted to account for positive or negative variations in quantities and yields, and such adjustments directly affect earnings. The quantities of each crop year bulk-stored nut inventories are generally shelled out over a ten to fifteen-month period, at which time revisions to any estimates, which historically averaged less than 1.0% of inventory purchases, are also recorded. The precise amount of our bulk-stored nut inventories is not known until the entire quantity of the particular nut is depleted, which may not necessarily occur every year. Prior crop year inventories may still be on hand as the new crop year inventories are purchased. The majority of bulk-stored nut inventories at June 25, 2020 will be processed during the first half of fiscal 2021 and any adjustment to our bulk stored nut inventory quantity will be recorded at that time. There can be no assurance that any bulk stored nut inventory quantity adjustments will not have a material adverse effect on our results of operations in the future.
Certain of Our Stockholders Possess a Majority of Aggregate Voting Power in the Company and Members of The Sanfilippo Group Have Pledged a Substantial Amount of their Class A Stock, Which May Make a Takeover or Change in Control More or Less Difficult and Could Materially and Adversely Affect Our Financial Condition and Results of Operations
As of August 19, 2020, Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., Lisa A. Sanfilippo, John E. Sanfilippo and James J. Sanfilippo (the “Sanfilippo Group”) own or control Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 50.9% voting interest in the Company. As of August 19, 2020, Michael J. Valentine and Mathias A. Valentine (the “Valentine Group”) own or control Common Stock (one vote per share) and Class A Stock (ten votes per share on all matters other than the election of Common Stock directors) representing approximately a 23.9% voting interest in the Company. In addition, the Sanfilippo Group and the Valentine Group as holders of the Class A Stock are entitled to elect six Class A Directors which represents 67% of our entire Board of Directors. As a result, the Sanfilippo Group and the Valentine Group together are able to direct the election of a majority of the members to the Board of Directors. In addition, the Sanfilippo Group is able to exert certain influence on our business, or take certain actions, that cannot be counteracted by another stockholder or group of stockholders. The Sanfilippo Group is able to determine the outcome of nearly all matters submitted to a vote of our stockholders, including any amendments to our certificate of incorporation or bylaws. The Sanfilippo Group has the power to prevent or cause dividends, or a change in control or sale of the Company, which may or may not be in the best interests of other stockholders, and can take other actions that may be less favorable to other stockholders and more favorable to the Sanfilippo Group, subject to applicable legal limitations, which could materially and adversely affect our financial condition, results of operations and cash flows.

In addition, several members of the Sanfilippo Group that beneficially own a significant interest in our Company have pledged a substantial portion of the Company’s Class A Stock that they own to secure loans made to them by financial institutions. If a stockholder defaults on any of its obligations under these pledge agreements or the related loan documents, these banks may have the right to sell the pledged shares. Such a sale could cause our Company’s stock price to decline. Many of the occurrences that could result in a foreclosure of the pledged shares are out of our control and are unrelated to our operations. Because these shares are pledged to secure loans, the occurrence of an event of default could result in a sale of pledged shares that could cause a change of control of our Company, even when such a change may not be in the best interests of our stockholders, and it could also result in a default under certain material contracts to which we are a party, including an event of default under the Credit Agreement by and among the Company, Wells Fargo Capital Finance (f/k/a Wells Fargo Foothill, LLC), as the arranger and administrative agent and a syndicate of lenders, dated February 7, 2008 and subsequently amended and restated in March 2020 (as amended and restated, the “Credit Facility”), which could materially and adversely affect our financial condition, results of operations and cash flows.
Increased Production, Transportation and Insurance Costs Could Materially and Adversely Affect Our Financial Condition and Results of Operations
Our results are dependent on controlling a variety of costs, including, among other expenses, transportation costs, production costs and insurance costs. In recent years and again during the summer of 2020, we have experienced variability in transportation costs due to additional demand in shipping by a variety of market participants, a general shortage of drivers, partially due to health and safety concerns, lower unemployment, and federal regulations, which require increased monitoring of driving time using electronic monitoring technology. In addition to transportation costs, we have at times experienced increased commodity or raw material costs, increased packaging material prices, higher general water, energy and fuel costs, and increased insurance costs, such as for property insurance and directors’ and officers’ insurance. We also have recently been required to self-insure some of our risks due to certain increased insurance premiums. Maintaining the prices of our products, initiating price increases (including passing along price increases for commodities used in our products) and increasing the demand for our products (especially when prices for our products are decreasing due to commodity price decreases), all of which are important to our plans to increase profitability, may be materially and adversely affected or undermined by such increases in production and operation costs. Material and sustained increases in any of the foregoing costs could materially and adversely affect our financial condition and results of operations.
Litigation Could Materially and Adversely Affect Our Financial Condition and Results of Operations
We have been the subject of litigation and investigations in the past, and we may become the subject of litigation and investigations in the future, which may include lawsuits or claims related to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, wage and hour matters, environmental matters or other aspects of our business. Plaintiffs or regulatory bodies could seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to lawsuits and investigations is difficult to estimate accurately. Additionally, many of our customer contracts require us to indemnify and assume the defense of any third party claim against the customer, increasing the risk of litigation related to our operations. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation and investigations may be expensive to defend and may divert time, money and management attention away from our operations and negatively impact our financial performance. We maintain insurance in amounts we believe to be adequate based on our business operations. However, we may incur claims or liabilities for which we are not insured, that exceed the amount of our insurance coverage or that our insurers may raise various objections and exceptions to coverage. A judgment or settlement for significant monetary damages or requiring other significant changes to our business or assets could materially and adversely affect our financial condition and results of operations. Any adverse publicity resulting from allegations or investigations may also adversely affect our reputation and the reputation of our products, which in turn could materially and adversely affect our financial condition and results of operations.
Technology Disruptions, Failures or Breaches Could Materially and Adversely Affect Our Financial Condition and Results of Operations
We depend on information technology to maintain and streamline our operations, including, among other things, (i) interfacing with our locations, customers and suppliers, (ii) complying with financial reporting, legal and tax regulatory requirements, (iii) maintaining logistics, inventory control and monitoring systems, (iv) providing us with real-time feedback about our business and (v) allowing continuity of operations when a significant number of our employees are working remotely. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, outages during replacement or upgrades, computer viruses, hardware failures, power outages, hackers, social engineering attacks, loss or theft of hardware, ransomware attacks, cyber risks and other security issues. We have technology security initiatives, cyber insurance and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, particularly as the global dependence on technology and the sophistication of cyber threats increase and more of our employees are working remotely. In addition, if we are unable to prevent security breaches or disclosure of non-public
information, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers, consumers, or suppliers.

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
Our Products are Processed at a Limited Number of Production Facilities and any Significant Disruption at any of Our Production Facilities or Disruption with a Third Party Supplier Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations
Our products are shelled, manufactured or otherwise processed at our five production facilities. However, certain nut and nut-related
products, including the shelling of peanuts, walnuts and pecans and processing and packaging of certain other products, are conducted only at a single location. If any of these production facilities experiences a disruption for any reason, including a work stoppage, power failure, fire, pandemic, terrorism or weather related condition or natural disaster, this could result in a significant reduction or elimination of the availability of some of our products. For example, in fiscal 2020, we experienced a fire at our Garysburg facility and our peanut roasting production capabilities were negatively impacted. Although we were able to obtain coverage for certain products processed at the Garysburg facility, there would be no guarantee that we would be able to do so in the future. In addition, a dispute with, or disruption at, a significant third party supplier, service provider or distributor may impact our ability to produce, package, market, transport and sell our products. If we were not able to obtain alternate production, shelling or processing capability in a timely manner or on satisfactory terms, this could have a material adverse effect on our financial condition and results of operations.
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
Unsuccessful Implementation of Our Strategic Plan Could Materially and Adversely Affect Our Financial Condition and Results of Operations
We developed a strategic plan (the “Strategic Plan”), to help us achieve long-term profitable growth. As part of this Strategic Plan, we have taken a number of actions including, among other things, promotion of our branded recipe and snack nut products, expanding distribution in traditional retail channels and alternative channels and other strategies related to increasing sales of non-branded
business at existing key customers. In addition to these actions, we intend to improve our research and development and marketing capabilities to improve the quality, innovation and sales of our products. We are taking these actions in order to increase sales in all of our distribution channels. There are no assurances that we will be successful in achieving any portion of our Strategic Plan, or any other efficiency measures.

In addition, we have in the past, as part of our Strategic Plan, engaged in strategic acquisitions and joint ventures including the acquisition of Squirrel Brand, L.P. in November 2017 (the “Acquisition”). As part of our Strategic Plan, we also intend to make investments in and enter into strategic relationships with growth-stage companies to take advantage of our manufacturing and supply chain expertise. However, we may be unsuccessful in managing completed acquisitions or joint ventures, identifying additional acquisitions, joint ventures or investments, or negotiating favorable financial or other terms with third parties which are attractive or advantageous to grow or otherwise supplement our existing business. In addition, the identification, negotiation and completion of any acquisition, joint venture or investment may divert management’s attention from ordinary business matters, require a number of one-time
or ongoing advisory costs, result in the loss of employees or customers of our business or the acquired business, involve the assumption of unknown and potentially significant liabilities or result in impairment charges if the assumptions underlying the purchase or investment are not satisfied. Due to various uncertainties inherent in such activities, we may be unable to achieve a substantial portion of any anticipated benefits or cost savings from previous acquisitions, or joint ventures or investments or other anticipated benefits in the timeframe we anticipate, or at all.
Any inability to realize the anticipated benefits from the Strategic Plan could materially and adversely affect our financial condition and results of operations.
Increases in Labor Costs or Work Stoppages or Strikes Could Materially and Adversely Affect Our Financial Condition and Results of Operations
As the number of our employees has grown, personnel costs, including the costs of medical and other employee health and welfare benefits, have increased. These costs can vary substantially as a result of an increase in the number, mix and experience of our employees and changes in health care and other employment-related laws. There are no assurances that we will succeed in reducing future increases in such costs, particularly if government regulations require us to change our health and welfare benefits, government regulations impose additional monitoring and compliance expenses, or we need to attract and retain additional qualified personnel or provide extra compensation due to the impact of
COVID-19
or any other pandemic. Increases in personnel costs can also be amplified by low unemployment rates, preferences among workers in the labor market and general tight labor market conditions in any of the areas where we operate. Our inability to control such costs could materially and adversely affect our financial condition and results of operations.
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
outbreak has caused significant disruptions in both the U.S. and international economies, including in the geographic areas where our products are manufactured and sold, and the geographic areas from which our supply inputs are obtained. The potential impacts of
COVID-19
on our business in the future are numerous, uncertain and constantly changing. While we have seen increases in demand since March 2020 for certain of our products related to consumer pantry stocking, these trends may not continue and could reverse. In addition, we have seen decreases in demand for certain of our other products, and these trends may continue or worsen.
COVID-19
outbreaks, or similar disease outbreaks in the future, may decrease demand for our products or certain of our products due to additional stay at home orders or more restrictions on public interactions that would limit the ability of consumers and other customers to purchase our products at retailers or other points of sale. For example, we have seen significant decreases in foodservice and restaurant demand since March 2020 as a result of the
COVID-19
situation and various stay at home orders, reductions in air travel and temporary closures. Should such stay at home orders, reductions in air travel or closures continue and/or consumers choose not to purchase from such foodservice providers and restaurants due to safety concerns, our commercial ingredients distribution channel could be (or continue to be) materially and adversely affected. In addition, should one or more of our significant customers file or be forced into bankruptcy or reorganization as a result of the
COVID-19
situation, we may be unable to collect or fully collect any receivables owed to us and our business, financial condition and results of operations could be materially and adversely affected. We could also be materially adversely impacted by any increased or continued customer shift to lower margin products, including private brand products.
COVID-19
has had a significant adverse impact on economic activity and the gross domestic product in the United States during the 2020 calendar year. Should an economic downturn or recession last for multiple quarters, this may result in lower demand for our products and have a material adverse effect on our business and results of operations.
While our production facilities are essential businesses and continue to operate, there is no guarantee that our current production operations (or current or customary production levels) will continue for our 2021 fiscal year and beyond. Our facilities are located in several different states and are subject to different governmental rules and regulations. The forced shutdown of any of our facilities (or our voluntary shutdown of our facilities due to unexpected implications of the
COVID-19
situation) could result in (among other things) reduced or no production of our products or our inability to manufacture and package products, which could have a material adverse effect on our business, liquidity and results of operations.
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
a. Principal Facilities
The following table provides certain information regarding our principal facilities:

Location	Square Footage	Type of Interest	Description of Principal Use	Date Company Constructed, Acquired or First Occupied
Bainbridge, Georgia	300,000	Owned and Leased	Peanut shelling, purchasing, processing, packaging, warehousing and distribution	1987

Garysburg, North Carolina	160,000	Owned	Peanut shelling, purchasing, warehousing and distribution	1994

Selma, Texas (1)	300,000	Leased	Pecan shelling, processing, bulk packaging, warehousing and distribution	1992

Gustine, California	215,000	Owned	Walnut shelling, processing, packaging, warehousing and distribution	1993

Elgin, Illinois (2) (Elgin Office Building)	400,000	Owned	Rental property	2005

Elgin, Illinois (Elgin Warehouse Building)	1,001,000	Owned	Processing, packaging, warehousing, distribution and corporate offices	2005

(1)	The sale and lease back of the Selma properties to related party partnerships was consummated in fiscal 2007. See Note 7 —“Long-Term Debt” to the Consolidated Financial Statements.
(2)
The Elgin Office Building (part of the Elgin Site) was acquired in April 2005. Approximately 67% of the Elgin Office Building is currently vacant. Approximately 29% of the rentable area has not been built-out.
The vacant portion of the office building may be leased to third parties; however, there can be no assurance that we will be able to lease the unoccupied space. Further capital expenditures will likely be necessary to fully lease the remaining space.

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
The Selma facility contains our automated pecan shelling and bulk packaging operation. The facility’s pecan shelling production lines currently have the capacity to shell in excess of 90 million inshell pounds of pecans annually. During fiscal 2020, we processed approximately 29 million inshell pounds of pecans at the Selma facility. The quantity of pecans processed varies depending on the amount of inshell nuts purchased due to, among other things, the size and cost of the crop, the impact of international demand, and expected demand based on our current sales forecast.
The Bainbridge facility is located in the largest peanut producing region in the United States. This facility takes direct delivery of farmer stock peanuts and cleans, shells, sizes, inspects, blanches, roasts and packages them for sale to our customers. The production line at the Bainbridge facility is almost entirely automated and has the capacity to shell approximately 120 million inshell pounds of peanuts annually. During fiscal 2020, the Bainbridge facility shelled approximately 72 million inshell pounds of peanuts.
The Garysburg facility has the capacity to process approximately 60 million inshell pounds of farmer stock peanuts annually. During fiscal 2020, the Garysburg facility processed approximately 13 million inshell pounds of peanuts. Due to a fire that occurred at our Garysburg facility during fiscal 2020, the Company considered strategic alternatives for the facility and currently plans to cease operations at the Garysburg facility permanently in fiscal 2021. See Note 20 — “Garysburg, North Carolina Facility” of the Notes to Consolidated Financial Statements for additional detail.
The Gustine facility is used for walnut shelling, processing, packaging, warehousing and distribution. This facility has the capacity to shell in excess of 60 million inshell pounds of walnuts annually. During fiscal 2020, the Gustine facility shelled approximately 34 million inshell pounds of walnuts. The quantity of walnuts shelled will vary depending on the amount of inshell nuts purchased due to, among other things, the size and cost of the crop, the impact of international demand, and expected demand based on our current sales forecast.
The Bainbridge, Selma and Gustine facilities are equipped to handle the processing, packaging, warehousing and distribution, and in the case of our Bainbridge facility, the purchasing of nuts. Furthermore, at our Elgin Site, we process, package, warehouse and distribute nuts. We currently have more than sufficient capacity at our facilities to handle the aforementioned operations.
Item 3 — Legal Proceedings
We are a party to various lawsuits, proceedings and other matters arising out of the conduct of our business. Currently, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect upon our business, financial condition, results of operation or cash flows.
For a discussion of legal proceedings, investigations, settlements and other contingencies, see Note 9 — “Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form
10-K.
Item 4 — Mine Safety Disclosures
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form
10-K
and Instruction 3 to Item 401(b) of Regulation
S-K,
the following executive officer description information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for our annual meeting of stockholders to be held on October 28, 2020. Below are our executive officers as of August 19, 2020:
Jeffrey T. Sanfilippo, Chief Executive Officer
, age 57 — Mr. Sanfilippo has been employed by us since 1991 and in November 2006 was named our Chief Executive Officer. Mr. Sanfilippo served as our Executive Vice President Sales and Marketing from January 2001 to November 2006. He served as our Senior Vice President Sales and Marketing from August 1999 to January 2001. Mr. Sanfilippo has been a member of our Board of Directors since August 1999. He served as General Manager West Coast Operations from September 1991 to September 1993. He served as Vice President West Coast Operations and Sales from October 1993 to September 1995, and Mr. Sanfilippo served as Vice President Sales and Marketing from October 1995 to August 1999.
Michael J. Valentine, Chief Financial Officer, Group President and Secretary
, age 61 — Mr. Valentine has been employed by us since 1987. In November 2006, Mr. Valentine was named our Chief Financial Officer and Group President and, in May 2007, Mr. Valentine was named our Secretary. Mr. Valentine served as our Executive Vice President Finance, Chief Financial Officer and Secretary from January 2001 to November 2006. Mr. Valentine served as our Senior Vice President and Secretary from August 1999 to January 2001. He has been a member of our Board of Directors since April 1997. Mr. Valentine served as our Vice President and Secretary from December 1995 to August 1999. He served as an Assistant Secretary and the General Manager of External Operations for us from June 1987 and 1990, respectively, to December 1995. Mr. Valentine’s responsibilities also include peanut, almond, imported nut, packaging and other ingredient procurement and our contract packaging business.
Jasper B. Sanfilippo, Jr., Chief Operating Officer, President and Assistant Secretary
, age 52 — Mr. Sanfilippo has been employed by us since 1991. In November 2006, Mr. Sanfilippo was named our Chief Operating Officer and President and, in May 2007, Mr. Sanfilippo was named our Treasurer and held that position until January 2009. Mr. Sanfilippo served as our Executive Vice President Operations, retaining his position as Assistant Secretary, which he assumed in December 1995 from 2001 to November 2006. Mr. Sanfilippo became a member of our Board of Directors in December 2003. He became our Senior Vice President Operations in August 1999 and served as Vice President Operations from December 1995 to August 1999. Prior to that, Mr. Sanfilippo was the General Manager of our Gustine, California facility beginning in October 1995, and from June 1992 to October 1995 he served as Assistant Treasurer and worked in our Financial Relations Department. Mr. Sanfilippo is responsible for overseeing our plant operations.
James A. Valentine, Senior Technical Officer
, age 56 — Mr. Valentine has been employed by us since 1986 and in January 2018 was named our Senior Technical Officer. He served as our Chief Information Officer from November 2006 to January 2018. He served as our Executive Vice President Information Technology from August 2001 to November 2006. Mr. Valentine served as Senior Vice President Information Technology from January 2000 to August 2001 and as Vice President of Management Information Systems from January 1995 to January 2000. Mr. Valentine is responsible for providing insight and guidance to executive management regarding strategic direction of our information technology functions that support our corporate strategy.
Shayn E. Wallace, Executive Vice President, Sales and Marketing,
age 49 — Mr. Wallace joined us in March 2019 as Senior Vice President, Commercial Ingredients. In May 2020, he was promoted to Executive Vice President, Sales and Marketing. Prior to that, he served as President for Spectrum Brands. His career path also includes senior roles with major food companies such as H.J. Heinz, The Kellogg Company, Dean Foods, Sara Lee Food & Beverage and Morton Salt where he held senior leadership positions in Sales and Marketing. He is currently responsible for leading our Sales and Marketing departments.
Frank S. Pellegrino, Executive Vice President, Finance and Administration, and Treasurer
, age 46 — Mr. Pellegrino joined us in January 2007 as Director of Accounting and was appointed Corporate Controller in September 2007. In January 2009, he was named Vice President Finance and Corporate Controller. In August 2012, he was promoted to Senior Vice President, Finance. In August 2016, he was appointed Treasurer. Previously, Mr. Pellegrino was Internal Audit Manager at W.W. Grainger, a
business-to-business
distributor, from June 2003 to January 2007. Prior to that, he was a Manager in the Assurance Practice of PricewaterhouseCoopers LLP, where he was employed from 1996 to 2003. Mr. Pellegrino is responsible for our accounting, finance and treasury functions. In January 2018 he became responsible for overseeing our information technology department and in June 2019 became responsible for overseeing our Customer Solutions department.
Christopher H. Gardier, Senior Vice President, Consumer Sales
, age 60 — Mr. Gardier joined us in May 2010 as Vice President, Consumer Sales. In August 2012, Mr. Gardier was promoted to Senior Vice President, Consumer Sales. Previously, Mr. Gardier was the Vice President Sales for the Snacks Division at The Hain Celestial Group, where he led a national sales team of eight regional managers selling natural and organic salty snack brands. Prior to that, Mr. Gardier was a Customer Vice President, Central Region at Pepperidge Farm for six years, where he led a team of independent biscuit and bakery distributors covering 13 Midwestern states. Prior to that, Mr. Gardier was a Director of National Accounts at Frito Lay for almost five years, where he led a sales and operations team responsible for the mass merchandising channel. Mr. Gardier is responsible for leading our Consumer Sales efforts, including our
Fisher
and
Orchard Valley Harvest
brands.

RELATIONSHIPS AMONG CERTAIN DIRECTORS AND EXECUTIVE OFFICERS
Below are the relationships among certain directors and executive offices as of August 19, 2020:
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
The graph below compares our cumulative five-year total stockholder return on our Common Stock with the cumulative total returns of the Russell 2000 Consumer Staples Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock, in each index (with the reinvestment of all dividends) from June 26, 2015 to June 25, 2020.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among John B. Sanfilippo & Son, Inc., the Russell 2000 Index,
and the Russell 2000 Consumer Staples Index

*	$100 invested on June 26, 2015 in stock or June 30, 2015 in index, including reinvestment of dividends.
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
As of August 19, 2020 there were 44 holders and 16 holders of record of our Common Stock and Class A Stock, respectively.
Under our Restated Certificate of Incorporation, the Class A Stock and the Common Stock are entitled to share equally on a share for share basis in any dividends declared by the Board of Directors on our common equity. Our current financing agreements, as amended and restated on March 5, 2020, allow us to make up to four cash dividends or distributions of our stock in any fiscal year in an amount not to exceed $75 million in the aggregate per fiscal year. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Arrangements.”

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
The frequency and amount of cash dividends declared for each class of common stock for the two most recently completed fiscal years are as follows:

•	On July 10, 2018 our Board of Directors declared an annual and special cash dividend of $0.55 and $2.00, respectively, that was paid to holders of Common Stock and Class A Stock on August 17, 2018.

•	On July 10, 2019 our Board of Directors declared an annual and special cash dividend of $0.60 and $2.40, respectively, that was paid to holders of Common Stock and Class A Stock on August 20, 2019.

•	On October 29, 2019 our Board of Directors declared a special cash dividend of $2.00 that was paid to holders of Common Stock and Class A Stock on December 10, 2019.

•	On April 29, 2020 our Board of Directors declared a special cash dividend of $1.00 that was paid to holders of Common Stock and Class A Stock on June 17, 2020.

•
Subsequent to the end of fiscal 2020, the Board of Directors declared an annual and special cash dividend of $0.65 and $1.85 per share, respectively, that will be paid to holders of our Common Stock and Class A Stock on August 21, 2020.

For purposes of the calculation of the aggregate market value of our voting stock held by non-affiliates
as set forth on the cover page of this Report, we did not consider any of the siblings or spouses of Jasper B. Sanfilippo, Sr. (our former chairman of the board) or Mathias A. Valentine, or any of the lineal descendants of either Jasper B. Sanfilippo, Sr., Mathias A. Valentine or such siblings (other than those who are our executive officers, directors or those in the foregoing who have formed a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with either Jasper B. Sanfilippo, Sr. or Mathias A. Valentine) as an affiliate. See “Review of Related Party Transactions” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement for the 2020 Annual Meeting and “Relationships Among Certain Directors and Executive Officers” appearing immediately before Part II of this Report.
Securities Authorized under Equity Compensation Plans
The following table sets forth information as of June 25, 2020, with respect to equity securities authorized for issuance pursuant to equity compensation plans previously approved by our stockholders and equity compensation plans not previously approved by our stockholders.
Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by stockholders — stock options	—	—	719,269
Equity compensation plans approved by stockholders — restricted stock units	166,879	—	719,269
Equity compensation plans not approved by stockholders	—	—	—

Item 6 — Selected Financial Data
The following historical consolidated financial data as of and for the years ended June 25, 2020, June 27, 2019, June 28, 2018, June 29, 2017, and June 30, 2016 was derived from our consolidated financial statements. The financial data should be read in conjunction with our audited consolidated financial statements and notes thereto, which are included elsewhere herein, and with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The information below is not necessarily indicative of the results of future operations. The fiscal year ended June 30, 2016 contained an extra week compared to the other fiscal years presented.
Consolidated Statement of Comprehensive Income Data:
(dollars in thousands, except per share data)

	Year Ended
	June 25, 2020	June 27, 2019	June 28, 2018	June 29, 2017	June 30, 2016
Net sales	$880,092	$876,201	$888,931	$846,635	$952,059
Cost of sales	704,317	717,931	750,032	704,712	814,591

Gross profit	175,775	158,270	138,899	141,923	137,468
Selling and administrative expenses	97,228	99,746	82,710	81,446	84,306

Income from operations	78,547	58,524	56,189	60,477	53,162
Interest expense	2,005	3,060	3,463	2,910	3,492
Rental and miscellaneous expense, net	1,565	1,089	1,406	1,296	1,358
Other expense	2,266	1,947	1,970	2,133	1,850

Income before income taxes	72,711	52,428	49,350	54,138	46,462
Income tax expense	18,601	12,962	16,850	18,013	16,067

Net income	$54,110	$39,466	$32,500	$36,125	$30,395

Basic earnings per common share	$4.72	$3.45	$2.86	$3.19	$2.71
Diluted earnings per common share	$4.69	$3.43	$2.84	$3.17	$2.68
Cash dividends declared per share	$6.00	$2.55	$2.50	$5.00	$2.00
Consolidated Balance Sheet Data:
(dollars in thousands)

	June 25, 2020	June 27, 2019	June 28, 2018	June 29, 2017	June 30, 2016
Working capital	$126,703	$141,434	$130,689	$143,504	$158,979
Total assets	407,457	391,304	415,853	398,059	391,162
Long-term debt, less current maturities	14,730	20,381	27,356	25,211	28,704
Total debt	47,023	27,719	65,803	58,085	44,130
Stockholders’ equity	238,238	254,555	243,002	235,468	251,193

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two
weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2020, fiscal 2019 and fiscal 2018 are to the fiscal years ended June 25, 2020, June 27, 2019 and June 28, 2018, respectively.

•	References herein to fiscal 2021 are to the fiscal year ending June 24, 2021.
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
 Orchard Valley Harvest, Squirrel Brand
and
Southern Style Nuts
 into leading brands and providing integrated nut solutions to grow non-branded
business across key customers. We will execute on our Strategic Plan to grow our branded business by reaching new consumers via product and pack innovation, expanding distribution across current and alternative channels and focusing on new ways to buy, with an emphasis on
e-commerce.
In addition, we intend to invest in our people and facilities in order to research, develop, market and sell new product offerings in fiscal 2021.
We face a number of challenges in the future which include, among others, changes in commodity acquisition costs, as well as intensified competition on pricing and for market share from both private brand and name brand nut products. Our
Fisher
recipe nut sales have been negatively impacted recently due to this increased competition for market share. We also face changing industry trends as consumer preferences shift to shopping in smaller store formats like grocery and online. With restaurant closures, consumers are also doing more cooking and baking at home.
We will continue to face challenges in our fiscal 2021 as result of the
COVID-19
pandemic and the uncertainty of future local and federal restrictions aimed to mitigate and control the pandemic. As these restrictions were loosened during the fourth quarter of fiscal 2020, we saw a gradual increase in demand from our foodservice, restaurant, convenience store and non-essential
retail customers. However, if conditions deteriorate in the future and consumers are limited in their ability to purchase meals outside their homes, it will have a negative impact on the above customers, including the collectability of accounts receivables from these customers. In our first quarter of fiscal 2021, we began to see signs of a shortage in capacity in the transportation industry, which our transportation service providers believe is due to driver concerns regarding health and safety from increasing
COVID-19
cases and social unrest seen in certain large cities within the country. We believe this shortage in transportation capacity may continue in fiscal 2021 and may lead to increased transportation costs and disruptions in service to our customers and from our suppliers.
The Company’s
COVID-19
crisis team, which was created in the third quarter of fiscal 2020, will continue to meet on a regular basis to discuss risks faced by the Company and mitigation strategies. We will continue to follow recommendations made by state and federal regulators and health agencies to ensure the safety and health of our employees. We have implemented a temporary work from home option for the majority of our office employees, staggered shifts and breaks, installed partitions on production lines and office space where social distancing could not be consistently maintained and installed thermal scanners to measure temperature for all employees upon arrival. We will update and enhance these measures as new guidance is provided. In addition, we have extended personal time off for those who are in self quarantine or ill and paid our essential production employees a 10%
bi-weekly
bonus from the middle of March to the end of May. Despite the challenges faced in responding to the pandemic, the Company donated approximately $0.7 million of inventory to food banks in response to
COVID-19.
We have worked closely with our domestic and global suppliers to source and maintain a consistent supply of raw materials, ingredients and packaging to provide a steady supply of our products and our customers and consumers. To date, none of our manufacturing facilities have been significantly impacted by this pandemic. We have contingency plans in place if a manufacturing facility encounters a partial or full shut down.

We will continue to focus on seeking profitable business opportunities to maximize the utilization of our production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois. We expect to maintain or exceed our current level of promotional and advertising activity for our brands while adjusting our focus to be more digital and
e-commerce
driven to match consumer behavior. We continue to see strong
e-commerce
and grocery performance across
Orchard Valley Harvest
and
Fisher
recipe and see additional opportunities to connect these brands to consumers’ desires for more functional snacking and baking and cooking ideas, respectively. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory issues and the maintenance and growth of our customer base for branded and private label products. See the information referenced in Part I, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

Annual Highlights

•	Our net sales for fiscal 2020 increased by $3.9 million, or 0.4%, to $880.1 million compared to fiscal 2019.

•	Gross profit increased by $17.5 million, and our gross profit margin, as a percentage of net sales, increased to 20.0% in fiscal 2020 from 18.1% in fiscal 2019.

•	Total operating expenses for fiscal 2020 decreased by $2.5 million, and our operating expenses, as a percentage of net sales, were 11.0% compared to 11.4% of net sales in fiscal 2019.

•	Diluted earnings per share increased approximately 36.7% compared to last fiscal year.

•	Our strong financial position allowed us to pay cash dividends of $68.7 million during fiscal 2020.

•	The total value of inventories on hand at the end of fiscal 2020 increased by $15.0 million, or 9.6%, in comparison to the total value of inventories on hand at the end of fiscal 2019.
We have seen acquisition costs for walnuts increase in the 2019 crop year (which falls into our current 2020 fiscal year). We also continue to see declining acquisition costs for pecans and cashews. While we completed our procurement of the current year crop of inshell walnuts during the second quarter of fiscal 2020, the total payments to our walnut growers were not determined until the third quarter of fiscal 2020, which is typical. The final prices paid to the walnut growers were based upon prevailing market prices and other factors, such as crop size and export demand. At June 25, 2020 there are no amounts due to walnut growers.
Results of Operations
The following table sets forth the percentage relationship of certain items to net sales for the periods indicated and the percentage increase or decrease of such items from fiscal 2020 to fiscal 2019 and from fiscal 2019 to fiscal 2018.

	Percentage of Net Sales			Percentage Change
	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2020 vs. 2019	Fiscal 2019 vs. 2018
Net sales	100.0%	100.0%	100.0%	0.4%	(1.4)%
Gross profit	20.0	18.1	15.6	11.1	13.9
Selling expenses	6.7	7.1	6.0	(4.0)	16.7
Administrative expenses	4.3	4.3	3.3	(0.2)	27.5
Fiscal 2020 Compared to Fiscal 2019
Net Sales
Our net sales increased 0.4% to $880.1 million for fiscal 2020 from $876.2 million for fiscal 2019. Sales volume, measured as pounds sold to customers, increased by 6.1% for fiscal 2020 in comparison to sales volume for fiscal 2019. The increase in net sales from the sales volume increase was largely offset by a 5.3% decrease in weighted average selling price per pound, as the majority of the sales volume increase was driven by growth in lower priced trail and snack mixes and peanuts. Lower selling prices for pecans and cashews, which were due to lower commodity acquisition costs, also contributed to the decline in the weighted average selling price per pound.
The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments from gross sales to net sales, such as promotional discounts, are not allocable to product type.

Product Type	Fiscal 2020	Fiscal 2019
Peanuts	18.2%	18.0%
Pecans	10.3	12.9
Cashews & Mixed Nuts	23.2	23.0
Walnuts	7.2	8.9
Almonds	14.7	14.4
Trail & Snack Mixes	21.1	17.3
Other	5.3	5.5

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

Distribution Channel	Fiscal 2020	Fiscal 2020 Percent of Total	Fiscal 2019	Fiscal 2019 Percent of Total	$ Change	Fiscal 2020 to Fiscal 2019 Percent Change
Consumer (1)	$673,989	76.6%	$624,585	71.3%	$49,404	7.9%
Commercial Ingredients	118,464	13.5	141,099	16.1	(22,635)	(16.0)
Contract Packaging	87,639	9.9	110,517	12.6	(22,878)	(20.7)

Total	$880,092	100.0%	$876,201	100.0%	$3,891	0.4%

(1)
Sales of branded products were approximately 27% and 37% of total consumer channel sales during fiscal 2020 and 2019, respectively.
Fisher
branded products were approximately 68% and 69% of branded sales during fiscal 2020 and 2019 respectively, with branded produce products accounting for most of the remaining branded product sales.

Net sales in the consumer distribution channel increased by 7.9% in dollars and 13.7% in sales volume in fiscal 2020 compared to fiscal 2019. The sales volume increase was driven by increased sales of trail mixes and snack nuts with new and existing private brand customers. Sales volume for
Fisher
snack nuts was down slightly, decreasing by 1.2% compared to fiscal 2019. Sales volume of
Fisher
recipe nuts decreased 24.2% from lost distribution at a major customer in favor of private brand recipe nuts. Sales volume of
Orchard Valley Harvest
products decreased 5.7% due to an unfavorable change in merchandising display placement at a major customer. Sales volume of
Southern Style Nuts
increased 28.1% due to distribution gains with new customers and increased promotional activity.
Net sales in the commercial ingredients distribution channel decreased by 16.0% in dollars and 6.9% in sales volume compared to fiscal 2019. The decrease in sales volume was primarily due to decreases in foodservice from restaurant closures, a decline in air travel and the various nationwide stay at home orders as a result of
COVID-19.
This sales volume decrease was partially offset by increased sales of peanut crushing stock to peanut oil processors.
Net sales in the contract packaging distribution channel decreased by 20.7% in dollars and 13.8% in sales volume in fiscal 2020 compared to fiscal 2019. The decline in sales volume was primarily attributable to some lost business with one customer that increased its internal nut processing capacity, as well as the unfavorable impact of lower convenience store foot traffic due to the impact of
COVID-19
on another customer’s purchasing activity in this channel.
Gross Profit
Gross profit increased 11.1% to $175.8 million in fiscal 2020 from $158.3 million in fiscal 2019. Our gross profit margin, as a percentage of sales, increased to 20.0% for fiscal 2020 from 18.1% for fiscal 2019.
The increases in gross profit and gross profit margin were mainly attributable to the sales volume increase discussed above, as well as reduced spending per produced pound due to manufacturing efficiencies. Lower commodity acquisition costs for cashews also contributed to the increase in gross profit.
Operating Expenses
Total operating expenses for fiscal 2020 decreased by $2.5 million to $97.2 million. Operating expenses as a percent of net sales were 11.0% for fiscal 2020 and 11.4% for fiscal 2019. Operating expenses as a percent of net sales decreased in fiscal 2020 as a result of lower total operating expenses. The decrease in total operating expenses was mainly due to decreases in advertising, freight, legal and consulting expenses, which were partially offset by an increase in payroll related and incentive compensation expense.
Selling expenses for fiscal 2020 were $59.3 million, a decrease of $2.4 million, or 4.0%, over the amount recorded for fiscal 2019. The decrease was primarily driven by a $2.9 million decrease in advertising expense primarily related to TV and magazine advertising and a $2.0 million decrease in freight expense driven by lower rates, combined with an increase in customers using their own freight carriers to pick up their orders. These decreases were partially offset by a $1.4 million increase in payroll related and incentive compensation expense and a $0.8 million increase in commission expense.
Administrative expenses for fiscal 2020 were $37.9 million, a decrease of $0.1 million, or 0.2%, from the amount recorded for fiscal 2019. A $2.2 million decrease in legal and consulting fees related to an acquisition opportunity that we explored in fiscal 2019 but ultimately decided not to pursue was largely offset by a $2.1 million increase in payroll related and incentive compensation expense.

Income from Operations
Due to the factors discussed above, income from operations was $78.5 million, or 8.9% of net sales, for fiscal 2020, compared to $58.5 million, or 6.7% of net sales, for fiscal 2019.
Interest Expense
Interest expense was $2.0 million for fiscal 2020 compared to $3.1 million for fiscal 2019. The decrease in interest expense was due to lower average debt levels, as well as lower interest rates.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $1.6 million for fiscal 2020 compared to $1.1 million for fiscal 2019. The increase during fiscal 2020 was due to additional repair and maintenance expense.
Other Expense
Other expense consists of pension related expenses other than the service cost component and was $2.3 million and $1.9 million for fiscal 2020 and fiscal 2019, respectively.
Income Tax Expense
Income tax expense was $18.6 million, or 25.6% of income before income taxes (the “Effective Tax Rate”), for fiscal 2020 compared to $13.0 million, or 24.7% of income before income taxes, for fiscal 2019. Our fiscal 2020 Effective Tax Rate is greater than fiscal 2019 due to a larger state tax rate, as a result of the lower Federal benefit received since the corporate tax rate was reduced to a flat 21%.
Net Income
Net income was $54.1 million, or $4.72 basic and $4.69 diluted per common share, for fiscal 2020, compared to $39.5 million, or $3.45 basic and $3.43 diluted per common share, for fiscal 2019, due to the factors discussed above.
Fiscal 2019 Compared to Fiscal 2018
The discussion of our results of operations for the fiscal year ended June 27, 2019 compared to the fiscal year ended June 28, 2018 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form
10-K
for the year ended June 27, 2019 and such discussion is incorporated by reference herein.
Liquidity and Capital Resources
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan through growing our branded and private label nut programs and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Agreement, dated February 7, 2008 and subsequently amended and restated in March 2020 (as amended and restated, the “Credit Facility”), that provides a revolving loan commitment and letter of credit subfacility. Despite the current
COVID-19
pandemic, we anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. See Part I, Item 1A — “Risk Factors” above. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products (especially our
Fisher
and
Orchard Valley Harvest
brands), consummate strategic business acquisitions such as the 2018 acquisition of the Squirrel Brand business, reinvest in the Company through capital expenditures, develop new products, pay cash dividends the past seven years and explore other growth strategies outlined in our Strategic Plan.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.

The following table sets forth certain cash flow information for the last two fiscal years (dollars in thousands):

	June 25, 2020	June 27, 2019	2020 to 2019 $ Change
Operating activities	$63,613	$83,459	$(19,846)
Investing activities	(14,049)	(14,614)	565
Financing activities	(49,620)	(68,703)	19,083

Total change in cash	$(56)	$142	$(198)

Operating Activities.
Net cash provided by operating activities was $63.6 million in fiscal 2020, a decrease of $19.8 million compared to fiscal 2019. The decrease in operating cash flow was due to an increased use of working capital for inventory, which was partially offset by a $14.6 million increase in net income driven by increased sales and improved profitability compared to fiscal 2019. Inventories increased $15.0 million in fiscal 2020 compared to a $17.3 million decrease in inventories in fiscal 2019 which resulted in a net unfavorable change in cash of $32.3 million.
Total inventories were $172.1 million at June 25, 2020, an increase of $15.0 million, or 9.6%, from the inventory balance at June 27, 2019. The increase was primarily due to increased quantities on hand for peanuts, cashews and almonds and higher acquisition costs for peanuts and walnuts, which was partially offset by lower acquisition costs for pecans.
Raw nut and dried fruit input stocks, some of which are classified as work in process, increased by 10.4 million pounds, or 22.9%, at June 25, 2020 compared to June 27, 2019. The weighted average cost per pound of raw nut and dried fruit input stocks on hand at the end of fiscal 2020 fell by 7.0% compared to the end of fiscal 2019, primarily due to higher quantities of peanuts on hand compared to tree nuts, as well as lower commodity acquisition costs for cashews and pecans.
Investing Activities.
Cash used in investing activities was $14.0 million in fiscal 2020. Capital expenditures accounted for a $15.0 million use of cash in fiscal 2020, which was offset in part by $1.1 million of proceeds from insurance recoveries related to a fire in our Garysburg, North Carolina facility.
Cash used in investing activities was $14.6 million in fiscal 2019. Capital expenditures accounted for a $15.1 million use of cash in fiscal 2019.
We expect total capital expenditures for equipment purchases and upgrades, facility maintenance and food safety enhancements for fiscal 2021 to be approximately $23 million. The projected increase in capital expenditures from historical amounts is due to a strategic investment for a new product line. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for capital expenditures.
Financing Activities.
Cash used in financing activities was $49.6 million during fiscal 2020. We paid dividends totaling $68.7 million in fiscal 2020. We repaid $7.7 million of long-term debt during fiscal 2020, $3.0 million of which was related to the Mortgage Facility (as defined below). There was a net increase in borrowings outstanding under our Credit Facility of $27.0 million during fiscal 2020 which occurred, in part, as a result of the increase in inventory.
Cash used in financing activities was $68.7 million during fiscal 2019. We paid dividends totaling $29.1 million in fiscal 2019. We repaid $6.9 million of long-term debt during fiscal 2019, $2.9 million of which was related to the Mortgage Facility. There was a net decrease in borrowings outstanding under our Credit Facility of $31.3 million during fiscal 2019 which occurred, in part, as a result of the decrease in inventory and increased profitability.
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

Credit Facility
On March 5, 2020, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which amended and restated our Credit Agreement dated as of February 7, 2008 (the “Former Credit Agreement”). The Amended and Restated Credit Agreement provides for a $117.5 million senior secured revolving credit facility with the same borrowing capacity, interest rates and applicable margin as the Former Credit Agreement and extends the term of the Former Credit Agreement from July 7, 2021 to March 5, 2025. See Note 6 — “Revolving Credit Facility” of the Notes to Consolidated Financial Statements for further details.
The Amended and Restated Credit Facility is secured by substantially all of our assets other than machinery and equipment, real property and fixtures and matures on March 5, 2025. The Mortgage Facility is secured by mortgages on essentially all of our owned real property located in Elgin, Illinois, Gustine, California and Garysburg, North Carolina (the “Encumbered Properties”).
At June 25, 2020, the weighted average interest rate for the Credit Facility was 2.40%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance
with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 25, 2020, we were in compliance with all covenants under the Credit Facility, and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At June 25, 2020, we had $87.1 million of available credit under the Credit Facility. If this entire amount were borrowed at June 25, 2020, we would still be in compliance with all restrictive covenants under the Credit Facility.
Mortgage Facility
The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum. Monthly principal payments on the Mortgage Facility in the amount of $0.3 million commenced on June 1, 2008.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance
with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 25, 2020, we were in compliance with all covenants under the Mortgage Facility and a total principal amount of $8.9 million was outstanding.
Selma Property
In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year
term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the lessor at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting, and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. At June 25, 2020, $9.5 million of the debt obligation was outstanding.
Squirrel Brand Seller-Financed Note
In November 2017 we completed the
Squirrel Brand
acquisition. The Acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note of $11.5 million (“Promissory Note”). The principal owner and seller of the Squirrel Brand business was subsequently appointed as an executive officer of the Company and was considered a related party until the employment of this executive officer with the Company ceased during fiscal 2020. The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $0.3 million, plus interest, which began in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We can pre-pay
the Promissory Note at any time during the three-year period without penalty. At June 25, 2020, the principal amount of $1.6 million of the Promissory Note was outstanding.

Off-Balance
Sheet Arrangements
As of June 25, 2020, we were not involved in any
off-balance
sheet arrangements, as defined in Item 303(a)(4)(ii) of
Regulation S-K
promulgated by the SEC.
Contractual Cash Obligations
At June 25, 2020, we had the following contractual cash obligations for long-term debt (including scheduled interest payments), operating leases, the Credit Facility, purchase obligations, retirement plans and other long-term liabilities (amounts in this subsection in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$24,882	$6,304	$8,508	$2,477	$7,593
Minimum operating lease commitments	4,688	1,534	2,493	659	2
Revolving credit facility borrowings	27,008	27,008	—	—	—
Purchase obligations (2)	216,334	216,334	—	—	—
Retirement plans (3)	32,383	729	1,543	1,907	28,204
Other	188	91	92	5	—

Total contractual cash obligations	$305,483	$252,000	$12,636	$5,048	$35,799

(1)	See Note 7 — “Long-Term Debt” of the Notes to Consolidated Financial Statements for further detail on the Company’s long-term debt obligations.
(2)
The purchase obligations primarily represent inventory purchase commitments; however, these amounts exclude purchase commitments under walnut purchase agreements due to the uncertainty of pricing and quantity.

(3)	Represents projected retirement obligations. See Note 13 — “Employee Benefit Plans” and Note 14 — “Retirement Plan” of the Notes to Consolidated Financial Statements for further details.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accounting policies as disclosed in the Notes to Consolidated Financial Statements are applied in the preparation of our financial statements and accounting for the underlying transactions and balances. The policies discussed below are considered by our management to be critical for an understanding of our financial statements because the application of these policies places the most significant demands on management’s judgment, with financial reporting results relying on estimation regarding the effect of matters that are inherently uncertain. Specific risks, if applicable, for these critical accounting policies are described in the following paragraphs. For a detailed discussion on the application of these and other accounting policies, see Note 1 — “Significant Accounting Policies” of the Notes to Consolidated Financial Statements.
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
Revenue Recognition
The Company records revenue based on a five-step model in accordance with Accounting Standards Codification (“ASC”) Topic 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. We sell our products under some arrangements which include customer contracts that fix the sales price for periods, which typically can be up to one year for some commercial ingredient customers. We also sell our products through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and some commercial ingredient users. We recognize revenue as performance obligations are fulfilled, which occurs when control passes to our customers. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. We reduce revenue for estimated promotion allowances, volume and customer rebates and marketing allowances, among others. These reductions in revenue are considered variable consideration and are recorded in the same period the related sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. See Note 2 — “Revenue Recognition” below for additional information on revenue recognition.
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
Under the goodwill quantitative impairment test, the evaluation of impairment involves comparing the current fair value of our single reporting unit to its carrying value, including goodwill. We estimate the fair value using level 3 inputs as defined by the fair value hierarchy. The inputs used to estimate fair value include several subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts. Our market capitalization is also an estimate of fair value that is considered in our qualitative impairment analysis which is a level 1 input in the fair value hierarchy. If the carrying value of our single reporting unit exceeds its fair value, we recognize an impairment loss equal to the difference between the carrying value and estimated fair value.
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
The most significant assumption for pension plan accounting is the discount rate. We select a discount rate each year (as of our fiscal year-end
measurement date) for our plan based upon a hypothetical corporate bond portfolio for which the cash flows match the year-by-year
projected benefit cash flows for our pension plan. The hypothetical bond portfolio is comprised of high-quality fixed income debt securities (usually Moody’s Aa3 or higher) available at the measurement date. Based on this information, the discount rate selected by us for determination of pension expense was 3.56% for fiscal 2020, 4.14% for fiscal 2019, and 3.99% for fiscal 2018. A
25-basis
point increase or decrease in our discount rate assumption for fiscal 2020 would have resulted in an immaterial change in our pension expense for fiscal 2020. For our year-end
pension obligation determination, we selected discount rates of 2.69% and 3.56% for fiscal years 2020 and 2019, respectively.

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
We are unable to engage in hedging activity related to commodity prices, because there are no established futures markets for nuts; therefore, we can only attempt to pass on the commodity cost increases in the form of price increases to our customers. A hypothetical 1% increase in material costs, without a corresponding price increase, would have decreased gross profit approximately $5.6 million for fiscal 2020. See Part I, Item 1A — “Risk Factors” for a further discussion of the risks and uncertainties related to commodity prices of raw materials and the impact thereof on our business.
Approximately 35% of the dollar value of our total nut purchases for fiscal 2020 were made from foreign countries, and while these purchases were payable in U.S. dollars, the underlying costs may fluctuate with changes in the value of the U.S. dollar relative to the currency in the foreign country from where the nuts are purchased, or to other major foreign currencies such as the euro.
We are exposed to interest rate risk on our Credit Facility, our only variable rate credit facility; because we have not entered into any hedging instruments which fix the floating rate or offset an increase in the floating rate. A hypothetical 10% adverse change in weighted-average interest rates would have had less than a $0.1 million impact on our net income and cash flows from operating activities for fiscal 2020.

Item 8 — Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of John B. Sanfilippo & Son, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of John B. Sanfilippo & Son, Inc. and its subsidiaries (the “Company”) as of June 25, 2020 and June 27, 2019, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended June 25, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 25, 2020, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 25, 2020 and June 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 25, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2020, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of the Projected Benefit Obligation related to the Supplemental Employee Retirement Plan (SERP)
As described in Note 14 to the consolidated financial statements, the Company’s projected benefit obligation related to the SERP is $32.2 million as of June 25, 2020. The SERP is an unfunded, non-qualified
benefit plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. Benefits paid to retirees are based on age at retirement, years of credited service, and average compensation. The most significant assumption related to the Company’s SERP is the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future.
The principal considerations for our determination that performing procedures relating to the valuation of the projected benefit obligation related to the SERP is a critical audit matter are (i) the significant judgment by management to determine the projected benefit obligation and the significant assumption related to discount rate, (ii) the significant auditor judgment, subjectivity and effort in evaluating management’s significant assumption related to the discount rate, and (iii) the audit effort included the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s determination of the projected benefit obligation related to the SERP, including the control over the development of the significant assumption related to the discount rate. These procedures also included, among others (i) testing management’s process for determining the projected benefit obligation, (ii) evaluating the appropriateness of the valuation method, (iii) testing the completeness and accuracy of underlying data used in the valuation of the projected benefit obligation, and (iv) evaluating the reasonableness of the discount rate. Evaluating management’s assumption related to the discount rate involved evaluating whether the assumption used by management is reasonable considering the consistency with external market data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation method and the reasonableness of the discount rate.
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
August 19, 2020
We have served as the Company’s auditor since 1982.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 25, 2020 and June 27, 2019
(dollars in thousands, except share and per share amounts)

	June 25, 2020	June 27, 2019
ASSETS
CURRENT ASSETS:
Cash	$1,535	$1,591
Accounts receivable, less allowance for doubtful accounts of $391 and $350, respectively	56,953	60,971
Inventories	172,068	157,024
Prepaid expenses and other current assets	8,315	5,754

TOTAL CURRENT ASSETS	238,871	225,340

PROPERTY, PLANT AND EQUIPMENT:
Land	9,285	9,285
Buildings	110,294	109,955
Machinery and equipment	218,021	210,962
Furniture and leasehold improvements	5,179	5,128
Vehicles	682	673
Construction in progress	2,244	1,127

	345,705	337,130
Less: Accumulated depreciation	239,013	228,778

	106,692	108,352
Rental investment property, less accumulated depreciation of $12,018 and $11,212, respectively	17,105	17,831

TOTAL PROPERTY, PLANT AND EQUIPMENT	123,797	126,183

OTHER LONG TERM ASSETS:
Intangible assets, net	12,125	14,626
Cash surrender value of officers’ life insurance and other assets	11,875	9,782
Deferred income taxes	6,788	5,723
Goodwill	9,650	9,650
Operating lease right-of-use assets	4,351	—

TOTAL ASSETS	$407,457	$391,304

The accompanying notes are an integral part of these consolidated financial statements.

3
5

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
June 25, 2020 and June 27, 2019
(dollars in thousands, except share and per share amounts)

	June 25, 2020	June 27, 2019
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$27,008	$—
Current maturities of long-term debt, including related party debt of $585 and $4,375, respectively and net of unamortized debt issuance costs of $25 and $35, respectively	5,285	7,338
Accounts payable	36,323	42,552
Bank overdraft	2,041	901
Accrued payroll and related benefits	25,641	22,101
Other accrued expenses	15,870	11,014

TOTAL CURRENT LIABILITIES	112,168	83,906

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $8,947 and $11,495, respectively and net of unamortized debt issuance costs of $19 and $44, respectively	14,730	20,381
Retirement plan	31,573	24,737
Long-term operating lease liabilities, net of current portion	2,990	—
Other	7,758	7,725

TOTAL LONG-TERM LIABILITIES	57,051	52,843

TOTAL LIABILITIES	169,219	136,749

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,939,890 and 8,909,406 shares issued, respectively	89	89
Capital in excess of par value	123,899	122,257
Retained earnings	124,058	137,712
Accumulated other comprehensive loss	(8,630)	(4,325)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	238,238	254,555

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$407,457	$391,304

The accompanying notes are an integral part of these consolidated financial statements.

3
6

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended June 25, 2020, June 27, 2019 and June 28, 2018
(dollars in thousands, except share and per share amounts)

	Year Ended June 25, 2020	Year Ended June 27, 2019	Year Ended June 28, 2018
Net sales	$880,092	$876,201	$888,931
Cost of sales	704,317	717,931	750,032

Gross profit	175,775	158,270	138,899

Operating expenses:
Selling expenses	59,312	61,756	52,922
Administrative expenses	37,916	37,990	29,788

Total operating expenses	97,228	99,746	82,710

Income from operations	78,547	58,524	56,189

Other expense:
Interest expense including $821, $1,143 and $1,103 to related parties, respectively	2,005	3,060	3,463
Rental and miscellaneous expense, net	1,565	1,089	1,406
Other expense	2,266	1,947	1,970

Total other expense, net	5,836	6,096	6,839

Income before income taxes	72,711	52,428	49,350
Income tax expense	18,601	12,962	16,850

Net income	54,110	39,466	32,500
Other comprehensive (loss) income, net of tax:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	1,016	778	839
Net actuarial (loss) gain arising during the period	(4,345)	(1,922)	384

Other comprehensive (loss) income, net of tax	(3,329)	(1,144)	1,223

Comprehensive income	$50,781	$38,322	$33,723

Net income per common share — basic	$4.72	$3.45	$2.86

Net income per common share — diluted	$4.69	$3.43	$2.84

Cash dividends declared per share	$6.00	$2.55	$2.50

Weighted average shares outstanding — basic	11,463,968	11,430,174	11,383,080

Weighted average shares outstanding — diluted	11,536,791	11,501,412	11,449,386

The accompanying notes are an integral part of these consolidated financial statements

3
7

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 25, 2020, June 27, 2019 and June 28, 2018
(dollars in thousands, except per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 29, 2017	2,597,426	$26	8,801,641	$88	$117,772	$123,190	$(4,404)	$(1,204)	$235,468
Net income						32,500			32,500
Cash dividends ($2.50 per common share)						(28,370)			(28,370)
Pension liability amortization, net of income tax expense of $280							839		839
Pension liability adjustment, net of income tax expense of $127							384		384
Equity award exercises, net of shares withheld for employee taxes			63,834	1	(616)				(615)
Stock-based compensation expense					2,796				2,796

Balance, June 28, 2018	2,597,426	$26	8,865,475	$89	$119,952	$127,320	$(3,181)	$(1,204)	$243,002
Net income						39,466			39,466
Cash dividends ($2.55 per common share)						(29,074)			(29,074)
Pension liability amortization, net of income tax expense of $274							778		778
Pension liability adjustment, net of income tax benefit of $675							(1,922)		(1,922)
Equity award exercises, net of shares withheld for employee taxes			43,931	—	(339)				(339)
Stock-based compensation expense					2,644				2,644

Balance, June 27, 2019	2,597,426	$26	8,909,406	$89	$122,257	$137,712	$(4,325)	$(1,204)	$254,555
Net income						54,110			54,110
Cash dividends ($6.00 per common share)						(68,740)			(68,740)
Pension liability amortization, net of income tax expense of $358							1,016		1,016
Pension liability adjustment, net of income tax benefit of $1,527							(4,345)		(4,345)
Equity award exercises, net of shares withheld for employee taxes			30,484	—	(830)				(830)
Impact of adopting ASU 2018-02 (a)						976	(976)		—
Stock-based compensation expense					2,472				2,472

Balance, June 25, 2020	2,597,426	$26	8,939,890	$89	$123,899	$124,058	$(8,630)	$(1,204)	$238,238

(a)	Refer to Recent Accounting Pronouncements in Note 1 — “Significant Accounting Policies” for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

3
8

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 25, 2020, June 27, 2019 and June 28, 2018
(dollars in thousands)

	Year Ended June 25, 2020	Year Ended June 27, 2019	Year Ended June 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,110	$39,466	$32,500
Depreciation and amortization	17,934	17,045	15,430
(Gain) loss on disposition of properties, net	(844)	(164)	480
Deferred income tax expense (benefit)	104	(298)	3,664
Stock-based compensation expense	2,472	2,644	2,796
Change in assets and liabilities, net of Acquisition:
Accounts receivable, net	4,015	4,447	1,751
Inventories	(15,044)	17,338	10,015
Prepaid expenses and other current assets	(2,668)	(470)	(1,074)
Accounts payable	(6,721)	(16,958)	8,876
Accrued expenses	2,898	15,784	(8,598)
Income taxes receivable/payable	4,154	2,348	(2,659)
Other long-term liabilities	(887)	711	501
Other long-term assets	1,749	(404)	375
Other, net	2,341	1,970	2,097

Net cash provided by operating activities	63,613	83,459	66,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,022)	(15,075)	(13,229)
Acquisition of Squirrel Brand L.P.	—	—	(21,727)
Proceeds from insurance recoveries	1,109	429	—
Other, net	(136)	32	(12)

Net cash used in investing activities	(14,049)	(14,614)	(34,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings (repayments)	27,008	(31,278)	1,822
Debt issue costs	(459)	—	—
Principal payments on long-term debt	(7,739)	(6,851)	(5,659)
Increase (decrease) in bank overdraft	1,140	(1,161)	1,130
Dividends paid	(68,740)	(29,074)	(28,370)
Proceeds from the exercise of stock options	4	—	16
Taxes paid related to net share settlement of equity awards	(834)	(339)	(631)

Net cash used in financing activities	(49,620)	(68,703)	(31,692)

NET (DECREASE) INCREASE IN CASH	(56)	142	(506)
Cash, beginning of period	1,591	1,449	1,955

Cash, end of period	$1,535	$1,591	$1,449

Supplemental disclosures of cash flow information:
Interest paid	$1,954	$2,872	$3,357
Income taxes paid, excluding refunds of $18, $16, and $40, respectively	14,415	10,883	15,846
Supplemental disclosure of non-cash activities:
Acquisition of Squirrel Brand L.P. through note payable, see Note 7	$—	$—	$11,500
Right-of-use assets recognized at ASU No. 2016-02 transition, see Note 3	5,361	—	—
The accompanying notes are an integral part of these consolidated financial statements.

3
9

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
We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts
, almonds, and other nuts in the United States. These nuts are sold under a variety of private brands and under the
Fisher, Orchard Valley Harvest,
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
Management Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for customer deductions, the quantity of bulk inventories, the evaluation of recoverability of long-lived assets,
and
the
assumption
used in estimating the
annual discount rate utilized in determining the
retirement plan liability
.
Actual results could differ from those estimates
, particularly due to the uncertain impact of COVID-19 on the Company and its customers
.
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
,

which historically averaged less than 1.0% of inventory purchases, are also recorded.
We enter into walnut purchase agreements with growers typically in our first fiscal quarter, under which they deliver their walnut crop to us during the fall harvest season (which typically occurs in our first and second fiscal quarters). Pursuant to our walnut purchase agreements, we determine the final price for this inventory after receipt and typically by the end of our third fiscal quarter. Since the ultimate purchase price to be paid is determined subsequent to receiving the walnut crop, we typically estimate the final purchase price for our first and second quarter interim financial statements based on crop size, quality, current market prices and other factors. Any such changes in estimates, which could be significant, are
accounted
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
Depreciation expense for the last three fiscal years is as follows:

	Year Ended June 25, 2020	Year Ended June 27, 2019	Year Ended June 28, 2018
Depreciation expense	$15,433	$14,017	$13,414

Cost is depreciated using the straight-line method over the following estimated useful lives:

Classification	Estimated Useful Lives
Buildings	10 to 40 years
Machinery and equipment	5 to 10 years
Furniture and leasehold improvements	5 to 10 years
Vehicles	3 to 5 years
Computers and software	3 to 10 years
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

4
1

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
Under the goodwill qualitative assessment, various events and circumstances that would affect the estimated fair value of our single reporting unit are identified (similar to impairment indicators above). During fiscal 2020 we elected to perform a qualitative impairment test which showed no indicators of goodwill impairment, despite the market uncertainty surrounding the impact of
COVID-19
on the economy.
Under the goodwill quantitative impairment test, the evaluation of impairment involves comparing the current fair value of our single reporting unit to its carrying value, including goodwill. We estimate the fair value using level 3 inputs as defined by the fair value hierarchy. The inputs used to estimate
fair value include several subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts.
Our market capitalization is also an estimate of fair value that is considered in our qualitative impairment analysis which is a level 1 input in the fair value hierarchy.
If the carrying value of our single reporting unit exceeds its fair value, we recognize an impairment loss equal to the difference between the carrying value and estimated fair value.
Facility Consolidation Project/Real Estate Transactions
In April 2005, we acquired property to be used for the Elgin Site. Two buildings are located on the Elgin Site, one of which is an office building. Approximately 67% of the rentable area in the office building is currently vacant. Approximately 29% of the rentable area has not been built-out.
The other building, a warehouse, was expanded and modified for use as our principal processing facility and headquarters. The allocation of the purchase price to the two buildings was determined through a third-party appraisal. The value assigned to the office building is included in rental investment property on the balance sheet. The value assigned to the warehouse building is included in the caption “Property, plant and equipment”.
The net rental expense from the office building is included in the caption “Rental and miscellaneous expense, net”.
See Note 3 — “Leases” below for additional information.
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
4
2

The carrying values of cash, trade accounts receivable and accounts payable approximate their fair values at June 25, 2020 and June 27, 2019 because of the short-term maturities and nature of these balances.
The carrying value of our Credit Facility (as defined in Note 6 — “Revolving Credit Facility” in the Notes to Consolidated Financial Statements below) borrowings approximates fair value at June 25, 2020 because interest rates on this instrument approximate current market rates (Level 2 criteria), the short-term maturity and nature of this balance. In addition, there has been no significant change in our inherent credit risk.
The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	June 25, 2020	June 27, 2019
Carrying value of long-term debt:	$20,059	$27,798
Fair value of long-term debt:	20,186	27,720
The estimated fair value of long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.
Revenue Recognition
The Company records revenue based on a five-step model in accordance with ASC Topic 606,
Revenue from Contracts with Customers
. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. We sell our products under
some arrangements which include customer contracts that fix the sales price for periods, which typically can be up to one year for some commercial ingredient customers. We also sell our products through specific programs consisting of promotion allowances, volume and customer rebates and marketing allowances, among others, to consumer and some commercial ingredient users. We recognize revenues as performance obligations are fulfilled, which occurs when control passes to our customers. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. We reduce revenue for estimated promotion allowances, volume and customer rebates and marketing allowances, among others. These reductions in revenue are considered variable consideration and are recorded in the same period the related sales are recorded. Such estimates are calculated using historical averages adjusted for any expected changes due to current business conditions and experience. See Note 2 — “Revenue Recognition” below for additional information on revenue recognition
.
Significant Customers and Concentration of Credit Risk
The highly competitive nature of our business provides an environment for the loss of customers and the opportunity to gain new customers. We are subject to concentrations of credit risk, primarily in trade accounts receivable, and we attempt to mitigate this risk through our credit evaluation process, collection terms and through geographical dispersion of sales. Sales to two customers exceeded 10% of net sales during both
fiscal 2020 and fiscal 2019. Sales to three customers exceeded 10% of net sales during fiscal 2018. In total, sales to these customers represented approximately 45%, 43% and 54% of our net sales in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. In total, net accounts receivable from these customers were 44% and 40% of net accounts receivable at June 25, 2020 and June 27, 2019, respectively.
Marketing and Advertising Costs
Marketing and advertising costs are incurred to promote and support branded products in the consumer
distribution channel. These costs are generally expensed as incurred, recorded in selling expenses and were as follows for the last three fiscal years:

	Year ended June 25, 2020	Year ended June 27, 2019	Year ended June 28, 2018
Marketing and advertising expense	$8,997	$11,936	$11,290

4
3

Shipping and Handling Costs
Shipping and handling costs, which include freight and other expenses to prepare finished goods for shipment, are included in selling expenses. Shipping and handling costs for the last three fiscal years were as follows:

	Year ended June 25, 2020	Year ended June 27, 2019	Year ended June 28, 2018
Shipping and handling costs	$21,613	$23,086	$20,418

Research and Development Expenses
Research and development expense represents the cost of our research and development personnel and their related expenses and is charged to selling expenses as incurred. Research and development expenses for the last three fiscal years were as follows:

	Year ended June 25, 2020	Year ended June 27, 2019	Year ended June 28, 2018
Research and development expense	$999	$892	$701

Stock-Based Compensation
We account for stock-based employee compensation arrangements in accordance with the provisions of ASC Topic 718,
Compensation — Stock Compensation
, by calculating compensation cost based on the grant date fair value. We then amortize compensation expense over the vesting period. The grant date fair value of restricted stock units (“RSUs”) is generally determined based on the market price of our Common Stock on the date of grant. Forfeitures are recognized as they occur, and excess tax benefits or tax deficiencies are recognized as a component of income tax expense.
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
We recognize interest and penalties accrued related to unrecognized tax benefits in the “Income tax expense” caption in the Consolidated Statement of Comprehensive Income.
We evaluate the realization of deferred tax assets by considering our historical taxable income and future taxable income based upon the reversal of deferred tax liabilities. As of June 25, 2020, we believe that our deferred tax assets are fully realizable.

4
4

Earnings per Share
Basic earnings per common share are calculated using the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock.
The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	Year ended June 25, 2020	Year ended June 27, 2019	Year ended June 28, 2018
Weighted average number of shares outstanding — basic	11,463,968	11,430,174	11,383,080
Effect of dilutive securities:
Stock options and restricted stock units	72,823	71,238	66,306

Weighted average number of shares outstanding — diluted	11,536,791	11,501,412	11,449,386

The following table presents a summary of anti-dilutive awards excluded from the computation of diluted earnings per share:

	Year ended June 25, 2020	Year ended June 27, 2019	Year ended June 28, 2018
Weighted average number of anti-dilutive shares:	7,010	—	—
Weighted average exercise price per share:	$90.26	$—	$—
Comprehensive Income
We account for comprehensive income in accordance with ASC Topic 220,
Comprehensive Income
. This topic establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The topic requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This topic also requires all non-owner
changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires presentation by the respective line items of net income, either on the face of the statement where net income is presented or in the notes and information about significant amounts required under U.S. GAAP to be reclassified out of accumulated other comprehensive income in their entirety. For amounts not required to be reclassified in their entirety to net income, we provide a cross-reference to other disclosures that offer additional details about those amounts.
Recent Accounting Pronouncements
The following recent accounting pronouncements have been adopted in the current fiscal year:
In February 2016, the FASB issued ASU
No. 2016-02
“
Leases (Topic 842)
”. The primary goal of this Update is to require the lessee to recognize all lease commitments, both operating and finance, by initially recording a lease asset and liability on the balance sheet at the lease commencement date. Additionally, enhanced qualitative and quantitative disclosures are required. ASU
No. 2016-02
is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. This new guidance became effective for the Company beginning in fiscal year 2020. Under ASU
No. 2016-02
the guidance was to be adopted using a modified retrospective approach, with elective reliefs, with application of the new guidance for all periods presented. In July 2018, the FASB issued ASU
No. 2018-11
“
Leases (Topic 842): Targeted Improvements
” which provides for another transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this Update also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease
components from the associated lease component, similar to the expedient provided for lessees. In July 2018, the FASB also issued ASU
No. 2018-10
“
Codification Improvements to Topic 842, Leases
” which affects narrow aspects of the guidance issued in ASU
No. 2016-02.
In December 2018, the FASB issued ASU
No. 2018-20
“
Leases (Topic 842) – Narrow Scope Improvements for Lessors
” which provides specific guidance for lessors on the issues of sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease
components. In March 2019, the FASB issued ASU
No. 2019-01
“
Leases (Topic 842) – Codification Improvements
” which clarifies transition disclosure requirements for annual and interim periods after the date of adoption of ASU
No. 2016-02.

4
5

We have implemented processes and information technology tools to assist in our compliance with Topic 842. We have also updated our accounting policies and internal controls that are impacted by the new guidance. We adopted ASU
No. 2016-02
utilizing the modified retrospective transition method and did not recast comparative periods in transition to the new standard. In addition, the new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight
or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity’s initial and ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. We also elected the practical expedient to not separate lease and non-lease
components for all of our leases. Refer to Note 3 — “Leases” for additional information regarding the Company’s leases.
In February 2018, the FASB issued ASU
No. 2018-02
“Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”
. The amendments in this Update allow a reclassification from accumulated other comprehensive income (loss) (“AOCL”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted ASU
No. 2018-02
in the first quarter of fiscal 2020 and reclassified $976 from AOCL to retained earnings. Refer to Note 1
5
 — “Accumulated Other Comprehensive Loss” for additional detail. ASU
2018-02
was not applied retrospectively. No other income tax effects related to the application of the Tax Cuts and Jobs Act were reclassified from AOCL to retained earnings.
The following recent accounting pronouncements have not yet been adopted:
In March 2020, the FASB issued ASU
No. 2020-04
“
Reference Rate Reform (Topic 848)
”. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationship
s
, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update are effective upon issuance and can be taken at any point in time (at the beginning of an interim period) through December 31, 2022. We do not expect this accounting Update to have a material impact on our Consolidated Financial Statements.
In December 2019, the FASB issued ASU
No. 2019-12
“
Income Taxes (Topic 740)
”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions, providing updated requirements and specifications in certain areas and by making minor codification improvements. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted. This Update is effective for the Company beginning in fiscal 2022. We do not expect this accounting Update to have a material impact on our Consolidated Financial Statements.
In August 2018, the FASB issued ASU
No. 2018-15
“
Intangibles – Goodwill and Other –
Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
”. The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an internal use software license). This Update will be effective for the Company in fiscal 2021 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We do not expect this accounting Update to have a material impact on our Consolidated Financial Statements.
In August 2018, the FASB issued ASU
No. 2018-14
“
Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic
715-20):
Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans
”. The amendments in this Update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. This Update will be effective for the Company in fiscal 2021 and should be applied on a retrospective basis to all periods presented. We do not expect this accounting Update to have a material impact on our Consolidated Financial Statements.
In June 2016, the FASB issued ASU
No. 2016-13
“
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
”. The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable
4
6

information to inform credit loss estimates. This
Update
will be effective for the Company in
fiscal
2021
and
should be applied using a modified-retrospective approach through a cumulative-effect adjustment to retained earnings. We do not expect this accounting Update to have a significant impact on the Consolidated Financial Statements.
NOTE 2 — REVENUE RECOGNITION
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
Revenue recognition is generally completed at a point in time when product control is transferred to the customer. For virtually all of our revenues, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can then direct the use and obtain substantially all of the remaining benefits from the asset at that point in time. Therefore the timing of our revenue recognition requires little judgment.
The performance obligations in our contracts are satisfied within one year, and typically much less. As such, we have not disclosed the transaction price allocated to remaining performance obligations for any periods presented.
Significant Payment Terms
Our customer contracts identify the product, quantity, price, payment and final delivery terms. Payment terms usually include early pay discounts. We grant payment terms consistent with industry standards. On a limited basis some payment terms may be extended, however, no payment terms beyond six months are granted at contract inception. The average customer payment is received within approximately 30 days of the invoice date. As a result, we do not adjust the promised amount of consideration for the effects of a significant financing component because the period between our transfer of a promised good or service to a customer and the customer’s payment for that good or service will be six months or less.
Shipping
All shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in selling expense.

4
7

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
Contract Balances
Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations, the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. There was no contract asset balance at June 25, 2020. The contract asset balances at June 27, 2019 was $117 and is recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.
Contract Costs
The Company does not incur significant fulfillment costs requiring capitalization.
Disaggregation of Revenue
Revenue disaggregated by distribution channel is as follows:

	For the Year Ended
Distribution Channel	June 25, 2020	June 27, 2019
Consumer	$673,989	$624,585
Commercial Ingredients	118,464	141,099
Contract Packaging	87,639	110,517

Total	$880,092	$876,201

NOTE
3 — LEASES
On June 28, 2019 we adopted ASU
No. 2016-02,
Leases (“Topic 842”)
using the alternative transition method under ASU
No. 2018-11,
which permitted application of the new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under the previous lease accounting guidance in Topic 840. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward
the historical lease classification. We did not elect the practical expedients regarding hindsight or land easements. Refer to Recent Accounting Pronouncements in Note 1 — “Significant Accounting Policies” for additional information.
Upon adoption of the new standard, we recognized operating lease right-of-use
assets and liabilities on our Consolidated Balance Sheet of $5,361 and $5,320 respectively. We utilized a portfolio approach to establish discount rates for leases that are similar.

Discount rates ranging from
4.2
% to
5.8
% were used when determining the present value of future lease payments. All of our lessee arrangements that were classified as operating leases under Topic 840 continue to be classified as operating leases since the adoption of Topic 842, and the pattern of lease expense recognition is unchanged. The adoption of Topic 842 did not materially impact our consolidated net earnings and had no impact on cash flows.
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
Topic 842 allows for the election as an accounting policy not to
apply lease recognition requirements to short term leases, defined as leases with an initial term of 12 months or less. We have elected to use this policy, and as such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We have also made the policy election to not separate lease and non-lease
components for all leases.
The following table provides supplemental information related to operating lease right-of-use
assets and liabilities:

	June 25, 2020	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$4,351	Operating lease right-of-use assets

Total lease right-of-use assets	$4,351

Liabilities
Current:
Operating leases	$1,376	Other accrued expenses
Noncurrent:
Operating leases	2,990	Long-term operating lease liabilities

Total lease liabilities	$4,366

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

For the Year Ended June 25, 2020
Operating lease costs (a)	$1,701
Variable lease costs (b)	63

Total Lease Cost	$1,764

(a)	Includes short-term leases which are immaterial.
(b)	Variable lease costs consist of sales tax.
Rental expense under operating leases agreements was $1,981 and $1,988 in fiscal years 2019 and 2018, respectively.

4
9

Supplemental cash flow and other information related to leases was as follows:

For the Year Ended June 25, 2020
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$1,545

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$393

June 25, 2020
Weighted Average Remaining Lease Term (in years)	3.4
Weighted Average Discount Rate	4.4%
Maturities of operating lease liabilities as of June 25, 2020 are as follows:

Fiscal year ending
June 24, 2021	$1,534
June 30, 2022	1,373
June 29, 2023	1,120
June 27, 2024	507
June 26, 2025	152
Thereafter	2

Total lease payments	4,688
Less imputed interest	(322)

Present value of operating lease liabilities	$4,366

At
 June 25, 2020, the Company has additional operating leases totaling approximately $89 that have not yet commenced and therefore are not reflected in the Consolidated Balance Sheet and tables above. These leases will commence in the first quarter of fiscal 2021 with initial lease terms ranging from 3 to 5 years.
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

Leasing revenue is as follows:

For the Year Ended June 25, 2020
Lease income related to lease payments	$1,967
Gross rental income was $1,978 and $1,988 in fiscal years 2019 and 2018, respectively.
The future minimum, undiscounted cash flows under
non-cancelable
tenant operating leases for each of the next five years and thereafter is presented below and is materially consistent
with our previous accounting under Topic 840.

Fiscal year ending
June 24, 2021	$1,948
June 30, 2022	1,707
June 29, 2023	1,737
June 27, 2024	1,766
June 26, 2025	1,228
Thereafter	1,284

$9,670

NOTE 4 — INVENTORIES
Inventories consist of the following:

	June 25, 2020	June 27, 2019
Raw material and supplies	$69,276	$58,927
Work-in-process and finished goods	102,792	98,097

	$172,068	$157,024

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Intangible assets subject to amortization consist of the following:

	June 25, 2020	June 27, 2019
Customer relationships	$21,100	$21,100
Non-compete agreements	270	270
Brand names	16,990	16,990

Total intangible assets, gross	38,360	38,360

Less accumulated amortization:
Customer relationships	(16,223)	(14,466)
Non-compete agreements	(139)	(86)
Brand names	(9,873)	(9,182)

Total accumulated amortization	(26,235)	(23,734)

Net intangible assets	$12,125	$14,626

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

5
1

Total amortization expense related to intangible assets, which is classified in administrative expense in the Consolidated Statement of
Comprehensive
Income, was as follows for the last three fiscal years:

	Year ended June 25, 2020	Year ended June 27, 2019	Year ended June 28, 2018
Amortization of intangible assets	$2,501	$3,028	$2,016

Expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 24, 2021	2,165
June 30, 2022	1,896
June 29, 2023	1,657
June 27, 2024	1,414
June 26, 2025	1,156
Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition completed in fiscal 2018. The changes in the carrying amount of goodwill during the two fiscal years ended June 25, 2020 are as follows:

Gross goodwill balance at June 29, 2018	$18,416
Accumulated impairment losses	(8,766)

Net balance at June 29, 2018	9,650
Fiscal 2019 and 2020 activity	—

Balance at June 25, 2020	$9,650

NOTE 6 — REVOLVING CREDIT FACILITY
On March 5, 2020, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which amended and restated our Credit Agreement dated as of February 7, 2008 (the “Former Credit Agreement”). The Amended and Restated Credit Agreement provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”) with the same borrowing capacity, interest rates and applicable margin as the Former Credit Agreement and extends the term of the Former Credit Agreement from July 7, 2021 to March 5, 2025. The Credit Facility is secured by substantially all our assets other than machinery and equipment, real property and fixtures.
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

•
For permitted acquisitions, a new two-tier alternative test was added. For any acquisition by the Company, either (a) revolver availability plus unrestricted cash must be equal to or greater than $20,000 after giving effect to the acquisition, or (b) revolver availability plus unrestricted cash must be equal to or greater than $15,000 and the pro forma fixed charge coverage ratio must be equal to or greater than 1.00:1.00, in each case after giving effect to the acquisition.

•
The aggregate amount of dividends and distribution permitted in any fiscal year was increased to $75,000, subject to the same existing conditions of no defaults and a minimum excess availability of $30,000
, after giving effect to the dividends or distribution
.

•
The Company is allowed unlimited investments as long as (a) there are no existing defaults and (b) revolver availability plus unrestricted cash is not less than $20,000 after giving effect to the proposed investment.

•	The definition of fixed charges was amended to increase the threshold exclusion of dividends and distributions to $40,000.
At June 25, 2020, the weighted average interest rate for the Credit Facility was 2.40%. At June 27, 2019 there were no borrowings on the line of credit. The terms of the Credit Facility contain covenants that require us to restrict investments, indebtedness, acquisitions and certain sales of assets, cash dividends, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the Borrowing Base Calculation falls below $25,000, we will be
5
2

required to maintain a specified fixed charge coverage ratio, tested on a monthly basis. All cash received from customers
is required to
be applied against the Credit Facility. The Bank Lenders are entitled to require immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance
with the financial covenant or upon the occurrence of certain other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of June 25, 2020, we were in compliance with the financial covenant under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the next twelve months. At June 25, 2020, we had $
87,131
of available credit under the Credit Facility which reflects borrowings of $
27,008
and reduced availability as a result of $
3,361
in outstanding letters of credit. We would still be in
compliance
with all restrictive covenants under the Credit Facility if this entire amount were borrowed.
NOTE 7 — LONG-TERM DEBT
Long-term debt consists of the following:

	June 25, 2020	June 27, 2019
Mortgage Facility (“Tranche A”), collateralized by real property, due in monthly installments of $230 including interest at 4.25% per annum with a final payment due March 1, 2023	$7,144	$9,542
Mortgage Facility (“Tranche B”), collateralized by real property, due in monthly installments of $57 including interest at 4.25% per annum with a final payment due March 1, 2023	1,786	2,386
Squirrel Brand Seller-Financed Note (“Promissory Note”), unsecured, due in monthly principal installments of $319 plus interest at 5.5% per annum beginning in January 2018 through November 30, 2020	1,597	5,750
Selma, Texas facility financing obligation to related parties, due in monthly installments of $103 through September 1, 2026	9,532	10,120
Unamortized debt issuance costs	(44)	(79)

	20,015	27,719
Less: Current maturities, net of unamortized debt issuance costs	(5,285)	(7,338)

Total long-term debt, net of unamortized debt issuance costs	$14,730	$20,381

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
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110,000 and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance
with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of June 25, 2020, we were in compliance with all financial covenants under the Mortgage Facility. The carrying amount of assets pledged as collateral for the Mortgage Facility was approximately $67,043 at June 25, 2020.
In September 2006, we sold our Selma, Texas properties to two related party partnerships for $14,300 and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma, Texas properties had an initial ten-year term at a fair market value rent with three five-year renewal options. In September 2015, we signed a lease renewal which exercised two five-year renewal options and extended the term of our Selma lease to September 18, 2026. The lease extension also reduced the base monthly lease amount to $103, beginning in September 2016. One five-year renewal option remains. Also, we currently have the option to purchase the properties from the lessor
at 95% (100% in certain circumstances) of the then fair market value, but not to be less than the $14,300 purchase price. The financing obligation is being accounted for similar to the accounting for a capital lease, whereby the purchase price was recorded as a debt obligation, as the provisions of the arrangement are not eligible for sale-leaseback accounting. The balance of the debt obligation outstanding at June 25, 2020 was $9,532.

5
3

In November 2017, we completed the Squirrel Brand acquisition which was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11,500. The principal owner and seller of the Squirrel Brand business was subsequently appointed as an executive officer of the Company and was considered a related party until the employment of this executive officer with the Company ceased in the second quarter of fiscal 2020. The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $319, plus interest which began in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We can pre-pay
the Promissory Note at any time during the three-year period without penalty. At June 25, 2020, the principal amount of $1,597 of the Promissory Note was outstanding. Since he is no longer considered a related party, the outstanding balance on the Promissory Note is not reflected as related party debt on our Consolidated Balance Sheet as of June 25, 2020. Interest paid on the Promissory Note while the former executive officer was a related party was $127 for the fiscal year ended June 25, 2020, $413 for the fiscal year ended June 27, 2019, and $338 for the fiscal year ended June 28, 2018.
Aggregate maturities of long-term debt are as follows for the fiscal years ending:

June 24, 2021	5,309
June 30, 2022	3,890
June 29, 2023	3,213
June 27, 2024	722
June 26, 2025	775
Thereafter	6,150

$20,059

NOTE 8 — INCOME TAXES
The provision for income taxes is based entirely on income before income taxes earned in the United States, and is as follows for the last three fiscal years:

	For the Year Ended:
	June 25, 2020	June 27, 2019	June 28, 2018
Current:
Federal	$14,588	$10,309	$10,722
State	3,909	2,951	2,464

Total current expense	18,497	13,260	13,186
Deferred:
Deferred federal	137	395	3,902
Deferred state	(33)	(693)	(238)

Total deferred expense (benefit)	104	(298)	3,664

Total income tax expense	$18,601	$12,962	$16,850

The reconciliations of income taxes at the statutory federal income tax rate to income tax expense reported in the Consolidated Statements of Comprehensive Income for the last three fiscal years are as follows:

	June 25, 2020	June 27, 2019	June 28, 2018
Federal statutory income tax rate	21.0%	21.0%	28.1%
State income taxes, net of federal benefit	4.2	3.1	3.1
Impact of Tax Reform	—	—	6.3
Section 162(m) Limitation	1.2	1.1	—
Research and development tax credit	(0.3)	(0.3)	(0.2)
Domestic manufacturing deduction	—	—	(2.2)
Windfall tax benefits	(0.4)	(0.2)	(1.0)
Uncertain tax positions	—	0.1	0.1
Other	(0.1)	(0.1)	(0.1)

Effective tax rate	25.6%	24.7%	34.1%

5
4

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Deferred tax assets and liabilities are comprised of the following:

	June 25, 2020	June 27, 2019
Deferred tax assets (liabilities):
Accounts receivable	$355	$332
Employee compensation	1,534	1,673
Inventory	189	309
Depreciation and amortization	(11,260)	(10,847)
Capitalized leases	1,145	1,117
Goodwill and intangible assets	2,885	3,182
Retirement plan	8,373	6,599
Workers’ compensation	1,932	1,862
Share based compensation	1,344	1,305
Other	291	191

Net deferred tax asset — long term	6,788	5,723

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
For the years ending June 25, 2020 and June 27, 2019, unrecognized tax benefits and accrued interest and penalties were $204 and $259. Accrued interest and penalties related to uncertain tax positions are not material for any periods presented. Interest and penalties within income tax expense were not material for any period presented. The total gross amounts of unrecognized tax benefits were $203 and $240 at June 25, 2020 and June 27, 2019, respectively.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 25, 2020	June 27, 2019	June 28, 2018
Beginning balance	$240	$207	$174
Gross increases — tax positions in prior year	16	—	6
Gross decreases — tax positions in prior year	(24)	(6)	—
Settlements	—	—	—
Gross increases — tax positions in current year	60	39	27
Lapse of statute of limitations	(89)	—	—

Ending balance	$203	$240	$207

Unrecognized tax benefits, that if recognized, would affect the annual effective tax rate on income from continuing operations, are as follows:

	June 25, 2020	June 27, 2019	June 28, 2018
Unrecognized tax benefits that would affect annual effective tax rate	$196	$217	$177
During fiscal 2020, the change in unrecognized tax benefits due to statute expiration was not material. We do not anticipate that total unrecognized tax benefits will significantly change in the next twelve months.

5
5

There were certain changes in state tax laws during the period, for which the impact was insignificant. We file income tax returns with federal and state tax authorities within the United States of America. Our federal and Illinois tax returns are open for audit for fiscal 2017 through 2019. Our California tax returns for fiscal 2016 through 2019 are open for audit. No other tax jurisdictions are material to us.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
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
NOTE 10 — STOCKHOLDERS’ EQUITY
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
NOTE 11 — STOCK-BASED COMPENSATION PLANS
At our annual meeting of stockholders on October 29, 2014, our stockholders approved a new equity incentive plan (the “2014 Omnibus Plan”) under which awards of options and other stock-based awards may be made to employees, officers or non-employee
directors of our Company. A total of 1,000,000 shares of Common Stock are authorized for grants of awards thereunder, which may be in the form of options, restricted stock, RSUs, stock appreciation rights (“SARs”), performance shares, performance units, Common Stock or dividends and dividend equivalents. As of June 25, 2020, there were 719,269 shares of Common Stock that remained authorized for future grants of awards, subject to the limitations set below. Under the terms of the Omnibus Plan, the total number of shares of Common Stock with respect to which options or SARs may be granted in any calendar year to any participant may not exceed 500,000 shares (this limit applies separately with respect to each type of award). Additionally, under the terms of the 2014 Omnibus Plan, for awards of restricted stock, RSUs, performance shares or other stock-based awards that are intended to qualify as performance-based compensation: (i) the total number of shares of Common Stock that may be granted in any calendar year to any participant may not exceed 250,000 shares (this limit applies separately to each type of award) and (ii) the maximum amount that may be paid to any participant for awards that are payable in cash or property other than Common Stock in any calendar year is $5,000. During fiscal 2017, the Board of Directors adopted an equity grant cap which further restricted the number of awards that could be made to any one participant or in the aggregate. The equity grant cap limited the number of awards to 250,000 awards to all participants and 20,000 awards to any one participant in a fiscal year.

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
We determine the fair value of stock option awards using the Black-Scholes option-pricing model; however, there were no options granted in fiscal 2020, fiscal 2019 or fiscal 2018.

5
6

The following is a summary of stock option activity for the year ended June 25, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at June 27, 2019	500	$8.71
Granted	—	—
Exercised	(500)	8.71
Forfeited	—	—

Outstanding and exercisable at June 25, 2020	—	$—	—	$—

The following table summarizes the total intrinsic value of all options exercised and the total cash received from the exercise of options for the last three fiscal years:

	Year ended June 25, 2020	Year ended June 27, 2019	Year ended June 28, 2018
Total intrinsic value of options exercised	$38	$—	$79
Total cash received from exercise of options	$4	$—	$16
The fair value of RSUs is generally determined based on the market price of our Common Stock on the date of grant. The fair value of RSUs granted for the years ended June 25, 2020, June 27, 2019 and June 28, 2018 was $3,528, $3,334 and $3,296, respectively.
The following is a summary of RSU activity for the year ended June 25, 2020:

Restricted Stock Units	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at June 27, 2019	188,992	$46.79
Granted	38,572	91.47
Vested (a)	(38,333)	60.55
Forfeited	(22,352)	64.28

Outstanding at June 25, 2020	166,879	$51.62

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.
At June 25, 2020 there were 57,871 RSUs outstanding that were vested but deferred. At June 27, 2019 there were 55,628 RSUs outstanding that were vested but deferred. The non-vested
RSUs at June 25, 2020 will vest over a weighted-average period of 1.2 years. The fair value of RSUs that vested for the years ended June 25, 2020, June 27, 2019 and June 28, 2018 was $2,321, $2,744 and $2,680, respectively.
The following table summarizes compensation cost charged to earnings for all equity compensation plans and the total income tax benefit recognized for the last three fiscal years:

	Year ended June 25, 2020	Year ended June 27, 2019	Year ended June 28, 2018
Compensation cost charged to earnings	$2,472	$2,644	$2,796
Income tax benefit recognized	618	661	895
At June 25, 2020, there was $3,307 of total unrecognized compensation cost related to non-vested
share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 1.2 years.

5
7

NOTE 12 — CASH DIVIDENDS
Our Board of Directors declared the following cash dividends payable in fiscal
2020 and fiscal 2019:

Declaration Date	Record Date	Dividend Per Share	Total Amount	Payment Date
April 29, 2020	May 27, 2020	$1.00	$ 11,472	June 17, 2020
October 29, 2019	November 26, 2019	$2.00	$ 22,947	December 10, 2019
July 10, 2019	August 6, 2019	$3.00	$ 34,321	August 20, 2019
July 10, 2018	August 3, 2018	$2.55	$ 29,074	August 17, 2018
On July 9, 2020, our Board of Directors declared a special cash dividend of $1.85 per share and a regular annual cash dividend of $0.65 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company. Refer to Note 21 — “Subsequent Event” below.
NOTE 13 — EMPLOYEE BENEFIT PLANS
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

	Year ended June 25, 2020	Year ended June 27, 2019	Year ended June 28, 2018
401(k) plan expense	$2,116	$2,040	$1,741
During the first quarter of fiscal 2009, we recorded a long-term liability of $868 for the withdrawal from the multiemployer plan (“Route pension”) for the step-van
drivers that were employed for our store-door delivery system that was discontinued during fiscal 2008. Pursuant to terms of settlement with a labor union, we are making monthly payments of $8 (including interest) through April 2022.
The total Route pension liability was as follows for the last two fiscal years:

	June 25, 2020	June 27, 2019
Route pension liability	$168	$251
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

5
8

NOTE 14 — RETIREMENT PLAN
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
, requires the recognition of the funded status of the SERP on the Consolidated Balance Sheet. Actuarial gains or losses, prior service costs or credits and transition obligations that have not yet been recognized are recorded as a component of “Accumulated Other Comprehensive Loss” (“AOCL”).
The following table presents the changes in the projected benefit obligation for the fiscal years ended:

	June 25, 2020	June 27, 2019
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$25,382	$21,934
Service cost	712	610
Interest cost	892	895
Actuarial loss	5,872	2,597
Benefits paid	(654)	(654)

Projected benefit obligation at end of year	$32,204	$25,382

The accumulated benefit obligation, which represents benefits earned up to the measurement date, was $25,839 and $20,985 at June 25, 2020 and June 27, 2019, respectively.
Components of the actuarial loss (gain) portion of the change in projected benefit obligation are presented below for the fiscal years ended:

	June 25, 2020	June 27, 2019	June 28, 2018
Actuarial Loss (Gain)
Change in assumed pay increases	$2,352	$293	$(56)
Change in discount rate	4,285	2,174	(523)
Change in mortality assumptions	(1,083)	(69)	(117)
Other	318	199	185

Actuarial loss (gain)	$5,872	$2,597	$(511)

The components of the net periodic pension cost are as follows for the fiscal years ended:

	June 25, 2020	June 27, 2019	June 28, 2018
Service cost	$712	$610	$607
Interest cost	892	895	851
Recognized loss amortization	417	95	162
Prior service cost amortization	957	957	957

Net periodic pension cost	$2,978	$2,557	$2,577

The most significant assumption
related to our SERP
is
the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future
.

5
9

We used the following assumptions to
calculate
the benefit obligation of our SERP as of the following dates
:

	June 25, 2020	June 27, 2019
Discount rate	2.69%	3.56%
Average rate of compensation increases	3.38%	4.13%
Bonus payment	60% - 95% of base, paid 4 of 5 years	60% - 85% of base, paid 4 of 5 years
We used the following assumptions to calculate the net periodic costs of our SERP as follows for the fiscal years ended:

	June 25, 2020	June 27, 2019	June 28, 2018
Discount rate	3.56%	4.14%	3.99%
Rate of compensation increases	4.13%	3.38%	4.50%
Mortality	RP-2014 white collar with MP- 2018 scale	RP-2014 white collar with MP- 2017 scale	RP-2014 white collar with MP- 2016 scale
Bonus payment	60% - 85% of base, paid 4 of 5 years	60% - 85% of base, paid 4 of 5 years	60% - 85% of base, paid 4 of 5 years
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
The following table presents the benefits expected to be paid in the next ten fiscal years:

Fiscal year
2021	$631
2022	758
2023	704
2024	650
2025	1,257
2026 — 2030	6,999
At June 25, 2020 and June 27, 2019, the current portion of the SERP liability was $631 and $645, respectively, and recorded in the caption “Accrued payroll and related benefits” on the Consolidated Balance Sheets.
The following table presents the components of AOCL that have not yet been recognized in net pension expense:

	June 25, 2020	June 27, 2019
Unrecognized net loss	$(10,909)	$(5,453)
Unrecognized prior service cost	(478)	(1,435)
Tax effect	2,757	2,563

Net amount unrecognized	$(8,630)	$(4,325)

We expect to recognize
 the remaining

$478 of the prior service cost and $1,183 of net loss into net periodic pension expense during the fiscal year ending June 24, 2021.

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE
LOSS
The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the last two fiscal years. These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	Year Ended June 25, 2020	Year Ended June 27, 2019
Balance at beginning of period	$(4,325)	$(3,181)
Other comprehensive loss before reclassifications	(5,872)	(2,597)
Amounts reclassified from accumulated other comprehensive loss	1,374	1,052
Tax effect	1,169	401

Net current-period other comprehensive loss	(3,329)	(1,144)
Impact of adopting ASU 2018-02 (b)	(976)	—

Balance at end of period	$(8,630)	$(4,325)

( a )	Amounts in parenthesis indicate debits/expense.
( b )	Refer to Recent Accounting Pronouncements in Note 1 — “Significant Accounting Policies” for additional information.
The reclassifications out of accumulated other comprehensive loss for the last two fiscal years were as follows:

Reclassifications from AOCL to earnings (c)	Year Ended June 25, 2020	Year Ended June 27, 2019	Affected line item in the Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(957)	$(957)	Other expense
Unrecognized net loss	(417)	(95)	Other expense

Total before tax	(1,374)	(1,052)
Tax effect	358	274	Income tax expense

Amortization of defined pension items, net of tax	$(1,016)	$(778)

(c)	Amounts in parenthesis indicate debits to expense. See Note 14 — “Retirement Plan” above for additional details.
NOTE 16 — TRANSACTIONS WITH RELATED
PARTIES
In addition to the related party transactions described in Note 7, we also purchased materials from a company that until July 2017 was owned by three members of our Board of Directors, two of whom are also executive officers, and individuals directly related to them. Purchases from this related party aggregated to the following for the years ending:

	Year ended June 25, 2020	Year ended June 27, 2019	Year ended June 28, 2018
Purchases from related party	$—	$—	$360

6
1

NOTE 17 — PRODUCT TYPE SALES MIX
The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product types, for the fiscal year ended:

Product Type	June 25, 2020	June 27, 2019	June 28, 2018
Peanuts	18.2%	18.0%	15.7%
Pecans	10.3	12.9	14.0
Cashews & Mixed Nuts	23.2	23.0	24.6
Walnuts	7.2	8.9	9.0
Almonds	14.7	14.4	15.5
Trail & Snack Mixes	21.1	17.3	15.5
Other	5.3	5.5	5.7

	100.0%	100.0%	100.0%

NOTE 18 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The following table details the activity in various allowance and reserve accounts.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
June 25, 2020
Allowance for doubtful accounts	$350	$209	$(168)	$391
Reserve for cash discounts	925	15,650	(15,600)	975
Reserve for customer deductions	4,757	27,036	(26,316)	5,477
Total	$6,032	$42,895	$(42,084)	$6,843

June 27, 2019
Allowance for doubtful accounts	$270	$150	$(70)	$350
Reserve for cash discounts	950	14,721	(14,746)	925
Reserve for customer deductions	5,038	24,581	(24,862)	4,757
Deferred tax asset valuation allowance	112	—	(112)	—

Total	$6,370	$39,452	$(39,790)	$6,032

June 28, 2018
Allowance for doubtful accounts	$263	$52	$(45)	$270
Reserve for cash discounts	850	13,889	(13,789)	950
Reserve for customer deductions	2,979	22,420	(20,361)	5,038
Deferred tax asset valuation allowance	171	—	(59)	112

Total	$4,263	$36,361	$(34,254)	$6,370

6
2

NOTE 19 — SUPPLEMENTARY QUARTERLY DATA (Unaudited)
The following unaudited quarterly consolidated financial data are presented for fiscal 2020 and fiscal 2019. Quarterly financial results necessarily rely on estimates and caution is required in drawing specific conclusions from quarterly consolidated results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended June 25, 2020:
Net sales	$217,846	$246,423	$211,624	$204,199	*
Gross profit	42,248	49,980	42,805	40,742
Income from operations	19,062	24,466	19,397	15,622
Net income	12,926	17,461	13,466	10,257
Basic earnings per common share	$1.13	$1.52	$1.17	$0.89
Diluted earnings per common share	$1.12	$1.52	$1.17	$0.89
Cash dividends declared per common share	$3.00	$2.00	$—	$1.00

*
The decrease in net sales was primarily attributable to a 3.3% decrease in weighted average selling price per pound, combined with a decrease in sales volume for foodservice customers in our commercial ingredients distribution channel as a result of the
COVID-19
pandemic.

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
NOTE 20
—
GARYSBURG, NORTH CAROLINA FACILITY
On October 7, 2019 we experienced a fire at our peanut processing facility located in Garysburg, North Carolina. No personnel were injured, and there was no damage to our peanut shelling and inventory storage areas. The fire occurred in our roasting room where all of the roasting equipment was destroyed. The fire also damaged some equipment in our packaging room and a portion of the roof. We contracted with a third party to roast and salt our inshell peanuts to meet our current production requirements. We did not experience any negative impact on our customer service levels or a material adverse impact on our operating or financial results for the 2020 fiscal year.
After evaluating our options with regard to our peanut production operations, the Company is considering strategic alternatives for this facility and currently plans to cease all operations at the Garysburg facility permanently in fiscal 2021. We will finish shelling the current crop of peanuts at this facility, which is estimated to take approximately four to seven more months, after which the facility will continue to be used to store and ship inshell peanuts through the remainder of fiscal 2021. We ceased roasting operations in the second quarter of this fiscal year, which resulted in a partial reduction in the workforce at this facility and we recognized an immaterial amount of separation costs in the second quarter of fiscal 2020.
We have adequate property damage and business interruption insurance, subject to applicable deductibles. To date, approximately $2,000 in clean-up
costs and damage to capital assets has been incurred. Insurance claims have been filed under our property damage and business interruption policies. Insurance proceeds totaling $2,934 were received from the insurance carrier in the second and fourth quarters of this fiscal year. Insurance proceeds received for damage to capital equipment are recorded as investing activities on the Consolidated Statements of Cash Flows.
NOTE 21 — SUBSEQUENT EVENT
On July 9, 2020, our Board of Directors declared a special cash dividend of
$
1.85 per share and a regular annual cash dividend of $0.65 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “August 2020 Dividends”). The August 2020 Dividends will be paid on August 21, 2020 to stockholders of record as of the close of business on August 7, 2020.

6
3

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
10-K.
Based on this evaluation, our CEO and CFO concluded that, as of June 25, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act
Rule 13a-15(f)
and
15d-15(f).
Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 25, 2020, based on the
Internal Control-Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 25, 2020.
The effectiveness of our internal control over financial reporting as of June 25, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in this Annual Report on Form
10-K.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended June 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B — Other Information
Not applicable
PART III
Item 10 — Directors, Executive Officers and Corporate Governance
The Sections entitled “Nominees for Election by The Holders of Common Stock,” “Nominees for Election by The Holders of Class A Stock”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Independence of the Audit Committee” of our Proxy Statement for the 2020 Annual Meeting and filed pursuant to Regulation 14A are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.

We have adopted a Code of Ethics applicable to the principal executive, financial and accounting officers (“Code of Ethics”) and a separate Code of Conduct applicable to all employees and directors generally (“Code of Conduct”). The Code of Ethics and Code of Conduct are available on our website at
www.jbssinc.com
.
Item 11 — Executive Compensation
The Sections entitled “Compensation of Directors and Executive Officers”, “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement for the 2020 Annual Meeting are incorporated herein by reference.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Section entitled “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2020 Annual Meeting is incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
The Sections entitled “Corporate Governance — Independence of the Board of Directors” and “Review of Related Party Transactions” of our Proxy Statement for the 2020 Annual Meeting are incorporated herein by reference. Other certain information relating to the directors and executive officers of the Company is included immediately before Part II of this Report.
Item 14 — Principal Accounting Fees and Services
The information under the proposal entitled “Ratify the Audit Committee’s Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the 2021 fiscal year” of our Proxy Statement for the 2020 Annual Meeting is incorporated herein by reference.
PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a) (1) Financial Statements
The following financial statements are included in Part II, Item 8 — “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income for the Year Ended June 25, 2020, the Year Ended June 27, 2019 and the Year Ended June 28, 2018
Consolidated Balance Sheets as of June 25, 2020 and June 27, 2019
Consolidated Statements of Stockholders’ Equity for the Year Ended June 25, 2020, the Year Ended June 27, 2019 and the Year Ended June 28, 2018
Consolidated Statements of Cash Flows for the Year Ended June 25, 2020, the Year Ended June 27, 2019 and the Year Ended June 28, 2018
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(a) (3) Exhibits
The exhibits required by Item 601 of Regulation
S-K
and filed herewith are listed in the Exhibit Index which follows the signature page and immediately precedes the exhibits filed.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.
Item 16 — Form
10-K
Summary
None.

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation
S-K)

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 10-Q for the quarter ended March 24, 2005)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Form 10-K for the fiscal year ended June 25, 2015)

4.1	Description of Company’s Securities

*10.1	Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.35 to the Form 10-Q for the quarter ended December 25, 2003)

*10.2	Amendment, dated February 12, 2004, to Amended and Restated John B. Sanfilippo & Son, Inc. Split-Dollar Insurance Agreement Number Two among Michael J. Valentine, as trustee of the Valentine Life Insurance Trust, Mathias Valentine, Mary Valentine and the Company, dated December 31, 2003 (incorporated by reference from Exhibit 10.47 to the Form 10-Q for the quarter ended March 25, 2004)

*10.3	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.4	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.5	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

Exhibit No.	Description

*10.6	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.7	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2017, 2018, 2019 and 2020 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

*10.8	Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2017, 2018, 2019 and 2020 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.9	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2017 awards cycle) (incorporated by reference from Exhibit 10.19 to the Form 10-Q for the quarter ended December 29, 2016)

*10.10	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2018, 2019 and 2020 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December 28, 2017)

*10.11	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.12	Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

*10.13	Employment agreement, dated as of November 30, 2017, by and between the Company and J. Brent Meyer (incorporated by reference from Exhibit 10.36 to the Form 10-Q for the quarter ended December 28, 2017)

Exhibit No.	Description

*10.14	Separation Agreement, dated as of December 10, 2019, by and between the Company and J. Brent Meyer (incorporated by reference from Exhibit 10.29 to the Form 10-Q for the quarter ended December 26, 2019)

14	Code of Ethics, as amended (incorporated by reference from Exhibit 14 to the Form 10-K for the fiscal year ended June 25, 2015)

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Jeffrey T. Sanfilippo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Michael J. Valentine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Jeffrey T. Sanfilippo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification of Michael J. Valentine pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN B. SANFILIPPO & SON, INC.

Date: August 19, 2020	By:	/s/ Jeffrey T. Sanfilippo
Jeffrey T. Sanfilippo
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey T. Sanfilippo Jeffrey T. Sanfilippo	Chief Executive Officer and Director (Principal Executive Officer)	August 19, 2020

/s/ Michael J. Valentine Michael J. Valentine	Chief Financial Officer, Group President, Secretary and Director (Principal Financial Officer)	August 19, 2020

/s/ Frank S. Pellegrino Frank S. Pellegrino	Senior Vice President, Finance and Treasurer (Principal Accounting Officer)	August 19, 2020

/s/ Mathias A. Valentine Mathias A. Valentine	Director	August 19, 2020

/s/ Jim R. Edgar Jim R. Edgar	Director	August 19, 2020

/s/ Timothy R. Donovan Timothy R. Donovan	Director	August 19, 2020

/s/ Jasper B. Sanfilippo, Jr. Jasper B. Sanfilippo, Jr.	Director	August 19, 2020

/s/ Daniel M. Wright Daniel M. Wright	Director	August 19, 2020

/s/ Ellen C. Taaffe Ellen C. Taaffe	Director	August 19, 2020

/s/ James J. Sanfilippo James J. Sanfilippo	Director	August 19, 2020

69