Form 10-Q
period 2020-09-24
SANFILIPPO JOHN B & SON INC
filed 2020-10-28
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2020
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

☐
  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
☐
  Yes

☒  No
As of October 22, 2020, 8,822,211 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 24, 2020

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended
	September 24, 2020	September 26, 2019
Net sales	$210,273	$217,846
Cost of sales	170,941	175,598

Gross profit	39,332	42,248

Operating expenses:
Selling expenses	12,084	14,112
Administrative expenses	8,375	9,074

Total operating expenses	20,459	23,186

Income from operations	18,873	19,062

Other expense:
Interest expense including $167 and $247 to related parties	450	521
Rental and miscellaneous expense, net	432	404
Other expense	630	566

Total other expense, net	1,512	1,491

Income before income taxes	17,361	17,571
Income tax expense	4,549	4,645

Net income	$12,812	$12,926
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in Other expense	416	343
Income tax expense related to pension adjustments	(104)	(86)

Other comprehensive income, net of tax:	312	257

Comprehensive income	$13,124	$13,183

Net income per common share-basic	$1.12	$1.13

Net income per common share-diluted	$1.11	$1.12

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 24, 2020	June 25, 2020	September 26, 2019
ASSETS
CURRENT ASSETS:
Cash	$743	$1,535	$887
Accounts receivable, less allowance for doubtful accounts of $371, $391 and $ 386	69,881	56,953	60,474
Inventories	150,371	172,068	156,453
Prepaid expenses and other current assets	6,353	8,315	5,291

TOTAL CURRENT ASSETS	227,348	238,871	223,105

PROPERTY, PLANT AND EQUIPMENT:
Land	9,277	9,285	9,285
Buildings	110,397	110,294	110,440
Machinery and equipment	221,545	218,021	212,403
Furniture and leasehold improvements	5,186	5,179	5,130
Vehicles	637	682	639
Construction in progress	4,370	2,244	2,454

	351,412	345,705	340,351
Less: Accumulated depreciation	241,987	239,013	231,944

	109,425	106,692	108,407
Rental investment property, less accumulated depreciation of $12,220, $12,018 and $ 11,413	16,903	17,105	17,630

TOTAL PROPERTY, PLANT AND EQUIPMENT	126,328	123,797	126,037

Intangible assets, net	11,547	12,125	13,954
Cash surrender value of officers’ life insurance and other assets	10,697	11,875	9,334
Deferred income taxes	6,987	6,788	5,972
Goodwill	9,650	9,650	9,650
Operating lease right-of-use assets	4,201	4,351	5,170

TOTAL ASSETS	$396,758	$407,457	$393,222

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 24, 2020	June 25, 2020	September 26, 2019
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$44,168	$27,008	$16,042
Current maturities of long-term debt, including related party debt of $595, $585 and $4,388 and net of unamortized debt issuance costs of $22, $25 and $32	4,372	5,285	7,385
Accounts payable	41,441	36,323	52,365
Bank overdraft	85	2,041	1,302
Accrued payroll and related benefits	11,511	25,641	11,546
Other accrued expenses	16,058	15,870	15,767

TOTAL CURRENT LIABILITIES	117,635	112,168	104,407

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $8,794, $8,947 and $10,028 and net of unamortized debt issuance costs of $15, $19 and $37	13,780	14,730	18,152
Retirement plan	31,860	31,573	24,974
Long-term operating lease liabilities, net of current portion	2,807	2,990	3,774
Other	7,377	7,758	7,865

TOTAL LONG-TERM LIABILITIES	55,824	57,051	54,765

TOTAL LIABILITIES	173,459	169,219	159,172

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized 8,940,111, 8,939,890 and 8,909,406 shares issued	89	89	89
Capital in excess of par value	124,521	123,899	122,890
Retained earnings	108,185	124,058	117,293
Accumulated other comprehensive loss	(8,318)	(8,630)	(5,044)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	223,299	238,238	234,050

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$396,758	$407,457	$393,222

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 25, 2020	2,597,426	$26	8,939,890	$89	$123,899	$124,058	$(8,630)	$(1,204)	$238,238
Net income						12,812			12,812
Cash dividends ($2.50 per share)						(28,685)			(28,685)
Pension liability amortization, net of income tax expense of $104							312		312
Equity award exercises			221	—			—		—
Stock-based compensation expense					622				622

Balance, September 24, 2020	2,597,426	$26	8,940,111	$89	$124,521	$108,185	$(8,318)	$(1,204)	$223,299

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 27, 2019	2,597,426	$26	8,909,406	$89	$122,257	$137,712	$(4,325)	$(1,204)	$254,555
Net income						12,926			12,926
Cash dividends ($3.00 per share)						(34,321)			(34,321)
Pension liability amortization, net of income tax expense of $86							257		257
Impact of adopting ASU 2018-02						976	(976)		—
Stock-based compensation expense					633				633

Balance, September 26, 2019	2,597,426	$26	8,909,406	$89	$122,890	$117,293	$(5,044)	$(1,204)	$234,050
The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Quarter Ended
	September 24, 2020	September 26, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,812	$12,926
Depreciation and amortization	4,368	4,412
(Gain) loss on disposition of assets, net	(241)	3
Deferred income tax benefit	(199)	(249)
Stock-based compensation expense	622	633
Change in assets and liabilities:
Accounts receivable, net	(12,928)	497
Inventories	21,697	571
Prepaid expenses and other current assets	1,962	356
Accounts payable	5,661	9,655
Accrued expenses	(13,970)	(10,969)
Income taxes payable	28	3,839
Other long-term assets and liabilities	166	300
Other, net	599	494

Net cash provided by operating activities	20,577	22,468
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,298)	(3,118)
Other	280	16

Net cash used in investing activities	(6,018)	(3,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	17,160	16,042
Principal payments on long-term debt	(1,870)	(2,192)
(Decrease) increase in bank overdraft	(1,956)	401
Dividends paid	(28,685)	(34,321)

Net cash used in financing activities	(15,351)	(20,070)
NET DECREASE IN CASH	(792)	(704)
Cash, beginning of period	1,535	1,591

Cash, end of period	$743	$887

Supplemental disclosure of non-cash activities:
Right-of-use assets recognized at ASU No. 2016-02 transition	$—	$5,361
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

•	References herein to fiscal 2021 and fiscal 2020 are to the fiscal year ending June 24, 2021 and the fiscal year ended June 25, 2020, respectively.

•	References herein to the first quarter of fiscal 2021 and fiscal 2020 are to the quarters ended September 24, 2020 and September 26, 2019, respectively.
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
The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 25, 2020 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2020 Annual Report on Form
10-K
for the fiscal year ended June 25, 2020.
Note 2 – Revenue Recognition
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
Contract Balances
Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. The contract asset balance at September 24, 2020 was $57 and is recorded in the caption “Prepaid expenses and other current assets” on the Consolidated Balance Sheets. There was no contract asset balance at June 25, 2020 or September 26, 2019. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.
Disaggregation of Revenue
Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended
Distribution Channel	September 24, 2020	September 26, 2019
Consumer	$166,757	$157,146
Commercial Ingredients	22,811	36,888
Contract Packaging	20,705	23,812

Total	$210,273	$217,846

Note 3 – Leases
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
We determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use

assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use

assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. None of our leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 5.0 years.
It is our accounting policy to not apply lease recognition requirements to short term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We have also made the policy election to not separate lease and non-lease

components for all leases.
The following table provides supplemental information related to operating lease right-of-use assets and li
a
b
ilities
:

	September 24, 2020	June 25, 2020	September 26, 2019	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$4,201	$4,351	$5,170	Operating lease right-of-use assets

Total lease right-of-use assets	$4,201	$4,351	$5,170

Liabilities
Current:
Operating leases	$1,405	$1,376	$1,390	Other accrued expenses
Noncurrent:
Operating leases	2,807	2,990	3,774	Long-term operating lease liabilities

Total lease liabilities	$4,212	$4,366	$5,164

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter ended September 24, 2020	For the Quarter ended September 26, 2019
Operating lease costs (a)	$473	$374
Variable lease costs (b)	20	16

Total Lease Cost	$493	$390

(a)	Includes short-term leases which are immaterial.
(b)	Variable lease costs consist of sales tax.

Supplemental cash flow and other information related to leases was as follows:

	For the Quarter ended September 24, 2020	For the Quarter ended September 26, 2019
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$406	$365

Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$206	$152

	September 24, 2020	June 25, 2020	September 26, 2019
Weighted Average Remaining Lease Term (in years)	3.2	3.4	4.0
Weighted Average Discount Rate	4.3%	4.4%	4.5%
Maturities of operating lease liabilities as of September 24, 2020 are as follows:

Fiscal year ending
June 24, 2021 (excluding the quarter ended September 24, 2020)	$1,183
June 30, 2022	1,426
June 29, 2023	1,173
June 27, 2024	535
June 26, 2025	177
Thereafter	5

Total lease payment	4,499
Less imputed interest	(287)

Present value of operating lease liabilities	$4,212

At September 24, 2020, the Company has one additional operating lease of approximately $255 that has not yet commenced and therefore is not reflected in the Consolidated Balance Sheet and tables above. The lease will commence in the second quarter of fiscal 2021 with an initial lease term of 6 years.
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
non-lease
components such as recurring utility and storage fees. Leases between related parties are immaterial.
Leasing revenue is as follows:

	For the Quarter Ended September 24, 2020	For the Quarter Ended September 26, 2019
Lease income related to lease payments	$451	$543

The future minimum, undiscounted fixed cash flows under
non-cancelable
tenant operating leases for each of the next five years and thereafter is presented below.

Fiscal year ending
June 24, 2021 (excluding the quarter ended September 24, 2020)	$1,472
June 30, 2022	1,708
June 29, 2023	1,737
June 27, 2024	1,766
June 26, 2025	1,228
Thereafter	1,284

Total	$9,195
Note 4 – Inventories
Inventories consist of the following:

	September 24, 2020	June 25, 2020	September 26, 2019
Raw material and supplies	$46,518	$69,276	$48,989
Work-in-process and finished goods	103,853	102,792	107,464

Total	$150,371	$172,068	$156,453

Note 5 – Goodwill and Intangible Assets
Identifiable intangible assets that are subject to amortization consist of the following:

	September 24, 2020	June 25, 2020	September 26, 2019
Customer relationships	$21,100	$21,100	$21,100
Brand names	16,990	16,990	16,990
Non-compete agreement	270	270	270

	38,360	38,360	38,360
Less accumulated amortization:
Customer relationships	(16,615)	(16,223)	(14,952)
Brand names	(10,045)	(9,873)	(9,355)
Non-compete agreement	(153)	(139)	(99)

	(26,813)	(26,235)	(24,406)

Net intangible assets	$11,547	$12,125	$13,954

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the
Squirrel Brand
and
Southern Style Nuts
brand names.
Total amortization expense related to intangible assets, which is a component of Administrative expense, was $578 for the quarter ended September 24, 2020. Amortization expense for the remainder of fiscal 2021 is expected to be approximately $1,587, and expected amortization expense for the next five fiscal years is as follows:

Fiscal year ending
June 30, 2022	$1,896
June 29, 2023	1,657
June 27, 2024	1,414
June 26, 2025	1,156
June 25, 2026	861
Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition (the “Acquisition”) completed in the second quarter of fiscal 2018. There was no change in the carrying amount of goodwill during the quarter ended September 24, 2020.

Note 6 – Credit Facility
Our Amended and Restated Credit Agreement dated March 5, 2020 provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than machinery and equipment, real property and fixtures.
At September 24, 2020, we had $69,972 of available credit under the Credit Facility which reflects borrowings of $44,168 and reduced availability as a result of $3,360 in outstanding letters of credit. As of September 24, 2020, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility
 (as defined below).
Note 7 – Earnings Per Common Share
The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended
	September 24, 2020	September 26, 2019
Weighted average number of shares outstanding – basic	11,477,287	11,444,560
Effect of dilutive securities:
Stock options and restricted stock units	73,300	94,416

Weighted average number of shares outstanding – diluted	11,550,587	11,538,976

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for either period presented.
Note 8 – Stock-Based Compensation Plans
During the quarter ended September 24, 2020 there was no significant restricted stock unit activity. Compensation expense attributable to stock-based compensation during the first quarter of fiscal 2021 and fiscal 2020 was $622 and $633, respectively. As of September 24, 2020, there was $2,685 of total unrecognized compensation cost related to non-vested,
share-based compensation arrangements granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.0 year.
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

	For the Quarter Ended
	September 24, 2020	September 26, 2019
Service cost	$236	$178
Interest cost	214	223
Amortization of prior service cost	120	239
Amortization of loss	296	104

Net periodic benefit cost	$866	$744

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.

Note 10 – Accumulated Other Comprehensive Loss
The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the quarter ended September 24, 2020 and September 26, 2019.
These changes are all related to our defined benefit pension plan.

Changes to AOCL (a)	For the Quarter Ended
	September 24, 2020	September 26, 2019
Balance at beginning of period	$(8,630)	$(4,325)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	416	343
Tax effect	(104)	(86)

Net current-period other comprehensive income	312	257
Impact of adopting ASU 2018-02	—	(976)

Balance at end of period	$(8,318)	$(5,044)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter ended September 24, 2020 and September 26, 2019 were as f
o
llows:

Reclassifications from AOCL to earnings (b)	For the Quarter Ended		Affected line item in the Consolidated Statements of Comprehensive Income

	September 24, 2020	September 26, 2019
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(120)	$(239)	Other expense
Unrecognized net loss	(296)	(104)	Other expense

Total before tax	(416)	(343)
Tax effect	104	86	Income tax expense

Amortization of defined pension items, net of tax	$(312)	$(257)

(b)	Amounts in parenthesis indicate debits to expense. See Note 9 – “Retirement Plan” above for additional details.
Note 11 – Commitments and Contingent Liabilitie
s
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
The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	September 24, 2020	June 25, 2020	September 26, 2019
Carrying value of long-term debt:	$18,189	$20,059	$25,606
Fair value of long-term debt:	18,489	20,186	25,710
The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.
Note 13 – Related Party Transaction
In connection with the acquisition of the Squirrel Brand business in the second quarter of fiscal 2018, we incurred $11,500 of unsecured debt pursuant to a promissory note (the “Promissory Note”)
to the principal owner and seller of the Squirrel Brand business, who was subsequently appointed as an executive officer of the Company and was considered a related party. Late in the second quarter of fiscal 2020, the employment of this executive officer with the Company ceased. He is no longer considered a related party, and therefore the outstanding balance on the Promissory Note is not reflected as related party debt on our Consolidated Balance Sheet as of September 24, 2020. There was no related party interest paid to this former executive officer during the current first quarter, and interest paid while the former executive officer was a related party was $70 for the quarter ended September 26, 2019.

Note 14 – Recent Accounting Pronouncements
The following recent accounting pronouncements have been adopted in the current fiscal year:
In August 2018, the FASB issued ASU
No. 2018-15
“
Intangibles – Goodwill and Other –
Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
”. The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an internal use software license). ASU
No. 2018-15
was adopted using the prospective method in the first quarter of fiscal 2021 and did not have a material impact on our Consolidated Financial Statements.
In August 2018, the FASB issued ASU
No. 2018-14
“
Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic
715-20):
Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans
”. The amendments in this Update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU
No. 2018-14
was adopted on a retrospective basis to all periods presented in the first quarter of fiscal 2021 and had no impact on our quarterly Consolidated Financial Statements.
In January 2017, the FASB issued ASU
No. 2017-04
“Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”.
The amendments in this Update eliminate the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination, commonly referred to as “Step 2”. Under this amendment, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. ASU
No. 2017-04
was adopted in the first quarter of fiscal 2021 and did not have a material impact on our Consolidated Financial Statements.
In June 2016, the FASB issued ASU
No. 2016-13
“
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
”. The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU
No. 2016-13
was adopted using a modified retrospective transition method in the first quarter of fiscal 2021 and did not have a material impact on our Consolidated Financial Statements.
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
Our fiscal year ends on the final Thursday of June each year, and typically consists of fifty-two
weeks (four thirteen-week quarters). Additional information on the comparability of the periods presented is as follows:

•	References herein to fiscal 2021 and fiscal 2020 are to the fiscal year ending June 24, 2021 and the fiscal year ended June 25, 2020, respectively.

•	References herein to the first quarter of fiscal 2021 and fiscal 2020 are to the quarters ended September 24, 2020 and September 26, 2019, respectively.
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
 Orchard Valley Harvest, Squirrel Brand
and
Southern Style Nuts
 into leading brands and providing integrated nut solutions to grow non-branded
business across key customers. We plan to execute on our Strategic Plan to grow our branded business by reaching new consumers via product and pack innovation, expanding distribution across current and alternative channels and focusing on new ways to buy, with an emphasis on increasing our sales via
e-commerce
platforms and retailers. In addition, we intend to invest in our people and facilities in order to research, develop, market and sell new product offerings in fiscal 2021.
We face a number of challenges in the future which include, among others, changes in commodity acquisition costs, as well as intensified competition on pricing and for market share from both private brand and name brand nut products. Our
Fisher
recipe nut sales have been negatively impacted in fiscal 2020 and the first quarter of fiscal 2021 due to this increased competition for market share. We also face changing industry trends as consumer preferences shift to shopping in smaller store formats like grocery and online. With restaurant closures and other limitations due to the impact of
COVID-19,
consumers are also doing more cooking and baking at home, which has had a positive impact on certain aspects of our consumer business but a negative impact on our foodservice business.
We will continue to face challenges in our fiscal 2021 as result of the
COVID-19
pandemic and the uncertainty of future local, state and federal restrictions aimed to mitigate and control the pandemic. As many of these restrictions were loosened near the conclusion of our fiscal 2020, we saw a gradual (albeit limited) increase in demand from our foodservice, restaurant, convenience store and non-essential
retail customers. However, if conditions deteriorate in the future and consumers are limited in their ability to purchase meals outside their homes, we believe demand will decrease (or demand will continue to be suppressed) from our foodservice, restaurant, convenience store and non-essential
retail customers and the collectability of accounts receivables from these customers could be impacted. Also, in our first quarter of fiscal 2021, we began to see signs of a shortage in capacity in the transportation industry, which our transportation service providers believe is due to driver concerns regarding health and safety from increasing
COVID-19
cases and social unrest seen in certain large cities within the country. We believe this shortage in transportation capacity may continue in fiscal 2021 and may lead to increased transportation costs and potential disruptions in service to our customers and from our suppliers.

The Company’s
COVID-19
crisis team, which was created in the third quarter of fiscal 2020, continues to meet on a regular basis to discuss risks faced by the Company and mitigation strategies. We continue to follow recommendations made by state and federal regulators and health agencies to ensure the safety and health of our employees as those recommendations change and evolve. We have implemented (among other things) a temporary work from home option for the majority of our office employees, staggered shifts and breaks, installed partitions on production lines and office space where social distancing could not be consistently maintained and installed thermal scanners to measure temperature for all employees upon arrival. We update and enhance these measures as new guidance is provided. In addition, we have extended personal time off for those who are in self quarantine or ill.
We have worked closely with our domestic and global suppliers to source and maintain a consistent supply of raw materials, ingredients and packaging. To date, none of our manufacturing facilities have been significantly impacted by this pandemic. We have contingency plans in place to help reduce the negative impact if one or more of our manufacturing facilities encounters a partial or full shut down.
We will continue to focus on seeking profitable business opportunities to maximize the utilization of our production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois. We expect to redirect our promotional and advertising activity with respect to our brands to focus on more digital and
e-commerce
platforms to match consumer behavior. We continue to see strong
e-commerce
and grocery performance across our
Orchard Valley Harvest
and
Fisher
recipe brands and expect that there will be additional opportunities to connect these brands to consumers’ desires for more functional snacking and baking and cooking ideas, respectively. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory compliance and the maintenance and growth of our customer base for branded and private label products. See the information referenced in Part I, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.

QUARTERLY HIGHLIGHTS
Our net sales of $210.3 million for the first quarter of fiscal 2021 decreased 3.5% from our net sales of $217.8 million for the first quarter of fiscal 2020.
Sales volume, measured as pounds sold to customers, decreased 3.5% compared to the first quarter of fiscal 2020.
Gross profit decreased $2.9 million, and our gross profit margin, as a percentage of net sales, decreased to 18.7% for the first quarter of fiscal 2021 compared to 19.4% for the first quarter of fiscal 2020.
Total operating expenses for the first quarter of fiscal 2021 decreased $2.7 million, or 11.8%, compared to the first quarter of fiscal 2020. As a percentage of net sales, total operating expenses in the first quarter of fiscal 2021 decreased to 9.7% from 10.6% for the first quarter of fiscal 2020.
The total value of inventories on hand at the end of the first quarter of fiscal 2021 decreased $6.1 million, or 3.9%, in comparison to the total value of inventories on hand at the end of the first quarter of fiscal 2020.
We expect acquisition costs for walnuts and almonds to decrease in the 2020 crop year (which falls into our current 2021 fiscal year). We also expect acquisition costs to decline or remain stable for all other major tree nuts. While we began to procure inshell walnuts during the first quarter of fiscal 2021, the total payments due to our walnut growers will not be determined until the second and/or third quarters of fiscal 2021. We will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual payments will be determined during the second and/or third quarters of fiscal 2021 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS
Net Sales
Our net sales decreased 3.5% to $210.3 million in the first quarter of fiscal 2021 compared to net sales of $217.8 million for the first quarter of fiscal 2020. Sales volume, which is defined as pounds sold to customers, decreased 3.5% in the quarterly comparison.
The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended
Product Type	September 24, 2020	September 26, 2019
Peanuts	19.5%	18.0%
Pecans	8.6	9.4
Cashews & Mixed Nuts	23.7	22.7
Walnuts	6.6	7.0
Almonds	12.7	16.6
Trail & Snack Mixes	22.8	20.5
Other	6.1	5.8

Total	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	September 24, 2020	Percentage of Total	September 26, 2019	Percentage of Total	$ Change	Percent Change
Consumer (1)	$166,757	79.3%	$157,146	72.2%	$9,611	6.1%
Commercial Ingredients	22,811	10.9	36,888	16.9	(14,077)	(38.2)
Contract Packaging	20,705	9.8	23,812	10.9	(3,107)	(13.0)

Total	$210,273	100.0%	$217,846	100.0%	$(7,573)	(3.5)%

(1)
Sales of branded products were approximately 25% and 28% of total consumer channel sales during the first quarter of fiscal 2021 and fiscal 2020, respectively.
Fisher
branded products were approximately 65% and 64% of branded sales during the first quarter of fiscal 2021 and fiscal 2020, respectively, with branded produce products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $9.6 million, or 6.1%, and sales volume increased 3.8% in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. The sales volume increase was driven by increased sales of private brand trail and snack mixes, mixed nuts, cashews and peanuts at existing customers, which was partially offset by a decline in peanut butter sales volume due to a temporary peanut supply shortage during the current quarter. Sales volume for
Fisher
snack nuts increased 12.6% due to increased promotional activity and distribution gains at new and existing customers for our
Oven Roasted Never Fried
product line. Sales volume for
Fisher
recipe nuts decreased 14.1% as a result of lost distribution at some customers, which was offset in part by increased sales with Internet retailers and increased sales with other existing customers in the grocery sector. Sales volume of
Orchard Valley Harvest
produce products decreased 16.1% due to some lost distribution at one customer and reduced foot traffic at a major customer in the non-food
sector as a result of
COVID-19.
Sales volume for
Southern Style Nuts
decreased 8.4% as a result of lower promotional activity at several customers, which was offset in part by distribution gains with new grocery customers and increased sales with Internet retailers.

Net sales in the commercial ingredients distribution channel decreased 38.2% in dollars and 27.7% in sales volume in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. The decline in sales volume was due to a 40.9% decrease in sales volume in our foodservice business which resulted from a decline in air travel and nationwide restrictions on occupancy rates in and closures of restaurants, both of which were attributable to
COVID-19.
Net sales in the contract packaging distribution channel decreased 13.0% in dollars and 12.2% in sales volume in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. The decline in sales volume was primarily attributable to the unfavorable impact of lower convenience store foot traffic on one customer’s business as a result of
COVID-19,
as well as the loss of peanut butter business with another customer due to the temporary peanut supply shortage cited above.
Gross Profit
Gross profit decreased $2.9 million, or 6.9%, to $39.3 million for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. Our gross profit margin, as a percentage of net sales, decreased to 18.7% for the first quarter of fiscal 2021 compared to 19.4% for the first quarter of fiscal 2020. The decreases in gross profit and gross profit margin were mainly attributable to the sales volume decrease discussed above.
Operating Expenses
Total operating expenses for the first quarter of fiscal 2021 decreased $2.7 million to $20.5 million. Operating expenses for the first quarter of fiscal 2021 decreased to 9.7% of net sales from 10.6% of net sales for the first quarter of fiscal 2020 due primarily to reductions in advertising, compensation and consulting expenses.
Selling expenses for the first quarter of fiscal 2021 were $12.1 million, a decrease of $2.0 million, or 14.4%, from the first quarter of fiscal 2020. The decrease was driven primarily by a $1.1 million decrease in advertising expense due to a reduction in radio advertising campaigns and sports sponsorships, a $0.7 million decrease in compensation related expenses and a $0.5 million decrease in freight expense due to a reduction in sales pounds shipped.
Administrative expenses for the first quarter of fiscal 2021 were $8.4 million, a decrease of $0.7 million, or 7.7%, from the first quarter of fiscal 2020. The decrease was driven primarily by a $0.3 million decrease in consulting fees and a $0.3 million decrease in compensation related expenses, primarily incentive compensation.
Income from Operations
Due to the factors discussed above, income from operations decreased to $18.9 million, or 9.0% of net sales, for the first quarter of fiscal 2021 from $19.1 million, or 8.8% of net sales, for the first quarter of fiscal 2020.
Interest Expense
Interest expense was $0.5 million for both the first quarter of fiscal 2021 and fiscal 2020.
Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.4 million for both the first quarter of fiscal 2021 and fiscal 2020.
Other Expense
Other expense consists of pension related expenses other than the service cost component and was $0.6 million for both the first quarter of fiscal 2021 and fiscal 2020.
Income Tax Expense
Income tax expense was $4.5 million, or 26.2% of income before income taxes for the first quarter of fiscal 2021 compared to $4.6 million, or 26.4% of income before income taxes, for the first quarter of fiscal 2020.
Net Income
Net income was $12.8 million, or $1.12 per common share basic and $1.11 per share diluted, for the first quarter of fiscal 2021, compared to $12.9 million, or $1.13 per common share basic and $1.12 per share diluted, for the first quarter of fiscal 2020.

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
The following table sets forth certain cash flow information for the first quarter of fiscal 2021 and 2020, respectively (dollars in thousands):

	September 24, 2020	September 26, 2019	$ Change
Operating activities	$20,577	$22,468	$(1,891)
Investing activities	(6,018)	(3,102)	(2,916)
Financing activities	(15,351)	(20,070)	4,719

Net decrease in cash	$(792)	$(704)	$(88)

Operating Activities
Net cash provided by operating activities was $20.6 million for the first quarter of fiscal 2021 compared to $22.5 million for the first quarter of fiscal 2020.
Net accounts receivable were $69.9 million at September 24, 2020, an increase of $12.9 million, or 22.7%, from the balance at June 25, 2020, and an increase of $9.4 million, or 15.6%, from the balance at September 26, 2019. The increase in net accounts receivable at September 24, 2020 compared to both June 25, 2020 and September 26, 2019 was primarily due to extended terms that were temporarily granted to customers whose businesses were negatively impacted by the
COVID-19
pandemic. An increase in net sales for the first quarter of fiscal 2021 compared to net sales for the fourth quarter of fiscal 2020 also contributed to the increase in net accounts receivable at September 24, 2020 compared to June 25, 2020.
Total inventories were $150.4 million at September 24, 2020, a decrease of $21.7 million, or 12.6%, from the inventory balance at June 25, 2020, and a decrease of $6.1 million, or 3.9%, from the inventory balance at September 26, 2019. The decrease in inventory at September 24, 2020 compared to June 25, 2020 was primarily due to lower quantities of tree nuts and peanuts on hand, which were partially offset by increased quantities of finished goods inventory. The decrease in inventories at September 24, 2020 compared to September 26, 2019 was primarily due to lower quantities of farmer stock peanuts and shelled pecans and walnuts on hand. Lower acquisition costs for almonds and cashews also contributed to the decline in total inventory value.
Raw nut and dried fruit input stocks, some of which are classified as work in process, decreased 10.6 million pounds, or 22.5%, at September 24, 2020 compared to September 26, 2019. The weighted average cost per pound of raw nut and dried fruit input stocks on hand at the end of the first quarter of fiscal 2021 increased 7.8% compared to the end of the first quarter of fiscal 2020 due to a shift in product mix from lower priced farmer stock peanuts to higher priced inshell pecans.
Investing Activities
Cash used in investing activities, primarily all for capital expenditures, was $6.0 million during the first quarter of fiscal 2021 compared to $3.1 million for the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2021 to be approximately $23.0 million. The projected increase in capital expenditures from our previous expenditure level is due to a strategic investment for a new product line. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities
Cash used in financing activities was $15.4 million during the first quarter of fiscal 2021 compared to $20.1 million for the same period last year. The dividends paid in fiscal 2021 to date were approximately $5.6 million less than the same period of fiscal 2020. Net short-term borrowings under our Credit Facility were $17.2 million during the first quarter of fiscal 2021 compared to net borrowings of $16.0 million for the first quarter of fiscal 2020.
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
At September 24, 2020, the weighted average interest rate for the Credit Facility was 1.7%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance
with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of September 24, 2020, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At September 24, 2020, we had $70.0 million of available credit under the Credit Facility. If this entire amount were borrowed at September 24, 2020, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility
The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum. Monthly principal payments on the Mortgage Facility in the amount of $0.3 million commenced on June 1, 2008.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance
with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of September 24, 2020, we were in compliance with all covenants under the Mortgage Facility and a total principal amount of $8.2 million was outstanding.
Selma Property
In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year
term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting, and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of September 24, 2020, $9.4 million of the debt obligation was outstanding.
Squirrel Brand Seller-Financed Note
In November 2017 we completed the Squirrel Brand acquisition. The acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11.5 million (“Promissory Note”). The principal owner and seller of the Squirrel Brand business was subsequently appointed as an executive officer of the Company and was considered a related party until the employment of this executive officer with the Company ceased during fiscal 2020. The Promissory Note is unsecured, bears interest at 5.5% per annum and is payable in equal monthly principal payments of $0.3 million, plus interest, which began in January 2018. Upon an event of default, as defined in the Promissory Note, the interest rate increases to 7.5% until such event of default is cured. We can pre-pay
the Promissory Note at any time during the three-year period without penalty. At September 24, 2020, the principal amount of $0.6 million of the Promissory Note was outstanding.

Critical Accounting Policies and Estimates
For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form
10-K
for the fiscal year ended June 25, 2020.
Recent Accounting Pronouncements
Refer to Note 14 – “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, contained in Part I, Item 1 of this form
10-Q,
for a discussion of recently issued and adopted accounting pronouncements.

FORWARD LOOKING STATEMENTS
Some of the statements in this report are forward-looking (including statements concerning our expectations regarding market risk and the impact of the purchasing decisions of major customers). These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for the Company’s products, such as a decline in sales (of branded products, private label products or otherwise) to one or more key customers, or to customers generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (vi) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures, including competition in the recipe nut category; (vii) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (viii) the ability of the Company to control expenses, such as transportation, compensation, medical and administrative expense; (ix) the potential negative impact of government regulations and laws and regulations pertaining to food safety, such as the Food Safety Modernization Act; (x) uncertainty in economic conditions, including the potential for economic downturn, particularly in light of the outbreak of
COVID-19;
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
10-K
for the fiscal year ended June 25, 2020.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule
13a-15(e))
as of September 24, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 24, 2020, the Company’s disclosure controls and procedures were effective.
In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule
13a-15(f))
during the quarter ended September 24, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form
10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form
10-Q,
you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form
10-K
for the fiscal year ended June 25, 2020. There were no significant changes to the risk factors identified on the Form
10-K
for the fiscal year ended June 25, 2020 during the first quarter of fiscal 2021.
See Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Form
10-Q,
and see Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form
10-K
for the fiscal year ended June 25, 2020.
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

Exhibit No	Description

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2020.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary