Form 10-Q
period 2020-12-24
SANFILIPPO JOHN B & SON INC
filed 2021-01-27
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2020
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
of the Exchange Act).    ☐  Yes    ☒  No
As of January 21, 2021, 8,868,587 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM
10-Q
FOR THE QUARTER ENDED DECEMBER 24, 2020

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24, 2020	December 26, 2019	December 24, 2020	December 26, 2019
Net sales	$233,575	$246,423	$443,848	$464,269
Cost of sales	180,780	196,443	351,721	372,041

Gross profit	52,795	49,980	92,127	92,228

Operating expenses:
Selling expenses	17,694	16,103	29,778	30,215
Administrative expenses	7,305	9,411	15,680	18,485

Total operating expenses	24,999	25,514	45,458	48,700

Income from operations	27,796	24,466	46,669	43,528

Other expense:
Interest expense including $165, $232, $332 and $479 to related parties	376	435	826	956
Rental and miscellaneous expense, net	365	274	797	678
Other expense	629	567	1,259	1,133

Total other expense, net	1,370	1,276	2,882	2,767

Income before income taxes	26,426	23,190	43,787	40,761
Income tax expense	6,541	5,729	11,090	10,374

Net income	$19,885	$17,461	$32,697	$30,387
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	414	344	830	687
Income tax expense related to pension adjustments	(103)	(86)	(207)	(172)

Other comprehensive income, net of tax	311	258	623	515

Comprehensive income	$20,196	$17,719	$33,320	$30,902

Net income per common share-basic	$1.73	$1.52	$2.85	$2.65

Net income per common share-diluted	$1.72	$1.52	$2.83	$2.64

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	December 24, 2020	June 25, 2020	December 26, 2019
ASSETS
CURRENT ASSETS:
Cash	$1,763	$1,535	$1,393
Accounts receivable, less allowance for doubtful accounts of $325, $391 and $425	60,495	56,953	52,653
Inventories	155,371	172,068	172,340
Prepaid expenses and other current assets	9,872	8,315	5,992

TOTAL CURRENT ASSETS	227,501	238,871	232,378

PROPERTY, PLANT AND EQUIPMENT:
Land	9,277	9,285	9,285
Buildings	110,611	110,294	109,671
Machinery and equipment	224,458	218,021	212,532
Furniture and leasehold improvements	5,199	5,179	5,160
Vehicles	642	682	682
Construction in progress	6,577	2,244	3,817

	356,764	345,705	341,147
Less: Accumulated depreciation	244,447	239,013	233,825

	112,317	106,692	107,322
Rental investment property, less accumulated depreciation of $12,422, $12,018 and $11,615	16,701	17,105	17,508

TOTAL PROPERTY, PLANT AND EQUIPMENT	129,018	123,797	124,830

Intangible assets, net	10,968	12,125	13,282
Cash surrender value of officers’ life insurance and other assets	9,017	11,875	9,124
Deferred income taxes	7,288	6,788	5,616
Goodwill	9,650	9,650	9,650
Operating lease right-of-use assets	4,119	4,351	4,823

TOTAL ASSETS	$397,561	$407,457	$399,703

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	December 24, 2020	June 25, 2020	December 26, 2019
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$9,169	$27,008	$13,495
Current maturities of long-term debt, including related party debt of $605, $585 and $565 and net of unamortized debt issuance costs of $20, $25 and $30	3,780	5,285	7,110
Accounts payable	52,140	36,323	70,979
Bank overdraft	1,510	2,041	1,349
Accrued payroll and related benefits	13,470	25,641	13,429
Other accrued expenses	10,907	10,729	11,027
Income taxes payable	7,012	5,141	347

TOTAL CURRENT LIABILITIES	97,988	112,168	117,736

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $8,639, $8,947 and $9,244 and net of unamortized debt issuance costs of $10, $19 and $30	12,817	14,730	16,597
Retirement plan	32,146	31,573	25,212
Long-term operating lease liabilities, net of current portion	2,704	2,990	3,456
Other	7,899	7,758	7,786

TOTAL LONG-TERM LIABILITIES	55,566	57,051	53,051

TOTAL LIABILITIES	153,554	169,219	170,787

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,983,588, 8,939,890 and 8,937,236 shares issued	90	89	89
Capital in excess of par value	125,032	123,899	122,984
Retained earnings	128,070	124,058	111,807
Accumulated other comprehensive loss	(8,007)	(8,630)	(4,786)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	244,007	238,238	228,916

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$397,561	$407,457	$399,703

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 25, 2020	2,597,426	$26	8,939,890	$89	$123,899	$124,058	$(8,630)	$(1,204)	$238,238
Net income						12,812			12,812
Cash dividends ($2.50 per share)						(28,685)			(28,685)
Pension liability amortization, net of income tax expense of $104							312		312
Equity award exercises			221	—	—				—
Stock-based compensation expense					622				622
Balance, September 24, 2020	2,597,426	$26	8,940,111	$89	$124,521	$108,185	$(8,318)	$(1,204)	$223,299
Net income						19,885			19,885
Pension liability amortization, net of income tax expense of $103							311		311
Equity award exercises, net of shares withheld for employee taxes			43,477	1	(487)				(486)
Stock-based compensation expense					998				998

Balance, December 24, 2020	2,597,426	$26	8,983,588	$90	$125,032	$128,070	$(8,007)	$(1,204)	$244,007

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 27, 2019	2,597,426	$26	8,909,406	$89	$122,257	$137,712	$(4,325)	$(1,204)	$254,555
Net income						12,926			12,926
Cash dividends ($3.00 per share)						(34,321)			(34,321)
Pension liability amortization, net of income tax expense of $86							257		257
Impact of adopting ASU 2018-02						976	(976)		—
Stock-based compensation expense					633				633
Balance, September 26, 2019	2,597,426	$26	8,909,406	$89	$122,890	$117,293	$(5,044)	$(1,204)	$234,050
Net income						17,461			17,461
Cash dividends ($2.00 per share)						(22,947)			(22,947)
Pension liability amortization, net of income tax expense of $86							258		258
Equity award exercises, net of shares withheld for employee taxes			27,830	—	(761)				(761)
Stock-based compensation expense					855				855

Balance, December 26, 2019	2,597,426	$26	8,937,236	$89	$122,984	$111,807	$(4,786)	$(1,204)	$228,916

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Twenty-six Weeks Ended
	December 24, 2020	December 26, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,697	$30,387
Depreciation and amortization	9,089	9,225
Gain on disposition of assets, net	(2,530)	(33)
Deferred income tax (benefit) expense	(500)	107
Stock-based compensation expense	1,620	1,488
Change in assets and liabilities:
Accounts receivable, net	(1,247)	8,316
Inventories	16,697	(15,316)
Prepaid expenses and other current assets	(1,557)	(345)
Accounts payable	16,244	28,486
Accrued expenses	(11,993)	(8,964)
Income taxes payable	1,871	(640)
Other long-term assets and liabilities	344	582
Other, net	1,200	992

Net cash provided by operating activities	61,935	54,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,121)	(6,465)
Proceeds from insurance recoveries	—	232
Other	387	85

Net cash used in investing activities	(10,734)	(6,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term (repayments) borrowings	(17,839)	13,495
Debt issue costs	—	(218)
Principal payments on long-term debt	(3,432)	(4,031)
(Decrease) increase in bank overdraft	(531)	448
Dividends paid	(28,685)	(57,268)
Taxes paid related to net share settlement of equity awards	(486)	(761)

Net cash used in financing activities	(50,973)	(48,335)

NET INCREASE (DECREASE) IN CASH	228	(198)
Cash, beginning of period	1,535	1,591

Cash, end of period	$1,763	$1,393

Supplemental disclosure of non-cash activities:
Right-of-use assets recognized at ASU No. 2016-02 transition	$—	$5,361
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

•	References herein to fiscal 2021 and fiscal 2020 are to the fiscal year ending June 24, 2021 and the fiscal year ended June 25, 2020, respectively.

•	References herein to the second quarter of fiscal 2021 and fiscal 2020 are to the quarters ended December 24, 2020 and December 26, 2019, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2021 and fiscal 2020 are to the twenty-six weeks ended December 24, 2020 and December 26, 2019, respectively.
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
The interim results of operations are not necessarily indicative of the results to be expected for a full year. The balance sheet data as of June 25, 2020 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, these unaudited financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2020 Annual Report on Form
10-K
for the fiscal year ended June 25, 2020.
Note 2 – Revenue Recognition
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
Contract Balances
Contract assets or liabilities result from transactions with revenue recorded over time. If the measure of remaining rights exceeds the measure of the remaining performance obligations the Company records a contract asset. Conversely, if the measure of the remaining performance obligations exceeds the measure of the remaining rights, the Company records a contract liability. There was no contract asset balance for any periods presented. The Company generally does not have material deferred revenue or contract liability balances arising from transactions with customers.
Disaggregation of Revenue
Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Twenty-six Weeks Ended
Distribution Channel	December 24, 2020	December 26, 2019	December 24, 2020	December 26, 2019
Consumer	$192,029	$188,086	$358,786	$345,232
Commercial Ingredients	20,536	34,247	43,347	71,135
Contract Packaging	21,010	24,090	41,715	47,902

Total	$233,575	$246,423	$443,848	$464,269

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
We determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use
assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use
assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. None of our leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 5.5 years.
It is our accounting policy to not apply lease recognition requirements to short term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We have also made the policy election to not separate lease and non-lease
components for all leases.
The following table provides supplemental information related to operating lease right-of-use
assets and liabilities:

	December 24, 2020	June 25, 2020	December 26, 2019	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$4,119	$4,351	$4,823	Operating lease right-of-use assets

Total lease right-of-use assets	$4,119	$4,351	$4,823

Liabilities
Current:
Operating leases	$1,429	$1,376	$1,354	Other accrued expenses
Noncurrent:
Operating leases	2,704	2,990	3,456	Long-term operating lease liabilities

Total lease liabilities	$4,133	$4,366	$4,810

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24, 2020	December 26, 2019	December 24, 2020	December 26, 2019
Operating lease costs (a)	$477	$460	$950	$834
Variable lease costs (b)	17	15	37	31

Total Lease Cost	$494	$475	$987	$865

(a)	Includes short-term leases which are immaterial.
(b)	Variable lease costs consist of sales tax.

Supplemental cash flow and other information related to leases was as follows:

	For the Twenty-six Weeks Ended
	December 24, 2020	December 26, 2019
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$810	$770
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$490	$163

	December 24, 2020	June 25, 2020	December 26, 2019
Weighted Average Remaining Lease Term (in years)	3.1	3.4	3.8
Weighted Average Discount Rate	4.3%	4.4%	4.5%
Maturities of operating lease liabilities as of December 24, 2020 are as follows:

Fiscal year ending
June 24, 2021 (excluding the twenty-six weeks ended December 24, 2020)	$801
June 30, 2022	1,489
June 29, 2023	1,236
June 27, 2024	593
June 26, 2025	231
June 25, 2026	59
Thereafter	—

Total lease payment	4,409
Less imputed interest	(276)

Present value of operating lease liabilities	$4,133

At December 24, 2020, the Company has one additional operating lease of approximately $83 that has not yet commenced and therefore is not reflected in the Consolidated Balance Sheet and tables above. The lease is scheduled to
commence in the third quarter of fiscal 2021 with an initial lease term of 5 years.
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
non-lease
components such as recurring utility and storage fees. Leases between related parties are immaterial.
Leasing revenue is as follows:

	For the Quarter ended		For the Twenty-six weeks ended
	December 24, 2020	December 26, 2019	December 24, 2020	December 26, 2019
Lease income related to lease payments	$452	$462	$903	$1,005

The future minimum, undiscounted fixed cash flows under
non-cancelable
tenant operating leases for each of the next five years and thereafter is presented below.

Fiscal year ending
June 24, 2021 (excluding the twenty-six weeks ended December 24, 2020)	$983
June 30, 2022	1,708
June 29, 2023	1,737
June 27, 2024	1,766
June 26, 2025	1,228
June 25, 2026	670
Thereafter	614

$8,706
Note 4 – Inventories
Inventories consist of the following:

	December 24, 2020	June 25, 2020	December 26, 2019
Raw material and supplies	$66,793	$69,276	$	$$	81,135
Work-in-process and finished goods	88,578	102,792		91,205

Total	$155,371	$172,068			$172,340

Note 5 – Goodwill and Intangible Assets
Identifiable intangible assets that are subject to amortization consist of the following:

	December 24, 2020	June 25, 2020	December 26, 2019
Customer relationships	$21,100	$21,100	$21,100
Brand names	16,990	16,990	16,990
Non-compete agreement	270	270	270

	38,360	38,360	38,360
Less accumulated amortization:
Customer relationships	(17,008)	(16,223)	(15,438)
Brand names	(10,217)	(9,873)	(9,527)
Non-compete agreement	(167)	(139)	(113)

	(27,392)	(26,235)	(25,078)

Net intangible assets	$10,968	$12,125	$13,282

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the
Squirrel Brand
and
Southern Style Nuts
brand names.
Total amortization expense related to intangible assets, which is a component of Administrative expense, was $579 and $1,157 for the quarter and twenty-six
weeks ended December 24, 2020, respectively. Amortization expense for the remainder of fiscal 2021 is expected to be approximately $1,008 and expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 30, 2022	$1,896
June 29, 2023	1,657
June 27, 2024	1,414
June 26, 2025	1,156
June 25, 2026	861

Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition (the “Acquisition”) completed in the second quarter of fiscal 2018. There was no change in the carrying amount of goodwill during the twenty-six
weeks ended December 24, 2020.
Note 6 – Credit Facility
Our Amended and Restated Credit Agreement dated March 5, 2020 provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than machinery and equipment, real property and fixtures.
At December 24, 2020, we had $105,146 of available credit under the Credit Facility which reflects borrowings of $9,169 and reduced availability as a result of $3,185 in outstanding letters of credit. As of December 24, 2020, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility (as defined below).
Note 7 – Earnings Per Common Share
The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24, 2020	December 26, 2019	December 24, 2020	December 26, 2019
Weighted average number of shares outstanding – basic	11,493,759	11,458,524	11,485,523	11,451,542
Effect of dilutive securities:
Restricted stock units	39,767	66,863	56,534	80,640

Weighted average number of shares outstanding – diluted	11,533,526	11,525,387	11,542,057	11,532,182

There were no anti-dilutive awards excluded from the computation of diluted earnings per share for any periods presented.
Note 8 – Stock-Based Compensation Plans
During the second quarter of fiscal 2021, there were 54,966 restricted stock units (“RSUs”) awarded to employees and non-employee
members of the Board of Directors. The vesting period is generally three years for awards to employees and one year for awards to non-employee
directors.
There were no stock option grants or other option activity during the first half of fiscal 2021.
The following is a summary of RSU activity for the first half of fiscal 2021:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 25, 2020	166,879	$51.62
Activity:
Granted	54,966	68.97
Vested (a)	(50,602)	47.76
Forfeited	(1,064)	68.66

Outstanding at December 24, 2020	170,179	$58.27

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy statutory tax withholding requirements.
At December 24, 2020, there were 52,351 RSUs outstanding that were vested but deferred.

The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24, 2020	December 26, 2019	December 24, 2020	December 26, 2019
Stock-based compensation expense	$998	$855	$1,620	$1,488
As of December 24, 2020, there was $5,406 of total unrecognized compensation expense related to non-vested
RSUs granted under our stock-based compensation plans. We expect to recognize that cost over a weighted average period of 1.8 years.
Note 9 – Retirement Plan
The Supplemental Employee Retirement Plan is an unfunded,
non-qualified
deferred compensation plan that will provide eligible participants with monthly benefits upon retirement, disability or death, subject to certain conditions. The monthly benefit is based upon each participant’s earnings and his or her number of years of service.

The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Twenty-six Weeks Ended
	December 24, 2020	December 26, 2019	December 24, 2020	December 26, 2019
Service cost	$236	$178	$472	$356
Interest cost	215	223	429	446
Amortization of prior service cost	119	240	239	479
Amortization of loss	295	104	591	208

Net periodic benefit cost	$865	$745	$1,731	$1,489

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.

Note 10 – Accumulated Other Comprehensive Loss
The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the twenty-six
weeks ended December 24, 2020 and December 26, 2019.
These changes are all related to our defined benefit pension plan.

	For the Twenty-Six Weeks Ended
Changes to AOCL (a)	December 24, 2020	December 26, 2019
Balance at beginning of period	$(8,630)	$(4,325)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	830	687
Tax effect	(207)	(172)

Net current-period other comprehensive income	623	515
Impact of adopting ASU 2018-02	—	(976)

Balance at end of period	$(8,007)	$(4,786)

(a)
Amounts in parenthesis indicate debits/expense.
The reclassifications out of AOCL for the quarter and
twenty-six
weeks ended December 24, 2020 and December 26, 2019 were as follows:

	For the Quarter Ended		For the Twenty-six Weeks Ended		Affected line item in the Consolidated Statements of Comprehensive Income
Reclassifications from AOCL to earnings (b)	December 24, 2020	December 26, 2019	December 24, 2020	December 26, 2019
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(119)	$(240)	$(239)	$(479)	Other expense
Unrecognized net loss	(295)	(104)	(591)	(208)	Other expense

Total before tax	(414)	(344)	(830)	(687)
Tax effect	103	86	207	172	Income tax expense

Amortization of defined pension items, net of tax	$(311)	$(258)	$(623)	$(515)

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
The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	December 24, 2020	June 25, 2020	December 26, 2019
Carrying value of long-term debt:	$16,627	$20,059	$23,767
Fair value of long-term debt:	17,180	20,186	24,164
The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.
Note 13 – Related Party Transaction
In connection with the acquisition of the Squirrel Brand business in the second quarter of fiscal 2018, we incurred $11,500 of unsecured debt pursuant to a promissory note (the “Promissory Note”) to the principal owner and seller of the Squirrel Brand business, who was subsequently appointed as an executive officer of the Company and was considered a related party. Late in the second quarter of fiscal 2020, the employment of this executive officer with the Company ceased. He is no longer considered a related party, and therefore the outstanding balance on the Promissory Note is not reflected as related party debt on our Consolidated Balance Sheet for any periods presented. There was no related party interest paid to this former executive officer during the twenty-six
weeks ended December 24, 2020, and interest paid while the former executive officer was a related party was $57 and $127 for the quarter and twenty-six
weeks ended December 26, 2019, respectively.
Note 14 – Garysburg, North Carolina Facility
On October 7, 2019 we experienced a fire at our peanut processing facility located in Garysburg, North Carolina. The fire occurred in our roasting room where all of the roasting equipment was destroyed. The fire also damaged some equipment in our packaging room and a portion of the roof. During fiscal 2020, the building and roof were repaired and brought back to their original condition.
After evaluating our options with regard to our peanut production operations, the Company currently plans to cease all operations permanently at the Garysburg facility. We completed shelling of the 2019 peanut crop during the second quarter of this fiscal year and the facility will continue to be used to store and ship inshell peanuts through the remainder of fiscal 2021. We also expect to spend the remainder of the 2021 fiscal year cleaning and preparing the facility for sale or other utilization in our operations. Employee separation and related closure costs were immaterial for all periods presented.
We have adequate property damage and business interruption insurance in respect to this event, subject to applicable deductibles. Insurance claims have been filed under our property damage and business interruption policies. Insurance proceeds totaling
$2,934
were received from the insurance carrier in fiscal 2020, and a receivable of
$2,523
for the estimated final payment was recorded in the current second quarter. Insurance proceeds received for damage to capital equipment are recorded as investing activities on the Consolidated Statements of Cash Flows when received.
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
Note 16 – Subsequent Event
On January 27, 2021
, our Board of Directors declared a special cash dividend of $2.50 per share on all issued and outstanding shares of Common Stock and Class A Stock of the Company (the “January 2021 Dividends”). The January 2021 Dividends will be paid on March 16, 2021 to stockholders of record as of the close of business on February 26, 2021.

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

•	References herein to fiscal 2021 and fiscal 2020 are to the fiscal year ending June 24, 2021 and the fiscal year ended June 25, 2020, respectively.

•	References herein to the second quarter of fiscal 2021 and fiscal 2020 are to the quarters ended December 24, 2020 and December 26, 2019, respectively.

•	References herein to the first half or first twenty-six weeks of fiscal 2021 and fiscal 2020 are to the twenty-six weeks ended December 24, 2020 and December 26, 2019, respectively.
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
 Orchard Valley Harvest, Squirrel Brand
and
Southern Style Nuts
 into leading brands and providing integrated nut solutions to grow non-branded
business across key customers. We plan to execute on our Strategic Plan to grow our branded business by reaching new consumers via product and pack innovation, expanding distribution across current and alternative channels and focusing on new ways to buy, with an emphasis on increasing our sales via
e-commerce
platforms and retailers. In addition, we intend to invest in our people and facilities in order to research, develop, market and sell new product offerings for our branded business and private brand partners in fiscal 2021.
We face a number of challenges in the future which include, among others, decreasing commodity acquisition costs, as well as intensified competition on pricing and for market share from both private brand and name brand nut products. Our
Fisher
recipe nut sales have been negatively impacted due to this increased competition for market share. We also face changing industry trends as consumer preferences shift to shopping in smaller store formats like grocery and online. As restaurant closures and other out-of-home
dining limitations continue due to the impact of
COVID-19,
consumers are also doing more snacking and cooking and baking at home. While these developments have had a positive impact on certain aspects of our consumer business, they have had a negative impact on our foodservice business.
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

COVID-19
Impacts
We will continue to face challenges in our fiscal 2021 as result of the
COVID-19
pandemic and the uncertainty of future local, state and federal restrictions aimed to mitigate and control the pandemic. As many of these restrictions were loosened near the conclusion of our fiscal 2020, we saw a gradual (albeit limited) increase in demand from our foodservice, restaurant, convenience store and non-essential
retail customers. However, as conditions surrounding the pandemic deteriorated during the fall and winter of calendar 2020 and into calendar 2021, consumers were and continue to be limited in their ability to purchase meals outside their homes, and therefore, demand continued to be suppressed from our foodservice, restaurant, convenience store and non-essential
retail customers. Although demand has been suppressed from our foodservice customers, the chart below indicates that the rate of decline is recovering from its low point in our fourth quarter of fiscal 2020, and we believe that as the
COVID-19
vaccine becomes more widely distributed and accepted by the public, and restrictions are again loosened, sales volume with our foodservice, restaurant, convenience store and non-essential
retail customers will continue to improve and we expect to eventually return to pre-pandemic
levels.

Also, in the first half of fiscal 2021, we have seen signs of a shortage in capacity in the transportation industry, which our transportation service providers believe is due to driver concerns related to the impacts of
COVID-19.
Compounding this driver shortage is an increase in demand driven by additional spending on consumer goods. This tightening in transportation capacity is expected to continue through the third quarter of fiscal 2021, has led to increased transportation costs and may lead to potential disruptions in service to our customers and from our suppliers.
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

QUARTERLY HIGHLIGHTS
Our net sales of $233.6 million for the second quarter of fiscal 2021 decreased 5.2% from our net sales of $246.4 million for the second quarter of fiscal 2020. Net sales for the first twenty-six
weeks of fiscal 2021 decreased by $20.4 million, or 4.4%, to $443.8 million compared to the first twenty-six
weeks of fiscal 2020.
Sales volume, measured as pounds sold to customers, increased 1.8% for the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. Sales volume for the first twenty-six
weeks of fiscal 2021 decreased 0.7% compared to the first
twenty-six
weeks of fiscal 2020.
Gross profit increased by $2.8 million, and our gross profit margin, as a percentage of net sales, increased to 22.6% for the second quarter of fiscal 2021 compared to 20.3% for the second quarter of fiscal 2020. Gross profit dollars remained relatively unchanged and our gross profit margin increased to 20.8% from 19.9% for the first twenty-six
weeks of fiscal 2021 compared to the first
twenty-six
weeks of fiscal 2020.
Total operating expenses for the second quarter of fiscal 2021 decreased by $0.5 million, or 2.0%, compared to the second quarter of fiscal 2020. As a percentage of net sales, total operating expenses in the second quarter of fiscal 2021 increased to 10.7% from 10.4% for the second quarter of fiscal 2020. For the first half of fiscal 2021, total operating expenses decreased by $3.2 million, to 10.2% of net sales compared to 10.5% for the first half of fiscal 2020.
The total value of inventories on hand at the end of the second quarter of fiscal 2021 decreased by $17.0 million, or 9.8%, in comparison to the total value of inventories on hand at the end of the second quarter of fiscal 2020.
We have seen acquisition costs for all major tree nuts decrease in the 2020 crop year (which falls into our current 2021 fiscal year). We completed procurement of inshell walnuts during the first half of fiscal 2021. During the third quarter, we will determine the final prices to be paid to the walnut growers based upon current market prices and other factors such as crop size and export demand. We have estimated the liability to our walnut growers and our walnut inventory costs using currently available information. Any difference between our estimated liability and the actual final liability will be determined during the third quarter of fiscal 2021 and will be recognized in our financial results at that time.

RESULTS OF OPERATIONS
Net Sales
Our net sales decreased 5.2% to $233.6 million in the second quarter of fiscal 2021 compared to net sales of $246.4 million for the second quarter of fiscal 2020. The decrease in net sales was primarily attributable to lower selling prices for tree nuts, which were due to lower commodity acquisition costs. The decline in net sales from lower selling prices was partially offset by a 1.8% increase in sales volume, which is defined as pounds sold to customers.
For the first
twenty-six
weeks of fiscal 2021 our net sales were $443.8 million, a decrease of $20.4 million, or 4.4%, compared to the same period of fiscal 2020. The decrease in net sales was primarily attributable to lower selling prices resulting primarily for the same reasons cited in the quarterly comparison. A 0.7% decrease in sales volume also contributed to the overall decline in net sales.
The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Twenty-six Weeks Ended
Product Type	December 24, 2020	December 26, 2019	December 24, 2020	December 26, 2019
Peanuts	18.8%	15.8%	19.1%	16.8%
Pecans	15.0	16.2	12.0	13.0
Cashews & Mixed Nuts	23.1	22.7	23.4	22.7
Walnuts	7.2	8.7	6.9	7.9
Almonds	9.2	13.2	10.8	14.8
Trail & Snack Mixes	22.2	18.3	22.5	19.3
Other	4.5	5.1	5.3	5.5

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	December 24, 2020	Percentage of Total	December 26, 2019	Percentage of Total	$ Change	Percent Change
Consumer (1)	$192,029	82.2%	$188,086	76.3%	$3,943	2.1%
Commercial Ingredients	20,536	8.8	34,247	13.9	(13,711)	(40.0)
Contract Packaging	21,010	9.0	24,090	9.8	(3,080)	(12.8)

Total	$233,575	100.0%	$246,423	100.0%	$(12,848)	(5.2)%

(1)
Sales of branded products were approximately 30% and 33% of total consumer sales during each of the second quarter of fiscal 2021 and fiscal 2020, respectively.
Fisher
branded products were approximately 74% and 76% of branded sales during the second quarter of fiscal 2021 and fiscal 2020, respectively, with branded produce products accounting for the majority of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Twenty-six Weeks Ended
Distribution Channel	December 24, 2020	Percentage of Total	December 26, 2019	Percentage of Total	$ Change	Percent Change
Consumer (1)	$358,786	80.8%	$345,232	74.4%	$13,554	3.9%
Commercial Ingredients	43,347	9.8	71,135	15.3	(27,788)	(39.1)
Contract Packaging	41,715	9.4	47,902	10.3	(6,187)	(12.9)

Total	$443,848	100.0%	$464,269	100.0%	$(20,421)	(4.4)%

(1)
Sales of branded products were approximately 27% and 31% of total consumer sales during the first twenty-six
weeks of fiscal 2021 and fiscal 2020, respectively.
Fisher
branded products were approximately 70% and 71% of branded sales during the first twenty-six
weeks of fiscal 2021 and fiscal 2020, respectively, with branded produce products accounting for majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased $3.9 million, or 2.1%, and sales volume increased 9.9% in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. The sales volume increase was driven by increased sales of private brand peanuts, trail mixes and snack mixes, as consumer preferences have shifted to lower priced products due to current economic conditions. Sales volume for
Fisher
snack nuts increased 30.2%, primarily as a result of increased promotional activity. Sales volume of
Fisher
recipe nuts decreased 18.4% as a result of lost distribution at some customers, which was offset in part by increased sales with an Internet retailer. Sales volume of
Orchard Valley Harvest
products decreased 13.0% due to reduced foot traffic at a major customer in the non-food
sector as a result of
COVID-19,
reduced promotional activity and lost distribution at some customers. Sales volume of
Southern Style Nuts
decreased 4.2% due to a reduction in merchandising and promotional activity, which was offset in part by distribution gains with new customers.
In the first
twenty-six
weeks of fiscal 2021, net sales in the consumer distribution channel increased $13.6 million, or 3.9%, and sales volume increased 7.0% compared to the same period of fiscal 2020. The sales volume increase occurred for the same reason cited in the quarterly comparison.
Net sales in the commercial ingredients distribution channel decreased by 40.0% in dollars and 23.6% in sales volume in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. The decline in sales volume was due to a 29.4% decrease in sales volume in our foodservice business. The sales volume decline in our foodservice business resulted from a decline in air travel and nationwide restrictions on indoor restaurant dining and closures of restaurants, all of which were attributable to
COVID-19.
In the first
twenty-six
weeks of fiscal 2021, net sales in the commercial ingredients distribution channel decreased by 39.1% in dollars and 25.6% in sales volume compared to the same period of fiscal 2020. The decline in sales volume was due to a 35.5% decrease in sales volume in our foodservice business, which occurred for the same reasons cited in the quarterly comparison.
Net sales in the contract packaging distribution channel decreased by 12.8% in dollars and 14.1% in sales volume in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. The decline in sales volume was primarily attributable to the unfavorable impact of lower convenience store foot traffic on one customer’s business as a result of
COVID-19.
In the first
twenty-six
weeks of fiscal 2021, net sales in the contract packaging distribution channel decreased by 12.9% in dollars and 13.2% in sales volume compared to the first twenty-six
weeks of fiscal 2020. The decline in sales volume occurred for the same reason cited in the quarterly comparison, as well as the loss of peanut butter business with another customer due to a temporary peanut supply shortage that existed in the first quarter of fiscal 2021.
Gross Profit
Gross profit increased by $2.8 million, or 5.6%, to $52.8 million for the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. Our gross profit margin, as a percentage of net sales, increased to 22.6% for the second quarter of fiscal 2021 compared to 20.3% for the second quarter of fiscal 2020. The increases in gross profit and gross profit margin were mainly attributable to lower commodity acquisition costs for tree nuts and the sales volume increase discussed above.

Gross profit was $92.1 million for the first
twenty-six
weeks of fiscal 2021 compared to $92.2 million for the first twenty-six
weeks of fiscal 2020. Our gross profit margin increased to 20.8% for the first twenty-six
weeks of fiscal 2021 compared to 19.9% for the first
twenty-six
weeks of fiscal 2020. The increase in gross profit margin in the year to date comparison was primarily attributable to lower commodity acquisition costs for tree nuts.
Operating Expenses
Total operating expenses for the second quarter of fiscal 2021 decreased by $0.5 million, or 2.0%, to $25.0 million. Operating expenses increased to 10.7% of net sales for the second quarter of fiscal 2021 compared to 10.4% of net sales for the second quarter of fiscal 2020.
Selling expenses for the second quarter of fiscal 2021 were $17.7 million, an increase of $1.6 million, or 9.9%, from the second quarter of fiscal 2020. The increase was driven primarily by a $1.0 million increase in advertising expense primarily related to online advertising for our branded products and a $0.7 million increase in freight expense due to higher rates and an increase in sales pounds shipped.
Administrative expenses for the second quarter of fiscal 2021 were $7.3 million compared to $9.4 million for the second quarter of fiscal 2020. The decrease was primarily due to a $2.3 million gain on the estimated final insurance settlement related to the fire that occurred in our Garysburg, North Carolina facility in the second quarter of fiscal 2020.
Total operating expenses for the first
twenty-six
weeks of fiscal 2021 decreased by $3.2 million, or 6.7%, to $45.5 million. Operating expenses decreased to 10.2% of net sales for the first half of fiscal 2021 compared to 10.5% of net sales for the first half of fiscal 2020.
Selling expenses for the first
twenty-six
weeks of fiscal 2021 were $29.8 million, a decrease of $0.4 million, or 1.4%, from the amount recorded for the first twenty-six
weeks of fiscal 2020. The decrease was driven primarily by a $0.5 million decrease in payroll related and incentive compensation expense and a $0.3 million decrease in travel expense due to
COVID-19
travel restrictions. These decreases were partially offset by a $0.3 million increase in freight expense for the same reasons discussed in the quarterly comparison.
Administrative expenses for the first
twenty-six
weeks of fiscal 2021 were $15.7 million, a decrease of $2.8 million, or 15.2%, compared to the same period of fiscal 2020. The decrease was primarily due to $2.5 million gain on asset disposals, mainly resulting from the insurance settlement discussed above, combined with a $0.3 million decrease in consulting expense.
Income from Operations
Due to the factors discussed above, income from operations was $27.8 million, or 11.9% of net sales, for the second quarter of fiscal 2021 compared to $24.5 million, or 9.9% of net sales, for the second quarter of fiscal 2020.
Due to the factors discussed above, income from operations was $46.7 million, or 10.5% of net sales, for the first twenty-six
weeks of fiscal 2021 compared to $43.5 million, or 9.4% of net sales, for the first twenty-six
weeks of fiscal 2020.
Interest Expense
Interest expense was $0.4 million for both the second quarter of fiscal 2021 and fiscal 2020. Interest expense for the first two quarters of fiscal 2021 was $0.8 million compared to $1.0 million for the first two quarters of fiscal 2020. The decrease in interest expense in the year to date comparison resulted from lower weighted average interest rates from the reduction of long-term debt and was largely offset by higher average short-term debt levels.

Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.4 million for the second quarter of fiscal 2021 compared to $0.3 million for the second quarter of fiscal 2020. Net rental and miscellaneous expense was $0.8 million for the first twenty-six
weeks of fiscal 2021 compared to $0.7 million for the first
twenty-six
weeks of fiscal 2020.
Other Expense
Other expense consists of pension related expenses other than the service cost component and was $0.6 million for both the second quarter of fiscal 2021 and fiscal 2020. Other expense was $1.3 million for the first twenty-six
weeks of fiscal 2021 compared to $1.1 million for the first
twenty-six
weeks of fiscal 2020.
Income Tax Expense
Income tax expense was $6.5 million, or 24.8% of income before income taxes (the “Effective Tax Rate”), for the second quarter of fiscal 2021 compared to $5.7 million, or 24.7% of income before income taxes, for the second quarter of fiscal 2020. For the first twenty-six
weeks of fiscal 2020, income tax expense was $11.1 million, or 25.3% of income before income taxes, compared to $10.4 million, or 25.5% of income before income taxes, for the comparable period last year.
Net Income
Net income was $19.9 million, or $1.73 per common share basic and $1.72 per common share diluted, for the second quarter of fiscal 2021, compared to $17.5 million, or $1.52 per common share basic and diluted for the second quarter of fiscal 2020.
Net income was $32.7 million, or $2.85 per common share basic and $2.83 per common share diluted, for the first twenty-six
weeks of fiscal 2021, compared to net income of $30.4 million, or $2.65 per common share basic and $2.64 per common share diluted, for the first twenty-six
weeks of fiscal 2020.
LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan through growing our branded and private label nut programs and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our branded products, consummate strategic business acquisitions such as the fiscal 2018 acquisition of the Squirrel Brand business, reinvest in the Company through capital expenditures, develop new products, pay cash dividends and explore other growth strategies outlined in our Strategic Plan.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
The following table sets forth certain cash flow information for the first half of fiscal 2021 and 2020, respectively (dollars in thousands):

	December 24, 2020	December 26, 2019	$ Change
Operating activities	$61,935	$54,285	$7,650
Investing activities	(10,734)	(6,148)	(4,586)
Financing activities	(50,973)	(48,335)	(2,638)

Net increase in cash	$228	$(198)	$426

Operating Activities
Net cash provided by operating activities was $61.9 million for the first twenty-six
weeks of fiscal 2021 compared to $54.3 million for the comparative period of fiscal 2020. The increase in operating cash flow was primarily due to a decreased use of working capital for inventory compared to the first twenty-six
weeks of fiscal 2020.
Total inventories were $155.4 million at December 24, 2020, a decrease of $16.7 million, or 9.7%, from the inventory balance at June 25, 2020, and a decrease of $17.0 million, or 9.8%, from the inventory balance at December 26, 2019. The decrease in inventory at December 24, 2020 compared to June 25, 2020 was primarily due to lower commodity acquisition costs for all major tree nuts and lower quantities of peanuts and pecans on hand, which was partially offset by greater quantities of walnuts on hand. The decrease in inventories at December 24, 2020 compared to December 26, 2019 was primarily due lower commodity acquisition costs for all major tree nuts and lower quantities of peanuts on hand.
Raw nut and dried fruit input stocks, some of which are classified as work in process, decreased by 14.2 million pounds, or 19.4%, at December 24, 2020 compared to December 26, 2019 due to lower quantities of peanuts on hand. The weighted average cost per pound of raw nut input stocks on hand at the end of the second quarter of fiscal 2021 decreased 4.6% compared to the end of the second quarter of fiscal 2020 primarily due to lower commodity acquisition costs for all major tree nuts, which was partially offset by a shift in product mix from lower priced peanuts to higher priced walnuts and pecans.
Investing Activities
Cash used in investing activities was $10.7 million during the first twenty-six
weeks of fiscal 2021 compared to $6.1 million for the same period last year. We expect total capital expenditures for new equipment, facility upgrades, and food safety enhancements for fiscal 2021 to be approximately $23.0 million. The projected increase in capital expenditures from our previous expenditure level is due to a strategic investment for a new product line. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.
Financing Activities
Cash used in financing activities was $51.0 million during the first twenty-six
weeks of fiscal 2021 compared to $48.3 million for the same period last year. Dividends paid in the first half of fiscal 2021 were approximately $28.6 million lower than dividends paid in the same period last year. Net repayments under our Credit Facility were $17.8 million during the first half of fiscal 2021 compared to net short-term borrowings of $13.5 million for the first half of fiscal 2020.
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

Credit Facility
At our election, borrowings under the Credit Facility currently accrue interest at either (i) a rate determined pursuant to the administrative agent’s prime rate plus an applicable margin determined by reference to the amount of loans which may be advanced under the borrowing base calculation, ranging from 0.25% to 0.75% (“Base Rate”) or (ii) a rate based upon the London interbank offered rate (“LIBOR”) plus an applicable margin based upon the borrowing base calculation, ranging from 1.25% to 1.75%.
At December 24, 2020, the interest rate for the Credit Facility was at the Base Rate of 3.5%. There were no borrowings under LIBOR contracts due to the low debt against the Credit Facility and projected positive cash flow for January. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance
with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of December 24, 2020, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At December 24, 2020, we had $105.1 million of available credit under the Credit Facility. If this entire amount were borrowed at December 24, 2020, we would still be in compliance with all restrictive covenants under the Credit Facility.
Mortgage Facility
The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum. Monthly principal payments on the Mortgage Facility in the amount of $0.3 million commenced on June 1, 2008.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance
with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of December 24, 2020, we were in compliance with all covenants under the Mortgage Facility and a total principal amount of $7.4 million was outstanding.
Selma Property
In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year
term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of December 24, 2020, $9.2 million of the debt obligation was outstanding.
Squirrel Brand Seller-Financed Note
In November 2017 we completed the Squirrel Brand acquisition. The acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11.5 million (“Promissory Note”). As of December 24, 2020, the Promissory Note was repaid in full.

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

FORWARD LOOKING STATEMENTS
Some of the statements in this report are forward-looking. These forward-looking statements may be generally identified by the use of forward-looking words and phrases such as “will”, “intends”, “may”, “believes”, “anticipates”, “should” and “expects” and are based on the Company’s current expectations or beliefs concerning future events and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially. The Company undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where expressly required to do so by law. Among the factors that could cause results to differ materially from current expectations are: (i) the risks associated with our vertically integrated model with respect to pecans, peanuts and walnuts; (ii) sales activity for the Company’s products, such as a decline in sales to one or more key customers (of branded products, private label products or otherwise), or to customers generally, in some or all channels, a change in product mix to lower price products, a decline in sales of private brand products or changing consumer preferences, including a shift from higher margin products to lower margin products; (iii) changes in the availability and costs of raw materials and the impact of fixed price commitments with customers; (iv) the ability to pass on price increases to customers if commodity costs rise and the potential for a negative impact on demand for, and sales of, our products from price increases; (v) the ability to measure and estimate bulk inventory, fluctuations in the value and quantity of the Company’s nut inventories due to fluctuations in the market prices of nuts and bulk inventory estimation adjustments, respectively; (vi) the Company’s ability to appropriately respond to, or lessen the negative impact of, competitive and pricing pressures, including competition in the recipe nut category; (vii) losses associated with product recalls, product contamination, food labeling or other food safety issues, or the potential for lost sales or product liability if customers lose confidence in the safety of the Company’s products or in nuts or nut products in general, or are harmed as a result of using the Company’s products; (viii) the ability of the Company to control expenses, such as transportation, compensation, medical and administrative expenses; (ix) the potential negative impact of government regulations and laws and regulations pertaining to food safety, such as the Food Safety Modernization Act; (x) uncertainty in economic conditions, including the potential for economic downturn, particularly in light of the outbreak of
COVID-19;
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
as of December 24, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 24, 2020, the Company’s disclosure controls and procedures were effective.
In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule
13a-15(f))
during the quarter ended December 24, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form
10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form
10-Q,
you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form
10-K
for the fiscal year ended June 25, 2020. There were no significant changes to the risk factors identified on the Form
10-K
for the fiscal year ended June 25, 2020 during the second quarter of fiscal 2021.
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

*10.3	Restated Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K for the fiscal year ended June 28, 2007)

*10.4	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.01 to the Form 8-K filed on May 5, 2009)

*10.5	2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 filed on October 28, 2014)

*10.6	Amendment No. 1 to the 2014 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K for the year ended June 30, 2016)

*10.7	Form of Non-Employee Director Restricted Stock Unit Award Agreement (non-deferral) under 2014 Omnibus Plan (fiscal 2018, 2019, 2020 and 2021 awards cycle) (incorporated by reference from Exhibit 10.38 to the Form 10-Q for the quarter ended December 24, 2015)

Exhibit No	Description

*10.8
Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2020 and 2021 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.9
Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2018, 2019 and 2020 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December 28, 2017)

*10.10	Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2021 awards cycle)

*10.11	Amended and Restated Sanfilippo Value Added Plan, dated August 20, 2015 (incorporated by reference from Exhibit 10.11 to the Form 10-K for the year ended June 25, 2015)

10.12	Amended and restated Credit Agreement dated as of March 5, 2020, by and among John B. Sanfilippo & Son, Inc., Wells Fargo Capital Finance, LLC (f/k/a WFF), as a lender and the administrative agent, and Southwest Georgia Farm Credit, ACA, as a lender. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 11, 2020)

*10.13	Employment agreement, dated as of November 30, 2017, by and between the Company and J. Brent Meyer (incorporated by reference from Exhibit 10.36 to the Form 10-Q for the quarter ended December 28, 2017)

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 27, 2021.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary