Form 10-Q
period 2021-03-25
SANFILIPPO JOHN B & SON INC
filed 2021-04-28
CIK 880117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2021
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
(847)
289-1800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock , $.01 par value per share	JBSS	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
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
of the Exchange Act).     ☐  Yes    ☒  No
As of April 22, 2021, 8,870,912 shares of the Registrant’s Common Stock, $0.01 par value per share and 2,597,426 shares of the Registrant’s Class A Common Stock, $0.01 par value per share, were outstanding.

JOHN B. SANFILIPPO & SON, INC.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 25, 2021

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 25, 2021	March 26, 2020	March 25, 2021	March 26, 2020
Net sales	$207,892	$211,624	$651,740	$675,893
Cost of sales	161,846	168,819	513,567	540,860

Gross profit	46,046	42,805	138,173	135,033

Operating expenses:
Selling expenses	15,090	13,880	44,868	44,095
Administrative expenses	9,859	9,528	25,539	28,013

Total operating expenses	24,949	23,408	70,407	72,108

Income from operations	21,097	19,397	67,766	62,925

Other expense:
Interest expense including $162, $172, $494 and $651 to related parties	309	579	1,135	1,535
Rental and miscellaneous expense, net	379	308	1,176	986
Other expense	630	566	1,889	1,699

Total other expense, net	1,318	1,453	4,200	4,220

Income before income taxes	19,779	17,944	63,566	58,705
Income tax expense	5,078	4,478	16,168	14,852

Net income	$14,701	$13,466	$47,398	$43,853
Other comprehensive income:
Amortization of prior service cost and actuarial loss included in net periodic pension cost	416	343	1,246	1,030
Income tax expense related to pension adjustments	(104)	(86)	(311)	(258)

Other comprehensive income, net of tax	312	257	935	772

Comprehensive income	$15,013	$13,723	$48,333	$44,625

Net income per common share-basic	$1.28	$1.17	$4.12	$3.83

Net income per common share-diluted	$1.27	$1.17	$4.10	$3.80

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	March 25, 2021	June 25, 2020	March 26, 2020
ASSETS
CURRENT ASSETS:
Cash	$1,043	$1,535	$993
Accounts receivable, less allowance for doubtful accounts of $291, $391 and $387	64,502	56,953	68,042
Inventories	151,757	172,068	188,514
Prepaid expenses and other current assets	6,481	8,315	5,249

TOTAL CURRENT ASSETS	223,783	238,871	262,798
PROPERTY, PLANT AND EQUIPMENT:
Land	9,277	9,285	9,285
Buildings	110,739	110,294	110,278
Machinery and equipment	225,583	218,021	215,310
Furniture and leasehold improvements	5,322	5,179	5,170
Vehicles	604	682	682
Construction in progress	9,662	2,244	4,104
	361,187	345,705	344,829
Less: Accumulated depreciation	247,812	239,013	237,171
	113,375	106,692	107,658
Rental investment property, less accumulated depreciation of $12,623, $12,018 and $11,816	16,500	17,105	17,306

TOTAL PROPERTY, PLANT AND EQUIPMENT	129,875	123,797	124,964

Intangible assets, net	10,464	12,125	12,704
Cash surrender value of officers’ life insurance and other assets	9,647	11,875	9,967
Deferred income taxes	5,051	6,788	5,973
Goodwill	9,650	9,650	9,650
Operating lease right-of-use assets	3,758	4,351	4,638

TOTAL ASSETS	$392,228	$407,457	$430,694

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	March 25, 2021	June 25, 2020	March 26, 2020
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility borrowings	$26,005	$27,008	$38,175
Current maturities of long-term debt, including related party debt of $616, $585 and $574 and net of unamortized debt issuance costs of $17, $25 and $27	3,828	5,285	6,197
Accounts payable	43,684	36,323	54,856
Bank overdraft	1,509	2,041	2,091
Accrued payroll and related benefits	19,224	25,641	21,116
Other accrued expenses	12,422	15,870	12,774
TOTAL CURRENT LIABILITIES	106,672	112,168	135,209

LONG-TERM LIABILITIES:
Long-term debt, less current maturities, including related party debt of $8,481, $8,947 and $9,097 and net of unamortized debt issuance costs of $7, $19 and $24	11,842	14,730	15,670
Retirement plan	32,433	31,573	25,449
Long-term operating lease liabilities, net of current portion	2,359	2,990	3,259
Other	8,019	7,758	7,839

TOTAL LONG-TERM LIABILITIES	54,653	57,051	52,217

TOTAL LIABILITIES	161,325	169,219	187,426

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common Stock, convertible to Common Stock on a per share basis, cumulative voting rights of ten votes per share, $.01 par value; 10,000,000 shares authorized, 2,597,426 shares issued and outstanding	26	26	26
Common Stock, non-cumulative voting rights of one vote per share, $.01 par value; 17,000,000 shares authorized, 8,988,812, 8,939,890 and 8,939,390 shares issued	90	89	89
Capital in excess of par value	125,693	123,899	123,613
Retained earnings	113,993	124,058	125,273
Accumulated other comprehensive loss	(7,695)	(8,630)	(4,529)
Treasury stock, at cost; 117,900 shares of Common Stock	(1,204)	(1,204)	(1,204)

TOTAL STOCKHOLDERS’ EQUITY	230,903	238,238	243,268

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$392,228	$407,457	$430,694

The accompanying unaudited notes
are
an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 25, 2020	2,597,426	$26	8,939,890	$89	$123,899	$124,058	$(8,630)	$(1,204)	$238,238
Net income						12,812			12,812
Cash dividends ($2.50 per share)						(28,685)			(28,685)
Pension liability amortization, net of income tax expense of $104							312		312
Equity award exercises			221	—	—				—
Stock-based compensation expense					622				622

Balance, September 24, 2020	2,597,426	$26	8,940,111	$89	$124,521	$108,185	$(8,318)	$(1,204)	$223,299
Net income						19,885			19,885
Pension liability amortization, net of income tax expense of $103							311		311
Equity award exercises , net of shares withheld for employee taxes			43,477	1	(487)				(486)
Stock-based compensation expense					998				998

Balance, December 24, 2020	2,597,426	$26	8,983,588	$90	$125,032	$128,070	$(8,007)	$(1,204)	$244,007
Net income						14,701			14,701
Cash dividends ($2.50 per share)						(28,778)			(28,778)
Pension liability amortization, net of income tax expense of $104							312		312
Equity award exercises , net of shares withheld for employee taxes			5,224	—	(49)				(49)
Stock-based compensation expense					710				710

Balance, March 25, 2021	2,597,426	$26	8,988,812	$90	$125,693	$113,993	$(7,695)	$(1,204)	$230,903

	Class A Common Stock		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance, June 27, 2019	2,597,426	$26	8,909,406	$89	$122,257	$137,712	$(4,325)	$(1,204)	$254,555
Net income						12,926			12,926
Cash dividends ($3.00 per share)						(34,321)			(34,321)
Pension liability amortization, net of income tax expense of $86							257		257
Impact of adopting ASU 2018-02						976	(976)		—
Stock-based compensation expense					633				633

Balance, September 26, 2019	2,597,426	$26	8,909,406	$89	$122,890	$117,293	$(5,044)	$(1,204)	$234,050
Net income						17,461			17,461
Cash dividends ($2.00 per share)						(22,947)			(22,947)
Pension liability amortization, net of income tax expense of $86							258		258
Equity award exercises , net of shares withheld for employee taxes			27,830	—	(761)				(761)
Stock-based compensation expense					855				855

Balance, December 26, 2019	2,597,426	$26	8,937,236	$89	$122,984	$111,807	$(4,786)	$(1,204)	$228,916
Net income						13,466			13,466
Pension liability amortization, net of income tax expense of $86							257		257
Equity award exercises , net of shares withheld for employee taxes			2,154	—	(73)				(73)
Stock-based compensation expense					702				702

Balance, March 26, 2020	2,597,426	$26	8,939,390	$89	$123,613	$125,273	$(4,529)	$(1,204)	$243,268

The accompanying unaudited notes are an integral part of these consolidated financial statements.

JOHN B. SANFILIPPO & SON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Thirty-Nine Weeks Ended
	March 25, 2021	March 26, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,398	$43,853
Depreciation and amortization	13,665	13,521
Gain on disposition of assets, net	(2,733)	(899)
Deferred income tax expense (benefit)	1,737	(250)
Stock-based compensation expense	2,330	2,190
Change in assets and liabilities:
Accounts receivable, net	(7,553)	(6,196)
Inventories	20,311	(31,490)
Prepaid expenses and other current assets	1,834	398
Accounts payable	7,498	12,080
Accrued expenses	(6,138)	(1,576)
Income taxes payable	(3,727)	1,039
Other long-term assets and liabilities	605	806
Other, net	1,799	1,486

Net cash provided by operating activities	77,026	34,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,769)	(10,560)
Proceeds from insurance recoveries	2,506	232
Other	(357)	(205)
Net cash used in investing activities	(13,620)	(10,533)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term (repayments) borrowings	(1,003)	38,175
Debt issue costs	—	(410)
Principal payments on long-term debt	(4,365)	(5,880)
(Decrease) increase in bank overdraft	(532)	1,190
Dividends paid	(57,463)	(57,268)
Taxes paid related to net share settlement of equity awards	(535)	(834)

Net cash used in financing activities	(63,898)	(25,027)
NET DECREASE IN CASH	(492)	(598)
Cash, beginning of period	1,535	1,591

Cash, end of period	$1,043	$993

Supplemental disclosure of non-cash activities:
Right-of-use assets recognized at ASU No. 2016-02 transition	—	$5,361
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

•	References herein to fiscal 2021 and fiscal 2020 are to the fiscal year ending June 24, 2021 and the fiscal year ended June 25, 2020, respectively.

•	References herein to the third quarter of fiscal 2021 and fiscal 2020 are to the quarters ended March 25, 2021 and March 26, 2020, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2021 and fiscal 2020 are to the thirty-nine weeks ended March 25, 2021 and March 26, 2020, respectively.
We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds, and other nuts in the United States. These nuts are sold under our
Fisher
,
Orchard Valley Harvest
,
Squirrel Brand
,
Southern Style Nuts
and
Sunshine Country
brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks and other sesame snack products under our brand names and under private brands. Our products are sold through three primary distribution channels, including food retailers in the consumer channel, commercial ingredient users and contract packaging customers.
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
Revenue recognition is generally completed at a point in time when product control is transferred to the customer. For virtually all of our revenues, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can then direct the use and obtain substantially all of the remaining benefits from the asset at that point in time. Therefore, the timing of our revenue recognition requires little judgment.
Variable Consideration
Some of our products are sold through specific incentive programs consisting of promotional allowances, volume and customer rebates, in-store
display incentives and marketing allowances, among others, to consumer and some commercial ingredient customers. The ultimate cost of these programs is dependent on certain factors such as actual purchase volumes or customer activities and is dependent on significant management judgment when determining estimates. The Company accounts for these programs as variable consideration and recognizes a reduction in revenue (and a corresponding reduction in the transaction price) in the same period as the underlying program based upon the terms of the specific arrangements.
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
Disaggregation of Revenue
Revenue disaggregated by sales channel is as follows:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Distribution Channel	March 25, 2021	March 26, 2020	March 25, 2021	March 26, 2020
Consumer	$169,415	$158,616	$528,201	$503,848
Commercial Ingredients	21,052	30,312	64,399	101,447
Contract Packaging	17,425	22,696	59,140	70,598

Total	$207,892	$211,624	$651,740	$675,893

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
We determine if an arrangement is a lease at inception and analyze the lease to determine if it is operating or finance. Operating lease right-of-use
assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use
assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Implicit rates are used when readily determinable. None of our leases currently contain options to extend the term. In the event of an option to extend the term of a lease, the lease term used in measuring the liability would include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the respective lease term. Our leases have remaining terms of up to 5.3 years.
It is our accounting policy to not apply lease recognition requirements to short term leases, defined as leases with an initial term of 12 months or less. As such, leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. We have also made the policy election to not separate lease and non-lease
components for all leases.
The following table provides supplemental information related to operating lease right-of-use
assets and liabilities:

	March 25, 2021	June 25, 2020	March 26, 2020	Affected Line Item in Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$3,758	$4,351	$4,638	Operating lease right-of-use assets

Total lease right-of-use assets	$3,758	$4,351	$4,638

Liabilities
Current:
Operating leases	$1,449	$1,376	$1,374	Other accrued expenses
Noncurrent:
Operating leases	2,359	2,990	3,259	Long-term operating lease liabilities

Total lease liabilities	$3,808	$4,366	$4,633

The following tables summarize the Company’s total lease costs and other information arising from operating lease transactions:

	For the Quarter Ended		For the Thirty-nine Weeks Ended
	March 25, 2021	March 26, 2020	March 25, 2021	March 26, 2020
Operating lease costs (a)	$437	$432	$1,387	$1,266
Variable lease costs (b)	17	16	54	47
Total Lease Cost	$454	$448	$1,441	$1,313

(a)	Includes short-term leases which are immaterial.
(b)	Variable lease costs consist of sales tax.

Supplemental cash flow and other information related to leases was as follows:

	For the Thirty-nine Weeks Ended
	March 25, 2021	March 26, 2020
Operating cash flows information:
Cash paid for amounts included in measurements for lease liabilities	$1,171	$1,163
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease obligations	$490	$326

	March 25, 2021	June 25, 2020	March 26, 2020
Weighted Average Remaining Lease Term (in years)	3.0	3.4	3.6
Weighted Average Discount Rate	4.3%	4.4%	4.4%
Maturities of operating lease liabilities as of March 25, 2021 are as follows:

Fiscal year ending
June 24, 2021 (excluding the thirty-nine weeks ended March 25, 2021)	$438
June 30, 2022	1,486
June 29, 2023	1,236
June 27, 2024	593
June 26, 2025	231
June 25, 2026	59
Thereafter	—

Total lease payment	4,043
Less imputed interest	(235)

Present value of operating lease liabilities	$3,808

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
non-lease
components such as recurring utility and storage fees. Leases between related parties are immaterial.
Leasing revenue is as follows:

	For the Quarter ended		For the Thirty-nine weeks ended
	March 25, 2021	March 26, 2020	March 25, 2021	March 26, 2020
Lease income related to lease payments	$451	$510	$1,354	$1,515

The future minimum, undiscounted fixed cash flows under
non-cancelable
tenant operating leases for each of the next five years and thereafter is presented below.

Fiscal year ending
June 24, 2021 (excluding the thirty-nine weeks ended March 25, 2021)	$499
June 30, 2022	1,747
June 29, 2023	1,790
June 27, 2024	1,818
June 26, 2025	1,228
June 25, 2026	670
Thereafter	614

$8,366
Note 4 – Inventories
Inventories consist of the following:

	March 25, 2021	June 25, 2020	March 26, 2020
Raw material and supplies	$73,068	$69,276	$87,120
Work-in-process and finished goods	78,689	102,792	101,394

Total	$151,757	$172,068	$188,514

Note 5 – Goodwill and Intangible Assets
Identifiable intangible assets that are subject to amortization consist of the following:

	March 25, 2021	June 25, 2020	March 26, 2020
Customer relationships	$21,100	$21,100	$21,100
Brand names	16,990	16,990	16,990
Non-compete agreement	270	270	270

	38,360	38,360	38,360
Less accumulated amortization:
Customer relationships	(17,326)	(16,223)	(15,830)
Brand names	(10,390)	(9,873)	(9,700)
Non-compete agreement	(180)	(139)	(126)

	(27,896)	(26,235)	(25,656)

Net intangible assets	$10,464	$12,125	$12,704

Customer relationships are being amortized on an accelerated basis. The brand names remaining to be amortized consist of the
Squirrel Brand
and
Southern Style Nuts
brand names.
Total amortization expense related to intangible assets, which is recorded within Administrative expense, was $504 and $1,661 for the quarter and thirty-nine weeks ended March 25, 2021, respectively. Amortization expense for the remainder of fiscal 2021 is expected to be approximately $504 and expected amortization expense the next five fiscal years is as follows:

Fiscal year ending
June 30, 2022	$1,896
June 29, 2023	1,657
June 27, 2024	1,414
June 26, 2025	1,156
June 25, 2026	861

Our net goodwill of $9,650 relates entirely to the Squirrel Brand acquisition completed in the second quarter of fiscal 2018. There was no change in the carrying amount of goodwill during the thirty-nine weeks ended March 25, 2021.
Note 6 – Credit Facility
Our Amended and Restated Credit Agreement dated March 5, 2020 provides for a $117,500 senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by substantially all our assets other than machinery and equipment, real property and fixtures.
At March 25, 2021, we had $88,310 of available credit under the Credit Facility which reflects borrowings of $26,005 and reduced availability as a result of $3,185 in outstanding letters of credit. As of March 25, 2021, we were in compliance with all financial covenants under the Credit Facility and Mortgage Facility (as defined below).
Note 7 – Earnings Per Common Share
The following table presents the reconciliation of the weighted average shares outstanding used in computing basic and diluted earnings per share:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 25, 2021	March 26, 2020	March 25, 2021	March 26, 2020
Weighted average number of shares outstanding – basic	11,515,465	11,475,874	11,495,504	11,459,653
Effect of dilutive securities:
Stock options and restricted stock units	58,552	63,767	57,206	75,015

Weighted average number of shares outstanding – diluted	11,574,017	11,539,641	11,552,710	11,534,668

The following table presents a summary of anti-dilutive awards excluded from the computation of diluted earnings per share:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 25, 2021	March 26, 2020	March 25, 2021	March 26, 2020
Weighted average number of anti-dilutive awards:	—	28,040	—	9,347
Weighted average exercise price per award:	$—	$90.26	$—	$90.26
Note 8 – Stock-Based Compensation Plans
The following is a summary of restricted stock unit (“RSU”) activity for the first thirty-nine weeks of fiscal 2021:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 25, 2020	166,879	$51.62
Activity:
Granted	54,966	68.97
Vested (a)	(55,826)	48.46
Forfeited	(2,356)	70.58

Outstanding at March 25, 2021	163,663	$58.25

(a)	The number of RSUs vested includes shares that were withheld on behalf of employees to satisfy the statutory income tax withholding requirements.

At March 25, 2021, there are 47,127 RSUs outstanding that are vested but deferred.
The following table summarizes compensation expense charged to earnings for all equity compensation plans for the periods presented:

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 25, 2021	March 26, 2020	March 25, 2021	March 26, 2020
Stock-based compensation expense	$710	$702	$2,330	$2,190
As of March 25, 2021, there was $4,602 of total unrecognized compensation expense related to non-vested
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

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 25, 2021	March 26, 2020	March 25, 2021	March 26, 2020
Service cost	$236	$178	$708	$534
Interest cost	214	223	643	669
Amortization of prior service cost	120	239	359	718
Amortization of loss	296	104	887	312

Net periodic benefit cost	$866	$744	$2,597	$2,233

The components of net periodic benefit cost other than the service cost component are included in the line item “Other expense” in the Consolidated Statements of Comprehensive Income.
Note 10 – Accumulated Other Comprehensive Loss
The table below sets forth the changes to accumulated other comprehensive loss (“AOCL”) for the thirty-nine weeks ended March 25, 2021 and March 26, 2020.
These changes are all related to our defined benefit pension plan.

	For the Thirty-Nine Weeks Ended
Changes to AOCL (a)	March 25, 2021	March 26, 2020
Balance at beginning of period	$(8,630)	$(4,325)
Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	1,246	1,030
Tax effect	(311)	(258)

Net current-period other comprehensive income	935	772
Impact of adopting ASU 2018-02	—	(976)

Balance at end of period	$(7,695)	$(4,529)

(a)	Amounts in parenthesis indicate debits/expense.

The reclassifications out of AOCL for the quarter and thirty-nine weeks ended March 25, 2021 and March 26, 2020 were as follows:

					Affected line item in the Consolidated Statements of Comprehensive Income
Reclassifications from AOCL to earnings (b)	For the Quarter Ended		For the Thirty-Nine Weeks Ended
	March 25, 2021	March 26, 2020	March 25, 2021	March 26, 2020
Amortization of defined benefit pension items:
Unrecognized prior service cost	$(120)	$(239)	$(359)	$(718)	Other expense
Unrecognized net loss	(296)	(104)	(887)	(312)	Other expense

Total before tax	(416)	(343)	(1,246)	(1,030)
Tax effect	104	86	311	258	Income tax expense

Amortization of defined pension items, net of tax	$(312)	$(257)	$(935)	$(772)

(b)	Amounts in parenthesis indicate debits to expense. See Note 9 – “Retirement Plan” above for additional details.
Note 11 – Commitments and Contingent Liabilities
We are currently a party to various legal proceedings in the ordinary course of business. While management presently believes that the ultimate outcomes of these proceedings, individually and in the aggregate, will not materially affect our Company’s financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, and unfavorable outcomes could occur. Unfavorable outcomes could include substantial monetary damages in excess of any appropriate accruals, which management has established. Where such unfavorable final outcomes to occur, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows.
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

The following table summarizes the carrying value and fair value estimate of our current and long-term debt, excluding unamortized debt issuance costs:

	March 25, 2021	June 25, 2020	March 26, 2020
Carrying value of long-term debt:	$15,694	$20,059	$21,918
Fair value of long-term debt:	16,250	20,186	22,946
The estimated fair value of our long-term debt was determined using a market approach based upon Level 2 observable inputs, which estimates fair value based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality or broker quotes. In addition, there have been no significant changes in the underlying assets securing our long-term debt.
Note 13 – Related Party Transaction
In connection with the acquisition of the Squirrel Brand business in the second quarter of fiscal 2018, we incurred $11,500 of unsecured debt pursuant to a promissory note (the “Promissory Note”) to the principal owner and seller of the Squirrel Brand business, who was subsequently appointed as an executive officer of the Company and was considered a related party. Late in the second quarter of fiscal 2020, the employment of this executive officer with the Company ceased. He is no longer considered a related party, and therefore the outstanding bala
n
ce on the Promissory Note is not reflected as related party debt on our Consolidated Balance Sheet for any periods presented. There was no related party interest paid to this former executive officer during the thirty-nine weeks ended March
25
, 2021 or the quarter ended March
26
, 2020. Interest paid while the former executive officer was a related party was $127 for the thirty-nine weeks ended March
26
, 2020.
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
After evaluating our options with regard to our peanut production operations, the Company currently plans to cease all operations permanently at the Garysburg facility. We completed shelling of the 2019 peanut crop during the second quarter of this fiscal year and the facility will continue to be used to store and ship inshell peanuts through the remainder of fiscal 2021. During fiscal 2020 we manufactured and sold approximately 6 million pounds of inshell peanuts from this facility and plan to discontinue that product line at the end of the current fiscal year. We also expect to spend the remainder of the 2021 fiscal year cleaning and preparing the facility for sale or other utilization in our operations. Employee separation and related closure costs were immaterial for all periods presented.
Insurance proceeds totaling $2,934 were received from the insurance carrier in fiscal 2020, and the final payment of $2,730 was received during the current third quarter. Insurance proceeds received for damage to capital equipment are recorded as investing activities on the Consolidated Statements of Cash Flows when received.
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

•	References herein to fiscal 2021 and fiscal 2010 are to the fiscal year ending June 24, 2021 and the fiscal year ended June 25, 2020, respectively.

•	References herein to the third quarter of fiscal 2021 and fiscal 2020 are to the quarters ended March 25, 2021 and March 26, 2020, respectively.

•	References herein to the first three quarters or first thirty-nine weeks of fiscal 2021 and fiscal 2021 are to the thirty-nine weeks ended March 25, 2021 and March 26, 2020, respectively.
As used herein, unless the context otherwise indicates, the terms “we”, “us”, “our” or “Company” collectively refer to John B. Sanfilippo & Son, Inc. and our wholly-owned subsidiary, JBSS Ventures, LLC. Our Company’s Credit Facility and Mortgage Facility, as defined below, are sometimes collectively referred to as “our financing arrangements.”
We are one of the leading processors and distributors of peanuts, pecans, cashews, walnuts, almonds and other nuts in the United States. These nuts are sold under our
Fisher, Orchard Valley Harvest,
Squirrel Brand, Southern Style Nuts
and
Sunshine Country
brand names and under a variety of private brands. We also market and distribute, and in most cases, manufacture or process, a diverse product line of food and snack products, including peanut butter, almond butter, cashew butter, candy and confections, snacks and trail mixes, snack bites, sunflower kernels, dried fruit, corn snacks, chickpea snacks, sesame sticks and other sesame snack products under our brand names and under private brands. We distribute our products in the consumer, commercial ingredients and contract packaging distribution channels.
The Company’s long-term objective to drive profitable growth, as identified in our strategic plan (the “Strategic Plan”), includes continuing to grow
Fisher,
 Orchard Valley Harvest, Squirrel Brand
and
Southern Style Nuts
 into leading brands and providing integrated nut solutions to grow non-branded
business across key customers. We plan to execute on our Strategic Plan to grow our branded business by reaching new consumers via product and packaging innovation, expanding distribution across current and alternative channels, diversifying our product offerings and focusing on new ways for consumers to buy our products, with an emphasis on increasing our sales via
e-commerce
platforms and retailers. In addition, during fiscal 2021 we have invested in our people and facilities in order to research, develop, market and sell new products in snack categories we currently are not in for our branded business and private brand partners.
We face a number of challenges in the future which include intensified competition on pricing and for market share from both private brand and name brand nut products. Our
Fisher
recipe nut sales have been negatively impacted due to this increased competition for market share. We also face changing industry trends as consumer preferences evolve into shopping in smaller store formats like grocery and online. Additionally, the wooden pallet industry has been impacted for several months with low inventory levels, due in part to labor and lumber shortages. The pallet shortage has impacted our operations, primarily at our Elgin, IL facility, and led to some cost increases. We anticipate the industry to see some relief in the coming quarters. In the interim, we are working with our vendors, customers and JBSS facilities in other regions of the country to source additional supply. If the shortage continues, and we cannot secure an adequate supply of wooden pallets to fulfill customer orders, this shortage could have an unfavorable impact on net sales in our fourth quarter.

We will continue to focus on seeking profitable business opportunities to maximize the utilization of our production capacity at our primary manufacturing, processing and distribution facility located in Elgin, Illinois. We expect to redirect our promotional and advertising activity with respect to our brands to focus on more digital and
e-commerce
platforms to match consumer behavior. We continue to see strong
e-commerce
performance across several of our
branded products and expect that there will be additional opportunities to connect these brands to consumers’ desires for more functional snacking, baking and cooking ideas. We will continue to face the ongoing challenges specific to our business, such as food safety and regulatory compliance and the maintenance and growth of our customer base for branded and private label products. See the information referenced in Part II, Item 1A — “Risk Factors” of this report for additional information about our risks, challenges and uncertainties.
COVID-19
Impacts
We will continue to face challenges in the remainder of our fiscal 2021 (and into fiscal year 2022) as result of the
COVID-19
pandemic and the uncertainty of future local, state and federal restrictions aimed to mitigate and control the pandemic. As many of these restrictions were eased near the conclusion of our fiscal 2020, we saw a gradual (albeit limited) increase in demand from our foodservice, restaurant, convenience store and non-essential
retail customers. However, as conditions surrounding the pandemic deteriorated during the fall and winter of calendar 2020 and so far during calendar 2021, consumers were and continue to be limited in their ability to purchase meals outside their homes. As indoor dining restrictions continued due to the impact of
COVID-19,
consumers continued to snack, cook and bake more at home. While this trend has had a positive impact on certain aspects of our consumer business, demand continued to be suppressed from our foodservice, restaurant and non-essential
retail customers. Additionally,
COVID-19
has had an unfavorable impact on a major customer’s business in our contract packaging distribution channel due to reduced foot traffic in convenience stores as people continue to work from home. Although demand has been suppressed from our foodservice customers, the chart below indicates that the rate of decline is recovering from its low point in our fourth quarter of fiscal 2020, and we believe that as the
COVID-19
vaccine becomes more widely distributed and accepted by the public, and restrictions are again loosened, sales volume with our foodservice, restaurant, convenience store and non-essential
retail customers will continue to improve.

Also, during fiscal 2021, we have seen signs of a shortage in capacity in the transportation industry, which our transportation service providers believe is due, in part, to driver concerns related to the impacts of
COVID-19.
Compounding this driver shortage is an increase in demand driven by additional spending on consumer goods. This tightening in transportation capacity, including rail and ocean freight, is expected to continue into fiscal 2022, has led to increased transportation costs and may lead to potential disruptions in service to our customers and from our suppliers.
The Company’s
COVID-19
crisis team continues to meet on a regular basis to discuss risks faced by the Company and mitigation strategies. We continue to follow recommendations made by state and federal regulators and health agencies to ensure the safety and health of our employees as those recommendations change and evolve. We have implemented (among other things) a temporary work from home option for the majority of our office employees, staggered shifts and breaks, installed partitions on production lines and office space where social distancing could not be consistently maintained and installed thermal scanners to measure temperature for all employees upon arrival. We update and enhance these measures as new guidance is provided. In addition, we extended personal time off for those employees who are in self-quarantine or ill and have organized a free, voluntary
COVID-19
immunization clinic, which will be
on-site
at our Elgin, IL facility during our fourth fiscal quarter for interested employees and their families.

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

QUARTERLY HIGHLIGHTS
Our net sales of $207.9 million for the third quarter of fiscal 2021 decreased 1.8% from our net sales of $211.6 million for the third quarter of fiscal 2020. Net sales for the first thirty-nine weeks of fiscal 2021 decreased $24.2 million, or 3.6%, to $651.7 million compared to the first thirty-nine weeks of fiscal 2020.
Sales volume, measured as pounds sold to customers, decreased 0.9 million pounds, or 1.2%, in the third quarter of fiscal 2021, compared to the third quarter of fiscal 2020. Sales volume for the first thirty-nine weeks of fiscal 2021 decreased 1.9 million pounds, or 0.9%, compared to the first thirty-nine weeks of fiscal 2020.
Gross profit increased $3.2 million, and our gross profit margin, as a percentage of net sales, increased to 22.1% for the third quarter of fiscal 2021 compared to 20.2% for the third quarter of fiscal 2020. Gross profit increased $3.1 million and our gross profit margin increased to 21.2% from 20.0% for the first thirty-nine weeks of fiscal 2021 compared to the first thirty-nine weeks of fiscal 2020.
Total operating expenses for the third quarter of fiscal 2021 increased $1.5 million, or 6.6%, compared to the third quarter of fiscal 2020. As a percentage of net sales, total operating expenses in the third quarter of fiscal 2021 increased to 12.0% from 11.1% for the third quarter of fiscal 2020. For the first thirty-nine weeks of fiscal 2021, total operating expenses decreased $1.7 million, and total operating expenses as a percentage of net sales increased to 10.8% from 10.7% compared to the first thirty-nine weeks of fiscal 2020.
The total value of inventories on hand at the end of the third quarter of fiscal 2021 decreased $36.8 million, or 19.5%, in comparison to the total value of inventories on hand at the end of the third quarter of fiscal 2020.
We have seen acquisition costs for all major tree nuts decrease in the 2020 crop year (which falls into our 2021 fiscal year). We have completed procurement of inshell walnuts during the first half of fiscal 2021, and the final total payments due to our walnut growers were determined in the current quarter. The final prices paid, and remaining to be paid to the walnut growers, were based upon current market prices and other factors, such as crop size and export demand. A large majority of payments to walnut growers were completed in the third quarter of fiscal 2021. Remaining amounts to be paid to walnut growers as of March 25, 2021 are final and are not subject to revision. We increased our walnut grower liability by approximately $0.7 million during the third quarter of fiscal 2021, as the final payments to walnut growers were slightly more than the amounts estimated at the end of last quarter. This increase is insignificant compared to our total inshell walnut procurement costs for the year, and the adjustment to cost of sales was immaterial to our results of operations.

RESULTS OF OPERATIONS
Net Sales
Our net sales decreased 1.8% to $207.9 million in the third quarter of fiscal 2021 compared to net sales of $211.6 million for the third quarter of fiscal 2020. The decrease in net sales was primarily attributable to a 1.2% decrease in sales volume, which is defined as pounds sold to customers. The decline in sales volume was due to a reduction in sales volume for almonds and peanuts, which was offset in part by increased sales volume for trail and snack mixes.
For the first thirty-nine weeks of fiscal 2021 our net sales were $651.7 million, a decrease of $24.2 million, or 3.6%, compared to the same period of fiscal 2020. The decrease in net sales was primarily attributable to a 2.7% decline in the weighted average selling price per pound. The decrease in the weighted average selling price per pound was attributable to lower selling prices for tree nuts, which were due to lower commodity acquisition costs. A 0.9% decrease in sales volume, due to the same reasons cited in the quarterly comparison, also contributed to the overall decline in net sales.
The following table summarizes sales by product type as a percentage of total gross sales. The information is based upon gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.

	For the Quarter Ended		For the Thirty-Nine Weeks Ended
Product Type	March 25, 2021	March 26, 2020	March 25, 2021	March 26, 2020
Peanuts	19.5%	19.5%	19.2%	17.7%
Pecans	7.8	7.0	10.7	11.2
Cashews & Mixed Nuts	23.1	23.0	23.3	22.8
Walnuts	5.4	6.1	6.4	7.4
Almonds	10.5	16.1	10.7	15.2
Trail & Snack Mixes	27.8	22.6	24.1	20.3
Other	5.9	5.7	5.6	5.4

Total	100.0%	100.0%	100.0%	100.0%

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Quarter Ended
Distribution Channel	March 25, 2021	Percentage of Total	March 26, 2020	Percentage of Total	$ Change	Percent Change
Consumer (1)	$169,415	81.5%	$158,616	75.0%	$10,799	6.8%
Commercial Ingredients	21,052	10.1	30,312	14.3	(9,260)	(30.5)
Contract Packaging	17,425	8.4	22,696	10.7	(5,271)	(23.2)

Total	$207,892	100.0%	$211,624	100.0%	$(3,732)	(1.8)%

(1)
Sales of branded products were approximately 20% and 24% of total consumer sales during the third quarter of fiscal 2021 and fiscal 2020, respectively.
Fisher
branded products were approximately 63% and 58% of branded sales during the third quarter of fiscal 2021 and fiscal 2020, respectively, with
Orchard Valley Harvest
branded products accounting for the majority of the remaining branded product sales.

The following table shows a comparison of net sales by distribution channel (dollars in thousands):

	For the Thirty-nine Weeks Ended
Distribution Channel	March 25, 2021	Percentage of Total	March 26, 2020	Percentage of Total	$ Change	Percent Change
Consumer (1)	$528,201	81.0%	$503,848	74.6%	$24,353	4.8%
Commercial Ingredients	64,399	9.9	101,447	15.0	(37,048)	(36.5)
Contract Packaging	59,140	9.1	70,598	10.4	(11,458)	(16.2)

Total	$651,740	100.0%	$675,893	100.0%	$(24,153)	(3.6)%

(1)
Sales of branded products were approximately 25% and 29% of total consumer sales during the first thirty-nine weeks of fiscal 2021 and fiscal 2020, respectively.
Fisher
branded products were approximately 68% and 67% of branded sales during the first thirty-nine weeks of fiscal 2021 and fiscal 2020, respectively, with
Orchard Valley Harvest
branded products accounting for the majority of the remaining branded product sales.

Net sales in the consumer distribution channel increased 6.8% in dollars and 9.1% in sales volume in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. The sales volume increase was driven by an 11.8% increase in sales volume for private brand products, specifically snack nuts and trail and snack mixes, from new distribution at existing customers, a shift in consumer preferences to lower priced private brand products and growth in snacking as many consumers continue to purchase food for consumption at home. Sales volume for
Fisher
snack nuts decreased 3.1%, primarily as a result of reduced merchandising activity for
Fisher
inshell peanuts as we are in the process of discontinuing that inshell peanut product line, which we expect will be completed by the end of the fourth quarter of fiscal 2021. Sales volume of
Fisher
recipe nuts decreased 6.4% as a result of lost distribution at two grocery customers. Sales volume of
Orchard Valley Harvest
products decreased 21.4% due to reduced foot traffic at a major customer in the non-food
sector as a result of
COVID-19.
Sales volume of
Southern Style Nuts
decreased 14.2% primarily due to the discontinuance of an item at a major customer.
In the first thirty-nine weeks of fiscal 2021, net sales in the consumer distribution channel increased 4.8% in dollars and 7.7% in sales volume, compared to the same period of fiscal 2020. The sales volume increase occurred for the same reasons cited in the quarterly comparison. Increased sales for
Fisher
snack nuts also contributed to the sales volume increase in the consumer distribution channel.
Net sales in the commercial ingredients distribution channel decreased 30.5% in dollars and 29.8% in sales volume in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. The decline in sales volume was due to a 25.7% decrease in sales volume in our foodservice business and a decline in sales of peanut crushing stock to peanut oil processors. The sales volume decline in our foodservice business resulted from a decline in air travel and nationwide restrictions on indoor restaurant dining, which were attributable to
COVID-19.
In the first thirty-nine weeks of fiscal 2021, net sales in the commercial ingredients distribution channel decreased 36.5% in dollars and 27.1% in sales volume compared to the same period of fiscal 2020. The decline in sales volume was primarily due to a 32.5% decrease in sales volume in our foodservice business, which occurred for the same reasons cited in the quarterly comparison.
Net sales in the contract packaging distribution channel decreased 23.2% in dollars and 19.2% in sales volume in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. The decline in sales volume was primarily attributable to the unfavorable impact of lower convenience store foot traffic on one customer’s business as a result of
COVID-19.
In the first thirty-nine weeks of fiscal 2021, net sales in the contract packaging distribution channel decreased 16.2% in dollars and 15.1% in sales volume compared to the first thirty-nine weeks of fiscal 2020. The decline in sales volume occurred for the same reason cited in the quarterly comparison, as well as the loss of peanut butter business with another customer due to a temporary peanut supply shortage that existed in the first quarter of fiscal 2021.
Gross Profit
Gross profit increased $3.2 million, or 7.6%, to $46.0 million for the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. Our gross profit margin, as a percentage of net sales, increased to 22.1% for the third quarter of fiscal 2021 compared to 20.2% for the third quarter of fiscal 2020. The increases in gross profit and gross profit margin were mainly attributable to lower commodity acquisition costs for all major tree nuts.

Gross profit increased $3.1 million, or 2.3%, to $138.2 million for the first thirty-nine weeks of fiscal 2021 compared to the first thirty-nine weeks of fiscal 2020. Our gross profit margin increased to 21.2% for the first thirty-nine weeks of fiscal 2021 compared to 20.0% for the first thirty-nine weeks of fiscal 2020. The increases in gross profit and gross profit margin in the year to date comparison occurred for the same reason cited in the quarterly comparison.
Operating Expenses
Total operating expenses for the third quarter of fiscal 2021 increased $1.5 million, or 6.6%, to $24.9 million. Operating expenses increased to 12.0% of net sales for the third quarter of fiscal 2021 compared to 11.1% of net sales for the third quarter of fiscal 2020.
Selling expenses for the third quarter of fiscal 2021 were $15.1 million, an increase of $1.2 million, or 8.7%, from the third quarter of fiscal 2020. The increase was driven by a $1.5 million increase in freight expense due to significantly higher freight rates compared to last year’s third quarter and, to a lesser extent, an increase in sales volume for our sales made on a delivered basis to customers. This increase was partially offset by a $0.3 million decrease in commission expense.
Administrative expenses for the third quarter of fiscal 2021 were $9.9 million, an increase of $0.3 million, or 3.5%, compared to the third quarter of fiscal 2020. The increase was primarily due to $0.7 million decrease in the gain on asset disposals due to an insurance recovery recognized in last year’s third quarter. The insurance recovery, which was the first of two recoveries, related to a fire in our Garysburg, North Carolina facility that occurred in the second quarter of fiscal 2020. This increase was largely offset by a $0.5 million decrease in incentive compensation expense.
Total operating expenses for the first thirty-nine weeks of fiscal 2021 decreased $1.7 million, or 2.4%, to $70.4 million. Operating expenses increased to 10.8% of net sales for the first three quarters of fiscal 2021 compared to 10.7% of net sales for the three quarters of fiscal 2020.
Selling expenses for the first thirty-nine weeks of fiscal 2021 were $44.9 million, an increase of $0.8 million, or 1.8%, from the amount recorded for the first thirty-nine weeks of fiscal 2020. The increase was driven by a $1.8 million increase in freight expense for the same reasons discussed in the quarterly comparison and was partially offset by a $1.0 million decrease in advertising expense due to less radio advertising.
Administrative expenses for the first thirty-nine weeks of fiscal 2021 were $25.5 million, a decrease of $2.5 million, or 8.8%, compared to the same period of fiscal 2020. The decrease was due to a $1.8 million increase in the gain on asset disposals, mainly resulting from a $2.3 million gain from the final insurance recovery recognized in the second quarter of fiscal 2021 for the Garysburg facility fire, and a $0.6 million decrease in compensation related expenses, primarily incentive compensation expense.
Income from Operations
Due to the factors discussed above, income from operations was $21.1 million, or 10.1% of net sales, for the third quarter of fiscal 2021 compared to $19.4 million, or 9.2% of net sales, for the third quarter of fiscal 2020.
Due to the factors discussed above, income from operations was $67.8 million, or 10.4% of net sales, for the first thirty-nine weeks of fiscal 2021 compared to $62.9 million, or 9.3% of net sales, for the first thirty-nine weeks of fiscal 2020.
Interest Expense
Interest expense was $0.3 million for the third quarter of fiscal 2021 compared to $0.6 million in the third quarter of fiscal 2020. Interest expense for the first three quarters of fiscal 2021 was $1.1 million compared to $1.5 million for the first three quarters of fiscal 2020. The decrease in interest expense for both the quarterly and year to date comparisons was a result of lower average debt levels.

Rental and Miscellaneous Expense, Net
Net rental and miscellaneous expense was $0.4 million for the third quarter of fiscal 2021 compared to $0.3 million for the third quarter of fiscal 2020. Net rental and miscellaneous expense was $1.2 million for the first thirty-nine weeks of fiscal 2021 compared to $1.0 million for the first thirty-nine weeks of fiscal 2020.
Other Expense
Other expense consists of pension related expenses other than the service cost component and was $0.6 million for both the third quarter of fiscal 2021 and fiscal 2020. Other expense was $1.9 million for the first thirty-nine weeks of fiscal 2021 compared to $1.7 million for the first thirty-nine weeks of fiscal 2020.
Income Tax Expense
Income tax expense was $5.1 million, or 25.7% of income before income taxes, for the third quarter of fiscal 2021 compared to $4.5 million, or 25.0% of income before income taxes, for the third quarter of fiscal 2020. For the first thirty-nine weeks of fiscal 2021, income tax expense was $16.2 million, or 25.4% of income before income taxes, compared to $14.9 million, or 25.3% of income before income taxes, for the comparable period last year.
Net Income
Net income was $14.7 million, or $1.28 per common share basic and $1.27 per common share diluted, for the third quarter of fiscal 2021, compared to $13.5 million, or $1.17 per common share basic and diluted, for the third quarter of fiscal 2020.
Net income was $47.4 million, or $4.12 per common share basic and $4.10 per common share diluted, for the first thirty-nine weeks of fiscal 2021, compared to net income of $43.9 million, or $3.83 per common share basic and $3.80 per common share diluted, for the first thirty-nine weeks of fiscal 2020.

LIQUIDITY AND CAPITAL RESOURCES
General
The primary uses of cash are to fund our current operations, fulfill contractual obligations, pursue our Strategic Plan through growing our branded and private label nut programs and repay indebtedness. Also, various uncertainties could result in additional uses of cash. The primary sources of cash are results of operations and availability under our Credit Facility. We anticipate that expected net cash flow generated from operations and amounts available pursuant to the Credit Facility will be sufficient to fund our operations for the next twelve months. Our available credit under our Credit Facility has allowed us to devote more funds to promote our products, consummate strategic investments and business acquisitions, such as the fiscal 2018 acquisition of the Squirrel Brand business, reinvest in the Company through capital expenditures, develop new products, pay cash dividends and explore other growth strategies outlined in our Strategic Plan.
Cash flows from operating activities have historically been driven by net income but are also significantly influenced by inventory requirements, which can change based upon fluctuations in both quantities and market prices of the various nuts and nut products we buy and sell. Current market trends in nut prices and crop estimates also impact nut procurement.
The following table sets forth certain cash flow information for the first three quarters of fiscal 2021 and 2020, respectively (dollars in thousands):

	For the Thirty-Nine Weeks Ended
	March 25, 2021	March 26, 2020	$ Change
Operating activities	$77,026	$34,962	$42,064
Investing activities	(13,620)	(10,533)	(3,087)
Financing activities	(63,898)	(25,027)	(38,871)

Net decrease in cash	$(492)	$(598)	$106

Operating Activities
Net cash provided by operating activities was $77.0 million for the first thirty-nine weeks of fiscal 2021 compared to $35.0 million for the comparative period of fiscal 2020. The increase in operating cash flow was primarily due to a decreased use of working capital for inventory compared to the first thirty-nine weeks of fiscal 2020.
Total inventories were $151.8 million at March 25, 2021, a decrease of $20.3 million, or 11.8%, from the inventory balance at June 25, 2020, and a decrease of $36.8 million, or 19.5%, from the inventory balance at March 26, 2020. The decrease in inventory at March 25, 2021 compared to June 25, 2020 was primarily due to lower commodity acquisition costs for all major tree nuts and lower quantities of peanuts and almonds on hand, which was partially offset by greater quantities of walnuts and pecans on hand. The decrease in inventories at March 25, 2021 compared to March 26, 2020 was primarily due to lower commodity acquisition costs for all major tree nuts, as well as lower quantities of peanuts, almonds and pecans on hand.
Raw nut and dried fruit input stocks, some of which are classified as work-in-process,
decreased 10.6 million pounds, or 14.7%, at March 25, 2021 compared to March 26, 2020. The weighted average cost per pound of raw nut input stocks on hand at the end of the third quarter of fiscal 2021 decreased 17.8% compared to the end of the third quarter of fiscal 2020 primarily due to lower commodity acquisition costs for all major tree nuts.
Investing Activities
Cash used in investing activities was $13.6 million during the first thirty-nine weeks of fiscal 2021 compared to $10.5 million for the same period last year. We expect total capital expenditures for new equipment, facility upgrades and food safety enhancements for fiscal 2021 to be approximately $20.0 million. The projected increase in capital expenditures from our previous expenditure level is due to a strategic investment for a new product line. Absent any material acquisitions or other significant investments, we believe that cash on hand, combined with cash provided by operations and borrowings available under the Credit Facility, will be sufficient to meet the cash requirements for planned capital expenditures.

Financing Activities
Cash used by financing activities was $63.9 million during the first thirty-nine weeks of fiscal 2021 compared to $25.0 million for the same period last year. Net repayments under our Credit Facility were $1.0 million during the first three quarters of fiscal 2021 compared to borrowings of $38.2 million during the first three quarters of fiscal 2020. The decrease in short term borrowings under our Credit Facility was due to less cash used for working capital for inventory due primarily to lower commodity acquisition costs for all major tree nuts.
Real Estate Matters
In August 2008, we completed the consolidation of our Chicago-based facilities into the Elgin Site. The Elgin Site includes both an office building and a warehouse. We are currently attempting to find additional tenants for the available space in the office building at the Elgin Site. Until additional tenant(s) are found, we will not receive the benefit of rental income associated with such space. Approximately 66% of the rentable area in the office building is currently vacant. Approximately 29% of the rentable area has not been built-out.
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
At March 25, 2021, the weighted average interest rate for the Credit Facility was 2.0%. The terms of the Credit Facility contain covenants that, among other things, require us to restrict investments, indebtedness, acquisitions and certain sales of assets and limit annual cash dividends or distributions, transactions with affiliates, redemptions of capital stock and prepayment of indebtedness (if such prepayment, among other things, is of a subordinate debt). If loan availability under the borrowing base calculation falls below $25.0 million, we will be required to maintain a specified fixed charge coverage ratio, tested on a monthly basis, until loan availability equals or exceeds $25.0 million for three consecutive months. All cash received from customers is required to be applied against the Credit Facility. The Bank Lenders have the option to accelerate and demand immediate repayment of our obligations under the Credit Facility in the event of default on the payments required under the Credit Facility, a change in control in the ownership of the Company, non-compliance
with the financial covenant or upon the occurrence of other defaults by us under the Credit Facility (including a default under the Mortgage Facility). As of March 25, 2021, we were in compliance with all covenants under the Credit Facility and we currently expect to be in compliance with the financial covenant in the Credit Facility for the foreseeable future. At March 25, 2021, we had $88.3 million of available credit under the Credit Facility. If this entire amount were borrowed at March 25, 2021, we would still be in compliance with all restrictive covenants under the Credit Facility.

Mortgage Facility
The Mortgage Facility matures on March 1, 2023. On March 1, 2018 the interest rate on the Mortgage Facility was fixed at 4.25% per annum. Monthly principal payments on the Mortgage Facility in the amount of $0.3 million commenced on June 1, 2008.
The terms of the Mortgage Facility contain covenants that require us to maintain a specified net worth of $110.0 million and maintain the Encumbered Properties. The Mortgage Lender is entitled to require immediate repayment of our obligations under the Mortgage Facility in the event we default in the payments required under the Mortgage Facility, non-compliance
with the covenants or upon the occurrence of certain other defaults by us under the Mortgage Facility. As of March 25, 2021, we were in compliance with all covenants under the Mortgage Facility and a total principal amount of $6.6 million was outstanding.
Selma Property
In September 2006, we sold our Selma, Texas properties (the “Selma Properties”) to two related party partnerships for $14.3 million and are leasing them back. The selling price was determined by an independent appraiser to be the fair market value which also approximated our carrying value. The lease for the Selma Properties has a ten-year
term at a fair market value rent with three five-year renewal options. In September 2015, we exercised two of the five-year renewal options which extended the lease term to September 2026. The lease extension also reduced the monthly lease payment on the Selma Properties, beginning in September 2016, to reflect then current market conditions. One five-year renewal option remains. Also, we have an option to purchase the Selma Properties from the owner at 95% (100% in certain circumstances) of the then fair market value, but not less than the original $14.3 million purchase price. The provisions of the arrangement are not eligible for sale-leaseback accounting and the $14.3 million was recorded as a debt obligation. No gain or loss was recorded on the Selma Properties transaction. As of March 25, 2021, $9.1 million of the debt obligation was outstanding.
Squirrel Brand Seller-Financed Note
In November 2017 we completed the Squirrel Brand acquisition. The acquisition was financed by a combination of cash (drawn under the Credit Facility) and a three-year seller-financed note for $11.5 million, which was repaid in full during the second quarter of fiscal 2021.
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
as of March 25, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 25, 2021, the Company’s disclosure controls and procedures were effective.
In connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule
13a-15(f))
during the quarter ended March 25, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 11 – “Commitments and Contingent Liabilities” in Part I, Item 1 of this Form
10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report on Form
10-Q,
you should also consider the factors, risks and uncertainties which could materially affect our Company’s business, financial condition or future results as discussed in Part I, Item 1A – “Risk Factors” of our Annual Report on Form
10-K
for the fiscal year ended June 25, 2020. There were no significant changes to the risk factors identified on the Form
10-K
for the fiscal year ended June 25, 2020 during the third quarter of fiscal 2021.
See Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form
10-Q,
and see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s Annual Report on Form
10-K
for the fiscal year ended June 25, 2020.
Item 5. Other Information
Increase in Board Size; Appointment of New Director
On April 28, 2021, the Board of Directors (the “Board”) of the Company increased the size of the Board from nine to ten members and, in accordance with the terms of its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, the Class A Directors of the Company elected Lisa A. Sanfilippo as a Class A Director of the Company to serve until the next annual meeting of stockholders of the Company and until her respective successor is duly elected and qualified or until her death, resignation or removal.
Ms. Sanfilippo is a
Co-Director
of The Global Society for Female Entrepreneurs in Beverly Hills, California and
Co-Owner
of Acceptance Recovery Center in Scottsdale, Arizona. Previously, Ms. Sanfilippo served as Director of Business Development & Innovation Trends at the Company from 2011 to 2017. Before that, Ms. Sanfilippo served in several other roles at the Company, including Senior Business Manager in charge of Alternative Channels from 2009 to 2011, Director of Customer Service from 2007 to 2009, and Senior Business Manager for Industrial Sales from 1991 to 2007.

Ms. Sanfilippo is eligible to participate in all compensation programs applicable to non-employee
members of the Board, as described in the Proxy Statements filed by the Company from time to time. In accordance with the compensation program for non-employee
directors, Ms. Sanfilippo will receive an annual cash retainer for Board service, prorated for the initial year of service. In addition, upon joining the Board, Ms. Sanfilippo received a grant of Restricted Stock Units, which were granted pursuant to a form of
Non-Employee
Director Restricted Stock Unit Award Agreement previously approved by the Board. Ms. Sanfilippo (as with the other current directors) is also expected to enter into an Indemnification Agreement with the Company in the form previously approved by the Board.
Ms. Sanfilippo was elected pursuant to an understanding with Messrs. Jeffrey T. Sanfilippo, Jasper B. Sanfilippo, Jr., James J. Sanfilippo, John E. Sanfilippo and Michael J. Valentine, as holders or beneficial owners of the Company’s Class A Common Stock and/or Class A Directors of the Company.
Ms. Sanfilippo has not entered into any transactions with the Company that are required to be disclosed pursuant to Item 404(a) of Regulation
S-K
in accordance with the rules and regulations of the SEC applicable hereto.
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

*10.8
Form of Non-Employee Director Restricted Stock Unit Award Agreement (deferral) under 2014 Omnibus Plan (fiscal 2020 and 2021 awards cycle) (incorporated by reference from Exhibit 10.39 to the Form 10-Q for the quarter ended December 24, 2015)

*10.9
Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2018, 2019 and 2020 awards cycle) (incorporated by reference from Exhibit 10.20 to the Form 10-Q for the quarter ended December 28, 2017)

*10.10
Form of Employee Restricted Stock Unit Award Agreement under 2014 Omnibus Plan (fiscal 2021 awards cycle) (incorporated by reference from Exhibit 10.10 to the Form 10-Q for the quarter ended December 24, 2020)

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

101.INS
Inline eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 28, 2021.

JOHN B. SANFILIPPO & SON, INC.

By	/s/ MICHAEL J. VALENTINE
Michael J. Valentine
Chief Financial Officer, Group President and Secretary